Form 10QSB
period 1996-03-31
BOURBON BANCSHARES INC /KY/
filed 1996-05-15
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________________ to  ___________________

Commission File Number:  33-96358

BOURBON BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Kentucky							61-0993464
(State or other jurisdiction of		      (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 157, Paris, Kentucky				40362-0157
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code:  (606)987-1795

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.		Yes    X     No _____


Number of shares of Common Stock outstanding as of April 30, 1996:  1,432,700

BOURBON BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

		Consolidated Balance Sheets				 3

		Consolidated Statements of Income			 4

		Consolidated Statements of Cash Flows			 5

		Notes to Consolidated Financial Statements		 6

Item 2.     Management's Discussion and Analysis of Financial
		Condition and Results of Operations			 6

Part II - Other Information							 9

Signatures									 9

Exhibits

	27	Financial Data Schedule					10


Item 1 - Financial Statements

BOURBON BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)
3/31/9612/31/95
Assets
Cash & Due From Banks $   7,911  $       8,197
Federal Funds Sold             875           2,850
Total Cash & Cash Equivalents $       8,786  $      11,047
Investment Securities:
  Securities Held to Maturity        16,680         16,455
  Securities Available for Sale        71,130         76,184
Federal Home Loan Bank Stock          2,788           2,741
Loans $    152,688  $    155,061
Reserve for Loan Losses          1,951      1,860
Net Loans                $  150,737     $153,201
Premises and Equipment      4,308      4,176
Other Assets          5,570           5,627
Total Assets $    259,999  $    269,431
Liabilities & Stockholders' Equity
Deposits  Demand $     24,492  $      26,636
Savings & Interest Checking        69,899         57,340
Certificates of Deposit      120,555        129,373
Total Deposits    $    214,946  $    213,349
Repurchase Agreements          2,404           4,660
Federal Funds Purchased     0     5,700
Federal Home Loan Bank Advances        14,009         19,071
Other Borrowed Funds       2003      1,431
Other Liabilities          3,053           2,053
Total Liabilities $    236,415  $    246,264
Stockholders' EquityCommon Stock $       8,620  $       6,482
Retained Earnings        14,945         16,674
Net Unrealized Gains (Losses) on Investment Securities     19             11
Total Stockholders' Equity$     23,584  $      23,167
Total Liabilities & Stockholders' Equity $    259,999  $    269,431

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)(In thousands)
 Three Months Ending 3/31/963/31/95
INTEREST INCOME:
Loans, including fees $            3,326  $             3,201
Investment Securities               1,318                 1,540
Other                  180                      51
Total Interest Income $            4,824  $             4,792
INTEREST EXPENSE:Deposits $            2,220  $             2,102
Other $               304  $                417
Total Interest Expense      2,524    2,519
Net Interest Income         2,300    2,273
Loan Loss Provision                  100                      99
Net Interest Income After Provision $            2,200  $             2,174
OTHER INCOME:
Service Charges $               407  $                382
Securities Gains (Losses)                      7                      14
Other                    93                    144
Total Other Income                  507                    540
OTHER EXPENSES:
Salaries and Benefits $               961  $              996
Occupancy Expenses       233        227
Other                    685        682
Total Other Expenses           1,879  $             1,905
Income Before Taxes $               828  $                809
Income Taxes                  189                    178
Net Income $               639  $                631
Primary  and fully diluted earnings per share $          0.44  $        0.44

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)             (In thousands)
 Three Months Ending 3/31/963/31/95
Cash Flows From Operating Activities
Net Income $               639  $                631
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                  181                    198
Investment securities (accretion) amortization, net     5              (11)
Provision for loan losses       101           99
Investment securities losses (gains), net    (8)                   (14)
Originations of loans held for sale              (2,693)              (1,860)
Proceeds from sale of loans               2,461                 1,883
Losses (gains) on sale of fixed assets                    0           (11)
Losses (gains) on sale of loans                     (2)                 (23)
Losses (gains), including write-downs, on real
  estate acquired through foreclosure, net              0              (90)
Changes in:
Interest receivable                 (52)         312
Income taxes refundable             (27)         246
Other assets                  305                    166
Interest payable                   (18)                     29
Income taxes payable                  231                  (123)
Other liabilities                   (10)                   127
Net cash provided by operating activities $       1,113  $             1,559
Cash Flows From Investing Activities
Purchases of securities available for sale $         (14,206) $       (573)
Proceeds from sales of securities available for sale    4,007       6,537
Prodeeds from principal payments, maturities and
 calls of securities available for sale         14,740                 1,017
Purchase of securities held to maturity                 (725)          (820)
Proceeds from sales, principal payments, maturities
  and calls of securities held to maturity               500             30
Net change in loans               2,309               (4,494)
Purchases of bank premises and equipment                 (240)          (74)
Proceeds from the sale of bank premises and equipment  0             100
Prodeeds from sales of real estate acquired through foreclosure 57        385
Net cash provided by investing activities $            6,442  $       2,108
Cash Flows From Financing Activities:
Net change in deposits $            2,032  $           (5,900)
Net change in securities sold under agreements to
  repurchase and federal funds purchased              (8,004)       (3,165)
Advances from Federal Home Loan Bank                    0            2,000
Payments on Federal Home Loan Bank advances              (5,062)     (169)
Net change in other borrowed funds         723         (84)
Paument on note payable                 (150)                 (150)
Proceeds from issuance of common stock                    0              59
Dividends paid                 (229)                 (192)
Net cash provided (used) by financing activities $   (10,690) $      (7,601)
Net increase (decrease) in cash and cash equivalents    $  (3,135)  $(3,934)
Cash and cash equivalents at beginning of period        $  11,046   $14,866
Cash and cash equivalents at end of period              $   7,911   $10,932

BOURBON BANCSHARES, INC.NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments)
 necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 1996 and March 31, 1995 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual REport on Form 10-KSB.
2. Primary earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury stock method upon exercise of stock options.
3. Dividends per share paid on March 31, 1996 was $0.16 compared to $0.15 on March 31, 1995

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $639 thousand, or $0.44 per share on a primary basis for the first quarter of 1996. These results compare to net income of $631 thousand or $0.44 per share on a primary basis for the first quarter of 1995.

Return on average assets was 0.97% for the first quarter of 1996 compared to 0.93% for the same time period in 1995. Return on average equity was 10.7% and 11.4% for the three months ended March 31, 1996 and 1995, respectively.

Net Interest Income

Net interest income was $2,300 thousand for the three months ended March 31, 1996 compared to $2,273 thousand in 1995, resulting in an increase of $27 thousand or 1.2%.


Non-Interest Income

Non-interest income decreased from 1995 to 1996 from $540 thousand to $507 thousand. An increase of $25 thousand in service charges from 1995 to 1996 was offset by a $12 thousand gain in 1995 from the sale fixed assets. In addition, trust commissions for 1995 were $30 thousand greater than in 1996 and net gains from the sale of loans in 1995 were $20 thousand more than in 1995.

Non-Interest Expense

The explanations for the decrease of over 6% in non-interest expenses from $1,905 thousand in 1995 to $1,879 thousand in 1996 follows. In 1995 an annuity amounting to over $57 thousand was purchased for a former manager of a savings association. Excluding this item, salaries and benefits increased $22 thousand from 1995 to 1996, a modest 2% increase. Occupancy expense also increased only about 2%. Other expenses increased only $3 thousand from 1995 to 1996. Within other expenses, the savings resulting from the decrease in FDIC insurance for commercial banks amounted to nearly $100 thousand in 1996. This is offset by net gains from the sale of other real estate of $90 thousand.

Income Taxes

The tax equivalent rate of both 1996 and 1995 income is 22%.  This rate being less than the statutory rate is a result of the tax free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals a decrease of cash and cash equivalents in 1996 of $3,135 thousand and in 1995 of $3,934 thousand. In 1995, this is primarily attributable to a decrease in deposits of $5,900 thousand. During 1996, $5,062 thousand was repaid on Federal Home Loan Bank advances. These decreases in cash were offset in 1996 and 1995 by cash provided by operating activities and investing activities. Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.


Non-Performing Assets

As of March 31, 1996, the Company's non-performing assets totaled $914 thousand or 0.6% of loans compared to $223 thousand or 0.1% of loans. Real estate loans composed over 87% and over 82% of the non-performing loans in 1996 and 1995, respectively.

Provision and Reserve for Possible Loan Losses

The 1996 provision for loan losses of $100 thousand compares to the 1995 number of $99 thousand. The loan loss reserve to total loans increased from 1.2% in 1995 to 1.3% in 1996. Management feels the current loan loss reserve is sufficient to meet future loan problems.

Part II - Other Information

Item 1.     Legal Proceedings

	The Company is not a party to any material legal proceedings.

Item 2.     Changes in Securities

	None

Item 3.     Defaults upon Senior Securities

	None

Item 4.     Submission of Matters to a Vote of Security Holders

	None

Item 5.     Other Information

	None

Item 6.     Exhibits and Reports on Form 8-K

	1.	Exhibits as required by Item 601 of Regulation S-B.

		27	Financial Data Schedule

	2.	No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

					Bourbon Bancshares, Inc.

Date  __________________		_________________________________
					Buckner Woodford, President and C.E.O.

Date  __________________		_________________________________
					Gregory J. Dawson, Chief Financial Officer