Form 10QSB
period 1996-06-30
BOURBON BANCSHARES INC /KY/
filed 1996-07-30
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________________ to  ___________________

Commission File Number:  33-96358

BOURBON BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Kentucky							           61-0993464
(State or other jurisdiction of				      (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 157, Paris, Kentucky						40362-0157
(Address of principal executive offices)					(Zip Code)

Registrants telephone number, including area code:  (606)987-1795

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.		Yes    X     No _____


Number of shares of Common Stock outstanding as of July 29, 1996:  1,419,439


BOURBON BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

		Consolidated Balance Sheets				  3

		Consolidated Statements of Income
			Six Months Ending June 30, 1996 & 1995	 	  4
			Three Months Ending June 30, 1996 & 1995	  5

		Consolidated Statements of Cash Flows
			Six Months Ending June 30, 1996 & 1995	 	  6
			Three Months Ending June 30, 1996 & 1995	  7

		Notes to Consolidated Financial Statements			  8

Item 2.     Managements Discussion and Analysis of Financial
		Condition and Results of Operations			  8

Part II - Other Information						10

Signatures								10

Exhibits

	27	Financial Data Schedule					11



Item 1 - Financial Statements

BOURBON BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET  (unaudited)
(thousands)
6/30/9612/31/95
Assets
Cash & Due From Banks $      7,987  $      8,197
Federal Funds Sold        2,975          2,850
  Total Cash & Cash Equivalents $    10,962  $    11,047
Investment Securities:
  Securities Held to Maturity       15,892        16,455
  Securities Available for Sale       62,619        76,184
Federal Home Loan Bank Stock         2,613          2,741
Loans $  155,499  $  155,061
Reserve for Loan Losses         1,974          1,860
  Net Loans $  153,525  $  153,201
Premises and Equipment         4,470          4,176
Other Assets         5,726          5,627
Total Assets $  255,807  $  269,431
Liabilities & Stockholders' Equity
Deposits
Demand $    26,304  $    26,636
Savings & Interest Checking       67,472        57,340
Certificates of Deposit    119,409      129,373
Total Deposits $  213,185  $  213,349
Repurchase Agreements         2,125          4,660
Federal Funds Purchased              0         5,700
Federal Home Loan Bank Advances       12,945        19,071
Other Borrowed Funds         2,050          1,431
Other Liabilities         1,939          2,053
Total Liabilities $  232,244  $  246,264
Stockholders' Equity
Common Stock $      8,520  $      6,482
Retained Earnings       15,424        16,674
Net Unrealized Gains (Losses) on Investment Securities           (381)   11
Total Stockholders' Equity $    23,563  $    23,167
Total Liabilities & Stockholders' Equity $  255,807  $  269,431

BOURBON BANCSHARES, INC.
CONSOLIDATED INCOME STATEMENT  (unaudited)
(thousands, except per share amounts)
 Six Months Ending 6/30/966/30/95
INTEREST INCOME:
Loans, including fees    $     6,749    $     6,539
Investment Securities           2,571           2,875
Other              298              295
Total Interest Income $      9,618  $      9,709
INTEREST EXPENSE:
Deposits $      4,383  $      4,324
Other            553             832
Total Interest Expense $      4,936  $      5,156
Net Interest Income $      4,682  $      4,553
Loan Loss Provision            201             199
Net Interest Income After Provision $      4,481  $      4,354
OTHER INCOME:
Service Charges $         721  $         748
Securities Gains (Losses)              29               15
Other            257             284
Total Other Income $      1,007  $      1,047
OTHER EXPENSES:
Salaries and Benefits $      1,945  $      1,939
Occupancy Expenses            452             457
Other         1,326          1,502
Total Other Expenses $      3,723  $      3,898
Income Before Taxes $      1,765  $      1,503
Income Taxes            418             321
Net Income $      1,347  $      1,182
Primary earnings per share $        0.93  $        0.83

BOURBON BANCSHARES, INC.
CONSOLIDATED INCOME STATEMENT  (unaudited)
(thousands, except per share amounts)
Three Months Ending 6/30/966/30/95
INTEREST INCOME:
Loans, including fees   $      3,423   $      3,338
Investment Securities           1,253           1,335
Other              118              244
Total Interest Income $      4,794  $      4,917
INTEREST EXPENSE:
Deposits    $     2,163    $     2,222
Other              249              415
Total Interest Expense $      2,412  $      2,637
Net Interest Income $      2,382  $      2,280
Loan Loss Provision              101              100
Net Interest Income After Provision $      2,281  $      2,180
OTHER INCOME:
Service Charges $         314  $         366
Securities Gains (Losses)                22                  1
Other              164              140
Total Other Income $         500  $         507
OTHER EXPENSES:
Salaries and Benefits   $        984   $         943
Occupancy Expenses              219              230
Other              641              820
Total Other Expenses $      1,844  $      1,993
Income Before Taxes $         937  $         694
Income Taxes              229              143
Net Income $         708  $         551
Primary earnings per share $        0.49  $        0.39

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)
Six Months Ending 6/30/966/30/95
Cash Flows From Operating Activities
Net Income $      1,347  $      1,182
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization            363             369
Investment securities (accretion) amortization, net              67     (25)
Provision for loan losses           201             199
Investment securities losses (gains), net             (29)                8
Originations of loans held for sale        (6,426)        (6,877)
Proceeds from sale of loans         6,187          6,908
Losses (gains) on sale of fixed assets             0               (11)
Losses (gains) on sale of loans               5              (31)
Losses (gains), including write-downs, on real
  estate acquired through foreclosure, net              0                (90)
Changes in:
Interest receivable           (163)            311
Income taxes refundable              0              149
Other assets              45            (501)
Interest payable           128             281
Income taxes payable              55               0
Other liabilities           (534)        (1,231)
Net cash provided by operating activities $      1,246  $         641
Cash Flows From Investing Activities
Purchases of securities available for sale $   (21,228) $     (2,842)
Proceeds from sales of securities available for sale       16,248    11,632
Proceeds from principal payments, maturities and
  calls of securities available for sale       18,057          2,399
Purchase of securities held to maturity           (725)           (820)
Proceeds from sales, principal payments, maturities
  and calls of securities held to maturity         1,290             645
Net change in loans           (291)        (5,616)
Purchases of bank premises and equipment           (513)           (109)
Proceeds from the sale of bank premises and equipment      0      100
Proceeds from sales of real estate acquired through foreclosure   57    385
Net cash provided by investing activities $    12,895  $      5,774
Cash Flows From Financing Activities:
Net change in deposits $           73  $     (7,687)
Net change in securities sold under agreements to
  repurchased and federal funds purchased        (8,235)        (4,282)
Advances from Federal Home Loan Bank       0         2,000
Payments on Federal Home Loan Bank advances        (6,126)           (122)
Net change in other borrowed funds            919             790
Payment on note payable           (300)           (600)
Repurchase of common stock             (99)         0
Proceeds from issuance of common stock               0              46
Dividends paid           (458)           (410)
Net cash provided by financing activities $   (14,226) $   (10,265)
Net increase (decrease) in cash and cash equivalents $     (85) $   (3,850)
Cash and cash equivalents at beginning of period       11,047        15,433
Cash and cash equivalents at end of period $    10,962  $    11,583

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)
Three Months Ending 6/30/966/30/95
Cash Flows From Operating Activities
Net Income $         708  $         551
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization            182             171
Investment securities (accretion) amortization, net              62    (14)
Provision for loan losses            100             100
Investment securities losses (gains), net             (21)              22
Originations of loans held for sale        (3,733)        (5,017)
Proceeds from sale of loans         3,726          5,025
Losses (gains) on sale of fixed assets              0     0
Losses (gains) on sale of loans                7                (8)
Losses (gains), including write-downs, on real
  estate acquired through foreclosure, net         0       0
Changes in:
  Interest receivable           (111)               (1)
  Income taxes refundable              27              (97)
  Other assets           (260)           (667)
  Interest payable            146             252
  Income taxes payable           (176)            123
  Other liabilities           (524)        (1,358)
Net cash provided by operating activities $         133  $        (918)
Cash Flows From Investing Activities
Purchases of securities available for sale $     (7,896) $     (2,269)
Proceeds from sales of securities available for sale       12,241      8,166
Proceeds from principal payments, maturities and
  calls of securities available for sale         3,317          1,382
Purchase of securities held to maturity       0        0
Proceeds from sales, principal payments, maturities
  and calls of securities held to maturity            790             615
Net change in loans        (2,600)        (1,122)
Purchases of bank premises and equipment           (273)            (35)
Proceeds from the sale of bank premises and equipment    0      0
Proceeds from sales of real estate acquired through foreclosure    0      0
Net cash provided by investing activities $      5,579  $      6,737
Cash Flows From Financing Activities:
Net change in deposits $     (1,959) $     (1,787)
Net change in securities sold under agreements to
  repurchased and federal funds purchased           (231)        (1,117)
Advances from Federal Home Loan Bank       0       0
Payments on Federal Home Loan Bank advances        (1,064)             (61)
Net change in other borrowed funds            196             874
Payment on note payable           (150)           (450)
Repurchase of common stock             (99)             0
Proceeds from issuance of common stock  0                  5
Dividends paid           (229)           (205)
Net cash provided by financing activities $     (3,536) $     (2,741)
Net increase in cash and cash equivalents $      2,176  $      3,078
Cash and cash equivalents at beginning of period         8,786     8,505
Cash and cash equivalents at end of period $    10,962  $    11,583

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Managements opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six month and three month periods ended June 30, 1996 and June 30, 1995 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-KSB.
2. Primary earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury stock method upon exercise of stock options.
3. Dividends per share paid for the quarter ended June 30, 1996 was $0.16 compared to $0.15 on June 30, 1995. This second quarter dividend was the same as was paid for the first quarter of 1996 and 1995.

Item 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $1,347 thousand, or $0.93 per share on a primary basis for the first six months ended June 30, 1996. These results compare to net income of $1,182 thousand or $0.83 per share on a primary basis for 1995. Second quarters net income was $708 thousand or $0.49 per share on a primary basis for 1996 compared to $551 thousand or $0.39 per share on a primary basis in 1995.

Return on average assets was 1.03% for the first six months ended
June 30, 1996 compared to 0.88% for the same time period in 1995. Second quarter's return on average assets was 1.10% for 1996 and 0.82% for 1995. Return on average equity was 11.5% and 10.4% for the six months ended June 30, 1996 and 1995, respectively. The three months ended June 30 revealed a return on average equity of 12.2% and 9.5% for 1996 and 1995, respectively.

Net Interest Income

Net interest income was $4,682 thousand for the six months ended June 30, 1996 compared to $4,553 thousand in 1995, resulting in an increase of $129 thousand or 2.8%. For the three months ended June 30 net interest income was $2,382 and $2,280 in 1996 and 1995, respectively.

Non-Interest Income

Non-interest income decreased for the six month period ended June 30 from $1,047 thousand in 1995 to $1,007 thousand in 1996. A decrease of $27 thousand in service charges and a decrease of $27 in other income from 1995 to 1996 was offset by a $14 thousand increase in net gains on securities from 1995 to 1996. For the three month period ended June 30, 1996 compared to the same period in 1995, service charges decreased $52 thousand, while net security gains increased $21 thousand and other income increased $24 thousand. During the first six months of 1996, trust fees have decreased nearly $32 thousand. In addition, gains on loans sold amounted to $31 thousand through June 30, 1995, while losses of $5 thousand were incurred during this time period in 1996.

Non-Interest Expense

The explanations for the decrease of nearly 4.5% in non-interest expenses from $3,898 thousand for the six months ended June 30, 1995 to $3,723 thousand for the same period in 1996, and the decrease of $149 thousand for the second quarter of 1996 compared to 1995 follows. In 1995 an annuity amounting to over $57 thousand was purchased for a former manager of a savings association. Excluding this item, salaries and benefits increased $63 thousand for the first six months of 1995 to 1996, a modest 3% increase. Occupancy expense decreased $5 thousand for the first six months of 1996 compared to 1995. For the first six months of 1996 compared to 1995, other expenses decreased $176 thousand. Within other expenses, the savings resulting from the decrease in FDIC insurance for commercial banks amounted to nearly $200 thousand for the first six months of 1996 compared to 1995. This is offset by net gains from the sale of other real estate of $90 thousand.

Income Taxes

The tax equivalent rate for the six months ended June 30, 1996 and June 30, 1995 was 24% and 21%, respectively. The rates for the three months ended June 30, 1996 and 1995 were 24% and 21%, respectively. These rates being less than the statutory rate is a result of the tax free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals a decrease of cash and cash equivalents for the first six months of 1996 of $85 thousand and $3,850 thousand for the same period in 1995. In 1995, this is primarily attributable to a decrease in deposits of $7,687 thousand and a decrease in securities sold under agreements to repurchase of $4,282 thousand. During 1996, $6,126 thousand was repaid on Federal Home Loan Bank advances and securities sold under agreements to repurchase decreased by $8,235 thousand. These decreases in cash were offset in 1996 and 1995 by cash provided by operating activities and investing activities. The increases for the second quarter of 1996 in cash and cash equivalents of $2,176 in 1996 and $3,078 in 1995 were mainly attributable to cash outflows from financing activities being more than balanced out with inflows from operating and financing activities. Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of June 30, 1996, the Company's non-performing assets totaled $1,150 thousand or 0.7% of loans compared to $395 thousand or 0.3% of loans. Real estate loans composed over 89% and over 77% of the non-performing loans as of June 30, 1996 and 1995, respectively.

Provision and Reserve for Possible Loan Losses

The 1996 six month provision for loan losses of $201 thousand compares to the 1995 number of $199 thousand. The second quarter provision for loan losses was $101 thousand for 1996 and $100 thousand for 1995. The loan loss reserve to total loans increased from 1.20% on June 30, 1995 to 1.27% as of June 30, 1996. Management feels the current loan loss reserve is sufficient to meet future loan problems.

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
					Gregory J. Dawson, Chief Financial Office