Form 10QSB
period 1996-09-30
BOURBON BANCSHARES INC /KY/
filed 1996-11-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
or
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


Number of shares of Common Stock outstanding as of
November 12, 1996:  1,415,699


BOURBON BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

		Consolidated Balance Sheets				  3

		Consolidated Statements of Income
			Nine Months Ending September 30, 1996 & 1995 	  4
			Three Months Ending September 30, 1996 & 1995	  5

		Consolidated Statements of Cash Flows
			Nine Months Ending September 30, 1996 & 1995 	  6
			Three Months Ending September 30, 1996 & 1995	  7

		Notes to Consolidated Financial Statements			  8

Item 2.     Management's Discussion and Analysis of Financial
		Condition and Results of Operations			  8

Part II - Other Information						10

Signatures								10

Exhibits

	27	Financial Data Schedule					11



Item 1 - Financial Statements

BOURBON BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET  (unaudited)
(thousands)
9/30/9612/31/95
Assets
Cash & Due From Banks $      7,264  $      8,197
Federal Funds Sold         1,175          2,850
  Total Cash & Cash Equivalents $      8,439  $    11,047
Investment Securities:
  Securities Held to Maturity       16,498        16,455
  Securities Available for Sale       63,777        76,184
Federal Home Loan Bank Stock         2,659          2,741
Loans $  158,595  $  155,061
Reserve for Loan Losses         2,026          1,860
  Net Loans $  156,569  $  153,201
Premises and Equipment         4,888          4,176
Other Assets         5,831          5,627
   Total Assets $  258,661  $  269,431
Liabilities & Stockholders' Equity
Deposits
  Demand $    28,492  $    26,636
  Savings & Interest Checking       67,743        57,340
  Certificates of Deposit     120,390      129,373
    Total Deposits $  216,625  $  213,349
Repurchase Agreements         3,187          4,660
Federal Funds Purchased               -            5,700
Federal Home Loan Bank Advances       10,599        19,071
Other Borrowed Funds         2,109          1,431
Other Liabilities         2,219          2,053
  Total Liabilities $  234,739  $  246,264
  Stockholders' Equity
Common Stock $      8,252  $      6,482
Retained Earnings       15,826        16,674
Net Unrealized Gains (Losses) on Investment Securities     (156)   11
  Total Stockholders' Equity $    23,922  $    23,167
  Total Liabilities & Stockholders' Equity $  258,661  $  269,431

BOURBON BANCSHARES, INC.
CONSOLIDATED INCOME STATEMENT  (unaudited)
(thousands, except per share amounts)
 Nine Months Ending 9/30/969/30/95
INTEREST INCOME:
Loans, including fees $      10,240  $      10,090
Investment Securities           3,916            4,362
Other              292               292
  Total Interest Income $      14,448  $      14,744
INTEREST EXPENSE:
Deposits $        6,555  $        6,602
Other              800            1,280
  Total Interest Expense $        7,355  $        7,882
Net Interest Income $        7,093  $        6,862
Loan Loss Provision              301               304
Net Interest Income After Provision $        6,792  $        6,558
OTHER INCOME:
Service Charges $        1,065  $        1,158
Securities Gains (Losses)                29               (23)
Other              490               363
  Total Other Income $        1,584  $        1,498
OTHER EXPENSES:
Salaries and Benefits $        2,966  $        2,861
Occupancy Expenses              655               664
Other           2,164            2,185
  Total Other Expenses $        5,785  $        5,710
Income Before Taxes $        2,591  $        2,346
Income Taxes              613               515
Net Income $        1,978  $        1,831
Primary earnings per share $          1.37  $          1.28

BOURBON BANCSHARES, INC.
CONSOLIDATED INCOME STATEMENT  (unaudited)
(thousands, except per share amounts)
 Three Months Ending 9/30/969/30/95
INTEREST INCOME:
Loans, including fees $          3,491  $          3,551
Investment Securities             1,345              1,487
Other                  (6)                  (3)
  Total Interest Income $          4,830  $          5,035
INTEREST EXPENSE:
Deposits $          2,172  $          2,278
Other                247                 448
  Total Interest Expense $          2,419  $          2,726
Net Interest Income $          2,411  $          2,309
Loan Loss Provision                100                 105
Net Interest Income After Provision $          2,311  $          2,204
OTHER INCOME:
Service Charges $             344  $             410
Securities Gains (Losses)                   -                   (38)
Other                233                   79
  Total Other Income $             577  $             451
OTHER EXPENSES:
Salaries and Benefits $          1,021  $             922
Occupancy Expenses                203                 207
Other                838                 683
  Total Other Expenses $          2,062  $          1,812
Income Before Taxes $             826  $             843
Income Taxes $             195  $             194
Net Income $             631  $             649
Primary earnings per share $            0.44  $            0.45

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)
 Nine Months Ending 9/30/969/30/95
Cash Flows From Operating Activities
Net Income $          1,978  $          1,831
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                328                 310
Amortization                273                 296
Investment securities (accretion) amortization, net         128         (41)
Provision for loan losses                301                 299
Investment securities losses (gains), net                (29)           23
Originations of loans held for sale         (20,302)         (15,106)
Proceeds from sale of loans           25,585            12,726
Losses (gains) on sale of fixed assets                   -             (11)
Losses (gains) on sale of loans                  (4)                (55)
Losses (gains), including write-downs, on real
  estate acquired through foreclosure, net                   -          (90)
Adjustment to conform with pooled Companies' year end       -         (174)
Changes in:
  Interest receivable              (355)              (573)
  Income taxes refundable                   -                   194
  Other assets                (36)                102
  Interest payable                113                 279
  Income taxes payable                126                    -
  Other liabilities                (72)              (963)
    Net cash provided by operating activities $          8,034  $     (953)
Cash Flows From Investing Activities
Purchases of securities available for sale $      (26,256) $        (6,650)
Proceeds from sales of securities available for sale     7,248       11,605
Proceeds from principal payments, maturities and
  calls of securities available for sale           31,141              8,091
Purchase of securities held to maturity           (1,375)           (5,033)
Proceeds from sales, principal payments, maturities
  and calls of securities held to maturity             1,335          3,556
Net change in loans           (9,005)           (7,280)
Purchases of bank premises and equipment           (1,040)              (192)
Proceeds from the sale of bank premises and equipment     -            100
Proceeds from sales of real estate acquired through
foreclosure                  57                 385
    Net cash provided by investing activities $          2,105  $     4,582
Cash Flows From Financing Activities:
Net change in deposits $          3,276  $      (11,139)
Net change in securities sold under agreements to
  repurchase and federal funds purchased           (7,173)             1,781
Advances from Federal Home Loan Bank                400              2,000
Payments on Federal Home Loan Bank advances           (8,872)        (1,404)
Net change in other borrowed funds                948                 785
Proceeds from note payable                330                    -
Payment on note payable              (600)              (750)
Repurchase of common stock              (369)                   -
Proceeds from issuance of common stock                    1              46
Dividends paid              (688)              (591)
    Net cash provided by financing activities $      (12,747) $     (9,272)
Net increase (decrease) in cash and cash equivalents $  (2,608)  $   (5,643)
Cash and cash equivalents at beginning of period     11,047         15,433
Cash and cash equivalents at end of period $          8,439  $          9,790

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)
 Three Months Ending 9/30/969/30/95
Cash Flows From Operating Activities
Net Income $             631  $             649
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                109                 103
Amortization                  91                   99
Investment securities (accretion) amortization, net          61        (16)
Provision for loan losses                100                 100
Investment securities losses (gains), net                   -          15
Originations of loans held for sale         (13,876)           (8,229)
Proceeds from sale of loans           19,398              5,818
Losses (gains) on sale of fixed assets                   -               -
Losses (gains) on sale of loans                  (9)                (24)
Losses (gains), including write-downs, on real
  estate acquired through foreclosure, net                   -            -
Adjustment to conform with pooled Companies' year end        -        (174)
Changes in:
  Interest receivable              (192)              (884)
  Income taxes refundable                   -                     45
  Other assets                (81)                603
  Interest payable                (15)                  (2)
  Income taxes payable                  71                    -
  Other liabilities                462                 268
    Net cash provided by operating activities $          6,750  $   (1,629)
Cash Flows From Investing Activities
Purchases of securities available for sale $        (5,028) $        (3,808)
Proceeds from sales of securities available for sale        -         1,994
Proceeds from principal payments, maturities and
  calls of securities available for sale             4,084           3,671
Purchase of securities held to maturity              (650)           (4,213)
Proceeds from sales, principal payments, maturities
  and calls of securities held to maturity                  45       2,911
Net change in loans           (8,714)           (1,664)
Purchases of bank premises and equipment              (489)            (48)
Proceeds from the sale of bank premises and equipment      -           -
Proceeds from sales of real estate acquired through
foreclosure                   -                      -
    Net cash provided by investing activities $      (10,752) $        (1,157)
Cash Flows From Financing Activities:
Net change in deposits $          3,203  $        (3,452)
Net change in securities sold under agreements to
  repurchase and federal funds purchased            1,062              6,063
Advances from Federal Home Loan Bank                400                 -
Payments on Federal Home Loan Bank advances           (2,746)       (1,282)
Net change in other borrowed funds                  29                (5)
Proceeds from note payable                330                    -
Payment on note payable              (300)              (150)
Repurchase of common stock              (270)                   -
Proceeds from issuance of common stock                    1             -
Dividends paid              (230)             (181)
    Net cash provided by financing activities $          1,479 $      993
Net increase (decrease) in cash and cash equivalents $   (2,523)  $  (1,793)
Cash and cash equivalents at beginning of period         10,962      11,583
Cash and cash equivalents at end of period $          8,439  $       9,790

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine month and three month periods ended September 30, 1996 and September 30, 1995 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-KSB.
2. Primary earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury stock method upon exercise of stock options.
3. Dividends per share paid for the quarter ended September 30, 1996 was $0.16 compared to $0.15 on September 30, 1995. This third quarter dividend was the same as was paid for the first and second quarters of 1996 and 1995.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $1,978 thousand, or $1.37 per share on a primary basis for the first nine months ended September 30, 1996. These results compare to net income of $1,831 thousand or $1.28 share on a primary basis for 1995. Third quarter's net income was $631 thousand or $0.44 per share on a primary basis for 1996 compared to $649 thousand or $0.45 per share on a primary basis in 1995.

Return on average assets was 1.01% for the first nine months ended
September 30, 1996 compared to 0.91% for the same time period in 1995.
Third quarter's return on average assets was 0.97% for 1996 and 0.96% for 1995. Return on average equity was 11.2% and 11.4% for the nine months ended September 30, 1996 and 1995, respectively. The three months ended September 30 revealed a return on average equity of 10.6% and 13.4% for 1996 and 1995, respectively.

Net Interest Income

Net interest income was $7,093 thousand for the nine months ended
September 30, 1996 compared to $6,862 thousand in 1995, resulting in an increase of $231 thousand or 3.4%. For the three months ended
September 30, net interest income was $2,411 and $2,309 in 1996 and 1995, respectively.

Non-Interest Income

Non-interest income increased for the nine month period ended September 30 from $1,498 thousand in 1995 to $1,584 thousand in 1996. A decrease of $93 thousand in service charges from 1995 to 1996 was offset by a $52 thousand increase in net gains on securities and a $127 thousand increase in other income from 1995 to 1996. For the three month period ended September 30, 1996 compared to the same period in 1995, service charges decreased $66 thousand, while net security gains increased $38 thousand and other income increased $154 thousand. During the first nine months of 1996, trust fees have decreased $14 thousand from 1995. In addition, gains on loans sold amounted to $55 thousand through September 30, 1995, while gains of $4 thousand were incurred during this time period in 1996.



Non-Interest Expense

The explanations for the increase of $75 thousand in non-interest expenses from $5,710 thousand for the nine months ended September 30, 1995 to $5,785 thousand for the same period in 1996, and the increase of $250 thousand for the third quarter of 1996 compared to 1995 follows. Salaries and benefits increased $105 thousand for the first nine months of 1995 to 1996, nearly a 4% increase. In 1995 an annuity amounting to over $57 thousand was purchased for a former manager of a savings association. In the third quarter of 1996, an employee bonus amounting to nearly $32 thousand was earned. Occupancy expense decreased $9 thousand for the first nine months of 1996 compared to 1995. For the first nine months of 1996 compared to 1995, other expenses decreased $21 thousand. Other expenses for the third quarter of 1996 compared to 1995 increased $155 thousand, from $683 thousand to $838 thousand. Within other expenses, the savings resulting from the decrease in FDIC insurance for commercial banks amounted to nearly $170 thousand for the first nine months of 1996 compared to 1995. However, this savings was more than offset by the one-time SAIF assessment amounting to nearly $303 thousand accrued during the third quarter of 1996. In addition, net gains from the sale of other real estate of $90 thousand were recorded in 1995.

Income Taxes

The tax equivalent rate for the nine months ended September 30, 1996 and September 30, 1995 was 24% and 22%, respectively. The rates for the three months ended September 30, 1996 and 1995 were 24% and 23%, respectively. These rates being less than the statutory rate is a result of the tax free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals a decrease of cash and cash equivalents for the first nine months of 1996 of $2,608 thousand and $5,643 thousand for the same period in 1995.
In 1995, this is primarily attributable to a decrease in deposits of $11,139 thousand, a decrease in securities of $11,569 thousand and a increase in total loans of $9,660 thousand. During 1996, $8,872 thousand was repaid on Federal Home Loan Bank advances and securities sold under agreements to repurchase decreased by $7,173 thousand. These decreases in cash were offset in 1996 and 1995 by cash provided by operating activities and investing activities. The decreases for the third quarter of 1996 in cash and cash equivalents of $2,523 in 1996 and $1,793 in 1995 were mainly attributable to cash outflows from investing activities being than balanced out with net inflows from operating and financing
activities.   Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of September 30, 1996, the Company's non-performing assets totaled $1,074 thousand or 0.7% of loans compared to $654 thousand or 0.4% of loans in 1995. Real estate loans composed over 91% and over 88% of the non-performing loans as of September 30, 1996 and 1995, respectively.

Provision and Reserve for Possible Loan Losses

The 1996 nine month provision for loan losses of $301 thousand compares to the 1995 number of $304 thousand. The third quarter provision for loan losses was $100 thousand for 1996 and $105 thousand for 1995. The loan loss reserve to total loans increased from 1.16% on September 30, 1995 to 1.28% as of September 30, 1996. Management feels the current loan loss reserve is sufficient to meet future loan problems.


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