Form 10KSB/A
period 1995-12-31
BOURBON BANCSHARES INC /KY/
filed 1996-12-18
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB/A

For the fiscal year ended December 31, 1995

Commission File Number:  33-96358

BOURBON BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Kentucky							61-0993464
(State or other jurisdiction of			      (I.R.S. Employer
incorporation or organization)			     Identification No.)

P.O. Box 157, Paris, Kentucky				40362-0157
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code:  (606)987-1795

The purpose of this amendment is to add a comment to the Capital section of Management's Discussion and Analysis of Financial Condition and Results of Operations and add an accountant's opinion letter for a prior year's audit to the Exhibits.



Capital

In management's opinion, the imposing of a one-time SAIF special assessment of an estimated 65 cents per $100 of SAIF deposits would result in an expense of nearly $300 thousand before income taxes, and nearly $200 thousand after income taxes. Other than that mentioned above, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a) The following exhibits are incorporated by reference herein or made a part of this Form 10-K:

99	Miller, Mayer, Sullivan & Stevens Independent Auditors' Report
	for Jessamine First Federal Savings and Loan Association of Nicholasville as of September 30, 1994



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bourbon Bancshares, Inc.
By:  ________________________
Buckner Woodford, President and Chief Executive Officer, Director
December 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

_____________________________			December 18, 1996
Buckner Woodford, President and Chief Executive Officer, Director

_____________________________			December 18, 1996
Gregory J. Dawson, Chief Financial and Accounting Officer

_____________________________			December 18 , 1996
James L. Ferrell, M.D., Chairman of the Board, Director

_____________________________			December 18, 1996
Joe Allen, Director

_____________________________			December 18, 1996
William Arvin, Director

_____________________________			December 18, 1996
Russell M. Brooks, Director

_____________________________			December 18, 1996
Henry Hinkle, Director

_____________________________			December 18, 1996
Theodore Kuster, Director

_____________________________			December 18, 1996
Joseph B. McClain, Director

_____________________________			December 18, 1996
C. Thomas Skeen, Director

_____________________________			December 18, 1996
Charles S. Spears, Jr., Director

_____________________________			December 18, 1996
William R. Stamler, Director

_____________________________			December 18, 1996
Robert G. Thompson, Directo


INDEX TO EXHIBITS

Exhibit Number	Description of Document

	99		Miller, Mayer, Sullivan & Stevens Independent
			Auditors' Report for Jessamine First Federal
			Savings and Loan Association of Nicholasville as of September 30, 1994



EXHIBIT 99

INDEPENDENT AUDITORS' REPORT


Board of Directors
Jessamine First Federal Savings and Loan
  Association of Nicholasville
Nicholasville, Kentucky


We have audited the accompanying consolidated statement of financial condition of Jessamine First Federal Savings and Loan Association of Nicholasville and Subsidiary as of September 30, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended September 30, 1994. These consolidated financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jessamine First Federal Savings and Loan Association of Nicholasville and
Subsidiary as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1994 in conformity with generally accepted accounting principles.



Our audits were made for the purpose of forming an opinion on the basic financial statements of Jessamine First Federal Savings and Loan
Association of Nicholasville taken as a whole.  The accompanying
Schedule of Compliance with Freddie Mac Net Worth Requirement on page 28 is presented for purposes of fulfilling Freddie Mac reporting requirements and is not a required part of the basic financial statements of Jessamine First Federal Savings and Loan Association of Nicholasville.
This information has been subjected to the auditing procedures applied in our audit of the basic financial statements of Jessamine First Federal Savings and Loan Association of Nicholasville and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

This report is intended for the information of the board of directors, management, and Freddie Mac.

Miller, Mayer, Sullivan & Stevens

Lexington, Kentucky
November 4, 1994