Form 10KSB
period 1996-12-31
BOURBON BANCSHARES INC /KY/
filed 1997-04-07
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934  [Fee Required]
For the fiscal year ended December 31, 1996
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934  [No Fee Required]
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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.       Yes    X     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.     [  X  ]

Aggregate market value of voting stock held by non-affiliates as of March 18, 1997 was approximately $33.3 million. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

The Registrant's revenues for the year ended December 31, 1996 were $21.7 million.

Number of shares of Common Stock outstanding as of March 18, 1997:
1,405,054.

PART I

Item 1.  Business

General

Bourbon Bancshares, Inc. ("Company" or "Bourbon") is a Kentucky corporation organized in 1981 and a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA") and the Home Owners Loan Act of 1933, as amended ("HOLA").

The Company conducts business through one banking subsidiary, Kentucky Bank. Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky. Kentucky Bank has its main office in Paris (Bourbon County), Kentucky, additional offices in Paris, North Middletown (Bourbon County), Winchester (Clark
County), Georgetown (Scott County), Versailles (Woodford County), Nicholasville (Jessamine County), Kentucky and a loan production office in Cynthiana (Harrison County), Kentucky. The deposits of Kentucky Bank are insured up to prescribed limits by the Bank
Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). Kentucky Bank is engaged in general full-service commercial and consumer banking. Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses. Kentucky Bank makes residential mortgage, installment and other loans to its individual and other non-commercial customers. Kentucky Bank also offers its customers the opportunity to obtain a VISA or MasterCard credit card. Kentucky Bank offers its customers a variety of other services, including checking, savings, club and money market accounts, certificates of deposits, safe deposit facilities and other consumer-oriented financial services. Through its trust department, Kentucky Bank provides primarily personal trust and agency services (including management agency services) and, to a lesser extent, corporate trust services (including the management of corporate pension and profits sharing plans). During 1996, Kentucky Savings
Bank, F.S.B. ("Kentucky Savings") and Jessamine First Federal Savings and Loan Association ("Jessamine") were converted to branches of Kentucky Bank.

Competition

The Company and its subsidiary face vigorous competition from a number of sources, including other bank holding companies and commercial banks, consumer finance companies, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, savings and loan associations, savings banks and credit unions actively compete to provide a wide variety of banking services. Mortgage banking firms, finance companies, insurance companies, brokerage companies, financial affiliates of industrial companies and government agencies provide additional competition for loans and for many other financial services. The subsidiaries also currently compete for interest-bearing funds with a number of other financial intermediaries, including brokerage firms and mutual funds, which offer a diverse range of investment alternatives.

Supervision and Regulation

As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Company's subsidiary is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions. The subsidiary is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.
Various consumer laws and regulations also affect the operations of the subsidiary. In addition to the impact of regulation, the subsidiary is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized", as such terms are defined under uniform regulation defining such capital levels issued by each of the federal banking agencies.

There are various legal and regulatory limits on the extent to which the Company's subsidiary bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.

There have been a number of legislative and regulatory proposals that would have an impact on the operation of bank holding companies and their banks. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

At December 31, 1996, the number of full time equivalent employees of the Company was 137.

Item 2.  Properties

As of December 31, 1996 the Company owned properties in Bourbon, Clark, Harrison and Jessamine Counties with over 48 thousand square feet and leased offices with nearly 5 thousand square feet with rental payments in 1996 totaling nearly $38 thousand. Construction was under way for a new facility in Woodford County during 1996 and the new facility opened for service on March 3, 1997. The new bank will have over 2 thousand square feet. The Company will save nearly $2 thousand per month in lease payments in 1997 after the construction of the Woodford County facility is completed.

Item 3.  Legal Proceedings

The Company and its subsidiaries are from time to time involved in routine legal proceedings occurring in the ordinary course of business that, in the aggregate, management believes to be immaterial to the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is not listed on any national securities exchange nor is quoted on the NASDAQ system. However, it is listed on the OTC Bulletin Board under the symbol "BBON". Trading in the Common Stock has been infrequent, with two regional retail brokerage firms making the market. The following table sets forth the high and low sales prices of the Common Stock and the dividends declared thereon, for the periods indicated below:

			                  	High    		Low     Dividend

	1996	Quarter 1	     27.00   		24.00   		$.16
	    	Quarter 2     	25.00	   	24.00	   	$.16
    		Quarter 3	     25.00		   24.75   		$.16
    		Quarter 4	     25.00   		24.00	   	$.16

	1995	Quarter 1     	25.00   		25.00    	$.15
    		Quarter 2     	26.00   		25.00   		$.15
    		Quarter 3     	27.00   		26.00	   	$.15
    		Quarter 4     	27.00   		27.00   		$.15

As of December 31, 1996 the Company had 1,412,829 shares of Common Stock outstanding and approximately 431 holders of record of its Common Stock.

Item 6.  Management's Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated
Financial Statements and accompanying notes included as Exhibit 13.
When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1996 data.

Summary

Bourbon Bancshares, Inc. net income for the year ended December 31, 1996 was $2.9 million, or $2.00 per common share on a primary basis compared to $2.5 million, or $1.72 for 1995 and $2.2 million, or $1.54 for 1994. Net income increasing nearly $400 thousand (over 16%) is mainly attributable to improved net interest income and other income, while holding the loan loss provision and other expenses to below modest increases. The 12.9% improvement in 1995 net income compared to 1994 reflects increased net interest income, higher loan loss provision, increased other income and other expenses, and an increased income tax provision.

Return on average equity was 12.2% in 1996 compared to 11.4 in 1995 and 10.6% in 1994. Return on average assets was 1.10% in 1996 compared to 0.94% in 1995 and 0.95% in 1994.

Non-performing loans were 0.43%, 0.31% and 0.25% as of December 31, 1996, 1995 and 1994 , respectively. The ratio of allowance to non-performing loans was 353% in 1996 compared to 385% in 1995 and 447% in 1994. These ratios reflect a concerted effort by management to improve the quality of loans over the last several years.

In September, 1994, Kentucky Bank acquired the Clark County branches of Bank One, Lexington, resulting in over $52 million in deposits and over $20 million in loans as of acquisition date.

On December 19, 1995, Jessamine became a wholly-owned subsidiary of the Company through the pooling of interests. Financial statements have been adjusted to reflect this change.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the largest source of revenue, on a tax equivalent basis increased from $8.5 million in 1994 to $9.7 million in 1995 to $9.9 million in 1996. The taxable equivalent adjustment (which is net of the effect of the non-deductible portion of interest expense) is based on a Federal income tax rate of 34%. A decrease in earning assets and interest bearing liabilities were both factors on 1996 net interest income. There was a positive effect on the rate changes for assets, whereas the rate on liabilities was relatively flat. This resulted in the net interest margin increasing form 3.80% in 1995 to 4.02% in 1996. In 1995, the increase was primarily attributable to a higher level of earning assets and a small increase in net interest margin from 3.76% to 3.80%.
Investment securities matured and repriced at lower rates as well as investments from the proceeds from the Clark County Branch acquisition at rates lower than the average yield of the existing portfolio. The increase in rates on interest bearing liabilities was due to liabilities repricing at higher rates in a rising rate environment as well as the influx of deposits acquired in the Clark County Branch acquisition which were at rates slightly higher than the existing Company's portfolio.

Average earning assets grew $27.7 million in 1995, but dropped $6.4 million in 1996 to $248 million. Average loans increased $2.6 million in 1996 to $155.7 million and increased $27.5 million in 1995, from $125.6 million in 1994

Average interest bearing liabilities decreased $1.4 million in 1996 to $190.6 million. In 1995, interest bearing liabilities increased 13%, or $25.7 million from $193.6 to $219.3. Interest bearing deposits accounted for over $21 million of this growth in 1995. Long-Term debt decreased $9.4 million dollars from $23.6 million to $14.2 million in 1996, but increased $4 million in 1995.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these increases in 1996 and 1995. Changes in interest income and expenses due to both rate and volume are allocated pro rata

                                             						 	         (In thousands)
                                            1996 vs. 1995                  1995 vs. 1994
                                Increase (Decrease) Due to Change in    Increase (Decrease) Due to Change in
                                  Volume       Rate     Net Change        Volume       Rate     Net Change

Interest Income
Loans                               231        131         362             2,368       757        3,125
Investment Securities              (526)       (41)       (567)              (79)      602          523
Federal Funds Sold and Securities
  Purchased under Agreements
  to Resell                          42        (18)         24               136        48          184
Deposits with Banks                (156)       104         (52)                -         -            -
  Total Interest Income            (409)       176        (233)            2,425     1,407        3,832

Interest Expense
Deposits
  Demand                            (56)       (13)        (69)             (203)      (67)        (270)
  Savings                             -          -           -                76        (3)          73
  Negotiable Certificates of Deposit
   and Other Time Deposits          110          -         110             1,218     1,239        2,457
  Short-Term Borrowings               4          -           4                27        41           68
  Long-Term Borrowings             (632)         -        (632)              239       113          352
    Total Interest Expense         (574)       (13)       (587)            1,357     1,323        2,680
    Net Interest Income             165        189         354             1,067        85        1,152

                            Average Consolidated Balance Sheets and Net Interest Analysis
								                                                                    (In thousands)
                                                         1996                     1995                   1994
                                                Average         Average  Average        Average Average         Average
                                                Balance Interest Rate    Balance Interest Rate  Balance Interest Rate
ASSETS
Interest-Earning Assets
 Securities Held to Maturity
  U.S. Treasury and Federal Agency Securities         -       -     -     3,746     203  5.42%    5,227     296  5.66%
  State and Municipal obligations                16,377   1,009  6.16%   20,476   1,247  6.09%   20,014   1,242  6.21%
  Other Securities                                    -       -     -     2,073     134  6.46%    1,926      93  4.83%
   Total Securities Held to Maturity             16,377   1,009  6.16%   26,295   1,584  6.02%   27,167   1,631  6.00%
 Securities Available for Sale (1)
  U.S. Treasury and Federal Agency Securities    60,890   3,778  6.20%   61,929   3,894  6.29%   61,902   3,168  5.12%
  State and Municipal obligations                 3,944     199  5.05%        -       -               -       -
  Other Securities                                4,066     281  6.91%    5,563     356  6.40%    6,044     344  5.69%
   Total Securities Available for Sale           68,900   4,258  6.18%   67,492   4,250  6.30%   67,946   3,512  5.17%
   Total Investment Securities                   85,277   5,267  6.18%   93,787   5,834  6.22%   95,113   5,143  5.41%
   Tax Equivalent Adjustment                                362  0.42%              431  0.46%              599  0.63%
   Tax Equivalent Total                                   5,629  6.60%            6,265  6.68%            5,742  6.04%
 Federal Funds Sold and Agreements to Repurchase  5,579     297  5.32%    4,736     273  5.76%     2,187     89  4.07%
 Interest-Bearing Deposits with Banks             1,143      87  7.61%    2,478     139  5.61%     3,431    139  4.05%
 Loans, Net of Unearned Income (2)
  Commercial                                     19,192   1,749  9.11%   19,634   1,888  9.62%   15,981   1,347  8.43%
  Real Estate Mortgage                          123,145  10,674  8.67%  122,811  10,429  8.49%  102,430   8,250  8.05%
  Installment                                    13,398   1,351 10.08%   10,664   1,095 10.27%    7,232     690  9.54%
   Total Loans                                  155,735  13,774  8.84%  153,109  13,412  8.76%  125,643  10,287  8.19%
 Total Interest-Earning Assets                  247,734  19,787  7.99%  254,110  20,089  7.91%  226,374  16,257  7.18%
 Allowance for Loan Losses                       (1,988)                 (1,772)                 (1,505)
 Cash and Due From Banks                          6,839                   5,645                   4,485
 Premises and Equipment                           4,591                   4,158                   2,718
 Other Assets                                     5,617                   6,023                   3,817
  Total Assets                                  262,793                 268,164                 235,889


LIABILITIES
Interest-Bearing Deposits
 Negotiable Order of Withdrawal ("NOW") and
  SuperNow, Money Market Investment Accounts     43,918   1,294  2.95%   46,965   1,363  2.90%   53,867   1,633  3.03%
  Savings                                        13,850     365  2.64%   13,829     365  2.64%   10,962     292  2.66%
  Certificates of Deposit and Other Deposits    132,835   7,147  5.38%  131,243   7,037  5.36%  106,050   4,580  4.32%
   Total Interest-Bearing Deposits              190,603   8,806  4.62%  192,037   8,765  4.56%  170,879   6,505  3.81%
  Short-Term Borrowings                           3,899     202  5.18%    3,702     198  5.35%    3,116     130  4.17%
  Long-Term Debt                                 14,158     831  5.87%   23,552   1,463  6.21%   19,598   1,111  5.67%
   Total Interest-Bearing Liabilities           208,660   9,839  4.72%  219,291  10,426  4.75%  193,593   7,746  4.00%
 Noninterest-Bearing Earning Demand Deposits     27,930                  24,593                  20,246
 Other Liabilities                                2,262                   2,347                   1,844
  Total Liabilities                             238,852                 246,231                 215,683
SHAREHOLDERS' EQUITY                             23,941                  21,933                  20,206
 Total Liabilities and Shareholders' Equity     262,793                 268,164                 235,889
Average Equity to Average Total Assets             9.11%                   8.18%                   8.57%
Net Interest Spread                                              3.27%                   3.15%                    3.18%
Net Interest Margin                                              4.02%                   3.80%                    3.76%

[FN]
(1)     Averages computed at amortized cost.
(2)     Includes loans on a nonaccruing status.

Provision for Loan Losses

The provision for loans losses for 1996 was $402 thousand compared to $396 thousand in 1995 and $145 thousand in 1994. Net chargeoffs were $161 thousand in 1996, $183 thousand in 1995 and $169 thousand in 1994. Net chargeoffs to average loans were 0.10%, 0.12% and 0.13% in 1996, 1995 and 1994, respectively. The decrease in the 1994 loan loss provision is primarily attributable to a decline in the level of non-performing assets resulting from improved economic conditions and increased emphasis by the Company on asset quality. The 1996 provision was more comparable to the 1995 provision. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. At December
31, 1996, the allowance for loan losses was 1.32% of loans outstanding compared to 1.20% at year end 1995 and 1.12% in 1994. Management believes the allowance for loan losses at the end of 1996 is adequate to cover inherent credit losses within the portfolio.

Noninterest Income and Expenses

Noninterest income was $2.3 million in 1996 compared to $2.1 million in 1995 and $1.0 million in 1994. In 1996 securities losses were $13 thousand compared to $56 thousand in 1995 and $273 thousand in 1994.
In addition, gains (losses) on loans sold were $200 thousand, $65 thousand and ($120 thousand) in 1996, 1995 and 1994, respectively. The increase in loan gains in 1996 were primarily attributable to the Company's adoption of Statement of Financial Accounting Standards
No. 122, "Accounting for Mortgage Servicing Rights" on January 1,
1996.  Other noninterest income excluding security and loans gains
(losses) was $2.1 million in 1996, $2.0 million in 1995 and $1.4 million in 1994. The increases from 1994 to 1995 were mainly attributable to increased service charges from deposits acquired in the Clark County branches acquisition.

Noninterest expense increased a modest $31 thousand from $7,684 million in 1995 to $7,715 thousand in 1996. From 1994 to 1995, noninterest expense increased $1.6 million. The increases in salaries and benefits from $3.8 million in 1995 to $4.0 million in 1996 is mainly attributable to normal salary increases. The increase from 1994 to 1995 of nearly $0.8 million is a direct effect of the Clark County acquisition, which has added approximately 23 full time equivalent employees.
Occupancy expense also increased 8% in 1996, from $861 thousand in 1995 to $932 thousand in 1996. The 1995 increase was $167 thousand.
These increases are mainly associated with the Clark County premises in 1995 and to premises improvements in 1996. Other noninterest expense increased from $2.3 million in 1994 to $3.0 million in 1995, but dropped to $2.8 million in 1996. In September 1995, the FDIC lowered the federal deposit insurance premium from 23 cents to 4 cents per $100 for deposits insured by the Bank Insurance Fund (BIF). In December
1995, the FDIC set the 1996 premium for BIF-insured deposits at zero. Approximately 25% of the Company's deposits are insured by the Savings Association Insurance Fund (SAIF) and continue to be assessed at 23 cents. In September 1996, Congress declared a special, one-time assessment on SAIF-insured deposits. The cost of this assessment was nearly $200 thousand after income taxes. For 1997, the BIF-insured deposit rate will be 1.3 cents per $100 and the SAIF-insured rate will be
6.5 cents per $100. Due to the conversion of the savings institutions to branches of Kentucky Bank, the Company has OAKAR deposits of just under $51 million that will be assessed at the SAIF rate. Outside these savings, other noninterest expense increase $0.7 million, which is mainly attributable to increased inflationary costs and operating the Clark County branches for the full year 1995.

The following table is a summary of noninterest income and expense for the three year period indicated.


                                 Year Ended December 31 (in thousands)
                                      1996      1995      1994
Non-interest Income
 Service Charges                      1,508     1,354       887
 Loan Servicing Income                  255       236       214
 Trust Income                           206       236       164
 Investment Securties Gains (Losses)    (13)      (56)     (273)
 Gains (Losses) on Sale of Loans        200        65      (120)
 Other                                  128       218       120
  Total Non-interest Income           2,284     2,053       992

Non-interest Expense
 Salaries and Employee Benefits       4,005     3,819     3,034
 Occupancy                              932       861       694
 Other                                2,778     3,004     2,339
  Total Non-interest Expense          7,715     7,684     6,067

Net Non-interest Expense as a
 Percentage of Average Assets          2.88%     2.87%     2.57%

Income Taxes

The Company had income tax expense of $866 thousand in 1996 compared to $717 in 1995 and $488 thousand in 1994. This represents an effective income tax rate of 23.1% in 1996, 22.4% in 1995 and 19.4% in 1994. The difference between the effective tax rate and the statutory federal rate of 34% is due to tax exempt income on certain loans and investment securities.

Balance Sheet Review

Assets at year-end 1996 totaled $272 million compared to $269 million in 1995 and $ 274 million in 1994. Changes from 1995 to 1996 are mainly a result of an increase in deposits of $17.7 million offset by a decrease in short term borrowing of over $7 million. The modest decrease in 1995 was attributable to the drop in deposits from $224 million to $213 million. Bourbon was less aggressive than its competitors on deposit pricing in 1995.

Loans

Total loans, net of unearned income were $160 million at December 31, 1996 compared to $155 million at the end of 1995 and $147 million in 1994. Agricultural loans and installment loans experienced increase of nearly $4 million each, while commercial and real estate mortgage saw declines during 1996. The increase in 1995 is mainly a result of commercial and agricultural loans both increasing about $3.6 million. Purchased participation loans assisted in the growth of commercial loans. Since 1994, Bourbon has placed more emphasis on the growth as well as the quality of the loan portfolio.

As of December 31, 1996, the real estate mortgage portfolio comprises over 62% of total loans. Of this, nearly $81 million or 81% represent 1-4 family residential property. Agricultural loans of nearly $31 million compose nearly 20% of the loan portfolio. Over $22 million of the agricultural loans are secured by real estate, while the remaining dollars are mainly for operational purposes. Automobile loans account for over $6 million of the installment loan portfolio of nearly $15 million, while the remainder of this portfolio is for other consumer purposes.
Commercial loan's $10 million portfolio is mainly for capital and operational purposes. Management is not aware of any significant concentrations that may cause future material risks resulting in significant problems with income and capital.

The following table represents a summary of the Company's loan portfolio by category for each of the last five years. Other than the categories noted, there is no concentration of loan in any industry greater than 5% in the portfolio. Bourbon has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding
                                              December 31 (in thousands)
                                       1996     1995     1994     1993     1992
Commercial                            10,216   11,167    7,502    4,451    5,996
Real Estate Construction               4,200    3,497    3,156    3,578    3,593
Real Estate Mortgage                  99,293  102,077  101,361   79,290   68,839
Agricultural                          30,947   27,019   23,407   24,610   21,562
Installment                           14,789   11,029   11,391    7,101    7,248
Other                                    374      397      807      158       30
 Total Loans                         159,819  155,186  147,624  119,188  107,268
Less Unearned Income                     154      125      159      124       93
 Total Loans Net of Unearned Income  159,665  155,061  147,465  119,064  107,175
Less loans held for sale                 863    1,364    1,553    3,436        -
Less Allowance For Loan Losses         2,101    1,860    1,648    1,420    1,234
 Net Loans                           156,701  151,837  144,264  114,208  105,941


The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 1996. Maturities are based upon contractual term. The total loans is this report represents loans net of unearned income, including loans held for sale but excluding the allowance for loan losses. In addition, unearned income on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity
                             December 31, 1996 (in thousands)
                           One Year   One Through     Over     Total
                           or Less     Five Years  Five Years  Loans
Commercial                    3,925       5,720         571     10,216
Real Estate Construction      1,435       1,965         800      4,200
Real Estate Mortgage          5,461      30,644      63,034     99,139
Agricultural                  6,562      20,633       3,752     30,947
Installment                   4,923       9,613         253     14,789
Other                           374           -           -        374
 Total Loans                 22,680      68,575      68,410    159,665
Fixed Rate Loans             11,162      59,726      20,796     91,684
Floating Rate Loans          11,518       8,849      47,614     67,981
Total                        22,680      68,575      68,410    159,665


Deposits

Total deposits improved to $231 million in 1996, up $17.7 million or 8.3% from 1995. Over $13 million were in the form of public deposits, mostly in interest bearing accounts. Non-interest bearing deposits improved $5.8 million to $32.5 million in 1996. This will increase the cost of deposits, but cause an improvement in net income. Deposits declined in 1995 from $224 million to $213 million in 1995, or $9 million. The drop was mainly due to the heightened price competition of deposits in Bourbon's market, and Bourbon choosing not to meet the market pricing

The tables below provide information on the maturities of time deposits of $100,000 or more at December 31, 1996 and detail of short-term borrowing for the past three years.


Maturity of Time Deposits of $100,000 of More
                                          December 31, 1996
                                           (in thousands)
Maturing 3 Months or Less                       6,394
Maturing over 3 Months through 6 Months         3,089
Maturing over 6 Months through 12 Months        5,989
Maturing over 12 Months                         4,632

                                               20,104

Short Term Borrowings
                                     December 31 (in thousands)
                                       1996         1995         1994
Federal Funds Purchased:
 Balance at Year end                       -        5,700        1,675
 Average Balance During the Year         142          591        1,644
 Maximum Month End Balance             1,075        5,700        3,525
Repurchase Agreements:
 Balance at Year end                   2,836        4,660        3,271
 Average Balance During the Year       3,342        2,589        1,027
 Maximum Month End Balance             4,668        6,202        3,271
Other Borrowed Funds:
 Balance at Year end                     574           81          238
 Average Balance During the Year         475          505          390
Maximum Month End Balance              1,123        1,168          780


Liquidity and Interest Rate Sensitivity

Liquidity risk is the possibility that Bourbon may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings resulting from the lower yields on short-term assets.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities maturing within one year along with cash and cash equivalents totaled $27.2 million at December 31, 1996. Additionally, securities available-for-sale with maturities greater than one year totaled $59.2 million at December 31, 1996. These securities are available to meet liquidity needs on a continuing basis.

Bourbon maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.
In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At December 31, 1996 these balances totaled over $20 million, about 8.7% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. FHLB advances decreased $8.5 million in 1996 to $10.5 million.

Generally, Bourbon relies upon net cash inflows from financing activities, supplemented by net cash inflows from operating activities, to provide cash used in its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, and the use of short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements along with long-term debt. The Company's primary investing activities include purchasing investment securities and loans originations. Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

The cash flow statements for the periods presented provide an indication of Bourbon's sources and uses of cash as well as an indication of the ability of Bourbon to maintain an adequate level of liquidity. A discussion of cash flow statements for 1996, 1995 and 1994 follows.

Net cash provided by operating activities was $4.8 million, $3.4 million and $5.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in 1996 and the decrease in 1995 were mainly a result of changes in the net proceeds from loans held for sale originated and sold.

Net cash flow provided by (used in) investing activities was ($6.7 million), $0.8 million, and $4.3 million and for the years ended
December 31, 1996, 1995 and 1994, respectively. The changes in net cash from investing activities included the result of normal maturities and reinvestment of investment securities as well as funding related to increases in loans. Increase in loans of nearly $6 million and $1.3 million for purchases of bank premises and equipment account for the majority of the change in 1996. In 1995 the $8 million increase in loans was offset by the net proceeds from investment securities. The change in 1994 was significantly impacted by a cash payment of $27.3 million received in connection with the Clark County Branch acquisition. During these periods no investment securities held-to-maturity were sold.

Net cash flow provided by (used in) financing activities was $0.1 million, ($8.6 million) and $0.3 million and for the years ended December 31, 1996, 1995 and 1994, respectively. The net cash increases and decreases were primarily attributable to changes in total deposits, securities sold under agreements to repurchase and federal funds purchased, and net changes in advances from the Federal Home Loan
Bank and other borrowings.

The interest rate sensitivity analysis as of December 31, 1996 shown below depicts amounts based on the earliest period in which they can normally be expected to reprice.

As shown by the interest sensitivity analysis, the total amount of maturities of the Company's interest-bearing liabilities exceed the total amount of maturities of its interest-earning assets during the first year. This position, which is normally termed a negative interest sensitivity gap, generally allows for enhanced net interest income during periods of decreasing interest rates. However, the Company is able to manage its gap position in rising rate environments as well. The following table provides an analysis of the interest rate sensitivity

Interest Rate Sensitivity Analysis
                                           December 31, 1996 (in thousands)
                                                                           Non-interest
                                                                   Over      Sensitive
                                     90 Days    1 Year   5 Years  5 Years    Amounts    Total
Assets
Loans, Net of Unearned Income         43,805    22,235    69,707   23,768      150   159,665
Investment Securities (1)             23,778    11,503    26,405   30,854        -    92,540
Other Assets                           3,397         -         -        -        -     3,397
Total Interest-earning Assets         70,980    33,738    96,112   54,622      150   255,602
Sources of Funds
Interest-bearing Deposits            105,498    61,979    31,097        7        -   198,581
Short-term Borrowings                  3,410         -         -        -        -     3,410
Long-term Debt and FHLB
 Advances                                316     5,955     2,060    2,953        -    11,284
Total Interest-bearing Liabilities   109,224    67,934    33,157    2,960        -   213,275
Interest Sensitivity Gap             (38,244)  (34,196)   62,955   51,662      150    42,327
Cumulative Interest Sensitivity      (38,244)  (72,440)   (9,485)  42,177   42,327    84,654
Cumulative Interest Sensitivity as a
 Percentage of Total Assets           -14.19%   -26.89%    -3.52%   15.65%   15.71%    31.42%

[FN]
(1)     Held to maturity at amortized cost, available for sale at market value

A number of other techniques are used to measure the liquidity position, including the ratios presented below. These ratios are calculated based on annual averages for each year.

Liquidity Ratios
                                              December 31
                                         1996    1995    1994
Total Loans/Total Deposits               71.3%   70.7%   65.7%
Net Short-term Borrowings/Total Assets    1.5%    1.4%    1.3%

This chart shows that the loan to deposit ratio increased in 1996 and 1995. The change in 1996 from 1995 is very small with increase in both loan and deposits being a factor. The increase in 1995 compared to 1994 is due to an increase in loan demand and a decrease in deposits.

Asset Quality

With respect to asset quality, management consider three categories of assets to merit constant scrutiny. These categories include: loans that are currently nonperforming, other real estate, and loans that are currently performing but which management believes require special attention.

The Company discontinues the accrual of interest on loans that become
90 days past due as to principal or interest unless they are adequately secured and in the process of collection. A loan remains in a non-accrual status until factors indicating doubtful collection no longer exist. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at market rates. Other real estate is recorded at the lower of cost or fair market value less estimated costs to sell. A summary of the components of nonperforming assets, including several rates using period-end data, is shown below.


Nonperforming Assets
                                             December 31 (in thousands)
                                    1996     1995     1994     1993     1992
Non-accrual Loans                     33       44       85      320      316
Accruing Loans which are
 Contractually past due
 90 days or more                     562      438      283      296      559
Restructured Loans                     -        -        -        -        -
Total Nonperforming and
 Restructured Loans                  595      482      368      616      875
Other Real Estate                     79       57      306      903      579
Total Nonperforming and
 Restructured Loans and
 Other Real Estate                   674      539      674    1,519    1,454
Nonperforming and Restructured
 Loans as a Percentage
 of Net Loans                       0.43%    0.31%    0.25%    0.52%    0.82%
Nonperforming and Restructured
 Loans and Other Real Estate
 as a Percentage of Total Assets    0.25%    0.20%    0.25%    0.56%    0.54%


Nonperforming and restructured loans at December 31, 1996 were $595 thousand compared to $482 thousand at December 31, 1995 and $368 thousand at December 31, 1994. Total nonperforming assets were $674 thousand, $539 thousand and $674 thousand at December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, loans currently performing but which management believes require special attention were not significant. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 1996 were $251 thousand compared to $345 thousand in 1995. These amounts are included in the total nonperforming and restructured loans presented in the table above. Interest income of $55 thousand and $34 thousand was recognized on impaired loans for cash payments received in 1996 and 1995, respectively. At December 31, 1996 nonaccrual loans amounted to $33 thousand compared to $44 thousand in 1995 and $85 thousand in 1994. See Note 5 - Loans in the notes to consolidated financial statements included as Exhibit 13.

Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five year.


Loan Losses
                                        Year Ended December 31 (in thousands)
                                        1996   1995   1994   1993   1992
Balance at Beginning of Year        1,860     1,648     1,420     1,234     1,112
Balance of Allowance for Loan
 Losses of Acquired Branch
 at Acquisition Date                                      252
Amounts Charged-off:
 Commercial                            55        14       123        31       126
 Real Estate Construction               -         -         -         -       139
 Real Estate Mortgage                   4        41        53       111       417
 Agricultural                          12        36         3       221         -
 Consumer                             142       139        56        73        81
Total Charged-off Loans               213       230       235       436       763
Recoveries on Amounts
 Previously Charged-off:
 Commercial                            12        15        22         7         9
 Real Estate Construction               -         -         -         -        37
 Real Estate Mortgage                   8        21         1        25         -
 Agricultural                           1         -         -       147         -
 Consumer                              31        11        43        24        31
Total Recoveries                       52        47        66       203        77
Net Charge-offs                       161       183       169       233       686
Provision for Loan Losses             402       395       145       419       808
Balance at End of Year              2,101     1,860     1,648     1,420     1,234
Total Loans, Net of Unearned
 Income
  Average                         155,735   153,109   125,643   108,043   101,129
  At December 31                  159,665   155,061   147,465   119,064   107,175
As a Percentage of Average Loans:
 Net Charge-offs                     0.10%     0.12%     0.13%     0.22%     0.68%
 Provision for Loan Losses           0.26%     0.26%     0.12%     0.39%     0.80%
Allowance as a Percentage of
 Year-end Net Loans                  1.32%     1.20%     1.12%     1.19%     1.15%
Allowance as a Multiple of
 Net Charge-offs                     13.0      10.2       9.8       6.1       1.8


Allowance for Loan Losses

The following tables set forth an allocation for the allowance for loan losses and loans by category and a percentage distribution of the allowance allocation. In making the allocation, management evaluates the risk in each category, current economic conditions and charge-off experience. An allocation for the allowance for loans losses is an estimate of the portion of the allowance that will be used to cover future charge-offs in each loan category, but it does not preclude any portion of the allowance allocated to one type of loan being used to absorb losses of another loan type.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $28 thousand and $70 thousand on December 31, 1996 and 1995, respectively.

Allowance for Loan Losses
                                                             December 31 (in thousands)
                              1996                 1995                 1994                 1993                 1992
                        Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
Commercial                  168     8.00%        132     7.10%         94     5.70%         94     6.62%         83     6.73%
Real Estate Construction     77     3.66%         38     2.04%         27     1.64%         35     2.46%         42     3.40%
Real Estate Mortgage      1,252    59.59%      1,192    64.09%      1,105    67.05%        895    63.03%        717    58.10%
Agricultural                353    16.80%        327    17.58%        269    16.32%        270    19.01%        281    22.77%
Consumer                    251    11.95%        171     9.19%        153     9.28%        126     8.87%        111     9.00%
Total                     2,101   100.00%      1,860   100.00%      1,648   100.00%      1,420   100.00%      1,234   100.00%


Loans
                                                            December 31 (in thousands)
                              1996                 1995                 1994                 1993                 1992
                        Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
Commercial               10,216     6.40%     11,167     7.20%      7,502     5.09%      4,451     3.74%      5,996     5.59%
Real Estate Construction  4,200     2.63%      3,497     2.26%      3,156     2.14%      3,578     3.01%      3,593     3.35%
Real Estate Mortgage     99,139    62.09%    102,077    65.83%    101,361    68.74%     79,290    66.59%     68,839    64.23%
Agricultural             30,947    19.38%     27,019    17.42%     23,407    15.87%     24,610    20.67%     21,562    20.12%
Consumer                 14,789     9.26%     10,904     7.03%     11,232     7.62%      6,977     5.86%      7,155     6.68%
Other                       374     0.23%        397     0.26%        807     0.55%        158     0.13%         30     0.03%
Total, Net of
 Unearned Income        159,665   100.00%    155,061   100.00%    147,465   100.00%    119,064   100.00%    107,175   100.00%


Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 1996 increased
$1.7 million to $22.6 million. Total capital was $24.6 million at December 31, 1996. The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

Capital
                                            December 31 (in thousands)
                                           1996        1995       Change
Shareholders' Equity (1)                  24,632      23,156       1,476
Less Disallowed Amount of
 Goodwill                                  2,077       2,262        (185)
Tier I Capital                            22,555      20,894       1,661
Allowance for Loan Losses                  1,995       1,860         135
Tier II Capital                            1,995       1,860         135
Total Capital                             24,550      22,754       1,796
Total Risk Weighted Assets               159,508     161,923      (2,415)
Ratios:
 Tier I Capital to Risk-weighted Assets    14.14%      12.90%       1.24%
 Total Capital to Risk-weighted Assets     15.39%      14.05%       1.34%
 Leverage                                   8.66%       7.79%       0.87%

[FN]
 (1) Excluding net unrealized gains and losses on securities available for sale.

The Federal Deposit Insurance Corporation Improvement Act of
1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary form
"well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratios of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 1996, the subsidiary had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, including those classified as held to maturity and available for sale, decreased from $92.6 million at December 31, 1995 to $92.5 million at December 31, 1996. At December 31, 1994 securities totaled $99.3 million. Federal funds sold totaled $75 thousand, $2.8 million and $6.5 million at December 31, 1996, 1995 and 1994, respectively. During December 1995, Bourbon made a one time transfer of investment securities from held to maturity to available for sale of over $14 million providing added flexibility for future interest rate and liquidity management.

Per Company policy, Fixed rate asset backed securities shall not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. Of the $17.3 million of adjustable asset backed securities held on December 31, 1996, $5.7 million are repriceable monthly and the remaining $11.6 million is repriceable annually. In addition, all applicable securities have passed the appropriate stress tests. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 1996.

Investment Securities (Held to maturity at amortized cost, available for sale at market value)
                                               December 31
                                        1996      1995      1994
                                              (in thousands)
U.S. Treasury Securities
 Available for Sale                    24,571    21,139    38,108
U.S. Federal Agency Securities
 Available for Sale                     8,984        17       998
 Held to Maturity                           -         -     3,577
State and Municipal Obligations
 Available for Sale                     4,012     3,951         -
 Held to Maturity                      16,313    16,455    19,981
Asset-Backed Securities
 Available for Sale                    38,660    31,651    30,085
  Fixed -
    GNMA, FNMA, FHLMC Passthroughs     10,899     6,126     4,282
    GNMA, FNMA, FHLMC CMO's            10,482     7,506     7,472
    Other Securities                        -         -         -
       Total                           21,381    13,632    11,754
  Variable -
    GNMA, FNMA, FHLMC Passthroughs     13,907    14,485    14,694
    GNMA, FNMA, FHLMC CMO's             3,372     3,534     3,637
       Total                           17,279    18,019    18,331
 Held to Maturity
  Fixed -
    GNMA, FNMA, FHLMC Passthroughs          -         -     3,071
Other Securities
 Available for Sale                         -     1,452     3,525
Total Securities
 Available for Sale                    76,227    76,184    72,716
 Held to Maturity                      16,313    16,455    26,629
Total                                  92,540    92,639    99,345



Maturity Distribution of Securities
                                             December 31, 1996 (in thousands)
                                          Over       Over                Asset
                                         One Year Five Years             Backed
                              One Year   Through    Through   Over T   and Equity            Market
                               or Less  Five Years Ten Years   Years   Securities   Total    Value
U.S. Treasury Securities
 Available for Sale             10,517    14,054         -         -          -    24,571    24,571
 Held to Maturity                    -         -         -         -          -         -         -
U.S. Federal Agency Securities
 Available for Sale              6,500       496     1,988         -          -     8,984     8,984
 Held to Maturity                    -         -         -         -          -         -         -
State and Municipal Obligations
 Available for Sale                  -       780     2,035     1,197          -     4,012     4,012
 Held to Maturity                  975     3,207     8,308     3,823          -    16,313    16,990
Asset-Backed Securities
 Available for Sale                                                      38,660    38,660    38,660
 Held to Maturity
Other Securities
 Available for Sale                  -         -         -         -          -         -         -
 Held to Maturity                    -         -         -         -          -         -         -
Total Securities
 Available for Sale             17,017    15,330     4,023     1,197     38,660    76,227    76,227
 Held to Maturity                  975     3,207     8,308     3,823          -    16,313    16,990
Total                           17,992    18,537    12,331     5,020     38,660    92,540    93,217
Percent of Total                19.44%     20.03%    13.33%     5.42%     41.78%   100.00%
Weighted Average Yield (1)       5.98%      6.56%     8.20%     8.30%      6.55%     6.76%

[FN]
(1)     Tax Equivalent yield


Impact of Inflation and Changing Prices

The majority of Bourbon's assets and liabilities are monetary in nature. Therefore, Bourbon differs greatly from most commercial and industrial companies that have significant investments in nonmonetary assets and inventories. However, inflation does have an important impact on the growing of assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of inflation.

Item 7.  Financial Statements

The consolidated financial statements of the Company for the years ended December 31, 1996, 1995 and 1994, together with the notes thereto and related auditor's report are contained in the Company's 1996 Annual Report to Shareholders included as
Exhibit 13.

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure

Not Applicable

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons, Compliance With Section 16(a) of the Exchange Act

Under the Company's Articles of Incorporation, the Board of Directors consists of three different classes, each to serve, subject to the provisions of the Articles of Incorporation and Bylaws for a three year term and until his successor is duly elected and qualified. The names of the directors and their terms are set forth below.


Term expires in 1997:

William R. Stamler, age 62, is Chairman of Signal Investments,
Inc.  He has been a director of the Company since 1988.

Buckner Woodford, age 52, is President and Chief Executive
Officer of Bourbon Bancshares, Inc. and Kentucky Bank. He has been a director of the Company since 1971.

Term expires in 1998:

William Arvin, age 56, is an attorney. He has been a director of the Company since December 19, 1995.

James L. Ferrell, M.D., age 62, is a Physician. He has been a director of the Company since 1980.

Joseph B. McClain, age 68, is President of Hopewell Co.
(insurance agency). He has been a director of the Company since 1971.

C. Thomas Skeen, age 54, is Regional Vice President of
Kentucky Bank in Jessamine County. He has been a director of the Company since 1994.

Term expires in 1999:

Russell M. Brooks, age 46, is Financial Analyst of Kentucky
Bank.  He has been a director of the Company since December
19, 1995.

Henry Hinkle, age 45, is President of Hinkle Construction
Company.  He has been a director of the Company since 1979.

Theodore Kuster, age 53, is a farmer and thoroughbred horse breeder. He has been a director of the Company since 1979.

Robert G. Thompson, age 47, is a farmer and thoroughbred horse breeder. He has been a director of the Company since
1991.

Item 10.  Executive Compensation

The following table sets forth information with respect to the compensation of the President and Chief Executive Officer of the Company.


                      Annual Compensation
                                                   			Other
    	Name			        Year	    Salary	    	Bonus     Compensation

Buckner Woodford  		1996		  $136,500	  $  1,505		       (1)
Buckner Woodford		  1995		  $125,000	  $  6,250		       (1)
Buckner Woodford		  1994		  $120,000	  $  5,990		       (1)
Buckner Woodford		  1993  		$115,000	  $ 11,092		       (1)

[FN]
(1) Less than the lesser of $50,000 or 10% of annual salary and bonuses.

The following table contains information regarding the grant of stock options under the Company's stock option plan to the Chief Executive Officer during the year ended December 31,
1996. In addition, in accordance with rules of the Securities and Exchange Commission, the following table sets forth the hypothetical grant date present value with respect to the referenced options, using the Black-Scholes Option Pricing
Model.

                 Option Grants in the Last Fiscal Year

                           					% of Total
                  					          Options                               Grant
                   			 Shares	 	Granted to	  Exercise		                Date
                   			Granted	  Employees	    Price	    Expiration	   Present
     Name               (#)		    in 1996	     ($/Sh)	      Date     	Value ($)

Buckner Woodford	      3,000		    30.6%     	 $26.50	     1/10/06   	 $19,770

The following table sets forth certain information regarding options exercised by the Chief Executive Officer during calendar year 1996 and unexercised stock options held by him as of December 31, 1996.

                       Aggregated Option Exercises in Calendar 1996
                            and Year-end Stock Option Values

              			   Shares		                 Number of Securities		      Value of Unexercised
	                		Acquired	     Value      Underlying Unexercised           In-the-Money
	               		on Exercise   Realized   Options/SARs at 12/31/96  	 Options/SARs at 12/31/96
     Name             (#)	        ($)      Exercisable/Unexercisable 	 Exercisable/Unexercisable

Buckner Woodford	    None         N/A            1,604/4,736		               $8,407/$2,918

Compensation of Directors

Directors are paid $250 for each board meeting attended and $100 for each committee meeting attended.

Pension Plan Table

The following table sets forth the annual benefits which an eligible employee would receive under the Company's qualified defined benefit pension plan based on remuneration that is covered under the plan and years of service with the Company and its subsidiary.

                      				Years of Service

Remuneration	  15       20	      25   	   30   	   35

	 25,000		    3,750 	  5,000	   6,250 	  7,500	   8,750
	 50,000		    7,500	  10,000	  12,500	  15,000	  17,500
	 75,000		   11,250	  15,000	  18,750	  22,500	  26,250
	100,000		   15,000	  20,000	  25,000	  30,000	  35,000
	125,000		   18,750	  25,000	  31,250	  37,500	  43,750
	150,000   		22,500	  30,000  	37,500	  45,000	  52,500
	175,000		   26,250	  35,000	  43,750	  52,500  	61,250
	200,000		   30,000  	40,000  	50,000  	60,000  	70,000

In general, a participant's remuneration covered by the Company's pension plan is his or her average annual cash compensation (W-2 earnings) for the last 5 years. The years of service for Mr. Woodford is 25 years.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

Set forth below are the number of shares of the Company's common stock beneficially owned by each director and executive officer, and all current directors and executive officers as a group.

                                         Shares Beneficially Owned(1)
      Name					                          Number	           Percentage

William Arvin (2)                     			15,616            			1.1%

Russell M. Brooks (3)                 			12,597             			*

Gregory J. Dawson (4)		                	  7,520			             *

James L. Ferrell, M.D. (5)	             	14,930	            		1.0%

Henry Hinkle (6)			                       5,850			             *

Theodore Kuster (7)                  			  6,410			             *

Joseph B. McClain (8)	                 		21,528	            		1.5%

C. Thomas Skeen (9)                       5,424 	            		*

William R. Stamler (10)		               	15,340			            1.1%

Robert G. Thompson (11)               		  3,180			             *

Buckner Woodford (12)		                 125,883              	8.7%

All directors and officers (11 persons)
as a group (consisting of those
persons named above)		                  234,278		            16.6%

*  Less than 1%

1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act.
Unless otherwise indicated, beneficial ownership includes both sole or shared voting and sole or shared investment power.
2) Includes 5,929 shares held in a retirement account, 5,984 shares held of record by Mr. Arvin's wife, as to which Mr. Arvin disclaims beneficial ownership and 3,703 held jointly with his wife.
3) Includes 4,869 share held in a retirement account and 7,728 shares held jointly with his wife.
4) Consists of shares that Mr. Dawson may acquire upon exercise of outstanding stock options.
5) Includes 2,000 shares held in a retirement account and 480 shares that Mr. Ferrell may acquire upon exercise of outstanding stock options. Also, includes 1,500 shares held by Dr. Ferrell's wife, as to which Dr. Ferrell disclaims beneficial ownership.

6) Includes 500 shares held by his wife and 270 shares held by three sons, as to which Mr. Hinkle disclaims beneficial ownership.
Includes 4,000 shares held of record by Hinkle Contracting
Company, as to which Mr. Hinkle, as president, has shared voting power. Also includes 480 shares that Mr. Hinkle may acquire upon exercise of outstanding stock options.
7) Includes 700 share held of record by Mr. Kuster's wife, as to which
Mr. Kuster disclaims beneficial ownership   Also includes 2,500
shares held in a retirement account and 480 shares that Mr. Kuster may acquire upon exercise of outstanding stock options.
8) Includes 480 shares that Mr. McClain may acquire upon exercise of outstanding stock options. Also includes 9,400 shares held of record by Mr. McClain's wife, as to which Mr. McClain disclaims beneficial ownership.
9) Includes 2,180 shares that Mr. Skeen may acquire upon exercise of outstanding stock options. All other shares are held jointly with his wife.
10) Includes 2,000 shares held by Signal Investments Corporation, as to which Mr. Stamler, as the chief executive officer and majority shareholder of such corporation, has sole voting and investment power. Also includes 480 shares that Mr. Stamler may acquire upon exercise of outstanding stock options.
11) Includes 480 shares that Mr. Thompson may acquire upon exercise of outstanding stock options.
12) Includes 4,000 shares held by his wife and 4,540 shares held by two sons, as to which Mr. Woodford disclaims beneficial ownership.
Also includes 904 shares held in a retirement account and 1,604 shares that Mr. Woodford may acquire upon exercise of outstanding stock options.

The following table sets forth as of December 31, 1996 the persons known by the Company to own beneficially (as determined in accordance with the rules and regulations of the Commission) more than 5% of the outstanding common stock.

 Name and Address 		      Shares     Beneficially
of Beneficial Owner     			Owned		    Percentage

Buckner Woodford		       	125,883		      8.7%
340 Stoner Avenue
Paris, Kentucky 40361

Item 12.  Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of and had transactions with the Company's subsidiary banks in the ordinary course of business during the year ended
December 31, 1996. Similar transactions may be expected to take place with the Company's subsidiary banks in the future. Outstanding loans and commitments made by such subsidiary banks in transactions with the Company's directors and officers and their associates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Certain directors and executive officers were loan customers of the subsidiaries and outstanding loans were $1.8 million and $2.7 million as of December 31, 1996 and 1995 respectively. See Note 5 - Loans in the notes to consolidated financial statements included as Exhibit 13.

Item 13.  Exhibits and Reports on Form 8-K

(a) The following exhibits are incorporated by reference herein or made a part of this Form 10-K:

11	Computation of earnings per share

13	Financial Statements:
     Consolidated Balance Sheets - December 31, 1996 and 1995
     Consolidated Statements of Income - Years Ended December 31, 1996, 1995
      and 1994
     Consolidated Statements of Stockholders' Equity - Years Ended
      December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows - Years Ended December 31,
      1996, 1995 and 1994
     Notes to Consolidated Financial Statements
     Independent Auditor's Report

21	Subsidiaries of Registrant

23	Consent of Eskew & Gresham, P.S.C.

(b)  Current Reports on Form 8-K during the quarter ended December 31, 1996
	  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bourbon Bancshares, Inc.
By:  ________________________
Buckner Woodford, President and Chief Executive Officer, Director
March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

_____________________________			March 24, 1997
Buckner Woodford, President and Chief Executive Officer, Director

_____________________________			March 24, 1997
Gregory J. Dawson, Chief Financial and Accounting Officer

_____________________________			March 24, 1997
James L. Ferrell, M.D., Chairman of the Board, Director

_____________________________			March 24, 1997
William Arvin, Director

_____________________________			March 24, 1997
Russell M. Brooks, Director

_____________________________			March 24, 1997
Henry Hinkle, Director

_____________________________			March 24, 1997
Theodore Kuster, Director

_____________________________			March 24, 1997
Joseph B. McClain, Director

_____________________________			March 24, 1997
C. Thomas Skeen, Director

_____________________________			March 24, 1997
William R. Stamler, Director

_____________________________			March 24, 1997
Robert G. Thompson, Directo

INDEX TO EXHIBITS


        Exhibit
        Number     Description of Document

         	11      	Computation of earnings per share

         	13	      Bourbon Bancshares, Inc. 1996 Annual Report

         	21      	Subsidiaries of the Registrant

         	23      	Consent of Eskew & Gresham, P.S.C.

Exhibit 11	Computation of earnings per share

Primary earnings per share for 1996 are calculated by dividing the net income of $2.9 million by the sum of the average shares outstanding of 1,424 thousand shares and the dilutive effect of shares under option of 18 thousand shares for a total of 1,443 thousand average shares. The average fully diluted share are 1,443 thousand shares.

Exhibit 13

BOURBON BANCSHARES, INC.

ANNUAL REPORT 1996

Dear Shareholders:

	During the first half of this decade we have built our franchise through acquisitions and starting new financial institutions. Our strategy is to serve the smaller communities around the perimeter of Lexington. We have successfully established a presence in all those communities - Winchester, Paris, Georgetown, Versailles and Nicholasville. During 1996 we streamlined our business by consolidating all operations under the Kentucky Bank charter. This gives us both cost efficiencies and marketing advantages. We are now actively promoting the name Kentucky Bank on television throughout central Kentucky. We are already in some rapidly growing smaller communities. As Lexington continues to expand we expect even more business opportunities in the future around its perimeter.

	We are building a new branch office in Versailles that is expected to open in early March. This is a well located and modern full service banking facility that should help us build market share in Woodford County.

	Financial performance improved during 1996. Earnings were nearly $2.9 million, up 16% from the prior year. This improvement was made in spite of a one time expense of approximately $300 thousand for a special assessment to the SAIF fund. This payment will help reduce our company's future expense for FDIC insurance and therefore should help future earnings. Earnings per share were $2.00 for 1996, up from $1.72 a year earlier.

	We are pleased to report deposit growth of 8.4% last year. Loan demand was less robust with the portfolio registering a 3% increase.

	Joe Allen reached retirement age for directors of Bourbon
Bancshares last year. His advice through the years has been very valuable to us and he will be missed. He will continue as Executive Vice President of Kentucky Bank and a member of that board.

	Norman J. Fryman and James P. Shipp, Jr. have been named
Senior Vice Presidents of Kentucky Bank. Mr. Fryman is responsible for lending, while Mr. Shipp oversees the network of branches. Both are an important part of our senior management team.

	We continue to believe that we serve some very attractive markets. This should lead us to many good business opportunities.

Buckner Woodford

FINANCIAL HIGHLIGHTS

BOURBON BANCSHARES, INC.       1996     	 1995	      1994

	Assets ($ millions)        	$  	272   	$  	269  	 $  	274

	Net Income ($ thousands)   	$ 2,887   	$	2,488   	$	2,203

Per Share Results

	Primary Earnings	            $	2.00    	$	1.72	    $	1.54

	Dividends	                   $  .64    	$	 .60     $	 .54

Shareholder Information

CORPORATE HEADQUARTERS
Bourbon Bancshares, Inc.
4th and Main Street
Paris, Kentucky  40361
606-987-1795

ANNUAL MEETING
The annual meeting of shareholders of Bourbon Bancshares, Inc. Will be held Monday, May 5, 1997 at 10:00 a.m. in the corporate headquarters.

MARKET MAKER
Hilliard Lyons
West Vine Street, Suite 400
Lexington, Kentucky  40507
1-800-944-2663
OTC Bulletin Board
Symbol:  BBON

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING
AGENT
Kentucky Bank
Trust Department
606-987-1795, ext. 316

INVESTOR INFORMATION
Any individual requesting general information or a copy of the Corporation's 1996 Form 10-K may obtain these by writing Investor
Relations at the Corporate Headquarters.

BOURBON BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                                           December 31
	ASSETS                                               1996            1995
Cash and cash equivalents:
	Cash and due from banks	                         $	9,115,503	  $   8,196,529
	Federal funds sold	                                  	75,000	 	    2,850,000
		Total cash and cash equivalents	                $	9,190,503	  $	 11,046,529
Investment securities:
	Available for sale		                              76,226,956      76,184,555
	Held to maturity		                                16,313,453    		16,454,562
Federal Home Loan Bank stock		                      2,705,600		     2,740,700
Loans held for sale 	                                	862,947		     1,364,016

Loans 	                                         $	158,956,446	  $	153,822,340
	Unearned income		                                   (154,583)		     (125,364)
	Allowance for loan losses         	              	(2,101,081)		   (1,860,093)
		Net loans	                                    $	156,700,782	  $	151,836,883
Bank premises and equipment, net 		                 5,004,245		     4,175,986
Interest receivable		                               2,737,900		     2,711,415
Real estate acquired through foreclosure         		    79,006        		57,000
Income taxes refundable		                              65,455		             0
Deferred income taxes         		                      136,061       		299,714
Intangible assets 		                                2,266,454	     	2,365,196
Other assets 		                                       163,317	 	      194,070

TOTAL ASSETS	                                   $	272,452,679	  $	269,430,626

			LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
	Non-interest bearing 	                         $	32,489,556	   $	 26,635,453
	Time deposits, $100,000 and over		               20,103,668     		20,196,620
	Other interest bearing	                        	178,477,487	 	   166,516,258
		Total deposits	                              $	231,070,711   	$	213,348,331
Federal funds purchased 	                                 	0	      	5,700,000
Securities sold under agreements to repurchase 		  2,835,954		      4,660,173
Federal Home Loan Bank advances 		                10,534,031	     	19,071,126
Notes payable 		                                     750,000	      	1,350,000
Treasury tax and loan note	                         	573,543         		81,131
Interest payable		                                 1,363,573      		1,253,251
Income taxes payable	                                     	0         		23,802
Other liabilities 		                                 691,388          776,175
	Total liabilities	                            $	247,819,200	   $	246,263,989

STOCKHOLDERS' EQUITY
	Preferred stock, 300,000 shares authorized
   and unissued                                $          	0	   $	          0
	Common stock, no par value; 3,000,000 shares
   authorized;	1,412,829 and 1,432,700 shares
   issued and outstanding	in 1996 and 1995,
   respectively		                                  6,392,329		      6,481,769
	Retained earnings		                              18,239,684		     16,673,906
	Net unrealized gains on investment securities 	      	1,466	 	        10,962
		Total stockholders' equity	                  $ 	24,633,479	   $  23,166,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	    $	272,452,679	   $	269,430,626

See notes to consolidated financial statements


BOURBON BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
                                                           Year Ended December 31
                                                       1996         1995         1994
INTEREST INCOME:
	Loans, including fees	                            $	13,774,234	$	13,411,005	$	10,286,160
	Investment securities -
		U. S. Treasury obligations	                        	1,328,163	  	1,807,052		  1,389,177
		Obligations of U. S. government agencies	          	2,449,743		  2,404,994		  2,153,317
		Obligations of states and political subdivisions 	 	1,208,098	  	1,247,221	  	1,242,568
		Other securities		                                    280,524		    375,916		    357,930
	Federal funds sold 		                                  297,418		    272,640		     89,238
	Deposits in other bank		                                86,573	 	   139,126	 	   139,086
                                              					$	19,424,753	$	19,657,954	$	15,657,476
INTEREST EXPENSE:
	Deposits	                                         $ 	8,806,069	$  8,758,056	$ 	6,497,778
	Federal funds purchased and securities
		sold under agreements to repurchase		                 175,745		    174,616		    118,292
	Notes payable and other borrowed funds		               857,033 	  1,493,373	 	 1,129,876
                                               				$ 	9,838,847	$	10,426,045	$  7,745,946

Net interest income	                               $ 	9,585,906	$	 9,231,909	$  7,911,530
Provision for loan losses 	                            	401,965	 	   395,794	     145,385

Net interest income after provision for loan losses$ 	9,183,941	$  8,836,115	$ 	7,766,145

OTHER INCOME:
	Service charges	                                  $ 	1,507,506	$	 1,353,839	$   	886,709
	Loan servicing income		                                255,426	    	236,488		    214,576
	Trust department income	                              	205,740		    235,412		    163,600
	Investment securities losses, net                    		(12,839)		   (55,792)		  (272,455)
	Gains (losses) on sale of loans                      		200,366		     64,853		   (120,159)
	Other	                                               		127,850 	    218,345	     119,561
                                               				$ 	2,284,049	$	 2,053,145	$ 	  991,832
OTHER EXPENSES:
	Salaries and wages	                               $ 	3,283,091	$  3,084,993	$	 2,518,211
	Employee benefits 		                                   722,031		    733,756		    515,671
	Occupancy expenses 		                                  931,434		    860,526		    693,959
	FDIC assessment		                                      412,483		    324,673		    430,790
	Amortization                                         		314,553		    397,889		    181,383
	Taxes other than payroll, property and income		        255,055		    209,865		    233,051
	Advertising		                                          261,929		    221,310		    193,895
	Other                                             			1,534,013	   1,850,665	   1,299,631
                                               				$ 	7,714,589	$  7,683,677	$ 	6,066,591

Income before income taxes	                        $ 	3,753,401	$  3,205,583	$ 	2,691,386

Provision for income taxes 	                           	866,295	 	   717,389	     487,964

NET INCOME	                                        $ 	2,887,106	$  2,488,194	$	 2,203,422

Primary earnings per share	                        $      	2.00	$ 	     1.72	$      1.54

See notes to consolidated financial statements.


BOURBON BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  Net   Total
                                          Common   Retained   Unrealized  Stockholders'
                                           Stock   Earnings   Gain (Loss)  Equity

Balances, January 1, 1994                 $	6,340,915  $	13,435,450  $   267,292  $	20,043,657
Issuance of 10,443 shares of common stock
  (including employee gifts of  43 shares)	    68,768	            0	           0	       68,768
Net change in unrealized gain (loss)	               0            	0  	(1,671,890)	  (1,671,890)
Net income                                          0  	  2,203,422  	         0  	  2,203,422
Dividends paid  - Company ($.54 per share)         	0  	   (635,761)           0  	   (635,761)
Dividends paid - Jessamine ($.60 per share)         0  	    (52,803) 	         0      	(52,803)
BALANCES, DECEMBER 31, 1994              $ 	6,409,683  $	14,950,308  $(1,404,598) $ 19,955,393
Issuance of 7,378 shares of common stock
  (including employee gifts of 18 shares)	     46,605	            0	           0 	      46,605
Exercise of stock options at Jessamine	        25,481  	          0  	         0   	    25,481
Net change in unrealized gain (loss)	               0  	          0  	 1,415,560   	 1,415,560
Net income	                                         0   	 2,488,194  	         0  	  2,488,194
Dividends paid  - Company ($.60 per share)         	0   	  (749,540)	          0  	   (749,540)
Dividends paid - Jessamine ($.60 per share)	        0      	(69,801)	          0   	   (69,801)
Adjustment to conform pooled Company's
  fiscal year end - Net income                     	0        54,745           	0        54,745
BALANCES, DECEMBER 31, 1995              $	 6,481,769  $	16,673,906  $	   10,962  $	23,166,637
Issuance of 129 shares of common stock
  (including employee gifts of 47 shares)	        960	            0	           0	          960
Purchase of 20,000 shares of common stock 	   (90,400)    	(409,764)           0	     (500,164)
Net change in unrealized gain (loss)               	0	            0	      (9,496)	      (9,496)
Net income	                                         0	    2,887,106	           0	    2,887,106
Dividends paid - Company ($.64 per share)          	0	     (911,564)          	0	     (911,564)
BALANCES, DECEMBER 31, 1996               $	6,392,329  $	18,239,684  $    	1,466  $	24,633,479

See notes to consolidated financial statements.


BOURBON BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   Year Ended December 31
                                                            1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                                            $ 	2,887,106	 $  	2,488,194 	$  	2,203,422
	Adjustments to reconcile net income to net
		cash provided by operating activities:
			Depreciation and amortization		                           870,092 	     	813,820		      485,427
			Investment securities amortization (accretion), net		     149,205	 	     (83,805)		     271,159
			Provision for loan losses		                               401,965		      396,694		      145,385
			Deferred income taxes		                                   168,544		      (74,853)		       6,949
			Investment securities losses, net		                        12,839		       55,792 		     272,455
			Originations of loans held for sale		                 (21,077,087) 		(20,868,849) 	 (13,986,290)
			Proceeds from sale of loans 		                         21,778,522     21,126,209 		  16,241,483
			Capitalization of mortgage servicing rights	            	(215,812)		           0		            0
			(Gains) losses on sale of loans	                        	(200,366)		     (68,015)		     120,159
			Losses (gains), including write-downs, on
		  		real estate acquired through foreclosure, net		         10,934      		(95,961)		      39,727
			Adjustment to conform pooled Company's
				fiscal year end - net income		                                 0       		54,745		            0
			Changes in:
				Interest receivable		                                    (26,485) 		    (43,918)		    (368,819)
				Income taxes refundable		                                (65,455)	     	224,767		     (189,162)
				Other assets		                                            65,853		     (135,173)		     (99,477)
				Interest payable		                                       110,322		      252,595		      118,813
				Income taxes payable		                                   (23,802) 		     23,802		            0
				Other liabilities	                                      	(84,787)	 	   (714,981) 	  	   60,468
					Net cash provided by operating activities	         $ 	4,761,588	 $   3,351,063 	$	  5,321,699

CASH FLOWS FROM INVESTING ACTIVITIES:
	Purchases of securities available for sale	            $(47,176,494)	$	(16,489,439)	$(43,274,700)
	Proceeds from sales and calls of securities available
		for sale		                                              13,512,387	   	22,545,152		  26,621,358
	Proceeds from principal payments and maturities
		of securities available for sale		                      33,441,384	    	6,950,257		  10,790,309
	Purchases of investment securities held
		to maturity		                                           (1,375,000)		  (7,495,437)		 (8,158,607)
	Proceeds from principal payments and maturities
		of investment securities held to maturity		              1,520,000		    3,348,173		   3,963,831
	Net change in loans		                                    (5,883,441)	  	(8,151,059)		(12,834,443)
	Purchases of bank premises and equipment		               (1,307,597)		    (306,493)		   (609,318)
	Proceeds from sales of real estate acquired
		through foreclosure		                                      508,437	      	447,500		     632,580
	Cash payment received in branch acquisition		                     0		            0		  27,334,743
	Organization costs incurred		                                     0	 	           0    	 (136,176)
		Net cash (used in) provided by investing
			activities	                                          $	(6,760,324)	$	    848,654  $  4,329,577


CASH FLOWS FROM FINANCING ACTIVITIES:
	Net change in deposits	                                $	17,722,380	 $	(10,461,498)	$ (4,164,365)
	Net change in securities sold under agreements
		to repurchase and federal funds purchased		             (7,524,219)		   5,413,919		   2,655,610
	Advances from Federal Home Loan Bank		                      400,000		      400,000		   5,500,000
	Payments on Federal Home Loan Bank advances		            (8,937,095)		  (1,934,479)		 (3,872,773)
	Net change in treasury tax and loan note		                  492,412		     (157,268)		   (865,239)
	Proceeds from note payable		                                330,000		            0		   2,000,000
	Payments on notes payable		                                (930,000)		  (1,100,000)		   (300,000)
	Proceeds from issuance of common stock	                        	960		       72,086		      68,768
	Purchase of common stock		                                 (500,164)		           0		           0
	Dividends paid		                                           (911,564)	 	   (819,341)	  	 (688,564)
		Net cash provided by (used in) financing
			activities	                                          $   	142,710 	$	 (8,586,581)	$    333,437

Net (decrease) increase in cash and cash
	equivalents	                                           $ (1,856,026)	$  (4,386,864)	$  9,984,713

Cash and cash equivalents at beginning of year	          	11,046,529	 	  15,433,393	    5,448,680

CASH AND CASH EQUIVALENTS AT END	OF YEAR               	$ 	9,190,503	 $  11,046,529	 $ 15,433,393

SUPPLEMENTAL DISCLOSURES OF CASH
	FLOW INFORMATION:
		Cash paid during the year for -
    		Interest expense	                                 $ 	9,728,525	 $  10,576,530	 $  7,627,133
			Income taxes	                                        $   	787,008	 $	    571,127  $    670,177

SUPPLEMENTAL SCHEDULES OF NON-CASH
	INVESTING AND FINANCING ACTIVITIES:
		Investment securities transferred from securities
			held to maturity to securities available for sale	   $ 	        0	 $  14,303,320 	$          0
		Real estate acquired through foreclosure	             $	   541,377	 $	    102,712	 $		  330,865
		Non-cash increases related to branch acquisition:
			Loans	                                               $	         0	 $	          0	 $ 20,902,226
			Bank premises and equipment		                                   0		            0   	 2,000,000
  			Interest receivable		                                         0		            0	 	    186,583
			Intangible assets		                                             0		            0		   2,605,200
			Other assets		                                                  0		            0	      138,101
			Deposits		                                                      0		            0	   52,103,992
			Notes payable		                                                 0		            0	      750,000
			Interest payable		                                              0		            0	      291,290
			Other liabilities		                                             0		            0		      21,570

See notes to consolidated financial statements.

BOURBON BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	A.	Basis of Presentation - The consolidated financial
statements include the accounts of Bourbon Bancshares, Inc. (the Company) and its wholly-owned subsidiary, Kentucky Bank (the
Bank). All material intercompany transactions and balances have been eliminated.

	During 1996, the federal thrift charters of Kentucky Savings Bank, FSB (the Savings Bank) and Jessamine First Federal Savings and Loan Association (Jessamine) were terminated and both entities became branches of the Bank. The dissolution of these entities and termination of their respective charters did not have a material effect on the consolidated financial statements.

	On December 19, 1995, the Company acquired Jessamine in a business combination accounted for as a pooling of interests. The accompanying consolidated financial statements for 1995 are based on the assumption that the companies were combined for the full year, and the financial statements of the prior year have been restated to give effect to the combination as if it occurred at the beginning of the earliest year presented.

	B.	Nature of Operations - The Bank operates under a state
bank charter and provides full banking services, including trust services. As a state bank, the Bank is subject to regulation of the Kentucky Department of Financial Institutions and the Federal
Deposit Insurance Corporation (FDIC). The Company is also regulated by the Federal Reserve.

	C.	Estimates in the Financial Statements - The preparation
of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	D.	Cash and Cash Equivalents - For purposes of reporting
cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and certain short-term investments with maturities of less than three months. Generally, federal funds are sold for one-day periods.

	E.	Investment Securities - The Company classifies its
investment securities portfolio into three categories; trading securities, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading.

	Investment securities available for sale are carried at fair value. Adjustment from amortized cost to fair value is recorded in stockholders' equity, net of related income tax, under net unrealized gains on investment securities. The adjustment is computed on the difference between fair value and cost adjusted for amortization of premiums and accretion of discounts which are recorded as adjustments to interest income using the constant yield method.

	Investment securities for which the Bank has the positive intent and ability to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recorded as adjustments to interest income using the constant yield method.

	Gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

	F.	Loans - Loans are stated at the amount of unpaid
principal, reduced by unearned income and an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

	The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

	The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. A loan is considered to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The entire change in present value of expected cash flows is reported as provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.

	Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

	Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

	G.	Loan Servicing - The Company adopted Statement of
Financial Accounting Standards (SFAS) No. 122, "Accounting for
Mortgage-Servicing Rights" on January 1, 1996. This Statement requires the capitalization of the value of mortgage-servicing rights originated or acquired based on the fair value of the rights.

	The Bank has sold various loans to the Federal Home Loan
Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The Bank receives a normal servicing fee from the FHLMC on each loan sold.

	H.	Bank Premises and Equipment - Bank premises and
equipment are stated at cost less accumulated depreciation.
Depreciation is recorded principally by the straight-line method over the estimated useful lives of the bank premises and equipment.

	I.	Real Estate Acquired Through Foreclosure - Real estate
acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value. The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to operating expenses. Certain parcels of real estate are being leased to third parties to offset holding period costs. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

	J.	Income Taxes - The Company and the Bank file a
consolidated federal income tax return. The Bank is charged or credited an amount equal to the income tax that would have been applicable on a separate return basis.

	The Company uses the liability method for computing deferred income taxes. Under the liability method, deferred income taxes are based on the change during the year in the deferred tax liability or asset established for the expected future tax consequences of differences in the financial reporting and tax bases of assets and liabilities. The differences relate principally to premises and equipment, accrued interest payable, accrued pension, premium on loans and deposits purchased, unrealized gains (losses) on investment securities available for sale, tax credit carryforward, FHLB stock, and the allowance for loan losses.

	K.	Intangible Assets - Intangible assets relate to the branch
acquisition and consist of a core deposit premium on deposits which is being amortized on a straight-line basis over ten years and organization costs which are being amortized on a straight-line basis over five years.

	L.	Marketing Expense - The Company charges all
marketing expenses to operations when incurred. No amounts have been established for any future benefits relative to these expenditures.

	M.	Effect of New Accounting Standards - 	The Financial
Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires the recognition of a loss on impaired assets when the carrying value of an asset exceeds its fair value and the carrying amount of the asset may not be recoverable. The Statement was adopted by the Company, as required, on January 1, 1996. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

	The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which defines the methods of accounting available for employee stock compensation plans. The Statement was adopted by the Company, as required, on January 1, 1996. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

	The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting guidance regarding various financial instruments and related transactions. The Statement was effective for transactions occurring after December 31, 1996 and was adopted by the Company, as required, on January 1, 1997. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

	N.	Per Share Information - Primary earnings per share is
computed by dividing net income by weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury-stock method upon the exercise of stock options.

	O.	Reclassifications - Certain reclassifications have been
made in the 1995 and 1994 financial statements to conform to classifications used in 1996.

2.	BUSINESS COMBINATION

	On December 19, 1995, Jessamine became a wholly-owned
subsidiary of the Company through the exchange of  244,439 shares of the Company's common stock for all of the outstanding stock of
Jessamine.  	Summarized results of operations of the separate
companies for the years ended December 31, 1995 and September
30, 1995, the Company's and Jessamine's respective fiscal year-
ends are as follows:
			                            	Company	      Jessamine

	Interest income	            $	17,165,150	   $	2,492,804
	Interest expense		             9,010,818	    	1,415,227
	Net interest income	        $ 	8,154,332	   $	1,077,577
	Provision for loan losses		      390,504		        5,290
	Net interest income after
		provision for loan losses	 $ 	7,763,828	   $	1,072,287
	Other income		                 2,002,929	       	50,216
	Other expenses		               6,899,450	      	784,227
	Provision for income taxes		     601,567	      	115,822
	Net income	                 $ 	2,265,740	   $  	222,454

	The following is a reconciliation of net interest income and net income previously reported for 1994 with restated amounts:

                             					1994
	Net interest income:
		As previously reported	     $	6,756,817
		Jessamine		                   1,154,713
		As restated	                $	7,911,530

	Net income:
		As previously reported	     $	1,793,516
		Jessamine 		                    409,906
		As restated	                $	2,203,422

	Prior to the pooling, Jessamine's fiscal year ended
September 30. Subsequent to the pooling, Jessamine changed its year-end to December 31 to conform with that of the Company.
The Jessamine information included in the accompanying 1994 statement of income and cash flows and the related footnote disclosures is as of and for Jessamine's fiscal year end. The 1995 statement of income includes Jessamine and the Company's results of operations for their respective fiscal year ends. During the three months ended December 31, 1995, Jessamine reported net interest income of $237,587 and net income of $54,745. In order to reflect this change in fiscal year-end, retained earnings has been increased by Jessamine's reported net income for the three month period. The 1995 statement of cash flows includes Jessamine's fiscal year and the activity for the three months ended December 31, 1995.

3.	RESTRICTIONS ON CASH AND DUE FROM
BANKS

	Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The average requirement was $3,137,000 at December 31, 1996.

4.	INVESTMENT SECURITIES

	During December, 1995, the Company made a one time transfer of investment securities from held to maturity to available for sale of $14,303,320, as allowed under the Financial Accounting Series Special Report, "A Guide to Implementation of Statement
115", issued in November 1995. The investments were transferred at fair value at the date of transfer. The unrealized gain (loss) on transfer is included in the net change in unrealized gain (loss) in the consolidated statements of stockholders' equity.

		Amortized cost and fair value of investment securities, by category, at December 31, 1996 are as follows:

                               Amortized    Unrealized  Unrealized      Fair
                                  Cost         Gains      Losses        Value

Available for sale:
  U. S. Treasury securities   $	24,513,413   $	67,277   $	(9,284)   $	24,571,406
  Obligations of U. S. govern-
    ment agencies	               8,984,521	     3,697	    (4,407)	     8,983,811
  Obligations of states and
    political subdivisions	      3,943,463	    83,161	   (15,044)     	4,011,580
  Asset-backed securities	      38,783,338	   198,191  	(321,370)    	38,660,159
     Total available for sale $	76,224,735  $	352,326  $(350,105)   $	76,226,956

Held to maturity:
  Obligations of states and
    political subdivisions    $	16,313,453  $	706,050  $	(29,443)   $	16,990,060


	Amortized cost and fair value of investment securities, by category, at December 31, 1995 are as follows:

                               Amortized    Unrealized  Unrealized      Fair
                                  Cost         Gains       Losses       Value

Available for sale:
  U. S. Treasury securities   $	20,993,682  $	149,519  $  (4,071)   $	21,139,130
  Obligations of U. S. govern-
    ment agencies	               6,030,721	    11,425	    (8,697)	     6,033,449
  Obligations of states and
    political subdivisions	      3,944,335	    53,441	   (46,473)     	3,951,303
  Asset-backed securities	      43,700,464	   292,163	  (383,717)	    43,608,910
  Equity securities   	          1,498,745          0   	(46,982)    	 1,451,763
     Total available for sale $	76,167,947  $ 506,548  $(489,940)   $	76,184,555

Held to maturity:
  Obligations of states and
    political subdivisions    $	16,454,562  $	832,666  $	(41,362)   $	17,245,866

	The amortized cost and fair value of investment securities at December 31, 1996, by category and contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     					Amortized	           Fair
                                        				Cost              	Value
	Available for sale:
		Due in one year or less	              $	16,999,467	      $	17,017,401
		Due after one year through five years		 15,290,046		       15,329,930
		Due after five years through ten years		 3,971,843		        4,022,984
		Due after ten years		                    1,180,041		        1,196,482
					                                   $	37,441,397      	$	37,566,797
		Asset-backed securities		               38,783,338		       38,660,159
			Total available for sale	            $	76,224,735	      $	76,226,956


	Held to maturity:
		Due in one year or less	              $   	975,074	      $   	977,794
		Due after one year through five years		  3,207,434		        3,311,482
		Due after five years through ten years		 8,307,596		        8,775,339
		Due after ten years		                    3,823,349		        3,925,445
		Total held to maturity	               $	16,313,453	      $	16,990,060

	Proceeds from sales and calls of investment securities during 1996, 1995 and 1994 were $13,512,387, $22,545,152 and
$26,621,358, respectively. Gross gains of $30,211, $49,510 and
$62,516 and gross losses of $43,050, $105,302 and $334,971,
respectively, were realized on those sales and calls.

	Investment securities with an approximate carrying value of $37,378,000 and $27,991,000 at December 31, 1996 and 1995,
respectively, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

5.	LOANS

	Major classifications of loans are summarized as follows:
                          	       			1996	           1995

	Commercial	                    $ 	10,216,331	  $ 	11,167,387
	Real estate construction		         4,200,111	     	3,496,792
	Real estate mortgage	             98,429,977   		100,713,319
	Agricultural		                    30,947,231		    27,019,148
	Consumer		                        14,789,144	    	11,028,388
	Other	                             		373,652		       397,306
				                            $	158,956,446  	$	153,822,340
	Unearned income	                   	(154,583)	     	(125,364)
	Allowance for loan losses       		(2,101,081)		   (1,860,093)
				                            $	156,700,782	  $	151,836,883

	Changes in the allowance for loan losses were as follows:

                                 				1996		   1995	      	1994

	Balance, beginning of year	      $	1,860,093	  $	1,648,210  	$	1,420,385
	Net charge-offs		                   (160,977)	   	(184,215)	   	(169,070)
	Provision for loan losses		          401,965		     395,794	     	145,385
	Allowance from acquired branch		           0		           0	     	251,510
	Adjustments to conform pooled
		Company's fiscal year end		               0	         	304           		0
	Balance, end of year	            $	2,101,081	  $	1,860,093	  $	1,648,210

	Impaired loans totaled $251,000 and $345,000 at December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans during 1996 and 1995 was $298,000 and $428,000, respectively. The total allowance for loan losses related to these loans was $28,000 and $70,000 on December 31, 1996 and 1995, respectively. Interest income on impaired loans of $55,000 and $34,000 was recognized for cash payments received in 1996 and 1995, respectively.

	Changes in the allowance for loan losses on impaired loans were as follows:

                                	  			1996	        1995

	Balance, beginning of year	       $	70,000	     $	19,000
	Charge-off of impaired loans	     	(42,000)	    	(14,000)
	Additions to allowance		                 0	      	65,000
	Balance, end of year	             $	28,000	     $	70,000

	Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $86,138,000 and $74,888,000 at December 31, 1996 and 1995,
respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $540,000 and $233,000 at December 31, 1996 and 1995, respectively.

	Mortgage servicing rights of $215,812 were capitalized in 1996. Amortization of mortgage servicing rights was $26,361 in 1996.

	Certain directors and executive officers of the Company and companies in which they have beneficiary ownership were loan customers of the Bank during 1996 and 1995. Total loans to these persons were approximately $1,828,000 and $2,663,000 at December 31, 1996 and 1995, respectively. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates. An analysis of the activity with respect to all director and executive officer loans is as follows:

                                         				1996	         1995

	Balance, beginning of year	              $	2,663,000	  $	3,245,000
	Additions, including loans now meeting
	  disclosure requirements		                1,211,000   		1,072,000
	Amounts collected, including loans no
	  longer meeting disclosure requirements		(2,046,000)	 	(1,654,000)
	Balance, end of year	                    $	1,828,000	  $	2,663,000

6.	BANK PREMISES AND EQUIPMENT

	Bank premises and equipment are summarized as follows:
                              	 			1996          	1995

	Land and buildings	            $	5,235,823	   $	4,629,255
	Furniture and equipment		        3,948,079    		3,620,062
	Construction in progress		         358,920            		0
                            				$	9,542,822   	$	8,249,317
	Less accumulated depreciation	 	(4,538,577)	  	(4,073,331)
                            				$	5,004,245   	$	4,175,986

	Depreciation expense was $479,338, $408,244 and $338,323 in 1996, 1995 and 1994, respectively.

7.	DEPOSITS

			At December 31, 1996, the scheduled maturities of time deposits are as follows:

						1997		                $	99,065,466
						1998			                 25,459,445
						1999			                  4,876,245
						2000           			         760,096
						2001 and thereafter    		1,088,011
							                  		$	131,249,263

	Certain directors and executive officers of the Company and companies in which they have beneficiary ownership, are deposit customers of the Bank. The amount of these deposits was approximately $2,272,000 at December 31, 1996.

8.	SECURITIES SOLD UNDER AGREEMENTS TO
REPURCHASE

	Securities sold under agreements to repurchase generally mature within one to four days from the transaction date.
Information concerning securities sold under agreements to repurchase for 1996 is summarized as follows:

                                          					1996       		1995

	Average balance during the year          		$	3,342,000  	$	2,589,000
	Average interest rate during the year	            5.01%        	5.09%
	Maximum month-end balance during the year		$	4,668,000  	$	6,202,000

	U. S. Treasury securities underlying the agreements are as follows:

                        					1996	         1995

		Carrying value	        $	10,036,000 	$	10,861,000
		Estimated fair value	   	10,036,000	  	10,861,000

9.	FEDERAL HOME LOAN BANK ADVANCES

	The Bank owns stock of the Federal Home Loan Bank
(FHLB) of Cincinnati, Ohio. This stock allows the Bank to borrow long-term advances from the FHLB which the Bank uses to fund long-term fixed rate mortgages.

	At December 31, 1996 and 1995, $10,534,031 and
$19,071,126, respectively, represented the balance due on the above advances from the FHLB. All advances are paid either on a monthly basis or at maturity, over remaining terms of one to twelve years, with interest rates ranging from 5.05% to 6.80%. Advances are secured by the FHLB stock and all single family first mortgage loans. Scheduled principal payments due on advances during the five years subsequent to December 31, 1996 are as follows: 1997 - $271,213; 1998 - $7,286,309; 1999 - $302,254; 2000 - $1,239,979;
2001 - $237,970; years thereafter - $1,196,306.

10.	NOTES PAYABLE

	Notes payable are summarized as follows:

                                               1996          1995

Promissory note, principal due at
November 1, 2003, interest payable
annually at 12%, secured by real estate     	$	750,000    	$	750,000

Promissory note, principal due in four
quarterly payments of $150,000 from
March 31, 1996 to December 31, 1996,
interest payable quarterly at the prime
rate, secured by 100% of the common
stock of the Savings Bank.                         		0   		  600,000

Revolving $500,000 line of credit,
interest payable quarterly at the prime
rate, maturing June 30, 1997, secured
by 100% of the common stock of the Bank.           		0           		0
                                            	$	750,000   	$1,350,000

11.	INCOME TAXES

	The components of the provision for income taxes are as follows:

                       1996        1995        1994

Current payable	    $	697,751  	$	793,478	  $ 481,015
Deferred	            	168,544	  	 (76,089)	    	6,949
	                   $	866,295  	$	717,389	  $ 487,964


	Interest income on securities totaling $1,208,098, $1,247,221 and $1,242,568 for 1996, 1995 and 1994, respectively, is exempt from federal income taxes; accordingly, the tax provision is less than that obtained by using the statutory federal income tax rate.

	The income tax benefit related to investment securities losses was $4,365, $18,969 and $92,635 for 1996, 1995 and 1994,
respectively.

	The Company's deferred tax assets and liabilities at December 31 are shown below. No valuation allowance for the realization of deferred tax assets is considered necessary.

                                              		1996	         1995
	Deferred tax assets:
		Allowance for loan losses	                 $	449,757	    $	381,708
		Premium on deposits purchased	               	68,139	      	38,636
		Accrued pension expense	                     	13,886           		0
		Deferred loan fees                              		 0	      	42,624
		Accrued interest payable                         		0      		95,975
		Alternative minimum tax credit		                   0      		29,335
		Other	                                       	18,842		      78,655

	Deferred tax liabilities:
		Bank premises and equipment		               (117,104)		   (100,017)
		Unrealized gain on investment securities	      	(755)   	  	(5,647)
		FHLB stock		                                (239,785)   		(176,561)
		Accrued pension expense	                          	0	     	(15,713)
		Premium on loans purchased	                 	(47,887)	    	(64,178)
		Other		                                       (9,032)	     	(5,103)
		    Net deferred tax asset	                $	136,061	    $	299,714

	An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

                                      1996          1995         1994

U. S. federal income tax rate	           34.00%	  34.00%	  34.00%
Changes from the statutory rate:
	Tax-exempt investment income           (12.42)	 (14.43) 	(15.52)
 Non-deductible interest expense related
	  to carrying tax-exempt investments    	1.53    	1.45    	1.02
   Other 	                               (0.03) 	  1.35  	 (0.02)
                                        	23.08%  	22.37%  	19.48%


12.	RETIREMENT PLANS

	The Company has a defined benefit pension plan covering substantially all of its employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Benefits are based on one percent of employee average earnings for the previous five years times years of credited service. Pension expense was $105,161, $99,110 and $44,798 for 1996, 1995 and 1994, respectively.

	The following table sets forth the plan's funded status and amounts recognized in the accompanying consolidated financial statements at December 31, 1996 and 1995:

                                                         		1996	              1995
Actuarial present value of benefit obligations:

	Accumulated benefit obligations, including vested
		benefits of $1,044,491 and $914,221, respectively	    $	1,060,869	   $	  931,008

Projected benefit obligations for services rendered to
	date		                                                 $(1,623,500)	  $(1,456,344)
Plan assets at fair value, primarily U.S. Treasury and
	agency securities and mutual funds		                     1,718,776		    1,591,668
Plan assets in excess of projected benefit obligation	  $   	95,276	   $  	135,324
Unrecognized net gain		                                    (131,657)		     (84,275)
Unrecognized net asset at January 1, 1989, being
	recognized over 20 years		                                  (4,461)		      (4,833)

(Accrued) prepaid pension cost included in other
	(liabilities) assets	                                  $  	(40,842)	  $   	46,216

Net periodic pension cost for 1996 and 1995 include the
	following components:
		Service cost	                                         $ 	(118,339)	  $ 	(107,311)
		Interest cost		                                          (112,826)		    (100,961)
		Actual return on plan assets	                             	84,108		       92,349
		Amortization of transition asset		                            372		          372
		Difference between actual and expected return on
			plan assets		                                             41,524		       16,441

	Net periodic cost	                                     $ 	(105,161)	  $  	(99,110)

	A discount rate of 8% is used to compute the actuarial present value of the accumulated and projected benefit obligations. The assumed rate of return on plan assets is also 8%. The assumed rate of salary increases is 5%.

	The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company's Board of Directors. Expense recognized in connection with the plan was $157,162, $132,892 and $99,758 in 1996, 1995 and 1994, respectively.

	Prior to the acquisition, Jessamine established individual retirement accounts for all employees with two years of continuous service. Contributions were $10,494 and $12,168 in 1995 and 1994, respectively. Jessamine also contributed $57,600 in 1995 for the purchase of an annuity to fund the retirement of a key employee.

13.	STOCK OPTION PLAN

	The Company has two stock option plans, which are accounted for in accordance with Accounting Principles Board
Opinion (APB) No. 25, "Accounting for Stock Issued to
Employees", and related interpretations. Under the plans, the Company grants certain directors, officers and key employees stock option awards which vest and become fully exercisable at the end of five years. During 1996, the Company authorized the grant of options to purchase 10,350 shares of the Company's common stock. The exercise price of each option, which has a ten year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

	Although the Company has elected to follow APB No. 25, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model.

	Summary of stock option transactions are as follows:
                                                 				  1996	    1995

	Outstanding, beginning of year	                     	49,160		 55,420
	Granted during the year		                            10,350  		1,100
	Canceled during the year		                             (880)     		0
	Exercised during the year (at prices ranging from
		$5.83 to $17.25 per share)		                           (80)		(7,360)
	Outstanding, end of year                           		58,550 		49,160

	Options outstanding
		From $7.83 to $12.75 per share		                    24,380 		24,620
		From $17.25 to $22.28 per share		                   20,420	 	20,740
		From $24.00 to $26.50 per share	                   	13,750	  	3,800
                                                						58,550	 	49,160
		Eligible for exercise
			From $7.83 to $12.75 per share		                   24,380 		23,140
			From $17.25 to $22.28 per share		                  10,332  		6,336
			From $24.00 to $26.50 per share		                   1,120    		420
						                                                35,832 		29,896

	Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting periods. The pro forma effect on net income and earnings per share of this statement are as follows:

	Net income
		As reported	     $	2,887,106
		Pro forma	       $	2,885,212

	Primary earnings per share
		As reported	       $	2.00
		Pro forma	         $	2.00

	In 1995, prior to the acquisition of Jessamine, certain directors, officers and key employees of Jessamine exercised stock options totaling $25,481 under Jessamine's Stock Option and Incentive Plan. Effective with the acquisition, all unexercised options were canceled and the Plan was terminated.

14.	LIMITATION ON BANK DIVIDENDS

	The Company's principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. During 1997 the Bank could, without prior approval, declare dividends of approximately
$1,996,000 plus any 1997 net profits retained to the date of the dividend declaration.

15.	BRANCH ACQUISITION

	On September 9, 1994, the Bank acquired the Clark County offices of Bank One, Lexington, and assumed certain deposits, borrowed funds and other branch related liabilities. Assets purchased consist of land, bank premises and equipment, loans, intangible assets, and other assets. The Bank was paid $27,334,743 in cash for the deposits, borrowed funds, and branch related liabilities assumed, less assets purchased.

16.	DISCLOSURES ABOUT FAIR VALUE OF
FINANCIAL INSTRUMENTS

	The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

	Cash and Cash Equivalents - For those short-term instru-ments, the carrying amount is a reasonable estimate of fair value.

	Investment Securities - For investment securities, fair values are based on quoted market prices or dealer quotes.

	Loans - Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

	Federal Home Loan Bank Stock - Federal Home Loan Bank stock carrying value is equivalent to market since it can only be purchased or sold with the FHLB at carrying value.

	Deposit Liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

	Federal Funds Purchased and Securities Sold Under
Agreements to Repurchase - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

	Federal Home Loan Bank Advances - Rates currently available to the Company for advances with similar terms and remaining maturities are used to estimate fair value of existing debt.

	Other Borrowed Funds - The fair value of fixed rate borrowings is estimated by discounting the future cash flows using a rate which approximates market for borrowings of a similar maturity. The carrying value of variable rate borrowed funds is a reasonable estimate of fair value.

	Commitments to Extend Credit and Standby Letters of Credit - Commitments to extent credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.


	The fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                           	   1996	                        1995
                                    	Carrying	                     Carrying
                                     	Amount	      Fair Value	      Amount	      Fair Value

Financial assets:
	Cash and cash equivalents	        $ 	9,190,503 	 $ 	9,191,000	  $	11,046,529	  $	11,047,000
	Investment securities		             92,540,409		   93,217,000		   92,639,117		   93,430,000
	Federal Home Loan Bank	stock         2,705,600	    	2,706,000		    2,740,700		    2,741,000
	Loans		                            159,664,810	  	159,541,000		  155,060,992		  155,042,000
	Less:  allowance for loan losses	  	(2,101,081)	  	(2,101,000)  		(1,860,093)  		(1,860,000)
					                              $262,000,241	  $262,554,000 	 $259,627,245	  $260,400,000

Financial liabilities:
	Deposits	                         $231,070,711  	$232,069,000  	$213,348,331   $214,142,000
	Federal funds purchased	                    	0		            0		    5,700,000		    5,700,000
	Securities sold under
	  agreements to repurchase		         2,835,954		    2,836,000	    	4,660,173		    4,660,000
	Federal Home Loan Bank advances		   10,534,031		   10,390,000		   19,071,126		   19,069,000
	Other borrowed funds		               1,323,543		    1,324,000		    1,431,131		    1,431,000
                              					$245,764,239  	$246,619,000  	$244,210,761 	 $245,002,000


17.	FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

	The Company is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Company uses the same credit policies in making commitments and conditional obligations as they do for on balance sheet instruments.

	At December 31, 1996 and 1995, the Company had the
following financial instruments whose approximate contract
amounts represent credit risk:
                                  	1996	         1995

	Standby letters of credit	    $  	501,000	  $  	534,000

	Commitments to extend credit	 $19,274,000	  $17,238,000

	Standby letters of credit represent conditional commitments issued by the Company to guarantee the performance of a third party. The credit risk involved in issuing these letters of credit is essentially the same as the risk involved in extending loans to customers.

	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

18.	CONCENTRATION OF CREDIT RISK

	The Company grants residential, commercial and consumer related loans to customers primarily located in Bourbon, Clark, Scott, Harrison, Woodford, Jessamine and adjoining counties in Kentucky. Although they have diverse loan portfolios, a substantial portion of their debtors' ability to perform is somewhat dependent on the economic conditions of the counties in which they operate.

19.	REGULATORY MATTERS

	The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classifications are also subject to qualitative judgments by the regulator about components, risk weightings, and other factors.

	Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

	As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier
I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

	The Company's and the Bank's actual amounts and ratios are presented in the table below:


                                                                                        To Be Well
                                                                                       Capitalized
                                                                                       Under Prompt
                                                                   For Capital          Corrective
                                                 Actual         Adequacy Purposes   Action Provisions
                                            Amount     Ratio     Amount    Ratio     Amount     Ratio

Consolidated as of December 31, 1996:
 Total Capital (to Risk Weighted Assets)  $24,759,000  15.50%  $12,776,000  8.00%  $15,970,000  10.00%
 Tier I Capital (to Risk Weighted Assets)  22,555,000  14.12     6,388,000  4.00     9,582,000   6.00
 Tier I Capital (to Average Assets)        22,555,000   8.66    10,423,000  4.00    13,029,000   5.00

Bank Only as of December 31, 1996:
 Total Capital (to Risk Weighted Assets) $ 24,427,000  15.30%  $12,769,000  8.00%  $15,961,000  10.00%
 Tier I Capital (to Risk Weighted Assets)  22,431,000  14.05     6,384,000  4.00     9,577,000   6.00
 Tier I Capital (to Average Assets)        22,431,000   8.61    10,422,000  4.00    13,028,000   5.00


20.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
                                           		   				December 31
                                             			 		1996	     1995
                                          			  	 		(In Thousands)
			ASSETS
Cash on deposit with subsidiaries	               $    	96  	$   	191
Investment in subsidiaries		                       24,510	   	23,444
Investment securities		                                20       		20
Income taxes receivable	                              	18      		112

TOTAL ASSETS	                                    $	24,644  	$	23,767

			LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	                                  $	     0	  $   	600
Other liabilities	                                    	11        		0
	Total liabilities	                              $    	11  	$   	600

Stockholders' equity:
	Preferred stock	                                $	     0	  $     	0
	Common stock	                                     	6,392	    	6,482
	Retained earnings		                               18,240		   16,674
	Net unrealized gains on investment securities		        1       		11
		   Total stockholders' equity	                 $	24,633	  $	23,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	      $	24,644	  $	23,767

Condensed Statements of Income

                                      					Year Ended December 31
                                      				1996     	1995	     1994
                                            			(In Thousands)

Income:
	Dividends from subsidiaries	           $	1,850  	$	1,470  	$  	983
	Other income	                             	807	     	359      		51
		Total income	                         $	2,657  	$	1,829  	$	1,034


Expenses:
	Interest expense	                      $   	40  	$  	118  	$   	52
	Other expenses		                           823		     573	      	56
		Total expenses                       	$  	863  	$  	691 	 $  	108


Income before income taxes and
	equity in undistributed income of
	subsidiaries                         		$	1,794	  $	1,138	  $  	926

Applicable income taxes (benefits)		        (18)	   	(112)		    (18)

Income before equity in undistributed
	income of subsidiaries	                $	1,812  	$	1,250  	$  	944

Equity in undistributed income of
	subsidiaries	                          		1,075	   	1,238 	  	1,259

NET INCOME	                             $	2,887	  $	2,488	  $	2,203

Condensed Statements of Cash Flows

                                                					Year Ended December 31
                                                   				1996	1995	1994
                                                  					(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		                                  $	2,887   	$	2,488   	$	2,203
	Adjustments to reconcile net income to net
		cash provided by operating activities:
			Loss (gain) on sale of securities		               0       		23	      	(10)
			Equity in undistributed earnings of
				subsidiaries		                              (1,075)	  	(1,293)  		(1,259)
			Adjustment to conform pooled Company's
			   fiscal year end		                              0	       	55        		0
			Change in income taxes receivable		              94      		(93)     		(13)
			Change in other liabilities		                    10        		0	        	0
				Net cash provided by operating activities	 $	1,916	   $	1,180	   $  	921

CASH FLOWS FROM INVESTING ACTIVITIES:
	Purchase of investment securities	            $    	0	   $    	0	   $  	(88)
	Proceeds from sale of investment securities	       	0	      	702	       	78
		Net cash provided by (used in) investing
    activities 	                               $     0   	$  	702   	$  	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Dividends paid	                               $ 	(912)  	$ 	(750)  	$ 	(689)
	Proceeds from issuance of common stock            		1       		47       		69
	Purchase of common stock	                       	(500)       		0	        	0
	Capital contribution to subsidiary		                0	        	0		   (2,000)
	Repayment of long-term debt		                    (930)		  (1,100)	    	(300)
	Proceeds from long-term debt		                    330		        0		    2,000
		Net cash used in financing activities	       $(2,011)  	$(1,803)  	$ 	(920)

Net (decrease) increase in cash and cash
	equivalents		                                 $  	(95)  	$	   79	   $   	(9)

Cash and cash equivalents at beginning
	of year	                                       			191      		112	      	121

CASH AND CASH EQUIVALENTS AT END
 	OF YEAR		                                    $   	96   	$	  191   	$  	112

INDEPENDENT AUDITORS' REPORT

Board of Directors
Bourbon Bancshares, Inc.
Paris, Kentucky

	We have audited the accompanying consolidated balance sheets of Bourbon Bancshares, Inc. and Subsidiary as of December
31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

	The consolidated financial statements for the year ended December 31, 1994, have been restated to reflect the pooling of interests with Jessamine First Federal Savings & Loan Association as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Jessamine First Federal Savings & Loan Association, which statements reflect total assets of $34,688,451 as of September 30, 1994 and total net interest income of $1,154,713 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Jessamine First Federal Savings & Loan Association as of
September 30, 1994 and for the year then ended, is based solely on the report of the other auditors.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bourbon Bancshares, Inc. and Subsidiary at December
31, 1996 and 1995, the results of its operations and cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

ESKEW & GRESHAM, PSC
January 31, 1997

Bourbon Bancshares, Inc.
Board of Directors

Buckner Woodford
President and Chief Executive Officer;
Kentucky Bank and Bourbon Bancshares, Inc.
Class of 1997

William R. Stamler
Signal Investments, Inc.; Chairman
Class of 1997

C. Thomas Skeen
Regional Vice President, Jessamine
Class of 1998

James L. Ferrell, M.D.
Physician
Chairman of Bourbon Bancshares, Inc.
Class of 1998

Joseph B. McClain
President; Hopewell Insurance Company, Inc.
Class of 1998

William M. Arvin
Attorney
Class of 1998

Henry Hinkle
President; Hinkle Contracting Company
Class of 1999

Theodore Kuster
Farmer and Thoroughbred Breeder; West View Farm
Class of 1999

Robert G. Thompson
Farmer and Thoroughbred Breeder; Snow Hill Farm
Class of 1999

Russell Brooks
Financial Analyst; Kentucky Bank
Class of 1999

Kentucky Bank
Board of Directors

Buckner Woodford
President and Chief Executive Officer;
Bourbon Bancshares and Kentucky Bank

Joe Allen
Executive Vice President, Kentucky Bank

William M. Arvin
Attorney, William M. Arvin and Associates

Russell Brooks
Financial Analyst; Kentucky Bank

James L. Ferrell, M.D.
Physician

Betty Jo Denton Heick
Retired Bourbon County Court Clerk

Henry Hinkle
President; Hinkle Contracting Company

Theodore Kuster
Farmer and Thoroughbred Breeder; West View Farm

Joseph B. McClain
President; Hopewell Insurance Company, Inc.

Alex Miller
President, Paris Stockyards, Inc.

Donald Pace
Superintendent, Clark Co. Schools

William R. Stamler
Retired Chairman and President; W.R. Stamler Corporation

Robert G. Thompson
Farmer and Thoroughbred Breeder; Snow Hill Farm

Gerald M. Whalen
President, Whalen and Co. Insurance and Real Estate

James B. Wooten, Jr.
Attorney and Partner; Bradley, Blanton and Wooten

REGIONAL BOARD OF DIRECTORS
CLARK

C. Richard Gamble
Leggett and Platt, Marketing

Donald Pace
Superintendent, Clark Co. Schools

Ralph J. Palmer
Palmer Engineering Co., Inc.

Ed Saunier
North American Vanlines

Mary Beth Hendricks
Farmer

REGIONAL BOARD OF DIRECTORS
SCOTT

James B. Wooten, Jr.
Attorney and Partner; Bradley, Blanton and Wooten

R.C. Johnson, Jr.
Owner and President; Johnson's Funeral Home

Dr. Gus A. Bynum
Physician

Mike Hockensmith
Owner and President, The Hockensmith Agency, Inc.

WOODFORD

Dr. William J. Graul
Physician

James Kay
Businessman, Farmer

JESSAMINE

William M. Arvin
Attorney, William M. Arvin and Associates

Marion E. Stratton
Retired, Owner Stratton Lumber Co.

J. R. Wilson, Jr.
Retired, U.S. Postmaster

Victor Comley
Retired, Kentucky Association of Highway Contractors

Earl Lewallen
Businessman, Farme

OFFICERS
BOURBON COUNTY
PARIS
Buckner Woodford - President and CEO
James P. Shipp, Jr. - Sr. Vice President, Branch Administration
Norman J. Fryman - Sr. Vice President, Director of Lending
Joe Allen - Executive Vice President
Greg Dawson - Chief Financial Officer
Russell Brooks - Vice President, Financial Analyst
Hugh Crombie - Vice President, Operations
Bill Reynolds - Vice President, Trust Officer
Brenda Bragonier - Assistant Vice President, Director of Marketing
	and Human Resources
R.W. Collins, Jr. - Vice President, Loan Officer
Nicholas L. Carter - Assistant Vice President, Loan Officer
Cathy Hill Assistant - Vice President, Loan Officer
Michael Lovell - Assistant Vice President, Loan Officer
George Wilder - Assistant Vice President, Loan Officer
Mary Lou Boyle - Human Resources
Ted Wiseman - Assistant Vice President, Wire Transfer
Brenda Berry - Accountant
Wallis Brooks - Branch Manager
Patty Carpenter - Operations Officer
Paul Clift - Automations Information Officer
Janice Hash - Accountant and Purchasing Manager
Donald Roe - Data Processing
Lydia Sosby - Auditing/Compliance/CRA
Martha Woodford - Corporate and Automated Products Officer
Jan Worth - Trust Officer

Lexington Road Branch
Rita Bugg - Assistant Vice President, Branch Manager, Loan
	Officer

North Middletown Branch
Jerry Ann McFarland - Branch Manager

Pleasant Street Branch
Philip Hurst - Assistant Branch Manager

CLARK COUNTY
WINCHESTER
Tim Duncan - Regional Vice President
Becky Taulbee - Assistant Vice President, Loan Officer
Darryl Terry - Assistant Vice President, Loan Officer
R.J. Palmer, II - Calling Officer

Colby Road Branch
Teresa Shimfessel - Branch Manager, Loan Officer

WOODFORD COUNTY
VERSAILLES
Duncan Gardner - Branch Manager, Loan Officer
A.J. Gullett - Loan Officer

SCOTT COUNTY
GEORGETOWN
Mark Walls - Regional Vice President
Jennifer Roberts - Loan Originator
Pam Slone - Office Manager

JESSAMINE COUNTY
NICHOLASVILLE
C. Thomas Skeen - Regional Vice President
Earl Lewallen - Loan Officer
Jeanie Thompson - Assistant Cashier & CSR

HARRISON COUNTY
CYNTHIANA LOAN PRODUCTION OFFICE
Bill Case - Manager, Loan Officer

Exhibit 21	Subsidiaries of Registrant

Bourbon Bancshares, Inc.'s Subsidiary

Kentucky Bank

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS



	We consent to the use of our report dated January 31, 1997 on the consolidated financial statements of Bourbon Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995 and for the three year period ended December 31, 1996 appearing in this Annual Report on Form 10-K of Bourbon Bancshares, Inc. as
Exhibit 13.


					ESKEW & GRESHAM, PSC

Lexington, KY
March 11, 1997