Form 10QSB
period 1997-03-31
BOURBON BANCSHARES INC /KY/
filed 1997-05-01
CIK 1000232

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997
                             or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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


Number of shares of Common Stock outstanding as of April 30, 1997:  1,392,054.

BOURBON BANCSHARES, INC.

                      Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

          Consolidated Balance Sheets                    3

          Consolidated Statements of Income
               Three Months Ending March 31, 1997 & 1996 4

          Consolidated Statements of Cash Flows
               Three Months Ending March 31, 1997 & 1996 5

          Notes to Consolidated Financial Statements     6

Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations            6

Part II - Other Information                             10

Signatures                                              10

Item 1 - Financial Statements

BOURBON BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET  (unaudited)
(thousands)                                      3/31/97 12/31/96
Assets
  Cash & Due From Banks                            7,701    9,116
  Federal Funds Sold                               4,925       75
    Total Cash & Cash Equivalents                 12,626    9,191
  Investment Securities:
    Securities Held to Maturity                   16,564   16,314
    Securities Available for Sale                 68,855   76,227
  Federal Home Loan Bank Stock                     2,752    2,706
  Loans                                         $162,512 $159,664
  Reserve for Loan Losses                          2,194    2,101
    Net Loans                                   $160,318 $157,563
  Premises and Equipment                           5,360    5,004
  Other Assets                                     5,091    5,448
    Total Assets                                $271,566 $272,453

Liabilities & Stockholders' Equity
  Deposits
    Demand                                        31,325   32,490
    Savings & Interest Checking                   79,310   79,886
    Certificates of Deposit                      116,922  118,695
      Total Deposits                            $227,557 $231,071
  Repurchase Agreements                            4,896    2,836
  Federal Home Loan Bank Advances                 10,468   10,534
  Other Borrowed Funds                             1,816    1,324
  Other Liabilities                                2,094    2,055
    Total Liabilities                           $246,831 $247,820

  Stockholders' Equity
  Common Stock                                     6,130    6,392
  Retained Earnings                               18,776   18,240
  Net Unrealized Gains (Losses) on Investment
   Securities                                       (171)       1
    Total Stockholders' Equity                    24,735   24,633
    Total Liabilities & Stockholders' Equity    $271,566 $272,453

BOURBON BANCSHARES, INC.
CONSOLIDATED INCOME STATEMENT
(unaudited)
(thousands, except per share amounts)
                                     Three Months Ending
                                      3/31/97   3/31/96
INTEREST INCOME:
  Loans, including fees               $  3,542  $  3,326
  Investment Securities                  1,321     1,318
  Other                                    112       180
    Total Interest Income             $  4,975  $  4,824
INTEREST EXPENSE:
  Deposits                            $  2,229  $  2,220
  Other                                    231       304
    Total Interest Expense            $  2,460  $  2,524
  Net Interest Income                 $  2,515  $  2,300
  Loan Loss Provision                      106       100
  Net Interest Income After           $  2,409  $  2,200
Provision
OTHER INCOME:
  Service Charges                     $    431  $    407
  Securities Gains (Losses)                  3         7
  Other                                    122        93
    Total Other Income                $    556  $    507
OTHER EXPENSES:
  Salaries and Benefits               $  1,043  $    961
  Occupancy Expenses                       259       233
  Other                                    633       685
    Total Other Expenses              $  1,935  $  1,879
  Income Before Taxes                 $  1,030  $    828
  Income Taxes                             241       189
  Net Income                          $    789  $    639

  Primary earnings per share          $   0.55  $   0.44

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)
                                                       Three Months Ending
                                                        3/31/97  3/31/96
Cash Flows From Operating Activities
  Net Income                                                789       639
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                              126       181
  Amortization                                              102         -
  Investment securities (accretion) amortization, net        25         5
  Provision for loan losses                                 106       101
  Deferred Income Taxes                                      11         -
  Investment securities losses (gains), net                  (3)       (8)
  Originations of loans held for sale                    (1,926)   (2,693)
  Proceeds from sale of loans                             3,601     2,461
  Capitalization of Mortgage Servicing Rights               (37)        -
  Losses (gains) on sale of fixed assets                      -         -
  Losses (gains) on sale of loans                           (15)       (2)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                   -         -
  Changes in:
    Interest receivable                                     288       (52)
    Income taxes refundable                                  66       (27)
    Other assets                                             34       305
    Interest payable                                         52       (18)
    Income taxes payable                                    166       231
    Other liabilities                                      (178)      (10)
      Net cash provided by operating activities           3,207     1,113
Cash Flows From Investing Activities
  Purchases of securities available for sale             (5,035) $(14,206)
  Proceeds from sales of securities available for sale    3,504     4,007
  Proceeds from principal payments, maturities and
   calls of securities available for sale                 8,574    14,740
  Purchase of securities held to maturity                  (250)     (725)
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                   -       500
  Net change in loans                                    (4,540)    2,309
  Purchases of bank premises and equipment                 (482)     (240)
  Proceeds from the sale of bank premises and equipment       -         -
  Proceeds from sales of real estate acquired through
   foreclosure                                                -        57
    Net cash provided by investing activities             1,771     6,442
Cash Flows From Financing Activities:
  Net change in deposits                                 (3,514)    2,032
  Net change in securities sold under agreements to
   repurchase and federal funds purchased                 2,060    (8,004)
  Advances from Federal Home Loan Bank                        -         -
  Payments on Federal Home Loan Bank advances               (66)   (5,062)
  Net change in other borrowed funds                        392       723
  Proceeds from note payable                                200         -
  Payment on note payable                                  (100)     (150)
  Repurchase of common stock                               (290)        -
  Proceeds from issuance of common stock                     28         -
  Dividends paid                                           (253)     (229)
    Net cash provided by financing activities            (1,543) $(10,690)
Net increase (decrease) in cash and cash equivalents      3,435    (3,135)
Cash and cash equivalents at beginning of period          9,191    11,046
Cash and cash equivalents at end of period               12,626     7,911

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month period ended March 31, 1997 and March 31, 1996 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-KSB.
2. Primary earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury stock method upon exercise of stock options.
3.   Dividends per share paid for the quarter ended March
  31, 1997 was $0.18 compared to $0.16 on March 31, 1996.
  This first quarter dividend was an increase of $0.02 from the fourth quarter of 1996.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $789 thousand, or $0.55 per share on a primary basis for the first three months ended March 31, 1997. These results increased 23.5% from the net income of $639 thousand or $0.45 share on a primary basis for 1996.

Return on average assets was 1.17% for the first three months ended March 31, 1997 compared to 0.97% for the same time period in 1996. Return on average equity was 12.8% and 10.7% for the three months ended March 31, 1997 and 1996, respectively. The previously mentioned return numbers were both up 20% in 1997 compared to 1996.

Net Interest Income

Net interest income was $2,515 thousand for the three months ended March 31, 1997 compared to $2,300 thousand in 1996, resulting in an increase of $215 thousand or 9.3%. Loans account for the improvement in interest income. Average loans are up over $4 million from 1996 to 1997 resulting in an improvement in interest income of $216 thousand. Average deposits also improved from 1996 to 1997, up over $9 million. Although the volume was higher, interest expense for the relative time periods remained virtually unchanged.

Non-Interest Income

Non-interest income increased for the three month period ended March 31 from $507 thousand in 1996 to $556 thousand in 1997. An increase of $24 thousand in service charges from 1996 to 1997 and a $29 thousand increase in other income from 1996 to 1997 was offset by a $4 thousand decrease in net gains on securities. Income derived from overdrafts improved $26 thousand from 1996 to 1997 to account for the growth in service charges. Improvement in other income is mainly attributable to an increase in trust income of $16 thousand and net gains on loans sold of $11 thousand from 1996 to 1997.

Non-Interest Expense

The explanations for the increase of $56 thousand in non-interest expenses from $1,879 thousand for the three months ended March 31, 1996 to $1,935 thousand for the same period in 1997. Salaries and benefits increased $82 thousand for the first three months of 1996 to 1997, an increase of 8.5%. Additional officer staffing was added to various regions, along with routine salary increases and increased cost of benefits have resulted in higher costs for 1997 compared to 1996. Occupancy expense increased $26 thousand for the first three months of 1997 compared to 1996. This increase is mainly attributable to improved facilities and equipment. Depreciation is up $17 thousand and smaller equipment purchased increased $8 thousand from the first quarter of 1996 to 1997. Other expenses for the first quarter of 1997 compared to 1996 decreased $52 thousand, from $685 thousand to $633 thousand. Savings from the conversion of the savings institutions into branches of Kentucky Bank during 1996 are occurring during 1997. Savings from supplies, OTS assessments, data processing and FDIC insurance premiums have amounted to over $58 thousand through the first three months of 1997 compared to 1996.

Income Taxes

The tax equivalent rate for the three months ended March 31, 1997 and March 31, 1996 was 23% for both periods. These rates being less than the statutory rate is a result of the tax free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals a increase of cash and cash equivalents for the first three months of 1997 of $3,435 thousand and a decrease of $3,135 thousand for the same period in 1996. In 1997, proceeds from principal payments, sales, calls and maturities of securities exceeded purchases by nearly $7 million. This was offset by an increase in loans of $4.5 million and a decrease in deposits of $3.5 million. In addition, the proceeds from the sale of loans exceeded the originations of loans by $1.7 million and there was a increase in repurchase agreements and fed funds purchased of over $2 million. During 1996, $5,062 thousand was repaid on Federal Home Loan Bank advances and securities sold under agreements to repurchase decreased by $8,004 thousand. These decreases in cash were offset in 1996 by cash provided by operating activities and investing activities. Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of March 31, 1997, the Company's non-performing assets totaled $380 thousand or 0.2% of loans compared to $914 thousand or 0.6% of loans in 1996. (See table below) The reduction was mainly due to loans that were ultimately taken into Other Real Estate and subsequently sold during the second quarter of 1997 at a loss of $23 thousand. Real estate loans composed over 52% and over 87% of the non-performing loans as of March 31, 1997 and 1996, respectively. Lost interest income on the non-accrual loans for both 1997 and 1996 is immaterial.

Nonperforming Assets
                                        March 31
                                     (in thousands)
                                     1997      1996
Non-accrual Loans                        93        91
Accruing Loans which are
  Contractually past due
  90 days or more                       287       823
Restructured Loans                        -         -
Total Nonperforming and Restructured    380       914
Other Real Estate                        79         -
Total Nonperforming and Restructured
 Loans and Other Real Estate            459       914
Nonperforming and Restructured Loans
 as a Percentage of Net Loans         0.23%     0.57%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                      0.17%     0.34%

Provision and Reserve for Possible Loan Losses

The 1997 three month provision for loan losses of $106 thousand compares to the 1996 number of $100 thousand. As depicted in the table below, the loan loss reserve to total loans increased from 1.22% on March 31, 1996 to 1.35% as of March 31, 1997. Net charge-offs for the periods mentioned above have been relatively insignificant. Management feels the current loan loss reserve is sufficient to meet future loan problems.


Loan Losses
                                Quarter Ended March 31
                                   (in thousands)
                                   1997          1996
Balance at Beginning of Period     2,101         1,860
Amounts Charged-off:
  Commercial
  Real Estate Construction
  Real Estate Mortgage
  Agricultural
  Consumer                             27           23
Total Charged-off Loans                27           23
Recoveries on Amounts
 Previously Charged-off:
  Commercial                            1            1
  Real Estate Construction
  Real Estate Mortgage
  Agricultural
  Consumer                             13           13
Total Recoveries                       14           14
Net Charge-offs                        13            9
Provision for Loan Losses             106          100
Balance at End of Period            2,194        1,951
Total Loans, Net of Unearned Income
  Average                         159,756      152,063
  At March 31                     162,512      159,664
As a Percentage of Average Loans:
  Net Charge-offs                    0.01%        0.01%
  Provision for Loan Losses          0.07%        0.07%
Allowance as a Percentage of
 Period-end Net Loans                1.35%        1.22%
Allowance as a Multiple of
 Net Charge-offs                    168.8        216.8

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