Form 10QSB
period 1997-06-30
BOURBON BANCSHARES INC /KY/
filed 1997-08-13
CIK 1000232

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997
                             or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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


Number of shares of Common Stock outstanding as of August 5, 1997: 1,392,074.

BOURBON BANCSHARES, INC.

                      Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

          Consolidated Balance Sheets                    3

          Consolidated Statements of Income
               Six Months Ending June 30, 1997 & 1996    4
               Three Months Ending June 30, 1997 & 1996  5

          Consolidated Statements of Cash Flows
               Six Months Ending June 30, 1997 & 1996    6
               Three Months Ending June 30, 1997 & 1996  7

          Notes to Consolidated Financial Statements     8

Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations            8

Part II - Other Information                             14

Signatures                                              14

Exhibits

     27   Financial Data Schedule                       15

Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET  (unaudited)
(thousands)                                      6/30/97    12/31/96
Assets
  Cash & Due From Banks                              9,134      9,116
  Federal Funds Sold                                   575         75
    Total Cash & Cash Equivalents                    9,709      9,191
  Investment Securities:
    Securities Held to Maturity                     16,211     16,314
    Securities Available for Sale                   67,881     76,227
  Federal Home Loan Bank Stock                       2,802      2,706
  Loans                                            169,790    159,664
  Reserve for Loan Losses                            2,261      2,101
    Net Loans                                      167,529    157,563
  Premises and Equipment                             5,395      5,004
  Other Assets                                       5,222      5,448
    Total Assets                                   274,749    272,453

Liabilities & Stockholders' Equity
  Deposits
    Demand                                          33,282     32,490
    Savings & Interest Checking                     77,372     79,886
    Certificates of Deposit                        121,412    118,695
      Total Deposits                               232,066    231,071
  Repurchase Agreements                              2,814      2,836
  Federal Home Loan Bank Advances                   10,401     10,534
  Other Borrowed Funds                               1,861      1,324
  Other Liabilities                                  2,306      2,055
    Total Liabilities                              247,820    249,448

  Stockholders' Equity
  Common Stock                                       6,310      6,392
  Retained Earnings                                 18,936     18,240
  Net Unrealized Gains (Losses) on Investment Sec.      55          1
    Total Stockholders' Equity                      25,301     24,633
    Total Liabilities & Stockholders' Equity       274,749    272,453

BOURBON BANCSHARES, INC.

CONSOLIDATED INCOME STATEMENT
(unaudited)
(thousands, except per share amounts)
                                    Six Months Ending
                                    6/30/97    6/30/96
INTEREST INCOME:
  Loans, including fees                6,749       7,416
  Investment Securities                2,632       2,571
  Other                                  203         298
    Total Interest Income              9,618      10,251
INTEREST EXPENSE:
  Deposits                             4,383       4,561
  Other                                  458         553
    Total Interest Expense             4,936       5,019
  Net Interest Income                  4,682       5,232
  Loan Loss Provision                    212         201
  Net Interest Income After Provision  4,481       5,020
OTHER INCOME:
  Service Charges                        792         904
  Securities Gains (Losses)                8          29
  Other                                  209         186
    Total Other Income                 1,007       1,121
OTHER EXPENSES:
  Salaries and Benefits                1,945       2,105
  Occupancy Expenses                     504         452
  Other                                1,286       1,326
    Total Other Expenses               3,723       3,895
  Income Before Taxes                  1,765       2,246
  Income Taxes                           554         418
  Net Income                           1,347       1,692

  Primary earnings per share            0.93        1.19

BOURBON BANCSHARES, INC.

CONSOLIDATED INCOME STATEMENT
(unaudited)
(thousands, except per share amounts)
                                    Three Months Ending
                                     6/30/97   6/30/96
INTEREST INCOME:
  Loans, including fees                 3,874     3,423
  Investment Securities                 1,311     1,253
  Other                                    91       118
    Total Interest Income               5,276     4,794
INTEREST EXPENSE:
  Deposits                              2,332     2,163
  Other                                   227       249
    Total Interest Expense              2,559     2,412
  Net Interest Income                   2,717     2,382
  Loan Loss Provision                     106       101
  Net Interest Income After Provision   2,611     2,281
OTHER INCOME:
  Service Charges                         385       473
  Securities Gains (Losses)                 5        22
  Other                                    87        93
    Total Other Income                    565       500
OTHER EXPENSES:
  Salaries and Benefits                 1,062       984
  Occupancy Expenses                      245       219
  Other                                   653       641
    Total Other Expenses                1,960     1,844
  Income Before Taxes                   1,216       937
  Income Taxes                            313       229
  Net Income                              903       708

  Primary earnings per share             0.64      0.49

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                               Six Months Ending
                                                        6/30/97   6/30/96
Cash Flows From Operating Activities
  Net Income                                               1,692     1,347
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                               252       219
  Amortization                                               207       182
  Investment securities (accretion) amortization, net         40        67
  Provision for loan losses                                  212       201
  Deferred Income Taxes                                       98        -
  Investment securities losses (gains), net                   (7)      (29)
  Originations of loans held for sale                     (7,446)   (6,426)
  Proceeds from sale of loans                              7,615     6,187
  Capitalization of Mortgage Servicing Rights                (78)        -
  Losses (gains) on sale of loans                            (32)        5
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                   23         -
  Changes in:
    Interest receivable                                     (170)     (163)
    Income taxes refundable                                   47         -
    Other assets                                              34        45
    Interest payable                                         378       128
    Income taxes payable                                       -        55
    Other liabilities                                       (128)     (534)
      Net cash provided by operating activities        $   2,737  $  1,284
Cash Flows From Investing Activities
  Purchases of securities available for sale
                                                       $ (11,054) $(21,228)
  Proceeds from sales of securities available for sale     7,503    16,248
  Proceeds from principal payments, maturities and
   calls of securities available for sale                 11,866    18,057
  Purchase of securities held to maturity                   (785)     (725)
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                  891     1,290
  Net change in loans                                    (10,353)     (291)
  Purchases of bank premises and equipment                  (643)     (551)
  Proceeds from sales of real estate acquired through         56        57
foreclosure
    Net cash provided by investing activities             (2,519)   12,857
Cash Flows From Financing Activities:
  Net change in deposits                                     995        73
  Net change in securities sold under agreements to
   repurchase and federal funds purchased                    (22)   (8,235)
  Payments on Federal Home Loan Bank advances               (133)   (6,126)
  Net change in other borrowed funds                         437       919
  Proceeds from note payable                                 450         -
  Payment on note payable                                   (350)     (300)
  Repurchase of common stock                                (602)      (99)
  Proceeds from issuance of common stock                      28         -
  Dividends paid                                            (503)     (458)
    Net cash provided by financing activities          $     300  $(14,226)
Net increase (decrease) in cash and cash equivalents         518       (85)
Cash and cash equivalents at beginning of period           9,191    11,046
Cash and cash equivalents at end of period             $   9,709  $ 10,961

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                              Three Months Ending
                                                        6/30/97   6/30/96
Cash Flows From Operating Activities
  Net Income                                                 903       708
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                               126        38
  Amortization                                               105       182
  Investment securities (accretion) amortization, net         15        62
  Provision for loan losses                                  106       100
  Deferred Income Taxes                                       87         -
  Investment securities losses (gains), net                   (4)      (21)
  Originations of loans held for sale                     (5,520)   (3,733)
  Proceeds from sale of loans                              4,014     3,726
  Capitalization of Mortgage Servicing Rights                (41)        -
  Losses (gains) on sale of loans                            (17)        7
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                   23         -
  Changes in:
    Interest receivable                                     (458)     (111)
    Income taxes refundable                                  (19)       27
    Other assets                                               -      (260)
    Interest payable                                         326       146
    Income taxes payable                                    (166)     (176)
    Other liabilities                                         50      (524)
      Net cash provided by operating activities             (470)      171
Cash Flows From Investing Activities
  Purchases of securities available for sale              (6,019)   (7,022)
  Proceeds from sales of securities available for sale     3,999    12,241
  Proceeds from principal payments, maturities and
   calls of securities available for sale                  3,292     3,317
  Purchase of securities held to maturity                   (535)        -
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                  891       790
  Net change in loans                                     (5,813)   (2,600)
  Purchases of bank premises and equipment                  (161)     (311)
  Proceeds from sales of real estate acquired through
      foreclosure                                             56         -
    Net cash provided by investing activities             (4,290)    6,415
Cash Flows From Financing Activities:
  Net change in deposits                                   4,509    (1,959)
  Net change in securities sold under agreements to
   repurchase and federal funds purchased                 (2,082)     (231)
  Payments on Federal Home Loan Bank advances                (67)   (1,064)
  Net change in other borrowed funds                          45       196
  Proceeds from note payable                                 250         -
  Payment on note payable                                   (250)     (150)
  Repurchase of common stock                                (312)      (99)
  Dividends paid                                            (250)     (229)
    Net cash provided by financing activities              1,843    (3,536)
Net increase (decrease) in cash and cash equivalents      (2,917)    3,050
Cash and cash equivalents at beginning of period          12,626     7,911
Cash and cash equivalents at end of period                 9,709    10,961

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six month and three month periods ended June 30, 1997 and June 30, 1996 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-KSB.
2. Primary earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury stock method upon exercise of stock options. Recently, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Therefore, the Company will disclose the appropriate information starting with the December 31, 1997 reports.
3. Dividends per share paid for the quarter ended June 30, 1997 was $0.18 compared to $0.16 on June 30, 1996. The second quarter dividends were the same amounts as were paid during the first quarters of the respective years.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $1,692 thousand, or $1.19 per share on a primary basis for the first six months ended June 30, 1997 compared to $1,347 thousand, or $0.93 per share for June 30, 1996. The second quarter of 1997 also revealed an increase to $903 thousand from $708 thousand in 1996. The primary earnings per share numbers were $0.64 and $0.49 for the second quarters of 1997 and 1996, respectively. The second quarter reflects an increase of 28% while the first six months' increase is 26%.

Return on average assets was 1.24% for the first six months ended June 30, 1997 compared to 1.03% for the same time period in 1996. The second quarter numbers were 1.32% and 1.10% for 1997 and 1996, respectively. Return on average equity was 13.7% and 11.5% for the six months ended June 30, 1997 and 1996, respectively. Second quarter numbers resulted in a 14.6% and a 12.2% return on equity for 1997 and 1996, respectively. The previously mentioned return numbers were both up 20% in 1997 compared to 1996, both for the quarter and year to date.

Net Interest Income

Net interest income was $5,232 thousand for the six months ended June 30, 1997 compared to $4,682 thousand in 1996, resulting in an increase of $550 thousand or 11.7%. The second quarter net interest income increased $335 thousand from $2,382 in 1996 to $2,717 in 1997. Loan volume continues to improve. Year to date average loans are up over $10 million from 1996 to 1997 resulting in an improvement in interest income of $667 thousand for the year and $451 thousand for the second quarter. Average deposits also increased from 1996 to 1997, up over $10 million. The increased volume resulted in higher interest expense of $178 for the year and $169 for the second quarter.

Non-Interest Income

Non-interest income increased for the six month period ended June 30 from $1,007 thousand in 1996 to $1,121 thousand in 1997. The quarterly numbers showed an improvement of $65 thousand from $500 thousand in 1996 to $565 thousand in 1997. For the year, an increase of $112 thousand in service charges from 1996 to 1997 and a $23 thousand increase in other income from 1996 to 1997 was offset by a $21 thousand decrease in net gains on securities. Income derived from service charges is a result of improvement in overdraft charges, checking account service charges, loan servicing income and fees from the credit card program. Improvement in other income is mainly attributable to an increase in trust income and net gains on loans sold.

Non-Interest Expense

The explanations for the increase of $172 thousand in non-interest expenses from $3,723 thousand for the six months ended June 30, 1996 to $3,895 thousand for the same period in 1997 follows. The second quarter expenses increased $116 thousand from 1996 to 1997. Salaries and benefits increased $160 thousand for the first six months of 1996 to 1997, an increase of 8.2%. Additional officer staffing was added to various regions, along with routine salary increases and increased cost of benefits have resulted in higher costs for 1997 compared to 1996. In addition a second quarter bonus was earned by employees totaling $29 thousand.

Occupancy expense increased $52 thousand for the first six months of 1997 compared to 1996 and $26 thousand for the second quarter. This increase is mainly attributable to improved facilities and equipment. Depreciation is up $33 thousand and smaller equipment purchased increased $8 thousand from the first six months of 1996 to 1997. Other expenses for the first quarter of 1997 compared to 1996 decreased $40 thousand, from $1,326 thousand to $1,286 thousand. Savings from the conversion of the savings institutions into branches of Kentucky Bank during 1996 are occurring during 1997. Savings from supplies, postage, OTS assessments, data processing and FDIC insurance premiums have amounted to $117 thousand through the first six months of 1997 compared to 1996.

Income Taxes

The tax equivalent rate for the six months ended June 30, 1997 and June 30, 1996 was 24% for both periods. These rates being less than the statutory rate is a result of the tax free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals a increase of cash and cash equivalents for the first six months of 1997 of $518 thousand and a decrease of $85 thousand for the same period in 1996. For the second quarter, cash and cash equivalents decreased in 1997 by $3 million, while they increased by $3 million in 1996. In 1997, proceeds from principal payments, sales, calls and maturities of securities exceeded purchases by over $8 million and an increase in deposits of $1 million. This was offset by an increase in loans of $10 million. For the second quarter of 1997, the decrease was mainly attributable to an increase in loans of nearly $6 million offset by an increase in deposits of $4 million. During 1996, $6 million was repaid on Federal Home Loan Bank advances and securities sold under agreements to repurchase decreased by $8 million. These decreases in cash were offset in 1996 mainly by cash provided by investing activities with lesser assistance by cash provided by operating activities. For the second quarter of 1996, the net proceeds from securities of under $8 million was offset by an increase in loans of nearly $3 million, payments on advances from Federal Home Loan Bank of $1 million and a decrease in deposits of $2 million Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of June 30, 1997, the Company's non-performing assets totaled $591 thousand or 0.3% of loans compared to $1,304 thousand or 0.8% of loans in 1996. (See table below) The reduction was mainly due to loans that were ultimately taken into Other Real Estate and subsequently sold during the second quarter of 1997 at a loss of $23 thousand. Real estate loans composed 64% and 89% of the non-performing loans as of June 30, 1997 and 1996, respectively. Lost interest income on the non-accrual loans for both 1997 and 1996 is immaterial.

Nonperforming Assets
                                            June 30
                                        (in thousands)
                                       1997         1996
Non-accrual Loans                            81          60
Accruing Loans which are
  Contractually past due
  90 days or more                           342       1,053
Restructured Loans                          168         191
Total Nonperforming and Restructured        591       1,304
Other Real Estate                             -           -
Total Nonperforming and Restructured
 Loans and Other Real Estate                591       1,304
Nonperforming and Restructured
Loans as a Percentage of Net Loans         0.35%       0.82%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                           0.22%       0.48%

Provision and Reserve for Possible Loan Losses

The 1997 six month provision for loan losses of $212 thousand compares to the 1996 number of $201 thousand and the second quarter provisions were $106 thousand and $101 thousand for 1997 and 1996, respectively. As depicted in the table below, the loan loss reserve to total loans changed from 1.38% on June 30, 1996 to 1.33% as of June 30, 1997. Net charge-offs for the periods mentioned above have been relatively insignificant. Management feels the current loan loss reserve is sufficient to meet future loan problems.

Loan Losses
                                    Six Months Ended June 30
                                        (in thousands)
                                       1997         1996
Balance at Beginning of Period
                                          2,101       1,860
Amounts Charged-off:
  Commercial                                             49
  Real Estate Construction
  Real Estate Mortgage                                    6
  Agricultural                               14          10
  Consumer                                   73          55
Total Charged-off Loans                      87         120
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  2           2
  Real Estate Construction
  Real Estate Mortgage                        1           8
  Agricultural                               10           1
  Consumer                                   22          16
Total Recoveries                             35          27
Net Charge-offs                              52          93
Provision for Loan Losses                   212         201
Balance at End of Period                  2,261       1,968
Total Loans, Net of Unearned Income
  Average                               163,385     153,375
  At June 30                            169,790     159,664
As a Percentage of Average Loans:
  Net Charge-offs                         0.03%       0.06%
  Provision for Loan Losses               0.13%       0.13%
Allowance as a Percentage of
 Period-end Net Loans                     1.33%       1.23%
Allowance as a Multiple of
 Net Charge-offs                          43.5        21.2

Loan Losses
                                      Quarter Ended June 30
                                        (in thousands)
                                       1997         1996
Balance at Beginning of Period            2,194       1,951
Amounts Charged-off:
  Commercial                                  -          49
  Real Estate Construction                    -           -
  Real Estate Mortgage                        -           6
  Agricultural                               14          10
  Consumer                                   46          32
Total Charged-off Loans                      60          97
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  1           1
  Real Estate Construction                    -           -
  Real Estate Mortgage                        1           8
  Agricultural                               10           1
  Consumer                                    9           3
Total Recoveries                             21          13
Net Charge-offs                              39          84
Provision for Loan Losses                   106         101
Balance at End of Period                  2,261       1,968
Total Loans, Net of Unearned Income
  Average                               161,571     152,719
  At June 30                            169,790     159,664
As a Percentage of Average Loans:
  Net Charge-offs                         0.02%       0.06%
  Provision for Loan Losses               0.07%       0.07%
Allowance as a Percentage of
 Period-end Net Loans                     1.33%       1.23%
Allowance as a Multiple of
 Net Charge-offs                          58.0        23.4

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