Form 10QSB
period 1997-09-30
BOURBON BANCSHARES INC /KY/
filed 1997-11-12
CIK 1000232

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                             or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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


Number of shares of Common Stock outstanding as of November
10, 1997:  1,394,542.

BOURBON BANCSHARES, INC.

                      Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

          Consolidated Balance Sheets                             3

          Consolidated Statements of Income
               Nine Months Ending September 30, 1997 & 1996       4
               Three Months Ending September 30, 1997 & 1996      5

          Consolidated Statements of Cash Flows
               Nine Months Ending September 30, 1997 & 1996       6
               Three Months Ending September 30, 1997 & 1996      7

          Notes to Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8

Part II - Other Information                                      14

Signatures                                                       14

Exhibits

     27   Financial Data Schedule                                15

Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET  (unaudited)
(thousands)                                       9/30/97    12/31/96
Assets
  Cash & Due From Banks                           $  8,973     $  9,116
  Federal Funds Sold
                                                         -           75
    Total Cash & Cash Equivalents                 $  8,973     $  9,191
  Investment Securities:
    Securities Held to Maturity                     15,682       16,314
    Securities Available for Sale                   64,716       76,227
  Federal Home Loan Bank Stock                       2,706        2,853
  Loans                                           $180,402     $159,664
  Reserve for Loan Losses                            2,101        2,360
    Net Loans                                     $178,042     $157,563
  Premises and Equipment                             5,004        5,716
  Other Assets                                       5,448        5,687
    Total Assets                                  $281,669     $272,453

Liabilities & Stockholders' Equity
  Deposits
    Demand                                        $ 30,515     $ 32,490
    Savings & Interest Checking                     80,839       79,886
    Certificates of Deposit                        123,931      118,695
      Total Deposits                              $235,285     $231,071
  Repurchase Agreements                              2,836        3,253
  Federal Home Loan Bank Advances                   10,305       10,534
  Other Borrowed Funds                               3,902        1,324
  Other Liabilities                                  2,055        2,865
    Total Liabilities                             $255,610     $247,820

  Stockholders' Equity
  Common Stock                                    $  6,315     $  6,392
  Retained Earnings                                 19,567       18,240
  Net Unrealized Gains (Losses) on Investment
    Securities                                         177            1
    Total Stockholders' Equity                    $ 26,059     $ 24,633
    Total Liabilities & Stockholders' Equity      $281,669     $272,453

BOURBON BANCSHARES, INC.

CONSOLIDATED INCOME STATEMENT
(unaudited)
(thousands, except per share amounts)
                                    Nine Months Ending
                                    9/30/97    9/30/96
INTEREST INCOME:
  Loans, including fees             $ 11,408    $ 10,332
  Investment Securities                3,903       3,777
  Other                                  302         432
    Total Interest Income           $ 15,613    $ 14,541
INTEREST EXPENSE:
  Deposits                          $  7,020    $  6,555
  Other                                  691         800
    Total Interest Expense          $  7,711    $  7,355
  Net Interest Income               $  7,902    $  7,186
  Loan Loss Provision                    343         301
  Net Interest Income After Prov    $  7,559    $  6,885
OTHER INCOME:
  Service Charges                   $  1,333    $  1,192
  Securities Gains (Losses)                2          29
  Other                                  358         285
    Total Other Income              $  1,693    $  1,506
OTHER EXPENSES:
  Salaries and Benefits             $  3,154    $  2,966
  Occupancy Expenses                     655         773
  Other                                2,179       1,890
    Total Other Expenses            $  5,817    $  5,800
  Income Before Taxes               $  3,435    $  2,591
  Income Taxes                           862         613
  Net Income                        $  2,573    $  1,978

  Primary earnings per share        $   1.81    $   1.37

BOURBON BANCSHARES, INC.

CONSOLIDATED INCOME STATEMENT
(unaudited)
(thousands, except per share amounts)
                                    Three Months Ending
                                     9/30/97   9/30/96
INTEREST INCOME:
  Loans, including fees              $  3,992  $  3,583
  Investment Securities                 1,271     1,206
  Other                                    99       134
    Total Interest Income            $  5,362  $  4,923
INTEREST EXPENSE:
  Deposits                           $  2,459  $  2,172
  Other                                   233       247
    Total Interest Expense           $  2,692  $  2,419
  Net Interest Income                $  2,670  $  2,504
  Loan Loss Provision                     131       100
  Net Interest Income After Prov     $  2,539  $  2,404
OTHER INCOME:
  Service Charges                    $    429  $    400
  Securities Gains (Losses)                (6)        -
  Other                                   149        99
    Total Other Income               $    572  $    499
OTHER EXPENSES:
  Salaries and Benefits              $  1,049  $  1,021
  Occupancy Expenses                      269       203
  Other                                   604       853
    Total Other Expenses             $  1,922  $  2,077
  Income Before Taxes                $  1,189  $    826
  Income Taxes                            308       195
  Net Income                         $    881  $    631

  Primary earnings per share         $   0.62  $   0.44

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)
                                                       Nine Months Ending
                                                        9/30/97   9/30/96
Cash Flows From Operating Activities
  Net Income                                            $  2,573  $  1,978
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                               383       328
  Amortization                                               313       273
  Investment securities (accretion) amortization, net         48       128
  Provision for loan losses                                  343       301
  Deferred Income Taxes                                       15         -
  Investment securities losses (gains), net                   (2)      (29)
  Originations of loans held for sale                    (14,678)  (20,302)
  Proceeds from sale of loans                             14,716    25,585
  Capitalization of Mortgage Servicing Rights               (130)         -
  Losses (gains) on sale of loans                            (47)       (4)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                   23         -
  Changes in:
    Interest receivable                                     (568)     (355)
    Income taxes refundable                                   66         -
    Other assets                                             (69)      (36)
    Interest payable                                         633       113
    Income taxes payable                                     112       126
    Other liabilities                                         66       (72)
      Net cash provided by operating activities        $   3,797  $  8,034
Cash Flows From Investing Activities
  Purchases of securities available for sale           $(17,053)  $(26,256)
  Proceeds from sales of securities available for sale   13,336      7,248
  Proceeds from principal payments, maturities and
   calls of securities available for sale                15,309     31,141
  Purchase of securities held to maturity                  (785)    (1,375)
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity               1,431      1,335
  Net change in loans                                   (20,870)    (9,005)
  Purchases of bank premises and equipment               (1,095)    (1,040)
  Proceeds from sales of real estate acquired through
    foreclosure                                              56         57
    Net cash provided by investing activities          $ (9,671)  $  2,105
Cash Flows From Financing Activities:
  Net change in deposits                                  4,214      3,276
  Net change in securities sold under agreements to
   repurchase and federal funds purchased                   417     (7,173)
  Advances from Federal Home Loan Bank                        -        400
  Payments on Federal Home Loan Bank advances              (229)    (8,872)
  Net change in other borrowed funds                      2,578        948
  Proceeds from note payable                                450        330
  Payment on note payable                                  (450)      (600)
  Repurchase of common stock                               (602)      (369)
  Proceeds from issuance of common stock                     32          1
  Dividends paid                                           (754)      (688)
    Net cash provided by financing activities          $  5,656   $(12,747)
Net increase (decrease) in cash and cash equivalents   $   (218)  $ (2,608)
Cash and cash equivalents at beginning of period          9,191     11,047
Cash and cash equivalents at end of period             $  8,973   $  8,439

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)
                                                       Three Months Ending
                                                        9/30/97   9/30/96
Cash Flows From Operating Activities
  Net Income                                           $    881  $     631
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                              109        131
  Amortization                                              106         91
  Investment securities (accretion) amortization, net         8         61
  Provision for loan losses                                 131        100
  Deferred Income Taxes                                     (83)         -
  Investment securities losses (gains), net                   5          -
  Originations of loans held for sale                    (7,232)   (13,876)
  Proceeds from sale of loans                             7,101     19,398
  Capitalization of Mortgage Servicing Rights               (52)         -
  Losses (gains) on sale of loans                           (15)        (9)
  Changes in:
    Interest receivable                                    (398)      (192)
    Income taxes refundable                                  19          -
    Other assets                                           (103)       (81)
    Interest payable                                        255        (15)
    Income taxes payable                                    112         71
    Other liabilities                                       194        462
      Net cash provided by operating activities        $  1,060   $  6,750
Cash Flows From Investing Activities
  Purchases of securities available for sale           $ (5,999)  $ (5,028)
  Proceeds from sales of securities available for sale    5,833          -
  Proceeds from principal payments, maturities and
   calls of securities available for sale                 3,443      4,084
  Purchase of securities held to maturity                     -       (650)
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                 540         45
  Net change in loans                                   (10,517)    (8,714)
  Purchases of bank premises and equipment                 (452)      (489)
    Net cash provided by investing activities          $ (7,152)  $(10,752)
Cash Flows From Financing Activities:
  Net change in deposits                               $  3,219      3,203
  Net change in securities sold under agreements to
   repurchase and federal funds purchased                   439      1,062
  Advances from Federal Home Loan Bank                        -        400
  Payments on Federal Home Loan Bank advances               (96)    (2,746)
  Net change in other borrowed funds                      2,141         29
  Proceeds from note payable                                  -        330
  Payment on note payable                                  (100)      (300)
  Repurchase of common stock                                  -       (270)
  Proceeds from issuance of common stock                      4          1
  Dividends paid                                           (251)      (229)
    Net cash provided by financing activities          $  5,356   $  1,480
Net increase (decrease) in cash and cash equivalents   $   (736)  $ (2,522)
Cash and cash equivalents at beginning of period          9,709     10,961
Cash and cash equivalents at end of period             $  8,973      8,439

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine month and three month periods ended September 30, 1997 and September 30, 1996 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-KSB.
2. Primary earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury stock method upon exercise of stock options. Recently, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Therefore, the Company will disclose the appropriate information starting with the December 31, 1997 reports.
3.   Dividends per share paid for the quarter ended
  September 30, 1997 was $0.18 compared to $0.16 on September 30, 1996. The third quarter dividends were the same amounts as were paid during the first two quarters of the respective years.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $2,573 thousand, or $1.81 per share on a primary basis for the first nine months ended September 30, 1997 compared to $1,978 thousand, or $1.37 per share for September 30, 1996.
The third quarter of 1997 also revealed an increase to $881 thousand from $631 thousand in 1996. The primary earnings per share numbers were $0.62 and $0.44 for the third quarters of 1997 and 1996, respectively. The third quarter reflects an increase of 40% while the first nine months' increase is 30%.

Return on average assets was 1.25% for the first nine months ended September 30, 1997 compared to 1.01% for the same time period in 1996. The third quarter numbers were 1.26% and 0.97% for 1997 and 1996, respectively. Return on average equity was 13.7% and 11.2% for the nine months ended September 30, 1997 and 1996, respectively. Third quarter numbers resulted in a 13.7% and a 10.6% return on equity for 1997 and 1996, respectively. The return on assets was up 24% for the first nine months and 30% for the third quarter. The return on equity improved 22% for the first nine months and 29% for the third quarter.

Net Interest Income

Net interest income was $7,902 thousand for the nine months ended September 30, 1997 compared to $7,186 thousand in 1996, resulting in an increase of $716 thousand or 10.0%. The third quarter net interest income increased $166 thousand from $2,504 in 1996 to $2,670 in 1997. Loan volume continues to improve. Year to date average loans are up nearly $13 million from 1996 to 1997 resulting in an improvement in interest income of $1,076 thousand for the year and $409 thousand for the third quarter. Average deposits also increased from 1996 to 1997, up over $15 million. The increased volume resulted in higher interest expense of $465 for the year and $287 for the third quarter.

Non-Interest Income

Non-interest income increased for the nine month period ended September 30 from $1,506 thousand in 1996 to $1,693 thousand in 1997. The quarterly numbers reflect an increase of $73 thousand from 1996 to 1997. For the year, an increase of $268 thousand in service charges from 1996 to 1997 and a $73 thousand increase in other income from 1996 to 1997 was offset by a $27 thousand decrease in net gains on securities. Income derived from service charges is a result of improvement in overdraft charges of $37 thousand, checking account service charges of $26 thousand and loan servicing income of $13 thousand. Improvement in other income is mainly attributable to an increase in trust income of $27 thousand and net gains on loans sold of $43 thousand.

Non-Interest Expense

The explanations for the modest increase of $17 thousand in non-interest expenses from $5,800 thousand for the nine months ended September 30, 1996 to $5,817 thousand for the same period in 1997 follows. The third quarter expenses decreased $155 thousand from 1996 to 1997. Salaries and benefits increased $188 thousand for the first nine months of 1996 to 1997, an increase of 6.3%. Additional officer staffing was added to various regions, along with routine salary increases and increased cost of benefits have resulted in higher costs for 1997 compared to 1996. In addition a second quarter bonus was earned by employees totaling $29 thousand.

Occupancy expense increased $118 thousand for the first nine months of 1997 compared to 1996 and $66 thousand for the second quarter. This increase is mainly attributable to improved facilities and equipment. Depreciation is up $55 thousand, and building and equipment maintenance increased $31 thousand from the first nine months of 1996 to 1997. Other expenses for the first nine months of 1997 compared to 1996 decreased $289 thousand, from $2,179 thousand to $1,890 thousand. For the quarter, other expenses decreased $249 thousand. In 1996, the one-time SAIF assessment amounted to nearly $303 thousand. Savings from the conversion of the savings institutions into branches of Kentucky Bank during 1996 are occurring during 1997. Savings from supplies, OTS assessments, data processing and FDIC insurance premiums (outside the one-time SAIF assessment) have amounted to $117 thousand through the first nine months of 1997 compared to 1996. In 1997 additional effort has been made on promoting the institution through television media. Costs associated with advertising have increased over $51 thousand during the first nine months of 1997 compared to 1996.

Income Taxes

The tax equivalent rate for the nine months ended September
30, 1997 and June 30, 1996 was 25% for 1997 and 24% for
1996. These rates being less than the statutory rate is a result of the tax free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals a decrease of cash and cash equivalents for the first nine months of 1997 of $218 thousand and a decrease of $2,608 thousand for the same period in 1996. For the third quarter, cash and cash equivalents decreased in 1997 by $736 thousand and by $2,522 thousand in 1996. During 1996, an additional $5 million in loans were sold than were originated compared to 1997. In 1997 and 1996, proceeds from principal payments, sales, calls and maturities of securities exceeded purchases by over $12 million. The increase in loans was nearly $12 million more in 1997 than in 1996, deposits increased $1 million more in 1997 than in 1996. For the third quarter of 1997, the decrease was mainly attributable to an increase in loans of over $10 million offset by proceeds from principal payments, sales, calls and maturities of securities exceeding purchases by nearly $4 million, an increase in deposits of $3 million and an increase in borrowed funds of over $2 million. During 1996, nearly $9 million was repaid on Federal Home Loan Bank advances and securities sold under agreements to repurchase decreased by $7 million. These decreases in cash were offset in 1996 mainly by sales of loans with lesser assistance by cash provided by investing activities. For the third quarter of 1996, the increase in loans of nearly $9 million and payments on advances from Federal Home Loan Bank of $3 million were offset by an increase in deposits of $3 million and proceeds from the sale of loans exceeding originations by $5.5 million. Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of September 30, 1997, the Company's non-performing assets totaled $679 thousand or 0.4% of loans compared to $1,259 thousand or 0.8% of loans in 1996. (See table below) Real estate loans composed 68% and 91% of the non-performing loans as of September 30, 1997 and 1996, respectively. Lost interest income on the non-accrual loans for both 1997 and 1996 is immaterial.

Nonperforming Assets
                                            September 30
                                           (in thousands)
                                         1997         1996
Non-accrual                                 225          56
Accruing Loans which are
  Contractually past due
  90 days or more                           291       1,018
Restructured Loans                          163         185
Total Nonperforming and Restructured        679       1,259
Other Real Estate                             -           -
Total Nonperforming and Restructured
 Loans and Other Real Estate                679       1,259
Nonperforming and Restructured Loans
 as a Percentage of Net Loans              0.38%       0.79%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                           0.24%       0.46%

Provision and Reserve for Possible Loan Losses

The 1997 nine month provision for loan losses of $343 thousand compares to the 1996 number of $301 thousand and the third quarter provisions were $131 thousand and $100 thousand for 1997 and 1996, respectively. The increase in the provision is mainly attributable to the loan growth.
The quality of the loans, in management's opinion, is still strong as is presented earlier in the non-performing loans. As depicted in the table below, the loan loss reserve to total loans changed from 1.31% on September 30, 1996 to 1.27% as of September 30, 1997. Net charge-offs for the periods mentioned above have been relatively insignificant. Management feels the current loan loss reserve is sufficient to meet future loan problems.

Loan Losses
                                       Nine Months Ended
                                         September 30
                                        (in thousands)
                                       1997         1996
Balance at Beginning of Period         2,101       1,860
Amounts Charged-off:
  Commercial                                          49
  Real Estate Construction
  Real Estate Mortgage                                 4
  Agricultural                            14          10
  Consumer                               116         108
Total Charged-off Loans                  130         171
Recoveries on Amounts
 Previously Charged-off:
  Commercial                               2           4
  Real Estate Construction
  Real Estate Mortgage                     1           8
  Agricultural                            11           1
  Consumer                                32          22
Total Recoveries                          46          35
Net Charge-offs                           84         136
Provision for Loan Losses                343         301
Balance at End of Period               2,360       2,025
Total Loans, Net of Unearned Income
  Average                            167,169     154,482
  At September 30                    180,402     159,664
As a Percentage of Average Loans:
  Net Charge-offs                       0.05%       0.09%
  Provision for Loan Losses             0.21%       0.19%
Allowance as a Percentage of
 Period-end Net Loans                   1.31%       1.27%
Allowance as a Multiple of
 Net Charge-offs                        28.1        14.9

Loan Losses
                                           Quarter Ended
                                           September 30
                                          (in thousands)
                                         1997         1996
Balance at Beginning of Period
                                          2,194       1,951
Amounts Charged-off:
  Commercial                                  -          49
  Real Estate Construction                    -           -
  Real Estate Mortgage                        -           4
  Agricultural                               14          10
  Consumer                                   89          85
Total Charged-off Loans                     103         148
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  1           3
  Real Estate Construction                    -           -
  Real Estate Mortgage                        1           8
  Agricultural                               11           1
  Consumer                                   19           9
Total Recoveries                             32          21
Net Charge-offs                              71         127
Provision for Loan Losses                   237         201
Balance at End of Period                  2,360       2,025
Total Loans, Net of Unearned income
  Average                               163,463     153,273
  At September 30                       180,402     159,664
As a Percentage of Average Loans:
  Net Charge-offs                          0.04%       0.08%
  Provision for Loan Losses                0.14%       0.13%
Allowance as a Percentage of
 Period-end Net Loans                      1.31%       1.27%
Allowance as a Multiple of
 Net Charge-offs                           33.2        15.9

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