Form 10-K
period 1997-12-31
BOURBON BANCSHARES INC /KY/
filed 1998-03-30
CIK 1000232

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C.  20549
                  FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1997
                     or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [  X  ]

Aggregate market value of voting stock held by non-affiliates as of March 10, 1998 was approximately $45.7 million. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

The Registrant's revenues for the year ended December 31, 1997 were $23.4 million.

Number of shares of Common Stock outstanding as of March 10, 1998: 1,395,562.

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

Competition

The Company and its subsidiary face vigorous competition from a number of sources, including other bank holding companies and commercial banks, consumer finance companies, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, savings and loan associations, savings banks and credit unions actively compete to provide a wide variety of banking services. Mortgage banking firms, finance companies, insurance companies, brokerage companies, financial affiliates of industrial companies and government agencies provide additional competition for loans and for many other financial services. The subsidiary also currently competes for interest-bearing funds with a number of other financial intermediaries, including brokerage firms and mutual funds, which offer a diverse range of investment alternatives.

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

Business Segments

The FASB has issued SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information", which requires segmenting assets, profit and loss and certain specific revenue and expense items. The Company has determined there are currently no reportable segments.

At December 31, 1997, the number of full time equivalent employees of the Company was 141.

Item 2.  Properties

As of December 31, 1997 the Company owned properties in Bourbon, Clark, Harrison, Jessamine and Woodford Counties with over 56 thousand square feet and leased offices with over 2 thousand square feet with rental payments in 1997 totaling nearly $14 thousand. Plans for construction of a new facility in Scott County are in progress and the new facility is expected to open for service in the third quarter of 1998. The new Company-owned bank will have about 3 thousand square feet. There are no known environmental problems affecting Company owned or leased property.

Item 3.  Legal Proceedings

The Company and its subsidiary are from time to time involved in routine legal proceedings occurring in the ordinary course of business that, in the aggregate, management believes will not have a material impact on the Company's financial condition and results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

The Company's Common Stock is not listed on any national securities exchange nor is it quoted on the NASDAQ system. However, it is listed on the OTC Bulletin Board under the symbol "BBON". Trading in the Common Stock has been infrequent, with two regional retail brokerage firms making the market. The following table sets forth the high and low sales prices of the Common Stock and the dividends declared thereon, for the periods indicated below:

                    High       Low     Dividend

     1997 Quarter 1 27.00          24.50          $.18
          Quarter 2 30.00          26.00          $.18
          Quarter 3 30.50          27.00          $.18
          Quarter 4 31.00          28.00          $.18

     1996 Quarter 1 27.00          24.00          $.16
          Quarter 2 25.00          24.00          $.16
          Quarter 3 25.00          24.75          $.16
          Quarter 4 25.00          24.00          $.16

As of December 31, 1997 the Company had 1,394,562 shares of
Common Stock outstanding and approximately 429 holders of record of its Common Stock.

During 1997, 6,080 shares of unregistered stock were issued to employees and directors. This stock was issued through the exercise of stock options. In accordance with Rule 701 promulgated under the Securities Act of 1933, all shares of Common Stock were issued upon the exercise of stock options issued prior to the Company becoming subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The following shares were issued during 1997:

                                           Aggregate
          Date Issued         Shares     Consideration

     February 26, 1997        3,600          $28,188
     March 26, 1997              20              240
     June 13, 1997               20              240
     September 12, 1997         400            4,800
     September 15, 1997          20              240
     November 6, 1997         2,000           17,000
     December 15, 1997           20              240

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company's Consolidated Financial
Statements and the accompanying notes presented elsewhere herein.

                                 At or For the Year Ended December 31
                                 1997    1996    1995   1994    1993
                            (dollars in thousands, except per share amounts)
CONDENSED STATEMENT OF CONDITION:
  Total Interest Income         20,962   19,425   19,658   15,657   14,233
  Total Interest Expense        10,415    9,839   10,426    7,746    6,578
  Net Interest Income           10,547    9,586    9,232    7,911    7,655
  Provision of Losses              493      402      396      145      419
  Net Interest Income After
    Provision for Losses        10,054    9,184    8,836    7,766    7,236
  Noninterest Income             2,390    2,284    2,053      992    1,612
  Noninterest Expense            7,888    7,715    7,684    6,067    5,380
  Income Before Income
    Tax Expense                  4,556    3,753    3,205    2,691    3,468
  Income Tax Expense             1,148      866      717      488      832
  Net Income                     3,408    2,887    2,488    2,203    2,636

SHARE DATA:
  Net Income-Earnings per Share 2.44 2.03 1.74 1.54 1.86 Net Income Earnings per Share
   assuming dilution              2.40     1.52     1.82     2.00     1.71
  Cash Dividends Declared         0.72     0.64     0.60     0.54     0.50
  Book Value                     19.16    17.44    16.16    14.00    14.17
  Average Shares and Share
   Equivalents Outstanding       1,422    1,443    1,474    1,454    1,451

SELECTED BALANCE SHEET DATA:
  Loans, net including held
   sale                        182,839  157,564  153,201  145,817  114,701
  Investment Securiies          81,703   92,540   92,639   99,345   92,655
  Total Assets                 290,655  272,453  269,431  274,497  220,321
  Deposits                     241,325  231,071  213,348  223,810  175,870
  Long-Term Debt                10,986   11,284   20,421   23,056   18,978
  Shareholders' Equity          26,716   24,633   23,167   19,955   20,044

PERFORMANCE RATIOS:
  (Average Balances)
  Return on Assets               1.23%    1.10%    0.94%    0.95%    0.93%
  Return on Shareholders'
   Equity                       13.43%   12.17%   11.36%   10.61%   14.37%
  Net Interest Margin            4.18%    4.02%    3.80%    3.76%    4.13%
  Equity to Assets Ratio
   (at period end)               9.19%    9.04%    8.60%    7.27%    9.10%

SELECTED STATISTICAL DATA:
  Dividend Payout Ratio         29.49%   31.57%   32.93%   31.25%   23.45%
  Number of Employees
   (at period end)                 141      137      125      128       94

ALLOWANCE COVERAGE RATIOS:
  Allowance to Total Loans       1.25%    1.32%    1.20%    1.12%    1.19%
  Allowance to Non-Accruing
    Loans                     1342.20% 6366.67% 4227.27% 1938.82%  443.75%
  Allowance to Non-Performing
    Loans                      710.09%  353.11%  385.89%  447.83%  230.52%

Item 7.  Management's Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying notes included as Exhibit 13. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1997 data.

Summary

Bourbon Bancshares, Inc. net income for the year ended December 31, 1997 was $3.4 million, or $2.44 per common share compared to $2.9 million, or $2.03 for 1996 and $2.5 million, or $1.74 for 1995. Earnings per share assuming dilution were $2.40, $2.00 and $1.71 for 1997, 1996 and
1995, respectively. Net income increasing over $520 thousand (over 18%) is mainly attributable to increased net interest income and other income, offset by an increase in the loan loss provision, while maintaining other expenses to below modest increases. The 16% increase in 1996 net income compared to 1995 reflects increased net interest income and increased other income while holding the loan loss provision and other expenses to modest increases.

Return on average equity was 13.4% in 1997 compared to 12.2% in 1996 and 11.4% in 1995. Return on average assets was 1.23% in 1997 compared to 1.10% in 1996 and 0.94% in 1995.

Non-performing loans as of a percentage of net loans were 0.18%, 0.43% and 0.31% as of December 31, 1997, 1996 and
1995, respectively. The ratio of allowance to non-performing loans was 710% in 1997 compared to 353% in 1996 and 385% in 1995. These ratios reflect a concerted effort by management to increase the quality of loans over the last several years.

On December 19, 1995, Jessamine First Federal Savings and Loan Association (Jessamine) became a wholly owned subsidiary of the Company through the pooling of interests. During 1996, the federal thrift charters of Kentucky Savings Bank, FSB and Jessamine were terminated and both entities became branches of Kentucky Bank. Financial statements have been adjusted to reflect this change.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the largest source of revenue, on a tax equivalent basis increased from $9.7 million in 1995 to $9.9 million in 1996 to $10.9 million in 1997. The taxable equivalent adjustment (which is net of the effect of the non-deductible portion of interest expense) is based on a Federal income tax rate of 34%. An increase in earning assets and interest bearing liabilities were both positive factors on 1997 net interest income. Loan growth on an average basis for 1997 increased 10%, while being funded by over 5% growth in interest bearing deposits. There was a positive effect on the rate changes for assets, whereas the rate on liabilities was relatively flat. The 10% increase in loans from 1996 to 1997 and a 5% increase in deposits for the same time period have resulted in the net interest margin increasing from 4.02% in 1996 to 4.18% in 1997. Loan volume accounted for over $1.3 million of the increase in total interest income, while loan rates accounted for $0.3 million of the total interest income increase. On the liability side, deposit volume accounted for $0.5 million of the $0.6 million increase in total interest expense. In 1996, the increase was primarily attributable to higher rates on earning assets and an improvement in net interest margin from 3.80% to 4.02%. A reduction of investment securities volume accounted for $0.5 million decrease in total interest income, offset somewhat by loan volume increase accounting for $0.2 million reduction in interest income. On the liability side, a reduction in long-term borrowings accounted for a reduction in total interest expense of $0.6 million.

Average earning assets dropped $6.4 million in 1996, but increased $12.7 million in 1997 to $260 million. Average loans increased $15.4 million in 1997 to $171.1 million and increased $2.6 million in 1996, from $153.1 million in 1995.

Average interest bearing liabilities increased $8.6 million in 1997 to $217.3 million. In 1996, interest-bearing liabilities decreased $10.6 million from $219.3 to $208.7. Interest bearing deposits accounted for over $10 million of this growth in 1997. During 1996, interest-bearing deposits dropped $1.4 million. Long-term debt decreased $3.0 million in 1997 to $11.2 million and decreased $9.4 million dollars from $23.6 million to $14.2 million in 1996.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these increases in 1997 and 1996. Changes in interest income and expenses due to both rate and volume are allocated pro rata.

                                     1997 vs. 1996                           1996 vs. 1995

                            Increase (Decrease) Due to Change in     Increase (Decrease) Due to Change in
                            Volume        Rate        Net Change     Volume         Rate       Net Change
Interest Income
 Loans                       1,387         322           1,709         231           131            362
 Investment Securities          34          (8)             26        (526)          (41)          (567)
 Federal Funds Sold and
  Securities Purchased
  under Agreements to
  Resell                      (140)          3            (137)         42           (18)            24
 Deposits with Banks           (38)        (24)            (62)       (156)          104            (52)
   Total Interest Income     1,242         294           1,536        (409)          176           (233)

Interest Expense
 Deposits
 Demand                        539          79             618         (56)          (13)           (69)
 Savings                         3         (37)            (34)          0             0              0
 Negotiable Certificates
  of Deposit and Other
  Time Deposits                 90           0              90         110             0            110
 Short-Term Borrowings          63           0              63           4             0              4
 Long-Term Borrowings         (161)          0            (161)       (632)            0           (632)
   Total Interest Expense      535          41             576        (574)          (13)          (587)
     Net Interest Income       708         252             960         165           189            354

     Average Consolidated Balance Sheets and Net Interest Analysis
                                                 (In thousands)
                                                              1997                           1996                       1995
                                                  Average           Average   Average             Average  Average          Average
                                                  Balance Interest   Rate     Balance   Interest    Rate   Balance Interest   Rate
ASSETS
 Interest-Earning Assets
  Securities Held to Maturity
   U.S. Treasury and Federal Agency Securities          0       0       -            0       0        -     3,746    203     5.42%
   State and Municipal Obligations
   Other Securities                                     0       0       -            0       0        -     2,073    134     6.46%
    Total Securities Held to Maturity              16,027     976     6.09%     16,377   1,009     6.16%   26,295  1,584     6.02%

  Securities Available for Sale (1)
   U.S. Treasury and Federal Agency Securities     63,057   3,919     6.22%     60,890   3,778     6.20%   61,929  3,894     6.29%
   State and Municipal Obligations                  3,943     198     5.02%      3,944     199     5.05%        0      0
   Other Securities                                 2,803     200     7.14%      4,066     281     6.91%    5,563    356     6.40%
   Total Securities Available for Sale             69,803   4,317     6.18%     68,900   4,258     6.18%   67,492  4,250     6.30%
   Total Investment Securities                     85,830   5,293     6.17%     85,277   5,267     6.18%   93,787  5,834     6.22%
   Tax Equivalent Adjustment                                  345     0.40%                362     0.42%             431     0.46%
   Tax Equivalent Total                                     5,638     6.57%              5,629     6.60%           6,265     6.68%
   Federal Funds Sold and Agreements to Repurchase  2,979     160     5.37%      5,579     297     5.32%    4,736    273     5.76%
   Interest-Bearing Deposits with Banks               500      25     5.00%      1,143      87     7.61%    2,478    139     5.61%
   Loans, Net of Unearned Income (2)
   Commercial                                      20,035   1,828     9.12%     19,192    1,749    9.11%   19,634   1,888    9.62%
   Real Estate Mortgage                           137,079  12,194     8.90%    123,145   10,674    8.67%  122,118  10,429    8.49%
   Installment                                     14,014   1,461    10.43      13,398    1,351   10.08%   10,664   1,095   10.27%
    Total Loans                                   171,128  15,483     9.05%    155,735   13,774    8.84%  153,109  13,412    8.76%
  Total Interest-Earning Assets                   260,437  21,306     8.18%    247,734   19,787    7.99%  254,110  20,089    7.91%
   Allowance for Loan Losses                       (2,261)                      (1,988)                    (1,772)
   Cash and Due From Banks                          7,510                        6,839                      5,645
   Premises and Equipment                           5,475                        4,591                      4,158
   Other Assets                                     5,565                        5,617                      6,023
   Total Assets                                   276,726                      262,793                    268,164

LIABILITIES
 Interst-Bearing Deposits
  Negotiable Order of Withdrawal ("NOW") and
   Money Market Investment Accounts                54,626   1,912     3.50%     43,918    1,294    2.95%   46,965   1,363    2.90%
  Savings                                          12,786     331     2.59%     13,850      365    2.64%   13,829     365    2.64%
  Certificates of Deposit and Other Deposits      133,509   7,237     5.42%    132,835    7,147    5.38%  131,243   7,037    5.36%
   Total Interest-Bearing Deposits                200,921   9,480     4.72%    190,603    8,806    4.62%  192,037   8,765    4.56%
  Short-Term Borrowings                             5,100     265     5.20%      3,899      202    5.18%    3,702     198    5.35%
  Long-Term Debt                                   11,247     670     5.96%     14,158      831    5.87%   23,552   1,463    6.21%
   Total Interest-Bearing Liabilities             217,268  10,415     4.79%    208,660    9,839    4.72%  219,291  10,426    4.75%
  Noninterest-Bearing Earning Demand Deposit       31,566                       27,930                     24,593
  Other Liabilties                                  2,513                        2,262                      2,347
   Total Liabilities                              251,347                      238,852                    246,231
SHAREHOLDERS' EQUITY                               25,379                       23,941                     21,933
 Total Liabilities and Shareholders' Equity       276,726                      262,793                    268,164
Average Equity to Average Total Assets               9.17%                        9.11%                      8.18%
Net Interest Income                                        10,546                         9,586                     9,232
Net Interest Income (tax equivalent)                       10,891                         9,948                     9,663
Net Interest Spread (tax equivalent)                                  3.39%                         3.27%                    3.15%
Net Interest Margin (tax equivalent)                                  4.18%                         4.02%                    3.80%

[FN]
(1)  Averages computed at amortized cost.
(2)  Includes loans on a nonaccrual status.
(3) Tax equivalent difference represents the tax equivalent adjustment detailed above.

Noninterest Income and Expenses

Noninterest income was $2.4 million in 1997 compared to $2.3 million in 1996 and $2.1 million in 1995. In 1997 securities gains were $14 thousand compared to $13 thousand losses in 1996 and $56 thousand in losses in 1995. Typically,
U. S. Treasury securities are sold before maturity when additional interest yields can be realized. Other types of investment securities are generally not sold. In addition, gains on loans sold were $72 thousand, $200 thousand and $65 thousand in 1997, 1996 and 1995, respectively. The increase in loan gains in 1996 were primarily attributable to the Company's adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing
Rights" on January 1, 1996. Loans available to be sold to Federal Home Loan Mortgage Corporation are generally sold as the loans are closed. The sales of loans were $18 million, $21 million and $21 million in 1997, 1996 and 1995, respectively. Other noninterest income excluding security and loans gains (losses) was $2.3 million in 1997, $2.1 million in 1996 and $2.0 million in 1995.

Noninterest expense increased a modest $173 thousand from $7,715 thousand in 1996 to $7,888 thousand in 1996. From
1995 to 1996, noninterest expense increased $31 thousand.
The increases in salaries and benefits from $4.0 million in 1996 to $4.3 million in 1997 and the increase from 1995 to 1996 of nearly $0.2 million is mainly attributable to normal salary increases and related benefits. Occupancy expense also increased 8% in 1997, from $932 thousand in 1996 to $1,002 thousand in 1997. In March 1997, the Company opened its new branch in Versailles resulting in higher operating cost attributable to this facility. The Company also placed more emphasis on maintaining its existing facilities. The 1996 increase was $71 thousand. Other noninterest expense decreased from $3.0 million in 1995 to $2.8 million in 1996, and to $2.6 million in 1997. In September 1995, the FDIC lowered the federal deposit insurance premium from 23 cents to 4 cents per $100 for deposits insured by the Bank
Insurance Fund (BIF).  In December 1995, the FDIC set the
1996 premium for BIF-insured deposits at zero. In September
1996, Congress declared a special, one-time assessment on SAIF-insured deposits. The cost of this assessment was nearly $200 thousand after income taxes. For 1997, the BIF-insured deposit rate will be 1.3 cents per $100 and the SAIF-insured rate will be 6.5 cents per $100. Due to the conversion of the savings institutions to branches of Kentucky Bank, the Company has deposits of over $53 million that will be assessed at the SAIF rate. The resulting decrease in FDIC assessment was $358 thousand from 1996 to 1997. Outside these savings, other noninterest expense increased $0.2 million in 1997, which is mainly attributable to increased inflationary costs.

The following table is a summary of noninterest income and expense for the three-year period indicated.

                                    Year Ended December 31 (in thousands)
                                       1997       1996       1995
Non-interest Income
 Service Charges                      1,674      1,508       1,354
 Loan Servicing Income                  258        255         236
 Trust Income                           237        206         236
 Investment Securities Gains (Losses)    14        (13)        (56)
 Gains (Losses) on Sale of Loans         72        200          65
 Other                                  135        128         218
   Total Non-interest Income          2,390      2,284       2,053

Non-interest Expense
 Salaries and Employee Benefits       4,274      4,005       3,819
 Occupancy                            1,002        932         861
 Other                                2,612      2,778       3,004
   Total Non-interest Expense         7,888      7,715       7,684

Income Taxes

The Company had income tax expense of $1,148 thousand in 1997 compared to $866 thousand in 1996 and $717 thousand in 1995. This represents an effective income tax rate of 25.2% in 1997, 23.1% in 1996 and 22.4% in 1995. The difference between the effective tax rate and the statutory federal rate of 34% is due to tax exempt income on certain loans and investment securities. The higher effective rate for 1997 is a result of tax free income remaining virtually unchanged from 1996 while income before taxes increased over $800 thousand.

Balance Sheet Review

Assets at year-end 1997 totaled $291 million compared to $272 million in 1996 and $269 million in 1995. The increase in size from 1996 to 1997 is mainly attributable to total loans increasing $25.5 million and investment securities decreasing $10.8 million, while being funded by an increase in deposits of $10.3 million and short term borrowing of $5.3 million. Changes from 1995 to 1996 are mainly a result of an increase in deposits of $17.7 million offset by a decrease in short term borrowing of over $7 million.

Loans

Total loans, net of unearned income were $185 million at December 31, 1997 compared to $160 million at the end of 1996 and $155 million in 1995. During 1997, real estate construction loans increased $3.5 million, real estate mortgages increased $14.2 million and agricultural loans increased $7.0 million. Management developed regional loan goals for each type of loan and this emphasis has resulted in improved sales efforts by the lending personnel.
Agricultural loans and installment loans experienced an increase of nearly $4 million each, while commercial and real estate mortgage saw declines during 1996. Since 1994, Bourbon has placed more emphasis on the growth as well as the quality of the loan portfolio.

As of December 31, 1997, the real estate mortgage portfolio comprises over 61% of total loans. Of this, nearly $87 million or 78% represent 1-4 family residential property. Agricultural loans of nearly $38 million comprise nearly 20% of the loan portfolio. Nearly $28 million of the agricultural loans are secured by real estate. The remainder of the portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops. Automobile loans account for over $7 million of the installment loan portfolio of $15 million, while the purpose of the remainder of this portfolio is for purchasing retail goods, home improvement or other personal reasons. Secured interest is generally obtained on these loans after analyzing the repayment ability of borrower. Commercial loan's $11 million portfolio is mainly for capital outlays and business operation. Collateral is requested depending on the creditworthiness of the borrower. Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer. Approximately 5% of the loan portfolio is unsecured. Management is not aware of any significant concentrations that may cause future material risks resulting in significant problems with income and capital.

The following table represents a summary of the Company's loan portfolio by category for each of the last five years.
There is no concentration of loans (greater than 5% of the loan portfolio) in any industry. Bourbon has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding

                                         December 31 (in thousands)
                                   1997   1996     1995     1994    1993
Commercial                        10,644  10,216   11,167   7,502   4,451
Real Estate Construction           7,657   4,200    3,497   3,156   3,578
Real Estate Mortgage             113,467  99,293  102,077 101,361  79,290
Agricultural                      37,924  30,947   27,019  23,407  24,610
Installment                       15,239  14,789   11,029  11,391   7,101
Other                                287     374      397     807     158
  Total Loans                    185,218 159,819  155,186 147,624 119,188
Less Unearned Income                  57     154      125     159     124
  Total Loans Net of
   Unearned Income               185,161 159,665  155,061 147,465 119,064
Less loans held for sale           5,418     863    1,364   1,553   3,436
Less Allowance For Loan Losses     2,322   2,101    1,860   1,648   1,420
  Net Loans                      177,421 156,701  151,837 144,264 114,208


The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 1997. Maturities are based upon contractual term. The total loans in this report represents loans net of unearned income, including loans held for sale but excluding the allowance for loan losses. In addition, unearned income on the above schedule is netted with real estate mortgage loans on the following schedule.

    Loan Maturities and Interest Sensitivity
                               December 31, 1997 (in thousands)
                          One Year  One Through    Over     Total
                           or Less  Five Years  Five Year   Loans

Commercial                   4,466     5,002      1,176     10,644
Real Estate                  6,188     1,396         73      7,657
Construction
Real Estate Mortgage         9,309    45,754     58,347    113,410
Agricultural                10,071    24,165      3,687     37,923
Installment                  5,065    10,070        105     15,240
Other                          287         0          0        287
  Total Loans               35,386    86,387     63,388    185,161
Fixed Rate Loans            18,689    77,486     17,633    113,808
Floating Rate Loans         16,697     8,901     45,755     71,353
  Total                     35,386    86,387     63,388    185,161

Deposits

During 1997, total deposits increased $10 million to $241 million from $231 million in 1996. The Company increased its marketing efforts for newer interest bearing checking accounts. In addition, management placed more emphasis on deposits and monitored deposits generated by type on a monthly basis. The increase was mainly a result of interest bearing checking accounts increasing over $11 million during 1997. Public deposits accounted for $22 million, with $21 million of this being interest bearing deposits. Total deposits increased to $231 million in 1996, up $17.7 million or 8.3% from 1995. Over $13 million were in the form of public deposits, mostly in interest bearing accounts. Non-interest bearing deposits increased $5.8 million to $32.5 million in 1996.

The tables below provide information on the maturities of time deposits of $100,000 or more at December 31, 1997 and detail of short-term borrowing for the past three years.

Maturity of Time Deposits of $100,000 of More
                                              December 31, 1997
                                                (in thousands)
Maturing 3 Months or Less                             6,251
Maturing over 3 Months through 6 Months               4,030
Maturing over 6 Months through 12 Months              7,507
Maturing over 12 Months                               4,467

Borrowing

The Company utilizes both long and short term borrowing. Long term borrowing is mainly from the Federal Home Loan Bank (FHLB). As of December 31, 1997, over $10.2 million was borrowed from FHLB, a decrease of $300 thousand from 1996. Advances are either paid monthly or at maturity.
This borrowing is mainly used to fund long term, fixed rate mortgages and to assist in asset/liability management. Over $7.2 million of FHLB borrowing matures in 1998. The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings
                                     December 31 (in thousands)
                                     1997      1996      1995
Federal Funds Purchased:
  Balance at Year end                2,375         0     5,700
  Average Balance During the Year      488       142       591
  Maximum Month End Balance          2,375     1,075     5,700
Repurchase Agreements:
  Balance at Year end                4,615     2,836     4,660
  Average Balance During the Year    4,103     3,342     2,589
  Maximum Month End Balance          4,895     4,668     6,202
Other Borrowed Funds:
  Balance at Year end                1,718       574        81
  Average Balance During the Year      509       475       505
  Maximum Month End Balance          1,718     1,123     1,168

Asset Quality

With respect to asset quality, management considers three categories of assets to merit constant scrutiny. These categories include: loans that are currently nonperforming, other real estate, and loans that are currently performing but which management believes require special attention.

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

Nonperforming Assets
                                     December 31 (in thousands)
                                    1997  1996  1995   1994  1993
Non-accrual Loans                    173    33    44     85   320
Accruing Loans which are
  Contractually past due
  90 days or more                    154   562   438    283   296
Restructured Loans                     0     0     0      0     0
Total Nonperforming and
  Restructured Loans                 327   595   482    368   616
Other Real Estate                      0    79    57    306   903
Total Nonperforming and
  Restructured Loans and
  Other Real Estate                  327   674   539    674 1,519
  Loans as a Percentage
  of Net Loans                      0.18% 0.43% 0.31%  0.25% 0.52%
Nonperforming and Restructured
  Loans and Other Real Estate
  as a Percentage of Total Assets   0.12% 0.25% 0.20%  0.25% 0.56%


Nonperforming and restructured loans at December 31, 1997 were $327 thousand compared to $595 thousand at December 31, 1996 and $482 thousand at December 31, 1995. Total nonperforming assets were $327 thousand, $674 thousand and $539 thousand at December 31, 1997, 1996 and 1995, respectively. Management has placed a concerted effort on the quality of loans and the chart depicts the improved trends in the quality of the loan portfolio. The amount of lost interest on non-accrual loans is considered immaterial. At December 31, 1997, loans currently performing but which management believes require special attention were not significant. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 1997 were $333 thousand compared to $251 thousand in 1996 and $345 thousand in 1995. These amounts are included in the total nonperforming and restructured loans presented in the table above. Interest income of $23 thousand, $55 thousand and $34 thousand was recognized on impaired loans for cash payments received in 1997, 1996 and 1995, respectively. At December 31, 1997 nonaccrual loans amounted to $173 thousand compared to $33 thousand in 1996 and $44 thousand in 1995. See Note 5 - Loans in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $57 thousand, $28 thousand and $70 thousand on December 31, 1997, 1996 and 1995, respectively.

Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

Loan Losses
                                      Year Ended December 31 (in thousands)
                                     1997     1996     1995     1994     1993
Balance at Beginning of Year        2,101    1,860    1,648    1,420    1,234
Balance of Allowance for Loan
 Losses of Acquired Brance
 At Acquisition Date                                             252
Amounts Charged Off:
  Commercial                            5       55       14      123       31
  Real Estate Construction              0        0        0        0        0
  Real Estate Mortgage                 25        4       41       53      111
  Agricultural                         52       12       36        3      221
  Consumer                            273      142      139       56       73
Total Charged-off Loans               355      213      230      235      436
Recoveries on Amounts
  Previously Charged-off:
  Commercial                            3       12       15       22        7
  Real Estate Construction              0        0        0        0        0
  Real Estate Mortgage                  1        8       21        1       25
  Agricultural                         25        1        0        0      147
  Consumer                             54       31       11       43       24
Total Recoveries                       83       52       47       66      203
Net Charge-offs                       272      161      183      169      233
Provision for Loan Losses             493      402      395      145      419
Balance at End of Year              2,322    2,101    1,860    1,648    1,420
Total Loans, Net of Unearned
  Income
  Average                         171,128  155,735  153,109  125,643  108,043
  At December 31                  185,161  159,665  155,061  147,465  119,064
As a Percentage of Average Loans:
  Net Charge-offs                    0.16%    0.10%    0.12%    0.13%    0.22%
  Provision for Loan Losses          0.29%    0.26%    0.26%    0.12%    0.39%
Allowance as a Percentage of
  Year-end Net Loans                 1.25%    1.32%    1.20%    1.12%    1.19%
Allowance as a Multiple of
  Net Charge-offs                     8.5     13.0     10.2      9.8      6.1

 The provision for loan losses for 1997 was $493 thousand compared to $402 thousand in 1996 and $396 thousand in 1995. Net chargeoffs were $272 thousand in 1997, $161 thousand in 1996 and $183 thousand in 1995. Net chargeoffs to average loans were 0.16%, 0.10% and 0.12% in 1997, 1996 and 1995, respectively. The 1997 loan loss provision increased considering our historical loan loss trends, risk analysis of our loan portfolio and the increase in loan outstandings. The 1996 provision was more comparable to the 1995 provision. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. At December 31, 1997, the allowance for loan losses was 1.25% of loans outstanding compared to 1.32 at year-end 1996 and 1.20% in 1995. Management believes the allowance for loan losses at the end of 1997 is adequate to cover inherent credit losses within the portfolio.

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

Allowance for Loan Losses
                                                  December 31 (in thousands)
                                1997            1996            1995            1994            1993
                          Dollars Percent Dollars Percent Dollars Percent Dollars Percent Dollars Percent
Commercial                    191   8.23%     168   8.00%     132   7.10%      94   5.70%      94    6.62%
Real Estate Construction      118   5.08%      77   3.66%      38   2.04%      27   1.64%      35    2.46%
Real Estate Mortgage        1,327  57.15%   1,252  59.59%   1,192  64.09%   1,105  67.05%     895   63.03%
Agricultural                  393  16.93%     353  16.80%     327  17.58%     269  16.32%     270   19.01%
Consumer                      293  12.62%     251  11.95%     171   9.19%     153   9.28%     126    8.87%
 Total                      2,322 100.00%   2,101 100.00%   1,860 100.00%   1,648 100.00%   1,420  100.00%


Loans
                                                  December 31 (in thousands)
                                1997            1996            1995            1994            1993
                          Dollars Percent Dollars Percent Dollars Percent Dollars Percent Dollars Percent
Commercial                 10,644   5.75%  10,216   6.40%  11,167   7.20%   7,502   5.09%   4,451    3.74%
Real Estate Construction    7,657   4.14%   4,200   2.63%   3,497   2.26%   3,156   2.14%   3,578    3.01%
Real Estate Mortgage      113,410  61.25%  99,139  62.09% 102,077  65.83% 101,361  68.74%  79,290   66.59%
Agricultural               37,924  20.48%  30,947  19.38%  27,019  17.42%  23,407  15.87%  24,610   20.67%
Consumer                   15,239   8.23%  14,789   9.26%  10,904   7.03%  11,232   7.62%   6,977    5.86%
Other                         287   0.16%     374   0.23%     397   0.26%     807   0.55%     158    0.13%
 Total, Net of
   Unearned Income        185,161 100.00% 159,665 100.00% 155,061 100.00% 147,465 100.00% 119,064  100.00%


Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 1997 increased $2.1 million to $24.7 million. Total capital was $26.5 million at December 31, 1997. The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

Capital
                                           December 31 (in thousands)
                                           1997      1996      Change
Shareholders' Equity (1)                  26,483    24,632      1,851
  Less Disallowed Amount of Goodwill       1,789     2,077      (288)
Tier I Capital                            24,694    22,555      1,661
  Allowance for Loan Losses                2,272     1,995        277
Tier II Capital                            2,272     1,995        135
  Total Capital                           26,966    24,550      1,796
Total Risk Weighted Assets               181,702   159,508     22,194
Ratios:
Tier I Capital to Risk-weighted           13.59%    14.14%      1.24%
Assets
Total Capital to Risk-weighted Assets     14.84%    15.39%      1.34%
Leverage                                   8.77%     8.66%      0.11%

 (1) Excluding net unrealized gains and losses on securities available for sale.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary from "well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 1997, the subsidiary had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, including those classified as held to maturity and available for sale, decreased from $92.5 million at December 31, 1996 to $81.7 million at December 31, 1997.
The decrease is attributable to the increased loan demand.
At December 31, 1995 securities totaled $92.6 million.
Federal funds sold totaled $75 thousand and $2.8 million at December 31, 1996 and 1995, respectively. During December
1995, Bourbon made a one-time transfer of investment securities from held to maturity to available for sale of over $14 million providing added flexibility for future interest rate and liquidity management.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. Of the $17.6 million of adjustable asset backed securities held on December 31, 1997, $3.9 million are repriceable monthly and the remaining $13.7 million is repriceable annually. In addition, all applicable securities have passed the appropriate stress tests. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 1997.

Investment Securities (Held to maturity at amortized cost, available for sale at market value)
                                                December 31
                                       1997      1996       1995
                                              (in thousands)
U.S. Treasury Securities
   Available for Sale                  19,072     24,571    21,139
U.S. Federal Agency Securities
   Available for Sale                  10,485      8,984    17,991
   Held to Maturity                         0          0         0
State and Municipal Obligations
   Available for Sale                   4,077      4,012     3,951
   Held to Maturity                    15,603     16,313    16,455
Asset-Backed Securities
   Available for Sale                  32,466     38,660    31,651
     Fixed -
       GNMA, FNMA, FHLMC                4,924     10,899     6,126
   Passthroughs
       GNMA, FNMA, FHLMC CMO's          9,970     10,482     7,506
       Other Securities                     0          0         0
          Total                        14,894     21,381    13,632
     Variable -
       GNMA, FNMA, FHLMC               14,306     13,907    14,485
   Passthroughs
       GNMA, FNMA, FHLMC CMO's          3,266      3,372     3,534
          Total                        17,572     17,279    18,019
Other Securities
   Available for Sale                       0          0     1,452
Total Securities
   Available for Sale                  66,100     76,227    76,184
   Held to Maturity                    15,603     16,313    16,455
Total                                  81,703     92,540    92,639


Maturity Distribution of Securities           December 31, 1997 (in thousands)
                                        Over One Year  Over Five Years            Asset Backed
                              One Year     Through         Through      Over Ten   and Equity            Market
                               or Less   Five Years       Ten Years      Years     Securities   Total     Value
U.S. Treasury Securities
  Available for Sale            10,019      9,053                0           0            0     19,072   19,072
U.S. Federal Agency Securities
  Available for Sale            10,485          0                0           0            0     10,485   10,485
State and Municipal Obligations
  Available for Sale               307      1,323            1,546         901            0      4,077    4,077
  Held to Maturity                 344      3,585            9,002       2,672            0     15,603   16,411
Asset-Backed Securities
  Available for Sale                                                         0       32,466     32,466   32,466
Total Securities
  Available for Sale            20,811     10,376            1,546         901       32,466     66,100   66,100
  Held to Maturity                 344      3,585            9,002       2,672            0     15,603   16,411
Total                           21,155     13,961           10,548       3,573       32,466     81,703   82,511
Percent of Total                 25.89%     17.09%           12.91%       4.37%       39.74%    100.00%
Weighted Average Yield            5.90%      6.98%            8.59%       8.34%        6.68%      6.85%


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

Other Accounting Issues

The Company adopted FASB's Statement on Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" on January 1, 1997. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting
Comprehensive Income. The new guidance is effective for fiscal years beginning after December 15, 1997 and its implementation will have no impact on the Company's financial condition or results of operations.

In the last quarter of 1997, the Company adopted SFAS No.
128, "Earnings per Share", under which basic and diluted earnings per share are computed. Prior amounts have been restated to be comparable.

Year 2000

Management is currently reviewing the Year 2000 situation in order to address potential problems that may occur in time to take corrective action. The Bank's Electronic Data Processing Steering Committee is working diligently to address Year 2000 problems that may exist with the Bank's hardware and software, vendors, larger commercial borrowers, and the Federal Government and other participants in the economy.
At this time, management believes that the transition into the next century can be conducted smoothly and with minimum additional costs.

Item 7A.  Asset/Liability Management, Interest Rate
Sensitivity, Market Risk and Liquidity

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes.
The following table depicts the change in net interest income resulting from 100 to 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below with the Board of Directors specified limits. As of December 31, 1997 the projected percentage changes are within the Board limits and the Company's interest rate risk appears reasonable. The projected net interest income report summarizing the Bank's interest rate sensitivity as of December 31, 1997 is as follows:


PROJECTED NET INTEREST INCOME
                                                                  Level
Rate Change:                   -300        -200        -100       Rates       -100        -200        -300
Year One (1/1/98 - 12/31/98)
   Interest Income          19,224,737  20,244,002  21,278,319  22,316,695  23,355,036  24,393,407  25,431,761
   Interest Expense          8,497,371   9,433,118  10,368,848  11,304,627  12,240,331  13,176,071  14,111,812

   Net Interest Income      10,727,366  10,810,884  10,909,471  11,012,068  11,114,705  11,217,336  11,319,949

Year Two (1/1/99 - 12/31/99)
   Interest Income          17,968,779  19,885,112  21,829,511  23,781,373  25,733,216  27,685,078  29,636,973
   Interest Expense          6,988,386   8,649,103  10,309,797  11,970,507  13,631,209  15,291,931  16,952,636

   Net Interest Income      10,980,393  11,236,009  11,519,714  11,810,866  12,102,007  12,393,147  12,684,337

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"
                                                                  Level
Rate Change:                   -300        -200        -100       Rates       -100        -200        -300

Year One (1/1/98 - 12/31/98)
   Interest Income          (3,091,958) (2,072,693) (1,038,376)    N/A       1,038,341   2,076,712   3,115,066
   Interest Expense         (2,807,256) (1,871,509)   (935,779)    N/A         935,704   1,871,444   2,807,185

   Net Interest Income        (284,702)   (201,184)   (102,597)    N/A         102,637     205,268     307,881

Year Two (1/1/99 - 12/31/99)
   Interest Income          (5,812,594) (3,896,261) (1,951,862)    N/A       1,951,843    3,903,705  5,855,600
   Interest Expense         (4,982,121) (3,321,404) (1,660,710)    N/A       1,660,702    3,321,424  4,982,129

   Net Interest Income        (830,473)   (574,857)    (291,152)   N/A         291,141      582,281    873,471

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"
                                                                 Level
Rate Change:                  -300        -200        -100       Rates       -100        -200        -300

Year One (1/1/98 - 12/31/98)
   Interest Income           -13.9 %     -9.3 %      -4.7 %       N/A        4.7 %       9.3 %       14.0 %
   Interest Expense          -24.8 %    -16.6 %      -8.3 %       N/A        8.3 %      16.6 %       24.8 %

   Net Interest Income        -2.6 %     -1.8 %      -0.9 %       N/A        0.9 %       1.9 %        2.8 %

   Limitation on % Change  > -10.0 %   > -7.0 %    > -4.0 %       N/A     > -4.0 %    > -7.0 %    > -10.0 %

Year Two (1/1/99 - 12/31/99)
   Interest Income           -24.4 %    -16.4 %      -8.2 %       N/A        8.2 %       16.4 %      24.6 %
   Interest Expense          -41.6 %    -27.7 %     -13.9 %       N/A       13.9 %       27.7 %      41.6 %

   Net Interest Income        -7.0 %     -4.9 %      -2.5 %       N/A        2.5 %        4.9 %       7.4 %

   Limitation on % Change  > -20.0 %  > -14.0 5    > -8.0 %       N/A     > -8.0 %    > -14.0 %   > -20.0 %


Management measures the Bank's interest rate risk by computing estimated changes in net interest income in the event of a range of assumed changes in market interest rates. The Company's exposure to interest rates is reviewed on a monthly basis by senior management and quarterly with the Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the change in net interest income in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. If estimated changes to net interest income are not within the limits established by the Board, the Board may direct management to adjust the Bank's asset and liability mix to bring interest rate risk within Board approved limits.

In addition, the Bank uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-sensitive-liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income.
The Bank's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.

The interest rate sensitivity analysis as of December 31, 1997 shown below depicts amounts based on the earliest period in which they can normally be expected to reprice.

Interest Rate Sensitivity Analysis
                                               December 31, 1997 (in thousands)
                                                                              Non-interest
                                                                       Over    Sensitive
                                        90 Days      1 Year  5 Years  5 Years   Amounts    Total
Assets
  Loans, Net of Unearned Income           58,635     30,009   85,235   11,143      139     185,161
  Investment Securities (1)               15,648     24,725   15,946   25,384        0      81,703
  Other Assets                             3,381          0        0        0        0       3,381
    Total Interest-earning Assets         77,664     54,734  101,181   36,527      139     270,245
Sources of Funds
  Interest-bearing Deposits              115,537     66,873   25,426        8        0     207,844
  Short-term Borrowings                    8,708          0        0        0        0       8,708
  Long-term Debt and FHLB Advances            69      7,214    2,018    1,685        0      10,986
    Total Interest-bearing Liabilities   124,314     74,087   27,444    1,693        0     227,538
Interest Sensitivity Gap                 (46,650)   (19,353)  73,737   34,834      139      42,707
Cumulative Interest Sensitivity          (46,650)   (66,003)   7,734   42,568   42,707      85,414
Cumulative interest Sensitivity as a
  Percentage of Total Assets              -16.05%    -22.71%    2.66%   14.65%   14.69%      29.39%

[FN]
 (1) Held to maturity at amortized cost, available for sale at market value

Liquidity risk is the possibility that Bourbon may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings resulting from the lower yields on short-term assets.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities maturing within one year along with cash and cash equivalents totaled $33.4 million at December 31, 1997. Additionally, securities available-for-sale with maturities greater than one year totaled $45.3 million at December 31, 1997. These securities are available to meet liquidity needs on a continuing basis.

Bourbon maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At December 31, 1997 these balances totaled over $22 million, about 9.2% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. FHLB advances decreased $0.3 million in 1997 to $10.2 million.

Generally, Bourbon relies upon net cash inflows from financing activities, supplemented by net cash inflows from operating activities, to provide cash used in its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, and the use of short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements along with long-term debt. The Company's primary investing activities include purchasing investment securities and loan originations. Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

The cash flow statements for the periods presented provide an indication of Bourbon's sources and uses of cash as well as an indication of the ability of Bourbon to maintain an adequate level of liquidity. A discussion of cash flow statements for 1997, 1996 and 1995 follows.

Net cash provided by operating activities was $5.3 million, $4.8 million and $3.4 million for the years ended December
31, 1997, 1996 and 1995, respectively.  The increases in
1997 and 1996 were mainly a result of the increase in net income from $2.5 million to $2.9 million to $3.4 million in 1995, 1996 and 1997, respectively.

Net cash flow provided by (used in) investing activities was ($15.9 million), ($6.7 million), and $0.8 million and for the years ended December 31, 1997, 1996 and 1995, respectively. The changes in net cash from investing activities included the result of normal maturities and reinvestment of investment securities as well as funding related to increases in loans. In 1997, the loan demand resulted in a use of funds of nearly $26 million, being offset by a decline in investment securities of $11 million. This was funded mainly by deposits increasing $10 million and short term borrowing increasing $5 million. In addition, $1.3 million was used for purchases of bank premises and equipment. During 1996 and 1997, over $1 million was expended for land, building and equipment for the new branch location in Versailles. In 1997, $376 thousand has been spent for the new Georgetown branch to be opened later in 1998. Increase in loans of nearly $6 million and $1.3 million for purchases of bank premises and equipment account for the majority of the change in 1996.
In 1995 the $8 million increase in loans was offset by the net proceeds from investment securities. During these periods no investment securities held-to-maturity were sold.

Net cash flow provided by (used in) financing activities was $13.7 million, $0.1 million and ($8.6 million) for the years ended December 31, 1997, 1996 and 1995, respectively. The net cash increases and decreases were primarily attributable to changes in total deposits, securities sold under agreements to repurchase and federal funds purchased, and net changes in advances from the Federal Home Loan Bank and other borrowings.

 A number of other techniques are used to measure the liquidity position, including the ratios presented below.
These ratios are calculated based on annual averages for each year.

Liquidity Ratios
                                                 December 31
                                             1997    1996   1995
Total Loans/Total Deposits                   73.6%   71.3%  70.7%
Net Short-term Borrowings/Total Assets        1.8%    1.5%   1.4%

This chart shows that the loan to deposit ratio increased in 1997 and 1996. The changes in 1997 and 1996 are relatively small with increases in both loan and deposits being a factor.

Item 8.  Financial Statements

The consolidated financial statements of the Company for the years ended December 31, 1997, 1996 and 1995, together with the notes thereto and related auditor's report are contained in the Company's 1997 Annual Report to Shareholders included as Exhibit 13, and are incorporated herein by reference.


Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure

Not Applicable


PART III

Item 10.  Directors, Executive Officers, Promoters and
Control Persons, Compliance With Section 16(a) of the
Exchange Act

Under the Company's Articles of Incorporation, the Board of Directors consists of three different classes, each to serve, subject to the provisions of the Articles of Incorporation and Bylaws for a three year term and until his successor is duly elected and qualified. The names of the directors and their terms are set forth below.


Term expires in 1998:

William Arvin, age 57, is an attorney. He has been a director of the Company since December 19, 1995.

James L. Ferrell, M.D., age 63, is a Physician. He has been a director of the Company since 1980.

Joseph B. McClain, age 69, is President of Hopewell Co.
(insurance agency). He has been a director of the Company since 1971.

Term expires in 1999:

Russell M. Brooks, age 46, is Financial Analyst of Kentucky
Bank.  He has been a director of the Company since December
19, 1995.

Henry Hinkle, age 46, is President of Hinkle Construction
Company.  He has been a director of the Company since 1979.

Theodore Kuster, age 54, is a farmer and thoroughbred horse breeder. He has been a director of the Company since 1979.

Robert G. Thompson, age 48, is a farmer and thoroughbred horse breeder. He has been a director of the Company since
1991.

Term expires in 2000:

William R. Stamler, age 63, is Chairman of Signal
Investments, Inc. He has been a director of the Company since 1988.

Buckner Woodford, age 53, is President and Chief Executive
Officer of Bourbon Bancshares, Inc. and Kentucky Bank. He has been a director of the Company since 1971.

Item 11.  Executive Compensation

The following table sets forth information with respect to the compensation of the President and Chief Executive
Officer of the Company. No other executive officer earned total salary and bonus in excess of $100,000.

             Annual Compensation
                                                      Other      Options
     Name                Year  Salary    Bonus     Compensation  Granted
Buckner Woodford         1997 $150,000  $  4,879      (1)         1,600
Buckner Woodford         1996 $136,500  $  1,505      (1)         3,000
Buckner Woodford         1995 $125,000  $  6,250      (1)             0
Buckner Woodford         1994 $120,000  $  5,990      (1)         2,000

(1) Less than the lesser of $50,000 or 10% of annual salary and bonuses.

The following table contains information regarding the grant of stock options under the Company's stock option plan to the Chief Executive Officer during the year ended December 31, 1997. In addition, in accordance with rules of the Securities and Exchange Commission, the following table sets forth the hypothetical grant date present value with respect to the referenced options, using the Black-Scholes Option Pricing Model.

    Option Grants in the Last Fiscal Year

                              % of Total
                               Options                          Grant
                      Shares  Granted to  Exercise              Date
                     Granted  Employees    Price   Expiration  Present
      Name              (#)    in 1997     ($/Sh)     Date     Value($)

Buckner Woodford       1,600    15.4%       $25.00    1/6/07   $12,192


The following table sets forth certain information regarding options exercised by the Chief Executive Officer during calendar year 1997 and unexercised stock options held by him as of December 31, 1997.

Aggregated Option Exercises in Calendar 1997 and Year-end Stock Option Values

                   Shares                 Number of Securities        Value of Unexercised
                  Acquired     Value     Underlying Unexercised             In-the-Money
                 on Exercise  Realized  Options/SARs at 12/31/97    Options/SARs at 12/31/97
     Name           (#)          ($)    Exercisable/Unexercisable  Exercisable/Unexercisable
Buckner Woodford    None        N/A             2,872/5,068            $27,904/$31,061


Compensation of Directors

Directors are paid $300 for each board meeting attended and $100 for each committee meeting attended.

Pension Plan Table

The following table sets forth the annual benefits which an eligible employee would receive under the Company's qualified defined benefit pension plan based on remuneration that is covered under the plan and years of service with the Company and its subsidiaries.

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

In general, a participant's remuneration covered by the Company's pension plan is his or her average annual cash compensation (W-2 earnings) for the last 5 years. The years of service for Mr. Woodford are 26 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Set forth below are the number of shares of the Company's common stock beneficially owned by each director and executive officer, and all current directors and executive officers as a group as of December 31, 1997.

     Name                 Shares Beneficially Owned(1)
                             Number           Percentage

William Arvin (2)            15,616               1.1%

Russell M. Brooks (3)        12,597               *

Gregory J. Dawson (4)         6,880               *

James L. Ferrell, M.D. (5)   15,470               1.1%

Henry Hinkle (6)             10,775               *

Theodore Kuster (7)           8,885               *

Joseph B. McClain (8)        21,568               1.5%

William R. Stamler (9)       15,380               1.1%

Robert G. Thompson (10)       3,220               *

Buckner Woodford (11)       128,351               8.9%

All directors and officers
(10 persons) as a group
(consisting of those
persons named above)        238,742               16.5%

*  Less than 1%

1)   Beneficial ownership as reported in the
  above table has been determined in accordance with Rule 13d-3 under the Exchange Act.
  Unless otherwise indicated, beneficial
  ownership includes both sole or shared voting and sole or shared investment power.
2)   Includes 5,929 shares held in a
  retirement account, 5,984 shares held of record by Mr. Arvin's wife, as to which Mr.
  Arvin disclaims beneficial ownership and
  3,638 held jointly with his wife.
3)   Includes 7,797 share held in a
  retirement account and 4,700 shares held jointly with his wife.
4)   Includes 2,500 shares held jointly with
  his wife and 4,380 shares that Mr. Dawson may acquire upon exercise of outstanding stock options.
5)   Includes 2,500 shares held in a
  retirement account and 520 shares that Mr.
  Ferrell may acquire upon exercise of
  outstanding stock options.  Also, includes
  1,500 shares held by Dr. Ferrell's wife, as to which Dr. Ferrell disclaims beneficial ownership.

6)
  Includes 500 shares held by his wife and 320 shares held by three sons, as to which Mr. Hinkle disclaims beneficial ownership. Includes 8,835 shares held of record by Hinkle Contracting Company, as to which Mr. Hinkle, as president, has shared voting power. Also includes 520 shares that Mr. Hinkle may acquire upon exercise of outstanding stock options.
7)   Includes 3,135 share held of record by
  Mr. Kuster's wife, as to which Mr. Kuster disclaims beneficial ownership. Also includes 2,500 shares held in a retirement account and 520 shares that Mr. Kuster may acquire upon exercise of outstanding stock options.
8) Includes 520 shares that Mr. McClain may acquire upon exercise of outstanding stock options. Also includes 9,400 shares held of record by Mr. McClain's wife, as to which Mr.
  McClain disclaims beneficial ownership.
9)   Includes 2,000 shares held by Signal
  Investments Corporation, as to which Mr.
  Stamler, as the chief executive officer and majority shareholder of such corporation, has sole voting and investment power. Also includes 520 shares that Mr. Stamler may acquire upon exercise of outstanding stock options.
10)  Includes 520 shares that Mr. Thompson
  may acquire upon exercise of outstanding stock options.
11)  Includes 4,000 shares held by his wife
  and 5,180 shares held by two sons, as to which Mr. Woodford disclaims beneficial ownership. Also includes 1,104 shares held in a retirement account and 2,872 shares that Mr. Woodford may acquire upon exercise of outstanding stock options.

The following table sets forth as of December 31, 1997 the persons known by the Company to own beneficially (as determined in accordance with the rules and regulations of the Commission) more than 5% of the outstanding common stock.

Name and Address         Shares Beneficially
of Beneficial Owner      Owned            Percentage

Buckner Woodford              128,351         8.9%
340 Stoner Avenue
Paris, Kentucky 40361

Item 13.  Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of and had transactions with the Company's subsidiary bank in the ordinary course of business during the year ended December 31, 1997. Similar transactions may be expected to take place with the Company's subsidiary bank in the future. Outstanding loans and commitments made by such subsidiary bank in transactions with the Company's directors and officers and their associates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Certain directors and executive officers were loan customers of the subsidiaries and outstanding loans were $1.8 million as of December 31, 1997 and 1996. See Note 5 - Loans in the notes to consolidated financial statements included as Exhibit 13.

Item 14.  Exhibits and Reports on Form 8-K

(a) The following exhibits are incorporated by reference herein or made a part of this Form 10-K:

11   Computation of earnings per share

13   Financial Statements:
          Consolidated Balance Sheets - December 31, 1997
          and 1996
          Consolidated Statements of Income - Years Ended
          December 31, 1997, 1996 and 1995
          Consolidated Statements of Stockholders' Equity -
          Years Ended December 31, 1997, 1996 and 1995
          Consolidated Statements of Cash Flows - Years
          Ended December 31, 1997, 1996 and 1995
          Notes to Consolidated Financial Statements
          Independent Auditor's Report

21   Subsidiaries of Registrant

23   Consent of Eskew & Gresham, P.S.C.

(b)  Current Reports on Form 8-K during the quarter ended
December 31, 1997
     None

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bourbon Bancshares, Inc.
By:  __/S/ Buckner Woodford____
Buckner Woodford, President and Chief Executive Officer,
Director
March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__/S/ Buckner Woodford_______      March 26, 1998
Buckner Woodford, President and Chief Executive Officer,
Director

  /S/ Gregory J. Dawson______      March 26, 1998
Gregory J. Dawson, Chief Financial and Accounting Officer

  /S/ James L. Ferrell_______      March 26, 1998
James L. Ferrell, M.D., Chairman of the Board, Director

_____________________________      March 26, 1998
William Arvin, Director

  /S/  Russell M. Brooks_____      March 26, 1998
Russell M. Brooks, Director

_____________________________      March 26, 1998
Henry Hinkle, Director

_____________________________      March 26, 1998
Theodore Kuster, Director

  /S/  Joseph B. McClain_____      March 26, 1998
Joseph B. McClain, Director

_____________________________      March 26, 1998
William R. Stamler, Director

__/S/ Robert G. Thompson_____      March 26, 1998
Robert G. Thompson, Director

INDEX TO EXHIBITS


   Exhibit
    Number     Description of Document

     11   Computation of earnings per share

     13   Bourbon Bancshares, Inc. 1997 Annual Report

     21   Subsidiaries of the Registrant

     23   Consent of Eskew & Gresham, P.S.C.

Exhibit 11     Computation of earnings per share

     Primary earnings per share for 1997 are calculated by dividing the net income of $3.4 million by the sum of the average shares outstanding of 1,396 thousand shares and the dilutive effect of shares under option of 26 thousand shares for a total of 1,422 thousand average shares. The average fully diluted share are 1,422 thousand shares.

Exhibit 13

BOURBON BANCSHARES, INC.

ANNUAL REPORT 1997

Our Shareholders:

Our company enjoyed growth in both size and profitability this past year. After consolidating all operations under one charter in 1996, we concentrated on promoting the name of Kentucky Bank throughout central Kentucky in 1997. The strategy of locating in rapidly growing, smaller communities that surround Lexington is producing results.

The bank reached a new threshold in loan demand; our portfolio of outstanding loans grew by 16% during the year.
Our deposit growth was not as strong, measuring a 4.4% increase. In today's economy most banks are seeing their loans outgrow deposits.

Earnings per share assuming dilution were $2.40, a 20% increase from the prior year. The combination of strong loan demand with good expense control helped produce these favorable results. Dividends per share were also increased in 1997, as they have each year since 1982.

A new branch office is being built in Georgetown. During this decade Scott County has been the fastest growing county in central Kentucky. Our new office should open around mid-year. We believe this will strengthen our market position.

In recent months competition by banks moving into the high growth communities we are located in has increased. The ever-increasing competitive challenges put pressure on our spreads. In spite of this, we feel we are well positioned to take advantage of the economic growth in our markets.

In conclusion, let me thank our shareholders for their support of Kentucky Bank. I hope to see at our annual shareholders meeting, May 4, 1998, held at Kentucky Bank in Paris. We expect 1998 to be another good year for our business.



Buckner Woodford

FINANCIAL HIGHLIGHTS

BOURBON BANCSHARES, INC.        1997    1996    1995

   Assets ($ millions)       $  291  $  272  $  269

   Net Income ($ thousands)  $3,408  $2,887  $2,488

Per Share Results

   Earnings
      (assuming dilution)  $ 2.40  $ 2.00  $ 1.71

   Dividends               $  .72  $  .64  $  .60

Shareholder Information

CORPORATE HEADQUARTERS
Bourbon Bancshares, Inc.
4th and Main Street
Paris, Kentucky  40361
606-987-1795

ANNUAL MEETING
The annual meeting of shareholders of Bourbon Bancshares, Inc. Will be held Monday, May 4, 1998 at 9:00 a.m. in the corporate headquarters.

MARKET MAKERS

Morgan Keegan & Co.
489 East Main Street
Lexington, Kentucky  40507
1-800-937-0161

Hilliard Lyons
West Vine Street, Suite 400
Lexington, Kentucky  40507
1-800-944-2663

OTC Bulletin Board
Symbol:  BBON

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT
Kentucky Bank
Trust Department
606-987-1795, ext. 316

INVESTOR INFORMATION
Any individual requesting general information or a copy of the Corporation's 1997 Form 10-K may obtain these by writing
Investor Relations at the Corporate Headquarters.

   BOURBON BANCSHARES, INC. AND SUBSIDIARY


  AUDITED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

   BOURBON BANCSHARES, INC. AND SUBSIDIARY
         CONSOLIDATED BALANCE SHEETS

                                                            December 31
   ASSETS                                             1997           1996
Cash and cash equivalents:
   Cash and due from banks                       $  12,274,875   $  9,115,503
   Federal funds sold                                        0         75,000
    Total cash and cash equivalents              $  12,274,875   $  9,190,503
Investment securities:
   Available for sale                               66,100,663     76,226,956
   Held to maturity (fair value of $16,410,523 and
     $16,990,060 for 1997 and 1996, respectively)   15,602,778     16,313,453
Federal Home Loan Bank stock                         2,905,200      2,705,600
Loans held for sale                                  5,418,297        862,947

Loans                                             $179,799,013   $158,956,446
  Unearned income                                      (56,870)      (154,583)
  Allowance for loan losses                         (2,321,536)    (2,101,081)
     Net loans                                    $177,420,607   $156,700,782

Bank premises and equipment, net                     5,765,310      5,004,245
Interest receivable                                  2,855,565      2,737,900
Deferred income taxes                                   27,696        136,061
Intangible assets                                    2,103,688      2,266,454
Other assets                                           180,110        307,778

TOTAL ASSETS                                      $290,654,789   $272,452,679

   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                           $ 33,481,215   $ 32,489,556
   Time deposits, $100,000 and over                 22,573,181     20,103,668
   Other interest bearing                          185,270,925    178,477,487
     Total deposits                               $241,325,321   $231,070,711
Federal funds purchased                              2,375,000              0
Securities sold under agreements to repurchase       4,614,607      2,835,954
Federal Home Loan Bank advances                     10,236,291     10,534,031
Notes payable                                          750,000        750,000
Treasury tax and loan note                           1,717,999        573,543
Interest payable                                     1,900,824      1,363,573
Other liabilities                                    1,018,629        691,388
    Total liabilities                             $263,938,671   $247,819,200

STOCKHOLDERS' EQUITY
 Preferred stock, 300,000 shares authorized and
  unissued                                        $          0   $          0
 Common stock, no par value; 3,000,000 shares
  authorized; 1,394,562 and 1,412,829 shares
  issued and outstanding in 1997 and 1996,
  respectively                                       6,332,861      6,392,329
 Retained earnings                                  20,150,369     18,239,684
 Net unrealized gains on investment securities         232,888          1,466
    Total stockholders' equity                    $ 26,716,118   $ 24,633,479

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $290,654,789   $272,452,679

See notes to consolidated financial statements.

   BOURBON BANCSHARES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31

                                               1997        1996        1995
INTEREST INCOME:
 Loans, including fees                     $15,483,271 $13,774,234 $13,411,005
 Investment securities -
  U. S. Treasury obligations                 1,482,218   1,328,163   1,807,052
  Obligations of U.S. government agencies 2,436,756 2,449,743 2,404,994 Obligations of states and political
   subdivisions                              1,174,113   1,208,098   1,247,221
  Other securities                             221,179     280,524     375,916
 Federal funds sold                            159,833     297,418     272,640
 Deposits in other bank                          4,094      86,573     139,126
                                           $20,961,464 $19,424,753 $19,657,954
INTEREST EXPENSE:
 Deposits                                  $ 9,480,440 $ 8,806,069 $ 8,758,056
 Federal funds purchased and securities
  sold under agreements to repurchase          234,521     175,745     174,616
 Notes payable and other borrowed funds        699,754     857,033   1,493,373
                                           $10,414,715 $ 9,838,847 $10,426,045

Net interest income                        $10,546,749 $ 9,585,906 $ 9,231,909
Provision for loan losses                      492,800     401,965     395,794
Net interest income after provision for
  loan losses                              $10,053,949 $ 9,183,941 $ 8,836,115

OTHER INCOME:
 Service charges                           $ 1,674,348 $ 1,507,506 $ 1,353,839
 Loan servicing income                         257,953     255,426     236,488
 Trust department income                       237,254     205,740     235,412
 Investment securities gains (losses), net      13,686     (12,839)    (55,792)
 Gains on sale of loans                         72,236     200,366      64,853
 Other                                         134,510     127,850     218,345
                                           $ 2,389,987 $ 2,284,049 $ 2,053,145
OTHER EXPENSES:
 Salaries and wages                        $ 3,478,238 $ 3,283,091 $ 3,084,993
 Employee benefits                             795,784     722,031     733,756
 Occupancy expenses                          1,002,137     931,434     860,526
 FDIC assessment                                54,281     412,483     324,673
 Amortization                                  346,891     314,553     397,889
 Taxes other than payroll, property and
  income                                       287,718     255,055     209,865
 Advertising                                   276,430     261,929     221,310
 Other                                       1,646,499   1,534,013   1,850,665
                                           $ 7,887,978 $ 7,714,589 $ 7,683,677

Income before income taxes                 $ 4,555,958 $ 3,753,401 $ 3,205,583

Provision for income taxes                   1,147,924     866,295     717,389

NET INCOME                                 $ 3,408,034 $ 2,887,106 $ 2,488,194

Earnings per share                         $      2.44 $      2.03 $      1.74
Earnings per share assuming dilution       $      2.40 $      2.00 $      1.71

See notes to consolidated financial statements.

   BOURBON BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                            Net          Total
                                              Common       Retained     Unrealized    Stockholders'
                                               Stock       Earnings     Gain (Loss)      Equity
Balances, January 1, 1995                   $ 6,409,683   $14,950,308   $(1,404,598)   $19,955,393

Issuance of 7,378 shares of common stock
    (including employee gifts of 18 shares)      46,605             0             0         46,605

Exercise of stock options at Jessamine           25,481             0             0         25,481

Net change in unrealized gain                         0             0     1,415,560      1,415,560

Net income                                            0     2,488,194             0      2,488,194

Dividends paid - Company ($.60 per share)             0      (749,540)            0       (749,540)

Dividends paid - Jessamine ($.60 per share)           0       (69,801)            0        (69,801)

Adjustment to conform pooled Company's
  fiscal year end - Net income                        0        54,745             0         54,745

BALANCES, DECEMBER 31, 1995                 $ 6,481,769   $16,673,906   $    10,962    $23,166,637

Issuance of 129 shares of common stock
  (including employee gifts of 49 shares)           960             0             0            960

Purchase of 20,000 shares of common stock       (90,400)     (409,764)            0       (500,164)

Net change in unrealized gain                         0             0        (9,496)        (9,496)

Net income                                            0     2,887,106             0      2,887,106

Dividends paid - Company (.64 per share)              0      (911,564)            0       (911,564)

BALANCES, DECEMBER 31, 1996                 $ 6,392,329   $18,239,684   $     1,466    $24,633,479

Issuance of 6,130 shares of common stock
  (including employee gifts of 50 shares)        50,948             0             0         50,948

Purchase of 24,397 shares of common stock      (110,416)     (492,196)            0       (602,612)

Net change in unrealized gain                         0             0       231,422        231,422

Net income                                            0     3,408,034             0      3,408,034

Dividends paid - Company ($.72 per share)             0    (1,005,153)            0     (1,005,153)

BALANCES, DECEMBER 31, 1997                 $ 6,332,861   $20,150,369   $   232,888    $26,716,118


See notes to consolidated financial statements.


   BOURBON BANCSHARES, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Year Ended December 31
                                                        1997           1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  3,408,034   $  2,887,106   $  2,488,194
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        946,973        870,092        813,820
   Investment securities amortization (accretion),
     net                                                 23,081        149,205        (83,805)
   Provision for loan losses                            492,800        401,965        396,694
   Deferred income taxes                                (10,853)       168,544        (74,853)
   Investment securities (gains) losses, net            (13,686)        12,839         55,792
   Originations of loans held for sale              (18,313,521)   (21,077,087)   (20,868,849)
   Proceeds from sale of loans                       18,428,256     21,778,522     21,126,209
   Capitalization of mortgage servicing rights         (184,125)      (215,812)             0
   Gains on sale of loans                               (72,236)      (200,366)       (68,015)
   Losses (gains), including write-downs, on real
     estate acquired through foreclosure, net            23,345         10,934        (95,961)
   Adjustment to conform pooled Company's
     fiscal year end - net income                             0              0         54,745
   Changes in:
     Interest receivable                               (117,665)       (26,485)       (43,918)
     Other assets                                      (150,938)           398         89,594
     Interest payable                                   537,251        110,322        252,595
     Other liabilities                                  327,241       (108,589)      (691,179)
      Net cash provided by operating activities    $  5,323,957   $  4,761,588   $  3,351,063

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale       $(26,873,621)  $(47,176,494)  $(16,489,439)
  Proceeds from sales and calls of securities
   Available for sale                                17,343,034     13,512,387     22,545,152
  Proceeds from principal payments and maturities
   of securities available for sale                  19,982,850     33,441,384      6,950,257
  Purchases of investment securities held to
   maturity                                            (785,000)    (1,375,000)    (7,495,437)
  Proceeds from maturities of investment securities
   held to maturity                                   1,510,950      1,520,000      3,348,173
  Net change in loans                               (25,886,674)    (5,883,441)    (8,151,059)
  Purchases of bank premises and equipment           (1,284,947)    (1,307,597)      (306,493)
 Proceeds from sales of real estate acquired
  through foreclosure                                    55,661        508,437        447,500
  Net cash (used in) provided by investing
   activities                                      $(15,937,747)  $ (6,760,324)  $    848,654


See notes to consolidated financial statements.


   BOURBON BANCSHARES, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (CONTINUED)


Year Ended December 31

                                                        1997          1996          1995
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                           $ 10,254,610  $ 17,722,380  $(10,461,498)
  Net change in securities sold under agreements
   to repurchase and federal funds purchased          4,153,653    (7,524,219)    5,413,919
  Advances from Federal Home Loan Bank                        0       400,000       400,000
  Payments on Federal Home Loan Bank advances          (297,740)   (8,937,095)   (1,934,479)
  Net change in treasury tax and loan note            1,144,456       492,412      (157,268)
  Proceeds from notes payable                           450,000       330,000             0
  Payments on notes payable                            (450,000)     (930,000)   (1,100,000)
  Proceeds from issuance of common stock                 50,948           960        72,086
  Purchase of common stock                             (602,612)     (500,164)            0
  Dividends paid                                     (1,005,153)     (911,564)     (819,341)
  Net cash provided by (used in) financing
    activities                                     $ 13,698,162  $    142,710  $ (8,586,581)

Net increase (decrease) in cash and cash
 equivalents                                       $  3,084,372  $ (1,856,026) $ (4,386,864)

Cash and cash equivalents at beginning of year        9,190,503    11,046,529    15,433,393

CASH AND CASH EQUIVALENTS AT END OF YEAR           $ 12,274,875  $  9,190,503  $ 11,046,529

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for -
   Interest expense                                $  9,877,464  $  9,728,525  $ 10,576,530
   Income taxes                                    $  1,100,000  $    787,008  $    571,127

SUPPLEMENTAL SCHEDULES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Investment securities transferred from
   securities held to maturity to securities
   available for sale                              $          0  $          0  $ 14,303,320
  Real estate acquired through foreclosure         $          0  $    541,377  $    102,712
  Transfer of loans to loans held for sale         $  4,597,849  $          0  $          0




See notes to consolidated financial statements.

   BOURBON BANCSHARES, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Basis of Presentation - The consolidated financial statements include the accounts of Bourbon Bancshares, Inc. (the Company) and its wholly owned subsidiary, Kentucky Bank (the Bank). All material intercompany transactions and balances have been eliminated.

     In December 1995, the Company acquired Jessamine First
Federal Savings and Loan Association (Jessamine) in a business combination accounted for as a pooling of interests. The accompanying consolidated financial statements for 1995 are based on the assumption that the companies were combined for the full year.

     During 1996, the federal thrift charters of Kentucky Savings Bank, FSB and Jessamine were terminated and both entities became branches of the Bank. The dissolution of these entities and termination of their respective charters did not have a material effect on the consolidated financial statements.

     B. Nature of Operations - The Bank operates under a state bank charter and provides full banking services, including trust services. As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance
Corporation (FDIC). The Company, a bank holding company, is also regulated by the Federal Reserve.

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

     E. Investment Securities - The Company classifies its investment securities portfolio into three categories: trading securities, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading.

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

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

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

     G. Loan Servicing - The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The
Bank receives a normal servicing fee from the FHLMC on each loan sold. Servicing rights are capitalized based on fair value.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

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

     The Company uses the liability method for computing deferred income taxes. Under the liability method, deferred income taxes are based on the change during the year in the deferred tax liability or asset established for the expected future tax consequences of differences in the financial reporting and tax bases of assets and liabilities. The differences relate principally to premises and equipment, accrued pension, premium on loans and deposits purchased, unrealized gains (losses) on investment securities available for sale, mortgage servicing rights, FHLB stock, and the allowance for loan losses.

     K. Intangible Assets - Intangible assets include a premium on deposits paid in connection with the acquisition of a branch which is being amortized on a straight-line basis over ten years, capitalized mortgage servicing rights which are being amortized over the life of the related loans and organization costs which are being amortized on a straight-line basis over five years.

     L. Marketing Expense - The Company charges all marketing expenses to operations when incurred. No amounts have been established for any future benefits relative to these expenditures.

     M. Effect of New Accounting Standards - The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting guidance regarding various financial instruments and related transactions. The Statement was adopted by the Company, as required, on January 1, 1997. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that all items that are components of comprehensive income (defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners"), be reported in a financial statement that is displayed with the same prominence as other financial statements. Companies will be required to (a) classify items of other comprehensive income by its nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The new guidance is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior periods presented. The requirements are disclosure-related and its implementation will have no impact on the Company's financial condition or results of operations.

     N. Per Share Information - In the last quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share", under which basic and diluted earnings per share are computed. Prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

     O. Reclassifications - Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to classifications used in 1997.

2.   BUSINESS COMBINATION

     In December 1995, Jessamine became a wholly owned subsidiary of the Company through the exchange of 244,439 shares of the Company's common stock for all of the outstanding stock of Jessamine. Summarized results of operations of the separate companies for the years ended
December 31, 1995 and September 30, 1995, the Company's and
Jessamine's respective fiscal year-ends are as follows:

                                             Company     Jessamine

     Interest income                       $17,165,150   $2,492,804
     Interest expense                        9,010,818    1,415,227
     Net interest income                   $ 8,154,332   $1,077,577
     Provision for loan losses                 390,504        5,290
     Net interest income after
      provision for loan losses            $ 7,763,828   $1,072,287
     Other income                            2,002,929       50,216
     Other expenses                          6,899,450      784,227
     Provision for income taxes                601,567      115,822
     Net income                            $ 2,265,740   $  222,454

     Prior to the pooling, Jessamine's fiscal year ended September 30. Subsequent to the pooling, Jessamine changed its year-end to December 31 to conform with that of the Company. The 1995 statement of income includes Jessamine and the Company's results of operations for their respective fiscal year-ends. During the three months ended December 31, 1995, Jessamine reported net interest income of $237,587 and net income of $54,745. In order to reflect this change in fiscal year-end, retained earnings has been increased by Jessamine's reported net income for the three-month period. The 1995 statement of cash flows includes Jessamine's fiscal year and the activity for the three months ended December 31, 1995.

3.   RESTRICTIONS ON CASH AND DUE FROM BANKS

     Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal
Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal
Reserve Board of Governors. The average requirement was $4,345,000 at December 31, 1997.

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

     Amortized cost and fair value of investment securities,
by category, at December 31, 1997 are as follows:
                                Amortized   Unrealized  Unrealized    Fair
                                   Cost       Gains      Losses       Value
Available for sale:
 U.S. Treasury securities      $18,983,175  $ 88,978    $   (278)  $19,071,875
 Obligations of U.S. government
  Agencies                      10,487,431         0      (1,931)   10,485,500
  Obligations of states and
   political Subdivisions        3,942,551   134,644           0     4,077,195
 Asset-backed securities        32,334,645   303,520    (172,072)   32,466,093
  Total available for sale     $65,747,802  $527,142   $(174,281)  $66,100,663

Held to maturity:
  Obligations of states and
   political Subdivisions      $15,602,778  $807,926   $    (181)  $16,410,523

     Amortized cost and fair value of investment securities,
by category, at December 31, 1996 are as follows:
                               Amortized   Unrealized  Unrealized    Fair
                                 Cost        Gains      Losses       Value
Available for sale:
 U. S. Treasury securities    $24,513,413  $ 67,277   $  (9,284)  $24,571,406
 Obligations of U.S.
  government agencies           8,984,521     3,697      (4,407)    8,983,811
 Obligations of states and
  political subdivisions        3,943,463    83,161     (15,044)    4,011,580
 Asset-backed securities       38,783,338   198,191    (321,370)   38,660,159
  Total available for sale    $76,224,735  $352,326   $(350,105)  $76,226,956

Held to maturity:
  Obligations of states and
   political subdivisions     $16,313,453  $706,050   $ (29,443)  $16,990,060

     The amortized cost and fair value of investment securities at December 31, 1997, by category and contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Amortized
                                           Fair

Cost       Value
Available for sale:
  Due in one year or less                 $20,783,132    $20,811,096
  Due after one year through five years    10,293,720     10,376,240
  Due after five years through ten years    1,462,602      1,546,367
  Due after ten years                         873,703        900,867
                                          $33,413,157    $33,634,570
  Asset-backed securities                  32,334,645     32,466,093
    Total available for sale              $65,747,802    $66,100,663

Held to maturity:
  Due in one year or less                 $   344,190    $   347,333
  Due after one year through five years     3,809,838      3,978,232
  Due after five years through ten years    9,002,344      9,531,675
  Due after ten years                       2,446,406      2,553,283
    Total held to maturity                $15,602,778    $16,410,523

     Proceeds from sales and calls of investment securities during 1997, 1996 and 1995 were $17,343,034, $13,512,387 and
$22,545,152, respectively. Gross gains of $31,347, $30,211
and $49,510 and gross losses of $17,661, $43,050 and $105,302, respectively, were realized on those sales and calls.

     Investment securities with an approximate carrying value of $56,631,000 and $37,378,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

5.      LOANS

     Major classifications of loans are summarized as follows:

                                              1997           1996

     Commercial                           $ 10,643,958   $ 10,216,331
     Real estate construction                7,656,856      4,200,111
     Real estate mortgage                  108,048,265     98,429,977
     Agricultural                           37,924,098     30,947,231
     Consumer                               15,238,753     14,789,144
     Other                                     287,083        373,652
                                          $179,799,013   $158,956,446

     Changes in the allowance for loan losses were as follows:


                                     1997         1996         1995

     Balance, beginning of year   $2,101,081   $1,860,093   $1,648,210
     Charge-offs                    (355,123)    (213,328)    (231,889)
     Recoveries                       82,778       52,351       47,978
     Provision for loan losses       492,800      401,965      395,794
     Balance, end of year         $2,321,536   $2,101,081   $1,860,093

     Impaired loans totaled $333,000 and $251,000 at December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans during 1997, 1996 and 1995 was $292,000, $298,000 and $428,000, respectively. The total allowance for loan losses related to these loans was $57,000 and $28,000 at December 31, 1997 and 1996, respectively. Interest income on impaired loans of $23,000, $55,000 and $34,000 was recognized for cash payments received in 1997, 1996 and 1995, respectively.

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $91,423,000 and $86,138,000 at December 31, 1997 and 1996, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $545,000 and $540,000 at December 31, 1997 and 1996, respectively.

     Mortgage servicing rights of $184,125 and $215,812 were capitalized in 1997 and 1996, respectively. Amortization of mortgage servicing rights was $58,699 and $26,361 in 1997 and 1996, respectively.

     Certain directors and executive officers of the Company and companies in which they have beneficiary ownership were loan customers of the Bank during 1997 and 1996. Total loans to these persons were approximately $1,824,000 and $1,828,000 at December 31, 1997 and 1996, respectively.
Such loans were made in the ordinary course of business at the Bank's normal credit terms and interest rates. An analysis of the activity with respect to all director and executive officer loans is as follows:


                                                 1997             1996

     Balance, beginning of year               $ 1,828,000     $ 2,663,000
     Additions, including loans now meeting
       disclosure requirements                  1,381,000       1,211,000
     Amounts collected, including loans no
       longer meeting disclosure requirements  (1,385,000)     (2,046,000)
     Balance, end of year                     $ 1,824,000     $ 1,828,000

6.   BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are summarized as follows:

                                               1997           1996

     Land and buildings                    $ 6,371,645    $ 5,235,823
     Furniture and equipment                 4,429,043      3,948,079
     Construction in progress                   27,082        358,920
                                           $10,827,770    $ 9,542,822
     Less accumulated depreciation          (5,062,460)    (4,538,577)
                                           $ 5,765,310    $ 5,004,245

     Depreciation expense was $523,882, $479,338 and $408,244 in 1997, 1996 and 1995, respectively.

7.   DEPOSITS

     At December 31, 1997, the scheduled maturities of time deposits are as follows:

        1998                             $ 94,485,845
        1999                               21,589,303
        2000                                2,779,409
        2001                                  334,458
        2002 and thereafter                   695,460
                                         $119,884,475

     Certain directors and executive officers of the Company and companies in which they have beneficiary ownership, are deposit customers of the Bank. The amount of these deposits was approximately $2,393,000 and $2,272,000 at December 31, 1997 and 1996, respectively.

8.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The securities underlying the agreements are maintained in a third-party custodian's account under a written custodial agreement. Information concerning securities sold under agreements to repurchase for 1997 and 1996 is summarized as follows:


                                                   1997          1996

     Average daily balance during the year      $4,103,000    $3,342,000
     Average interest rate during the year            5.03%         5.01%
     Maximum month-end balance during the year  $4,895,000    $4,668,000
     Carrying and fair value of U.S. Treasury
        securities underlying the agreements    $6,895,000    $8,815,000

9.   FEDERAL HOME LOAN BANK ADVANCES

     The Bank owns stock of the Federal Home Loan Bank
(FHLB) of Cincinnati, Ohio. This stock allows the Bank to borrow advances from the FHLB which the Bank uses to fund fixed-rate mortgages.

     At December 31, 1997 and 1996, $10,236,291 and
$10,534,031, respectively, represented the balance due on the above advances from the FHLB. All advances are paid either on a monthly basis or at maturity, over remaining terms of one to six years, with interest rates ranging from 5.05% to 6.80%. Advances are secured by the FHLB stock and all single family first mortgage loans. Scheduled principal payments due on advances during the years subsequent to December 31, 1997 are as follows: 1998 - $7,286,309; 1999 -
$302,254; 2000 - $1,240,318; 2001 - $237,970; 2002 -
$251,637; years thereafter - $917,803.

10.  NOTES PAYABLE

     Notes payable are summarized as follows:
                                                       1997       1996
     Promissory note, principal due at November 1,
     2003, interest payable annually at 12%,
     secured by real estate                          $750,000   $750,000

     Revolving $500,000 line of credit, interest
     payable quarterly at the prime rate,
     maturing June 30, 1998 secured by 100% of
     the common stock of the Bank                           0          0
                                                     $750,000   $750,000

11.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                    1997         1996        1995

     Current payable           $1,158,777     $ 697,751   $ 793,478
     Deferred                     (10,853)      168,544     (76,089)
                               $1,147,924     $ 866,295   $ 717,389

     Interest income totaling $1,336,597, $1,371,098 and $1,380,869 for 1997, 1996 and 1995, respectively, is exempt from federal income taxes; accordingly, the tax provision is less than that obtained by using the statutory federal income tax rate.

     The income tax expense (benefit) related to investment securities gains and losses was $4,653, $(4,365) and $(18,969) for 1997, 1996 and 1995, respectively.

     The Company's deferred tax assets and liabilities at December 31 are shown below. No valuation allowance for the realization of deferred tax assets is considered necessary.

                                              1997       1996
     Deferred tax assets:
      Allowance for loan losses            $ 596,087   $449,757
      Premium on deposits purchased           97,641     68,139
      Accrued pension expense                      0     13,886
      Deferred loan fees                      19,336          0
      Other                                   28,119     18,842

                                                   1997         1996
     Deferred tax liabilities:
      Bank premises and equipment                (129,217)   (117,104)
      Unrealized gain on investment securities   (119,972)       (755)
      FHLB stock                                 (306,289)   (239,785)
      Mortgage servicing rights                  (107,058)          0
      Premium on loans purchased                  (31,596)    (47,887)
      Other                                       (19,355)     (9,032)
          Net deferred tax asset                $  27,696   $ 136,061

     An analysis of the differences between the effective
tax rates and the statutory U.S. federal income tax rate is
as follows:
                                            1997
                                                 1996     1995

     U. S. federal income tax rate                 34.00%      34.00%   34.00%
     Changes from the statutory rate:
     Tax-exempt investment income                  (9.97)     (12.42)  (14.43)
     Non-deductible interest expense
      related to carrying tax-exempt investments    1.25        1.53     1.45
     Other                                         (0.08)      (0.03)    1.35
                                                   25.20%      22.37%   23.08%

12.  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 1997, 1996 and 1995 is presented below.

                                                      Year Ended
                                             1997        1996         1995
     Earnings Per Share
      Net income available to common
         stockholders                    $3,408,034   $2,887,106   $2,488,194

      Weighted average common shares
             outstanding                  1,396,201    1,424,704    1,430,025

        Earnings per share               $     2.44   $     2.03   $     1.74

     Earnings Per Share Assuming Dilution
      Net income available to common
         stockholders                    $3,408,034   $2,887,106   $2,488,194

                                                      Year Ended

                                                1997        1996        1995
      Weighted average common shares
       outstanding                           1,396,201   1,424,704   1,430,025

      Add dilutive effects of assumed
       exercise of stock options                25,596      18,771      27,884

      Weighted average common and dilutive
       potential common shares outstanding   1,421,797   1,443,475   1,457,909

      Earnings per share assuming dilution   $    2.40   $    2.00   $    1.71

     Stock options for 12,400 shares of common stock were not considered in computing earnings per share for 1996 because they were antidilutive.

13.  RETIREMENT PLANS

     The Company has a defined benefit pension plan covering substantially all of its employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Benefits are based on one percent of employee average earnings for the previous five years times years of credited service. Pension expense was $127,182, $105,161 and $99,110 for 1997, 1996 and 1995, respectively.

     The following table sets forth the plan's funded status and amounts recognized in the accompanying consolidated financial statements at December 31, 1997 and 1996:

                                                    1997           1996
Actuarial present value of benefit obligations:

 Accumulated benefit obligations, including
  vested benefits of $1,191,449 and
  $1,044,494, respectively                       $ 1,213,751     $ 1,060,869

Projected benefit obligations for services
 rendered to date                                $(1,833,910)    $(1,623,500)
Plan assets at fair value, U.S. Treasury and
 agency securities and mutual funds                1,995,586       1,718,776
Plan assets in excess of projected benefit
 obligation                                      $   161,676     $    95,276
Unrecognized net gain                               (137,428)       (131,657)
Unrecognized net asset at January 1, 1989,
 being recognized over 20 years                       (4,089)         (4,461)

Prepaid (accrued) pension cost included in other
  assets (liabilities)                           $    20,159     $   (40,842)

                                           1997          1996        1995
Net periodic pension cost for 1997 and
 1996 include the following components:
 Service cost                            $(137,229)   $(118,339)   $(107,311)
 Interest cost                            (126,623)    (112,826)    (100,961)
 Actual return on plan assets              110,322       84,108       92,349
 Amortization of transition asset              372          372          372
  Difference between actual and expected
  Return on plan assets                     25,976       41,524       16,441

Net periodic cost                        $(127,182)   $(105,161)   $ (99,110)

     A discount rate of 8% is used to compute the actuarial present value of the accumulated and projected benefit obligations. The assumed rate of return on plan assets is also 8%. The assumed rate of salary increases is 5%.

     The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company's Board of Directors. Expense recognized in connection with the plan was $166,647, $157,162 and $132,892 in 1997, 1996 and 1995, respectively.

     Prior to the acquisition, Jessamine established individual retirement accounts for all employees with two years of continuous service. Contributions were $10,494 in 1995. Jessamine also contributed $57,600 in 1995 for the purchase of an annuity to fund the retirement of a key employee.

14.  STOCK OPTION PLAN

     The Company has two stock option plans, which are accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the plans, the Company grants certain directors, officers and key employees stock option awards which vest and become fully exercisable at the end of five years. During 1997 and 1996, the Company authorized the grant of options to purchase 11,000 and 10,350 shares of the Company's common stock. The exercise price of each option, which has a ten-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

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

     Summary of stock option transactions are as follows:

                                          1997                  1996                 1995
                                              Weighted              Weighted               Weighted
                                               Option                Option                 Option
                                  Options      Price     Options      Price     Options      Price
Outstanding, beginning of year    58,550       $17.20     49,160      $15.33     55,420      $13.93
Granted during the year           11,000        25.24     10,350       26.36      1,100       25.50
Canceled during the year            (650)       16.00       (880)      20.73          0           0
Exercised during the year         (6,080)        8.38        (80)      12.00     (7,360)       6.33
Outstanding, end of year          62,820       $19.47     58,550      $17.20     49,160      $15.33

Weighted remaining contractual
 life                             69.3 months             66.4 months            69.7 months

Options outstanding
 From $7.83 to $12.75 per share   17,900                  24,380                 24,620
 From $17.25 to $22.28 per share  20,320                  20,420                 20,740
 From $24.00 to $30.00 per share  24,600                  13,750                  3,800
                                  62,820                  58,550                 49,160
Eligible for exercise
 From $7.83 to $12.75 per share   17,900                  24,380                 23,140
 From $17.25 to $22.28 per share  18,240                  10,332                  6,336
 From $24.00 to $26.50 per share   7,620                   1,120                    420
                                  43,760                  35,832                 29,896

     Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting periods. The pro forma effect on net income and earnings per share of this statement are as follows:


                                        1997       1996         1995
     Net income
        As   reported                    $3,408,034        $
2,887,106 $                         2,488,194
        Pro   forma                      $3,375,248        $
2,870,017 $                         2,488,194

     Earnings per share
      As reported                      $   2.44   $   2.03   $   1.74
      Pro forma                        $   2.42   $   2.01   $   1.74

     Earnings per share assuming dilution
      As reported                      $   2.40   $   2.00   $   1.71
      Proforma                         $   2.38   $   1.98   $   1.71

     Weighted averages:
      Fair value of options granted    $   7.24   $   7.77   $   7.89
      Risk free interest rate              6.50%      6.50%      7.20%
      Expected life                     8 years    8 years    8 years
      Expected volatility                 .2179      .1966      .1185
      Expected dividend                $    .72   $    .64   $    .60

     In 1995, prior to the acquisition of Jessamine, certain directors, officers and key employees of Jessamine exercised stock options totaling $25,481 under Jessamine's Stock Option and Incentive Plan. Effective with the acquisition, all unexercised options were canceled and the Plan was terminated.

15.  LIMITATION ON BANK DIVIDENDS

     The Company's principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. During 1998 the Bank could, without prior approval, declare dividends of approximately $2,243,000 plus any 1998 net profits retained to the date of the dividend declaration.

16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents - For those short-term instru ments, the carrying amount is a reasonable estimate of fair value.

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

     Other Borrowed Funds - The fair value of fixed-rate borrowings is estimated by discounting the future cash flows using a rate which approximates market for borrowings of a similar maturity. The carrying value of variable-rate borrowed funds is a reasonable estimate of fair value.

     Commitments to Extend Credit and Standby Letters of
     Credit - Commitments to extend credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
       (CONTINUED)

     The fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                         1997                          1996
                                Carrying                     Carrying
                                 Amount       Fair Value      Amount        Fair Value
Financial assets:
 Cash and cash equivalents   $  12,274,875  $  12,275,000  $   9,190,503  $   9,191,000
 Investment securities          81,703,441     82,511,000     92,540,409     93,217,000
 Federal Home Loan Bank stock    2,905,200      2,905,000      2,705,600      2,706,000
 Loans                         185,160,440    185,327,000    159,664,810    159,541,000
 Less:  allowance for loan
      losses                    (2,321,536)    (2,322,000)    (2,101,081)    (2,101,000)
                             $ 279,722,420  $ 280,696,000  $ 262,000,241  $ 262,554,000

Financial liabilities:
 Deposits                   $(241,325,321) $(242,188,000) $(231,070,711) $(232,069,000)
 Federal funds purchased       (2,375,000)    (2,375,000)             0              0
 Securities sold under
  agreements to repurchase     (4,614,607)    (4,615,000)    (2,835,954)    (2,836,000)
 Federal Home Loan Bank
  advance                     (10,236,291)   (10,157,000)   (10,534,031)   (10,390,000)
 Other borrowed funds          (2,467,999)    (2,468,000)    (1,323,543)    (1,324,000)
                            $(261,019,218) $(261,803,000) $(245,764,239) $(246,619,000)


17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

     At December 31, 1997 and 1996, the Company had the following financial instruments whose approximate contract amounts represent credit risk:

                                             1997             1996

     Standby letters of credit             $   643,000    $   501,000

     Commitments to extend credit          $28,879,000    $22,493,000

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
      (CONTINUED)

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

18.  CONCENTRATION OF CREDIT RISK

     The Company grants residential, commercial and consumer related loans to customers primarily located in Bourbon, Clark, Scott, Harrison, Woodford, Jessamine and adjoining counties in Kentucky. Although they have a diverse loan portfolio, a substantial portion of their debtors' ability to perform is somewhat dependent on the economic conditions of the counties in which they operate.

19.  CONTINGENT LIABILITIES

     The Bank is a defendant in legal actions arising from normal business activities. Management believes these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's consolidated financial position or results of operations.

20.  REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation dated November 30, 1997 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company's and the Bank's actual amounts and ratios are presented in the table below:

                                                                                          To Be Well
                                                                                          Capitalized
                                                                                         Under Prompt
                                                                      For Capital         Corrective
                                              Actual               Adequacy Purposes   Action Provisions
                                              Amount     Ratio     Amount     Ratio    Amount     Ratio
Consolidated as of December 31, 1997:
 Total Capital (to Risk-Weighted Assets)    $26,966,000  14.84%  $14,536,000  8.00%  $18,170,000  10.00%
 Tier I Capital (to Risk-Weighted Assets)    24,694,000  13.59     7,268,000  4.00    10,902,000   6.00
 Tier I Capital (to Average Assets)          24,694,000   8.77    11,001,000  4.00    13,751,000   5.00

Bank Only as of December 31, 1997:
 Total Capital (to Risk-Weighted Assets)    $26,319,000  14.49%  $14,535,000  8.00%  $18,168,000  10.00%
 Tier I Capital (to Risk-Weighted Assets)    24,047,000  13.24     7,267,000  4.00    10,901,000   6.00
 Tier I Capital (to Average Assets)          24,047,000   8.74    11,000,000  4.00    13,750,000   5.00

Consolidated as of December 31, 1996:
 Total Capital (to Risk-Weighted Assets)    $24,759,000  15.50%  $12,776,000  8.00%  $15,970,000  10.00%
 Tier I Capital (to Risk-Weighted Assets)    22,555,000  14.12     6,388,000  4.00     9,582,000   6.00
 Tier I Capital (to Average Assets)          22,555,000   8.66    10,423,000  4.00    13,029,000   5.00

Bank Only as of December 31, 1996:
 Total Capital (to Risk-Weighted Assets)    $24,427,000  15.30%  $12,769,000  8.00%  $15,961,000  10.00%
 Tier I Capital (to Risk-Weighted Assets)    22,431,000  14.05     6,384,000  4.00     9,577,000   6.00
 Tier I Capital (to Average Assets)          22,431,000   8.61    10,422,000  4.00    13,028,000   5.00


21.  PARENT COMPANY FINANCIAL STATEMENTS

          Condensed Balance Sheets

                                               December 31
                                             1997        1996
                                                (In Thousands)
   ASSETS
Cash on deposit with subsidiary                $   616   $     96
Investment in subsidiary                        26,070     24,510
Income taxes receivable                             10         18
Other assets                                        20         20

TOTAL ASSETS                                   $26,716   $ 24,644

   LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                              $     0    $    11

Stockholders' equity:
 Preferred stock                               $     0    $     0
 Common stock                                    6,333      6,392
 Retained earnings                              20,150     18,240
 Net unrealized gains on investment securities     233          1
     Total stockholders' equity                $26,716    $24,633

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $26,716    $24,644

       Condensed Statements of Income


                                        Year  Ended December 31

                                   1997           1996         1995
                                            (In Thousands)

Income:
 Dividends from subsidiary       $ 2,100      $1,850     $  1,470
 Other income                          0         807          359
  Total income                   $ 2,100      $2,657     $  1,829


Expenses:
 Interest expense                $    10      $   40     $    118
 Other expenses                       21         823          573
  Total expenses                 $    31      $  863     $    691


Income before income taxes and
 equity in undistributed income
 of subsidiary                   $ 2,069      $1,794     $  1,138

Applicable income tax benefits        11          18          112

Income before equity in undistributed
 income of subsidiary            $ 2,080      $1,812     $  1,250

Equity in undistributed income of
 subsidiary                        1,328       1,075        1,238

NET INCOME                       $ 3,408      $2,887     $  2,488

     Condensed Statements of Cash Flows


                                        Year  Ended December 31

                                                1997        1996       1995
                                                       (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 3,408   $ 2,887   $ 2,488
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Loss on sale of securities                          0         0        23
   Equity in undistributed earnings of
     subsidiary                                   (1,328)   (1,075)   (1,293)
   Adjustment to conform pooled Company's
      fiscal year end                                  0         0        55
   Change in income taxes receivable                   8        94       (93)
   Change in other liabilities                       (11)       10         0
     Net cash provided by operating activities   $ 2,077   $ 1,916   $ 1,180

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investment securities     $     0   $     0   $   702

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends  paid                               $(1,005)  $  (912)  $  (750)
 Proceeds from issuance of common stock               51         1        47
 Purchase of common stock                           (603)     (500)        0
 Repayment of long-term debt                           0      (930)   (1,100)
 Proceeds from long-term debt                          0       330         0
   Net cash used in financing activities         $(1,557)  $(2,011)  $(1,803)

Net increase (decrease) in cash                  $   520   $   (95)  $    79

Cash at beginning of year                             96       191       112

CASH AT END OF YEAR                              $   616   $    96   $   191

INDEPENDENT AUDITORS' REPORT

Board of Directors
Bourbon Bancshares, Inc.
Paris, Kentucky


     We have audited the accompanying consolidated balance sheets of Bourbon Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended
December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bourbon Bancshares, Inc. and Subsidiary at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Eskew & Gresham, PSC

January 28, 1998

Bourbon Bancshares, Inc.
Board of Directors

Buckner Woodford
President and Chief Executive Officer;
Kentucky Bank and Bourbon Bancshares, Inc.
Class of 2000

William R. Stamler
Signal Investments, Inc.; Chairman
Class of 2000

James L. Ferrell, M.D.
Physician
Class of 1998

Joseph B. McClain
President; Hopewell Insurance Company, Inc.
Class of 1998

William M. Arvin
Attorney
Class of 1998

Henry Hinkle
President; Hinkle Contracting Company
Class of 1999

Theodore Kuster
Farmer and Thoroughbred Breeder; West View Farm
Class of 1999

Robert G. Thompson
Farmer and Thoroughbred Breeder; Snow Hill Farm
Class of 1999

Russell Brooks
Vice President, Financial Analyst; Kentucky Bank
Class of 1999

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

Henry Hinkle
President; Hinkle Contracting Company

Theodore Kuster
Farmer and Thoroughbred Breeder; West View Farm

Joseph B. McClain
President; Hopewell Insurance Company, Inc.

Alex Miller
President, Paris Stockyards, Inc.

C. Richard Gamble
Retired, Leggett and Platt, Marketing

William R. Stamler
Chairman, Signal Investments, Inc.

Robert G. Thompson
Director, Paris/Bourbon County YMCA

Gerald M. Whalen
President, Whalen and Co. Insurance and Real Estate

Michael S. Hockensmith
The Hockensmith Agency

REGIONAL BOARD OF DIRECTORS
CLARK

C. Richard Gamble
Retired, Leggett and Platt, Marketing

Donald Pace
Superintendent, Clark Co. Schools

Ed Saunier
North American Vanlines

Mary Beth Hendricks
Farmer

SCOTT

James B. Wooten, Jr.
Attorney and Partner; Bradley, Blanton and Wooten

R.C. Johnson, Jr.
Owner and President; Johnson's Funeral Home

Dr. Gus A. Bynum
Physician

Mike Hockensmith
Owner and President, The Hockensmith Agency, Inc.

George Lusby
County Judge Executive

WOODFORD

Dr. William J. Graul
Physician

James Kay
Businessman, Farmer

Loren Carl
Director, KY Attorney General's Office

Tricia N. Kittinger
Woodford Circuit Clerk

JESSAMINE

William M. Arvin
Attorney, William M. Arvin and Associates

J. R. Wilson, Jr.
Retired, U.S. Postmaster

Victor Comley
Retired, Kentucky Association of Highway Contractors

Bonnie Dean
Nicholasville City Clerk, Treasurer

OFFICERS
BOURBON COUNTY
PARIS
Buckner Woodford - President and CEO
James P. Shipp, Jr. - Sr. Vice President, Branch
Administration
Norman J. Fryman - Sr. Vice President, Director of Lending
Joe Allen - Executive Vice President
Greg Dawson - Vice President, Chief Financial Officer
Russell Brooks - Vice President, Financial Analyst
Hugh Crombie - Vice President, Operations
Bill Reynolds - Vice President, Trust Officer
Brenda Bragonier - Vice President, Director of Marketing and Human Resources R.W. Collins, Jr. - Vice President, Loan Officer
Michael Lovell - Vice President, Loan Officer
George Wilder - Vice President, Loan Officer
Nicholas L. Carter - Assistant Vice President, Loan Officer
Cathy Hill  - Assistant Vice President, Loan Officer
Mary Lou Boyle - Human Resources
Ted Wiseman - Assistant Vice President, Wire Transfer
Brenda Berry - Accountant
Wallis Brooks - Branch Manager
Patty Carpenter - Loan Operations Officer
Paul Clift - Automation Information Officer
Janice Hash - Accountant and Purchasing Manager
Donald Roe - Data Processing
Lydia Sosby - Auditor
Martha Woodford - Corporate and Automated Products Officer
Jan Worth - Trust Officer
Jean Patton - Compliance/CRA/Quality Control

Lexington Road Branch
Rita Bugg - Assistant Vice President, Branch Manager, Loan
     Officer

North Middletown Branch
Jerry Ann McFarland - Branch Manager

Pleasant Street Branch
Philip Hurst - Assistant Branch Manager

CLARK COUNTY
WINCHESTER
Tim Duncan - Regional Vice President
Becky Taulbee - Assistant Vice President, Loan Officer
Darryl Terry - Assistant Vice President, Loan Officer
Carolyn Wilkins - Calling Officer

Colby Road Branch
Teresa Shimfessel - Branch Manager, Assistant Vice
President, Loan         Officer

WOODFORD COUNTY
VERSAILLES
Duncan Gardner - Regional Vice President
A.J. Gullett - Loan Officer

SCOTT COUNTY
GEORGETOWN
Mark Walls - Regional Vice President
Jennifer Roberts - Loan Originator

JESSAMINE COUNTY
NICHOLASVILLE
Tom Buford - Regional Vice President
Earl Lewallen - Loan Officer
Jeanie Thompson - Assistant Cashier & CSR

HARRISON COUNTY
CYNTHIANA LOAN PRODUCTION OFFICE
Ken DeVasher - Manager, Assistant Vice President, Loan Officer

Exhibit 21     Subsidiaries of Registrant

    Bourbon Bancshares, Inc.'s Subsidiary

                Kentucky Bank

                 EXHIBIT 23

       CONSENT OF INDEPENDENT AUDITORS



      We consent to the use of our report dated January 28, 1998 on the consolidated financial statements of Bourbon Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996 and for the three year period ended December 31, 1997 appearing in this Annual Report on Form 10-K of Bourbon Bancshares, Inc. as Exhibit 13.


                         ESKEW & GRESHAM, PSC


Lexington, KY
March 10, 1998