Form 10-Q
period 1998-03-31
BOURBON BANCSHARES INC /KY/
filed 1998-05-14
CIK 1000232

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998
                             or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes    X     No _____


Number of shares of Common Stock outstanding as of May 11, 1998:  1,400,003.

BOURBON BANCSHARES, INC.

                      Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

          Consolidated Balance Sheets                                        3

          Consolidated Statement of Income and ComprehensiveIncome
               Three Months Ending March 31, 1998 & 1997                     4

          Consolidated Statements of Cash Flows
               Three Months Ending March 31, 1998 & 1997                     5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     11

Part II - Other Information                                                 15

Signatures                                                                  15

Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET   (unaudited)
(thousands)                                    3/31/98   12/31/97
Assets
  Cash & Due From Banks                        $  8,929  $ 12,275
  Federal Funds Sold                              7,025         -
    Total Cash & Cash Equivalents              $ 15,954  $ 12,275
  Investment Securities:
    Securities Held to Maturity                  15,604    15,603
    Securities Available for Sale                60,998    66,101
  Federal Home Loan Bank Stock                    2,957     2,905
  Loans                                        $183,273  $185,161
  Reserve for Loan Losses                         2,437     2,322
    Net Loans                                  $180,836  $182,839
  Premises and Equipment                          5,755     5,765
  Other Assets                                    4,904     5,167
    Total Assets                               $287,008  $290,655

Liabilities & Stockholders' Equity
  Deposits
    Demand                                     $ 32,907  $ 33,481
    Savings & Interest Checking                  87,795    87,982
    Certificates of Deposit                     120,572   119,862
      Total Deposits                           $241,274  $241,325
  Repurchase Agreements                           4,347     6,990
  Federal Home Loan Bank Advances                10,167    10,236
  Other Borrowed Funds                            1,234     2,468
  Other Liabilities                               2,584     2,920
    Total Liabilities                          $259,606  $263,939

  Stockholders' Equity
  Common Stock                                 $  6,419  $  6,333
  Retained Earnings                              20,786    20,150
  Accumulated Other Comprehensive Income            197       233
    Total Stockholders' Equity                 $ 27,402  $ 26,716
    Total Liabilities & Stockholders Equity    $287,008  $290,655

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)             Three Months Ending
                                                   3/31/98   3/31/97
INTEREST INCOME:
  Loans, including fees                            $  4,214  $  3,542
  Investment Securities                               1,162     1,321
  Other                                                 125       112
    Total Interest Income                          $  5,501  $  4,975
INTEREST EXPENSE:
  Deposits                                         $  2,436  $  2,229
  Other                                                 242       231
    Total Interest Expense                         $  2,678  $  2,460
  Net Interest Income                              $  2,823  $  2,515
  Loan Loss Provision                                   163       106
  Net Interest Income After Provision              $  2,660  $  2,409
OTHER INCOME:
  Service Charges                                  $    488  $    431
  Securities Gains (Losses)                               8         3
  Other                                                 112       122
    Total Other Income                             $    608  $    556
OTHER EXPENSES:
  Salaries and Benefits                            $  1,123  $  1,043
  Occupancy Expenses                                    270       259
  Other                                                 637       633
    Total Other Expenses                           $  2,030  $  1,935
  Income Before Taxes                              $  1,238  $  1,030
  Income Taxes                                          322       241
  Net Income                                       $    916  $    789

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                (36)    (152)

Comprehensive Income                               $    880  $    637

Earnings per share                                 $   0.66  $   0.56
Earnings per share - assuming dilution             $   0.64  $   0.55

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                      Three Months Ending
                                               3/31/98   3/31/97
Cash Flows From Operating Activities
  Net Income                                              $    916  $    789
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 142       126
  Amortization                                                 112       102
  Investment securities (accretion) amortization, net          (12)       25
  Provision for loan losses                                    163       106
  Deferred Income Taxes                                        (40)       11
  Investment securities losses (gains), net                     (8)       (3)
  Originations of loans held for sale                       (9,399)   (1,926)
  Proceeds from sale of loans                               12,855     3,601
  Capitalization of Mortgage Servicing Rights                 (108)      (37)
  Losses (gains) on sale of loans                              (21)      (15)
  Changes in:
    Interest receivable                                        327       288
    Income taxes refundable                                      -        66
    Other assets                                                 1        34
    Interest payable                                           (31)       52
    Income taxes payable                                       364       166
    Other liabilities                                         (660)     (178)
      Net cash provided by operating                      $  4,601  $  3,207
activities
Cash Flows From Investing Activities
  Purchases of securities available for sale              $(11,043)   (5,035)
  Proceeds from sales of securities available for sale       1,538     3,504
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   14,520     8,574
  Purchase of securities held to maturity                        -      (250)
  Net change in loans                                       (1,614)   (4,540)
  Purchases of bank premises and equipment                    (132)     (482)
    Net cash provided by investing activities             $  3,269  $  1,771
Cash Flows From Financing Activities:
  Net change in deposits                                  $    (51)   (3,514)
  Net change in securities sold under agreements to
   repurchase and federal funds purchased                   (2,643)    2,060
  Payments on Federal Home Loan Bank advances                  (69)      (66)
  Net change in other borrowed funds                        (1,234)      392
  Proceeds from note payable                                     -       200
  Payment on note payable                                        -      (100)
  Repurchase of common stock                                     -      (290)
  Proceeds from issuance of common stock                        86        28
  Dividends paid                                              (280)     (253)
    Net cash provided by financing activities             $ (4,191)   (1,543)
Net increase (decrease) in cash and cash equivalents      $  3,679  $  3,435
Cash and cash equivalents at beginning of period            12,275     9,191
Cash and cash equivalents at end of period                $ 15,954  $ 12,626

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 1998 and March 31, 1997 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.
2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The requirements are disclosure related and its implementation will have no impact on the Company's financial condition or results of operations. Prior period financial statements have been restated to meet this reporting format.
3. Recently, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share", under which basic and diluted earnings per share are computed. Prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.
4.   Dividends per share paid for the quarter ended March
31, 1998 was $0.20 compared to $0.18 on March 31, 1997.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $916 thousand, or $0.66 per share and $0.64 per share assuming dilution for the first three months ended March 31, 1998 compared to $789 thousand, or $0.56 per share and $0.55 per share assuming dilution for March 31, 1997. The first quarter reflects an increase in earnings of over 16%.

Return on average assets was 1.28% for the first three months ended March 31, 1998 compared to 1.17% for the same time period in 1997. Return on average equity was 13.5% and 12.8% for the three months ended March 31, 1998 and 1997, respectively. The return on assets was up 9% for the first quarter and the return on equity improved 5% for the first quarter.

Net Interest Income

Net interest income was $2,823 thousand for the three months ended March 31, 1998 compared to $2,515 thousand in 1997, resulting in an increase of $308 thousand or 12.2%. Loan volume continues to improve. Year to date average loans are up nearly $24 million, or nearly 15% from 1997 to 1998 resulting in an improvement in interest income of $672 thousand for the quarter. Average deposits also increased from 1997 to 1998, up over $14 million, or 6%. The increased volume resulted in higher interest expense of $207 for the quarter.

Non-Interest Income

Non-interest income increased for the three-month period ended March 31 from $556 thousand in 1997 to $608 thousand in 1998. For the year, an increase of $57 thousand in service charges from 1997 to 1998 was offset by a $10 thousand decrease in other income. Income derived from service charges is a result of improvement in overdraft charges of $46 thousand.

Non-Interest Expense

The explanations for the increase of $95 thousand in non-interest expenses from $1,935 thousand for the three months ended March 31, 1997 to $2,030 thousand for the same period in 1998 follows. Salaries and benefits increased $80 thousand for the first quarter of 1998 compared to 1997, an increase of 7.7%. In 1998, a first quarter bonus was earned by employees totaling $36 thousand compared to $9 thousand in 1997.

Occupancy expense increased $11 thousand for the first three months of 1998 compared to 1997. Depreciation is up $16 thousand, offset by a decrease in rent expense of $7 thousand. These changes are mainly attributable to the newly constructed Versailles location and the leased building no longer being needed. Other expenses for the first three months of 1998 compared to 1997 increased a modest $4 thousand, from $633 thousand to $637 thousand.

Income Taxes

The tax equivalent rate for the quarter ended March 31 was 26% for 1998 and 23% for 1997. These rates being less than the statutory rate is a result of the tax-free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals an increase of cash and cash equivalents for the first three months of 1998 of $3,679 thousand and an increase of $3,435 thousand for the same period in 1997. In 1998, proceeds from the sale of loans were nearly $13 million compared to nearly $4 million in 1997. Originations of loans held for sale were also greater in 1998, amounting to over $9 million compared to nearly $2 million in 1997. The lower rates have created higher volume of loans originated and have allowed management to sale lower coupon loans.

During 1998, proceeds from security transactions have exceeded purchases by over $5 million compared to nearly $7 million in 1997. Of this change, principal payments on securities have amounted to over $4 million in 1998 and over $2 million for the same period in 1997. Management has made a concerted effort to improve loan demand over the past two years. In 1998, net loans have increased nearly $2 million compared to over $4 million in 1997.

Deposits for 1998 have been virtually unchanged. However, during 1997 deposits dropped over $3 million during the first quarter. During 1998, other borrowing has dropped nearly $4 million. The above-mentioned activity with deposits, loans and securities has allowed these borrowed funds to be paid down. In 1997, borrowed funds increased over $2 million, mainly a result of a $2 million increase in securities sold under agreements to repurchase.

Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of March 31, 1998, the Company's non-performing assets totaled $529 thousand or 0.3% of loans compared to $380 thousand or 0.2% of loans in 1997. (See table below) Real estate loans composed 64% and 52% of the non-performing loans as of March 31, 1998 and 1997, respectively. Lost interest income on the non-accrual loans for both 1998 and 1997 is immaterial.

Nonperforming Assets
                                            March 31
                                         (in thousands)
                                        1998         1997
Non-accrual Loans
                                         196           93
Accruing Loans which are
  Contractually past due
  90 days or more                        177          287
Restructured Loans                       156            -
Total Nonperforming and Restructured     529          380
Other Real Estate                          -           79
Total Nonperforming and Restructured
 Loans and Other Real Estate             529          459
Nonperforming and Restructured Loans
 as a Percentage of Net Loans           0.29%        0.21%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                        0.18%        0.16%

Provision and Reserve for Possible Loan Losses

The 1998 three-month provision for loan losses of $163 thousand compares to the 1997 number of $106. Loan growth has required management to increase the provision in order to maintain a reserve ratio that is adequate and indicative of the quality of loans currently in the portfolio. The quality of the loans, in management's opinion, is still
strong as is presented earlier in non-performing loans.   As
depicted in the table below, the loan loss reserve to total loans changed from 1.18% on March 31, 1997 to 1.33% as of March 31, 1998. Net charge-offs for the periods mentioned above have been relatively insignificant. Management feels the current loan loss reserve is sufficient to meet future loan problems.

Loan Losses
                              Three Months Ended March 31
                                  (in thousands)
                                  1998         1997
Balance at Beginning of
Period                               2,322        2,101
Amounts Charged-off:
  Commercial                                 2            -
  Real Estate Construction                   -            -
  Real Estate Mortgage                       -            -
  Agricultural                               -            -
  Consumer                                  53           27
Total Charged-off Loans                     55           27
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                 1            1
  Real Estate Construction                   -            -
  Real Estate Mortgage                       -            -
  Agricultural                               -            -
  Consumer                                   6           13
Total Recoveries                             7           14
Net Charge-offs                             48           13
Provision for Loan Losses                  163          106
Balance at End of Period                 2,437        2,194
Total Loans, Net of Unearned Income
  Average                              183,614      159,756
  At March 31                          183,273      185,161
As a Percentage of Average Loans:
  Net Charge-offs                         0.03%        0.01%
  Provision for Loan Losses               0.09%        0.07%
Allowance as a Percentage of
 Period-end Net Loans                     1.33%        1.18%
Allowance as a Multiple of
 Net Charge-offs                           50.8        168.8

Year 2000

Management has completed its assessment phase or the Year 2000 and continues its renovation phase (replacing equipment and upgrading software) as needed to be compliant. Current estimates for this project are under $150 thousand, with the majority of this being for equipment and software.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 to 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below with the Board of Directors specified limits. As of March 31, 1998 the projected percentage changes are within the Board limits and the Company's interest rate risk appears reasonable. The projected net interest income report summarizing the Bank's interest rate sensitivity as of March 31, 1998 is as follows:

(in thousands)

PROJECTED NET INTEREST INCOME
                                                     Level
Rate Change:                  -300    -200    -100   Rates   +100    +200   +300
Year One (4/1/98 - 3/31/99)
 Interest Income             19,846  20,814  21,792  22,773 23,754  24,735 25,716
 Interest Expense             8,421   9,313  10,205  11,096 11,988  12,880 13,771

   Net Interest Income       11,425  11,501  11,587  11,677 11,766  11,855 11,945

Year Two (4/1/99 - 3/31/2000)
 Interest Income             18,697  20,580  22,488  24,403 26,319  28,234 30,150
 Interest Expense             6,826   8,475  10,125  11,774 13,424  15,073 16,723

   Net Interest Income       11,871  12,105  12,363  12,629 12,895  13,161 13,427


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Rate Change:                                           Level
                              -300    -200    -100     Rates   +100    +200   +300
Year One (4/1/98 - 3/31/99)
 Interest Income             (2,927) (1,959)   (981)     N/A    981   1,962  2,943
 Interest Expense            (2,675) (1,783)   (892)     N/A    892   1,783  2,675

   Net Interest Income         (252)   (176)    (89)     N/A     89     179    268

Year Two (4/1/99 - 3/31/2000)
 Interest Income             (5,706) (3,824) (1,915)     N/A  1,915   3,831  5,746
 Interest Expense            (4,948) (3,299) (1,649)     N/A  1,649   3,299  4,948

   Net Interest Income         (758)   (525)   (266)     N/A    266     532    798


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

                                                    Level
Rate Change:                  -300    -200    -100     Rates +100    +200   +300

Year One (4/1/98 - 3/31/99)
 Interest Income             -12.9 %   -8.6 %   -4.3 %    N/A     4.3 %    8.6 %   12.9 %
 Interest Expense            -24.1 %  -16.1 %   -8.0 %    N/A     8.0 %   16.1 %   24.1 %

   Net Interest Income        -2.2 %   -1.5 %   -0.8 %    N/A     0.8 %    1.5 %    2.3 %

 Limitation on % Change    > -10.0   > -7.0   > -4.0      N/A  > -4.0   > -7.0  > -10.0

Year Two (4/1/99 - 3/31/2000)
 Interest Income             -23.4 %  -15.7 %   -7.8 %    N/A     7.8 %   15.7 %   23.5 %
 Interest Expense            -42.0 %  -28.0 %  -14.0 %    N/A    14.0 %   28.0 %   42.0 %

   Net Interest Income        -6.0 %   -4.2 %   -2.1 %    N/A     2.1 %    4.2 %    6.3 %

 Limitation on % Change    > -20.0  > -14.0   > -8.0      N/A   >-8.0   >-14.0  > -20.0

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

The interest rate sensitivity analysis as of March 31, 1998 shown below depicts amounts based on the earliest period in which they can normally be expected to reprice. The chart reveals that assets and liabilities are fairly well matched for the early periods specified below. The decay rates used for Demand deposits, NOW's, Savings and Money Market Savings are 5%, 30%, 20% and 30%, respectively.

(in thousands)

                                           Total       1          2         3         4         5        > 5
                                                      Year      Years     Years     Years     Years     Years
        ASSETS
Cash                                        8,743         -         -         -         -         -     8,743
Fed Funds & Int-Earn Due From Banks         7,211     7,211         -         -         -         -         -
Variable Rate Investment                   22,513    19,556     2,957         -         -         -         -
Fixed Rate Investment                      57,046    20,008    14,988     2,630     4,876     4,191    10,353
Variable Rate Loans                        67,949    61,189     2,142     1,822     1,221     1,490        85
Fixed Rate Loans                          115,324    30,838    23,194    15,521    17,801    24,698     3,272
Others Assets                               8,222         -         -         -         -         -     8,222

 Total Assets /  Repricing Assets         287,008   138,802    43,281    19,973    23,898    30,379    30,675
     Repricing Assets - Accumulated                 138,802   182,072   202,056   225,954   256,333   287,008
   % of Current Balance                                48.4%     15.1%      7.0%      8.3%     10.6%     10.7%
   % of Current Balance - Accum                        48.4%     63.4%     70.4%     78.7%     89.3%    100.0%



      LIABILITIES

Demand Deposit Accounts                    32,907     1,645     1,563     1,485     1,411     1,340    25,463
NOW Accounts                               54,838    16,451    11,516     8,061     5,643     3,950     9,217
Savings Accounts                           13,041     2,608     2,087     1,669     1,335     1,068     4,274
Money Market Savings                        9,416     2,825     1,977     1,384       969       678     1,583
   Subtotal Deposit Accounts              110,202    23,529    17,143    12,599     9,358     7,036    40,537
Other Variable Deposits                     6,162     6,145         4         -         -         -        13
Fixed Rate Deposits                       124,910    97,542    23,016     2,476       653       497       726
Variable Rate Other Liabilities             4,831     4,831         -         -         -         -         -
Fixed Rate Other Liabilities               10,917     7,287       302     1,218       237       251     1,622
Other Liabilities                           2,584         -         -         -         -         -     2,584
Total Captial                              27,402         -         -         -         -         -    27,402

 Total Liabilities / Repricing Liab       287,008   139,334    40,465    16,293    10,248     7,784    72,884
  Repricing Liabilities - Accum                     139,334   179,799   196,092   206,340   214,124   287,008
   % of Current Balance                                48.5%     14.1%      5.7%      3.6%      2.7%     25.4%
   % of Current Balance - Accum                        48.5%     62.6%     68.3%     71.9%     74.6%    100.0%


        SUMMARY

Total Repricing Assets                              138,802    43,287    19,973    23,898    30,379    30,675
Total Repricing Liabilities                         139,334    40,465    16,293    10,248     7,784    72,884

Total Repricing Gap (by Bucket)                        (532)    2,816     3,680    13,650    22,595   (42,209)

Total Repricing Assets - Cum              270,043   138,802   202,056   225,954   256,333   287,008
Total Repricing Liabilities- Cum          257,022   139,334   196,092   206,340   214,124   287,008

Repricing Gap - Cumulative                 13,021      (532)    2,284     5,964    19,614    42,209

Gap/Total Assets (by Bucket)                           -0.2%      1.0%      1.3%      4.8%      7.9%    -14.7%
Cumulative Gap/Total Assets - This Month               -0.2%      0.8%      2.1%      6.8%     14.7%      0.0%


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