Form 10-Q
period 1998-06-30
BOURBON BANCSHARES INC /KY/
filed 1998-08-14
CIK 1000232

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998
                             or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes    X     No _____


Number of shares of Common Stock outstanding as of August 11, 1998:  1,400,003.

BOURBON BANCSHARES, INC.

                      Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

          Consolidated Balance Sheets                                 3

          Consolidated Statement of Income and Comprehensive Income
               Six Months Ending June 30, 1998 & 1997                 4

          Consolidated Statement of Income and Comprehensive Income
               Three Months Ending June 30, 1998 & 1997               5

          Consolidated Statements of Cash Flows
               Six Months Ending June 30, 1998 & 1997                 6

          Consolidated Statements of Cash Flows
               Three Months Ending June 30, 1998 & 1997               7

          Notes to Consolidated Financial Statements                  8

Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                15

Part II - Other Information                                          19

Signatures                                                           19

Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET  (unaudited)
(thousands)                              6/30/98         12/31/97
Assets
  Cash & Due From Banks                  $  9,342        $ 12,275
  Federal Funds Sold                            -
    Total Cash & Cash Equivalents        $  9,342        $ 12,275
  Investment Securities:
    Securities Held to Maturity            15,830          15,603
    Securities Available for Sale          54,559          66,101
  Federal Home Loan Bank Stock              3,011           2,905
  Loans                                  $191,835        $185,161
  Reserve for Loan Losses                   2,542           2,322
    Net Loans                            $189,293        $182,839
  Premises and Equipment                    6,141           5,765
  Other Assets                              5,517           5,167
    Total Assets                         $283,693        $290,655

Liabilities & Stockholders' Equity
  Deposits
    Demand                               $ 32,993        $ 33,481
    Savings & Interest Checking            82,706          87,982
    Certificates of Deposit               120,248         119,862
      Total Deposits                     $235,947        $241,325
  Repurchase Agreements                     3,132           6,990
  Federal Home Loan Bank Advances           7,847          10,236
  Other Borrowed Funds                      6,311           2,468
  Other Liabilities                         2,503           2,920
    Total Liabilities                    $255,740        $263,939

Stockholders' Equity
  Common Stock                           $  6,419        $  6,333
  Retained Earnings                        21,399          20,150
  Accumulated Other Comprehensive Income      135             233
    Total Stockholders' Equity           $ 27,953        $ 26,716
    Total Liabilities & Stockholders'
      Equity                             $283,693        $290,655

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)     Six Months Ending
                                        6/30/98    6/30/97
INTEREST INCOME:
  Loans, including fees                $  8,478   $  7,416
  Investment Securities                   2,220      2,632
  Other                                     261        203
    Total Interest Income              $ 10,959   $ 10,251
INTEREST EXPENSE:
  Deposits                             $  4,870   $  4,561
  Other                                     459        458
    Total Interest Expense             $  5,329   $  5,019
  Net Interest Income                  $  5,630   $  5,232
  Loan Loss Provision                       325        212
  Net Interest Income After Provision  $  5,305   $  5,020
OTHER INCOME:
  Service Charges                      $  1,034   $    904
  Securities Gains (Losses)                  28          8
  Other                                     242        209
    Total Other Income                 $  1,304   $  1,121
OTHER EXPENSES:
  Salaries and Benefits                $  2,247   $  2,105
  Occupancy Expenses                        550        504
  Other                                   1,353      1,286
    Total Other Expenses               $  4,150   $  3,895
  Income Before Taxes                  $  2,459   $  2,246
  Income Taxes                              650        554
  Net Income                           $  1,809   $  1,692

Other Comprehensive Income, net of tax:
  Change in Unrealized Gains on
    Securities                              (97)        53

Comprehensive Income                   $  1,712   $  1,745

Earnings per share                     $   1.29   $   1.21
Earnings per share - assuming dilution $   1.26   $   1.19

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)    Three Months Ending
                                       6/30/98    6/30/97
INTEREST INCOME:
  Loans, including fees                $  4,264   $  3,874
  Investment Securities                   1,058      1,311
  Other                                     136         91
    Total Interest Income              $  5,458   $  5,276
INTEREST EXPENSE:
  Deposits                             $  2,434   $  2,332
  Other                                     217        227
    Total Interest Expense             $  2,651   $  2,559
  Net Interest Income                  $  2,807   $  2,717
  Loan Loss Provision                       162        106
  Net Interest Income After Provision  $  2,645   $  2,611
OTHER INCOME:
  Service Charges                      $    546   $    473
  Securities Gains (Losses)                  20          5
  Other                                     130         87
    Total Other Income                 $    696   $    565
OTHER EXPENSES:
  Salaries and Benefits                $  1,124   $  1,062
  Occupancy Expenses                        280        245
  Other                                     716        653
    Total Other Expenses               $  2,120   $  1,960
  Income Before Taxes                  $  1,221   $  1,216
  Income Taxes                              328        313
  Net Income                           $    893   $    903

Other Comprehensive Income, net of tax:
  Change in Unrealized Gains on
    Securities                              (61)       205

Comprehensive Income                   $    832   $  1,108

Earnings per share                     $   0.63   $   0.65
Earnings per share - assuming
  dilution                             $   0.62   $   0.64

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                               Six Months Ending
                                                         6/30/98      6/30/97
Cash Flows From Operating Activities
  Net Income                                               1,809        1,692
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation                                               285          252
  Amortization                                               231          207
  Investment securities (accretion) amortization, net        (12)          40
  Provision for loan losses                                  325          212
  Deferred Income Taxes                                      (36)          98
  Investment securities losses (gains), net                  (28)          (7)
  Originations of loans held for sale                    (18,077)      (7,446)
  Proceeds from sale of loans                             21,961        7,615
  Capitalization of Mortgage Servicing Rights               (188)         (78)
  Losses (gains) on sale of fixed assets                      25            -
  Losses (gains) on sale of loans                            (40)         (32)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                    -           23
  Changes in:
    Interest receivable                                     (233)        (170)
    Income taxes refundable                                  (57)          47
    Other assets                                              21           34
    Interest payable                                         129          378
    Income taxes payable                                       -            -
    Other liabilities                                       (546)        (128)
      Net cash provided by operating activities            5,569        2,737
Cash Flows From Investing Activities
  Purchases of securities available for sale             (11,178)     (11,054)
  Proceeds from sales of securities
   available for sale                                      3,542        7,503
  Proceeds from principal payments, maturities and
   calls of securities available for sale                 18,944       11,866
  Purchase of securities held to maturity                   (990)        (785)
  Proceeds from sales, principal payments, maturities
    and calls of securities held to maturity                 783          891
  Net change in loans                                    (10,661)     (10,353)
  Purchases of bank premises and equipment                  (791)        (643)
  Proceeds from the sale of bank premises and equipment      105            -
  Proceeds from sales of real estate acquired through
    foreclosure                                                -           56
    Net cash provided by investing activities          $    (246)   $  (2,519)
      Cash Flows From Financing Activities:
  Net change in deposits                               $  (5,378)         995
  Net change in securities sold under agreements
    to repurchase and federal funds purchased             (3,858)         (22)
  Advances from Federal Home Loan Bank                     4,000            -
  Payments on Federal Home Loan Bank advances             (6,389)        (133)
  Net change in other borrowed funds                       3,843          437
  Proceeds from note payable                                   -          450
  Payment on note payable                                      -         (350)
  Repurchase of common stock                                   -         (602)
  Proceeds from issuance of common stock                      86           28
  Dividends paid                                            (560)        (503)
    Net cash provided by financing activities          $  (8,256)         300
Net increase (decrease) in cash and cash equivalents   $  (2,933)   $     518
Cash and cash equivalents at beginning of period          12,275        9,191
Cash and cash equivalents at end of period             $   9,342    $   9,709

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                              Three Months Ending
                                                        6/30/98      6/30/97
Cash Flows From Operating Activities
  Net Income                                           $     893    $     903
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                               143          126
  Amortization                                               119          105
  Investment securities (accretion) amortization, net          -           15
  Provision for loan losses                                  162          106
  Deferred Income Taxes                                        4           87
  Investment securities losses (gains), net                  (20)          (4)
  Originations of loans held for sale                     (8,678)      (5,520)
  Proceeds from sale of loans                              9,106        4,014
  Capitalization of Mortgage Servicing Rights                (80)         (41)
  Losses (gains) on sale of fixed assets                      25            -
  Losses (gains) on sale of loans                            (19)         (17)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                    -           23
  Changes in:
    Interest receivable                                     (560)        (458)
    Income taxes refundable                                  (57)         (19)
    Other assets                                              20            -
    Interest payable                                         160          326
    Income taxes payable                                    (364)        (166)
    Other liabilities                                        114           50
      Net cash provided by operating activities              968         (470)
Cash Flows From Investing Activities
  Purchases of securities available for sale                (135)      (6,019)
  Proceeds from sales of securities
   available for sale                                      2,004        3,999
  Proceeds from principal payments, maturities and
   calls of securities available for sale                  4,424        3,292
  Purchase of securities held to maturity                   (990)        (535)
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                  783          891
  Net change in loans                                     (9,047)      (5,813)
  Purchases of bank premises and equipment                  (659)        (161)
  Proceeds from the sale of bank premises and equipment      105            -
  Proceeds from sales of real estate acquired through
   foreclosure                                                 -           56
    Net cash provided by investing activities           $ (3,515)    $ (4,290)
Cash Flows From Financing Activities:
  Net change in deposits                                $ (5,327)    $  4,509
  Net change in securities sold under agreements to
   repurchase and federal funds purchased                 (1,215)      (2,082)
  Advances from Federal Home Loan Bank                     4,000            -
  Payments on Federal Home Loan Bank advances             (6,320)         (67)
  Net change in other borrowed funds                       5,077           45
  Proceeds from note payable                                   -          250
  Payment on note payable                                      -         (250)
  Repurchase of common stock                                   -         (312)
  Proceeds from issuance of common stock                       -            -
  Dividends paid                                            (280)        (250)
    Net cash provided by financing activities           $ (4,065)    $  1,843
Net increase (decrease) in cash and cash equivalents    $ (6,612)    $ (2,917)
Cash and cash equivalents at beginning of period          15,954       12,626
Cash and cash equivalents at end of period              $  9,342     $  9,709

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six month and three month periods ended June 30, 1998 and June 30, 1997 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.
2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The requirements are disclosure related and its implementation will have no impact on the Company's financial condition or results of operations. Prior period financial statements have been restated to meet this reporting format.
3. Recently, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share", under which basic and diluted earnings per share are computed. Prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.
4. Dividends per share paid for the quarter ended June 30, 1998 was $0.20 compared to $0.18 on June 30, 1997. The second quarter dividends were the same amounts as were paid during the first quarter of the respective years.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $1,809 thousand, or $1.29 per share and $1.26 per share assuming dilution for the first six months ended June 30, 1998 compared to $1,692 thousand, or $1.21 per share and $1.19 per share assuming dilution for June 30, 1997. The first six months' reflects an increase in earnings of 7%. The second quarter earnings of 1998 were $893 thousand, or $0.63 per share and $0.62 per share assuming dilution compared to $903 thousand, or $0.65 per share and $0.64 per share assuming dilution in 1997. This represents a 1% reduction in earnings.

Return on average assets was 1.29% for the first six months ended June 30, 1998 compared to 1.21% for the same time period in 1997. Second quarter numbers were 1.24% and 1.32% for 1998 and 1997, respectively. Return on average equity was 13.2% and 13.7% for the six months ended June 30, 1998 and 1997, respectively. Second quarter numbers were 13.0% in 1998 compared to 14.6% in 1997. The return on assets was up 2% for the first six months and down 6% for the second quarter. The return on equity for the first six months was down 4% and down 11% for the second quarter.

Net Interest Income

Net interest income was $5,630 thousand for the six months ended June 30, 1998 compared to $5,232 thousand in 1997, resulting in an increase of $398 thousand or 7.6%. For the second quarter, net interest income was $2,807 thousand in 1998 and $2,717 thousand in 1997, an increase of $90 thousand or 3.3%. Loan volume continues to improve. Year to date average loans are up nearly $23 million, or nearly 14% from 1997 to 1998 resulting in an improvement in interest income of $1,062 thousand for the first six months and $390 thousand for the quarter. Average deposits also increased from 1997 to 1998, up nearly $12 million, or 5%. The increased volume resulted in higher interest expense of $309 thousand for the first six months and $102 thousand for the quarter.

Non-Interest Income

Non-interest income increased for the six-month period ended June 30 from $1,121 thousand in 1997 to $1,304 thousand in 1998. The second quarter reflected an increase from $565 thousand in 1997 to $696 thousand in 1998. For the year, an increase of $130 thousand in service charges from 1997 to 1998 is mainly attributable to an improvement in overdraft charges of $99 thousand. Service charges increased $73 thousand for the second quarter with overdraft charges accounting for $53 thousand. Servicing income from loans sold is up $13 thousand from 1997. Securities gains were up $20 thousand for the first six months and $15 thousand for the second quarter. Trust income accounts for $18 thousand of the $33 thousand increase in other income for the first six months.

Non-Interest Expense

The explanations for the increase of $255 thousand in non-interest expenses from $3,895 thousand for the six months ended June 30, 1997 to $4,150 thousand for the same period in 1998 and the increase of $160 thousand for the second quarter of 1998 compared to 1997 follows. Salaries and benefits increased $142 thousand for the first six months of 1998 compared to 1997, an increase of 6.7%. The increase for the second quarter was $62 thousand. In 1998, bonuses were earned by employees totaling $56 thousand compared to $39 thousand in 1997. The increase in salaries of 5% is mainly attributable to salary increases and the adding of staffing in Georgetown for the new branch and Clark County for the opportunity existing with two banks in town changing ownership.

Occupancy expense increased $46 thousand for the first six months of 1998 compared to 1997 and $35 thousand for the second quarter. Depreciation was up $33 thousand for the year and $17 thousand for the second quarter. Building maintenance was $18 thousand higher for the first six months of 1998. These changes are mainly attributable to the newly constructed Versailles location and the leased building no longer being needed, and the newly constructed Georgetown Branch.

Other expenses for the first six months of 1998 compared to 1997 increased $67 thousand, from $1,286 thousand to $1,353 thousand. Of this increase $63 thousand occurred during the second quarter. Telephone expenses are up $12 thousand for the year. The Company has placed more emphasis on education and training during 1998 and these expenses are $18 thousand higher in 1998 than in 1997. With the selling of mortgage loans, the amortization of mortgage servicing rights increased $24 thousand from 1997 to 1998. During 1998 the legal and professional expenses are $19 thousand higher in 1998 as compared to 1997.

Income Taxes

The tax equivalent rate for the six months ended June 30 was 26% for 1998 and 25% for 1997. The quarterly rates were 27% and 26% for 1998 and 1997, respectively. These rates being less than the statutory rate is a result of the tax-free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals an decrease of cash and cash equivalents for the first six months of 1998 of $2,933 thousand and an increase of $518 thousand for the same period in 1997. The second quarter reflects a decrease of cash and cash equivalents of $6,612 thousand in 1998 and a decrease of $2,917 in 1997. In 1998, proceeds from the sale of loans were nearly $22 million compared to nearly $8 million in 1997. The second quarter reveals over $9 million from the sale of loans in 1998 compared to $4 million in 1997. Originations of loans held for sale were also greater in 1998, amounting to over $18 million compared to $7 million in 1997. The second quarter numbers were $9 million and $6 million for 1998 and 1997, respectively. The lower rates have created higher volume of loans originated and have allowed management to sale lower coupon loans.

During 1998, proceeds from security transactions have exceeded purchases by over $11 million compared to nearly $8 million in 1997. Second quarter proceeds exceeded purchases by $6 million in 1998 and $2 million in 1997. Of this change, principal payments on securities have amounted to over $7 million in 1998 ($3 million in second quarter) and over $4 million for the same period in 1997 ($2 million in second quarter). Management has made a concerted effort to improve loan demand over the past two years. In 1998, net loans have increased nearly $6 million compared to $10 million in 1997.

Deposits for 1998 have decreased $5 million. However, during 1997 deposits increased over $1 million during the first six months. During 1998, other borrowing has dropped $2 million, while it remained relatively flat in 1997. The above-mentioned activity in 1998 with deposits, loans and securities has allowed these borrowed funds to be paid down.

Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of June 30, 1998, the Company's non-performing assets totaled $1,119 thousand or 0.6% of loans compared to $591 thousand or 0.4% of loans in 1997. (See table below) Real estate loans composed 73% and 64% of the non-performing loans as of June 30, 1998 and 1997, respectively. Lost interest income on the non-accrual loans for both 1998 and 1997 is immaterial.

Nonperforming Assets
                                      June 30
                                        (in
                                    thousands)
                                         1998         1997
Non-accrual Loans                          270          81
Accruing Loans which are
  Contractually past due
  90 days or more                          695         342
Restructured Loans                         154         168
Total Nonperforming and Restructured     1,119         591
Other Real Estate                            -           -
Total Nonperforming and Restructured
 Loans and Other Real Estate             1,119         591
Nonperforming and Restructured Loans
 as a Percentage of Net Loans             0.58%       0.35%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                          0.39%       0.22%


Provision and Reserve for Possible Loan Losses

The 1998 six-month provision for loan losses of $325 thousand is higher than the 1997 number of $212 thousand. The second quarter provision was $162 thousand for 1998 and $106 thousand for 1997. Loan growth has required management to increase the provision in order to maintain a reserve ratio that is adequate and indicative of the quality of loans currently in the portfolio. The quality of the loans, in management's opinion, is still strong as is presented
earlier in non-performing loans.   As depicted in the table
below, the loan loss reserve to total loans was 1.33% on June 30, 1997 and on June 30, 1998. Net charge-offs for the periods mentioned above have been relatively insignificant. Management feels the current loan loss reserve is sufficient to meet future loan problems.

Loan Losses
                                      Six Months Ended June 30
                                           (in thousands)
                                          1998         1997
Balance at Beginning of Period            2,322       2,101
Amounts Charged-off:
  Commercial                                  3           -
  Real Estate Construction                    -           -
  Real Estate Mortgage                       11           -
  Agricultural                                -          14
  Consumer                                  122          73
Total Charged-off Loans                     136          87
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  2           2
  Real Estate Construction                    -           -
  Real Estate Mortgage                        1           1
  Agricultural                                1          10
  Consumer                                   27          22
Total Recoveries                             31          35
Net Charge-offs                             105          52
Provision for Loan Losses                   325         212
Balance at End of Period                  2,542       2,261
Total Loans, Net of Unearned Income
  Average                               186,029     163,385
  At June 30                            191,835     169,790
As a Percentage of Average Loans:
  Net Charge-offs                         0.06%       0.03%
  Provision for Loan Losses               0.17%       0.13%
Allowance as a Percentage of
 Period-end Net Loans                     1.33%       1.33%
Allowance as a Multiple of
 Net Charge-offs                          24.2        43.5

Loan Losses
                                        Quarter Ended June 30
                                           (in thousands)
                                          1998         1997
Balance at Beginning of Period
                                          2,437       2,194
Amounts Charged-off:
  Commercial                                  1           -
  Real Estate Construction                    -           -
  Real Estate Mortgage                       11           -
  Agricultural                                -          14
  Consumer                                   69          46
Total Charged-off Loans                      81          60
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  1           1
  Real Estate Construction                    -           -
  Real Estate Mortgage                        1           1
  Agricultural                                1          10
  Consumer                                   21           9
Total Recoveries                             24          21
Net Charge-offs                              57          39
Provision for Loan Losses                   162         106
Balance at End of Period                  2,542       2,261
Total Loans, Net of Unearned Income
  Average                               184,822     161,571
  At June 30                            191,835     169,790
As a Percentage of Average Loans:
  Net Charge-offs                         0.03%       0.02%
  Provision for Loan Losses               0.09%       0.07%
Allowance as a Percentage of
 Period-end Net Loans                     1.33%       1.33%
Allowance as a Multiple of
 Net Charge-offs                          44.6        58.0


Year 2000

Management has completed its assessment phase for the Year 2000 and continues its renovation phase (replacing equipment and upgrading software) as needed to be compliant. Some testing has been completed and other testing will be performed during 1998. Current estimates for this project are under $150 thousand, with the majority of this being for equipment and software.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 to 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below with the Board of Directors specified limits. As of June 30, 1998 the projected percentage changes are within the Board limits and the Company's interest rate risk appears reasonable. The projected net interest income report summarizing the Bank's interest rate sensitivity as of June 30, 1998 is as follows:

(in thousands)

PROJECTED NET INTEREST INCOME

                                                        Level
Rate Change:                 - 300    - 200    - 100    Rates    + 100    + 200    + 300

 Year One  (7/1/98 - 6/30/99)
   Interest Income           19,691   20,648   21,618   22,593   23,568   24,543   25,518
   Interest Expense           8,021    8,959    9,897   10,835   11,773   12,711   13,649

       Net Interest Income   11,670   11,689   11,721   11,758   11,795   11,832   11,869

 Year Two  (7/1/99 - 6/30/2000)
   Interest Income           18,571   20,440   22,335   24,237   26,139   28,041   29,943
   Interest Expense           6,622    8,272    9,921   11,571   13,220   14,870   16,519

       Net Interest Income   11,949   12,168   12,414   12,666   12,919   13,171   13,424


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

 Year One  (7/1/98 - 6/30/99)
   Interest Income           (2,902)  (1,945)    (975)   N/A        975    1,950    2,925
   Interest Expense          (2,814)  (1,876)    (938)   N/A        938    1,876    2,814

       Net Interest Income      (88)     (69)     (37)   N/A         37       74      111

 Year Two  (7/1/99 - 6/30/2000)
   Interest Income           (5,666)  (3,796)  (1,902)   N/A      1,902    3,804    5,706
   Interest Expense          (4,949)  (3,299)  (1,650)   N/A      1,650    3,299    4,949

       Net Interest Income     (717)    (497)    (252)   N/A        252      505      757


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

 Year One  (7/1/98 - 6/30/99)
   Interest Income            -12.8%    -8.6%    -4.3%   N/A        4.3%     8.6%    12.9%
   Interest Expense           -26.0%   -17.3%    -8.7%   N/A        8.7%    17.3%    26.0%

       Net Interest Income     -0.8%    -0.6%    -0.3%   N/A        0.3%     0.6%     0.9%

   Limitation on % Change    >-10.0%   >-7.0%   >-4.0%   N/A      >-4.0%   >-7.0%  >-10.0%

 Year Two  (7/1/99 - 6/30/2000)
   Interest Income            -23.4%   -15.7%    -7.8%   N/A        7.8%    15.7%    23.5%
   Interest Expense           -42.8%   -28.5%   -14.3%   N/A       14.3%    28.5%    42.8%

       Net Interest Income     -5.7%    -3.9%    -2.0%   N/A        2.0%     4.0%     6.0%

   Limitation on % Change    >-20.0%   >-14.0%  >-8.0%   N/A      >-8.0%  >-14.0%  >-20.0%


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

The interest rate sensitivity analysis as of June 30, 1998 shown below depicts amounts based on the earliest period in which they can normally be expected to reprice. The chart reveals that assets and liabilities are fairly well matched for the early periods specified below. The decay rates used for Demand deposits, NOW's, Savings and Money Market Savings are 5%, 30%, 20% and 30%, respectively.


(in thousands)
                                          Total    1 Year   2 Years   3 Years   4 Years   5 Years   >5 Years
ASSETS

Cash                                      9,111         -         -         -         -         -     9,111
Fed Funds & Int-Earning Due from Banks      231       231         -         -         -         -         -
Variable Rate Investment                 21,574    21,574         -         -         -         -         -
Fixed Rate Investment                    51,826    21,974    12,224     2,788     3,598     3,960     7,282
Variable Rate Loans                      68,793    61,469     2,581     1,307     1,810     1,472       154
Fixed Rate Loans                        123,042    40,010    19,635    16,352    20,992    22,842     3,211
Others Assets                             9,116         -         -         -         -         -     9,116

 Total Assets / Repricing Assets        283,693   145,258    34,440    20,447    26,400    28,274    28,874
 Repricing Assets - Accumulated                   145,258   179,698   200,145   226,545   254,819   283,693
   % of Current Balance                              51.2%     12.1%      7.2%      9.3%     10.0%     10.2%
   % of Current Balance - Accumulated                51.2%     63.3%     70.5%     79.9%     89.8%    100.0%

LIABILITIES

Demand Deposit Accounts                  32,993     1,650     1,567     1,489     1,414     1,344    25,529
NOW Accounts                             49,943    14,983    10,488     7,341     5,139     3,598     8,394
Savings Accounts                         12,805     2,561     2,049     1,639     1,311     1,049     4,196
Money Market Savings                      8,604     2,581     1,807     1,265       885       620     1,446
   Subtotal Deposit Accounts            104,345    21,775    15,911    11,734     8,749     6,611    39,565
Other Variable Deposits                   6,139     6,122         4         -         -         -        13
Fixed Rate Deposits                     125,463   101,470    19,771     1,702       685     1,258       577
Variable Rate Other Liabilities           8,692     8,442       250         -         -         -         -
Fixed Rate Other Liabilities              8,598     5,041       307     1,197       241       255     1,557
Other Liabilities                         2,503         -         -         -         -         -     2,503
Total Captial                            27,953         -         -         -         -         -    27,953

 Total Liabilities / Repricing Liab     283,693   142,850    36,243    14,633     9,675     8,124    72,168
   Repricing Liabilities - Accumulated            142,850   179,093   193,726   203,401   211,525   283,693
   % of Current Balance                              50.4%     12.8%      5.2%      3.4%      2.9%     25.4%
    % of Current Balance - Accumulated               50.4%     63.1%     68.3%     71.7%     74.6%    100.0%


SUMMARY

Total Repricing Assets                            145,258    34,440    20,447    26,400    28,274    28,874
Total Repricing Liabilities                       142,850    36,243    14,633     9,675     8,124    72,168

   Total Repricing Gap (by Bucket)                  2,408    (1,803)    5,814    16,725    20,150   (43,294)

Total Repricing Assets - Cumulative     264,925   145,258   179,698   200,145   226,545   254,819   283,693
Total Repricing Liabilities - Cumulat   254,096   142,850   179,093   193,726   203,401   211,525   283,693

Repricing Gap - Cumulative               10,829     2,408       605     6,419    23,144    43,294         -

Gap/Total Assets (by Bucket)                         0.85%    -0.64%     2.05%     5.90%     7.10%   -15.26%
Cumulative Gap/Total Assets                          0.85%     0.21%     2.26%     8.16%    15.26%     0.00%


Part II - Other Information

Item 1.     Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 2.     Changes in Securities

     None

Item 3.     Defaults upon Senior Securities

     None

Item 4.     Submission of Matters to a Vote of Security Holders

     None

Item 5.     Other Information

     None

Item 6.     Exhibits and Reports on Form 8-K

     1.   Exhibits as required by Item 601 of Regulation S-
B.

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