Form 10-Q
period 1998-09-30
BOURBON BANCSHARES INC /KY/
filed 1998-11-10
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Number of shares of Common Stock outstanding as of November 4, 1998:
1,404,603.

BOURBON BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

		Consolidated Balance Sheets                            					  3

		Consolidated Statement of Income and Comprehensive Income
			Nine Months Ending September 30, 1998 & 1997	                4

		Consolidated Statement of Income and Comprehensive Income
			Three Months Ending September 30, 1998 & 1997	               5

		Consolidated Statements of Cash Flows
			Nine Months Ending September 30, 1998 & 1997	                6

		Consolidated Statements of Cash Flows
			Three Months Ending September 30, 1998 & 1997	               7

		Notes to Consolidated Financial Statements		                  8

Item 2.   Management's Discussion and Analysis of Financial
          		Condition and Results of Operations				             9

Item 3.	Quantitative and Qualitative Disclosures About
          		Market Risk								                                15

Part II - Other Information							                             19

Signatures										                                           19

Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET  (unaudited)
(thousands)                                     9/30/98       12/31/97
Assets
  Cash & Due From Banks                        $ 11,707       $ 12,275
  Federal Funds Sold                              2,950
    Total Cash & Cash Equivalents              $ 14,657       $ 12,275
  Investment Securities:
    Securities Held to Maturity                  17,167         15,603
    Securities Available for Sale                53,085         66,101
  Federal Home Loan Bank Stock                    3,066          2,905
  Loans                                        $199,529       $185,161
  Reserve for Loan Losses                         2,636          2,322
    Net Loans                                  $196,893       $182,839
  Premises and Equipment                          6,343          5,765
  Other Assets                                    5,627          5,167
    Total Assets                               $296,838       $290,655



Liabilities & Stockholders' Equity
  Deposits
    Demand                                     $ 36,921       $ 33,481
    Savings & Interest Checking                  87,526         87,982
    Certificates of Deposit                     126,671        119,862
      Total Deposits                           $251,118       $241,325
  Repurchase Agreements                           3,281          6,990
  Federal Home Loan Bank Advances                 9,776         10,236
  Other Borrowed Funds                            1,003          2,468
  Other Liabilities                               2,908          2,920
    Total Liabilities                          $268,086       $263,939

  Stockholders' Equity
  Common Stock                                 $  6,474       $  6,333
  Retained Earnings                              22,049         20,150
  Accumulated Other Comprehensive Income            229            233
    Total Stockholders' Equity                 $ 28,752       $ 26,716
    Total Liabilities & Stockholders' Equity   $296,838       $290,655

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)        Nine Months Ending
                                            9/30/98       9/30/97
INTEREST INCOME:
  Loans, including fees                    $ 12,876      $ 11,408
  Investment Securities                       3,449         3,903
  Other                                         201           302
    Total Interest Income                  $ 16,526      $ 15,613
INTEREST EXPENSE:
  Deposits                                 $  7,352      $  7,020
  Other                                         677           691
    Total Interest Expense                 $  8,029      $  7,711
  Net Interest Income                      $  8,497      $  7,902
  Loan Loss Provision                           488           343
  Net Interest Income After Provision      $  8,009      $  7,559
OTHER INCOME:
  Service Charges                          $  1,589      $  1,388
  Securities Gains (Losses)                      35             2
  Other                                         404           303
    Total Other Income                     $  2,028      $  1,693
OTHER EXPENSES:
  Salaries and Benefits                    $  3,371      $  3,154
  Occupancy Expenses                            854           773
  Other                                       2,095         1,890
    Total Other Expenses                   $  6,320      $  5,817
  Income Before Taxes                      $  3,717      $  3,435
  Income Taxes                                  978           862
  Net Income                               $  2,739      $  2,573

Other Comprehensive Income, net of tax:
  Change in Unrealized Gains on Securities       (4)          175

Comprehensive Income                       $  2,735      $  2,748

Earnings per share                         $   1.96      $   1.84
Earnings per share - assuming dilution     $   1.91      $   1.81

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (unaudited) (thousands, except per share amounts)
                                             Three Months Ending
                                            9/30/98       9/30/97
INTEREST INCOME:
  Loans, including fees                    $  4,398      $  3,992
  Investment Securities                       1,229         1,271
  Other                                         (60)           99
    Total Interest Income                  $  5,567      $  5,362
INTEREST EXPENSE:
  Deposits                                 $  2,482      $  2,459
  Other                                         218           233
    Total Interest Expense                 $  2,700      $  2,692
  Net Interest Income                      $  2,867      $  2,670
  Loan Loss Provision                           163           131
  Net Interest Income After Provision      $  2,704      $  2,539
OTHER INCOME:
  Service Charges                          $    555      $    484
  Securities Gains (Losses)                       7            (6)
  Other                                         162            94
    Total Other Income                     $    724      $    572
OTHER EXPENSES:
  Salaries and Benefits                    $  1,124      $  1,049
  Occupancy Expenses                            304           269
  Other                                         742           604
    Total Other Expenses                   $  2,170      $  1,922
  Income Before Taxes                      $  1,258      $  1,189
  Income Taxes                                  328           308
  Net Income                               $    930      $    881

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities         93           122

Comprehensive Income                       $  1,023      $  1,003

Earnings per share                         $   0.67      $   0.63
Earnings per share - assuming dilution     $   0.65      $   0.62

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)
                                                          Nine Months Ending
                                                        9/30/98       9/30/97
Cash Flows From Operating Activities
  Net Income                                         $    2,739    $    2,573
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                              428           383
  Amortization                                              352           313
  Investment securities (accretion) amortization, net       (22)           48
  Provision for loan losses                                 488           343
  Deferred Income Taxes                                     (50)           15
  Investment securities losses (gains), net                 (35)           (2)
  Originations of loans held for sale                   (24,272)      (14,678)
  Proceeds from sale of loans                            27,984        14,716
  Capitalization of Mortgage Servicing Rights              (252)         (130)
  Losses (gains) on sale of fixed assets                     25             -
  Losses (gains) on sale of loans                           (94)          (47)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                   -            23
  Changes in:
    Interest receivable                                    (417)         (568)
    Income taxes refundable                                   -            66
    Other assets                                            (34)          (69)
    Interest payable                                        119           633
    Income taxes payable                                    285           112
    Other liabilities                                      (416)           66
      Net cash provided by operating activities      $    6,828    $    3,797
Cash Flows From Investing Activities
  Purchases of securities available for sale         $  (19,266)   $  (17,053)
  Proceeds from sales of securities available for sale    5,544        13,336
  Proceeds from principal payments, maturities and
   calls of securities available for sale                26,606        15,309
  Purchase of securities held to maturity                (2,375)         (785)
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                 833         1,431
  Net change in loans                                   (18,217)      (20,870)
  Purchases of bank premises and equipment               (1,136)       (1,095)
  Proceeds from the sale of bank premises and equipment     105             -
  Proceeds from sales of real estate acquired through
    foreclosure                                               -            56
    Net cash provided by investing activities        $   (7,906)   $   (9,671)
Cash Flows From Financing Activities:
  Net change in deposits                             $    9,793    $    4,214
  Net change in securities sold under agreements to
   repurchase and federal funds purchased                (3,709)          417
  Advances from Federal Home Loan Bank                    4,000             -
  Payments on Federal Home Loan Bank advances            (4,460)         (229)
  Net change in other borrowed funds                     (1,465)        2,578
  Proceeds from note payable                                  -           450
  Payment on note payable                                     -          (450)
  Repurchase of common stock                                  -          (602)
  Proceeds from issuance of common stock                    142            32
  Dividends paid                                           (841)         (754)
    Net cash provided by financing activities        $    3,460    $    5,656
Net increase (decrease) in cash and cash equivalents $    2,382    $     (218)
Cash and cash equivalents at beginning of period         12,275         9,191
Cash and cash equivalents at end of period           $   14,657    $    8,973

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                              Three Months Ending
                                                        9/30/98       9/30/97
Cash Flows From Operating Activities
  Net Income                                         $      930    $      881
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                              143           131
  Amortization                                              121           106
  Investment securities (accretion) amortization, net       (10)            8
  Provision for loan losses                                 163           131
  Deferred Income Taxes                                     (14)          (83)
  Investment securities losses (gains), net                  (7)            5
  Originations of loans held for sale                    (6,195)       (7,232)
  Proceeds from sale of loans                             6,023         7,101
  Capitalization of Mortgage Servicing Rights               (64)          (52)
  Losses (gains) on sale of loans                           (54)          (15)
  Changes in:
    Interest receivable                                    (184)         (398)
    Income taxes refundable                                  57            19
    Other assets                                            (55)         (103)
    Interest payable                                        (10)          255
    Income taxes payable                                    285           112
    Other liabilities                                       130           194
      Net cash provided by operating activities      $    1,259    $    1,060
Cash Flows From Investing Activities
  Purchases of securities available for sale         $   (8,088)   $   (5,999)
  Proceeds from sales of securities available for sale    2,002         5,833
  Proceeds from principal payments, maturities and
   calls of securities available for sale                 7,662         3,443
  Purchase of securities held to maturity                (1,385)            -
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                  50           540
  Net change in loans                                    (7,556)      (10,517)
  Purchases of bank premises and equipment                 (345)         (452)
    Net cash provided by investing activities        $   (7,660)   $   (7,152)
Cash Flows From Financing Activities:
  Net change in deposits                             $   15,171    $    3,219
  Net change in securities sold under agreements to
   repurchase and federal funds purchased                   149           439
  Payments on Federal Home Loan Bank advances             1,929           (96)
  Net change in other borrowed funds                     (5,308)        2,141
  Payment on note payable                                     -          (100)
  Proceeds from issuance of common stock                     56             4
  Dividends paid                                           (281)         (251)
    Net cash provided by financing activities        $   11,716    $    5,356
Net increase (decrease) in cash and cash equivalents $    5,315    $     (736)
Cash and cash equivalents at beginning of period          9,342         9,709
Cash and cash equivalents at end of period           $   14,657    $    8,973

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine month and three month periods ended September 30, 1998 and September 30, 1997 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.
2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The requirements are disclosure related and its implementation will have no impact on the Company's financial condition or results of operations. Prior period financial statements have been restated to meet this reporting format.
3. Recently, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share", under which basic and diluted earnings per share are computed. Prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.
4. Dividends per share paid for the quarter ended September 30, 1998 was $0.20 compared to $0.18 on September 30, 1997. The third quarter dividends were the same amounts as were paid during the first and second quarters of the respective years.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $2,739 thousand, or $1.96 per share and $1.91 per share assuming dilution for the first nine months ended September 30, 1998 compared to $2,573 thousand, or $1.84 per share and $1.81 per share assuming dilution for September 30, 1997. The first nine months' reflects an increase in earnings of 7%. The third quarter earnings of 1998 were $931 thousand, or $0.67 per share and $0.65 per share assuming dilution compared to $881 thousand, or $0.63 per share and $0.62 per share assuming dilution in 1997. This represents a 6% increase in earnings.

Return on average assets was 1.27% for the first nine months ended September 30, 1998 compared to 1.25% for the same time period in 1997. Third quarter numbers were 1.28% and 1.26% for 1998 and 1997, respectively. Return on average equity was 13.2% and 13.7% for the nine months ended September 30, 1998 and 1997, respectively. Third quarter numbers were 13.2% in 1998 compared to 13.7% in 1997. The return on assets was up 2% for the first nine months and up 2% for the third quarter. The return on equity for the first nine months was down 4% and down 4% for the third quarter.

Net Interest Income

Net interest income was $8,497 thousand for the nine months ended September 30, 1998 compared to $7,902 thousand in 1997, resulting in an increase of $595 thousand or 7.5%. For the third quarter, net interest income was $2,867 thousand in 1998 and $2,670 thousand in 1997, an increase of $197 thousand or 7.4%. Loan volume continues to improve. Year to date average loans are up nearly $21 million, or nearly 13% from 1997 to 1998 resulting in an improvement in interest income of $913 thousand for the first nine months and $205 thousand for the quarter. Average deposits also increased from 1997 to 1998, up nearly $11 million, or 5%. The increased volume resulted in higher interest expense of $318 thousand for the first nine months and $8 thousand for the quarter.

Non-Interest Income

Non-interest income increased for the nine-month period ended September 30 from $1,693 thousand in 1997 to $2,028 thousand in 1998. The third quarter reflected an increase from $572 thousand in 1997 to $724 thousand in 1998. For the year, an increase of $201 thousand in service charges from 1997 to 1998 is mainly attributable to an improvement in overdraft charges of $141 thousand. Service charges increased $71 thousand for the third quarter with overdraft charges accounting for $42 thousand. Servicing income from loans sold is up $19 thousand from 1997. Securities gains were up $33 thousand for the first nine months and $13 thousand for the third quarter. Trust income accounts for $39 thousand of the $101 thousand increase in other income for the first nine months.

Non-Interest Expense

The explanations for the increase of $282 thousand in non-interest expenses from $5,817 thousand for the nine months ended September 30, 1997 to $6,320 thousand for the same period in 1998 and the increase of $248 thousand for the third quarter of 1998 compared to 1997 follows. Salaries and benefits increased $217 thousand for the first nine months of 1998 compared to 1997, an increase of 6.9%. The increase for the third quarter was $75 thousand. In 1998, bonuses were earned by employees totaling $70 thousand compared to $54 thousand in 1997. The increase in salaries of 6% is mainly attributable to salary increases and the adding of staffing in Georgetown for the new branch and Clark County for the opportunity existing with two banks in town changing ownership.

Occupancy expense increased $81 thousand for the first nine months of 1998 compared to 1997 and $35 thousand for the third quarter. Depreciation was up $44 thousand for the year and $11 thousand for the third quarter. Building maintenance was $16 thousand higher for the first nine months of 1998. These changes are mainly attributable to the newly constructed Versailles location and the leased building no longer being needed, and the newly constructed Georgetown Branch.

Other expenses for the first nine months of 1998 compared to 1997 increased $205 thousand, from $1,890 thousand to $2,095 thousand. Of this increase $138 thousand occurred during the third quarter.
Telephone expenses are up $18 thousand for the year. The Company has placed more emphasis on education and training during 1998 and these expenses are $34 thousand higher in 1998 than in 1997. With the selling of mortgage loans, the amortization of mortgage servicing rights increased $39 thousand from 1997 to 1998. During 1998 the legal and professional expenses are $23 thousand higher in 1998 as compared to 1997.

Income Taxes

The tax equivalent rate for the nine months ended September 30 was 26% for 1998 and 25% for 1997. The quarterly rates were 26% and 26% for 1998 and 1997, respectively. These rates being less than the statutory rate is a result of the tax-free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals an increase of cash and cash equivalents for the first nine months of 1998 of $2,382 thousand and a decrease of $218 thousand for the same period in 1997. The third quarter reflects an increase of cash and cash equivalents of $5,315 thousand in 1998 and a decrease of $736 in 1997. In 1998, proceeds from the sale of loans were nearly $28 million compared to nearly $15 million in 1997. The third quarter reveals over $6 million from the sale of loans in 1998 compared to $7 million in 1997. Originations of loans held for sale were also greater in 1998, amounting to over $24 million compared to $15 million in 1997. The third quarter numbers were $6 million and $7 million for 1998 and 1997, respectively. The lower rates have created higher volume of loans originated and have allowed management to sale lower coupon loans.

During 1998, proceeds from security transactions have exceeded purchases by over $11 million compared to nearly $12 million in 1997. Third quarter proceeds exceeded purchases by $0.2 million in 1998 and $4 million in 1997. Of this change, principal payments on securities have amounted to over $10 million in 1998 ($3 million in third quarter) and over $7 million for the same period in 1997 ($3 million in third quarter). Management has made a concerted effort to improve loan demand over the past two years. In 1998, net loans have increased $18 million compared to $21 million in 1997.

Deposits for 1998 have increased $10 million. However, during 1997 deposits increased over $4 million during the first nine months. During 1998, other borrowing has dropped $6 million however it increased $3 million in 1997. The above-mentioned activity in 1998 with deposits, loans and securities has allowed these borrowed funds to be paid down.

Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of September 30, 1998, the Company's non-performing assets totaled $931 thousand or 0.5% of loans compared to $679 thousand or 0.4% of loans in 1997. (See table below) Real estate loans composed 65% and 68% of the non-performing loans as of September 30, 1998 and 1997, respectively. Lost interest income on the non-accrual loans for both 1998 and 1997 is immaterial.

Nonperforming Assets
                                                September 30
(in thousands)                               1998          1997

Non-accrual Loans                             227           225
Accruing Loans which are
  Contractually past due
  90 days or more                             555           291
Restructured Loans                            149           163
Total Nonperforming and Restructured          931           679
Other Real Estate                               -             -
Total Nonperforming and Restructured
 Loans and Other Real Estate                  931           679
Nonperforming and Restructured Loans
 as a Percentage of Net Loans                0.47%         0.38%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                             0.31%         0.24%


Provision and Reserve for Possible Loan Losses

The 1998 nine-month provision for loan losses of $488 thousand is higher than the 1997 number of $343 thousand. The third quarter provision was $163 thousand for 1998 and $131 thousand for 1997. Loan growth has required management to increase the provision in order to maintain a reserve ratio that is adequate and indicative of the quality of loans currently in the portfolio. The quality of the loans, in management's opinion, is still strong as is presented earlier in non-performing
loans.   As depicted in the table below, the loan loss reserve to total loans was 1.31% on September 30, 1997 and 1.32% on September 30, 1998. Net charge-offs for the periods mentioned above have been relatively insignificant. Management feels the current loan loss reserve is sufficient to meet future loan problems.

Loan Losses
                                      Nine Months Ended September 30
(in thousands)                             1998          1997
Balance at Beginning of Period            2,322         2,101
Amounts Charged-off:
  Commercial                                  3             -
  Real Estate Construction                    -             -
  Real Estate Mortgage                       11             -
  Agricultural                               15            14
  Consumer                                  205           116
Total Charged-off Loans                     234           130
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  3             2
  Real Estate Construction                    -             -
  Real Estate Mortgage                        8             1
  Agricultural                                1            11
  Consumer                                   48            32
Total Recoveries                             60            46
Net Charge-offs                             174            84
Provision for Loan Losses                   488           343
Balance at End of Period                  2,636         2,360
Total Loans, Net of Unearned Income
  Average                               188,707       167,169
  At September 30                       199,529       180,402
As a Percentage of Average Loans:
  Net Charge-offs                          0.09%         0.05%
  Provision for Loan Losses                0.26%         0.21%
Allowance as a Percentage of
 Period-end Net Loans                      1.32%         1.31%
Allowance as a Multiple of
 Net Charge-offs                           15.1          28.1

Loan Losses

                                     Quarter Ended September 30
(in thousands)                            1998          1997
Balance at Beginning of Period           2,542         2,261
Amounts Charged-off:
  Commercial                                 -             -
  Real Estate Construction                   -             -
  Real Estate Mortgage                       -             -
  Agricultural                              15             -
  Consumer                                  83            43
Total Charged-off Loans                     98            43
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                 1             -
  Real Estate Construction                   -             -
  Real Estate Mortgage                       7             -
  Agricultural                               -             1
  Consumer                                  21            10
Total Recoveries                            29            11
Net Charge-offs                             69            32
Provision for Loan Losses                  163           131
Balance at End of Period                 2,636         2,360
Total Loans, Net of Unearned Income
  Average                              187,368       165,277
  At September 30                      199,529       180,402
As a Percentage of Average Loans:
  Net Charge-offs                         0.04%         0.02%
  Provision for Loan Losses               0.09%         0.08%
Allowance as a Percentage of
 Period-end Net Loans                     1.32%         1.31%
Allowance as a Multiple of
 Net Charge-offs                          38.2          73.8


Year 2000

Management has completed its assessment phase for the Year 2000 and continues its renovation phase (replacing equipment and upgrading software) and testing phase as needed to be compliant. Current estimates for this project are under $150 thousand, with the majority of this being for equipment and software. Management believes the effect of the Year 2000 issues will not have a material effect on the Company's business, results of operation or financial condition.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 to 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below with the Board of Directors specified limits. As of September 30, 1998 the projected percentage changes are within the Board limits and the Company's interest rate risk appears reasonable. The projected net interest income report summarizing the Bank's interest rate sensitivity as of September 30, 1998 is as follows:


(in thousands)

PROJECTED NET INTEREST INCOME
                                                            Level
Rate Change:                     - 300    - 200    - 100    Rates    + 100    + 200    + 300
Year One  (10/1/98 -  9/30/99)
   Interest Income              19,810   20,835   21,867   22,904   23,941   24,978  26,016
   Interest Expense              7,680    8,638    9,596   10,553   11,511   12,468  13,426
       Net Interest Income      12,130   12,197   12,271   12,351   12,430   12,510  12,590

Year Two  (10/1/99 -  9/30/2000)
   Interest Income              18,444   20,328   22,228   24,141   26,055   27,968   29,881
   Interest Expense              5,687    7,433    9,180   10,926   12,672   14,419   16,165
       Net Interest Income      12,757   12,895   13,048   13,215   13,383   13,549   13,716

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"
Year One  (10/1/98   9/30/99)
   Interest Income              (3,094)  (2,069)  (1,037)    N/A     1,037    2,074    3,112
   Interest Expense             (2,873)  (1,915)    (958)    N/A       958    1,915    2,873
       Net Interest Income        (221)    (154)     (79)    N/A        79      159      239

Year Two  (10/1/99 -  9/30/2000)
   Interest Income              (5,698)  (3,814)  (1,913)    N/A     1,913    3,827    5,740
   Interest Expense             (5,239)  (3,493)  (1,746)    N/A     1,746    3,493    5,239
       Net Interest Income        (459)    (321)    (167)    N/A       167      334      501

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/1/98 -  9/30/99)
   Interest Income               -13.5%    -9.0%    -4.5%    N/A       4.5%     9.1%    13.6%
   Interest Expense              -27.2%   -18.1%    -9.1%    N/A       9.1%    18.1%    27.2%
       Net Interest Income        -1.8%    -1.2%    -0.6%    N/A       0.6%     1.3%     1.9%

   Limitation on % Change       >-10.0%   >-7.0%   >-4.0%    N/A     >-4.0%   >-7.0%  >-10.0%

Year Two  (10/1/99 -  9/30/2000)
   Interest Income               -23.6%   -15.8%    -7.9%    N/A       7.9%    15.9%    23.8%
   Interest Expense              -48.0%   -32.0%   -16.0%    N/A      16.0%    32.0%    48.0%
       Net Interest Income        -3.5%    -2.4%    -1.3%    N/A       1.3%     2.5%     3.8%

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

The interest rate sensitivity analysis as of September 30, 1998 shown below depicts amounts based on the earliest period in which they can normally be expected to reprice. The chart reveals that assets and liabilities are fairly well matched for the early periods specified below. The decay rates used for Demand deposits, NOW's, Savings and Money Market Savings are 5%, 30%, 20% and 30%, respectively.


(in thousands)
                                          Total    1 Year   2 Years  3 Years  4 Years  5 Years >5 Years
ASSETS
Cash & Due From Banks                     11,575      -        -        -        -        -     11,575
Fed Funds & Int-Earning Due from Banks     3,082    3,082      -        -        -        -        -
Variable Rate Investment                  21,250   21,250      -        -        -        -        -
Fixed Rate Investment                     52,068   25,522    4,112    2,155    3,625    4,327   12,327
Variable Rate Loans                       68,475   61,489    2,817    1,141    1,571    1,457      -
Fixed Rate Loans                         131,054   37,889   19,323   19,123   24,553   27,154    3,012
Others Assets                              9,334      -        -        -        -        -      9,334

 Total Assets / Repricing Asset          296,838  149,232   26,252   22,419   29,749   32,938   36,248
 Repricing Assets - Accumulated          149,232  175,484  197,903  227,652  260,590  296,838
   % of Current Balance                    50.3%     8.8%     7.6%    10.0%    11.1%    12.2%
% of Current Balance - Accumulated         50.3%    59.1%    66.7%    76.7%    87.8%   100.0%

LIABILITIES

Demand Deposit Accounts                   36,921    1,846    1,754    1,666    1,583    1,504   28,569
NOW Accounts                              53,792   16,137   11,296    7,908    5,536    3,875    9,040
Savings Accounts                          12,644    2,568    2,015    1,612    1,290    1,032    4,127
Money Market Savings                       9,776    2,933    2,053    1,437    1,006      704    1,643
   Subtotal Deposit Accounts             113,133   23,484   17,118   12,623    9,415    7,115   43,379
Other Variable Deposits                    6,105    6,084      -        -        -        -         21
Fixed Rate Deposits                      131,880  113,037   13,986    2,598      636    1,071      552
Variable Rate Other Liabilities            3,534    3,284      250      -        -        -        -
Fixed Rate Other Liabilities              10,526    3,036      311    1,177      244    4,237    1,521
Other Liabilities                          2,908      -        -        -        -        -      2,908
Total Captial                             28,752      -        -        -        -        -     28,752

 Total Liabilities / Repricing Liab      296,838  148,925   31,665   16,398   10,295   12,423   77,133
Repricing Liabilities - Accumulated      148,925  180,590  196,988  207,283  219,705  296,838
   % of Current Balance                    50.2%    10.7%     5.5%     3.5%     4.2%    26.0%
   % of Current Balance - Accum            50.2%    60.8%    66.4%    69.8%    74.0%   100.0%

SUMMARY

Total Repricing Assets                   149,232   26,252   22,419   29,749   32,938   36,248
Total Repricing Liabilities              148,925   31,665   16,398   10,295   12,423   77,133

Total Repricing Gap (by Bucket)              307   (5,413)   6,021   19,454   20,515  (40,885)

Total Repricing Assets - Cumulative      274,555  149,232  175,484  197,903  227,652  260,590  296,838
Total Repricing Liabilities -
 Cumulative                              265,464  148,925  180,590  196,988  207,283  219,705  296,838

Repricing Gap - Cumulative                 9,091      307   (5,106)     915   20,369   40,885      -

Gap/Total Assets (by Bucket)               0.10%   -1.82%    2.03%    6.55%    6.91%  -13.77%
Cumulative Gap/Total Assets                0.10%   -1.72%    0.31%    6.86%   13.77%    0.00%


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


20