Form 10-K
period 1998-12-31
BOURBON BANCSHARES INC /KY/
filed 1999-03-31
CIK 1000232

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C.  20549
                  FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                     or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Aggregate market value of voting stock held by non-affiliates as of March 29, 1999 was approximately $48.0 million. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 29, 1999:
  1,402,588.

PART I

Item 1.  Business

General

Bourbon Bancshares, Inc. ("Company" or "Bourbon") is a
Kentucky corporation organized in 1981 and a bank and savings and loan holding company registered under the Bank
Holding Company Act of 1956, as amended ("BHCA") and the Home Owners Loan Act of 1933, as amended ("HOLA").

The Company conducts business through one banking subsidiary, Kentucky Bank. Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky. Kentucky Bank has its main office in Paris (Bourbon County), Kentucky, additional offices in Paris, North Middletown (Bourbon County), Winchester (Clark County), Georgetown (Scott County), Versailles (Woodford County), Nicholasville (Jessamine County), Kentucky and a loan production office in Cynthiana (Harrison County), Kentucky. The deposits of Kentucky Bank are insured up to prescribed limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), both of the Federal Deposit Insurance Corporation ("FDIC"). Kentucky Bank is engaged in general full-service commercial and consumer banking. Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses. Kentucky Bank makes residential mortgage, installment and other loans to its individual and other non-commercial customers. Kentucky Bank also offers its customers the opportunity to obtain a credit card. Kentucky Bank offers its customers a variety of other services, including checking, savings, club and money market accounts, certificates of deposits, safe deposit facilities and other consumer-oriented financial services. Through its trust department, Kentucky Bank provides primarily personal trust and agency services (including management agency services) and, to a lesser extent, corporate trust services (including the management of corporate pension and profits sharing plans).

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

Business Segments

The Financial Accounting Standards Board (FASB) has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires segmenting assets, profit and loss and certain specific revenue and expense items. Although management monitors revenue streams from various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Therefore, all operations are considered by management to be aggregated into one reportable operating segment.

Employees

At December 31, 1998, the number of full time equivalent employees of the Company was 144.


Item 2.  Properties

The main banking office of Kentucky Bank, which also serves as the principal office of Kentucky Bank, is located at Fourth and Main Streets, Paris, Kentucky 40361. In addition, Kentucky Bank serves customer needs at 9 other locations. All locations, except for the Cynthiana office (which is a loan production office), offer a full range of banking services. Kentucky Bank owns all of the properties at which it conducts its business, except the location in Scott County at Paris Pike, which is leased. The Company owns approximately 59,000 square feet of office space and leases approximately 2,000 square feet of office space, with aggregate annual lease payments of approximately $16 thousand in 1998.

Note 5 to the Company's consolidated financial statements included in this report contain additional information relating to amounts invested in premises and equipment.


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

                        High        Low        Dividend

     1998 Quarter 1   $ 36.50      $31.00        $.20
          Quarter 2     40.00       36.50        $.20
          Quarter 3     42.00       40.00        $.20
          Quarter 4     41.25       41.00        $.20

     1997 Quarter 1     27.00       24.50        $.18
          Quarter 2     30.00       26.00        $.18
          Quarter 3     30.50       27.00        $.18
          Quarter 4     31.00       28.00        $.18

     As of December 31, 1998 the Company had 1,404,628
shares of Common Stock outstanding and approximately 437 holders of record of its Common Stock.

During 1998, 10,066 shares of unregistered stock were issued to employees and directors. This stock was issued through the exercise of stock options or employee gifts. In accordance with Rule 701 promulgated under the Securities Act of 1933, all shares of Common Stock were issued upon the exercise of stock options issued prior to the Company becoming subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The following shares were issued during 1998:

                                         Aggregate
          Date Issued         Shares   Consideration

     January 30, 1998         1,000          $ 8,500
     February 24, 1998          400            7,750
     March 9, 1998            3,640           65,030
     March 10, 1998               1             gift
     March 24, 1998             400            4,800
     August 26, 1998          3,000           27,700
     September 3, 1998          800           13,800
     September 14, 1998         800           13,800
     September 30, 1998          25             gift

          Total              10,066

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company's Consolidated Financial
Statements and the accompanying notes presented elsewhere herein.

                                    At or For the Year Ended December 31
                              (dollars in thousands, except per share amounts)
                                 1998      1997      1996      1995      1994
CONDENSED STATEMENT OF INCOME:
Total Interest Income          $21,983   $20,962   $19,425   $19,658   $15,657
Total Interest Expense          10,666    10,415     9,839    10,426     7,746
Net Interest Income             11,317    10,547     9,586     9,232     7,911
Provision for Losses               700       493       402       396       145
Net Interest Income After
 Provision for Losses           10,617    10,054     9,184     8,836     7,766
Noninterest Income               3,073     2,390     2,284     2,053       992
Noninterest Expense              8,514     7,888     7,715     7,684     6,067
Income Before Income
 Tax Expense                     5,176     4,556     3,753     3,205     2,691
Income Tax Expense               1,372     1,148       866       717       488
Net Income                     $ 3,804   $ 3,408   $ 2,887   $ 2,488   $ 2,203

SHARE DATA:
Net Income-Earnings
 per Share (EPS)                $ 2.72    $ 2.44    $ 2.03    $ 1.74    $ 1.54
Net Income-EPS assuming dilution  2.66      2.40      2.00      1.71      1.52
Cash Dividends Declared           0.80      0.72      0.64      0.60      0.54
Book Value                       20.91     19.16     17.44     16.16     14.00
Average Shares and Share
 Equivalents Outstanding         1,431     1,422     1,443     1,448     1,432

SELECTED BALANCE SHEET DATA:
Loans, net including
 held for sale                $210,108  $182,839  $157,564  $153,201  $145,817
Investment Securities           72,353    81,703    92,540    92,639    99,345
Total Assets                   308,705   290,655   272,453   269,431   274,497
Deposits                       258,740   241,325   231,071   213,348   223,810
Short-Term Borrowings           11,248     9,458     4,160    11,791     7,635
Long-Term Debt                   6,954    10,236    10,534    19,071    20,606
Stockholders' Equity            29,372    26,716    24,633    23,167    19,955

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets                 1.31%     1.23%     1.10%     0.94%     0.95%
Return on Stockholders' Equity  13.57     13.43     12.06     11.36     10.61
Net Interest Margin (1)          4.27      4.18      4.02      3.80      3.76
Equity to Assets (at period end) 9.51      9.19      9.04      8.60      7.27

SELECTED STATISTICAL DATA:
Dividend Payout Ratio           29.49%    29.49%    31.57%    32.93%    31.25%
Number of Employees
 (at period end)                   144       145       137       125       128

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans         1.28%     1.25%     1.32%     1.20%     1.12%
Net Charge-offs as a
 Percentage of Average Loans     0.15      0.16      0.10      0.12      0.13

(1)  Tax equivalent

Item 7.  Management's Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying notes included as Exhibit 13. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1998 data.

Summary

Net income for the year ended December 31, 1998 was $3.8 million, or $2.72 per common share compared to $3.4 million, or $2.44 for 1997 and $2.9 million, or $2.03 for 1996.
Earnings per share assuming dilution were $2.66, $2.40 and $2.00 for 1998, 1997 and 1996, respectively. For 1998, net income increased over $395 thousand, nearly 12%. Increases in net interest income of over 7% and other income of 28% were offset by increases in other expenses of over 7% and the provision for loan losses of 42%. The increase in the loan loss provision was mainly attributable to the 15% growth in loans. In 1997, net income increasing over $520 thousand (over 18%) is mainly attributable to increased net interest income and other income, offset by an increase in the loan loss provision, while maintaining other expenses to below modest increases.

Return on average equity was 13.6% in 1998 compared to 13.4% in 1997 and 12.1% in 1996. Return on average assets was 1.31% in 1998 compared to 1.23% in 1997 and 1.10% in 1996.

Non-performing loans as of a percentage of net loans were 0.50%, 0.26% and 0.49% as of December 31, 1998, 1997 and
1996, respectively. Through management's concerted effort on loan quality, these ratios have remained well below peer groups over the last three years.

During 1996, the federal thrift charters of Kentucky Savings
Bank, FSB and Jessamine were terminated and both entities became branches of Kentucky Bank. Financial statements have been adjusted to reflect this change.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the largest source of revenue, on a tax equivalent basis increased from $9.9 million in 1996 to $10.9 million in 1997 to $11.7 million in 1998. The taxable equivalent adjustment (which is net of the effect of the non-deductible portion of interest expense) is based on a Federal income tax rate of 34%. For 1998, average earning assets and interest bearing liabilities increased. The $12 million increase in average earning assets, and maintenance of the same tax equivalent yield resulted in tax equivalent interest income increasing over $1 million. Average loans increasing over $22 million with a 14 basis point decline in yield along with an over $10 million decline in investment securities and an 8 basis point decline allowed the yield on earning assets to remain constant. The increase of $10 million in deposits along with an 8 basis point decline in yield accounted for the change in liabilities.

An increase in earning assets and interest bearing liabilities were both positive factors on 1997 net interest income. Loan growth on an average basis for 1997 increased 10%, while being funded by over 5% growth in interest bearing deposits. There was a positive effect on the rate changes for assets, whereas the rate on liabilities was relatively constant. The 10% increase in loans from 1996 to 1997 and a 5% increase in deposits for the same time period have resulted in the net interest margin increasing from 4.02% in 1996 to 4.18% in 1997. Loan volume accounted for over $1.3 million of the increase in total interest income, while loan rates accounted for $0.3 million of the total interest income increase. Deposit volume accounted for $0.5 million of the $0.6 million increase in total interest expense.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these increases in 1998 and 1997. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

                                    1998 vs. 1997                           1997 vs. 1996
                          Increase (Decrease) Due to Change in     Increase (Decrease) Due to Change in
                          Volume        Rate        Net Change     Volume        Rate        Net Change
Interest Income
 Loans                    $1,961      $ (233)         $1,728       $1,387      $  322      $1,709
 Investment                 (647)       (118)           (765)          34          (8)         26
 Securities
 Federal Funds Sold and
  Securities Purchased
  under Agreements to
  Resell                      75           1              76         (140)          3        (137)
 Deposits with Banks         (18)          1             (17)         (38)        (24)        (62)
  Total Interest Income    1,371        (349)          1,022        1,243         293       1,536
Interest Expense
 Deposits
  Demand                     305         (18)            287          349         269         618
  Savings                     (3)        (13)            (16)         (28)         (6)        (34)
  Negotiable Certificates
   of Deposit and Other
   Time Deposits              75         (38)             37           36          54          90
Short-Term Borrowings          6           0               6           62           1          63
Long-Term Borrowings         (71)          8             (63)        (173)         12        (161)
  Total Interest Expense     312         (61)            251          246         330         576
Net Interest Income       $1,059      $ (288)         $  771       $  997      $  (37)     $  960

Average Consolidated Balance Sheets and Net Interest Analysis  (dollars in thousands)
                                                            1998                       1997                      1996
                                                 Average           Average  Average           Average Average           Average
                                                 Balance  Interest   Rate   Balance  Interest   Rate  Balance  Interest   Rate
ASSETS
Interest-Earning Assets
 Securities Held to Maturity
  State and Municipal obligations                $ 16,371  $   971   5.93%  $ 16,027  $   976   6.09% $ 16,377   $ 1,009   6.16%
 Securities Available for Sale (1)
  U.S. Treasury and Federal Agency Securities      50,902    3,108   6.11     63,057    3,919   6.22    60,890     3,778   6.20
  State and Municipal obligations                   3,917      197   5.03      3,943      198   5.02     3,944       199   5.05
  Other Securities                                  3,931      252   6.41      2,803      200   7.14     4,066       281   6.91
   Total Securities Available for Sale             58,750    3,557   6.05     69,803    4,317   6.18    68,900     4,258   6.18
   Total Investment Securities                     75,121    4,528   6.03     85,830    5,293   6.17    85,277     5,267   6.18
   Tax Equivalent Adjustment                                   345   0.46                 345   0.40                 362   0.42
   Tax Equivalent Total                                      4,873   6.49               5,638   6.57               5,629   6.60
 Federal Funds Sold and Agreements to Repurchase    4,372      236   5.40      2,979      160   5.37     5,579       297   5.37
 Interest-Bearing Deposits with Banks                 152        8   5.26        500       25   5.00     1,143        87   7.61
 Loans, Net of Deferred Loan Fees (2)
  Commercial                                       23,150    2,093   9.04     20,035    1,828   9.12    19,192     1,749   9.11
  Real Estate Mortgage                            154,764   13,525   8.74    137,079   12,194   8.90   123,145    10,674   8.67
  Installment                                      15,268    1,593  10.43     14,014    1,461  10.43    13,398     1,351  10.08
   Total Loans                                    193,182   17,211   8.91    171,128   15,483   9.05   155,735    13,774   8.84
Total Interest-Earning Assets                     272,827   22,328   8.18    260,437   21,306   8.18   247,734    19,787   7.99
Allowance for Loan Losses                          (2,550)                    (2,261)                   (1,988)
Cash and Due From Banks                             9,225                      7,510                     6,839
Premises and Equipment                              6,187                      5,475                     4,591
Other Assets                                        5,793                      5,565                     5,617
Total Assets                                     $291,482                   $276,726                  $262,793

LIABILITIES
Interest-Bearing Deposits
 Negotiable Order of Withdrawal ("NOW) and
  and Money Market Investment Accounts           $ 63,413  $ 2,199   3.47%  $ 54,626  $ 1,912   3.50% $ 43,918   $ 1,294   2.95%
 Savings                                           12,679      315   2.48     12,786      331   2.59    13,850       365   2.64
 Certificates of Deposit and Other Deposits       134,893    7,274   5.39    133,509    7,237   5.42   132,835     7,147   5.38
  Total Interest-Bearing Deposits                 210,985    9,788   4.64    200,921    9,480   4.72   190,603     8,806   4.62
Short-Term Borrowings                               5,222      271   5.19      5,100      265   5.20     3,899       202   5.18
Long-Term Debt                                     10,067      607   6.03     11,247      670   5.96    14,158       831   5.87
Total Interest-Bearing Liabilities                226,274   10,666   4.71    217,268   10,415   4.79   208,660     9,839   4.72
Noninterest Bearing Demand Deposits                34,487                     31,566                    27,930
Other Liabilities                                   2,693                      2,513                     2,262
 Total Liabilities                                263,454                    251,347                   238,852
STOCKHOLDERS' EQUITY                               28,028                     25,379                    23,941
Total Liabilities and Stockholders' Equity       $291,482                   $276,726                  $262,793
Average Equity to Average Total Assets               9.62%                      9.17%                     9.11%
Net Interest Income                                         11,317                     10,546                      9,586
  Net Interest Income (tax equivalent) (3)                 $11,662                    $10,891                    $ 9,948
  Net Interest Spread (tax equivalent) (3)                           3.47%                      3.39%                      3.27%
  Net Interest Margin (tax equivalent) (3)                           4.27                       4.18                       4.02

[FN]
(1)  Averages computed at amortized cost.
(2)  Includes loans on a nonaccrual status.
(3) Tax equivalent difference represents the tax equivalent adjustment detailed above.

Noninterest Income and Expenses

Noninterest income was $3.1 million in 1998 compared to $2.4 million in 1997 and $2.3 million in 1996. In 1998 securities gains were $41 thousand compared to $14 thousand gains in 1997 and $13 thousand losses in 1996. Typically,
U. S. Treasury securities are sold before maturity when additional interest yields can be realized. Other types of investment securities are generally not sold. In addition, gains on loans sold were $440 thousand, $72 thousand and $200 thousand in 1998, 1997 and 1996, respectively. In 1998, management increased its focus on mortgage banking and this along with the increased volume of loans sold in a declining rate environment have resulted in the increased gain on loans sold. Loans held for sale are generally sold at closing to Federal Home Loan Mortgage Corporation. The sales of loans were $35 million, $18 million and $21 million in 1998, 1997 and 1996, respectively. Other noninterest income excluding security and loans net gains was $2.6 million in 1998, $2.3 million in 1997 and $2.1 million in 1996.

Noninterest expense increased $626 thousand in 1998 to $8.5 million and a modest $173 thousand from $7.7 million in 1996 to $7.9 million in 1997. The increases in salaries and benefits from $4.0 million in 1996 to $4.3 million in 1997 and $4.5 million in 1998 are mainly attributable to normal salary and benefit increases. Occupancy expense increased $162 thousand in 1998 to $1.2 million and 8% in 1997, from $932 thousand in 1996 to $1.0 million in 1997. In August 1998 the Company added a new branch in Georgetown and in March 1997, the Company opened its new branch in Versailles resulting in higher operating cost attributable to these facilities. The Company has also placed more emphasis on maintaining its existing facilities in 1997 and 1998, which are reflected in increases in occupancy expenses. Other noninterest expense decreased from $2.8 million in 1996 to $2.6 million in 1997. However, in 1998 other noninterest expenses increased modestly to $2.8 million. In December 1995, the FDIC set the 1996 premium for BIF-insured deposits at zero. In September 1996, Congress declared a special, one-time assessment on SAIF-insured deposits. The cost of this assessment was nearly $200 thousand net of income taxes.
For 1997, the BIF-insured deposit rate was 1.3 cents per $100 and the SAIF-insured rate was 6.5 cents per $100. Due to the conversion of the savings institutions to branches of Kentucky Bank, the Company has deposits of over $53 million that will be assessed at the SAIF rate. The resulting decrease in FDIC assessment was $358 thousand from 1996 to 1997; there was little change from 1997 to 1998. Excluding this special FDIC assessment, other noninterest expense only increased $200 thousand in both 1998 and 1997.
The following table is a summary of noninterest income and expense for the three-year period indicated.

                                          Year Ended December 31
                                              (in thousands)
                                        1998       1997       1996
Non-interest Income
Service Charges                        $1,811     $1,674     $1,508
Loan Service Fee Income                   283        258        255
Trust Department Income                   300        237        206
Investment Securities Gains                41         14        (13)
(Losses),net
Gains on Sale of Mortgage Loans           440         72        200
Other                                     198        135        128
Total Non-interest Income              $3,073     $2,390     $2,284

Non-interest Expense
Salaries and Employee Benefits         $4,527     $4,274     $4,005
Occupancy Expenses                      1,164      1,002        932
Other                                   2,823      2,612      2,778
Total Non-interest Expense             $8,514     $7,888     $7,715

Net Non-interest Expense as a
 Percentage of Average Assets            1.87%      1.99%      2.07%

Income Taxes

The Company had income tax expense of $1.4 million in 1998 compared to $1.1 million in 1997 and $866 thousand in 1996. This represents an effective income tax rate of 26.5% in 1998, 25.2% in 1997 and 23.1% in 1996. The difference between the effective tax rate and the statutory federal rate of 34% is due to tax exempt income on certain loans and investment securities. The higher effective rate for 1998 and 1997 is a result of tax free income remaining virtually unchanged for these two years while income before taxes increased over $600 thousand in 1998 and $800 thousand in 1997.

Balance Sheet Review

Assets at year-end 1998 totaled $309 million compared to $291 million in 1997 and $272 million in 1996. Changes in 1998 are a result of loans increasing $27.7 million and investment securities decreasing $9.3 million. Assets were funded by an increase in deposits of $17.4 million. Federal Home Loan Bank Advances declined by $3.3 million. The increase in size from 1996 to 1997 is mainly attributable to total loans increasing $25.5 million and investment securities decreasing $10.8 million, while being funded by an increase in deposits of $10.3 million and short term borrowing of $5.3 million.

Loans

Total loans, net of deferred loan fees were $213 million at December 31, 1998 compared to $185 million at the end of 1997 and $160 million in 1996. In 1998, commercial loans increased $4.5 million, real estate construction loans increased $3.4 million, real estate mortgages increased $11.2 million and agricultural loans increased $6.3 million. During 1997, real estate construction loans increased $3.5 million, real estate mortgages increased $14.2 million and agricultural loans increased $7.0 million. Management developed regional loan goals for each type of loan and this emphasis has resulted in improved sales efforts by the lending personnel. Management continues to place more emphasis on the growth without sacrificing the quality of the loan portfolio.

As of December 31, 1998, the real estate mortgage portfolio comprised 59% of total loans compared to 61% in 1997. Of this, 1-4 family residential property represented 79% in 1998 and 78% in 1997. Agricultural loans comprised 21% in 1998 and nearly 20% in 1997 of the loan portfolio. Approximately 73% of the agricultural loans for both years are secured by real estate. The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops. Automobile loans account for 47% of the installment loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons. Collateral is generally obtained on these loans after analyzing the repayment ability of borrower. Commercial loan's portfolio is mainly for capital outlays and business operation. Collateral is requested depending on the creditworthiness of the borrower. Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer. Approximately 5% of the loan portfolio is unsecured. Management is not aware of any significant concentrations that may cause future material risks which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company's loan portfolio by category for each of the last five years.
There is no concentration of loans (greater than 5% of the loan portfolio) in any industry. Bourbon has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding
                                     December 31 (in thousands)
                                    1998     1997     1996     1995     1994
Commercial                        $ 15,177 $ 10,644 $ 10,216 $ 11,167  $ 7,502
Real Estate Construction            11,055    7,657    4,200    3,497    3,156
Real Estate Mortgage               124,721  113,524   99,293  102,077  101,361
Agricultural                        44,199   37,924   30,947   27,019   23,407
Installment                         17,608   15,182   14,789   11,029   11,391
Other                                  159      287      374      397      807
  Total Loans                      212,919  185,218  159,819  155,186  147,624
Less Deferred Loan Fees                 76       57      154      125      159
  Loans Net of Deferred Loan Fees  212,843  185,161  159,665  155,061  147,465
Less loans held for sale             5,909    5,418      863    1,364    1,553
Less Allowance For Loan Losses       2,734    2,322    2,101    1,860    1,648
  Net Loans                       $204,200 $177,421 $156,701 $151,837 $144,264


The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 1998. Maturities are based upon contractual term. The total loans in this report represents loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses. In addition, deferred loan fees on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity
                              December 31, 1998 (in thousands)
                          One Year  One Through     Over     Total
                           or Less   Five Years  Five Years  Loans
Commercial                 $ 7,390   $  6,448     $ 1,339   $ 15,177
Real Estate                  8,593      2,291         171     11,055
Construction
Real Estate Mortgage         8,220     64,363      52,063    124,646
Agricultural                14,878     27,566       1,755     44,199
Installment                  5,327     12,091         189     17,607
Other                          159          0           0        159
  Total Loans               44,567    112,759      55,517    212,843
Fixed Rate Loans            25,848    103,495      15,858    145,201
Floating Rate Loans         18,719      9,264      39,659     67,642
  Total                    $44,567   $112,759     $55,517   $212,843

Deposits

Total deposits increased $17 million in 1998 to $259 million. Noninterest bearing deposits increased $7 million to $40 million, while $100,000 and over time deposits and other interest bearing deposits both increased $5 million.
Public funds composed $35 million, with $34 million of this being interest bearing. During 1997, total deposits increased $10 million to $241 million from $231 million in 1996. The increase was mainly a result of interest bearing checking accounts increasing over $11 million during 1997.
Public deposits accounted for $22 million, with $21 million of this being interest bearing deposits. The Company increased its focus on attracting more interest bearing checking accounts. In addition, management placed more emphasis on deposits and monitored deposits generated by type on a monthly basis.

The tables below provide information on the maturities of time deposits of $100,000 or more at December 31, 1998 and detail of short-term borrowing for the past three years.

Maturity of Time Deposits of $100,000 or More
                                               December 31, 1998
                                                 (in thousands)
Maturing 3 Months or Less                           $ 7,409
Maturing over 3 Months through 6 Months               7,827
Maturing over 6 Months through 12 Months             10,707
Maturing over 12 Months                               2,225

     Total                                          $28,168

Borrowing

The Company utilizes both long and short term borrowing.
Long term borrowing is mainly from the Federal Home Loan
Bank (FHLB). As of December 31, 1998, $7.0 million was borrowed from FHLB, a decrease of $3.3 million from 1997.
Advances are either paid monthly or at maturity. This borrowing is mainly used to fund long term, fixed rate mortgages and to assist in asset/liability management.
Nearly $7.3 million of FHLB borrowing was paid in 1998, and advances were made for an additional $4 million. The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings
                                    December 31 (in thousands)
                                     1998      1997      1996
Federal Funds Purchased:
  Balance at Year end               $3,750    $2,375    $    0
  Average Balance During the Year      446       488       142
  Maximum Month End Balance          4,550     2,375     1,075
Repurchase Agreements:
  Balance at Year end                6,713     4,615     2,836
  Average Balance During the Year    4,329     4,103     3,342
  Maximum Month End Balance          6,713     4,895     4,668
Other Borrowed Funds:
  Balance at Year end                  785     2,468     1,324
  Average Balance During the Year    1,198     1,259     1,225
  Maximum Month End Balance          1,761     2,468     1,873

Asset Quality

With respect to asset quality, management considers three categories of assets to merit close scrutiny. These categories include: loans that are currently nonperforming, other real estate, and loans that are currently performing but which management believes require special attention.

The Company discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless extreme justifiable reasons are documented such as the loan being in the process of collection. Uncollected interest generally remains in earned income until collected and removed from earnings if the loan is charged-off. A loan remains in a non-accrual status until factors indicating doubtful collection no longer exist. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at market rates. Other real estate is recorded at the lower of cost or fair market value less estimated costs to sell. A summary of the components of nonperforming assets, including several rates using period-end data, is shown below.

Nonperforming Assets
                                     December 31 (in thousands)
                                  1998   1997   1996   1995   1994
Non-accrual Loans                $  136  $173   $ 33   $ 44   $ 85
Accruing Loans which are
 Contractually past due
 90 days or more                    790   154    562    438    283
Restructured Loans                  147   160    180    201    357
Total Nonperforming and
 Restructured Loans               1,073   487    775    683    725
Other Real Estate                    70     0     79     57    306
Total Nonperforming and
 Restructured Loans and
 Other Real Estate                1,143   487    854    740  1,031
Nonperforming and Restructured
 Loans as a Percentage
 of Net Loans (1)                  0.50% 0.26%  0.49%  0.44%  0.49%
Nonperforming and Restructured
 Loans and Other Real Estate
 as a Percentage of Total Assets   0.37  0.17   0.31   0.27   0.38

(1)  Net of deferred loan fees

Nonperforming and restructured loans at December 31, 1998 were $1.1 million compared to $487 thousand at December 31, 1997 and $775 thousand at December 31, 1996. Total nonperforming assets were $1.1 million, $487 thousand and $854 thousand at December 31, 1998, 1997 and 1996, respectively. The amount of lost interest on non-accrual loans is considered immaterial. At December 31, 1998, loans currently performing but which management believes require special attention were not significant. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 1998 were $286 thousand compared to $333 thousand in 1997 and $251 thousand in 1996. These amounts are included in the total nonperforming and restructured loans presented in the table above. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $85 thousand, $57 thousand and $28 thousand on December 31, 1998, 1997 and 1996, respectively.

Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                    Year Ended December 31 (in thousands)
                                   1998     1997     1996     1995     1994
Balance at Beginning of Year     $  2,322 $  2,101 $  1,860 $  1,648 $  1,420
Balance of Allowance for Loan
 Losses of Acquired Branch
 at Acquisition Date                                                      252
Amounts Charged-off:
 Commercial                            13        5       55       14      123
 Real Estate Construction               0        0        0        0        0
 Real Estate Mortgage                  36       25        4       41       53
 Agricultural                          19       52       12       36        3
 Consumer                             300      273      142      139       56
  Total Charged-off Loans             368      355      213      230      235
Recoveries on Amounts
Previously Charged-off:
 Commercial                             4        3       12       15       22
 Real Estate Construction               0        0        0        0        0
 Real Estate Mortgage                   9        1        8       21        1
 Agricultural                           2       25        1        0        0
 Consumer                              66       54       31       11       43
  Total Recoveries                     81       83       52       47       66
Net Charge-offs                       287      272      161      183      169
Provision for Loan Losses             700      493      402      395      145
Balance at End of Year              2,735    2,322    2,101    1,860    1,648
Total Loans, Net of Unearned
 Income
Average                           193,182  171,128  155,735  153,109  125,643
At December 31                   $212,843 $185,161 $159,665 $155,061 $147,465
As a Percentage of Average Loans:
 Net Charge-offs                     0.15%   0.16%     0.10%    0.12%    0.13%
 Provision for Loan Losses           0.36    0.29      0.26     0.26     0.12
 Allowance as a Percentage of
  Year-end Net Loans (1)             1.28    1.25      1.32     1.20     1.128
Beginning Allowance as a
 Multiple Of Net Charge-offs          8.1     7.7      11.6      9.0      8.4

(1)  Net of deferred loan fees

Loans are typically charged-off after being 120 days delinquent. Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee. The provision for loan losses for 1998 was $700 thousand compared to $493 thousand in 1997 and $402 thousand in 1996. Net charge-offs were $287 thousand in 1998, $272 thousand in 1997 and $161 thousand in 1996. Net chargeoffs to average loans were 0.15%, 0.16% and 0.10% in 1998, 1997 and 1996, respectively.
The trend in the loan loss provisions increasing for 1998 and 1997 is a result of considering our historical loan loss trends, risk analysis of our loan portfolio and the increase in loan outstandings. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. At December 31, 1998, the allowance for loan losses was 1.28% of loans outstanding compared to 1.25% at year-end 1997 and 1.32% in 1996. Management believes the allowance for loan losses at the end of 1998 is adequate to cover inherent credit losses within the portfolio.

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


Allowance for Loan Losses
                                        December 31 (in thousands)
                                 1998                 1997                 1996                 1995                 1994
                          Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
>s>
Commercial               $    262     9.58%   $    191     8.23%   $    168     8.00%   $    132     7.10%   $     94     5.70%
Real Estate Construction      168     6.14         118     5.08          77     3.66%         38     2.04          27     1.64
Real Estate Mortgage        1,480    54.11       1,327    57.15       1,252    59.59%      1,192    64.09       1,105    67.05
Agricultural                  473    17.29         393    16.93         353    16.80%        327    17.58         269    16.32
Consumer                      352    12.87         293    12.62         251    11.95%        171     9.19         153     9.28
 Total                   $  2,735   100.00%   $  2,322   100.00%   $  2,101   100.00%   $  1,860   100.00%   $  1,648   100.00%


Loans
                                                                  December 31 (in thousands)
                                 1998                 1997                 1996                 1995                 1994
                          Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
Commercial               $ 15,177     7.13%   $ 10,644     5.75%   $ 10,216     6.40%   $ 11,167     7.20%   $  7,502     5.09%
Real Estate Construction   11,055     5.19       7,657     4.14       4,200     2.63       3,497     2.26       3,156     2.14
Real Estate Mortgage      124,645    58.56     113,467    61.28      99,139    62.09     102,077    65.83     101,361    68.74
Agricultural               44,199    20.77      37,924    20.48      30,947    19.38      27,019    17.42      23,407    15.87
Consumer                   17,608     8.27      15,182     8.20      14,789     9.26      10,904     7.03      11,232     7.62
Other                         159     0.07         287     0.16         374     0.23         397     0.26         807     0.55
 Total, net (1)          $212,843   100.00%   $185,161   100.00%   $159,665   100.00%   $155,061   100.00%   $147,465   100.00%

[FN]
(1)  Net of deferred loan fees

Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 1998 increased $3.0 million to $27.7 million. Total capital was $29.3 million at December 31, 1998. The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

                                          December 31 (in thousands)
                                          1998      1997      Change
Stockholders' Equity (1)                $ 29,306  $ 26,483    $ 2,823
  Less Disallowed Amount of Goodwill       1,574     1,789      (215)
Tier I Capital                            27,732    24,694      3,038
  Allowance for Loan Losses                2,601     2,272        329
Tier II Capital                            2,601     2,272        329
  Total Capital                           30,333    26,966      3,367
Total Risk Weighted Assets              $207,970  $181,702    $26,268
Ratios:
 Tier I Capital to Risk-weighted Assets    13.33%    13.59%     -0.26%
 Total Capital to Risk-weighted Assets     14.59     14.84      -0.25
 Leverage                                   9.56      8.77       0.79

 (1) Excluding net unrealized gains and losses on securities available for sale.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary from "well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 1998, the bank had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.
Securities and Federal Funds Sold

Securities, including those classified as held to maturity and available for sale, decreased from $81.7 million at December 31, 1997 to $72.4 million at December 31, 1998.
The decrease is attributable to the increased loan demand.
Federal funds sold totaled $75 thousand at December 31, 1996.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. Of the $15.7 million of adjustable asset backed securities held on December 31, 1998, $3.4 million are repriceable monthly and the remaining $12.3 million is repriceable annually. In addition, all applicable securities have passed the appropriate stress tests. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 1998.

Investment Securities (Held to maturity at amortized cost,
available for sale at market value)
                                                 December 31
                                         1998       1997      1996
                                                (in thousands)
U.S. Treasury Securities
 Available for Sale                       $16,087   $19,072   $24,571
U.S. Federal Agency Securities
 Available for Sale                         5,979    10,485     8,984
State and Municipal Obligations
 Available for Sale                         3,804     4,077     4,012
 Held to Maturity                          16,933    15,603    16,313
Asset-Backed Securities
 Available for Sale
  Fixed -
    GNMA, FNMA, FHLMC Passthroughs          2,352     4,924    10,899
    GNMA, FNMA, FHLMC CMO's                 7,570     9,970    10,482
        Total                               9,922    14,894    21,381
  Variable -
    GNMA, FNMA, FHLMC Passthroughs         12,529    14,306    13,907
    GNMA, FNMA, FHLMC CMO's                 3,173     3,266     3,372
       Total                               15,702    17,572    17,279
Other Securities
 Available for Sale                         3,926         0         0
Total Securities
 Available for Sale                        55,420    66,100    76,227
 Held to Maturity                          16,933    15,603    16,313
Total                                     $72,353   $81,703   $92,540


Maturity Distribution of Securities
                              December 31, 1998 (in thousands)
                                       Over One Year Over Five Years        Asset Backed
                               One Year   Through        Through    Over Ten and Equity           Market
                               or Less   Five Years     Ten Years     Years  Securities  Total    Value
U.S. Treasury Securities
 Available for Sale            $14,070    $ 2,017        $     0    $     0    $     0  $16,087  $16,087
U.S. Federal Agency Securities
 Available for Sale              3,986      1,993              0          0          0    5,979    5,979
State and Municipal Obligations
 Available for Sale                  0      2,378          1,426          0          0    3,804    3,804
 Held to Maturity                1,093      5,757          6,857      3,226          0   16,933   17,855
Asset-Backed Securities
 Available for Sale                                                             25,624   25,624   25,624
Other Securities
 Available for Sale                534        955          1,460        977               3,926    3,926
Total Securities
 Available for Sale             18,056      6,922          2,381      1,460     26,601   55,420   55,420
 Held to Maturity                1,093      5,757          6,857      3,226          0   16,933   17,855
Total                          $19,149    $12,679        $ 9,238    $ 4,686    $26,601  $72,353  $73,275
Percent of Total                 26.47%     17.52%         12.77%      6.48%     36.77%  100.00%
Weighted Average Yield (1)        5.25       7.66           8.36       7.15       6.13     6.52

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

Other Accounting Issues

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income. Comprehensive income consists of net income and comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

Year 2000

Management has assessed the operational and financial implications of its Year 2000 needs and developed a plan to address its data processing systems and their ability to handle the change. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, such an interruption could be material. The primary effort required to prevent a potential business interruption is the installation of the most current software release from the Company's third party provider and replacement of certain system hardware. The third party software provider has warranted that Year 2000 remediation and testing efforts to become compliant have been successfully completed. Testing of mission critical systems was be completed the first quarter 1999. Non-mission critical systems will continue to be evaluated and, if necessary, will be upgraded or replaced. Current cost estimates for this project are under $150 thousand, with the majority of this expenditure being for equipment and software to be capitalized over 3-5 years. In addition, over $400 thousand was spent on a new mainframe computer system to enhance our overall computer technology. Year 2000 expenses are subject to change and could vary from current estimates if the final requirements for Year 2000 readiness exceed management's expectations.

The Company must also rely to some extent on the Year 2000 readiness of other third party entities such as public utilities and governmental units. These and other like entities provide important ongoing services to the Company.
Management is therefore developing and implementing contingency plans that are scheduled to be in place by the end of the second quarter, 1999.

The Company's credit customers are also subject to potential losses as a result of Year 2000 exposure in their own computer systems as well as the computer systems of their suppliers and customers. The Company is working with those customers that the Company believes may be significantly affected to assess each customer's Year 2000 exposure and the extent to which the customer has addressed the problem. Any exposure which, in the opinion of management, is not adequately addressed will be taken into account in assessing the loss potential, if any, associated with that credit relationship.

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its bank operate); competition for the Company's customers from other providers of financial and mortgage services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; material unforeseen complications related to addressing the Year 2000 problem experienced by the Company, its suppliers, customers and governmental agencies; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 7A.  Asset/Liability Management, Interest Rate
Sensitivity, Market Risk and Liquidity

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP model and an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below within the Board of Directors specified limits. As of December 31, 1998 the projected percentage changes are within the Board limits and the Company's interest rate risk is also with Board limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of December 31, 1998 is as follows:
Projected Net Interest Income

                                           Level
Rate Change:             - 300    - 100    Rates    + 100    + 300

Year One  (1/1/99 - 12/31/99)
Interest Income        $19,989  $22,127  $23,210  $24,295  $26,463
Interest Expense         7,317    9,281   10,264   11,246   13,210

Net Interest Income     12,672   12,846   12,946   13,049   13,253


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (1/1/99 - 12/31/99)
Interest Income       $(3,221) $(1,083)      N/A  $ 1,085  $ 3,253
Interest Expense       (2,947)    (983)      N/A      982    2,946

Net Interest Income      (274)    (100)               103      307


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (1/1/99 - 12/31/99)
Interest Income         -13.9%    -4.7%      N/A     4.7%    14.0%
Interest Expense        -28.7     -9.6       N/A     9.6     28.7

Net Interest Income      -2.1%    -0.8%      N/A     0.8%     2.4%

Limitation on % Change >-10.0%   >-4.0%      N/A   >-4.0%  >-10.0%

These numbers are comparable to 1997. In 1997, year one reflected a decline in net interest income of 2.6% with a 300 basis point decline compared to the 2.1% decline in 1998. The 300 basis point increase in rates reflected a 2.8% increase in net interest income in 1997 compared to 2.4% in 1998.

Management measures the Company's interest rate risk by computing estimated changes in net interest income in the event of a range of assumed changes in market interest rates. The Company's exposure to interest rates is reviewed on a monthly basis by senior management and quarterly with the Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the change in net interest income in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Company's assets and liabilities. If estimated changes to net interest income are not within the limits established by the Board, the Board may direct management to adjust the Company's asset and liability mix to bring interest rate risk within Board approved limits.

In addition, the Company uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-sensitive-liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. The Company's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.

The interest rate sensitivity analysis as of December 31, 1998 shown below depicts amounts based on the earliest period in which they can normally be expected to reprice. The chart reveals that assets and liabilities are fairly well matched for the early periods specified below. The decay rates used for Demand deposits, NOW's, Savings and Money Market Savings are 5%, 30%, 20% and 30%, respectively.


Interest Rate Sensitivity Analysis

                                                        December 31, 1998 (in thousands)
                                        Total     1 Year   2 Years   3 Years   4 Years   5 Years   >5 Years
ASSETS
Cash & Due From Banks                  $ 10,619  $      -  $      -  $      -  $      -  $      -  $ 10,619
Fed Funds & Int-Earning Due From Banks      137       137         -         -         -         -         -
Variable Rate Investment (1)             19,849    19,849         -         -         -         -         -
Fixed Rate Investment (1)                52,504    24,131     6,254     4,143     2,071     4,265    11,640
Variable Rate Loans                      67,681    61,065     2,546     1,234     1,220     1,616
Fixed Rate Loans                        145,162    44,267    21,636    23,888    26,010    26,560     2,801
Others Assets                            12,753     3,120         -         -         -         -     9,633

 Total Assets / Repricing Assets        308,705   152,569    30,436    29,265    29,301    32,441    34,693
 Repricing Assets - Accumulated         152,569   183,005   212,270   241,571   274,012   308,705
   % of Current Balance                    49.4%      9.9%      9.5%      9.5%     10.5%     11.2%
   % of Current Balance - Accumulated      49.4      59.3      68.8      78.3      88.8     100.0

LIABILITIES

Demand Deposit Accounts                $ 40,336  $  2,017  $  1,916  $  2,017  $  1,916  $  1,624  $ 30,846
NOW Accounts                             63,467    19,040    13,328     9,330     6,530     4,572    10,667
Savings Accounts                         12,572     2,517     2,011     1,609     1,287     1,030     4,118
Money Market Savings                      9,477     2,843     1,990     1,393       975       683     1,593
   Subtotal Deposit Accounts            125,852    26,417    19,245    14,349    10,708     7,909    47,224
Other Variable Deposits                   5,959     5,959         -         -         -         -         -
Fixed Rate Deposits                     126,929   112,999     9,977     1,320       689       963       981
Variable Rate Other Liabilities          10,498    10,248       250         -         -         -         -
Fixed Rate Other Liabilities              7,704       299     1,237       234       248     5,576       110
Other Liabilities                         2,391         -         -         -         -         -     2,391
Total Capital                            29,372         -         -         -         -         -    29,372

 Total Liabilities / Repricing Liab     308,705   155,922    30,709    15,903    11,645    14,448    80,078
   Repricing Liabilities - Accumulated            155,922   186,631   202,534   214,179   228,627   308,705
   % of Current Balance                    50.5%      9.9%      5.2%      3.8%      4.7%     25.9%
   % of Current Balance - Accum            50.5      60.5      65.6      69.4      74.1     100.0


SUMMARY

Total Repricing Assets                            152,569    30,436    29,265    29,301    32,441    34,693
Total Repricing Liabilities                       155,922    30,709    15,903    11,645    14,448    80,078

Total Repricing Gap (by Bucket)          (3,353)     (273)   13,362    17,656    17,993   (45,385)

Total Repricing Assets - Cumulative               152,569   183,005   212,270   241,571   274,012   308,705
Total Repricing Liabilities - Cumul               155,922   186,631   202,534   214,179   228,627   308,705

Gap/Total Assets (by Bucket)                        -1.09%    -0.09%     4.33%     5.72%     5.83%   -14.70%
Cumulative Gap/Total Assets                         -1.09     -1.17      3.15      8.87     14.70      0.00

[FN]
 (1) Held to maturity at amortized cost, available for sale at market value

Little change in the above numbers has occurred since 1997. For the first three years in 1997 and 1998, the cumulative gap percentage is less than 4%. There was a slight increase in the cumulative gap for the three year period from 1.86% in 1997 to 3.15% in 1998. There has been a trend in the 3 to 5 year periods of being more positive. The cumulative gap at December 31, 1997 for the 5 year period was 10.36%. This increased to 14.7% as of December 31, 1998. These percentages remain below the Board established guidelines.

Liquidity risk is the possibility that Bourbon may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings resulting from the lower yields on short-term assets.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities maturing within one year along with cash and cash equivalents totaled $29.9 million at December 31, 1998. Additionally, securities available-for-sale with maturities greater than one year totaled $37.4 million at December 31, 1998. These securities are available to meet liquidity needs on a continuing basis.

Bourbon maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At December 31, 1998 these balances totaled over $28 million, approximately 10.9% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. FHLB advances decreased $3.3 million in 1998 to $7.0 million.

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

The cash flow statements for the periods presented provide an indication of Bourbon's sources and uses of cash as well as an indication of the ability of Bourbon to maintain an adequate level of liquidity. A discussion of cash flow statements for 1998, 1997 and 1996 follows.

Net cash provided by operating activities was $3.5 million, $5.2 million and $5.1 million for the years ended December
31, 1998, 1997 and 1996, respectively. The changes in 1998 and 1997 were mainly a result of the increase in net income from $2.9 million to $3.4 million to $3.8 million in 1996, 1997 and 1998, respectively.

Net cash flow used in investing activities was $20.0 million, $15.8 million, and $7.1 million and for the years ended December 31, 1998, 1997 and 1996, respectively. The changes in net cash from investing activities included the result of normal maturities and reinvestment of investment securities as well as funding related to increases in loans. During 1998, funds used for loan growth were $28 million, partly offset by a decline in investments of $9 million. In 1997, the loan growth resulted in a use of funds of nearly $26 million, being offset by a decline in investment securities of $11 million. This was funded mainly by deposits increasing $10 million and short term borrowing increasing $5 million. In addition, $1.3 million was used for purchases of bank premises and equipment. During 1996 and 1997, over $1 million was expended for land, building and equipment for the new branch location in Versailles. In 1997 and 1998, over $1.1 million was invested in the new Georgetown branch that opened in August 1998. In addition, over $400 thousand investment was made to upgrade the existing hardware and software. Increase in loans of nearly $6 million and $1.3 million for purchases of bank premises and equipment account for the majority of the change in 1996.

Net cash flow from financing activities was $14.9 million, $13.7 million and $0.1 million for the years ended December
31, 1998, 1997 and 1996, respectively. The net cash increases and decreases were primarily attributable to changes in total deposits, securities sold under agreements to repurchase and federal funds purchased, and net changes in advances from the Federal Home Loan Bank and other borrowings.

A number of other techniques are used to measure the liquidity position, including the ratios presented below.
These ratios are calculated based on annual averages for each year.

Liquidity Ratios
                                          December 31
                                      1998    1997   1996
Total Loans/Total Deposits            78.7%   73.6%  71.3%
Net Short-term Borrowings/Total        1.8     1.8    1.5

Assets

This chart shows that the loan to deposit ratio increased in 1998 and 1997. Loan growth of 15% and deposit growth of 7% have both been contributing factors to the greater change in this ratio from 1997 to 1998 compared to the previous year.

Item 8.  Financial Statements

The consolidated financial statements of the Company together with the notes thereto and report of independent auditors are contained in the Company's 1998 Annual Report to Stockholders included as Exhibit 13, and are incorporated herein by reference.


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

Terms expiring in 1999:

Henry Hinkle, age 47, is President of Hinkle Construction
Company.  He has been a director of the Company since 1989.

Theodore Kuster, age 55, is a farmer and thoroughbred horse breeder. He has been a director of the Company since 1979.

Robert G. Thompson, age 49, is Executive Director of the
Paris Bourbon County YMCA, a farmer and thoroughbred horse breeder. He has been a director of the Company since 1991.

Terms expiring in 2000:

William R. Stamler, age 64, is Chairman of Signal
Investments, Inc. He has been a director of the Company since 1988.

Buckner Woodford, age 54, is President and Chief Executive
Officer of Bourbon Bancshares, Inc. and Kentucky Bank. He has been a director of the Company since 1971.

Terms expiring in 2001:

William Arvin, age 58, is an attorney. He has been a director of the Company since December 19, 1995.

James L. Ferrell, M.D., age 64, is a Physician. He has been a director of the Company since 1980.

Joseph B. McClain, age 70, is President of Hopewell Co.
(insurance agency). He has been a director of the Company since 1971.

The Company's other executive officer is Gregory J. Dawson, age 38. He is the Chief Financial Officer and has been with the Company since 1985 and serves at the pleasure of the Board of Directors.

Item 11.  Executive Compensation

The following table sets forth information with respect to
the compensation of the President and Chief Executive
Officer of the Company.  No other executive officer earned
total salary and bonus in excess of $100,000.
         Summary Compensation Table
             Annual Compensation
                                              Other Annual  Options
     Name           Year  Salary     Bonus    Compensation  Granted
Buckner Woodford    1998 $156,000  $  3,161       (1)        1,900
Buckner Woodford    1997 $150,000  $  4,879       (1)        1,600
Buckner Woodford    1996 $136,500  $  1,505       (1)        3,000

(1) Less than the lesser of $50,000 or 10% of annual salary and bonuses.

The following table contains information regarding the grant of stock options under the Company's stock option plan to the Chief Executive Officer during the year ended December 31, 1998. In addition, in accordance with rules of the Securities and Exchange Commission, the following table sets forth the hypothetical grant date present value with respect to the referenced options, using the Black-Scholes Option Pricing Model.

    Option Grants in the Last Fiscal Year

                               % of Total
                                Options                           Grant
                      Shares   Granted to  Exercise                Date
                      Granted  Employees    Price    Expiration  Present
    Name                (#)    in 1998      ($/Sh)      Date      Value($)

Buckner Woodford       1,900    14.6%       $31.00     1/7/08    $16,568


The following table sets forth certain information regarding options exercised by the Chief Executive Officer during calendar year 1998 and unexercised stock options held by him as of December 31, 1998.

Aggregated Option Exercises in Calendar 1998 and Year-end Stock Option Values

                       Shares                  Number of Securities         Value of Unexercised
                      Acquired       Value    Underlying Unexercised            In-the-Money
                    on Exercise    Realized     Options at 12/31/98         Options at 12/31/98
     Name               (#)           ($)    Exercisable/Unexercisable   Exercisable/Unexercisable
Buckner Woodford        None          N/A           4,460/5,380              $85,412/$74,413


The Company did not have any Stock Appreciation Rights (SAR's) at
December 31, 1998.

Compensation of Directors

Directors are paid $300 for each board meeting attended and $100 for each committee meeting attended. Directors are also granted a 10-year option to purchase 50 shares of the Company's common stock following each year in which Kentucky Bank has an return on assets of 1 percent or greater. The option's exercise price is the fair market value per share on the date of grant.

Pension Plan

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

In general, a participant's remuneration covered by the Company's pension plan is his or her average annual cash compensation (W-2 earnings) for the last 5 years. The years of service for Mr. Woodford are 27 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Set forth below are the number of shares of the Company's common stock beneficially owned by each director and executive officer, and all current directors and executive officers as a group as of December 31, 1998.

     Name             Shares Beneficially Owned(1)
                        Number             Percentage

William Arvin (2)            15,626               1.1%

Gregory J. Dawson (3)         5,250                *

James L. Ferrell, M.D. (4)   15,120               1.1

Henry Hinkle (5)             13,925                *

Theodore Kuster (6)           8,885                *

Joseph B. McClain (7)        21,618               1.5

William R. Stamler (8)       15,430               1.1

Robert G. Thompson (9)        3,270                *

Buckner Woodford (10)       128,939               9.1

All directors and officers
(9 persons) as a group
(consisting of those
persons named above)(11)    228,063              16.1%

*  Less than 1%

1)   Beneficial ownership as reported in the
  above table has been determined in accordance with Rule 13d-3 under the Exchange Act.
  Unless otherwise indicated, beneficial
  ownership includes both sole or shared voting and sole or shared investment power.
2)   Includes 5,929 shares held in a
  retirement account, 5,984 shares held of record by Mr. Arvin's wife, as to which Mr.
  Arvin disclaims beneficial ownership and
  3,638 held jointly with his wife.
3)   Includes 4,900 shares that Mr. Dawson
  may acquire upon exercise of outstanding stock options.
4)   Includes 2,500 shares held in a
  retirement account and 570 shares that Mr.
  Ferrell may acquire upon exercise of
  outstanding stock options.  Also, includes
  1,500 shares held by Dr. Ferrell's wife, as to which Dr. Ferrell disclaims beneficial ownership.
5) Includes 500 shares held by his wife and 320 shares held by three sons, as to which Mr. Hinkle disclaims beneficial ownership. Includes 12,000 shares held of record by Hinkle Contracting Company, as to which Mr. Hinkle, as president, has shared voting power. Also includes 170 shares that Mr. Hinkle may acquire upon exercise of outstanding stock options.
6)   Includes 3,135 share held of record by
  Mr. Kuster's wife, as to which Mr. Kuster disclaims beneficial ownership. Also includes 2,500 shares held in a retirement account and 570 shares that Mr. Kuster may acquire upon exercise of outstanding stock options.
7) Includes 570 shares that Mr. McClain may acquire upon exercise of outstanding stock options. Also includes 9,400 shares held of record by Mr. McClain's wife, as to which Mr.
  McClain disclaims beneficial ownership.
8)   Includes 2,000 shares held by Signal
  Investments Corporation, as to which Mr.
  Stamler, as the chief executive officer and majority Stockholder of such corporation, has sole voting and investment power. Also includes 570 shares that Mr. Stamler may acquire upon exercise of outstanding stock options.
9)   Includes 570 shares that Mr. Thompson
  may acquire upon exercise of outstanding stock options.
10)  Includes 4,000 shares held by his wife
  and 5,666 shares held by two sons, as to which Mr. Woodford disclaims beneficial ownership. Also includes 104 shares held in a retirement account and 4,460 shares that Mr. Woodford may acquire upon exercise of outstanding stock options.
11)  Includes 12,380 shares that may be
  acquired upon exercise of outstanding stock options.

The following table sets forth as of December 31, 1998 the persons known by the Company to own beneficially (as determined in accordance with the rules and regulations of the Commission) more than 5% of the outstanding common stock.

Name and Address              Shares Beneficially
of Beneficial Owner            Owned       Percentage

Buckner Woodford              128,939         9.1%
340 Stoner Avenue
Paris, Kentucky 40361

Item 13.  Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of and had transactions with the Company's subsidiary bank in the ordinary course of business during the year ended December 31, 1998. Similar transactions may be expected to take place with the Company's subsidiary bank in the future. Outstanding loans and commitments made by such subsidiary bank in transactions with the Company's directors and officers and their associates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Certain directors and executive officers were loan customers of Kentucky Bank and outstanding loans were $1.2 million and $1.8 million as of December 31, 1998 and 1997, respectively. See Note 4 in the notes to consolidated financial statements included as
Exhibit 13.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following exhibits are incorporated by reference herein or made a part of this Form 10-K:

11   Computation of earnings per share - See Note 10 in the
      notes to consolidated financial statements included as
      Exhibit 13.

13   Financial Statements:
          Consolidated Balance Sheets - December 31, 1998
           and 1997
          Consolidated Statements of Income and
          Comprehensive Income - Years Ended December 31,
           1998, 1997 and 1996
          Consolidated Statements of Stockholders' Equity -
           Years Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows - Years
           Ended December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements
          Report of Independent Auditors

21   Subsidiaries of Registrant

23   Consent of Crowe, Chizek and Company LLP

(b)  Current Reports on Form 8-K during the quarter ended
December 31, 1998
     None

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bourbon Bancshares, Inc.
By:  __/s/Buckner Woodford__
Buckner Woodford, President and Chief Executive Officer,
Director
March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__/s/Buckner Woodford________      March 29, 1999
Buckner Woodford, President and Chief Executive Officer,
Director

__/s/Gregory J. Dawson_______      March 29, 1999
Gregory J. Dawson, Chief Financial and Accounting Officer

__/s/James L. Ferrell________      March 29, 1999
James L. Ferrell, M.D., Chairman of the Board, Director

_____________________________      March 29, 1999
William Arvin, Director

_____________________________      March 29, 1999
Henry Hinkle, Director

__/s/Theodore Kuster_________      March 29, 1999
Theodore Kuster, Director

__/s/Joseph B. McClain_______      March 29, 1999
Joseph B. McClain, Director

_____________________________      March 29, 1999
William R. Stamler, Director

__/s/Robert G. Thompson______      March 29, 1999
Robert G. Thompson, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS  FILED
PURSUANT  TO  SECTION 15(d) OF THE ACT BY REGISTRANTS  WHICH
HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE
ACT.

The Registrant refers to Exhibits 13 and 99.1 to the Form 10-
K.

INDEX TO EXHIBITS


    Exhibit
     Number     Description of Document

     3.1 Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4 (File No. 33-96358).

     3.2 Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4 (File No. 33-96358).

     10.1     Bourbon's 1993 Employee Stock Ownership Incentive
              Plan is incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-4 (File No. 33-96358).*

     10.2     Bourbon's  1993  Non-Employee  Directors   Stock
              Ownership  Incentive Plan is incorporated  by  reference  to
              Exhibit 10.3 of the Registrant's Registration Statement on Form S-4 (File No. 33-96358).*

     13       Bourbon Bancshares, Inc. 1998 Annual Report

     21       Subsidiaries of the Registrant

     23       Consent of Crowe, Chizek and Company LLP

     27       Financial Data Schedule  (for SEC use only)

     99.1 Proxy statement dated March 25, 1999, sent to the Registrant's security holders in connection with the 1999 Annual Meeting of Shareholders and supplementally furnished to the Commission for its information as required by Form 10-K for registrants which have not registered securities pursuant to Section 12 of the Securities Exchange Act of
              1934.   This  material is not otherwise to be  deemed  filed
              with the Commission.

     * Denotes a management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit pursuant to Item 601(10) (iii) of Regulation S-K.

     Exhibit 13

BOURBON BANCSHARES, INC.

ANNUAL REPORT 1998

To Our Shareholders,

     The economy in central Kentucky continues to enjoy healthy expansion. This includes a high level of residential and industrial building as well as strong demand for thoroughbred horses and horse farms. All of this activity is beneficial to the financial institutions here.

     Bourbon Bancshares had very good financial results in 1998. Earnings per share after dilution were $2.66 compared with $2.40 last year and $2.00 in 1996. This has resulted from a combination of growth in our balance sheet with attention to expense control.

     Total assets rose to $308 million, exceeding $300 million for the first time. Loan demand was strong for a second consecutive year. Our loan portfolio grew by 15% last year following 16% the prior year. Deposits also showed a very nice 7% growth. We believe we have these growth opportunities because our subsidiary, Kentucky Bank, is firmly established in all segments of a very healthy economy.

     We continue to make investments that we believe will keep our future bright as well. In 1998 we opened a second branch facility in Georgetown. This is the fastest growing community in central Kentucky.

     Like virtually all banks we devoted considerable effort last year to preparing our computer systems for the year 2000. Our extensive testing program is nearly complete.
The largest expenditure made was over $400,000 for a new mainframe computer which was installed in the fall of 1998. We believe we are very well prepared for the new century.

     Two of our bank directors retired at the end of 1998.
Betty Jo Denton Heick and Alex Miller devoted many years of loyal and faithful service to this institution. Their advice was always helpful. We will miss them both.

     One possible concern about the future is the bleak outlook for tobacco. This crop has made a made a major contribution to the local economy for decades. Over time, every community must respond to the economic changes that arise. Central Kentucky has diversified its economy enough that overall growth should continue.


                                   Buckner Woodford

FINANCIAL HIGHLIGHTS

BOURBON BANCSHARES, INC.        1998     1997     1996     1995

   Assets ($ millions)        $   309  $   291  $   272  $   269

   Net Income ($ thousands)   $ 3,804  $ 3,408  $ 2,887  $ 2,488

Per Share Results

   Earnings
      (assuming dilution)     $  2.66  $  2.40  $  2.00  $  1.71

   Dividends                  $   .80  $   .72  $   .64  $   .60

Stockholder Information

CORPORATE HEADQUARTERS
Bourbon Bancshares, Inc.
4th and Main Street
Paris, Kentucky  40361
606-987-1795

ANNUAL MEETING
The annual meeting of Stockholders of Bourbon Bancshares, Inc. Will be held Monday, May 3, 1999 at 9:00 a.m. in the corporate headquarters.

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT
Kentucky Bank
Trust Department
606-987-1795, ext. 316

MARKET MAKERS

Morgan Keegan & Co.
489 East Main Street
Lexington, Kentucky  40507
1-800-937-0161

Hilliard Lyons
West Vine Street, Suite 400
Lexington, Kentucky  40507
1-800-944-2663

OTC Bulletin Board
Symbol:  BBON


INVESTOR INFORMATION
Any individual requesting general information or a copy of the Corporation's 1998 Form 10-K Report may obtain these by writing Investor Relations at the Corporate Headquarters.

       REPORT OF INDEPENDENT AUDITORS



Board of Directors
Bourbon Bancshares, Inc.
Paris, Kentucky



We have audited the accompanying consolidated
balance sheets of Bourbon Bancshares, Inc. as
of  December  31,  1998  and  1997,  and  the
related consolidated statements of income and
comprehensive     income,     changes      in
stockholders' equity and cash flows for  each
of  the years in the three year period  ended
December 31, 1998. These financial statements
are   the  responsibility  of  the  Company's
management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In  our  opinion, the consolidated  financial
statements referred to above present  fairly,
in   all  material  respects,  the  financial
position  of Bourbon Bancshares, Inc.  as  of
December  31, 1998 and 1997, and the  results
of its operations and its cash flows for each
of  the years in the three year period  ended
December   31,   1998,  in  conformity   with
generally accepted accounting principles.



Crowe, Chizek and Company LLP

Lexington, Kentucky
January 15, 1999

                    BOURBON BANCSHARES, INC.
                         Paris, Kentucky

                CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1998 and 1997


                                                    1998         1997
ASSETS
Cash and due from banks                         $ 10,756,213  $ 12,274,875
Investment securities:
 Available for sale                               55,419,734    66,100,663
 Held to maturity (fair value 1998 - $17,854,550
  and 1997 - $16,410,523)                         16,933,755    15,602,778
Mortgage loans held for sale                       5,908,676     5,418,297

Loans                                            206,934,127   179,742,143
 Allowance for loan losses                        (2,734,589)   (2,321,536)
  Net loans                                      204,199,538   177,420,607

Federal Home Loan Bank stock                       3,119,500     2,905,200
Bank premises and equipment, net                   6,793,998     5,765,310
Interest receivable                                3,165,110     2,855,565
Intangible assets                                  2,034,441     2,103,688
Other assets                                         374,272       207,806

Total assets                                    $308,705,237  $290,654,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Non-interest bearing                           $ 40,336,201  $ 33,481,215
 Time deposits, $100,000 and over                 28,168,022    22,573,181
 Other interest bearing                          190,235,493   185,270,925
   Total deposits                                258,739,716   241,325,321
Securities sold under agreements to repurchase
 and other borrowings                             11,248,277     9,457,606
Federal Home Loan Bank advances                    6,953,502    10,236,291
Interest payable                                   1,778,984     1,900,824
Other liabilities                                    612,453     1,018,629
Total liabilities                                279,332,932   263,938,671

Stockholders' equity
 Preferred stock, 300,000 shares authorized and
  unissued                                                 -             -
 Common stock, no par value; 3,000,000 shares
  authorized; 1,404,628 and 1,394,562 shares
  issued and outstanding in 1998 and 1997,
  respectively                                     6,474,241     6,332,861
 Retained earnings                                22,832,043    20,150,369
 Accumulated other comprehensive income               66,021       232,888
  Total stockholders' equity                      29,372,305    26,716,118

Total liabilities and stockholders' equity      $308,705,237  $290,654,789

      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             Years Ended December 31, 1998, 1997 and 1996


                                           1998          1997          1996
Interest income
  Loans, including fees                $17,211,687   $15,483,271   $13,774,234
 Investment securities
  Taxable                                3,141,285     3,918,974     3,777,906
  Tax exempt                             1,168,049     1,174,113     1,208,098
 Other                                     462,117       385,106       664,515
                                        21,983,138    20,961,464    19,424,753
Interest expense
 Deposits                                9,787,511     9,480,440     8,806,069
 Securities sold under agreements to
  repurchase and other short-term
  borrowings                               269,135       234,521       175,745
 Federal Home Loan Bank advances           517,105       569,927       701,091
 Other                                      92,717       129,827       155,942
                                        10,666,468    10,414,715     9,838,847

Net interest income                     11,316,670    10,546,749     9,585,906
Provision for loan losses                  700,400       492,800       401,965
Net interest income after provision for
 loan losses                            10,616,270    10,053,949     9,183,941

Other income
 Service charges                         1,810,756     1,674,348     1,507,506
 Loan service fee income                   282,879       257,953       255,426
 Trust department income                   300,342       237,254       205,740
 Investment securities gains (losses), net  40,955        13,686       (12,839)
 Gain on sale of mortgage loans            439,927        72,236       200,366
 Other                                     198,116       134,510       127,850
                                         3,072,975     2,389,987     2,284,049
Other expenses
 Salaries and employee benefits          4,526,735     4,274,022     4,005,122
 Occupancy expenses                      1,163,872     1,002,137       931,434
 FDIC assessment                            54,344        54,281       412,483
 Amortization                              400,147       346,891       314,553
 Taxes other than payroll, property
  and income                               307,146       287,718       255,055
 Advertising                               340,664       276,430       261,929
 Other                                   1,721,219     1,646,499     1,534,013
                                         8,514,127     7,887,978     7,714,589

Income before income taxes               5,175,118     4,555,958     3,753,401

Provision for income taxes               1,371,602     1,147,924       866,295

Net income                             $ 3,803,516   $ 3,408,034   $ 2,887,106

             Years Ended December 31, 1998, 1997 and 1996


                                             1998          1997          1996
Other comprehensive income (loss),
 net of tax:
  Unrealized gains (losses) on
   securities arising during the period   (125,912)      245,108       (22,335)
  Reclassification of realized amount      (40,955)      (13,686)       12,839
  Net change in unrealized gain (loss)
   on securities                          (166,867)      231,422        (9,496)

Comprehensive income                    $3,636,649    $3,639,456   $ 2,877,610

Earnings per share:
 Basic                                    $   2.72      $   2.44      $   2.03
 Diluted                                  $   2.66      $   2.40      $   2.00

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             Years Ended December 31, 1998, 1997 and 1996


                                                                           Accumulated
                                                                               Other        Total
                                          Common  Stock         Retained  Comprehensive  Stockholders'
                                       Shares       Amount      Earnings       Income       Equity
Balances, January 1, 1996             1,432,700   $6,481,769   $16,673,906   $  10,962   $23,166,637

Common stock issued (including
 employee gifts of 49 shares)               129          960             -           -           960

Common stock purchased                  (20,000)     (90,400)     (409,764)          -      (500,164)

Net change in unrealized gain (loss)
 on securities available for sale, net
 of tax                                       -            -             -      (9,496)       (9,496)

Net income                                    -            -     2,887,106           -     2,887,106

Dividends declared - $.64 per share           -            -      (911,564)          -      (911,564)

Balances, December 31, 1996           1,412,829    6,392,329    18,239,684       1,466    24,633,479

Common stock issued (including
 employee gifts of 50 shares)             6,130       50,948             -           -        50,948

Common stock purchased                  (24,397)    (110,416)     (492,196)          -      (602,612)

Net change in unrealized gain (loss)
 on securities available for sale, net
 of  tax                                      -            -             -     231,422       231,422

Net income                                    -            -     3,408,034           -     3,408,034

Dividends declared - $.72 per share           -            -    (1,005,153)          -    (1,005,153)

Balances, December 31, 1997           1,394,562    6,332,861    20,150,369     232,888    26,716,118

Common stock issued (including
 employee gifts of 26 shares)            10,066      141,380             -           -       141,380

Net change in unrealized gain (loss)
 on securities available for sale, net
 of tax                                       -            -             -    (166,867)     (166,867)

Net income                                    -            -     3,803,516           -     3,803,516

Dividends declared - $.80 per share           -            -    (1,121,842)          -    (1,121,842)

Balances, December 31, 1998           1,404,628   $6,474,241   $22,832,043   $  66,021   $29,372,305

              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years Ended December 31, 1998, 1997 and 1996


                                                        1998           1997           1996
Cash flows from operating activities
 Net income                                         $  3,803,516   $  3,408,034   $  2,887,106
 Adjustments to reconcile net income
  to net cash from operating activities
   Depreciation and amortization                       1,007,948        946,973        870,092
   Provision for loan losses                             700,400        492,800        401,965
   Investment securities amortization
     (accretion), net                                    (42,854)        23,081        149,205
   Investment securities (gains) losses, net             (40,955)       (13,686)        12,839
   Originations of loans held for sale               (35,798,502)   (18,497,646)   (21,292,899)
   Proceeds from sale of loans                        35,417,148     18,428,256     21,778,522
   Gain on sale of mortgage loans                       (439,927)       (72,236)      (200,366)
   Federal Home Loan Bank stock dividends               (214,300)      (199,600)      (185,600)
   Changes in:
     Interest receivable                                (309,545)      (117,665)       (26,485)
     Other assets                                        (10,827)       (82,785)       688,313
     Interest payable                                   (121,840)       537,251        110,322
     Other liabilities                                  (406,176)       327,241       (108,589)
      Net cash from operating activities               3,544,086      5,180,018      5,084,425

Cash flows from investing activities
 Purchases of securities available for sale          (29,252,389)   (26,674,021)   (46,990,894)
 Proceeds from sales of securities
  available for sale                                   6,548,219     17,343,034     13,512,387
 Proceeds from principal payments and maturities
  of securities available for sale                    33,189,842     19,982,850     33,441,384
 Purchases of investment securities held to maturity  (2,374,891)      (785,000)    (1,375,000)
 Proceeds from maturities of investment securities
  held to maturity                                     1,070,150      1,510,950      1,520,000
 Net change in loans                                 (27,549,007)   (25,886,674)    (5,883,441)
 Purchases of bank premises and equipment, net        (1,636,487)    (1,284,947)    (1,307,597)
  Net cash from investing activities                 (20,004,563)   (15,793,808)    (7,083,161)

Cash flows from financing activities
 Net change in deposits                               17,414,395     10,254,610     17,722,380
 Net change in securities sold under agreements
  to repurchase and other borrowings                   1,790,671      5,298,109     (7,031,807)
 Advances from Federal Home Loan Bank                  4,000,000              -        400,000
 Payments on Federal Home Loan Bank advances          (7,282,789)      (297,740)    (8,937,095)
 Proceeds from notes payable                                   -        450,000        330,000
 Payments on notes payable                                     -       (450,000)      (930,000)
 Proceeds from issuance of common stock                  141,380         50,948            960
 Purchase of common stock                                      -       (602,612)      (500,164)
 Dividends paid                                       (1,121,842)    (1,005,153)      (911,564)
  Net cash from financing activities                  14,941,815     13,698,162        142,710


              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
          Years Ended December 31, 1998, 1997 and 1996


                                                        1998           1997           1996

Net change in cash and cash equivalents               (1,518,662)     3,084,372     (1,856,026)

Cash and cash equivalents at beginning of year        12,274,875      9,190,503     11,046,529

Cash and cash equivalents at end of year             $10,756,213    $12,274,875    $ 9,190,503

Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest expense                                   $10,788,308    $ 9,877,464    $ 9,728,525
  Income taxes                                         1,370,000      1,100,000        787,008

Supplemental schedules of non-cash investing and
 financing activities:
  Real estate acquired through foreclosure             $  69,676    $          -   $   541,377
  Transfer of loans to loans held for sale                     -       4,597,849             -

           NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING
                            POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Bourbon Bancshares, Inc. (the Company) and its wholly-owned subsidiary, Kentucky Bank (the Bank). Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations: The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Scott,
Harrison, Woodford, Jessamine, and adjoining counties in Kentucky. As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC). The Company, a bank holding company, is also regulated by the Federal Reserve.

Estimates  in  the  Financial  Statements:   The  preparation  of
financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and fair value of financial instruments are particularly subject to change.

Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and certain short-term investments with maturities of less than three months. Generally, federal funds are sold for one-day periods. Net cash flows are reported for loan and deposit transactions.

Investment Securities: The Company classifies its investment securities portfolio into three categories: trading securities, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading.

Investment securities available for sale are carried at fair value. The difference between amortized cost and fair value is recorded in stockholders' equity, net of related income tax, under accumulated other comprehensive income. Changes in this difference are recorded as a component of comprehensive income. Amortization of premiums and accretion of discounts are recorded as adjustments to interest income using the constant yield method.

Investment securities for which the Company has the positive intent and ability to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recorded as adjustments to interest income using the constant yield method.

Gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Loans Held for Sale: Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

Loans:   Loans  are  stated at the amount  of  unpaid  principal,
reduced by an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans on a nonaccrual status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

Allowance for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

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

Mortgage Servicing Rights: The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The Bank receives a servicing fee from the FHLMC on each loan sold. Servicing rights are capitalized based on the relative fair value of the rights and the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues.

Bank  Premises  and Equipment:  Bank premises and  equipment  are stated  at  cost  less accumulated depreciation. Depreciation  is
recorded  principally  by  the  straight-line  method  over   the
estimated useful lives of the bank premises and equipment.

Real Estate Acquired Through Foreclosure: Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value. The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to operating expenses. Certain parcels of real estate are being leased to third parties to offset holding period costs. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers.
Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company uses the liability method for computing deferred income taxes. Under the liability method, deferred income taxes are based on the change during the year in the deferred tax liability or asset established for the expected future tax consequences of differences in the financial reporting and tax bases of assets and liabilities. The differences relate principally to premises and equipment, accrued pension, premium on loans and deposits purchased, unrealized gains (losses) on investment securities available for sale, mortgage servicing rights, FHLB stock, and the allowance for loan losses.

Intangible Assets: Intangible assets include a premium on deposits paid in connection with the acquisition of a branch which is being amortized on a straight-line basis over ten years and capitalized mortgage servicing rights which are being amortized over the life of the related loans.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

New Accounting Pronouncements: Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

Industry Segments: While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated into one reportable operating segment.

Reclassifications:  Certain reclassifications have been  made  in
the   1997   and   1996  financial  statements  to   conform   to
classifications used in 1998.

NOTE  2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The reserve requirement at December 31, 1998 was $5,988,000.

NOTE  3 - INVESTMENT SECURITIES

Amortized  cost  and  fair  value of  investment  securities,  by category, at December 31, 1998 are as follows:
                                  Amortized  Unrealized Unrealized     Fair
                                     Cost      Gains      Losses       Value
Available for sale
 U. S. Treasury securities       $16,013,161  $ 74,300  $       -   $16,087,461
 Obligations of U. S. government
  agencies                         5,979,883       406     (1,210)    5,979,079
 Obligations of states and
  political subdivisions           3,641,873   161,498          -     3,803,371
 Mortgage-backed securities       25,725,143    71,089   (172,037)   25,624,195
 Other securities                  3,959,643     9,161    (43,176)    3,925,628

  Total available for sale       $55,319,703  $316,454  $(216,423)  $55,419,734

Held to maturity
 Obligations of states and
  political subdivisions         $16,933,755  $923,038  $  (2,243)  $17,854,550

Amortized  cost  and  fair  value of  investment  securities,  by category, at December 31, 1997 are as follows:
                                  Amortized  Unrealized Unrealized     Fair
                                     Cost      Gains      Losses       Value
Available for sale
 U. S. Treasury securities       $18,983,175  $ 88,978  $    (278)  $19,071,875
 Obligations of U. S. government
  agencies                        10,487,431         -     (1,931)   10,485,500
 Obligations of states and
  political subdivisions           3,942,551   134,644          -     4,077,195
 Mortgage-backed securities       32,334,645   303,520   (172,072)   32,466,093

  Total available for sale       $65,747,802  $527,142  $(174,281)  $66,100,663

Held to maturity
 Obligations of states and
  political subdivisions         $15,602,778  $807,926  $    (181)  $16,410,523

The amortized cost and fair value of investment securities at December 31, 1998, by category and contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

                                            Amortized       Fair
                                               Cost         Value
Available for sale
 Due in one year or less                   $17,999,966   $18,056,615
 Due after one year through five years       6,794,401     6,921,685
 Due after five years through ten years      1,376,336     1,425,428
 Due after ten years                         2,415,000     2,415,000
                                            28,585,703    28,818,728

 Mortgage-backed securities                 25,725,143    25,624,195
 Equity securities                           1,008,857       976,811

  Total available for sale                 $55,319,703   $55,419,734

                                            Amortized      Fair
                                               Cost        Value
Held to maturity
 Due in one year or less                   $ 1,093,452   $ 1,138,863
 Due after one year through five years       5,757,494     6,119,091
 Due after five years through ten years      6,856,735     7,264,184
 Due after ten years                         3,226,074     3,332,412

  Total held to maturity                   $16,933,755   $17,854,550

Proceeds  from sales of investment securities during  1998,  1997 and  1996  were  $6,548,219, $17,343,034 and  $13,512,387.  Gross gains of $40,955, $31,347 and $30,211 and gross losses of $0, $17,661 and $43,050, were realized on those sales.

Investment securities with an approximate carrying value of $55,657,000 and $56,631,000 at December 31, 1998 and 1997, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

NOTE  4 - LOANS

Major classifications of loans are summarized as follows:

                                              1998        1997

Commercial                               $ 15,177,364  $ 10,643,958
Real estate construction                   11,055,329     7,656,856
Real estate mortgage                      118,735,789   108,048,265
Agricultural                               44,198,784    37,924,098
Consumer                                   17,607,474    15,181,883
Other                                         159,387       287,083

                                         $206,934,127  $179,742,143

Changes in the allowance for loan losses were as follows:

                                      1998         1997         1996

Beginning balance                  $2,321,536   $2,101,081   $1,860,093
Charge-offs                          (368,017)    (355,123)    (213,328)
Recoveries                             80,670       82,778       52,351
Provision for loan losses             700,400      492,800      401,965

Ending balance                     $2,734,589   $2,321,536   $2,101,081

Impaired loans totaled $286,000 and $333,000 at December 31, 1998 and 1997. The average recorded investment in impaired loans during 1998, 1997 and 1996 was $310,000, $192,000 and $298,000.
The total allowance for loan losses related to these loans was $85,000 and $57,000 at December 31, 1998 and 1997. Interest
income on impaired loans of $22,000, $23,000 and $55,000 was recognized for cash payments received in 1998, 1997 and 1996. Loans over 90 days past due and still accruing interest totaled $790,000 and $154,000 at December 31, 1998 and 1997.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $103,122,000 and $91,423,000 at December 31, 1998 and 1997.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $593,000 and $545,000 at December 31, 1998 and 1997.

Changes in mortgage servicing rights were as follows:

                                    1998        1997       1996

Beginning balance                  $314,877   $189,451   $      -
Additions                           330,902    184,125    215,812
Amortization                       (111,957)   (58,699)   (26,361)

Ending balance                     $533,822   $314,877   $189,451

Certain directors and executive officers of the Company and companies in which they have beneficiary ownership were loan customers of the Bank during 1998 and 1997. Such loans were made in the ordinary course of business at the Bank's normal credit terms and interest rates. An analysis of the activity with respect to all director and executive officer loans is as follows:

                                                 1998        1997
Balance, beginning of year                    $1,824,000  $1,828,000
Additions, including loans now meeting
 disclosure requirements                         704,000   1,381,000
Amounts collected, including loans no
 longer meeting disclosure requirements       (1,312,000) (1,385,000)

Balance, end of year                          $1,216,000  $1,824,000

NOTE  5 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:
                                                1998       1997

Land and buildings                            $7,040,895   $6,371,645
Furniture and equipment                        5,423,361    4,429,043
Construction in progress                               -       27,082
                                              12,464,256   10,827,770
Less accumulated depreciation                 (5,670,258)  (5,062,460)

                                              $6,793,998   $5,765,310

Depreciation expense was $667,799, $523,892, and $523,888 in 1998, 1997, and 1996.

NOTE  6 - DEPOSITS

At December 31, 1998, the scheduled maturities of time deposits are as follows:

        1999                                 $108,922,295
        2000                                    9,858,070
        2001                                    1,329,974
        2002                                      688,935
        2003 and thereafter                     1,026,210

                                             $121,825,484

Certain directors and executive officers of the Company and companies in which they have beneficiary ownership, are deposit customers of the Bank. The amount of these deposits was approximately $3,173,000 and $2,393,000 at December 31, 1998 and 1997.

NOTE  7  - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The securities underlying the agreements are maintained in a third-party custodian's account under a written custodial agreement. Information concerning securities sold under agreements to repurchase for 1998 and 1997 is summarized as follows:


                                                1998      1997

Average daily balance during the year         $4,329,000 $4,103,000
Average interest rate during the year              4.76%      5.03%
Maximum month-end balance during the year $6,713,000 $4,895,000 Carrying and fair value of U.S. Treasury
 securities underlying the agreements         $6,904,000 $6,895,000

NOTE  8 - FEDERAL HOME LOAN BANK ADVANCES

The  Bank  owns  stock of the Federal Home Loan  Bank  (FHLB)  of
Cincinnati, Ohio. This stock allows the Bank to borrow advances from the FHLB which the Bank uses to fund fixed-rate mortgages.

At  December  31,  1998  and  1997,  $6,953,502  and  $10,236,291
represented the balance due on advances from the FHLB. All advances are paid either on a monthly basis or at maturity, over remaining terms of one to eight years, with fixed interest rates ranging from 5.05% to 6.80%. Advances are secured by the FHLB stock and all single family first mortgage loans. Scheduled principal payments due on advances during the years subsequent to December 31, 1998 are as follows: 1999 - $302,254; 2000 -
$1,240,674;  2001 - $237,970; 2002 - $251,637; 2003 - $4,825,652;
years thereafter - $95,315.

NOTE  9 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                   1998        1997       1996

Current payable                 $1,306,758  $1,158,777   $697,751
Deferred                            64,844     (10,853)   168,544

                                $1,371,602  $1,147,924   $866,295

The Company's deferred tax assets and liabilities at December  31 are shown below. No valuation allowance for the realization of deferred tax assets is considered necessary.

                                                1998       1997
Deferred tax assets
 Allowance for loan losses                    $736,526    $596,087
 Premium on deposits purchased                 127,144      97,641
 Deferred loan fees                             22,547      19,336
 Other                                          46,597      28,119

Deferred tax liabilities
 Bank premises and equipment                  (131,872)   (129,217)
 Unrealized gain on investment securities      (55,802)   (119,972)
 FHLB stock                                   (379,151)   (306,289)
 Mortgage servicing rights                    (181,499)   (107,058)
 Other                                         (27,780)    (50,951)

  Net deferred tax asset                      $156,710   $  27,696

An  analysis of the differences between the effective  tax  rates and the statutory U.S. federal income tax rate is as follows:
                                          1998      1997     1996

U. S. federal income tax rate             34.0%     34.0%    34.0%
Changes from the statutory rate
 Tax-exempt investment incom              (8.7)    (10.0)   (12.4)
 Non-deductible interest expense related to
  carrying tax-exempt investments          1.1       1.3      1.5
 Other                                      .1      (0.1)       -

                                          26.5%     25.2%    23.1%

NOTE  10 - EARNINGS PER SHARE

Basic and diluted earnings per common share for 1998, 1997 and 1996 are presented below.

                                      1998        1997        1996
Basic Earnings Per Share
 Net income                        $3,803,516  $3,408,034  $2,887,106

 Weighted average common shares
  outstanding                       1,400,660   1,396,201   1,424,704

 Basic earnings per share          $     2.72  $     2.44  $     2.03

Diluted Earnings Per Share
 Net income                        $3,803,516  $3,408,034  $2,887,106

 Weighted average common shares
  outstanding                       1,400,660   1,396,201   1,424,704

 Add dilutive effects of assumed
  exercise of stock options            29,987      25,596      18,771

 Weighted average common and
  dilutive potential common shares
  outstanding                       1,430,647   1,421,797   1,443,475

  Diluted  earnings per share      $     2.66  $     2.40  $     2.00

Stock options for 600 and 12,400 shares of common stock were not considered in computing earnings per share for 1997 and 1996 because they were antidilutive.

NOTE  11 - RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of its employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Benefits are based on one percent of employee average earnings for the previous five years times years of credited service.

Information about the pension plan was as follows:
                                                1998       1997
Change in benefit obligation:
 Beginning benefit obligation                 $1,813,183  $1,597,843
 Service cost                                    143,717     137,229
 Interest cost                                   143,564     126,623
 Actuarial gain                                        -      (3,240)
 Benefits paid                                   (67,547)    (45,272)
  Ending benefit obligation                    2,032,917   1,813,183

Change in plan assets, at fair value:
 Beginning plan assets                         1,995,586   1,718,776
 Actual return                                   348,607     322,082
 Employer contribution                           223,363           -
 Benefits paid                                   (67,547)    (45,272)
  Ending plan assets                           2,500,009   1,995,586

Funded status                                    467,092     182,403
Unrecognized net actuarial gain                 (515,005)   (346,338)
Unrecognized prior transition asset               (3,717)     (4,089)

Accrued benefit cost                          $  (51,630)  $(168,024)

Net periodic pension cost include the following components:

                                    1998       1997       1996

Service cost                      $143,717   $137,229    $118,339
Interest cost                      143,564    126,623     112,826
Expected return on plan assets    (172,099)  (136,298)   (125,632)
Amortization of transition asset      (372)      (372)       (372)
Recognized net actuarial gain       (7,841)         -           -

Net periodic cost                 $106,969   $127,182    $105,161

A  discount  rate of 8% is used to compute the actuarial  present
value of the accumulated and projected benefit obligations.   The
assumed rate of return on plan assets is also 8%. The assumed rate of salary increases is 5%.

The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company's Board of Directors. Expense recognized in connection with the plan was $181,743, $166,647 and $157,162 in 1998, 1997 and 1996, respectively.

NOTE  12 - STOCK OPTION PLAN

The Company has stock option plans, which are accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the plans, the Company grants certain directors, officers and key employees stock option awards which vest and become fully exercisable at the end of five years. The exercise price of each option, which has a ten year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

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

Summary of stock option transactions are as follows:

                                1998             1997             1996
                               Weighted         Weighted         Weighted
                                Option           Option           Option
                            Options  Price   Options  Price   Options Price

Outstanding,
  beginning of year          62,820  $19.47  58,550   $17.20  49,160  $15.33
Granted during the year      13,600   31.76  11,000    25.24  10,350   26.36
Canceled during the year     (1,000)  29.10    (650)   16.00    (880)  20.73
Exercised during the year   (10,040)  14.08  (6,080)    8.38     (80)  12.00
Outstanding, end of year     65,380  $22.71  62,820   $19.47  58,550  $17.20

Weighted remaining contractual
 life                          81.6 months     69.3 months      66.4 months

                                    1998         1997        1996
                                   Options      Options     Options
Options outstanding
 From $7.83 to $12.75 per share     12,360       17,900      24,380
 From $17.25 to $22.28 per share    16,320       20,320      20,420
 From $24.00 to $30.00 per share    35,100       24,600      13,750
 From $36.00 to $40.00 per share     1,600            -           -
                                    65,380       62,820      58,550
Eligible for exercise
 From $7.83 to $12.75 per share     12,360       17,900      24,380
 From $17.25 to $22.28 per share    14,680       18,240      10,332
 From $24.00 to $26.50 per share     8,460        7,620       1,120
                                    35,500       43,760      35,832

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting periods. The pro forma effect on net income and earnings per share of this statement are as follows:

                                  1998        1997         1996
Net income
 As reported                    $3,803,516   $3,408,034  $2,887,106
 Pro forma                       3,747,871    3,375,248   2,870,017

Basic earnings per share
 As reported                    $   2.72     $  2.44     $   2.03
 Pro forma                          2.68        2.42         2.01

Diluted earnings per share
 As reported                    $   2.66     $  2.40     $   2.00
 Pro forma                          2.63        2.38         1.98

Weighted averages
 Fair value of options granted  $   9.05     $  7.24     $   7.77
 Risk free interest rate           5.20%       6.50%        6.50%
 Expected life                   8 years     8 years      8 years
 Expected volatility              23.40%      21.79%       19.66%
 Expected dividend yield           2.53%       2.86%        2.43%

NOTE  13 - LIMITATION ON BANK DIVIDENDS

The Company's principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. During 1999 the Bank could, without prior approval, declare dividends of approximately $2,815,000 plus any 1999 net profits retained to the date of the dividend declaration.

NOTE  14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                              1998                   1997
                       Carrying               Carrying
                        Amount   Fair Value    Amount   Fair Value
Financial assets
 Cash and cash equivalents    $  10,756,213  $  10,756,000  $  12,274,875  $  12,275,000
 Investment securities           72,353,489     73,274,000     81,703,441     82,511,000
 Federal Home Loan Bank stock     3,119,500      3,120,000      2,905,200      2,905,000
 Mortgage loans held for sale     5,908,676      5,978,000      5,418,297      5,431,000
 Loans, net                     204,199,538    204,716,000    177,420,607    177,574,000

Financial liabilities
 Deposits                     $(258,739,716) $(259,532,000) $(241,325,321) $(242,188,000)
 Securities sold under
  agreements to repurchase
  and other borrowed funds      (11,248,277)   (11,248,000)    (9,457,606)    (9,458,000)
 Federal Home Loan Bank
  advances                       (6,953,502)    (7,032,527)   (10,236,291)   (10,157,000)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities: For investment securities, fair values are based on quoted market prices or dealer quotes.

NOTE  14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         (Continued)

Federal Home Loan Bank Stock: Federal Home Loan Bank stock carrying value is equivalent to market since it can only be purchased or sold with the FHLB at carrying value.

Mortgage Loans Held for Sale: Fair value is based on current quoted secondary market price for loans without regard to other commitments to make and sell loans.

Loans:   Fair  value is estimated by discounting the future  cash
flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase and Other Borrowed
Funds: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank Advances: Rates currently available to the Company for advances with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments  to  Extend  Credit and Standby  Letters  of  Credit:
Commitments to extend credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended. The fair value of commitments and letters of credit are not considered material.

Commitments to Sell Loans: The fair value of commitments to sell loans is based on the difference between interest rates at which the Company has committed to sell the loans and the current quoted secondary market price for similar loans. The fair value of commitments is not material.

NOTE  15 - OFF-BALANCE-SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance-sheet risk were as follows at year-end:

                                                 1998             1997

Unused lines of credit                        $34,728,000      $28,879,000
Commitments to make loans                       3,892,000        4,190,000
Letters of credit                                 586,000          643,000
Commitments to sell loans                       4,000,000                -

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 6.125% to 7% with maturities ranging from 15 to 30 years.

Commitments to sell loans are to the Federal Home Loan Mortgage Corporation and have an underlying interest rate designed to transfer risk associated with loans held for sale and commitments to make loans that are intended to be sold. The notional amount of commitments to sell loans represent amounts of loans that have been committed for delivery on a specified date and within certain interest rate ranges, not credit exposure. The commitments outstanding at year end had delivery dates within 90 days and rates ranging from 6.25% to 7.25%.

NOTE  16 - CONTINGENT LIABILITIES

The Bank is a defendant in legal actions arising from normal business activities. Management believes these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's consolidated financial position or results of operations.

NOTE 17 - REGULATORY MATTERS

The  Company  and  the  Bank are subject  to  various  regulatory
capital   requirements  administered  by  the   federal   banking
agencies.   Failure  to  meet minimum  capital  requirements  can
initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting
practices.   The   Company   and   Bank   capital   amounts   and
classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company's and the Bank's actual amounts and ratios are presented in the table below:

                                                                            To Be Well
                                                                            Capitalized
                                                                           Under Prompt
                                                          For Capital       Corrective
                                           Actual      Adequacy Purposes  Action Provisions
                                       Amount   Ratio   Amount   Ratio    Amount   Ratio
                                           (dollars in thousands)
Consolidated as of  December 31, 1998:
 Total  Capital
  (to  Risk-Weighted Assets)           $30,333  14.6%   $16,621    8%     $20,776   10%
 Tier  I Capital
  (to  Risk-Weighted Assets)            27,732  13.3      8,340    4       12,511    6
 Tier I Capital
  (to Average Assets)                   27,732   9.6     11,555    4       14,444    5

Bank Only as of December 31, 1998
 Total  Capital
  (to Risk-Weighted Assets)            $28,360  13.7%   $16,561    8%     $20,701   10%
 Tier  I Capital
  (to  Risk-Weighted Assets)            25,771  12.5      8,247    4       12,370    6
 Tier I Capital
  (to Average Assets)                   25,771   8.9     11,582    4       14,478    5

Consolidated as of  December 31, 1997
 Total  Capital
  (to  Risk-Weighted Assets)           $26,966  14.8%   $14,536    8%     $18,170   10%
 Tier  I Capital
  (to  Risk-Weighted Assets)            24,694  13.6      7,268    4       10,902    6
 Tier I Capital
  (to Average Assets)                   24,694   8.8     11,001    4       13,751    5

Bank Only as of December 31, 1997
 Total  Capital
  (to  Risk-Weighted Assets)           $26,319  14.5%   $14,535    8%     $18,168   10%
 Tier  I Capital
  (to  Risk-Weighted Assets)            24,047  13.2      7,267    4       10,901    6
 Tier I Capital
  (to Average Assets)                   24,047   8.7     11,000    4       13,750    5

NOTE  18 - PARENT COMPANY FINANCIAL STATEMENTS

                    Condensed Balance Sheets
                   December 31, 1998 and 1997

                                                  (In thousands)
                                                  1998      1997
ASSETS
Cash on deposit with subsidiary                 $   967   $   616
Investment in subsidiary                         27,411    26,070
Investment securities available for sale            977         -
Other assets                                         17        30

Total assets                                    $29,372   $26,716

STOCKHOLDERS' EQUITY
Preferred stock                                 $     -   $     -
Common stock                                      6,474     6,333
Retained earnings                                22,832    20,150
Accumulated other comprehensive income               66       233

Total stockholders' equity                      $29,372   $26,716

     Condensed Statements of Income and Comprehensive Income
          Years Ended December 31, 1998, 1997 and 1996

                                              (In thousands)
                                           1998    1997     1996
Income
 Dividends from subsidiary               $2,330   $2,100   $1,850
 Interest income                              5        -        -
 Other income                                 -        -      807
  Total income                            2,335    2,100    2,657

Expenses
 Interest expense                             -       10       40
 Other expenses                              25       21      823
  Total expenses                             25       31      863

Income before income taxes and equity in
 undistributed income of subsidiary       2,310    2,069    1,794

Applicable income tax benefits                7       11       18

Income before equity in undistributed
 income of subsidiary                     2,317    2,080    1,812

Equity in undistributed income of
 subsidiary                              1,487    1,328     1,075

Net income                              $3,804   $3,408    $2,887

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities
  arising during the period              $(126)   $ 245      $(22)
 Reclassification of realized amount       (41)     (14)       13

 Net change in unrealized gain (loss)
  on securities                           (167)     231        (9)

Comprehensive income                    $3,637   $3,639    $2,878

     Condensed Statements of Cash Flows
Years Ended December 31, 1998, 1997 and 1996

                                              (In thousands)
                                                 1998      1997      1996
Cash flows from operating
activities
 Net income                                    $ 3,804   $ 3,408   $ 2,887
 Adjustments to reconcile net income to net
  cash from operating activities
   Equity in undistributed earnings of
     subsidiary                                 (1,487)   (1,328)   (1,075)
   Change in other assets                           (8)        8        94
   Change in other liabilities                       -       (11)       10
     Net cash from operating activities          2,309     2,077     1,916

Cash flows from investing activities
 Purchase of investment securities available
  for sale                                        (977)        -         -

Cash flows from financing activities
 Dividends paid                                 (1,122)   (1,005)     (912)
 Proceeds from issuance of common stock            141        51         1
 Purchase of common stock                            -      (603)     (500)
 Repayment of long-term debt                         -         -      (930)
 Proceeds from long-term debt                        -         -       330
  Net cash from financing activities              (981)   (1,557)   (2,011)

Net change in cash                                 351       520       (95)

Cash at beginning of year                          616        96       191

Cash at end of year                             $  967    $  616    $   96

Bourbon Bancshares, Inc.
Board of Directors

Buckner Woodford
President and Chief Executive Officer;
Kentucky Bank and Bourbon Bancshares, Inc.
Class of 2000

William R. Stamler
Chairman, Signal Investments, Inc.
Class of 2000

Henry Hinkle
President; Hinkle Contracting Company
Class of 1999

Robert G. Thompson
Director, Paris/Bourbon County YMCA; Snow Hill Farm
Class of 1999

Theodore Kuster
Farmer and Thoroughbred Breeder; West View Farm
Class of 1999

James L. Ferrell, M.D.
Physician; Chairman, Bourbon Bancshares, Inc.
Class of 2001

William M. Arvin
Attorney
Class of 2001

Joseph B. McClain
President; Hopewell Insurance Company, Inc.
Class of 2001

Kentucky Bank - Board of Directors

Buckner Woodford
President and Chief Executive Officer;
Bourbon Bancshares, Inc. and Kentucky Bank

Joe Allen
Executive Vice President, Kentucky Bank

William M. Arvin
Attorney, William M. Arvin and Associates

James L. Ferrell, M.D.
Physician

Betty Jo Denton Heick
Retired Bourbon County Court Clerk

Henry Hinkle
President; Hinkle Contracting Company

R.C. Johnson, Jr.
Owner & President
Johnson Funeral Home

James Kay
Businessman, Farmer

Theodore Kuster
Farmer and Thoroughbred Breeder; West View Farm

Joseph B. McClain
President; Hopewell Insurance Company, Inc.

Alex Miller
Retired President, Paris Stockyards, Inc.

Ed Saunier
President, Saunier North American Van Lines

William R. Stamler
Chairman, Signal Investments, Inc.

Robert G. Thompson
Director, Paris/Bourbon County YMCA

Gerald M. Whalen
President, Whalen and Co. Insurance and Real Estate

REGIONAL BOARD OF DIRECTORS
CLARK

C. Richard Gamble
Investor

Donald Pace
Superintendent, Clark Co. Schools

Ed Saunier
President, Saunier North American Van Lines

Mary Beth Hendricks
Farmer

John G. Roche
Oprician

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

James B. Wooten, Jr.
Attorney and Partner; Bradley, Blanton and Wooten

R.C. Johnson, Jr.
Owner and President; Johnson's Funeral Home

Dr. Gus A. Bynum
Physician

Mike Hockensmith
Owner and President, The Hockensmith Agency, Inc.

George Lusby
County Judge Executive


JESSAMINE

William M. Arvin
Attorney, William M. Arvin and Associates

Dan Brewer
Bluegrass RECC

Victor Comley
Retired, Kentucky Association of Highway Contractors

Bonnie Dean
Nicholasville City Clerk, Treasurer

Eva McDaniel
Jessamine County Clerk

OFFICERS
BOURBON COUNTY
PARIS
Buckner Woodford - President and CEO
James P. Shipp, Jr. - Sr. Vice President, Branch Administration
Norman J. Fryman - Sr. Vice President, Director of Lending
Joe Allen - Executive Vice President
Greg Dawson - Vice President, Chief Financial Officer
Hugh Crombie - Vice President, Operations
Bill Reynolds - Vice President, Trust Officer
Brenda Bragonier - Vice President, Director of Marketing and Human Resources R.W. Collins, Jr. - Vice President, Loan Officer
Michael Lovell - Vice President, Loan Officer
George Wilder - Vice President, Loan Officer
Nicholas L. Carter - Assistant Vice President, Loan Officer
Cathy Hill  - Assistant Vice President, Loan Officer
Brenda Berry - Accountant
Mary Lou Boyle - Human Resources
Wallis Brooks - Branch Manager
Patty Carpenter - Loan Operations Officer
Paul Clift - Systems Support
Janice Hash - Accountant and Purchasing Manager
Jean Patton - Compliance/CRA/Quality Control
Donald Roe - Data Processing
Lydia Sosby - Auditor
Martha Woodford - Corporate and Automated Products Officer
Jan Worth - Trust Officer

Lexington Road Branch
Rita Bugg - Assistant Vice President, Branch Manager, Loan
     Officer

North Middletown Branch
Jerry Ann McFarland - Branch Manager

Pleasant Street Branch
Philip Hurst - Assistant Branch Manager

CLARK COUNTY
WINCHESTER
Tim Duncan - Regional Vice President
Becky Taulbee - Assistant Vice President, Loan Officer
Darryl Terry - Assistant Vice President, Loan Officer
Carolyn Wilkins - Calling Officer
Ron Burden, Vice President, Loan Officer

Colby Road Branch
Teresa Shimfessel - Branch Manager, Assistant Vice President, Loan
Officer

WOODFORD COUNTY
VERSAILLES
Duncan Gardner - Regional Vice President
A.J. Gullett - Assistant Vice President, Loan Officer

SCOTT COUNTY
PARIS PIKE BRANCH
Jennifer Roberts - Branch Manager, Loan Officer

GEORGETOWN
Mark Walls - Regional Vice President
Ben Sargent - Assistant Vice President, Loan Officer

JESSAMINE COUNTY
NICHOLASVILLE
Tom Buford - Regional Vice President
Earl Lewallen - Assistant Vice President, Loan Officer
Jeanie Thompson - Assistant Cashier & CSR

HARRISON COUNTY
CYNTHIANA LOAN PRODUCTION OFFICE
Ken DeVasher - Regional Manager, Assistant Vice President, Loan Officer

Exhibit 21     Subsidiaries of Registrant

              Bourbon Bancshares, Inc.'s Subsidiary

                          Kentucky Bank

                           EXHIBIT 23

                 CONSENT OF INDEPENDENT AUDITORS



      We consent to the use of our report dated January 15, 1999 on the consolidated financial statements of Bourbon Bancshares, Inc. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 appearing in this Annual Report on Form 10-K of Bourbon Bancshares, Inc. as
Exhibit 13.


                         Crowe, Chizek and Company LLP


Lexington, KY
March 26, 1999