Form 10-Q
period 1999-03-31
BOURBON BANCSHARES INC /KY/
filed 1999-05-14
CIK 1000232

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999
                             or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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


Number of shares of Common Stock outstanding as of May 10, 1999: 1,399,588.

BOURBON BANCSHARES, INC.

                      Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

          Consolidated Balance Sheets                                     3

          Consolidated Statement of Income and Comprehensive Income
               Three Months Ending March 31, 1999 & 1998                  4

          Consolidated Statements of Cash Flows
               Three Months Ending March 31, 1999 & 1998                  5

          Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                    13

Part II - Other Information                                              16

Signatures                                                               16

Exhibits

     27   Financial Data Schedule                                        17

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEET  (unaudited)
(thousands)                                     3/31/99         12/31/98
Assets
  Cash & Due From Banks                         $ 10,353        $ 10,756
  Investment Securities:
    Securities Held to Maturity                   16,935          16,934
    Securities Available for Sale                 56,020          55,420
  Federal Home Loan Bank Stock                     3,173           3,119
  Loans                                         $214,192        $212,843
  Reserve for Loan Losses                          2,885           2,735
    Net Loans                                   $211,307        $210,108
  Premises and Equipment                           6,818           6,794
  Other Assets                                     5,248           5,574
    Total Assets                                $309,854        $308,705

Liabilities & Stockholders' Equity
  Deposits
    Demand                                      $ 38,767        $ 40,336
    Savings & Interest Checking                   97,816          96,579
    Certificates of Deposit                      121,923         121,825
      Total Deposits                            $258,506        $258,740
  Repurchase Agreements                            4,338           6,713
  Federal Home Loan Bank Advances                 11,880           6,954
  Other Borrowed Funds                             2,417           4,535
  Other Liabilities                                2,819           2,391
    Total Liabilities                           $279,960        $279,333

Stockholders' Equity
  Common Stock                                  $  6,249        $  6,474
  Retained Earnings                               23,642          22,832
  Accumulated Other Comprehensive Income               3              66
    Total Stockholders' Equity                  $ 29,894        $ 29,372
    Total Liabilities & Stockholders' Equity    $309,854        $308,705

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)       Three Months Ending
                                            3/31/99    3/31/98
NTEREST INCOME:
  Loans, including fees                     $  4,480   $  4,120
  Investment Securities                          969      1,162
  Other                                          123        125
    Total Interest Income                   $  5,572   $  5,407
INTEREST EXPENSE:
  Deposits                                  $  2,289   $  2,436
  Other                                          232        242
    Total Interest Expense                  $  2,521   $  2,678
  Net Interest Income                       $  3,051   $  2,729
  Loan Loss Provision                            175        163
  Net Interest Income After Provision       $  2,876   $  2,566
OTHER INCOME:
  Service Charges                           $    616   $    568
  Securities Gains (Losses)                        7          8
  Other                                          236        126
    Total Other Income                      $    859   $    702
OTHER EXPENSES:
  Salaries and Benefits                     $  1,195   $  1,123
  Occupancy Expenses                             293        270
  Other                                          683        637
    Total Other Expenses                    $  2,171   $  2,030
  Income Before Taxes                       $  1,564   $  1,238
  Income Taxes                                   445        322
  Net Income                                $  1,119   $    916

Other Comprehensive Income, net of tax
Change in Unrealized Gains on Securities         (36)       (63)

Comprehensive Income                        $  1,056   $    880

Earnings per share                          $   0.80   $   0.66
Earnings per share - assuming dilution      $   0.79   $   0.64

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                           Three Months Ending
                                                      3/31/99      3/31/98
Cash Flows From Operating Activities
  Net Income                                          $   1,119    $    916
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                              150         142
  Amortization                                              137         112
  Investment securities (accretion) amortization, net         2         (12)
  Provision for loan losses                                 175         163
  Deferred Income Taxes                                     (89)        (40)
  Investment securities losses (gains), net                  (7)         (8)
  Originations of loans held for sale                    (8,722)     (9,399)
  Proceeds from sale of loans                             6,306      12,855
  Capitalization of Mortgage Servicing Rights               (61)       (108)
  Losses (gains) on sale of loans                           (67)        (21)
  Changes in:
    Interest receivable                                     438         327
    Other assets                                             (1)          1
    Interest payable                                        124         (31)
    Income taxes payable                                    476         364
    Other liabilities                                      (219)       (660)
      Net cash provided by operating activities        $   (239)   $  4,601
Cash Flows From Investing Activities
  Purchases of securities available for sale           $(15,629)   $(11,043)
  Proceeds from sales of securities available for sale    4,847       1,538
   Proceeds from principal payments, maturities and
   calls of securities available for sale                10,037      14,520
  Net change in loans                                     1,090      (1,614)
  Purchases of bank premises and equipment                 (174)       (132)
    Net cash provided by investing activities          $    171    $  3,269
Cash Flows From Financing Activities:
  Net change in deposits                               $   (234)   $    (51)
   Net change in securities sold under agreements to
   repurchase and federal funds purchased                (2,375)     (2,643)
  Advances from Federal Home Loan Bank                    5,000           -
  Payments on Federal Home Loan Bank advances               (74)        (69)
  Net change in other borrowed funds                     (2,118)     (1,234)
  Repurchase of common stock                               (236)          -
  Proceeds from issuance of common stock                     11          86
  Dividends paid                                           (309)       (280)
    Net cash provided by financing activities         $    (335)   $ (4,191)
Net increase (decrease) in cash and cash equivalents  $    (403)   $  3,679
Cash and cash equivalents at beginning of period         10,756      12,275
Cash and cash equivalents at end of period            $  10,353    $ 15,954

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 1999 and March 31, 1998 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.
2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The requirements are disclosure related and its implementation will have no impact on the Company's financial condition or results of operations. Prior period financial statements have been restated to meet this reporting format.
3. Recently, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share", under which basic and diluted earnings per share are computed. Prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.
4.   Dividends per share paid for the quarter ended March
  31, 1999 were $0.22 compared to $0.20 on March 31, 1998.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $1.1 million, or $0.80 per share and $0.79 per share assuming dilution for the first three months ended March 31, 1999 compared to $916 thousand, or $0.66 per share and $0.64 per share assuming dilution for March 31, 1998. The first three months reflects an increase in earnings of 22%.

Return on average assets was 1.45% for the first three months ended March 31, 1999 compared to 1.28% for the same time period in 1998. Return on average equity was 15.2% and 13.5% for the three months ended March 31, 1999 and 1998, respectively. Both the return on assets and the return on equity were up 13% for the first three months of 1999.

Net Interest Income

Net interest income was $3.0 million for the three months ended March 31, 1999 compared to $2.7 million in 1998, resulting in an increase of $322 thousand or 11.8%. Loan volume continues to improve. Year to date average loans are up nearly $27 million, or nearly 15% from 1998 to 1999 resulting in an improvement in loan interest income of $360 thousand for the first three months. Average deposits also increased from 1998 to 1999, up $20 million, or 8%. This increased volume within the recent declining rate environment resulted in lower interest expense of $147 thousand for the first three months.

Non-Interest Income

Non-interest income increased for the three-month period ended March 31 from $702 thousand in 1998 to $859 thousand in 1999. For the year, an increase of $48 thousand in service charges from 1998 to 1999 is mainly attributable to an improvement in overdraft charges of $21 thousand. Trust income accounts for $59 thousand and gains on loans sold accounts for $46 thousand of the $110 thousand increase in other income for the first three months. The increase in trust fees is mainly due to non-recurring estate fees and trust termination fees.

Non-Interest Expense

The explanations for the increase of $141 thousand in non-interest expenses from $2.0 million for the three months ended March 31, 1998 to $2.1 million for the same period in 1999 follows. Salaries and benefits increased $72 thousand for the first three months of 1999 compared to 1998, an increase of 6.4%. In 1999, the Company implemented a compensation plan with additional incentive compensation.
Incentives for the first three months were $30 thousand greater in 1999 compared to 1998 due to this change. Other compensation and benefits increased 4%.

Occupancy expense increased $23 thousand to $293 thousand for the first three months of 1999 compared to 1998.
Depreciation was up $8 thousand for the year. Equipment maintenance was $8 thousand higher for the first three months of 1999.

Other expenses for the first three months of 1999 compared to 1998 increased $46 thousand, from $637 thousand to $683 thousand. Other taxes are $10 thousand greater in 1999 compared to 1998. The overall growth of the Company has caused this item to increase. With the selling of mortgage loans, the amortization of mortgage servicing rights increased $10 thousand from 1998 to 1999.

Income Taxes

The tax equivalent rate for the three months ended March 31 was 28% for 1999 and 26% for 1998. These rates being less than the statutory rate is a result of the tax-free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals a decrease of cash and cash equivalents for the first three months of 1999 of $403 thousand and an increase of $3.7 million for the same period in 1998. In 1999, proceeds from the sale of loans were nearly $6 million compared to $13 million in 1998. Four million dollars of 1998 sales were of a nonrecurring nature. The decline in rates allowed the Company to sell some lower coupon loans.

During 1998, proceeds from security transactions have exceeded purchases by $5 million. In 1999, security purchases exceeded proceeds from security transactions by $1 million. Of these changes, principal payments on securities have amounted to over $2 million in 1999 and over $4 million for the same period in 1998.

During 1999, $5 million has been borrowed from the Federal
Home Loan Bank (FHLB). In 1998, no advances from the FHLB were needed for this three-month period.

Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of March 31, 1999, the Company's non-performing assets totaled $1.1 million or 0.5% of loans compared to $529 thousand or 0.3% of loans in 1997. (See table below) Real estate loans composed 74% and 64% of the non-performing loans as of March 31, 1999 and 1998, respectively. Lost interest income on the non-accrual loans for both 1999 and 1998 is immaterial.

Nonperforming Assets
                                                     March 31
                                                   (in thousands)
                                                 1999         1998
Non-accrual Loans                                 315          196
Accruing Loans which are
  Contractually past due
  90 days or more                                 631          177
Restructured Loans                                142          156
Total Nonperforming and
Restructured Loans                              1,088          529
Other Real Estate                                  70            -
Total Nonperforming and Restructured
 Loans and Other Real Estate                    1,158          529
Nonperforming and Restructured
Loans as a Percentage of Net Loans               0.51%        0.29%
Nonperforming and Restructured
Loans and Other Real Estate as a
Percentage of Total Assets                       0.37%        0.18%



Provision and Reserve for Possible Loan Losses

The 1999 three-month provision for loan losses of $175 thousand is higher than the 1998 number of $163 thousand. Loan growth has required management to increase the provision in order to maintain a reserve ratio that is adequate and indicative of the quality of loans currently in the portfolio. As depicted in the table below, the loan loss reserve to total loans was 1.35% on March 31, 1999 and 1.33% on March 31, 1998. Net charge-offs for the periods mentioned above have been relatively insignificant. Management feels the current loan loss reserve is sufficient to meet future loan problems.

Loan Losses
                                     Three Months Ended March 31
                                           (in thousands)
                                          1999        1998
Balance at Beginning of Period            2,735       2,322
Amounts Charged-off:
  Commercial                                  -           2
  Agricultural                                2           -
  Consumer                                   41          53
Total Charged-off Loans                      43          55
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  2           1
  Consumer                                   16           6
Total Recoveries                             18           7
Net Charge-offs                              25          48
Provision for Loan Losses                   175         163
Balance at End of Period                  2,885       2,437
Total Loans, Net of Unearned
Income
  Average                               211,003     183,614
  At March 31                           214,192     183,273
As a Percentage of Average Loans:
  Net Charge-offs                          0.01%       0.03%
  Provision for Loan Losses                0.08%       0.09%
Allowance as a Percentage of
 Period-end Net Loans     v                1.35%       1.33%
Allowance as a Multiple of
 Net Charge-offs                          115.4        50.8

Year 2000

Management has assessed the operational and financial implications of its Year 2000 needs and developed a plan to address its data processing systems and their ability to handle the change. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, such an interruption could be material. The primary effort required to prevent a potential business interruption is the installation of the most current software release from the Company's third party provider and replacement of certain system hardware. The third party software provider has warranted that Year 2000 remediation and testing efforts to become compliant have been successfully completed. Testing of mission critical systems was completed at the end of the first quarter. Non-mission critical systems will continue to be evaluated and, if necessary, will be upgraded or replaced. Current cost estimates for this project are under $150 thousand, with the majority of this expenditure being for equipment and software to be capitalized over 3-5 years. In addition, over $400 thousand was spent on a new mainframe computer system to enhance our overall computer technology. Year 2000 expenses are subject to change and could vary from current estimates if the final requirements for Year 2000 readiness exceed management's expectations.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP model and an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below within the Board of Directors specified limits. As of March 31, 1999 the projected percentage changes are within the Board limits and the Company's interest rate risk is also with Board limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 1999 is as follows:

(in thousands)

PROJECTED NET INTEREST INCOME

                                                     Level
Rate Change:                       - 300    - 100    Rates    + 100    + 300

 Year One  (4/1/99 - 3/31/2000)
   Interest Income                 20,388   22,402   23,419   24,436   26,470
   Interest Expense                 7,341    9,327   10,320   11,313   13,298

       Net Interest Income         13,047   13,075   13,099   13,123   13,172

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

 Year One  (4/1/99 - 3/31/2000)
   Interest Income                 (3,031)  (1,017)    N/A     1,017    3,051
   Interest Expense                (2,979)    (993)    N/A       993    2,979

       Net Interest Income            (52)     (24)    N/A        24       72

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

 Year One  (4/1/99 - 3/31/2000)
   Interest Income                  -12.9%    -4.3%    N/A       4.3%    13.0%
   Interest Expense                 -28.9%    -9.6%    N/A       9.6%    28.9%

       Net Interest Income           -0.4%    -0.2%    N/A       0.2%     0.6%

   Limitation on % Change          >-10.0%   >-4.0%    N/A     >-4.0%  >-10.0%

These numbers are comparable to 1998. In 1999, year one reflected a decline in net interest income of 0.4% with a 300 basis point decline compared to the 2.2% decline in 1998. The 300 basis point increase in rates reflected a 0.6% increase in net interest income in 1999 compared to 2.3% in 1998. Percentage changes in 1999 are less than 1998 reflecting less vulnerability to drastic shifts in interest rates.

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

The interest rate sensitivity analysis as of March 31, 1999 shown below depicts amounts based on the earliest period in which they can normally be expected to reprice. The chart reveals that assets and liabilities are fairly well matched for the early periods specified below. The decay rates used for Demand deposits, NOW's, Savings and Money Market Savings are 5%, 30%, 20% and 30%, respectively.


(in thousands)
                           Total    1 Year    2 Years    3 Years    4 Years    5 Years    >5 Years
ASSETS
Cash & Due From Banks                        13,151         -         -         -         -         -    13,151
Fed Funds & Int-Earning Due From Banks          152       152         -         -         -         -         -
Variable Rate Investments                    22,854    22,854         -         -         -         -         -
Fixed Rate Investments                       53,274    23,966     7,861     4,065     4,446     2,081    10,855
Variable Rate Loans                          64,574    58,756     2,114     1,023     1,219     1,331       131
Fixed Rate Loans                            149,618    39,273    19,696    28,574    30,227    27,464     4,384
Other Assets                                  6,231         -         -         -         -         -     6,231
 Total Assets/Repricing Assets              309,854   145,001    29,671    33,662    35,892    30,876    34,752
 Repricing Assets - Accumulated                       145,001   174,672   208,334   244,226   275,102   309,854
  % of Current Balance                                   46.8%      9.6%     10.9%     11.6%     10.0%     11.2%
  % of Current Balance - Accumulated                     46.8      56.4      67.2      78.8      88.8     100.0
LIABILITIES
Demand Deposit Accounts                      38,767     1,938     1,841     1,749     1,662     1,579    29,997
NOW Accounts                                 62,953    18,886    13,220     9,254     6,478     4,534    10,581
Savings Accounts                             12,815     2,510     2,061     1,649     1,319     1,055     4,221
Money Market Savings                         10,322     3,097     2,168     1,517     1,062       743     1,735
 Subtotal Deposit Accounts                  124,857    26,431    19,290    14,169    10,521     7,911    46,534
Other Variable Deposits                       6,634     6,634         -         -         -         -         -
Fixed Rate Deposits                         127,014   110,824    12,013     1,582       754       618     1,223
Variable Rate Other Liabilities               6,005     6,005         -         -         -         -         -
Fixed Rate Other Liabilities                 12,631       303     1,218       237       251    10,520       102
Other Liabilities                             2,819         -         -         -         -         -     2,819
Total Capital                                29,894         -         -         -         -         -    29,894
 Total Liabilities/Repricing Liabilities    309,854   150,197    32,521    15,988    11,526    19,049    80,572
 Repricing Liabilities - Accumulated                  150,197   182,718   198,707   210,233   229,282   309,854
  % of Current Balance                                   48.5%     10.5%      5.2%      3.7%      6.1%     26.0%
  % of Current Balance - Accumulated                     48.5      59.0      64.1      67.8      74.0     100.0
SUMMARY
Total Repricing Assets                                145,001    29,671    33,662    35,892    30,876    34,752
Total Repricing Liabilities                           150,197    32,521    15,988    11,526    19,049    80,572
Total Repricing Gap (by Bucket)                        (5,196)   (2,850)   17,674    24,366    11,827   (45,820)
Total Repricing Assets - Cumulative         288,885   145,001   174,672   208,334   244,226   275,102   309,854
Total Repricing Liabilities - Cumulative    277,617   150,197   182,718   198,707   210,233   229,282   309,854
Repricing Gap - Cumulative                   11,268    (5,196)   (8,046)    9,627    33,993    45,820         -
Gap/Total Assets (by Bucket)                            -1.68%    -0.92%     5.70%     7.86%    3.82%    -14.79%
Cumulative Gap/Total Assets                             -1.68     -2.60      3.11     10.97    14.79       0.00


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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behald by the undersigned, thereunto duly authorized.

                                   Bourbon Bancshares, Inc.

Date  _______________________     ___/s/Buckner Woodford__________________
                                  Buckner Woodford, President and C.E.O.

Date  _______________________     ___/s/Gregory J. Dawson_________________
                                  Gregory J. Dawson, Chief Financial Officer