Form 10-Q
period 1999-06-30
BOURBON BANCSHARES INC /KY/
filed 1999-08-12
CIK 1000232

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999
                             or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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


Number of shares of Common Stock outstanding as of August 10, 1999: 2,805,176.

BOURBON BANCSHARES, INC.

                      Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

          Consolidated Balance Sheets                                    3

          Consolidated Statement of Income and Comprehensive Income
               Six Months Ending June 30, 1999 & 1998                    4

          Consolidated Statement of Income and Comprehensive Income
               Three Months Ending June 30, 1999 & 1998                  5

          Consolidated Statements of Cash Flows
               Six Months Ending June 30, 1999 & 1998                    6

          Consolidated Statements of Cash Flows
               Three Months Ending June 30, 1999 & 1998                  7

          Notes to Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                   17

Part II - Other Information                                             21

Signatures                                                              23

Exhibits

     27   Financial Data Schedule                                       24

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEET  (unaudited)
(thousands)                                     6/30/99   12/31/98
Assets
  Cash & Due From Banks                        $ 11,717   $ 10,756
  Investment Securities:
    Securities Held to Maturity                  16,671     16,934
    Securities Available for Sale                54,414     55,420
  Federal Home Loan Bank Stock                    3,229      3,119
  Loans                                        $217,682   $212,843
  Reserve for Loan Losses                         2,936      2,735
    Net Loans                                  $214,746   $210,108
  Premises and Equipment                          6,798      6,794
  Other Assets                                    6,082      5,574
    Total Assets                               $313,657   $308,705

Liabilities & Stockholders' Equity
  Deposits
    Demand                                     $ 38,219   $ 40,336
    Savings & Interest Checking                  90,780     96,579
    Certificates of Deposit                     123,810    121,825
      Total Deposits                           $252,809   $258,740
  Repurchase Agreements                           3,779      6,713
  Federal Home Loan Bank Advances                11,740      6,954
  Other Borrowed Funds                           12,634      4,535
  Other Liabilities                               2,273      2,391
    Total Liabilities                          $283,235   $279,333

Stockholders' Equity
  Common Stock                                 $  6,288   $  6,474
  Retained Earnings                              24,410     22,832
  Accumulated Other Comprehensive Income           (276)        66
    Total Stockholders' Equity                 $ 30,422   $ 29,372
    Total Liabilities & Stockholders' Equity   $313,657   $308,705

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)            Six Months Ending
                                                6/30/99    6/30/98
INTEREST INCOME:
  Loans, including fees                        $  9,111    $  8,301
  Investment Securities                           1,985       2,220
  Other                                             189         261
    Total Interest Income                      $ 11,285    $ 10,782
INTEREST EXPENSE:
  Deposits                                     $  4,523    $  4,870
  Other                                             527         459
    Total Interest Expense                     $  5,050    $  5,329
  Net Interest Income                          $  6,235    $  5,453
  Loan Loss Provision                               350         325
  Net Interest Income After Provision          $  5,885    $  5,128
OTHER INCOME:
  Service Charges                              $  1,294    $  1,186
  Securities Gains (Losses)                         (14)         28
  Other                                             414         242
    Total Other Income                         $  1,694    $  1,456
OTHER EXPENSES:
  Salaries and Benefits                        $  2,416    $  2,247
  Occupancy Expenses                                584         550
  Other                                           1,537       1,328
    Total Other Expenses                       $  4,537    $  4,125
  Income Before Taxes                          $  3,042    $  2,459
  Income Taxes                                      847         650
  Net Income                                   $  2,195    $  1,809

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities           (339)        (97)

Comprehensive Income                           $  1,856    $  1,712

Earnings per share                             $   1.57    $   1.29
Earnings per share - assuming dilution         $   1.53    $   1.26

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)         Three Months Ending
                                              6/30/99    6/30/98
INTEREST INCOME:
  Loans, including fees                       $  4,631   $  4,181
  Investment Securities                          1,016      1,058
  Other                                             66        136
    Total Interest Income                     $  5,713   $  5,375
INTEREST EXPENSE:
  Deposits                                    $  2,234   $  2,434
  Other                                            295        217
    Total Interest Expense                    $  2,529   $  2,651
  Net Interest Income                         $  3,184   $  2,724
  Loan Loss Provision                              175        162
  Net Interest Income After Provision         $  3,009   $  2,562
OTHER INCOME:
  Service Charges                             $    678   $    618
  Securities Gains (Losses)                        (21)        20
  Other                                            178        116
    Total Other Income                        $    835   $    754
OTHER EXPENSES:
  Salaries and Benefits                       $  1,221   $  1,124
  Occupancy Expenses                               291        280
  Other                                            854        691
    Total Other Expenses                      $  2,366   $  2,095
  Income Before Taxes                         $  1,478   $  1,221
  Income Taxes                                     402        328
  Net Income                                  $  1,076   $    893

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities          (276)       (61)

Comprehensive Income                          $    800   $    832

Earnings per share                            $   0.77   $   0.63
Earnings per share - assuming dilution        $   0.74   $   0.62

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                              Six Months Ending
                                                         6/30/99   6/30/98
Cash Flows From Operating Activities
  Net Income                                            $  2,195 $  1,809
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                               300      285
  Amortization                                               255      231
  Investment securities (accretion) amortization, net         20      (12)
  Provision for loan losses                                  350      325
  Deferred Income Taxes                                      (32)     (36)
  Investment securities losses (gains), net                   14      (28)
  Originations of loans held for sale                    (15,255) (18,077)
  Proceeds from sale of loans                             17,792   21,961
  Capitalization of Mortgage Servicing Rights               (168)    (188)
  Losses (gains) on sale of fixed assets                       -       25
  Losses (gains) on sale of loans                           (107)     (40)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                   25        -
  Changes in:
    Interest receivable                                       63     (233)
    Income taxes refundable                                 (227)     (57)
    Other assets                                            (210)      21
    Interest payable                                         (10)     129
    Other liabilities                                       (108)    (546)
      Net cash provided by operating activities         $  4,897 $  5,569
Cash Flows From Investing Activities
  Purchases of securities available for sale             (22,614) (11,178)
  Proceeds from sales of securities available for sale     8,821    3,542
  Proceeds from principal payments, maturities and
   calls of securities available for sale                 14,135   18,944
  Purchase of securities held to maturity                      -     (990)
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                  265      783
  Net change in loans                                     (7,456) (10,661)
  Purchases of bank premises and equipment, net             (304)    (686)
    Net cash provided by investing activities             (7,153)    (246)
Cash Flows From Financing Activities:
  Net change in deposits                                $ (5,931)$ (5,378)
  Net change in securities sold under agreements to
   repurchase and other borrowings                         5,165      (15)
  Advances from Federal Home Loan Bank                     5,000    4,000
  Payments on Federal Home Loan Bank advances               (214)  (6,389)
  Purchase of common stock                                  (236)       -
  Proceeds from issuance of common stock                      50       86
  Dividends paid                                            (617)    (560)
    Net cash provided by financing activities           $  3,217 $ (8,256)
Net increase (decrease) in cash and cash equivalents    $    961 $ (2,933)
Cash and cash equivalents at beginning of period          10,756   12,275
Cash and cash equivalents at end of period              $ 11,717 $  9,342

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                            Three Months Ending
                                                         6/30/99  6/30/98
Cash Flows From Operating Activities
  Net Income                                            $  1,076 $    893
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                               150      143
  Amortization                                               118      119
  Investment securities (accretion) amortization, net         18        -
  Provision for loan losses                                  175      162
  Deferred Income Taxes                                       57        4
  Investment securities losses (gains), net                   21      (20)
  Originations of loans held for sale                     (6,533)  (8,678)
  Proceeds from sale of loans                             11,486    9,106
  Capitalization of Mortgage Servicing Rights               (107)     (80)
  Losses (gains) on sale of fixed assets                       -       25
  Losses (gains) on sale of loans                            (40)     (19)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                   25        -
  Changes in:
    Interest receivable                                     (375)    (560)
    Income taxes refundable                                 (227)     (57)
    Other assets                                            (209)      20
    Interest payable                                        (134)     160
    Income taxes payable                                    (476)    (364)
    Other liabilities                                        111      114
      Net cash provided by operating activities         $  5,136 $    968
Cash Flows From Investing Activities
  Purchases of securities available for sale            $ (6,985)$   (135)
  Proceeds from sales of securities available for sale     3,974    2,004
  Proceeds from principal payments, maturities and
   calls of securities available for sale                  4,098    4,424
  Purchase of securities held to maturity                      -     (990)
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                  265      783
  Net change in loans                                     (8,546)  (9,047)
  Purchases of bank premises and equipment, net             (130)    (554)
    Net cash provided by investing activities           $ (7,324)$ (3,515)
Cash Flows From Financing Activities:
  Net change in deposits                                $ (5,697)$ (5,327)
  Net change in securities sold under agreements to
   Repurchase and other borrowings                         9,658    3,862
  Advances from Federal Home Loan Bank                         -    4,000
  Payments on Federal Home Loan Bank advances               (140)  (6,320)
  Proceeds from issuance of common stock                      39        -
  Dividends paid                                            (308)    (280)
    Net cash provided by financing activities           $  3,552 $ (4,065)
Net increase (decrease) in cash and cash equivalents    $  1,364 $ (6,612)
Cash and cash equivalents at beginning of period          10,353   15,954
Cash and cash equivalents at end of period              $ 11,717 $  9,342

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six and three month periods ended June 30, 1999 and June 30, 1998 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.
2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The requirements are disclosure related and its implementation will have no impact on the Company's financial condition or results of operations. Prior period financial statements have been restated to meet this reporting format.
3. Recently, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share", under which basic and diluted earnings per share are computed. Prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.
4. Dividends per share paid for the quarter ended June 30, 1999 were $0.22 compared to $0.20 on June 30, 1998. This is the same rate of dividend paid in the first quarter of the respective years.
5. As of July 15, 1999, the Company issued a two for one stock split. Each shareholder will receive one additional share for each share they held.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $2.2 million, or $1.57 per share and $1.53 per share assuming dilution for the first six months ended June 30, 1999 compared to $1.8 million, or $1.29 per share and $1.26 per share assuming dilution for June 30, 1998. The first six months reflects an increase in earnings of 21%. The net income for second quarter of 1999 was $1.1 million, or $0.77 per share and $0.74 per share assuming dilution compared to $900 thousand, or $0.63 per share and $0.62 per share assuming dilution for the same period in 1998. The second quarter's net income resulted in a 20% increase from 1998 to 1999.

Return on average assets was 1.40% for the first six months ended June 30, 1999 compared to 1.26% for the same time period in 1998, an increase of 11%. For the second quarter of 1999, the return on average assets was 1.35% compared to 1.25% in 1998, an increase of 8%. Return on average equity was 14.6% and 13.2% for the six months ended June 30, 1999 and 1998, respectively, an increase of 11%. The second quarter of 1999 resulted in an increase in return on equity of 8% from 13.0% to 14.1% in 1999.

Net Interest Income

Net interest income was $6.2 million for the six months ended June 30, 1999 compared to $5.5 million in 1998, resulting in an increase of $782 thousand or 12.9%. Net interest income for the three months ended June 30, 1999 was $3.2 million compared to $2.7 million for the same period in 1998. Loan volume continues to improve. Year to date average loans are up nearly $27 million, or nearly 15% from 1998 to 1999 resulting in an increase in loan interest income of $810 thousand for the first six months and $450 thousand for the second quarter. Average deposits also increased from 1998 to 1999, up $19 million, or 8%. This increased volume within the recent declining rate environment resulted in lower interest expense of $347 thousand for the first six months and $200 thousand for the second quarter.

Non-Interest Income

Non-interest income increased for the six-month period ended June 30 from $1.5 million in 1998 to $1.7 million in 1999. Second quarter's non-interest income increased from $754 thousand in 1998 to $835 thousand in 1999. For the year, an increase of $108 thousand in service charges from 1998 to 1999 is mainly attributable to an improvement in overdraft charges of $44 thousand ($23 thousand for the second
quarter).    The second quarter of 1999 reflects an increase
in service charges of $60 thousand when compared to 1998. Trust income accounts for $76 thousand and gains on loans sold accounts for $67 thousand of the $172 thousand increase in other income for the first six months. Other income increased $62 thousand for the three months ending June 30, 1999 compared to 1998. Trust commissions increased $16 thousand during the second quarter of 1999 compared to 1998. Gains on loans sold increased $21 thousand for the second quarter of 1999 compared to 1998. The increase in trust fees is mainly due to non-recurring estate fees and trust termination fees.

Non-Interest Expense

The explanations for the increase of $412 thousand in non-interest expenses from $4.1 million for the six months ended June 30, 1998 to $4.5 million for the same period in 1999 follows. The second quarter increase was $271 thousand from $2.1 million in 1998 to $2.4 million in 1999. Salaries and benefits increased $169 thousand for the first six months of 1999 compared to 1998, an increase of 7.5%, and increased $97 thousand during the second quarter of 1999 compared to 1998. In 1999, the Company implemented a compensation plan with additional incentive compensation. Incentives for the first six months were $71 thousand greater in 1999 compared to 1998 due to this change. Other compensation and benefits increased 4%.

Occupancy expense increased $34 thousand to $584 thousand for the first six months of 1999 compared to 1998. The increase for the second quarter was $11 thousand. Depreciation was up $15 thousand for the year. Equipment maintenance was $14 thousand higher for the first six months of 1999.

Other expenses for the first six months of 1999 compared to 1998 increased $209 thousand, from $1.3 million to $1.5 million. The second quarter increase compared to 1998 was $163 thousand. During the second quarter of 1999, the processing of electronic products was changed. Costs of these products and their increased usage, and the related conversion have resulted in an increase in expenses of $70 thousand for 1999 compared to 1998. Other taxes are $18 thousand greater in 1999 compared to 1998. The overall growth of the Company has caused this item to increase.
With the selling of mortgage loans, the amortization of mortgage servicing rights increased $19 thousand from 1998 to 1999.

Income Taxes

The tax equivalent rate for the six months ended June 30 was 28% for 1999 and 26% for 1998. The rates for the second quarter for 1999 and 1998 were 27%. These rates being less than the statutory rate is a result of the tax-free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals an increase of cash and cash equivalents for the first six months of 1999 of $961 thousand and a decrease of $2.9 million for the same period in 1998. The three months ending June 30, 1999 shows an increase in cash and cash equivalents of $1.4 million and a decrease of $6.6 million for the same period in 1998. In 1999, proceeds from the sale of loans were nearly $18 million compared to $22 million in 1998. Four million dollars of 1998 sales and five million dollars of 1999 loan securitizations were of a nonrecurring nature. The decline in rates allowed the Company to sell some lower coupon loans. Originations of loans held for sale were $15 million and $18 million for the six months ending June 30, 1999 and 1998, respectively. Second quarter originations were $7 million in 1999 and 9 million in 1998. The loans sold during the second quarter were $11 million in 1999 and $9 million in 1998.

For the first six-month, proceeds from security transactions have exceeded purchases by $1 million in 1999 and $11 million in 1998. For the second quarter, proceeds from security transactions have exceeded purchases by $1 million in 1999 and $6 million in 1998. Of these changes, principal payments on securities have amounted to over $4 million in 1999 and over $7 million for the same period in 1998.

During 1999, $5 million has been borrowed from the Federal Home Loan Bank (FHLB). In 1998, $4 million in advances were received from the FHLB and $6 million repaid on FHLB advances. Short-term borrowings increased $5 million in 1999 and were virtually the same in 1998. The decline in deposits of $6 million in 1999 created the need for this other short-term borrowing.

Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of June 30, 1999, the Company's non-performing assets totaled $1.1 million or 0.5% of loans compared to $1.1 million or 0.6% of loans in 1998. (See table below) Real estate loans composed 55% and 73% of the non-performing loans as of June 30, 1999 and 1998, respectively. Lost interest income on the non-accrual loans for both 1999 and 1998 is immaterial.

                                               June 30
                                            (in thousands)
                                           1999        1998

Non-accrual Loans                           131         270
Accruing Loans which are
  Contractually past due
  90 days or more                           803         695
Restructured Loans                          139         154
Total Nonperforming and Restructured      1,073       1,119
Other Real Estate                           240           -
Total Nonperforming and Restructured
 Loans and Other Real Estate              1,313       1,119
Nonperforming and Restructured Loans
 as a Percentage of Net Loans              0.49%       0.58%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                           0.42%       0.39%


Provision and Reserve for Possible Loan Losses

The 1999 six-month provision for loan losses of $350 thousand is higher than the 1998 number of $325 thousand. Loan growth has required management to increase the provision in order to maintain a reserve ratio that is adequate and indicative of the quality of loans currently in the portfolio. As depicted in the table below, the loan loss reserve to total loans was 1.35% on June 30, 1999 and 1.33% on June 30, 1998. Net charge-offs for the periods mentioned above have been relatively insignificant. Management feels the current loan loss reserve is sufficient to meet future loan problems.

Loan Losses
                                      Six Months Ended June 30
                                           (in thousands)
                                          1999         1998

Balance at Beginning of Period            2,735       2,322
Amounts Charged-off:
  Commercial                                  -           3
  Real Estate Mortgage                       28          11
  Agricultural                               43           -
  Consumer                                  108         122
Total Charged-off Loans                     179         136
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  3           2
  Real Estate Mortgage                        1           1
  Agricultural                                1           1
  Consumer                                   24          27
Total Recoveries                             29          31
Net Charge-offs                             150         105
Provision for Loan Losses                   350         325
Balance at End of Period                  2,935       2,542
Total Loans, Net of Unearned Income
  Average                               213,357     186,029
  At June 30                            217,682     191,835
As a Percentage of Average Loans:
  Net Charge-offs                          0.07%       0.06%
  Provision for Loan Losses                0.16%       0.17%
Allowance as a Percentage of
 Period-end Net Loans                      1.35%       1.33%
Allowance as a Multiple of
 Net Charge-offs                           19.6        24.2

Loan Losses
                                       Quarter Ended June 30
                                          (in thousands)
                                          1999         1998

Balance at Beginning of Period            2,885       2,437
Amounts Charged-off:
  Commercial                                  -           1
  Real Estate Mortgage                       28          11
  Agricultural                               41           -
  Consumer                                   67          69
Total Charged-off Loans                     136          81
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  1           1
  Real Estate Mortgage                        1           1
  Agricultural                                1           1
  Consumer                                    8          21
Total Recoveries                             11          24
Net Charge-offs                             125          57
Provision for Loan Losses                   175         162
Balance at End of Period                  2,935       2,542
Total Loans, Net of Unearned Income
  Average                               212,180     184,822
  At June 30                            217,682     191,835
As a Percentage of Average Loans:
  Net Charge-offs                          0.06%       0.03%
  Provision for Loan Losses                0.08%       0.09%
Allowance as a Percentage of
 Period-end Net Loans                      1.35%       1.33%
Allowance as a Multiple of
 Net Charge-offs                           23.5        44.6

Year 2000

Management has assessed the operational and financial implications of its Year 2000 needs and developed a plan to address its data processing systems and their ability to handle the change. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, such an interruption could be material. The primary effort required to prevent a potential business interruption is the installation of the most current software release from the Company's third party provider and replacement of certain system hardware. The third party software provider has warranted that Year 2000 remediation and testing efforts to become compliant have been successfully completed. Testing of mission critical systems was completed at the end of the first quarter. Non-mission critical systems have been evaluated and the final follow-up is expected to be completed during the third quarter. Current cost estimates for this project are under $150 thousand, with the majority of this expenditure being for equipment and software to be capitalized over 3-5 years. In addition, over $400 thousand was spent on a new mainframe computer system to enhance our overall computer technology. Year 2000 expenses are subject to change and could vary from current estimates if the final requirements for Year 2000 readiness exceed management's expectations.

The Company must also rely to some extent on the Year 2000 readiness of other third party entities such as public utilities and governmental units. These and other like entities provide important ongoing services to the Company.
Management has therefore developed and implemented contingency plans that were put in place in the second quarter, 1999.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP model and an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below within the Board of Directors specified limits. As of June 30, 1999 the projected percentage changes are within the Board limits and the Company's interest rate risk is also with Board limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 1999 is as follows:

(in thousands)

PROJECTED NET INTEREST INCOME

                                                  Level
Rate Change:                 - 300     - 100      Rates     + 100     + 300

Year One  (7/1/99 - 6/30/2000)
   Interest Income           20,901    22,904     23,915    24,926    26,949
   Interest Expense           7,739     9,691     10,668    11,644    13,596

       Net Interest Income   13,162    13,213     13,247    13,282    13,353


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

 Year One  (7/1/99 - 6/30/2000)
   Interest Income           (3,014)  (1,011)        N/A    1,011      3,034
   Interest Expense          (2,928)    (976)        N/A      976      2,928

       Net Interest Income      (86)     (35)        N/A       35        106


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

 Year One  (7/1/99 - 6/30/2000)
   Interest Income            -12.6%     -4.2%       N/A      4.2%      12.7%
   Interest Expense           -27.5%     -9.2%       N/A      9.2%      27.5%

       Net Interest Income     -0.6%     -0.3%       N/A      0.3%       0.8%

   Limitation on % Change    >-10.0%    >-4.0%       N/A    >-4.0%    >-10.0%


These numbers are comparable to 1998. In 1999, year one reflected a decline in net interest income of 0.6% with a 300 basis point decline compared to the 0.8% decline in 1998. The 300 basis point increase in rates reflected a 0.8% increase in net interest income in 1999 compared to 0.9% in 1998. Percentage changes in 1999 are less than 1998 reflecting less vulnerability to drastic shifts in interest rates.

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

The interest rate sensitivity analysis as of June 30, 1999 shown below depicts amounts based on the earliest period in which they can normally be expected to reprice. The chart reveals that assets and liabilities are fairly well matched for the early periods specified below. The 1999's numbers reflect a more negative position due to the amount of 5 year loans originated and deposits being generated, mainly with repricing opportunities of less than 2 years. The decay rates used for Demand deposits, NOW's, Savings and Money Market Savings are 5%, 30%, 20% and 30%, respectively.


(in thousands)
                                      Total     1 Year   2 Years   3 Years   4 Years   5 Years  >5 Years
ASSETS
Cash & Due From Banks                 11,695         -         -         -         -         -    11,695
Fed Funds & Int-
Earning Due from Banks                   150       150         -         -         -         -         -
Variable Rate Investment              16,695    16,695         -         -         -         -         -
Fixed Rate Investment                 53,170    21,508     6,917     4,013     4,118     2,234    14,380
Variable Rate Loans                   67,566    61,516     1,630     1,706     1,284     1,345        85
Fixed Rate Loans                     151,690    38,977    20,455    30,682    31,345    28,269     1,962
Others Assets                         12,691         -         -         -         -         -    12,691

 Total Assets/Repricing Assets       313,657   138,846    29,002    36,401    36,747    31,848    40,813
Repricing Assets - Accumulated                 138,846   167,848   204,249   240,996   272,844   313,657
% of Current Balance                              44.3%      9.2%     11.6%     11.7%     10.2%     13.0%
% of Current Balance - Accumulated                44.3%     53.5%     65.1%     76.8%     87.0%    100.0%

LIABILITIES

Demand Deposit Accounts               38,219     1,911     1,815     1,725     1,638     1,556    29,573
NOW Accounts                          55,748    16,724    11,707     8,195     5,737     4,016     9,369
Savings Accounts                      13,563     2,713     2,170     1,736     1,389     1,111     4,444
Money Market Savings                   9,427     2,828     1,980     1,386       970       679     1,584
 Subtotal Deposit Accounts           116,957    24,176    17,672    13,042     9,734     7,362    44,970
Other Variable Deposits                7,270     7,270         -         -         -         -         -
Fixed Rate Deposits                  128,582   109,453    16,061     1,435       982       528       123
Variable Rate Other Liabilities       15,663    15,663         -         -         -         -         -
Fixed Rate Other Liabilities          12,490       300     1,190       233       246    10,454        67
Other Liabilities                      2,273         -         -         -         -         -     2,273
Total Capital                         30,422         -         -         -         -         -    30,422

 Total Liabilities/Repricing Liab    313,657   156,862    34,923    14,710    10,962    18,344    77,855
 Repricing Liabilities - Accumulated           156,862   191,785   206,495   217,457   235,802   313,657
   % of Current Balance                           50.0%     11.1%      4.7%      3.5%      5.8%     24.8%
   % of Current Balance - Accum                   50.0%     61.1%     65.8%     69.3%     75.2%    100.0%


SUMMARY

Total Repricing Assets                         138,846    29,002    36,401    36,747    31,848    40,813
Total Repricing Liabilities                    156,862    34,923    14,710    10,962    18,344    77,855

   Total Repricing Gap (by Bucket)             (18,016)   (5,921)   21,691    25,785    13,504   (37,042)

Total Repricing Assets - Ac          291,056   138,846   167,848   204,249   240,996   272,844   313,657
Total Repricing Liabilities -
 Cumulative                          280,888   156,862   191,785   206,495   217,457   235,802   313,675

Repricing Gap - Cumulative            10,169   (18,016)  (23,937)   (2,246)   23,539    37,042         -

Gap/Total Assets (by Bucket)                     -5.74%    -1.89%     6.92%     8.22%     4.31%   -11.81%
Cumulative Gap/Total Assets                      -5.74%    -7.63%    -0.72%     7.50%    11.81%     0.00%


Part II - Other Information

Item 1.     Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 2.     Changes in Securities

     None

Item 3.     Defaults upon Senior Securities

     None

Item 4.     Submission of Matters to a Vote of Security
Holders

     The registrant's 1999 Annual Meeting of Shareholders was held May 3, 1999. Proxies were solicited by the registrant's board of directors. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                             Votes For     Votes Withheld
        Henry Hinkle         1,154,445          2,500
        Theodore Kuster      1,149,345          7,600
        Robert G.            1,154,445          2,500
        Thompson

     The following directors have a term of office that will continue following the Annual Meeting: William R. Stamler,
Buckner Woodford, William Arvin, James L. Ferrell, and
Joseph B. McClain.

     A proposal to approve an amendment to Registrant's Articles of Incorporation to increase the number of authorized Common Shares from 3,000,000 to 10,000,000 was approved by a majority of the outstanding shares of the registrant's common stock. A total of 1,116,814 shares were voted in favor of the proposal; 36,101 shares were voted against; and 4,030 shares abstained (including broker non-votes).

     A proposal to approve an amendment to Registrant's Articles of Incorporation to change the number of members of the Board of Directors from a minimum of nine to a minimum of five was approved by a majority of the outstanding shares of the registrant's common stock. A total of 1,112,535 shares were voted in favor of the proposal; 27,747 shares were voted against; and 16,663 shares abstained (including broker non-votes).

     A proposal to approve the 1999 Employee Stock Option Plan was approved by a majority of the outstanding shares of the registrant's common stock. A total of 1,125,040 shares were voted in favor of the proposal; 17,955 shares were voted against; and 13,950 shares abstained (including broker non-votes).

     A proposal to approve the appointment of the firm of Crowe Chizek and Co. LLP as the independent accountants for the Corporation to audit the Corporation's financial statements for its year ending December 31, 1999 was approved by a majority of the outstanding shares of the registrant's common stock. A total of 1,129,170 shares were voted in favor of the proposal; 5,480 shares were voted against; and 22,295 shares abstained (including broker non-votes).

     The total number of Common Shares outstanding as of March 22, 1999, the record date for the Annual Meeting of Shareholders was 1,399,628.


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

                         Bourbon Bancshares, Inc.

Date  ___8/11/99________ __/s/Buckner Woodford ___________
                         Buckner Woodford, President and C.E.O.

Date  ___8/11/99________ __/s/Gregory J. Dawson___________
                         Gregory J. Dawson, Chief Financial Officer