Form 10-Q
period 1999-09-30
BOURBON BANCSHARES INC /KY/
filed 1999-11-12
CIK 1000232

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
                             or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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


Number of shares of Common Stock outstanding as of November
12, 1999:  2,802,471.

BOURBON BANCSHARES, INC.

                      Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

          Consolidated Balance Sheets                                  3

          Consolidated Statement of Income and Comprehensive Income
               Six Months Ending September 30, 1999 & 1998             4

          Consolidated Statement of Income and Comprehensive Income
               Three Months Ending September 30, 1999 & 1998           5

          Consolidated Statements of Cash Flows
               Six Months Ending September 30, 1999 & 1998             6

          Consolidated Statements of Cash Flows
               Three Months Ending September 30, 1999 & 1998           7

          Notes to Consolidated Financial Statements                   8

Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                 17

Part II - Other Information                                           21

Signatures                                                            22

Exhibits

     27   Financial Data Schedule                                     23

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEET  (unaudited)
(thousands)
                                         9/30/99  12/31/98
Assets
  Cash & Due From Banks                         $ 12,682   $ 10,756
  Investment Securities:
    Securities Held to Maturity                   15,407     16,934
    Securities Available for Sale                 50,378     55,420
  Federal Home Loan Bank Stock                     3,288      3,119
  Mortgage Loans Held for Sale                     3,159      5,909
  Loans                                         $227,486   $206,934
  Reserve for Loan Losses                          3,053      2,735
    Net Loans                                   $224,433   $204,199
  Premises and Equipment                           7,195      6,794
  Other Assets                                     6,599      5,574
    Total Assets                                $323,141   $308,705

Liabilities & Stockholders' Equity
  Deposits
    Demand                                      $ 40,490   $ 40,336
    Savings & Interest Checking                   88,694     96,579
    Certificates of Deposit                      134,912    121,825
      Total Deposits                            $264,096   $258,740
  Repurchase Agreements                            6,070      6,713
  Federal Home Loan Bank Advances                 16,667      6,954
  Other Borrowed Funds                             2,327      4,535
  Other Liabilities                                2,789      2,391
    Total Liabilities                           $291,949   $279,333

Stockholders' Equity
  Common Stock                                  $  6,491   $  6,474
  Retained Earnings                               25,007     22,832
  Accumulated Other Comprehensive Income            (306)        66
    Total Stockholders' Equity                  $ 31,192   $ 29,372
    Total Liabilities & Stockholders' Equity    $323,141   $308,705

BOURBON BANCSHARES, INC.

 CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)         Nine Months Ending
                                              9/30/99   9/30/98
INTEREST INCOME:
  Loans, including fees                       $ 14,002  $ 12,637
  Investment Securities                          2,945     3,290
  Other                                            260       361
    Total Interest Income                     $ 17,207  $ 16,288
INTEREST EXPENSE:
  Deposits                                    $  6,806  $  7,352
  Other                                            866       677
    Total Interest Expense                    $  7,672  $  8,029
  Net Interest Income                         $  9,535  $  8,259
  Loan Loss Provision                              525       488
  Net Interest Income After Provision         $  9,010  $  7,771
OTHER INCOME:
  Service Charges                             $  1,772  $  1,646
  Securities Gains (Losses)                          1        35
  Other                                            772       560
    Total Other Income                        $  2,545  $  2,241
OTHER EXPENSES:
  Salaries and Benefits                       $  3,658  $  3,371
  Occupancy Expenses                               875       854
  Other                                          2,347     2,070
    Total Other Expenses                      $  6,880  $  6,295
  Income Before Taxes                         $  4,675  $  3,717
  Income Taxes                                   1,304       978
  Net Income                                  $  3,371  $  2,739

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities          (372)       (4)

Comprehensive Income                          $  2,999  $  2,735

Earnings per share                            $   1.20  $   0.98
Earnings per share - assuming dilution        $   1.18  $   0.96

 CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)         Three Months Ending
                                               9/30/99    9/30/98
INTEREST INCOME:
  Loans, including fees                        $  4,891  $  4,336
  Investment Securities                             960     1,070
  Other                                              71       100
    Total Interest Income                      $  5,922  $  5,506
INTEREST EXPENSE:
  Deposits                                     $  2,283  $  2,482
  Other                                             339       218
    Total Interest Expense                     $  2,622  $  2,700
  Net Interest Income                          $  3,300  $  2,806
  Loan Loss Provision                               175       163
  Net Interest Income After Provision          $  3,125  $  2,643
OTHER INCOME:
  Service Charges                              $    478  $    460
  Securities Gains (Losses)                          15         7
  Other                                             358       318
    Total Other Income                         $    851  $    785
OTHER EXPENSES:
  Salaries and Benefits                        $  1,242  $  1,124
  Occupancy Expenses                                291       304
  Other                                             810       742
    Total Other Expenses                       $  2,343  $  2,170
  Income Before Taxes                          $  1,633  $  1,258
  Income Taxes                                      457       328
  Net Income                                   $  1,176  $    930

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities            (33)       93

Comprehensive Income                           $  1,143  $  1,023

Earnings per share                             $   0.42  $   0.33
Earnings per share - assuming dilution         $   0.42  $   0.33

BOURBON BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                              Nine Months Ending
                                                         9/30/99  9/30/98
Cash Flows From Operating Activities
  Net Income                                             $  3,371 $  2,739
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                450      428
  Amortization                                                380      352
  Investment securities (accretion) amortization, net          27      (22)
  Provision for loan losses                                   525      488
  Deferred Income Taxes                                       (53)     (50)
  Investment securities losses (gains), net                    (1)     (35)
  Originations of loans held for sale                     (19,345) (24,272)
  Proceeds from sale of loans                              22,210   27,984
  Capitalization of Mortgage Servicing Rights                (203)    (252)
  Losses (gains) on sale of fixed assets                        -       25
  Losses (gains) on sale of loans                            (115)     (94)
   Losses (gains), including write-downs, on real
    estate acquired through foreclosure, net                   25        -
  Changes in:
    Interest receivable                                      (286)    (417)
    Income taxes refundable                                   (47)       -
    Other assets                                             (592)     (34)
    Interest payable                                          229      119
    Income taxes payable                                       26      285
    Other liabilities                                         143     (416)
      Net cash provided by operating activities          $  6,744 $  6,828
Cash Flows From Investing Activities
  Purchases of securities available for sale             $(32,653)$(19,266)
  Proceeds from sales of securities available for sale     17,828    5,544
  Proceeds from principal payments,  maturities and
   calls of securities available for sale                  19,084   26,606
  Purchase of securities held to maturity                       -   (2,375)
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                 1,551      833
  Net change in loans                                     (20,816) (18,217)
  Purchases of bank premises and equipment, net              (851)  (1,031)
    Net cash provided by investing activities             (15,857)  (7,906)
Cash Flows From Financing Activities:
  Net change in deposits                                 $  5,356 $  9,793
  Net change in securities sold under agreements to
   repurchase and other borrowings                         (2,851)  (5,174)
  Advances from Federal Home Loan Bank                     10,000    4,000
  Payments on Federal Home Loan Bank advances                (287)  (4,460)
  Purchase of common stock                                   (304)       -
  Proceeds from issuance of common stock                       50      142
  Dividends paid                                             (925)    (841)
    Net cash provided by financing activities              11,039    3,460
Net increase (decrease) in cash and cash equivalents        1,926    2,382
Cash and cash equivalents at beginning of period           10,756   12,275
Cash and cash equivalents at end of period               $ 12,682 $ 14,657

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                             Three Months Ending
                                                          9/30/99  9/30/98
Cash Flows From Operating Activities
  Net Income                                             $  1,176 $    930
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                150      143
  Amortization                                                125      121
  Investment securities (accretion) amortization, net           7      (10)
  Provision for loan losses                                   175      163
  Deferred Income Taxes                                       (21)     (14)
  Investment securities losses (gains), net                   (15)      (7)
  Originations of loans held for sale                      (4,090)  (6,195)
  Proceeds from sale of loans                               4,418    6,023
  Capitalization of Mortgage Servicing Rights                 (35)     (64)
  Losses (gains) on sale of loans                              (8)     (54)
  Changes in:
    Interest receivable                                      (349)    (184)
    Income taxes refundable                                   180       57
    Other assets                                             (382)     (55)
    Interest payable                                          239      (10)
    Income taxes payable                                       26      285
    Other liabilities                                         251      130
      Net cash provided by operating activities          $  1,847 $  1,259
Cash Flows From Investing Activities
  Purchases of securities available for sale             $(10,039)$ (8,088)
  Proceeds from sales of securities available for sale      9,007    2,002
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   4,949    7,662
  Purchase of securities held to maturity                       -   (1,385)
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                 1,286       50
  Net change in loans                                     (13,360)  (7,556)
  Purchases of bank premises and equipment, net              (547)    (345)
    Net cash provided by investing activities              (8,704)  (7,660)
Cash Flows From Financing Activities:
  Net change in deposits                                 $ 11,287 $ 15,171
  Net change in securities sold under agreements to
   repurchase and other borrowings                         (8,016)  (5,159)
  Advances from Federal Home Loan Bank                      5,000        -
  Payments on Federal Home Loan Bank advances                 (73)   1,929
  Purchase of common stock                                    (68)       -
  Proceeds from issuance of common stock                        -       56
  Dividends paid                                             (308)    (281)
    Net cash provided by financing activities            $  7,822 $ 11,716
Net increase (decrease) in cash and cash equivalents     $    965 $  5,315
Cash and cash equivalents at beginning of period           11,717    9,342
Cash and cash equivalents at end of period               $ 12,682 $ 14,657

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine and three month periods ended September 30, 1999 and September 30, 1998 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.
2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The requirements are disclosure related and its implementation will have no impact on the Company's financial condition or results of operations. Prior period financial statements have been restated to meet this reporting format.
3. Recently, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share", under which basic and diluted earnings per share are computed. Prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.
4.   Dividends per share paid for the quarter ended
  September 30, 1999 were $0.11 compared to $0.10 on september 30, 1998. This is the same rate of dividend paid in each of the quarters of the respective years.
5. As of July 15, 1999, the Company issued a two for one stock split. Each shareholder will receive one additional share for each share they held. Relative numbers have been adjusted to reflect this change.
6. On August 13, 1999, the Company acquired the Wilmore office of National City and assumed certain deposits and other branch related liabilities. Assets purchased consist of land, bank premises and equipment, intangible assets and other assets. Kentucky Bank was paid $8.2 million in cash for the deposits and branch related liabilities assumed, less assets purchased.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

Bourbon Bancshares, Inc. recorded net income of $3.4 million, or $1.20 per share and $1.18 per share assuming dilution for the first nine months ended September 30, 1999 compared to $2.7 million, or $0.98 per share and $0.96 per share assuming dilution for September. The first nine months reflects an increase in earnings of 23%. The net income for third quarter of 1999 was $1.2 million, or $0.42 per share and $0.42 per share assuming dilution compared to $930 thousand, or $0.33 per share and $0.33 per share assuming dilution for the same period in 1998. The third quarter's net income resulted in a 26% increase from 1998 to 1999. The per share amounts above have been adjusted to reflect the 2 for 1 stock split effective in July 1999.

Return on average assets was 1.42% for the first nine months ended September compared to 1.27% for the same time period in 1998, an increase of 12%. For the third quarter of 1999, the return on average assets was 1.47% compared to 1.28% in 1998, an increase of 15%. Return on average equity was 14.9% and 13.2% for the nine months ended September 30, 1999 and 1998, respectively, an increase of 13%. The third quarter of 1999 resulted in an increase in return on equity of 16% from 13.2% to 15.3% in 1999.

Net Interest Income

Net interest income was $9.5 million for the nine months ended September 30, 1999 compared to $8.2 million in 1998, resulting in an increase of $1.3 million or 15.4%. Net interest income for the three months ended September 30, 1999 was $3.3 million compared to $2.8 million for the same period in 1998. Loan volume continues to improve. Year to date average loans are up $24 million, or nearly 12% from 1998 to 1999 resulting in an increase in loan interest income of $1.4 million for the first nine months and $555 thousand for the third quarter. Average deposits also increased from 1998 to 1999, up $14 million, or 6%. This increased volume within the declining rate environment resulted in lower interest expense of $546 thousand for the first nine months and $199 thousand for the third quarter.

Non-Interest Income

Non-interest income increased for the nine-month period ended September 30 from $2.2 million in 1998 to $2.5 million in 1999. Third quarter's non-interest income increased from $785 thousand in 1998 to $851 thousand in 1999. For the year, an increase of $126 thousand in service charges from 1998 to 1999 is mainly attributable to an improvement in overdraft charges of $104 thousand ($60 thousand for the
third quarter).    The third quarter of 1999 reflects an
increase in service charges of $18 thousand when compared to 1998. Trust income accounts for $77 thousand, debit card interchange income accounts for $46 thousand, and gains on loans sold accounts for $21 thousand of the $212 thousand increase in other income for the first nine months. Other income increased $40 thousand for the three months ending September 30, 1999 compared to 1998. Trust commissions increased $9 thousand during the third quarter of 1999 compared to 1998. The increase in trust fees is mainly due to non-recurring estate fees and trust termination fees.

Non-Interest Expense

The explanations for the increase of $585 thousand in non-interest expenses from $6.3 million for the nine months ended September 30, 1998 to $6.9 million for the same period in 1999 follows. The third quarter increase was $173 thousand from $2.2 million in 1998 to $2.3 million in 1999. Salaries and benefits increased $287 thousand for the first nine months of 1999 compared to 1998, an increase of 8.5%, and increased $118 thousand during the third quarter of 1999 compared to 1998. In 1999, the Company implemented a compensation plan with additional incentive compensation. Incentives for the first nine months were $115 thousand greater in 1999 compared to 1998 due to this change. Other compensation and benefits increased 5%.

Occupancy expense increased $21 thousand to $875 thousand for the first nine months of 1999 compared to 1998. The decrease for the third quarter was $13 thousand.
Depreciation is up $22 thousand for the year. Equipment maintenance was $10 thousand higher for the first nine months of 1999.

Other expenses for the first nine months of 1999 compared to 1998 increased $277 thousand, from $2.1 million to $2.3 million. The third quarter increase compared to 1998 was $68 thousand. During the third quarter of 1999, the processing of electronic products was changed. Costs of these products and their increased usage, and the related conversion have resulted in an increase in expenses of $100 thousand for 1999 compared to 1998. Other taxes are $25 thousand greater in 1999 compared to 1998. The overall growth of the Company has caused this item to increase.
With the selling of mortgage loans, the amortization of mortgage servicing rights increased $29 thousand from 1998 to 1999.

Income Taxes

The tax equivalent rate for the nine months ended September
30 was 28% for 1999 and 26% for 1998. The rate for the third quarter of 1999 was 28% and for 1998 was 26%. These rates being less than the statutory rate is a result of the tax-free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals an increase of cash and cash equivalents for the first nine months of 1999 of $1.9 million and of $2.4 million for the same period in 1998.
The three months ending September 30, 1999 shows an increase in cash and cash equivalents of $965 thousand and of $5.3 million for the same period in 1998. In 1999, proceeds from the sale of loans were nearly $22 million compared to $28 million in 1998. Four million dollars of 1998 sales and five million dollars of 1999 loan securitizations were of a nonrecurring nature. The decline in rates allowed the Company to sell some lower coupon loans. Originations of loans held for sale were $19 million and $24 million for the nine months ending September 30, 1999 and 1998, respectively. Third quarter originations were $4 million in 1999 and 6 million in 1998. The loans sold during the third quarter were $4 million in 1999 and $6 million in 1998.

For the first nine-months, proceeds from security transactions have exceeded purchases by $6 million in 1999 and $11 million in 1998. For the third quarter, proceeds from security transactions have exceeded purchases by $5 million in 1999 and $241 thousand in 1998. Of these changes, principal payments on securities have amounted to over $6 million in 1999 and over $10 million for the same period in 1998.

During 1999, $10 million has been borrowed from the Federal Home Loan Bank (FHLB), $5 million in the third quarter. In 1998, $4 million in advances were received from the FHLB and $4 million repaid on FHLB advances. Short-term borrowings decreased $3 million in 1999 and $5 million in 1998. Deposits increased $5 million in 1999 compared to $10 million in 1998.

Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of September 30, 1999, the Company's non-performing assets totaled $1.1 million or 0.4 of loans compared to $931 thousand or 0.5% of loans in 1998. (See table below) Real estate loans composed 69% and 65% of the non-performing loans as of September 30, 1999 and 1998, respectively. Lost interest income on the non-accrual loans for both 1999 and 1998 is immaterial.

                                           September 30
                                          (in thousands)
                                          1999        1998
Non-accrual Loans                       $   155     $   227
Accruing Loans which are
  Contractually past due
  90 days or more                           505         555
Restructured Loans                          135         149
Total Nonperforming and Restructured    $   795     $   931
Other Real Estate                           312           -
Total Nonperforming and Restructured
 Loans and Other Real Estate            $ 1,107     $   931
Nonperforming and Restructured Loans
 as a Percentage of Net Loans              0.35%       0.47%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                           0.34%       0.31%


Provision and Reserve for Possible Loan Losses

The 1999 nine-month provision for loan losses of $525 thousand is higher than the 1998 number of $488 thousand. Loan growth has required management to increase the provision in order to maintain a reserve ratio that is adequate and indicative of the quality of loans currently in the portfolio. As depicted in the table below, the loan loss reserve to total loans was 1.34% on September 30, 1999 and 1.32% on September 30, 1998. Net charge-offs for the periods mentioned above have been relatively insignificant. Management feels the current loan loss reserve is sufficient to meet future loan problems.

Loan Losses
                                         Nine Months Ended
                                           September 30
                                          (in thousands)
                                         1999        1998
Balance at Beginning of Period         $  2,735    $  2,322
Amounts Charged-off:
  Commercial                           $      -    $      3
  Real Estate Mortgage                       38          11
  Agricultural                               54          15
  Consumer                                  152         205
Total Charged-off Loans                $    244    $    234
Recoveries on Amounts
 Previously Charged-off:
  Commercial                           $      3    $      3
  Real Estate Mortgage                        1           8
  Agricultural                                2           1
  Consumer                                   31          48
Total Recoveries                       $     37    $     60
Net Charge-offs                        $    207         174
Provision for Loan Losses                   525         488
Balance at End of Period               $  3,053    $  2,636
Total Loans, Net of Unearned Income
  Average                              $211,801    $188,707
  At September 30                       227,486     199,529
As a Percentage of Average Loans:
  Net Charge-offs                          0.10%       0.09%
  Provision for Loan Losses                0.25%       0.26%
Allowance as a Percentage of
 Period-end Net Loans                      1.34%       1.32%
Allowance as a Multiple of
 Net Charge-offs                           14.7        15.1

Loan Losses

                                      Quarter
                                       Ended
                                   September 30
                                        (in
                                    thousands)
                                       1999         1998
Balance at Beginning of Period         $  2,935    $  2,542
Amounts Charged-off:
  Commercial                           $      -    $      -
  Real Estate Mortgage                       10           -
  Agricultural                               11          15
  Consumer                                   44          83
Total Charged-off Loans                $     65    $     98
Recoveries on Amounts
 Previously Charged-off:
  Commercial                           $      -    $      1
  Real Estate Mortgage                        -           7
  Agricultural                                1           -
  Consumer                                    7          21
Total Recoveries                       $      8    $     29
Net Charge-offs                        $     57    $     69
Provision for Loan Losses                   175         163
Balance at End of Period               $  3,053    $  2,636
Total Loans, Net of Unearned Income
  Average                              $212,579    $187,368
  At September 30                       227,486     199,529
As a Percentage of Average Loans:
  Net Charge-offs                          0.03%       0.04%
  Provision for Loan Losses                0.08%       0.09%
Allowance as a Percentage of
 Period-end Net Loans                      1.34%       1.32%
Allowance as a Multiple of
 Net Charge-offs                           53.6        38.2

Year 2000

Management has assessed the operational and financial implications of its Year 2000 needs and developed a plan to address its data processing systems and their ability to handle the change. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, such an interruption could be material. The primary effort required to prevent a potential business interruption is the installation of the most current software release from the Company's third party provider and replacement of certain system hardware. The third party software provider has warranted that Year 2000 remediation and testing efforts to become compliant have been successfully completed. Testing of mission critical systems was completed at the end of the first quarter. Non-mission critical systems have been evaluated and the final follow-up was completed during the third quarter. Current cost estimates for this project are under $150 thousand, with the majority of this expenditure being for equipment and software to be capitalized over 3-5 years. In addition, over $400 thousand was spent on a new mainframe computer system to enhance our overall computer technology. Year 2000 expenses are subject to change and could vary from current estimates if the final requirements for Year 2000 readiness exceed management's expectations.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP model and an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below within the Board of Directors specified limits. As of September 30, 1999 the projected percentage changes are within the Board limits and the Company's interest rate risk is also with Board limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 1999 is as follows:

(in thousands)

PROJECTED NET INTEREST INCOME

                                                    Level
Rate Change:                      - 300    - 100    Rates    + 100    + 300

Year One  (10/1/99 - 9/30/2000)
   Interest Income               $22,017  $24,077  $25,143  $26,149  $28,222
   Interest Expense                8,078   10,120   11,141   12,162   14,204

       Net Interest Income       $13,939  $13,957  $14,002  $13,987  $14,018


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/1/99 - 9/30/2000)
   Interest Income                (3,126)  (1,066)   N/A      1,006    3,078
   Interest Expense               (3,063)  (1,021)   N/A      1,021    3,063

       Net Interest Income           (63)     (45)   N/A        (15)      15


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/1/99 - 9/30/2000)
   Interest Income                 -12.4%    -4.2%   N/A        4.0%    12.2%
   Interest Expense                -27.5%    -9.2%   N/A        9.2%    27.5%

       Net Interest Income          -0.4%    -0.3%   N/A       -0.1%     0.1%

   Limitation on % Change         >-10.0%   >-4.0%   N/A      >-4.0%  >-10.0%


These numbers are comparable to 1998. In 1999, year one reflected a decline in net interest income of 0.4% with a 300 basis point decline compared to the 1.8% decline in 1998. The 300 basis point increase in rates reflected a 0.1% increase in net interest income in 1999 compared to 1.9% in 1998. Percentage changes in 1999 are less than 1998 reflecting less vulnerability to drastic shifts in interest rates.

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

The interest rate sensitivity analysis as of September 30 shown below depicts amounts based on the earliest period in which they can normally be expected to reprice. The chart reveals that assets and liabilities are fairly well matched for the early periods specified below. The 1999's numbers reflect a more negative position due to the amount of 5 year loans originated and deposits being generated, mainly with repricing opportunities of less than 2 years. The decay rates used for Demand deposits, NOW's, Savings and Money Market Savings are 5%, 30%, 20% and 30%, respectively.


(in thousands)
                        Total   1      2      3     4      5      >5
                              Year   Years Years Years  Years   Years
ASSETS
Cash & Due From Banks                 $ 12,500  $      -  $      -  $      -  $      -  $      -  $ 12,500
Fed Funds & Int-Earning Due from Banks     182       182         -         -         -         -         -
Variable Rate Investment                16,593    16,593         -         -         -         -         -
Fixed Rate Investment                   49,192    13,979    10,589     4,691     4,721     3,207    12,005
Variable Rate Loans                     68,935    62,164     1,732     1,693     1,156     2,128        62
Fixed Rate Loans                       158,551    40,932    21,755    33,648    35,425    24,650     2,141
Others Assets                           17,188         -         -         -         -         -    17,188

 Total Assets / Repricing Assets      $323,141  $133,850  $ 34,076  $ 40,032  $ 41,302  $ 29,985  $ 43,896
 Repricing Assets - Accumulated                  133,850   167,926   207,958   249,260   279,245   323,141
   % of Current Balance                             41.4%     10.5%     12.4%     12.8%      9.3%     13.6%
   % of Current Balance - Accumulated               41.4%     52.0%     64.4%     77.1%     86.4%    100.0%
           Accumulated

LIABILITIES

Demand Deposit Accounts               $ 40,490  $  2,025  $  1,923  $  1,827  $  1,736  $  1,649  $ 31,330
NOW Accounts                            53,060    15,918    11,143     7,800     5,460     3,822     8,917
Savings Accounts                        14,375     2,873     2,301     1,840     1,472     1,178     4,711
Money Market Savings                     9,263     2,779     1,945     1,362       953       667     1,557
   Subtotal Deposit Accounts           117,188    23,595    17,312    12,829     9,621     7,316    46,515
Other Variable Deposits                  7,133     7,133         -         -         -         -         -
Fixed Rate Deposits                    139,775   116,756    20,117     1,234       998       531       139
Variable Rate Other Liabilities          7,648     7,073         -         -         -         -       575
Fixed Rate Other Liabilities            17,416       304     1,170       236     4,229    11,416        61
Other Liabilities                        2,789         -         -         -         -         -     2,789
Total Captial                           31,192         -         -         -         -         -    31,192

 Total Liabilities / Repricing Liab   $323,141  $154,861  $ 38,599  $ 14,299  $ 14,848  $ 19,263  $ 81,271
 Repricing Liabilities - Accumulated             154,861   193,460   207,759   222,607   241,870   323,141
   % of Current Balance                             47.9%     11.9%      4.4%      4.6%      6.0%     25.2%
   % of Current Balance - Accum                     47.9%     59.9%     64.3%     68.9%     74.8%    100.0%


SUMMARY

Total Repricing Assets                          $133,850  $ 34,076  $ 40,032  $ 41,302  $ 29,985  $ 43,896
Total Repricing Liabilities                      154,861    38,599    14,299    14,848    19,263    81,271

   Total Repricing Gap (By Bucket)               (21,011)   (4,523)   25,733    26,454    10,722   (37,375)

Total Repricing Assets - Cumulat       298,356   133,850   167,926   207,958   249,260   279,245   323,141
Total Repricing Liabilities - Cum      290,058   154,861   193,460   207,759   222,607   241,870   323,141

Repricing Gap - Cumulative               8,298   (21,011)  (25,534)      199    26,653    37,375         -

Gap/Total Assets (by Bucket)                       -6.50%    -1.40%     7.96%     8.19%     3.32%   -11.57%
Cumulative Gap/Total Assets                        -6.50%    -7.90%     0.06%     8.25%    11.57%     0.00%


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

                         Bourbon Bancshares, Inc.

Date  ___11/12/99_______ __/s/Buckner Woodford____________
                         Buckner Woodford, President and C.E.O.

Date  ___11/12/99 ______ __/s/Gregory J. Dawson___________
                         Gregory J. Dawson, Chief Financial Officer