Form 10-K
period 1999-12-31
BOURBON BANCSHARES INC /KY/
filed 2000-03-30
CIK 1000232

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C.  20549
                  FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
                     or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Aggregate market value of voting stock held by non-affiliates as of March 15, 2000 was approximately $55.1 million. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 15, 2000: 2,817,731.

PART I

Item 1.  Business

General

Bourbon Bancshares, Inc. ("Company" or "Bourbon") is a
Kentucky corporation organized in 1981 and a bank and savings and loan holding company registered under the Bank
Holding Company Act of 1956, as amended ("BHCA") and the Home Owners Loan Act of 1933, as amended ("HOLA").

On August 13, 1999, Kentucky Bank acquired the Wilmore, Kentucky branch of National City Bank. Included in the purchase were $9.0 million in net deposits and $353 thousand in fixed assets. The net deposits assumed exceeded the cash received by $287 thousand.

The Company conducts business through one banking subsidiary, Kentucky Bank. Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky. Kentucky Bank has its main office in Paris (Bourbon County), Kentucky, additional offices in Paris, North Middletown (Bourbon County), Winchester (Clark County), Georgetown (Scott County), Versailles (Woodford County), Nicholasville (Jessamine County), Wilmore (Jessamine County), Kentucky and a loan production office in Cynthiana (Harrison County), Kentucky. The deposits of Kentucky Bank are insured up to prescribed limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), both of the Federal Deposit Insurance Corporation ("FDIC"). Kentucky Bank is engaged in general full-service commercial and consumer banking. Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses. Kentucky Bank makes residential mortgage, installment and other loans to its individual and other non-commercial customers. Kentucky Bank also offers its customers the opportunity to obtain a credit card. Kentucky Bank offers its customers a variety of other services, including checking, savings, club and money market accounts, certificates of deposits, safe deposit facilities and other consumer-oriented financial services. Recently, Kentucky Bank has made Internet banking
available to its customers at www.kybank.com.   Through its
trust department, Kentucky Bank provides primarily personal trust and agency services (including management agency services) and, to a lesser extent, corporate trust services (including the management of corporate pension and profits sharing plans).

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

Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value.
Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

The recently adopted Gramm-Leach-Bliley Act of 1999 eliminates restrictions imposed by the Glass-Steagall Financial Services Law, adopted in the 1930s, which prevented banking, insurance and securities firms from fully entering each other's businesses. While it is still uncertain what the impact of this legislation will be, it is likely to result in further consolidation in the financial services industry. In addition, removal of these barriers will likely increase the number of entities providing banking services, thereby increasing competition.

Employees

At December 31, 1999, the number of full time equivalent employees of the Company was 149.

Item 2.  Properties

The main banking office of Kentucky Bank, which also serves as the principal office of Kentucky Bank, is located at Fourth and Main Streets, Paris, Kentucky 40361. In addition, Kentucky Bank serves customer needs at 10 other locations. All locations, except for the Cynthiana office (which is a loan production office), offer a full range of banking services. Kentucky Bank owns all of the properties at which it conducts its business, except the location in Scott County at Paris Pike, which is leased. The Company owns approximately 63,000 square feet of office space and leases approximately 2,000 square feet of office space, with aggregate annual lease payments of approximately $15 thousand in 1999.

Note 5 to the Company's consolidated financial statements included in this report contains additional information relating to amounts invested in premises and equipment.


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

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

The Company's Common Stock is not listed on any national securities exchange nor is it quoted on the NASDAQ system. However, it is listed on the OTC Bulletin Board under the symbol "BBON". Trading in the Common Stock has been infrequent, with two regional retail brokerage firms making the market. On June 8, 1999, the stockholders approved a two-for-one stock split effective July 15, 1999. All shares and per share amounts have been retroactively restated to reflect the split. The following table sets forth the high and low sales prices of the Common Stock and the dividends declared thereon, for the periods indicated below:

                     High           Low         Dividend

     1999 Quarter 4 $26.00         $24.00         $.11
          Quarter 3  24.00          22.00          .11
          Quarter 2  22.50          20.50          .11
          Quarter 1  21.00          20.00          .11

     1998 Quarter 4  20.12          20.50          .10
          Quarter 3  21.00          20.00          .10
          Quarter 2  20.00          18.25          .10
          Quarter 1  18.25          15.50          .10

As of December 31, 1999 the Company had 2,802,471
shares of Common Stock outstanding and approximately 442 holders of record of its Common Stock.

During 1999, 7,695 shares of unregistered stock were issued to employees and directors. This stock was issued through the exercise of stock options or employee gifts. In accordance with Rule 701 promulgated under the Securities Act of 1933, all shares of Common Stock were issued upon the exercise of stock options issued prior to the Company becoming subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The following shares were issued during 1999:

                                         Aggregate
          Date Issued         Shares   Consideration

     March 10, 1999            1,220          $ 9,460
     March 18, 1999              200            1,725
     May 12, 1999                580            4,600
     June 8, 1999              5,200           34,350
     July 31, 1999               400            4,050
     October 31, 1999             95             gift

          Total                7,695

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. On June 8, 1999, the stockholders approved a two-for-one stock split effective July 15, 1999. All shares and per share amounts have been retroactively restated to reflect the split.

                                    At or For the Year Ended December 31
(dollars in thousands, except per share amounts)
                                1999      1998      1997      1996      1995
CONDENSED STATEMENT OF INCOME:
Total Interest Income        $ 23,453  $ 21,983  $ 20,962  $ 19,425  $ 19,658
Total Interest Expense         10,547    10,666    10,415     9,839    10,426
Net Interest Income            12,906    11,317    10,547     9,586     9,232
Provision for Losses              700       700       493       402       396
Net Interest Income After
 Provision for Losses          12,206    10,617    10,054     9,184     8,836
Noninterest Income              3,386     3,073     2,390     2,284     2,053
Noninterest Expense             9,422     8,514     7,888     7,715     7,684
Income Before Income
 Tax Expense                    6,170     5,176     4,556     3,753     3,205
Income Tax Expense              1,720     1,372     1,148       866       717
Net Income                      4,450     3,804     3,408     2,887     2,488

SHARE DATA:
Basic Earnings per Share (EPS)   1.59      1.36      1.22      1.02      0.87
Diluted EPS                      1.55      1.33      1.20      1.00      0.86
Cash Dividends Declared          0.44      0.40      0.36      0.32      0.30
Book Value                      11.32     10.46      9.58      8.72      8.08
Average Common Shares-Basic     2,803     2,801     2,792     2,849     2,860
Average Common Shares-Diluted   2,868     2,862     2,844     2,887     2,916

SELECTED BALANCE SHEET DATA:
Loans, net including held
 for sale                     238,998   210,108   182,839   157,564   153,201
Investment Securities          70,623    72,353    81,703    92,540    92,639
Total Assets                  347,479   308,705   290,655   272,453   269,431
Deposits                      274,566   258,740   241,325   231,071   213,348
Securities sold under
 agreements to repurchase
 and other borrowings          11,858    11,248     9,458     4,160    11,791
Federal Home Loan Bank
 advances                      26,592     6,954    10,236    10,534    19,071
Stockholders' Equity           31,720    29,372    26,716    24,633    23,167

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets                 1.39%     1.31%     1.23%     1.10%     0.94%
Return on Stockholders' Equity  14.57%    13.57%    13.43%    12.06%    11.36%
Net Interest Margin (1)          4.46%     4.27%     4.18%     4.02%     3.80%
Equity to Assets (at period end) 9.13%     9.51%     9.19%     9.04%     8.60%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio           27.73%    29.49%    29.49%    31.57%    32.93%
Number of Employees (at
 period end)                      149       144       145       137       125

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans         1.28%     1.28%     1.25%     1.32%     1.20%
Net Charge-offs as a
 Percentage of
 Average Loans                   0.15%     0.15%     0.16%     0.10%     0.12%

 (1) Tax equivalent

Item 7.  Management's Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying notes included as Exhibit 13. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1999 data. On June 8, 1999, the stockholders approved a two-for-one stock split effective July 15, 1999. All shares and per share amounts have been retroactively restated to reflect the split.

Summary

Net income for the year ended December 31, 1999 was $4.5 million, or $1.59 per common share compared to $3.8 million, or $1.36 for 1998 and $3.4 million, or $1.22 for 1997.
Earnings per share assuming dilution were $1.55, $1.33 and $1.20 for 1999, 1998 and 1997, respectively. During 1999, net income increased $646 thousand, up 17%. Net interest income increased 14% and the loan loss provision remained relatively constant, while other income and other expenses increased 10%. For 1998, net income increased over $395 thousand, nearly 12%. Increases in net interest income of over 7% and other income of 28% were offset by increases in other expenses of over 7% and the provision for loan losses of 42%. The increase in the loan loss provision was mainly attributable to the 15% growth in loans.

Return on average equity was 14.6% in 1999 compared to 13.6% in 1998 and 13.4% in 1997. Return on average assets was 1.39% in 1999 compared to 1.31% in 1998 and 1.23% in 1997.

Non-performing loans as of a percentage of loans (including held for sale) were 0.31%, 0.50% and 0.26% as of December
31, 1999, 1998 and 1997, respectively. With emphasis on loan growth and through management's concerted effort on loan quality, these ratios have remained well below peer groups over the last three years.

During 1996, the federal thrift charters of Kentucky Savings
Bank, FSB and Jessamine were terminated and both entities became branches of Kentucky Bank. Financial statements have been adjusted to reflect this change.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the largest source of revenue, on a tax equivalent basis increased from $10.9 million in 1997 to $11.7 million in 1998 to $13.2 million in 1999. The taxable equivalent adjustment (which is net of the effect of the non-deductible portion of interest expense) is based on a Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 1998 to 1999. The increase in earning assets of $24 million offset with a decline of 18 basis points in the tax equivalent yield have resulted in tax equivalent interest income increasing $1.5 million. Average loans increased $28 million along with a 25 basis point drop in the yield, resulting in the loan income increasing $2 million. Average interest bearing liabilities increased $20 million coupled with a 42 basis point decline in the yield caused the interest on liabilities to decline $119 thousand. The $488 thousand decline in deposit interest is a result of average deposits increasing $12 million and the corresponding yield dropping 47 basis points.

For 1998, average earning assets and interest bearing liabilities increased. The $12 million increase in average earning assets, and maintenance of the same tax equivalent yield resulted in tax equivalent interest income increasing over $1 million. Average loans increasing over $22 million with a 14 basis point decline in yield along with an over $10 million decline in investment securities and an 8 basis point decline caused the yield on earning assets to remain constant. The increase of $10 million in deposits along with an 8 basis point decline in yield accounted for the change in liabilities.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these increases in 1999 and 1998. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.


                                   1999 vs. 1998                       1998 vs. 1997
                          Increase (Decrease) Due to Change in  Increase (Decrease) Due to Change in
                            Volume      Rate      Net Change    Volume      Rate      Net Change

INTEREST INCOME
Loans                       $ 2,419     $ (462)     $ 1,957     $ 1,961     $ (233)     $ 1,728
Investment Securities          (135)      (263)        (398)       (647)      (118)        (765)
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell           (69)       (18)         (87)         75          1           76
Deposits with Banks              (1)        (1)          (2)        (18)         1          (17)
  Total Interest Income       2,214       (744)       1,470       1,371       (349)       1,022
INTEREST EXPENSE
Deposits
Demand                          793       (833)         (40)        305        (18)         287
Savings                          23        (69)         (46)         (3)       (13)         (16)
Negotiable Certificates of
 Deposit and Other
 Time Deposits                  255       (657)        (402)         75        (38)          37
Securities sold under
 agreements to
 repurchase and
 other borrowings               142        (24)         118           6          0            6
Federal Home Loan
 Bank advances                  262        (11)         251         (71)         8          (63)
  Total Interest Expense      1,475     (1,594)        (119)        312        (61)         251
    Net Interest Income         739        850        1,589       1,059       (288)         771


Average Consolidated Balance Sheets and Net Interest Analysis (dollars in thousands)
                                                            1999                         1998                         1997
                                               Average             Average  Average             Average  Average             Average
                                               Balance    Interest  Rate    Balance    Interest  Rate    Balance    Interest  Rate
ASSETS
Interest-Earning Assets
Securities Held to Maturity
 State and Municipal obligations               $ 16,360   $   945   5.78%   $ 16,371   $   971   5.93%   $ 16,027   $   976   6.09%
Securities Available for Sale (1)
 U.S. Treasury and Federal Agency Securities     47,887     2,725   5.69%     50,902     3,108   6.11%     63,057     3,919   6.22%
 State and Municipal obligations                  3,642       182   5.00%      3,917       197   5.03%      3,943       198   5.02%
 Other Securities                                 4,943       278   5.62%      3,931       252   6.41%      2,803       200   7.14%
  Total Securities Available for Sale            56,472     3,185   5.64%     58,750     3,557   6.05%     69,803     4,317   6.18%
 Total Investment Securities                     72,832     4,130   5.67%     75,121     4,528   6.03%     85,830     5,293   6.17%
Tax Equivalent Adjustment                                     340   0.47%                  345   0.46%                  345   0.40%
Tax Equivalent Total                                        4,470   6.14%                4,873   6.49%                5,638   6.57%
Federal Funds Sold and Agreements to Repurchase   2,999       149   4.97%      4,372       236   5.40%      2,979       160   5.37%
Interest-Bearing Deposits with Banks                124         6   4.84%        152         8   5.26%        500        25   5.00%
Loans, Net of Deferred Loan Fees (2)
 Commercial                                      26,530     2,306   8.69%     23,150     2,093   9.04%     20,035     1,828   9.12%
 Real Estate Mortgage                           175,429    14,946   8.52%    154,764    13,525   8.74%    137,079    12,194   8.90%
 Installment                                     19,350     1,916   9.90%     15,268     1,593  10.43%     14,014     1,461  10.43%
  Total Loans                                   221,309    19,168   8.66%    193,182    17,211   8.91%    171,128    15,483   9.05%
Total Interest-Earning Assets                   297,264    23,793   8.00%    272,827    22,328   8.18%    260,437    21,306   8.18%
Allowance for Loan Losses                        (2,969)                      (2,550)                      (2,261)
Cash and Due From Banks                          12,899                        9,225                        7,510
Premises and Equipment                            6,952                        6,187                        5,475
Other Assets                                      6,091                        5,793                        5,565
 Total Assets                                   320,237                      291,482                      276,726

LIABILITIES
Interest-Bearing Deposits
 Negotiable Order of Withdrawal ("NOW")
  and Money Market Investment Accounts           70,263     2,159   3.07%     63,413     2,199   3.47%     54,626     1,912   3.50%
 Savings                                         13,533       269   1.99%     12,679       315   2.48%     12,786       331   2.59%
 Certificates of Deposit and Other Deposits     139,381     6,872   4.93%    134,893     7,274   5.39%    133,509     7,237   5.42%
  Total Interest-Bearing Deposits               223,177     9,300   4.17%    210,985     9,788   4.64%    200,921     9,480   4.72%
Securities sold under agreements
 to repurchase and other borrowings               8,332       389   4.67%      5,222       271   5.19%      5,100       265   5.20%
Federal Home Loan Bank advances                  14,499       858   5.92%     10,067       607   6.03%     11,247       670   5.96%
Total Interest-Bearing Liabilities              246,008    10,547   4.29%    226,274    10,666   4.71%    217,268    10,415   4.79%
Noninterest-Bearing Earning Demand Deposits      40,715                       34,487                       31,566
Other Liabilities                                 2,963                        2,693                        2,513
Total Liabilities                               289,686                      263,454                      251,347
STOCKHOLDERS' EQUITY                             30,551                       28,028                       25,379
Total Liabilities and Shareholders' Equity      320,237                      291,482                      276,726
Average Equity to Average Total Assets             9.54%                        9.62%                        9.17%
Net Interest Income                                        12,906                       11,317                       10,546
Net Interest Income (tax equivalent) (3)                   13,246                       11,662                       10,891
Net Interest Spread (tax equivalent) (3)                            3.72%                        3.47%                        3.39%
Net Interest Margin (tax equivalnet) (3)                            4.46%                        4.27%                        4.18%

[FN]
(1)  Averages computed at amortized cost.
(2)  Includes loans on a nonaccrual status.
(3) Tax equivalent difference represents the tax equivalent adjustment detailed above.

Noninterest Income and Expenses

Noninterest income was $3.4 million in 1999 compared to $3.1 million in 1998 and $2.4 million in 1997. In 1999 securities gains were $1 thousand compared to $41 thousand gains in 1998 and $14 thousand gains in 1997. Typically, U.
S. Treasury securities are sold before maturity when additional interest yields can be realized. Other types of investment securities are generally not sold. In addition, gains on loans sold were $351 thousand, $440 thousand and $72 thousand in 1999, 1998 and 1997, respectively. During 1999, the volume of mortgage loans held for sale declined. This decline along with rising rates account for the drop in loan gains during the year. In 1998, management increased its focus on mortgage banking and this focus along with the increased volume of loans sold in a declining rate environment resulted in the increased gain on loans sold. Loans held for sale are generally sold after closing to Federal Home Loan Mortgage Corporation. The sales of loans were $25 million, $35 million and $18 million in 1999, 1998 and 1997, respectively. Other noninterest income excluding security and loans net gains was $3.0 million in 1999, $2.6 million in 1998 and $2.3 million in 1997. Service charges and trust department income have both been big contributors to this increase in income over this three-year period.

Noninterest expense increased $908 thousand in 1999 to $9.4 million and $626 thousand from $7.9 million in 1997 to $8.5 million in 1998. The increases in salaries and benefits from $4.3 million in 1997 to $4.5 million in 1998 and $5.1 million in 1999 are mainly attributable to normal salary and benefit increases and a change in bonus compensation, with an increased focus on incentive compensation. Due to this change, bonuses were $234 thousand higher in 1999 compared to 1998. Occupancy expense increased $197 thousand, or 17% in 1999 to $1.4 million and 16% in 1998, from $1.0 million in 1997 to $1.2 million in 1998. In August 1998 the Company added a new branch in Georgetown and in March 1997, the Company opened its new branch in Versailles resulting in higher operating cost attributable to these facilities. The Company has also placed more emphasis on maintaining its existing facilities since 1997, which are reflected in increases in occupancy expenses. Other noninterest expense increased from $2.6 million in 1997 to $2.8 million in 1998 and in 1999 other noninterest expenses increased to $3.0 million.

The following table is a summary of noninterest income and expense for the three-year period indicated.

                                   Year Ended December 31 (in thousands)
                                        1999       1998       1997
NON-INTEREST INCOME
Service Charges                        $2,075     $1,811     $1,674
Loan Service Fee Income                   291        283        258
Trust Department Income                   398        300        237
Investment Securities Gains                 1         41         14
(Losses),net
Gains on Sale of Mortgage Loans           351        440         72
Other                                     270        198        135
 Total Non-interest Income              3,386      3,073      2,390

NON-INTEREST EXPENSE
Salaries and Employee Benefits          5,054      4,527      4,274
Occupancy Expenses                      1,361      1,164      1,002
Other                                   3,007      2,823      2,612
 Total Non-interest Expense             9,422      8,514      7,888

Net Non-interest Expense as a
 Percentage of Average Assets            1.88%      1.87%      1.99%

Income Taxes

The Company had income tax expense of $1.7 million in 1999 compared to $1.4 million in 1998 and $1.1 million in 1997. This represents an effective income tax rate of 27.9% in 1999, 26.5% in 1998 and 25.2% in 1997. The difference between the effective tax rate and the statutory federal rate of 34% is due to tax exempt income on certain loans and investment securities. The higher effective rate for 1999 and 1998 is a result of tax-free income remaining virtually unchanged for these two years while income before taxes increased $995 thousand in 1999 and $619 thousand in 1998.

Balance Sheet Review

Assets at year-end 1999 totaled $347 million compared to $309 million in 1998 and $291 million in 1997. Loan growth of $32 million in 1999 was funded by deposit growth of $16 million and an increase in borrowings of $20 million. At the end of 1999, Cash and Due From Banks were $9 million higher as a precaution to possible Y2K anxieties. Changes in 1998 are a result of loans increasing $27.7 million and investment securities decreasing $9.3 million. Assets were funded by an increase in deposits of $17.4 million. Federal Home Loan Bank Advances declined by $3.3 million.

Loans

Total loans (including loans held for sale) were $242 million at December 31, 1999 compared to $213 million at the end of 1998 and $185 million in 1997. As of the end of 1999 and compared to the prior year-end, commercial loans increased $2.5 million, real estate construction loans increased $5.9 million, real estate mortgage loans (including loans held for sale) increased $13.6 million, agricultural loans increased $2.2 million and installment loans increased $4.8 million. In 1998, commercial loans increased $4.5 million, real estate construction loans increased $3.4 million, real estate mortgages increased $11.2 million, agricultural loans increased $6.3 million and installment loans increased $2.4 million. Since 1998, management has utilized regional loan goals for each type of loan and this emphasis has resulted in improved sales efforts by the lending personnel. Management continues to place more emphasis on the growth without sacrificing the quality of the loan portfolio.

As of December 31, 1999, the real estate mortgage portfolio comprised 57% of total loans compared to 59% in 1998. Of this, 1-4 family residential property represented 76% in 1999 and 79% in 1998. Agricultural loans comprised 19% in 1999 and 21% in 1998 of the loan portfolio. Approximately 75% and 73% of the agricultural loans are secured by real estate for 1999 and 1998, respectively. The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops. Automobile loans account for 52% in 1999 and 47% in 1998 of the installment loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons. Collateral is generally obtained on these loans after analyzing the repayment ability of borrower. Commercial loan's portfolio is mainly for capital outlays and business operation. Collateral is requested depending on the creditworthiness of the borrower. Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer. Approximately 5% of the loan portfolio is unsecured. Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company's loan portfolio by category for each of the last five years.
There is no concentration of loans (greater than 5% of the loan portfolio) in any industry. Bourbon has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding
                                         December 31 (in thousands)
                                 1999     1998     1997     1996     1995
Commercial                     $ 17,713 $ 15,177 $ 10,644 $ 10,216 $ 11,167
Real Estate Construction         17,003   11,055    7,657    4,200    3,497
Real Estate Mortgage            138,337  124,721  113,524   99,293  102,077
Agricultural                     46,443   44,199   37,924   30,947   27,019
Installment                      22,358   17,608   15,182   14,789   11,029
Other                               280      159      287      374      397
  Total Loans                   242,134  212,919  185,218  159,819  155,186
Less Deferred Loan Fees              33       76       57      154      125
  Total Loans Net of
   Deferred Loan Fees           242,101  212,843  185,161  159,665  155,061
Less loans held for sale          3,494    5,909    5,418      863    1,364
Less Allowance For Loan Losses    3,103    2,734    2,322    2,101    1,860
  Net Loans                     235,504  204,200  177,421  156,701  151,837

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 1999. Maturities are based upon contractual term. The total loans in this report represents loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses. In addition, deferred loan fees on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity

                               December 31, 1999 (in thousands)
                          One Year One Through    Over     Total
                           or Less  Five Years Five Years  Loans
Commercial                 $ 8,625   $ 6,595   $ 2,494   $ 17,714
Real Estate                 14,321     2,525       162     17,008
Construction
Real Estate Mortgage         9,029    77,389    51,875    138,293
Agricultural                14,256    29,794     2,398     46,448
Installment                  5,481    16,660       217     22,358
Other                          280         0         0        280
  Total Loans               51,992   132,963    57,146    242,101
Fixed Rate Loans            25,206   125,656    17,893    168,755
Floating Rate Loans         26,786     7,307    39,253     73,346
  Total                     51,992   132,963    57,146    242,101

Deposits

Total deposits increased to $275 million in 1999, up $16 million from 1998. Noninterest bearing deposits increased $2 million, while time deposits of $100 thousand and over, and other interest bearing deposits both increased $7 million. Public funds totaled $34 million at the end of 1999 ($33 million was interest bearing). On August 13, 1999, Kentucky Bank acquired the Wilmore, Kentucky branch of National City Bank. Included in the purchase were $9.0 million in net deposits and $353 thousand in fixed assets. The net deposits assumed exceeded the cash received by $287 thousand.

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

The tables below provide information on the maturities of time deposits of $100,000 or more at December 31, 1999 and detail of short-term borrowing for the past three years.

Maturity of Time Deposits of $100,000 or More

                                              December 31, 1999
                                               (in thousands)

Maturing 3 Months or Less                           $ 7,904
Maturing over 3 Months through 6 Months               8,540
Maturing over 6 Months through 12 Months             13,858
Maturing over 12 Months                               4,412

 Total                                               34,714

Borrowing

The Company utilizes both long and short term borrowing. Long term borrowing is mainly from the Federal Home Loan Bank (FHLB). As of December 31, 1999, $26.6 million was borrowed from FHLB, an increase of $19.6 million from 1998. Advances are either paid monthly or at maturity. This borrowing is mainly used to fund long term, fixed rate mortgages and to assist in asset/liability management. Nearly $361 thousand of FHLB borrowing was paid in 1999, and advances were made for an additional $20 million. The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings
                                    December 31 (in thousands)
                                    1999     1998       1997
Federal Funds Purchased:
  Balance at Year end              $     0    $3,750    $2,375
  Average Balance During the Year    2,196       446       488
  Maximum Month End Balance         11,925     4,550     2,375
Repurchase Agreements:
  Balance at Year end               10,330     6,713     4,615
  Average Balance During the Year    5,683     4,329     4,103
  Maximum Month End Balance         10,330     6,713     4,895
Other Borrowed Funds:
  Balance at Year end                1,528       785     2,468
  Average Balance During the Year    1,203     1,198     1,259
  Maximum Month End Balance          1,759     1,761     2,468

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

Nonperforming Assets
                                    December 31 (dollars in thousands)
                                   1999    1998    1997    1996    1995
Non-accrual Loans                 $   63  $  136  $  173  $   33  $   44
Accruing Loans which are
 Contractually past due
 90 days or more                     565     790     154     562     438
Restructured Loans                   131     147     160     180     201
 Total Nonperforming Loans           759   1,073     487     775     683
 Other Real Estate                   371      70       0      79      57
  Total Nonperforming Assets       1,130   1,143     487     854     740
Total Nonperforming Loans as a
 Percentage of Net Loans (including
 loans held for sale) (1)           0.31%   0.50%   0.26%   0.49%   0.44%
Total Nonperforming Assets
 as a Percentage of Total Assets    0.33%   0.37%   0.17%   0.31%   0.27%

(1)  Net of deferred loan fees

Total nonperforming assets loans at December 31, 1999 were $1.1 million compared to $1.1 million at December 31, 1998 and $487 thousand at December 31, 1997. Total nonperforming loans were $759 thousand, $1.1 million and $487 thousand at December 31, 1999, 1998 and 1997, respectively. The amount of lost interest on non-accrual loans is considered immaterial. At December 31, 1999, loans currently performing but which management believes require special attention were not significant. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 1999 were $201 thousand compared to $286 thousand in 1998 and $333 thousand in 1997. These amounts are included in the total nonperforming and restructured loans presented in the table above. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $10 thousand, $85 thousand and $57 thousand on December 31, 1999, 1998 and 1997, respectively.

Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                    Year Ended December 31 (in thousands)
                                    1999    1998    1997    1996    1995
Balance at Beginning of Year       $2,735  $2,322  $2,101  $1,860  $1,648
Amounts Charged-off:
 Commercial                             0      13       5      55      14
 Real Estate Construction               0       0       0       0       0
 Real Estate Mortgage                  50      36      25       4      41
 Agricultural                          72      19      52      12      36
 Consumer                             289     300     273     142     139
  Total Charged-off Loans             411     368     355     213     230
Recoveries on Amounts
 Previously Charged-off:
  Commercial                            5       4       3      12      15
  Real Estate Construction              0       0       0       0       0
  Real Estate Mortgage                  1       9       1       8      21
  Agricultural                         32       2      25       1       0
  Consumer                             41      66      54      31      11
   Total Recoveries                    79      81      83      52      47
Net Charge-offs                       332     287     272     161     183
Provision for Loan Losses             700     700     493     402     395
Balance at End of Year              3,103   2,735   2,322   2,101   1,860
Total Loans, Net of Deferred
 Loan Fees
Average                           221,309 193,182 171,128 155,735 153,109
At December 31                    242,101 212,843 185,161 159,665 155,061
As a Percentage of Average Loans:
Net Charge-offs                      0.15%   0.15%   0.16%   0.10%   0.12%
Provision for Loan Losses            0.32%   0.36%   0.29%   0.26%   0.26%
Allowance as a Percentage of
 Year-end Net Loans (1)              1.28%   1.28%   1.25%   1.32%   1.20%
Beginning Allowance as a Multiple
 Of Net Charge-offs                   8.2     8.1     7.7    11.6     9.0

(1)  Net of deferred loan fees

Loans are typically charged-off after being 120 days delinquent. Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee. The provision for loan losses for 1999 was $700 thousand compared to $700 thousand in 1998 and $493 thousand in 1997. Net charge-offs were $332 thousand in 1999, $287 thousand in 1998 and $272 thousand in 1997. Net chargeoffs to average loans were 0.15%, 0.15% and 0.16% in 1999, 1998 and 1997, respectively.
With the current quality of the loan portfolio, the loan loss provision stayed constant from 1998 to 1999. The trend in the loan loss provision increasing for 1998 is a result of considering our historical loan loss trends, risk analysis of our loan portfolio and the increase in loan outstandings. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. At December 31, 1999, the allowance for loan losses was 1.28% of loans outstanding compared to 1.28% at year-end 1998 and 1.25% in 1997. Management believes the allowance for loan losses at the end of 1999 is adequate to cover inherent credit losses within the portfolio.

The following tables set forth an allocation for the allowance for loan losses and loans by category and a percentage distribution of the allowance allocation. In making the allocation, management evaluates the risk in each category, current economic conditions and charge-off experience. An allocation for the allowance for loan losses is an estimate of the portion of the allowance that will be used to cover future charge-offs in each loan category, but it does not preclude any portion of the allowance allocated to one type of loan being used to absorb losses of another loan type.


Allowance for Loan Losses
                                                                December 31 (in thousands)
                                1999                 1998                 1997                 1996                 1995
                         Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
Commercial               $    275    8.86%    $    262    9.58%    $    191    8.23%    $    168    8.00%    $    132    7.10%
Real Estate Construction      294    9.47%         168    6.14%         118    5.08%          77    3.66%          38    2.04%
Real Estate Mortgage        1,471   47.41%       1,480   54.11%       1,327   57.15%       1,252   59.59%       1,192   64.09%
Agricultural                  565   18.21%         473   17.29%         393   16.93%         353   16.80%         327   17.58%
Consumer                      498   16.05%         352   12.87%         293   12.62%         251   11.95%         171    9.19%
 Total                      3,103  100.00%       2,735  100.00%       2,322  100.00%       2,101  100.00%       1,860  100.00%


Loans
                                                                December 31 (in thousands)
                                1999                 1998                 1997                 1996                 1995
                         Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
Commercial               $ 17,713    7.32%    $ 15,177    7.13%    $ 10,644    5.75%    $ 10,216    6.40%    $ 11,167    7.20%
Real Estate Construction   17,003    7.02%      11,055    5.19%       7,657    4.14%       4,200    2.63%       3,497    2.26%
Real Estate Mortgage      138,304   57.13%     124,645   58.56%     113,467   61.28%      99,139   62.09%     102,077   65.83%
Agricultural               46,443   19.18%      44,199   20.77%      37,924   20.48%      30,947   19.38%      27,019   17.42%
Consumer                   22,358    9.23%      17,608    8.27%      15,182    8.20%      14,789    9.26%      10,904    7.03%
Other                         280    0.12%         159    0.07%         287    0.16%         374    0.23%         397    0.26%
 Total, Net (1)           242,101  100.00%     212,843  100.00%     185,161  100.00%     159,665  100.00%     155,061  100.00%

[FN]
 (1) Net of deferred loan fees

Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 1999 increased $2.9 million to $30.6 million. Total stockholders' equity, excluding accumulated other comprehensive income was $32.3 million at December 31, 1999. The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

                                      December 31 (dollars in thousands)
                                         1999       1998     Change
Stockholders' Equity (1)                $ 32,269  $ 29,306    $ 2,963
  Less Disallowed Amount                   1,685     1,574        111
Tier I Capital                            30,584    27,732      2,852
  Allowance for Loan Losses                2,926     2,601        325
Tier II Capital                            2,926     2,601        325
  Total Capital                           33,510    30,333      3,177
Total Risk Weighted Assets               233,929   207,970     25,959
Ratios:
 Tier I Capital to Risk-weighted Assets    13.07%    13.33%     -0.26%
 Total Capital to Risk-weighted Assets     14.32%    14.59%     -0.27%
 Leverage                                   9.59%     9.56%      0.03%

(1)  Excluding accumulated other comprehensive income.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary from "well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 1999, the bank had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.
Securities and Federal Funds Sold

Securities, including those classified as held to maturity and available for sale, decreased from $72.4 million at December 31, 1998 to $70.6 million at December 31, 1999.
The decrease is attributable to the increased loan demand.
Federal funds sold totaled $675 thousand at December 31, 1999.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. Of the $14.6 million of adjustable asset backed securities held on December 31, 1999, $3.4 million are repriceable monthly and the remaining $11.2 million is repriceable annually. In addition, all applicable securities have passed the appropriate stress tests. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 1999.

Investment Securities (Held to maturity at amortized cost,
available for sale at market value)
                                         December 31 (in thousands)
                                         1999       1998      1997

U.S. Treasury Securities
 Available for Sale                      $17,954   $16,087   $19,072
U.S. Federal Agency Securities
 Available for Sale                        5,902     5,979    10,485
State and Municipal Obligations
 Available for Sale                        3,681     3,804     4,077
 Held to Maturity                         15,693    16,933    15,603
Asset-Backed Securities
 Available for Sale                       25,773    25,624    32,466
  Fixed -
    GNMA, FNMA, FHLMC Passthroughs         5,998     2,352     4,924
    GNMA, FNMA, FHLMC CMO's                5,191     7,570     9,970
       Total                              11,189     9,922    14,894
  Variable -
    GNMA, FNMA, FHLMC Passthroughs        11,539    12,529    14,306
    GNMA, FNMA, FHLMC CMO's                3,045     3,173     3,266
       Total                              14,584    15,702    17,572
Other Securities
 Available for Sale                        1,620     3,926         0
Total Securities
 Available for Sale                       54,930    55,420    66,100
 Held to Maturity                         15,693    16,933    15,603
  Total                                   70,623    72,353    81,703


Maturity Distribution of Securities
                              December 31, 1999 (in thousands)
                                        Over One  Over Five            Asset
                                          Year      Years              Backed
                               One Year  Through   Through  Over Ten  & Equity           Market
                               or Less  Five Yrs  Ten Years  Years   Securities  Total   Value
U.S. Treasury Securities
 Available for Sale            $11,964   $ 5,990  $    0   $    0    $     0    $17,954  $17,954
U.S. Federal Agency Securities
 Available for Sale              1,982     3,920       0        0          0      5,902    5,902
State and Municipal Obligations
 Available for Sale                  0     2,808     873        0          0      3,681    3,681
 Held to Maturity                  651     7,758   4,407    2,877          0     15,693   15,917
Asset-Backed Securities
 Available for Sale                  0         0       0        0     25,773     25,773   25,773
Other Securities
 Available for Sale                  0       241       0        0      1,379      1,620    1,620
Total Securities
 Available for Sale             13,946    12,959     873        0     27,152     54,930   54,930
 Held to Maturity                  651     7,758   4,407    2,877          0     15,693   15,917
  Total                         14,597    20,717   5,280    2,877     27,152     70,623   70,847
Percent of Total                 20.67%    29.33%   7.48%    4.07%     38.45%    100.00%
Weighted Average Yield (1)        5.62%     6.89%  10.02%    7.14%      5.90%      6.49%

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

Other Accounting Issues

Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value.
Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

Year 2000

The Company assessed the operational and financial implications of its Year 2000 needs and developed a plan to address its data processing systems and their ability to handle the change. The Company also assessed the Year 2000 readiness of other third party entities such as public utilities and governmental units. These and other like entities provide important ongoing services to the Company.
Therefore, management also developed contingency plans for continued operations. The Company's credit customers were also subject to review for potential losses as a result of Year 2000 exposure in their own computer systems as well as the computer systems of their suppliers and customers.

Management believes its plan was successful as all operating systems performed will during the year change. While management does not expect future problems resulting from the Year 2000 issue, it is possible that other dates in the year 2000 may further affect computer software and systems, or cause a Year 2000 problem relating to the Company's own systems or to those of third parties with whom the Company conducts business that could adversely affect its financial condition.

Costs for this project were under $150 thousand, with the majority of this expenditure being for equipment and software to be capitalized over 3-5 years.

Monitoring of computer date sensitive issues will continue in 2000. Corrective action will be taken if such an event arises. Management has determined that if an unlikely business interruption as a result of computer date sensitive issues occurred, such an interruption could be material to the overall financial performance of the Company.

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets, including the tobacco market, in which the Company and its bank operate); competition for the Company's customers from other providers of financial and mortgage services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; material unforeseen complications related to addressing the Year 2000 problem experienced by the Company, its suppliers, customers and governmental agencies; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 7A.  Asset/Liability Management, Interest Rate
Sensitivity, Market Risk and Liquidity

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP model and an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors specified limits. As of December 31, 1999 the projected percentage changes are within the Board limits and the Company's interest rate risk is also within Board limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of December 31, 1999 and December 31, 1998 is as follows:

Projected Net Interest Income (December 31, 1999)

                                                     Level
Rate Change:                       - 300    - 100    Rates    + 100    + 300

  Year One  (1/1/00 - 12/31/2000)
   Interest Income               $23,593  $25,822  $26,942  $28,063  $30,303
   Interest Expense                9,785   11,818   12,834   13,850   15,882

      Net Interest Income         13,808   14,004   14,108   14,213   14,421

Net interest income dollar change   (300)    (104)              105      313

Net interest income percentage
 change                             -2.1%    -0.7%      N/A     0.7%     2.2%

   Limitation on % Change         >-10.0%   >-4.0%      N/A   >-4.0%  >-10.0%


Projected Net Interest Income (December 31, 1998)

                                                     Level
Rate Change:                     - 300     - 100     Rates  + 100     + 300

  Year One  (1/1/99 - 12/31/99)
   Interest Income               $19,989  $22,127  $23,210  $24,295  $26,463
   Interest Expense                7,317    9,281   10,264   11,246   13,210

      Net Interest Income         12,672   12,846   12,946   13,049   13,253

Net interest income dollar change   (274)    (100)              103      307

Net interest income percentage
 change                             -2.1%    -0.8%      N/A     0.8%     2.4%

   Limitation on % Change         >-10.0%   >-4.0%      N/A   >-4.0%  >-10.0%

These numbers are comparable to 1998. In 1998 and 1999, year one reflected a decline in net interest income of 2.1% with a 300 basis point decline. The 300 basis point increase in rates reflected a 2.4% increase in net interest income in 1998 compared to 2.2% in 1999.

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

The interest rate sensitivity analysis as of December 31, 1999 shown below depicts amounts based on the earliest period in which they can normally be expected to reprice. The chart reveals that assets and liabilities are fairly well matched for the early periods specified below. The decay rates used for Demand deposits, NOW's, Savings and Money Market Savings are 5%, 30%, 20% and 30%, respectively.

Interest Rate Sensitivity Analysis

                                                             December 31, 1999 (in thousands)
                                           Total     1 Year    2 Years   3 Years   4 Years   5 Years  >5 Years
ASSETS
Cash & Due From Banks                     $ 19,769  $      -  $      -  $      -  $      -  $      -  $ 19,769
Fed Funds & Int-Earning Due from Banks         948       948         -         -         -         -         -
Investment Securities (1)                   70,623    35,736    12,835     3,494     4,917     3,694     9,947
Loans (including held for sale)            242,100   108,970    28,849    35,899    40,582    25,494     2,306
Others Assets                               14,039     3,345         -         -         -         -    10,694

 Total Assets / Repricing Assets           347,479   148,999    41,684    39,393    45,499    29,188    42,716
 Repricing Assets - Accumulated                      148,999   190,683   230,076   275,575   304,763   347,479
   % of Current Balance                                 42.9%     12.0%     11.3%     13.1%      8.4%     12.3%
    % of Current Balance - Accumulated                  42.9%     54.9%     66.2%     79.3%     87.7%    100.0%

LIABILITIES

Total Deposits                             274,566   144,843    43,599    15,341    11,438     8,728    50,617
Other Borrowings                            38,451    22,088       477       240     5,568    10,022        56
Other Liabilities                            2,742         -         -         -         -         -     2,742
Total Capital                               31,720         -         -         -         -         -    31,720

 Total Liabilities / Repricing Liab        347,479   166,931    44,076    15,581    17,006    18,750    85,135
   Repricing Liabilities - Accumulated               166,931   211,007   226,588   243,594   262,344   347,479
   % of Current Balance                                48.0%      12.7%      4.5%      4.9%      5.4%     24.5%
   % of Current Balance - Accum                        48.0%      60.7%     65.2%     70.1%     75.5%    100.0%


SUMMARY

Total Repricing Assets                               148,999    41,684    39,393    45,499    29,188    42,716
Total Repricing Liabilities                          166,931    44,076    15,581    17,006    18,750    85,135

Total Repricing Gap (by Bucket)                      (17,932)   (2,392)   23,812    28,493    10,438   (42,419)

Total Repricing Assets - Cumulative        315,455   148,999   190,683   230,076   275,575   304,763   347,479
Total Repricing Liabilities - Cumulative   314,233   166,931   211,007   226,588   243,594   262,344   347,479

Repricing Gap - Cumulative                   1,222   (17,932)  (20,324)    3,488    31,981    42,419         -

Gap/Total Assets (by Bucket)                           -5.16%    -0.69%     6.85%     8.20%     3.00%   -12.21%
Cumulative Gap/Total Assets                            -5.16%    -5.85%     1.00%     9.20%    12.21%     0.00%

[FN]
(1) Held to maturity at amortized cost, available for sale at market value

Little change in the above numbers has occurred since 1998. For the first three repricing years in 1998 and 1999, the cumulative gap percentage is less than 4%. There was a slight decrease in the cumulative gap for the three-year repricing period from 3.15% in 1998 to 1.00% in 1999. The cumulative gap at December 31, 1998 for the 5-year period was 14.7%. This decreased to 12.2% as of December 31, 1999. These percentages remain below the Board established guidelines.

Liquidity risk is the possibility that Bourbon may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings resulting from the lower yields on short-term assets.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities maturing within one year along with cash and cash equivalents totaled $35.3 million at December 31, 1999. Additionally, securities available-for-sale with maturities greater than one year totaled $41.0 million at December 31, 1999. These securities are available to meet liquidity needs on a continuing basis.

Bourbon maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At December 31, 1999 these balances totaled $35 million, approximately 12.6% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. FHLB advances increased $19.6 million in 1999 to $26.6 million.

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

The cash flow statements for the periods presented provide an indication of Bourbon's sources and uses of cash as well as an indication of the ability of Bourbon to maintain an adequate level of liquidity. A discussion of cash flow statements for 1999, 1998 and 1997 follows.

Net cash provided by operating activities was $8.3 million, $3.5 million and $5.2 million for the years ended December
31, 1999, 1998 and 1997, respectively. The changes in 1999 and 1998 were mainly a result of the increase in net income from $3.4 million to $3.8 million to $3.5 million in 1997, 1998 and 1999, respectively. In addition for 1999, $2.6 million more was received from the sale of loans versus the origination of loans held for sale.

Net cash flow used in investing activities was $23.9 million, $20.0 million, and $15.8 million and for the years ended December 31, 1999, 1998 and 1997, respectively. The changes in net cash from investing activities included the result of normal maturities and reinvestment of investment securities as well as funding related to increases in loans. In 1999, funding for loan growth was $32 million. This was partially offset by the $8 million acquired in the Wilmore Branch acquisition. During 1998, funds used for loan growth were $28 million, partly offset by a decline in investments of $9 million. In 1997 and 1998, over $1.1 million was invested in the new Georgetown branch that opened in August 1998. In addition, over $400 thousand investment was made to upgrade the existing hardware and software.

Net cash flow from financing activities was $25.6 million, $14.9 million and $13.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The net cash increases and decreases were primarily attributable to changes in total deposits, securities sold under agreements to repurchase and federal funds purchased, and net changes in advances from the Federal Home Loan Bank and other borrowings. The chance in deposits was $6.8 million, $17.4 million and $10.3 million in 1999, 1998 and 1997, respectively. Federal Home Loan Bank advances were $20 million in 1999 and $4 million in 1998.

A number of other techniques are used to measure the liquidity position, including the ratios presented below.
These ratios are calculated based on annual averages for each year.

Liquidity Ratios
                                          December 31
                                      1999    1998   1997
Average Loans (including loans held
 for sale)/Average Deposits           83.9%   78.7%  73.6%
Average Securities sold under
 agreements to repurchase and other
 borrowings/Average Assets             2.6%    1.8%   1.8%

This chart shows that the loan to deposit ratio increased in 1999 and 1998. Loan growth of 15% and deposit growth of 6% have both been contributing factors to the greater change in this ratio from 1997 to 1998 compared to the previous year.

Item 8.  Financial Statements

The consolidated financial statements of the Company together with the notes thereto and report of independent auditors are contained in the Company's 1999 Annual Report to Stockholders included as Exhibit 13, and are incorporated herein by reference.


Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure

Not Applicable


PART III

Item 10.  Directors and Executive Officers of the Registrant

Under the Company's Articles of Incorporation, the Board of Directors consists of three different classes, each to serve, subject to the provisions of the Articles of Incorporation and Bylaws for a three year term and until his successor is duly elected and qualified. The names of the directors and their terms are set forth below.

Terms expiring in 2000:

William R. Stamler, age 65, is Chairman of Signal
Investments, Inc. He has been a director of Kentucky Bank since 1984 and the Company since 1988.

Buckner Woodford, age 55, is President and Chief Executive
Officer of Bourbon Bancshares, Inc. and Kentucky Bank. He has been a director of the Kentucky Bank since 1971 and the Company since inception.

Terms expiring in 2001:

William Arvin, age 59, is an attorney. He has been a director of Kentucky Bank and the Company since December 19, 1995.

James L. Ferrell, M.D., age 65, is a Physician. He has been a director of Kentucky Bank since 1980 and the Company since inception.

Joseph B. McClain, age 71, is President of Hopewell Co.
(insurance agency). He has been a director of Kentucky Bank since 1971 and the Company since 1984.

Terms expiring in 2002:

Henry Hinkle, age 48, is President of Hinkle Construction
Company. He has been a director of Kentucky Bank and the Company since 1989.

Theodore Kuster, age 56, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank since 1979 and the Company since 1985.

Robert G. Thompson, age 50, is Executive Director of the
Paris Bourbon County YMCA, a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank and the Company since 1991.


The Company's other executive officer is Gregory J. Dawson, age 39. He is the Chief Financial Officer and has been with the Company since 1985 and serves at the pleasure of the Board of Directors.

Item 11.  Executive Compensation

The following table sets forth information with respect to
the compensation of the President and Chief Executive
Officer of the Company.  No other executive officer earned
total salary and bonus in excess of $100,000.
         Summary Compensation Table
             Annual Compensation
                                             Other Annual  Options
     Name           Year  Salary    Bonus    Compensation  Granted
Buckner Woodford    1999 $162,000  $  1,467      (1)        3,600
Buckner Woodford    1998 $156,000  $  3,161      (1)        3,800
Buckner Woodford    1997 $150,000  $  4,879      (1)        3,200
Buckner Woodford    1996 $136,500  $  1,505      (1)        6,000

(1) Less than the lesser of $50,000 or 10% of annual salary and bonuses

The following table contains information regarding the grant of stock options under the Company's stock option plan to the Chief Executive Officer during the year ended December 31, 1999. In addition, in accordance with rules of the Securities and Exchange Commission, the following table sets forth the hypothetical grant date present value with respect to the referenced options, using the Black-Scholes Option Pricing Model.

    Option Grants in the Last Fiscal Year

                               % of Total
                                Options                           Grant
                       Shares  Granted to  Exercise               Date
                      Granted  Employees    Price   Expiration   Present
      Name              (#)     in 1999     ($/Sh)     Date      Value($)

Buckner Woodford       3,600      14.6%     $20.63    1/12/09    $18,504


The following table sets forth certain information regarding options exercised by the Chief Executive Officer during calendar year 1999 and unexercised stock options held by him as of December 31, 1999.

Aggregated Option Exercises in Calendar 1999 and Year-end Stock Option Values

                   Shares                 Number of Securities        Value of  Unexercised
                  Acquired      Value    Underlying Unexercised            In-the-Money
                 on Exercise  Realized    Options at 12/31/99          Options at 12/31/99
     Name           (#)         ($)     Exercisable/Unexercisable   Exercisable/Unexercisable
Buckner Woodford    None        N/A           10,960/23,280              $152,512/$85,852


No SAR's exist for the company.

Compensation of Directors

Directors are paid $400 for each board meeting attended and $100 for each committee meeting attended. Directors are also granted a 10-year option to purchase 50 shares of the Company's common stock following each year in which Kentucky Bank has a return on assets of 1 percent or greater. The option's exercise price is the fair market value per share on the date of grant.

Pension Plan

The following table sets forth the annual benefits which an eligible employee would receive under the Company's qualified defined benefit pension plan based on remuneration that is covered under the plan and years of service with the Company and its subsidiaries.

                    Years of Service

Remuneration     15        20        25        30        35

 $ 25,000      $ 3,750   $ 5,000   $ 6,250   $ 7,500   $ 8,750
   50,000        7,500    10,000    12,500    15,000    17,500
   75,000       11,250    15,000    18,750    22,500    26,250
  100,000       15,000    20,000    25,000    30,000    35,000
  125,000       18,750    25,000    31,250    37,500    43,750
  150,000       22,500    30,000    37,500    45,000    52,500
  175,000       26,250    35,000    43,750    52,500    61,250
  200,000       30,000    40,000    50,000    60,000    70,000

In general, a participant's remuneration covered by the Company's pension plan is his or her average annual cash compensation (W-2 earnings) for the last 5 years. The years of service for Mr. Woodford are 28 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Set forth below are the number of shares of the Company's common stock beneficially owned by each director and executive officer, and all current directors and executive officers as a group as of December 31, 1999.

     Name                   Shares Beneficially Owned(1)
                            Number             Percentage

William Arvin (2)            31,532               1.1%

Gregory J. Dawson (3)        11,220               *

James L. Ferrell, M.D. (4)   30,200               1.1%

Henry Hinkle (5)             27,805               *

Theodore Kuster (6)          18,210               *

Joseph B. McClain (7)        43,596               1.5%

William R. Stamler (8)       31,220               1.1%

Robert G. Thompson (9)        6,900               *

Buckner Woodford (10)       259,278               9.2%

All directors and officers
(9 persons) as a group
(consisting of those
persons named above)(11)   459,961           16.4%

*  Less than 1%

1)   Beneficial ownership as reported in the
  above table has been determined in accordance with Rule 13d-3 under the Exchange Act.
  Unless otherwise indicated, beneficial
  ownership includes both sole or shared voting and sole or shared investment power.
2)   Includes 11,858 shares held in a
  retirement account, 11,968 shares held of record by Mr. Arvin's wife, as to which Mr.
  Arvin disclaims beneficial ownership, 7,276 held jointly with his wife and 300 shares that Mr. Arvin may acquire upon exercise of outstanding stock options.
3)   Includes 10,520 shares that Mr. Dawson
  may acquire upon exercise of outstanding stock options.
4)   Includes 5,000 shares held in a
  retirement account and 1,500 shares that Mr.
  Ferrell may acquire upon exercise of
  outstanding stock options.  Also, includes
  3,000 shares held by Dr. Ferrell's wife, as to which Dr. Ferrell disclaims beneficial ownership.

5)
  Includes 1,000 shares held by his wife and 640 shares held by three sons, as to which Mr. Hinkle disclaims beneficial ownership. Includes 24,000 shares held of record by Hinkle Contracting Company, as to which Mr. Hinkle, as president, has shared voting power. Also includes 700 shares that Mr. Hinkle may acquire upon exercise of outstanding stock options.
6)   Includes 6,270 share held of record by
  Mr. Kuster's wife, as to which Mr. Kuster disclaims beneficial ownership. Also includes 5,080 shares held in a retirement account and 1,500 shares that Mr. Kuster may acquire upon exercise of outstanding stock options.
7)   Includes 1,500 shares that Mr. McClain
  may acquire upon exercise of outstanding stock options. Also includes 18,800 shares held of record by Mr. McClain's wife, as to which Mr. McClain disclaims beneficial ownership.
8)   Includes 7,860 shares held by Signal
  Investments Corporation, as to which Mr.
  Stamler, as the chief executive officer and majority Stockholder of such corporation, has sole voting and investment power. Also includes 280 shares that Mr. Stamler may acquire upon exercise of outstanding stock options.
9)   Includes 1,500 shares that Mr. Thompson
  may acquire upon exercise of outstanding stock options.
10)  Includes 8,000 shares held by his wife
  and 11,332 shares held by two sons, as to which Mr. Woodford disclaims beneficial ownership. Also includes 208 shares held in a retirement account and 12,320 shares that Mr. Woodford may acquire upon exercise of outstanding stock options.
11)  Includes 30,120 shares that may be
  acquired upon exercise of outstanding stock options.

The following table sets forth as of December 31, 1999 the persons known by the Company to own beneficially (as determined in accordance with the rules and regulations of the Commission) more than 5% of the outstanding common stock. See note 10 in the preceding table for further information.

Name and Address               Shares Beneficially
of Beneficial Owner            Owned       Percentage

Buckner Woodford              259,278         9.2%
340 Stoner Avenue
Paris, Kentucky 40361

Item 13.  Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of and had transactions with the Company's subsidiary bank in the ordinary course of business during the year ended December 31, 1999. Similar transactions may be expected to take place with the Company's subsidiary bank in the future. Outstanding loans and commitments made by such subsidiary bank in transactions with the Company's directors and officers and their associates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Certain directors and executive officers were loan customers of Kentucky Bank and outstanding loans were $1.2 million and $1.2 million as of December 31, 1999 and 1998, respectively. See Note 4 in the notes to consolidated financial statements included as
Exhibit 13.

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

     10.2 Bourbon's 1993 Non-Employee Directors Stock Ownership Incentive Plan is incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-4 (File No. 33-96358).*

     10.3 Bourbon Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K for the fiscal year ended December 31, 1998.*

     11 Computation of earnings per share - See Note 10 in the notes to consolidated financial statements included as Exhibit 13.

     13   Financial Statements:
            Consolidated Balance Sheets
            Consolidated Statements of Income
            Consolidated Statements of Comprehensive Income
            Consolidated Statements of Changes in
            Stockholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements
            Report of Independent Auditors

     21   Subsidiaries of Registrant

     23   Consent of Crowe, Chizek and Company LLP

     27    Financial Data Schedule  (for SEC use only)

     99.1 Proxy statement dated March 17, 2000, sent to the Registrant's security holders in connection with the 2000 Annual Meeting of Shareholders and supplementally furnished to the Commission for its information as required by Form 10-K for registrants which have not registered securities pursuant to Section 12 of the Securities Exchange Act of 1934. This material is not otherwise to be deemed filed with the Commission.

     * Denotes a management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit pursuant to Item 601(10) (iii) of Regulation S-K.


(b)  Current Reports on Form 8-K during the quarter ended
December 31, 1999
     None

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bourbon Bancshares, Inc.
By:  __/S/Buckner Woodford__
Buckner Woodford, President and Chief Executive Officer, Director
March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__/s/Buckner Woodford________      March 29, 2000
Buckner Woodford, President and Chief Executive Officer, Director

__/s/Gregory J. Dawson_______      March 29, 2000
Gregory J. Dawson, Chief Financial and Accounting Officer

__/s/James L. Ferrell________      March 29, 2000
James L. Ferrell, M.D., Chairman of the Board, Director

_____________________________      March 29, 2000
William Arvin, Director

__/s/Henry Hinkle____________      March 29, 2000
Henry Hinkle, Director

__/s/Theodore Kuster_________      March 29, 2000
Theodore Kuster, Director

__/s/Joseph B. McClain_______      March 29, 2000
Joseph B. McClain, Director

_____________________________      March 29, 2000
William R. Stamler, Director

__/s/Robert G. Thompson______      March 29, 2000
Robert G. Thompson, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS  FILED
PURSUANT  TO  SECTION 15(d) OF THE ACT BY REGISTRANTS  WHICH
HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE
ACT.

The Registrant refers to Exhibits 13 and 99.1 to the Form 10-K.

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

     3.2 Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's
          Registration  Statement  on  Form  S-4  (File  No.
          33-96358).

     10.1 Bourbon's 1993 Employee Stock Ownership Incentive Plan is incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-4 (File No. 33-96358).*

     10.3 Bourbon's 1993 Non-Employee Directors Stock Ownership Incentive Plan is incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-4 (File No. 33-96358).*

     10.3 Bourbon Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K for the fiscal year ended December 31, 1998.*

     11 Computation of earnings per share - See Note 10 in the notes to consolidated financial statements included as Exhibit 13.

     13   Bourbon Bancshares, Inc. 1999 Annual Report

     21   Subsidiaries of Registrant

     23   Consent of Crowe, Chizek and Company LLP

     27    Financial Data Schedule  (for SEC use only)

     99.1 Proxy statement dated March 17, 2000, sent to the Registrant's security holders in connection with the 2000 Annual Meeting of Shareholders and supplementally furnished to the Commission for its information as required by Form 10-K for registrants which have not registered securities pursuant to Section 12 of the Securities Exchange Act of 1934. This material is not otherwise to be deemed filed with the Commission.

     * Denotes a management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit pursuant to Item 601(10) (iii) of Regulation S-K.

     Exhibit 13

BOURBON BANCSHARES, INC.

ANNUAL REPORT 1999

Dear Shareholders,

     Agriculture has long been important to central Kentucky. It has provided a livelihood for many and indirect benefits to many more. Much of the cash flow from these farms are from raising tobacco. Therefore it is a blow to our entire region that tobacco production will be cut so drastically. This has many of our customers taking a hard look at their operations and trying to adjust to the inevitable changes.

     We are fortunate that the overall economy in central
Kentucky remains strong. Population is growing and unemployment is low. This environment should make it easier for both the bank and our customers to adapt.

     Bourbon Bancshares, Inc. had an outstanding year in 1999. Earnings rose by 17%. The loan portfolio grew more than 15% for the third consecutive year. Total assets reached an all time high of $347 million.

     We were able to expand our franchise during 1999.  In
August we acquired a branch in Wilmore. This fit in perfectly with our geographic pattern in the smaller communities around Lexington. We now have eleven offices in eight different communities, all around the perimeter of Lexington.

     As we start the new year the Internet continues to grow in commercial importance. Kentucky Bank has been preparing to offer Internet service to all its customers at www.kybank.com. We expect this to be started during the first quarter of 2000.

     Plans are also underway to continue improving our facilities. There will be an historic renovation project of the headquarters building in downtown Paris that will include exterior renovation. There will also be expansion of one of our most valuable sites, the branch in Winchester at Colby Road. This will include expanding from three drive-in lanes to six.

     At year-end our Executive Vice President Joe Allen retired as an employee of Kentucky Bank. His total banking career spanned fifty-two years. His many friends at the bank wish him a very happy and well-deserved retirement.

                                   /s/Buckner Woodford

                                   Buckner Woodford

FINANCIAL HIGHLIGHTS

BOURBON BANCSHARES, INC.        1999        1998        1997

   Assets ($ millions)        $   347     $   309     $   291

   Net Income ($ thousands)   $ 4,450     $ 3,804     $ 3,408

Per Share Results

   Primary Earnings           $  1.55     $  1.33     $  1.20

   Dividends                  $   .44     $   .40     $   .36

Stockholder Information

CORPORATE HEADQUARTERS
Bourbon Bancshares, Inc.
4th and Main Street
Paris, Kentucky  40361
606-987-1795

ANNUAL MEETING
The annual meeting of Stockholders of Bourbon Bancshares, Inc. will be held Tuesday, May 2, 2000 at 11:00 a.m. in the corporate headquarters.

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT
Kentucky Bank
Trust Department
606-987-1795, ext. 316

MARKET MAKERS

Morgan Keegan & Co.
489 East Main Street
Lexington, Kentucky  40507
1-800-937-0161

Hilliard Lyons
West Vine Street, Suite 400
Lexington, Kentucky  40507
1-800-944-2663

OTC Bulletin Board
Symbol:  BBON


INVESTOR INFORMATION
Any individual requesting general information or a copy of the Corporation's 1999 Form 10-K Report may obtain these by writing Investor Relations at the Corporate Headquarters.

          BOURBON BANCSHARES, INC.
               Paris, Kentucky

      CONSOLIDATED FINANCIAL STATEMENTS
      December 31, 1999, 1998 and 1997

                   CONSOLIDATED BALANCE SHEETS
                           December 31


                                                  1999           1998
ASSETS
Cash and due from banks                      $ 20,041,648   $ 10,756,213
Federal funds sold                                675,000              -
 Cash and cash equivalents                     20,716,648     10,756,213
Investment securities:
 Available for sale                            54,930,326     55,419,734
 Held to maturity (fair value 1999 -
  $15,916,799 and 1998 - $17,854,550)          15,692,975     16,933,755
Mortgage loans held for sale                    3,493,765      5,908,676

Loans                                         238,606,545    206,934,127
 Allowance for loan losses                     (3,102,800)    (2,734,589)
  Net loans                                   235,503,745    204,199,538

Federal Home Loan Bank stock                    3,345,500      3,119,500
Bank premises and equipment, net                7,081,860      6,793,998
Interest receivable                             3,454,218      3,165,110
Intangible assets                               2,108,274      2,034,441
Other assets                                    1,151,471        374,272

Total assets                                 $347,478,782   $308,705,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Non-interest bearing                        $ 42,931,235   $ 40,336,201
 Time deposits, $100,000 and over              34,714,390     28,168,022
 Other interest bearing                       196,920,315    190,235,493
  Total deposits                              274,565,940    258,739,716
Securities sold under agreements to
 repurchase and other borrowings               11,858,464     11,248,277
Federal Home Loan Bank advances                26,592,305      6,953,502
Interest payable                                2,141,754      1,778,984
Other liabilities                                 600,746        612,453
 Total liabilities                            315,759,209    279,332,932

Stockholders' equity
 Preferred stock, 300,000 shares
  authorized and unissued                               -              -
 Common stock, no par value; 10,000,000
  shares authorized; 2,802,471 and
  2,809,256 shares issued and outstanding
  in 1999 and 1998                              6,491,373      6,474,241
 Retained earnings                             25,777,789     22,832,043
 Accumulated other comprehensive income          (549,589)        66,021
  Total stockholders' equity                   31,719,573     29,372,305

Total liabilities and stockholders' equity   $347,478,782   $308,705,237

                CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31

                                        1999          1998          1997
Interest income
 Loans, including fees               $19,167,985   $17,211,687   $15,483,271
 Investment securities
  Taxable                              2,761,337     3,141,285     3,918,974
  Tax exempt                           1,115,480     1,168,049     1,174,113
  Other                                  408,077       462,117       385,106
                                      23,452,879    21,983,138    20,961,464
Interest expense
 Deposits                              9,300,244     9,787,511     9,480,440
 Securities sold under agreements
  to repurchase and other
  short-term borrowings                  386,607       269,135       234,521
 Federal Home Loan Bank advances         767,779       517,105       569,927
 Other                                    92,440        92,717       129,827
                                      10,547,070    10,666,468    10,414,715

Net interest income                   12,905,809    11,316,670    10,546,749
Provision for loan losses                699,600       700,400       492,800
Net interest income after provision
 for loan losses                      12,206,209    10,616,270    10,053,949

Other income
 Service charges                       2,074,999     1,810,756     1,674,348
 Loan service fee income                 290,622       282,879       257,953
 Trust department income                 397,416       300,342       237,254
 Investment securities gains, net            906        40,955        13,686
 Gain on sale of mortgage loans          351,192       439,927        72,236
 Other                                   270,416       198,116       134,510
                                       3,385,551     3,072,975     2,389,987
Other expenses
 Salaries and employee benefits        5,054,249     4,526,735     4,274,022
 Occupancy expenses                    1,361,025     1,163,872     1,002,137
 Amortization                            441,286       400,147       346,891
 Advertising and marketing               323,726       340,664       276,430
 Taxes other than payroll, property
  and income                             234,818       307,146       287,718
 Other                                 2,006,858     1,775,563     1,700,780
                                       9,421,962     8,514,127     7,887,978

Income before income taxes             6,169,798     5,175,118     4,555,958
Provision for income taxes             1,719,685     1,371,602     1,147,924

Net income                           $ 4,450,113   $ 3,803,516   $ 3,408,034

Earnings per share:
  Basic                                   $ 1.59        $ 1.36         $1.22
  Diluted                                   1.55          1.33          1.20

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Years Ended December 31


                                               1999        1998        1997

Net income                                  $4,450,113  $3,803,516  $3,408,034

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities
  arising during the period                   (615,012)   (139,837)    240,455
  Reclassification of realized amount             (598)    (27,030)     (9,033)
 Net change in unrealized gain (loss)
  on securities                               (615,610)   (166,867)    231,422

Comprehensive income                        $3,834,503  $3,636,649  $3,639,456


   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          Years Ended December 31, 1999, 1998 and 1997



                                                                               Accumulated
                                                                                  Other        Total
                                            Common  Stock          Retained   Comprehensive Stockholders'
                                         Shares       Amount       Earnings       Income       Equity

Balances, January 1, 1997             $ 2,825,658   $ 6,392,329   $18,239,684   $   1,466   $24,633,479

Common stock issued (including
 employee gifts of 100 shares)             12,260        50,948             -           -        50,948

Common stock purchased                    (48,794)     (110,416)     (492,196)          -      (602,612)

Net change in unrealized gain (loss)
 on securities available for sale, net
 of tax                                         -             -             -     231,422       231,422

Net income                                      -             -     3,408,034           -     3,408,034

Dividends declared - $.36 per share             -             -    (1,005,153)          -    (1,005,153)

Balances, December 31, 1997             2,789,124     6,332,861    20,150,369     232,888    26,716,118

Common stock issued (including
employee gifts of 52 shares)               20,132       141,380             -           -       141,380

Net change in unrealized gain (loss)
 on securities available for sale, net
 of tax                                         -             -             -    (166,867)     (166,867)

Net income                                      -             -     3,803,516           -     3,803,516

Dividends declared - $.40 per share             -             -    (1,121,842)          -    (1,121,842)

Balances, December 31, 1998             2,809,256     6,474,241    22,832,043      66,021    29,372,305

Common stock issued (including
 employee gifts of 95 shares)               7,695        54,187             -           -        54,187

Common stock purchased                    (14,480)      (37,055)     (271,071)          -      (308,126)

Net change in unrealized gain (loss)
 on securities available for sale, net
 of tax                                         -             -             -    (615,610)     (615,610)

Net income                                      -             -     4,450,113           -     4,450,113

Dividends declared - $.44 per share             -             -    (1,233,296)          -    (1,233,296)

Balances, December 31, 1999           $ 2,802,471   $ 6,491,373   $25,777,789   $(549,589)  $31,719,573

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31



                                                          1999           1998           1997
Cash flows from operating activities
 Net income                                          $  4,450,113   $  3,803,516   $  3,408,034
 Adjustments to reconcile net income to net
  cash from operating activities
   Depreciation and amortization                        1,207,402      1,007,948        946,973
   Provision for loan losses                              699,600        700,400        492,800
   Investment securities amortization
     (accretion), net                                       5,293        (42,854)        23,081
   Investment securities gains, net                          (906)       (40,955)       (13,686)
   Originations of loans held for sale                (22,264,141)   (35,798,502)   (18,497,646)
   Proceeds from sale of loans                         24,802,228     35,417,148     18,428,256
   Gain on sale of mortgage loans                        (351,192)      (439,927)       (72,236)
   Federal Home Loan Bank stock dividends                (226,000)      (214,300)      (199,600)
   Changes in:
     Interest receivable                                 (289,108)      (309,545)      (117,665)
     Other assets                                         (33,731)       (10,827)       (82,785)
     Interest payable                                     332,017       (121,840)       537,251
     Other liabilities                                    (50,333)      (406,176)       327,241
      Net cash from operating activities                8,281,242      3,544,086      5,180,018

Cash flows from investing activities
 Purchases of securities available for sale           (38,694,863)   (29,252,389)   (26,674,021)
 Proceeds from sales of securities available for sale  17,828,018      6,548,219     17,343,034
 Proceeds from principal payments and maturities
  of securities available for sale                     20,393,126     33,189,842     19,982,850
 Purchases of investment securities held to maturity     (349,522)    (2,374,891)      (785,000)
 Proceeds from maturities of investment securities
  held to maturity                                      1,616,300      1,070,150      1,510,950
 Net change in loans                                  (32,401,646)   (27,549,007)   (25,886,674)
 Purchases of bank premises and equipment, net           (701,261)    (1,636,487)    (1,284,947)
 Net cash acquired in branch acquisition                8,387,089              -              -
  Net cash from investing activities                  (23,922,759)   (20,004,563)   (15,793,808)

Cash flows from financing activities
 Net change in deposits                                 6,840,197     17,414,395     10,254,610
 Net change in securities sold under agreements
  to repurchase and other borrowings                      610,187      1,790,671      5,298,109
 Advances from Federal Home Loan Bank                  20,000,000      4,000,000              -
 Payments on Federal Home Loan Bank advances             (361,197)    (7,282,789)      (297,740)
 Proceeds from notes payable                                    -              -        450,000
 Payments on notes payable                                      -              -       (450,000)
 Proceeds from issuance of common stock                    50,135        141,380         50,948
 Purchase of common stock                                (304,074)             -       (602,612)
 Dividends paid                                        (1,233,296)    (1,121,842)    (1,005,153)
  Net cash from financing activities                   25,601,952     14,941,815     13,698,162



              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31



                                                          1999           1998           1997

Net change in cash and cash equivalents                 9,960,435     (1,518,662)     3,084,372

Cash and cash equivalents at beginning of year         10,756,213     12,274,875      9,190,503

Cash and cash equivalents at end of year             $ 20,716,648   $ 10,756,213   $ 12,274,875

Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest expense                                   $ 10,184,300   $ 10,788,308   $  9,877,464
  Income taxes                                          1,849,988      1,370,000      1,100,000

Supplemental schedules of non-cash investing and
 financing activities:
  Real estate acquired through foreclosure           $    426,205   $     69,676   $          -
  Transfer of loans to loans held for sale                      -              -      4,597,849


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Bourbon Bancshares, Inc. (the Company) and its wholly-owned subsidiary, Kentucky Bank (the Bank). Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations: The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Scott,
Harrison, Woodford, Jessamine, and adjoining counties in Kentucky. As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC). The Company, a bank holding company, is regulated by the Federal Reserve.

Branch Acquisition: On August 13, 1999, the Bank acquired the Wilmore, Kentucky branch of National City Bank. Included in the purchase were $9.0 million in net deposits and $353,000 in fixed assets. The net deposits assumed exceeded the cash received by $287,000.

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

Investment Securities: The Company is required to classify its investment securities portfolio into three categories: trading securities, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading.

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

Intangible Assets: Intangible assets include a premium on deposits paid in connection with the acquisition of branches which is being amortized on a straight-line basis over ten or fifteen years and capitalized mortgage servicing rights which are being amortized over the life of the related loans.

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

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

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

NOTE  2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The reserve requirement at December 31, 1999 and 1998 was $7,544,000 and $5,988,000.

NOTE  3 - INVESTMENT SECURITIES

Year-end securities are as follows:

                                    Amortized Unrealized Unrealized  Fair
                                       Cost      Gains     Losses    Value
Available for Sale

1999
 U. S. Treasury                    $18,012,932  $     -  $ (58,683) $17,954,249
 U. S. government agencies           5,983,561        -    (81,261)   5,902,300
 States and political subdivisions   3,642,574   44,699     (6,121)   3,681,152
 Mortgage-backed                    26,317,036    5,812   (550,487)  25,772,361
 Other                               1,806,933   14,730   (201,399)   1,620,264

  Total                            $55,763,036  $65,241  $(897,951) $54,930,326


1998
 U. S. Treasury                    $16,013,161  $74,300  $       -  $16,087,461
 U. S. government agencies           5,979,883      406     (1,210)   5,979,079
 States and political subdivisions   3,641,873  161,498          -    3,803,371
 Mortgage-backed                    25,725,143   71,089   (172,037)  25,624,195
 Other                               3,959,643    9,161    (43,176)   3,925,628

  Total                            $55,319,703 $316,454  $(216,423) $55,419,734


Held to Maturity

1999
 States and political subdivisions $15,692,975 $361,580  $(137,756) $15,916,799

1998
 States and political subdivisions $16,933,755 $923,038  $  (2,243) $17,854,550

The amortized cost and fair value of investment securities at December 31, 1999, by category and contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

                                              Amortized         Fair
                                                Cost            Value
Available for Sale
 Due in one year or less                     $13,992,453      $13,946,162
 Due after one year through five years        13,013,406       12,959,679
 Due after five years through ten years          876,226          873,024
                                              27,882,085       27,778,865

 Mortgage-backed                              26,317,036       25,772,361
 Equity                                        1,563,909        1,379,100

  Total                                      $55,763,036      $54,930,326


Held to Maturity
 Due in one year or less                   $   650,790  $   655,643
 Due after one year through five years       7,758,325    8,034,867
 Due after five years through ten years      4,406,937    4,480,209
 Due after ten years                         2,876,923    2,746,080

        Total                              $15,692,975  $15,916,799

Proceeds  from sales of investment securities during  1999,  1998 and  1997  were  $17,828,018, $6,548,219 and  $17,343,034.  Gross gains of $29,674, $40,955 and $31,347 and gross losses of $28,768, $0 and $17,661, were realized on those sales.

Investment securities with an approximate carrying value of $61,321,000 and $55,657,000 at December 31, 1999 and 1998, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

NOTE  4 - LOANS

Loans at year-end were as follows:

                                              1999        1998

Commercial                               $ 17,713,094   $ 15,177,364
Real estate construction                   17,003,060     11,055,329
Real estate mortgage                      134,809,876    118,735,789
Agricultural                               46,442,610     44,198,784
Consumer                                   22,357,830     17,607,474
Other                                         280,075        159,387

                                         $238,606,545   $206,934,127

Activity in the allowance for loan losses was as follows:

                                    1999        1998        1997

Beginning balance                $2,734,589  $2,321,536  $2,101,081
Charge-offs                        (410,245)   (368,017)   (355,123)
Recoveries                           78,856      80,670      82,778
Provision for loan losses           699,600     700,400     492,800

Ending balance                   $3,102,800  $2,734,589  $2,321,536

Impaired loans totaled $201,085 and $286,000 at December 31, 1999 and 1998. The average recorded investment in impaired loans during 1999, 1998 and 1997 was $244,000, $310,000 and $192,000.
The total allowance for loan losses related to these loans was $10,000 and $85,000 at December 31, 1999 and 1998. Interest
income on impaired loans of $18,000, $22,000 and $23,000 was recognized for cash payments received in 1999, 1998 and 1997.

Nonperforming loans were as follows:
                                                1999       1998      1997

Loans past due over 90 days still on accrual  $549,000   $790,000  $154,000
Nonaccrual loans                                63,000    136,000   173,000

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $108,480,000 and $103,122,000 at December 31, 1999 and 1998.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $646,000 and $593,000 at December 31, 1999 and 1998.

Changes in mortgage servicing rights were as follows:

                                    1999        1998       1997

Beginning balance                 $ 533,822   $ 314,877   $ 189,451
Additions                           228,016     330,902     184,125
Amortization                       (155,351)   (111,957)    (58,699)

Ending balance                    $ 606,487   $ 533,822   $ 314,877

Certain directors and executive officers of the Company and companies in which they have beneficiary ownership were loan customers of the Bank during 1999 and 1998. Such loans were made in the ordinary course of business at the Bank's normal credit terms and interest rates. An analysis of the activity with respect to all director and executive officer loans is as follows:

                                                1999         1998
Balance, beginning of year                    $1,216,000   $1,824,000
Additions, including loans now meeting
 disclosure requirements                         615,000      704,000
Amounts collected, including loans no
 longer meeting disclosure requirements         (657,000)  (1,312,000)

Balance, end of year                          $1,174,000   $1,216,000

NOTE  5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                1999          1998

Land and buildings                           $ 7,717,995   $ 7,040,895
Furniture and equipment                        5,800,240     5,423,361
                                              13,518,235    12,464,256
Less accumulated depreciation                 (6,436,375)   (5,670,258)

                                             $ 7,081,860   $ 6,793,998

Depreciation expense was $766,117, $667,799, and $523,892 in 1999, 1998, and 1997.

NOTE  6 - DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits are as follows:

        2000                                 $108,940,738
        2001                                   24,824,192
        2002                                    1,266,304
        2003                                      911,140
        2004 and thereafter                       792,094

                                             $136,734,468

Certain directors and executive officers of the Company and companies in which they have beneficiary ownership, are deposit customers of the Bank. The amount of these deposits was approximately $2,522,000 and $3,173,000 at December 31, 1999 and 1998.

NOTE  7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The securities underlying the agreements are maintained in a third-party custodian's account under a written custodial agreement. Information concerning securities sold under agreements to repurchase for 1999 and 1998 is summarized as follows:

                                                1999         1998

Average daily balance during the year         $ 5,683,000   $4,329,000
Average interest rate during the year               4.37%        4.76%
Maximum month-end balance during the year     $10,333,000   $6,713,000

NOTE  8 - FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Bank to borrow advances from the FHLB. At December 31, 1999 and 1998, $26,592,305 and $6,953,502 represented the balance due on advances from the FHLB. All advances are paid either on a monthly basis or at maturity, over remaining terms of one to eight years, with either a variable interest rate which was 4.75% on December 31, 1999 or fixed interest rates ranging from 5.05% to 6.80%. Advances subject to the variable rate were $10,000,000 on December 31, 1999. Advances are secured by the FHLB stock and substantially all first mortgage loans. Scheduled principal payments due on advances during the years subsequent to December 31, 1999 are as follows: 2000 - $11,230,522; 2001 - $226,717; 2002 - $239,613;
2003 - $4,817,531; 2004 - $10,022,174; and for years thereafter -
$55,748.

NOTE  9 - INCOME TAXES

Income tax expense (benefit) was as follows:

                                    1999         1998         1997

Current payable                  $1,697,291   $1,306,758   $1,158,777
Deferred                             22,394       64,844      (10,853)

                                   $1,719,685 $1,371,602 $1,147,924

Year-end  deferred tax assets and liabilities  were  due  to  the
following.   No  valuation  allowance  for  the  realization   of
deferred tax assets is considered necessary.

                                                1999       1998
Deferred tax assets
 Allowance for loan losses                   $ 861,717   $ 736,526
 Unrealized loss on investment securities      283,121           -
 Premium on deposits purchased                 156,646     127,144
 Deferred loan fees                              1,279      22,547
 Other                                          29,763      46,597

Deferred tax liabilities
 Bank premises and equipment                  (142,812)   (131,872)
 Unrealized gain on investment securities            -     (55,802)
 FHLB stock                                   (455,991)   (379,151)
 Mortgage servicing rights                    (206,206)   (181,499)
 Other                                         (54,278)    (27,780)

  Net deferred tax asset                     $ 473,239   $ 156,710

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

                                             1999      1998      1997

U. S. federal income tax rate                34.0%     34.0%     34.0%
Changes from the statutory rate
 Tax-exempt investment income                (7.2)     (8.7)    (10.0)
 Non-deductible interest expense related to
  carrying tax-exempt investments              .8       1.1       1.3
 Other                                         .3        .1      (0.1)

                                             27.9%     26.5%     25.2%

NOTE  10 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

                                            1999         1998         1997
Basic Earnings Per Share
 Net income                             $ 4,450,113  $ 3,803,516  $ 3,408,034
 Weighted average common shares
  outstanding                             2,803,276    2,801,320    2,792,402
 Basic  earnings  per share             $      1.59  $      1.36  $      1.22

Diluted Earnings Per Share
 Net income                             $ 4,450,113  $ 3,803,516  $ 3,408,034
 Weighted average common shares
  outstanding                             2,803,276    2,801,320    2,792,402
 Add dilutive effects of assumed
  exercise of stock options                  64,667       59,974       51,192
 Weighted average common and dilutive
  potential common shares outstanding     2,867,943    2,861,294    2,843,594
  Diluted  earnings per share           $      1.55  $      1.33  $      1.20

Stock options for 600 shares of common stock were not considered in computing earnings per share for 1997 because they were antidilutive.

NOTE  11 - RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of its employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Benefits are based on one percent of employee average earnings for the previous five years times years of credited service.

Information about the pension plan was as follows:
                                                 1999        1998
Change in benefit obligation:
 Beginning benefit obligation                 $2,032,917   $1,813,183
 Service cost                                    188,925      143,717
 Interest cost                                   169,649      143,564
 Actuarial adjustment                            420,482            -
 Benefits paid                                   (79,880)     (67,547)
  Ending benefit obligation                    2,732,093    2,032,917

Change in plan assets, at fair value:
 Beginning plan assets                         2,500,009    1,995,586
 Actual return                                   272,728      348,607
 Employer contribution                           234,801      223,363
 Benefits paid                                   (53,707)     (67,547)
  Ending plan assets                           2,953,831    2,500,009

Funded status                                    221,738      467,092
Unrecognized net actuarial gain                 (195,185)    (515,005)
Unrecognized prior transition asset               (3,345)      (3,717)

Prepaid (accrued) benefit cost                $   23,208   $  (51,630)

Net periodic pension cost include the following components:

                                    1999        1998        1997

Service cost                     $ 188,925   $ 143,717   $ 137,229
Interest cost                      169,649     143,564     126,623
Expected return on plan assets    (198,239)   (179,940)   (136,298)
Amortization of transition asset      (372)       (372)       (372)

Net periodic cost                $ 159,963   $ 106,969   $ 127,182

Discount rate on benefit obligation      7%          8%          8%
Long-term expected rate of return on
 plan assets                             8%          8%          8%
Rate of compensation increase            5%          5%          5%

The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company's Board of Directors. Expense recognized in connection with the plan was $165,087, $181,743 and $166,647 in 1999, 1998 and 1997.

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

Summary of stock option transactions are as follows:

                                  1999             1998             1997
                                    Weighted         Weighted         Weighted
                                    Option           Option           Option
                           Options  Price   Options  Price   Options  Price

Outstanding,
 beginning of year         130,760  $11.36  125,640  $ 9.74  117,100  $  8.60
Granted                     25,780   20.62   27,200   15.88   22,000    12.62
Canceled                         -       -   (2,000)  14.55   (1,300)    8.00
Exercised                   (7,600)   7.13  (20,080)   7.04  (12,160)    4.19
Outstanding, end of year   148,940  $13.17  130,760  $11.36  125,640  $  9.74

Weighted remaining contractual
 life                         90.4 months      81.6 months       69.3 months

                                    1999         1998        1997
                                   Options      Options     Options
Options outstanding
 From $3.92 to $6.38 per share      19,600       24,720      35,800
 From $8.63 to $11.14 per share     30,480       32,640      40,640
 From $12.00 to $15.50 per share    69,900       70,200      49,200
 From $18.00 to $20.63 per share    28,960        3,200           -
                                   148,940      130,760     125,640
Eligible for exercise
  From $3.92 to $6.38 per share     19,600       24,720      35,800
  From $8.63 to $11.14 per share    30,480       29,360      36,480
  From $12.00 to $15.50 per share   31,740       16,920      15,240
  From $18.00 to $20.50 per share    2,680            -           -
                                    84,500       71,000      87,520

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting periods. The pro forma effect on net income and earnings per share of this statement are as follows:

                                  1999        1998         1997
Net income
 As reported                  $4,450,113   $3,803,516   $3,408,034
 Pro forma                     4,368,134    3,747,871    3,375,248

Basic earnings per share
 As reported                    $   1.59     $  1.36     $   1.22
 Pro forma                          1.56        1.34         1.21

Diluted earnings per share
 As reported                    $   1.55     $  1.33     $   1.20
 Pro forma                          1.53        1.32         1.19

Weighted averages
 Fair value of options granted  $   5.14     $  4.52     $   3.62
 Risk free interest rate           4.82%       5.20%        6.50%
 Expected life                   8 years      8 years     8 years
 Expected volatility              18.17%      23.40%       21.79%
 Expected dividend yield           2.13%       2.53%        2.86%

NOTE  13 - LIMITATION ON BANK DIVIDENDS

The Company's principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. During 2000 the Bank could, without prior approval, declare dividends of approximately $3,254,000 plus any 2000 net profits retained to the date of the dividend declaration.

NOTE  14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:
                                 1999                 1998
                              Carrying    Fair      Carrying   Fair
                               Amount    Value       Amount   Value
                                           (In Thousands)
Financial assets
 Cash and cash equivalents    $ 20,717  $ 20,717   $ 10,756   $10,756
 Investment securities          70,623    70,847     72,353    73,274
 Mortgage loans held for sale    3,494     3,494      5,909     5,978
 Loans, net                    235,504   234,778    204,200   204,716
 FHLB stock                      3,346     3,346      3,120     3,120
 Interest receivable             2,108     2,108      2,034     2,034

Financial liabilities
 Deposits                     $274,566  $275,192   $258,740  $259,532
 Securities sold under
  agreements to repurchase
  and other borrowed funds      11,858    11,858     11,248    11,248
 FHLB advances                  26,592    25,892      6,954     7,033
 Interest payable                2,142     2,142      1,789     1,789

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not considered material.

NOTE  15 - OFF BALANCE SHEET ACTIVITIES

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

Financial instruments with off balance sheet risk were as follows at year-end:

                                                 1999           1998

Unused lines of credit                        $37,976,000    $34,728,000
Commitments to make loans                       3,800,000      3,892,000
Letters of credit                                 453,000        586,000
Commitments to sell loans                               -      4,000,000

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 7.63% to 8.25% with maturities ranging from 15 to 30 years.

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

NOTE 17 - STOCKHOLDER'S EQUITY

Stock Split: On March 9, 1999, the stockholders approved an amendment to Bourbon Bancshares, Inc.'s Articles of Incorporation to increase the authorized common stock to 10,000,000 shares. On June 8, 1999, the stockholders approved a two-for-one common stock split. All shares and per share amounts have been retroactively restated to reflect the split.

Regulatory Matters: The Company and the Bank are subject to various regulatory capital requirements administered by the
federal  banking  agencies.   Failure  to  meet  minimum  capital
requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company's and the Bank's actual amounts and ratios are presented in the table below:

                                                                                To Be Well
                                                                               Capitalized
                                                                               Under Prompt
                                                              For Capital       Corrective
                                              Actual       Adequacy Purposes Action Provisions
                                           Amount  Ratio     Amount  Ratio    Amount   Ratio
1999                                                      (Dollars in Thousands)
Consolidated
  Total Capital (to Risk-Weighted Assets) $33,510   14.3%    $18,714   8%    $23,392   10%
  Tier I Capital (to Risk-Weighted Assets) 30,584   13.1       9,357   4      14,035    6
  Tier I Capital (to Average Assets)       30,584    9.6      12,755   4      15,944    5
Average Assets)

Bank Only
  Total Capital (to Risk-Weighted Assets) $30,431   13.1%    $18,563   8%    $23,204   10%
  Tier I Capital (to Risk-Weighted Assets) 27,528   11.9       9,281   4      13,922    6
  Tier I Capital (to Average Assets)       27,528    8.7      12,700   4      15,875    5


NOTE  17 - STOCKHOLDER'S EQUITY (Continued)


                                                                    To Be Well
                                                                                Capitalized
                                                                               Under Prompt
                                                              For Capital       Corrective
                                              Actual       Adequacy Purposes Action Provisions
                                          Amount  Ratio      Amount  Ratio    Amount   Ratio
                                                       (Dollars in Thousands)
1998
Consolidated
  Total Capital (to Risk-Weighted Assets) $30,333   14.6%    $16,621   8%    $20,776   10%
  Tier I Capital (to Risk-Weighted Assets) 27,732   13.3       8,340   4      12,511    6
  Tier I Capital (to Average Assets)       27,732    9.6      11,555   4      14,444    5

Bank Only
  Total Capital (to Risk-Weighted Assets)  $28,360  13.7%    $16,561   8%    $20,701   10%
  Tier I Capital (to Risk-Weighted Assets)  25,771  12.5       8,247   4      12,370    6
  Tier I Capital (to Average Assets)        25,771   8.9      11,582   4      14,478    5


NOTE  18 - PARENT COMPANY FINANCIAL STATEMENTS

                    Condensed Balance Sheets
                           December 31

                                                1999      1998
                                                 (In Thousands)
ASSETS
Cash on deposit with subsidiary                 $ 1,606   $   967
Investment in subsidiary                         28,663    27,411
Investment securities available for sale          1,379       977
Other assets                                         71        17

Total assets                                    $31,719   $29,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                     $     -   $     -

Stockholders' equity
 Preferred stock                                      -         -
 Common stock                                     6,491     6,474
 Retained earnings                               25,778    22,832
 Accumulated other comprehensive income            (550)       66

Total liabilities and stockholders' equity      $31,719   $29,372

     Condensed Statements of Income and Comprehensive Income
                     Years Ended December 31

                                                   1999    1998     1997
                                                       (In Thousands)
Income
 Dividends from subsidiary                        $2,700   $2,330   $2,100
 Interest income                                      28        5        -
  Total income                                     2,728    2,335    2,100

Expenses
 Interest expense                                      -        -       10
 Other expenses                                       53       25       21
  Total expenses                                      53       25       31

Income before income taxes and equity in
 undistributed income of subsidiary                2,675    2,310    2,069

Applicable income tax benefits                         9        7       11

Income before equity in undistributed
 income of subsidiary                              2,684    2,317    2,080

Equity in undistributed income of subsidiary       1,766    1,487     1,328

Net income                                         4,450    3,804     3,408

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities arising
  during the period                                 (615)    (140)      240
 Reclassification of realized amount                   -      (27)       (9)

 Net change in unrealized gain (loss) on securities (615)    (167)      231

Comprehensive income                              $3,835   $3,637    $3,639

     Condensed Statements of Cash Flows
           Years Ended December 31

                                               1999      1998      1997
                                                    (In Thousands)
Cash flows from operating activities
 Net income                                   $ 4,450   $ 3,804   $ 3,408
 Adjustments to reconcile net income to net
  cash from operating activities
   Equity in undistributed earnings of
     subsidiary                                (1,766)   (1,487)   (1,328)
   Change in other assets                          (3)       (8)        8
   Change in other liabilities                      -         -       (11)
     Net cash from operating activities         2,681     2,309     2,077


Cash flows from investing activities
Purchase of investment securities available
  for sale                                      (555)      (977)        -


Cash flows from financing activities
 Dividends paid                               (1,233)    (1,122)   (1,005)
 Proceeds from issuance of common stock           50        141        51
 Purchase of common stock                       (304)        -       (603)
  Net cash from financing activities          (1,487)      (981)   (1,557)

Net change in cash                               639        351       520

Cash at beginning of year                        967        616        96

Cash at end of year                          $ 1,606    $   967   $   616

                 REPORT OF INDEPENDENT AUDITORS



Board of Directors
Bourbon Bancshares, Inc.
Paris, Kentucky



We have audited the accompanying consolidated balance sheets of Bourbon Bancshares, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bourbon Bancshares, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                              /s/Crowe, Chizek and Company LLP

                              Crowe, Chizek and Company LLP

Lexington, Kentucky
January 21, 2000

Bourbon Bancshares, Inc.
Board of Directors

Buckner Woodford
President and Chief Executive Officer;
Kentucky Bank and Bourbon Bancshares, Inc.
Class of 2000

William R. Stamler
Chairman, Signal Investments, Inc.
Class of 2000

Henry Hinkle
President; Hinkle Contracting Company
Class of 2002

Robert G. Thompson
Director, Paris/Bourbon County YMCA; Snow Hill Farm
Class of 2002

Theodore Kuster
Farmer and Thoroughbred Breeder; West View Farm
Class of 2002

James L. Ferrell, M.D.
Physician; Chairman, Bourbon Bancshares, Inc.
Class of 2001

William M. Arvin
Attorney
Class of 2001

Kentucky Bank - Board of Directors

Buckner Woodford
President and Chief Executive Officer;
Bourbon Bancshares, Inc. and Kentucky Bank

Joe Allen
Executive Vice President, Kentucky Bank

William M. Arvin
Attorney, William M. Arvin and Associates

Dr. Gus A. Bynum
Physician

Bonnie Dean
Retired - Nicholasville City Clerk, Treasurer

James L. Ferrell, M.D.
Physician

Dr. William J. Graul
Physician

Mary Beth Hendricks
Director of Clark County Child Support Services

Henry Hinkle
President; Hinkle Contracting Company

Theodore Kuster
Farmer and Thoroughbred Breeder; West View Farm

Joseph B. McClain
President; Hopewell Insurance Company, Inc.

William R. Stamler
Chairman, Signal Investments, Inc.

Robert G. Thompson
Director, Paris/Bourbon County YMCA

Gerald M. Whalen
President, Whalen and Co. Insurance and Real Estate

REGIONAL BOARD OF DIRECTORS
CLARK

C. Richard Gamble
Investor

Donald Pace
Consultant, Clark Co. Schools

Ed Saunier
President, Saunier North American Van Lines

Mary Beth Hendricks
Director of Clark County Child Support Services

John G. Roche
Optician

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

Mike Hockensmith
Owner and President, The Hockensmith Agency, Inc.

George Lusby
County Judge Executive


JESSAMINE

William M. Arvin
Attorney, William M. Arvin and Associates

Dan Brewer
Bluegrass RECC

Bonnie Dean
Retired - Nicholasville City Clerk, Treasurer

Eva McDaniel
Jessamine County Clerk

OFFICERS
BOURBON COUNTY
PARIS
Buckner Woodford - President and CEO
Joe Allen - Executive Vice President
James P. Shipp, Jr. - Sr. Vice President, Branch Administration
Norman J. Fryman - Sr. Vice President, Director of Lending
Greg Dawson - Vice President, Chief Financial Officer
Hugh Crombie - Vice President, Operations
Bill Reynolds - Vice President, Trust Officer
Brenda Bragonier - Vice President, Director of Marketing and Human Resources R.W. Collins, Jr. - Vice President, Loan Officer
Michael Lovell - Vice President, Loan Officer
George Wilder - Vice President, Loan Officer
Nicholas L. Carter - Assistant Vice President, Loan Officer
Cathy Hill  - Assistant Vice President, Loan Officer
Brenda Berry - Accountant
Mary Lou Boyle - Human Resources
Wallis Brooks - Branch Manager
Patty Carpenter - Loan Operations Officer
Paul Clift - Systems Support
Janice Hash - Accountant and Purchasing Agent
Jean Patton - Compliance/CRA/Quality Control
Donald Roe - Data Processing
Lydia Sosby - Corporate and Automated Products Officer
Rick Wagner - Maintenance Supervisor
Martha Woodford - Corporate and Automated Products Officer
Jan Worth - Trust Officer

Lexington Road Branch
Rita Bugg - Vice President, Branch Manager, Loan Officer

Pleasant Street Branch
Philip Hurst - Assistant Branch Manager

CLARK COUNTY
WINCHESTER
Tim Duncan - Regional Vice President
Becky Taulbee - Assistant Vice President, Loan Officer
Darryl Terry - Vice President, Loan Officer
Carolyn Wilkins - Calling Officer
Ron Burden, Vice President, Loan Officer

Colby Road Branch
Teresa Shimfessel - Assistant Vice President, Branch Manager, Loan Officer

WOODFORD COUNTY
VERSAILLES
Duncan Gardner - Regional Vice President
A.J. Gullett - Assistant Vice President, Loan Officer

SCOTT COUNTY
PARIS PIKE BRANCH
Jennifer Roberts - Assistant Vice President, Branch Manager, Loan Officer

GEORGETOWN
Mark Walls - Regional Vice President
Ben Sargent - Assistant Vice President, Loan Officer

JESSAMINE COUNTY
NICHOLASVILLE
Tom Buford - Regional Vice President
Jeanie Thompson - Assistant Cashier & CSR
Rick Walling - Assistant Vice President, Loan Officer

WILMORE
Freida Lear, Assistant Vice President, Branch Manager, Loan Officer

HARRISON COUNTY
CYNTHIANA LOAN PRODUCTION OFFICE
Ken DeVasher - Regional Manager, Loan Officer

Exhibit 21     Subsidiaries of Registrant

              Bourbon Bancshares, Inc.'s Subsidiary

                          Kentucky Bank

                           EXHIBIT 23

                 CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Form S-8 Registration Statement No. 333-92725 of Bourbon Bancshares, Inc., of our report dated January 21, 2000 on the consolidated financial statements of Bourbon Bancshares, Inc. as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 as included in the registrant's annual report on Form 10-K.

/s/Crowe, Chizek and Company LLP

Crowe, Chizek and Company LLP


Lexington, KY
March 29, 2000

Exhibit 99.1   Proxy Statement

                       BOURBON BANCSHARES
                         400 Main Street
                      Paris, Kentucky 40361

            NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                     TO BE HELD MAY 2, 2000

                                        March 17, 2000
To our Shareholders:

     The annual meeting of the shareholders of Bourbon Bancshares
     (the "Company") will be held on Tuesday, May 2, 2000 at
     11:00 a.m. local time, at the Lexington Road Branch of Kentucky Bank, Paris, Kentucky, for the purposes of:

     1.   Election of directors; to elect two Class I directors

     2. Ratification of Independent Auditors. To act upon a proposal to ratify the appointment of Crowe, Chizek and Company LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2000.

     3. Other Business. To act upon such other matters as may properly be brought before the Annual Meeting or any adjournment thereof. The Board of Directors does not know of any other matter to come before the Annual Meeting.

     Information regarding the matters to be acted upon at the Annual Meeting is contained in the Proxy statement accompanying this Notice. Only those holders of record of the corporation's common stock at the close of business on March 17, 2000, are entitled to notice of and to vote at the Annual Meeting and any adjournment thereof.

     All Shareholders are cordially invited to attend the Annual
     Meeting, but whether or not you expect to attend the Annual
     Meeting in person, please sign and date the enclosed Proxy and return it promptly so your stock may be voted.

     Thank you for your time and consideration. Please feel free to contact my office should you have any questions.

                         BY ORDER OF THE BOARD OF DIRECTORS

                         /s/Buckner Woodford
                         Buckner Woodford
                         President Bourbon Bancshares, Inc.

YOUR VOTE IS IMPORTANT

PLEASE MARK, SIGN, DATE AND RETURN THE ACCOMPANYING PROXY
IMMEDIATELY EVEN IF YOU PLAN TO ATTEND THE ANNUAL MEETING.

                    BOURBON BANCSHARES, INC.

                         PROXY STATEMENT

INTRODUCTION

     This Proxy Statement is being furnished to shareholders of Bourbon Bancshares, Inc., a Kentucky Corporation (the "Company"), in connection with the solicitation of proxies by the Board of Directors of the Company (the "Board") from holders of record of the Company's outstanding Common Shares (the "Common Shares") as of the close of business on March 17, 2000 (the "Annual Meeting Record Date"), for use at the Annual Meeting of Shareholders of the Company (the "Annual Meeting") to be held on Tuesday, May 2, 2000, at 11:00 a.m. (Eastern Daylight Time) at the Company's Lexington Road Branch office of Kentucky Bank, Fourth and Main Streets, Paris, Kentucky, and at any adjournment or postponement thereof. This Proxy Statement is first being mailed to the Company's shareholders on or about March 17, 2000. The principal executive offices of the Company are located at Fourth and Main Streets, Paris, Kentucky 40361. Its telephone number is (606) 987-1795.

Purposes of the Annual Meeting

     At the Annual Meeting, holders of Common Shares will be asked to consider and to vote upon the following matters:

     (1)  To elect two Class I directors:
     (2) To ratify the appointment of Crowe, Chizek and Company LLP as the Company's independent auditors for the 2000 fiscal year end
     (3) To transact such other business as may properly come before the meeting.

     The Board recommends that shareholders vote FOR the election of the Board's nominees for Class I directors and the ratification of the Board's appointment of Crowe, Chizek and Company LLP as the Company's independent auditors for the 2000 fiscal year. As of the date of this Proxy Statement, the Board knows of no other business to come before the Annual Meeting.

Voting Rights and Proxy Information

     Only holders of record of Common Shares as of the close of business on the Annual Meeting Record Date will be entitled to notice of and to vote at the Annual Meeting or any adjournment or postponement thereof. As of December 31, 1999, there were 2,802,471 Common Shares outstanding and entitled to vote at the Annual Meeting. The presence either in person or by properly executed proxy, of the holders of a majority of the outstanding Common Shares as of the Annual Meeting Record Date is necessary to constitute a quorum at the Annual Meeting. Holders of Common Shares are entitled to one vote per share on any matter, other than the election of directors, that may properly come before the Annual Meeting. In the election of directors, holders of Common Shares have cumulative voting rights whereby each holder is entitled to vote the number of Common Shares owned multiplied by two (the number of directors to be elected at the Annual Meeting), and each holder may cast the whole number of votes for one candidate or distribute such votes among two or more candidates. The Board of Directors is soliciting discretionary authority for the individuals appointed in the proxies to cumulate votes represented by properly executed proxies and to vote for less than all the Company's nominees to the Board if deemed appropriate to ensure the election of as many of the Company's nominees to the Board as possible.

     Those persons receiving the two highest number of votes in the election of directors (net of any votes against their election) will be elected to the Board. The appointment of Crowe, Chizek and Company LLP as the company's independent auditors for the 2000 year will be ratified, if the votes cast in favor of ratification exceed the votes cast against that matter.

     All Common Shares that are represented at the Annual Meeting by properly executed proxies received prior to or at the Annual Meeting and not revoked will be voted at the Annual Meeting in accordance with the instructions indicated in such proxies. If no instructions are indicated, such proxies will be voted "FOR"
(I) the election of the Board's two nominees as Class I directors of the Company (or, if deemed appropriate by the individuals appointed in the proxies, cumulatively voted for less than all of the Board's nominees) and (II) the ratification of Crowe, Chizek and Company LLP as the Company's independent auditors for the 2000 year.

     Any proxy given pursuant to this solicitation may be revoked by the person giving it at any time before it is voted. Proxies may be revoked by (i) filing with the Company, to the attention of William C. Reynolds, Secretary, at or before the Annual Meeting, a written notice of revocation bearing a later date than the proxy, (ii) duly executing a subsequent proxy relating to the same Common Shares and delivering it to the Company at or before the Annual Meeting or (iii) attending the Annual Meeting and voting in person (although attendance at the Annual Meeting will not in and of itself constitute a revocation of a proxy). Any written notice revoking a proxy should be sent to Bourbon Bancshares, Inc., P. O. Box 157, Paris, Kentucky 40362-0157,
Attention:  William C. Reynolds, Secretary.

     The Company will bear the cost of the solicitation of proxies by the Board in connection with the Annual Meeting. In addition to solicitation by mail, the Company will request banks, brokers and other custodian nominees and fiduciaries to supply proxy material to the beneficial owners of Common Shares, and will reimburse them for their expenses in so doing. Certain directors, officers and other employees of the Company, not specially employed for this purpose, may solicit proxies without additional remuneration therefore, by personal interview, mail, telephone, facsimile or other electronic means.

ITEM 1 -- ELECTION OF DIRECTORS

     Under the Company's Articles of Incorporation, the Board of Directors consists of three different classes (Class I, Class II and Class III), each to serve, subject to the provisions of the Articles of Incorporation and Bylaws for a three year term and until his successor is duly elected and qualified. Except as listed below, each nominee for a Class II directorship has held the specified position for the last five years. The names of the nominees proposed for election as Class I directors, all of whom are presently directors of the Company, are set forth below. The Company is not aware of any other individual who may be nominated for election to the Board of Directors at the Annual Meeting.

William R. Stamler, Retired, is a consultant of Stamler Corp,
Oldenburg Group.  He has been a director since 1988.

Buckner Woodford, President of the bank and holding company.
Became a director in 1981.

The Board of Directors does not contemplate that any of the nominees will be unable to accept election as a director for any reason. However, in the event that one or more of such nominees is unable or unwilling to accept or is unavailable to serve, the persons named in the proxies or their substitutes shall have authority, according to their judgment, to vote or to refrain from voting for other individuals as directors.

     The Board recommends that shareholders vote "FOR" each of the above nominees for election as Class I directors of the Company.

            ITEM 2 -- RATIFICATION OF APPOINTMENT OF
                      INDEPENDENT AUDITORS

     The Company has appointed Crowe, Chizek and Company LLP, Louisville and Lexington, Kentucky as the Company's independent auditors for the fiscal year ending December 31, 2000. Eskew & Gresham, P.S.C. has served as the Company's independent auditors since 1982. In January 1998 Eskew & Gresham was merged into
Crowe, Chizek and Company LLP.   Services provided to the Company
and its subsidiaries by Crowe, Chizek and Company LLP with respect to the fiscal year ended December 31, 1999 included the examination of the Company's consolidated financial statements and consultations on various tax matters.

     In the event shareholders do not ratify the appointment of Crowe, Chizek and Company LLP as the Company's independent auditors for the 2000 year such appointment will be reconsidered by the Board.

     The Board recommends that shareholders vote "FOR" ratification of the appointment of Crowe, Chizek and Company LLP as the Company's independent auditors for the 2000 year.

OTHER MATTERS

     As of the date of this Proxy Statement, the Company knows of no business that will be presented for consideration at the Annual Meeting other than that referred to above. Proxies in the enclosed form will be voted in respect of any other business that is properly brought before the Annual Meeting in accordance with the judgment of the person or persons voting the proxies.

                              By Order of the Board of Directors

                              /s/William C. Reynolds

                              William C. Reynolds, Secretary


March 17, 2000

     This Proxy Form is Solicited by the Board of Directors

                    Bourbon Bancshares, Inc.
                         Paris, Kentucky


     The undersigned hereby appoints Buckner Woodford and William Reynolds, or either one of them (with full power to act alone), my proxy, each with the power to appoint his substitute, to represent me to vote all of the Corporation's Common Stock which I held of record or am otherwise entitled to vote at the close of business on March 17, 2000, at the 2000 Annual Meeting of Shareholders to be held on May 2, 2000 and at any adjournments thereof, with all powers the undersigned would possess if personally present, as follows:

I    ELECTION OF DIRECTORS

     __   FOR all nominees listed below (except as otherwise
     indicated below)

     __   AGAINST all nominees listed below

                        William Stamler, Buckner Woodford

(INSTRUCTION:  To withhold authority to vote for any individual nominee, write the nominee's name on the line)


II          RATIFICATION OF CROWE, CHIZEK AND CO. LLP AS
               INDEPENDENT AUDITORS

             ______FOR        ______AGAINST       _____ABSTAIN


III         OTHER BUSINESS.  In their discretion, the Proxies are
               authorized to act upon such other matters
             As may properly be brought before the Annual Meeting
               or any adjournment thereof.


           THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" ALL OF THE NOMINEES LISTED IN ITEM I AND "FOR" ITEMS 2 AND 3.

        (PLEASE DATE, MARK, SIGN AND RETURN IMMEDIATELY)

             This proxy form relates to ALL shares owned by the undersigned.

             This proxy form is solicited by the Board of Directors and will be voted as specified and in accordance with the accompanying proxy statement. If no instruction is indicated, this proxy form will be voted "FOR" all of the nominees listed in Item 1 and "FOR" Items 2 and 3.

             Please sign exactly as name appears. When shares are held by joint tenants, both should sign.
             When signing as attorney, as executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign full corporate name by President or other authorized officer. If a partnership, please sign partnership name by authorized person.

             DATE___________, 2000
                                    ______________________________________
                                    Signature


                                    _______________________________________
                                    Signature if held jointly