Form 10-Q
period 2000-03-31
BOURBON BANCSHARES INC /KY/
filed 2000-05-15
CIK 1000232

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
                             or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Registrant's telephone number, including area code: (859)987-1795

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes    X     No _____


Number of shares of Common Stock outstanding as of May 1, 2000:  2,817,731.

BOURBON BANCSHARES, INC.

                      Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

          Consolidated Balance Sheets                                   3

          Consolidated Statement of Income and Comprehensive Income
               Three Months Ending March 31, 2000 & 1999                4

          Consolidated Statements of Cash Flows
               Three Months Ending March 31, 2000 & 1999                5

          Notes to Consolidated Financial Statements                    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                  11

Part II - Other Information                                            14

Signatures                                                             14

Exhibits

     3.1  Articles of Incorporation of the Registrant (as
           amended and restated) dated May 6, 1993 and as
           amended on March 27, 1994 and on June 10, 1999              15
     11   Earnings Per Share Calculation                               29
     27   Financial Data Schedule                                      29

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        3/31/00   12/31/99
Assets
  Cash and due from banks                         $  9,243   $ 20,042
  Federal funds sold                                 2,168        675
    Cash and cash equivalents                       11,411     20,717
  Investment securities:
    Available for sale                              54,252     54,930
    Held to maturity                                15,848     15,693
  Mortgage loans held for sale                       3,508      3,494
  Loans                                            241,996    238,607
  Allowance for loan losses                          3,268      3,103
    Net loans                                      238,728    235,504
  Federal home loan bank stock                       3,404      3,345
  Bank premises and equipment, net                   6,967      7,082
  Interest receivable                                3,346      3,454
  Intangible assets                                  2,033      2,108
  Other assets                                         469      1,152
    Total assets                                  $339,966   $347,479

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                          $ 42,359   $ 42,931
    Savings and interest checking                   91,744     94,907
    Certificates of deposit                        144,712    136,728
      Total deposits                               278,815    274,566
  Securities sold under agreements to repurchase     7,952     10,331
  Other borrowed funds                               1,256      1,528
  Federal home loan bank advances                   16,484     26,592
  Interest payable                                   2,450      2,142
  Other liabilities                                    242        600
    Total liabilities                              307,199    315,759

Stockholders' equity
  Common stock                                       6,621      6,491
  Retained earnings                                 26,720     25,778
  Accumulated other comprehensive income              (574)      (549)
    Total stockholders' equity                      32,767     31,720
    Total liabilities & stockholders' equity      $339,966   $347,479

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)       Three Months Ending
                                          3/31/00   3/31/99
INTEREST INCOME:
  Loans, including fees                        $ 5,441  $ 4,480
  Investment securities                          1,026      969
  Other                                            125      123
    Total interest income                        6,592    5,572
INTEREST EXPENSE:
  Deposits                                       2,626    2,289
  Other                                            398      232
    Total interest expense                       3,024    2,521
  Net interest income                            3,568    3,051
  Loan loss provision                              188      175
  Net interest income after provision            3,380    2,876
OTHER INCOME:
  Service charges                                  615      465
  Loan service fee income                           73       71
  Trust department income                          159      127
  Investment securities gains, net                  (1)       7
  Gain on sale of mortgage loans                     -      148
  Other                                             81       41
    Total other income                             927      859
OTHER EXPENSES:
  Salaries and employee benefits                 1,325    1,195
  Occupancy expenses                               393      293
  Amortization                                     108      104
  Advertising and marketing                         91       74
  Taxes other than payroll, property and income     84       79
  Other                                            520      426
    Total other expenses                         2,521    2,171
  Income before taxes                            1,786    1,564
  Income taxes                                     478      445
  Net income                                     1,308    1,119

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities           (24)     (63)

Comprehensive Income                           $ 1,284  $ 1,056

Earnings per share
 Basic                                         $  0.47  $  0.40
 Diluted                                          0.46     0.39

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                              Three Months Ending
                                                           3/31/00  3/31/99
Cash Flows From Operating Activities
  Net Income                                              $  1,308 $  1,119
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 195      150
  Amortization                                                 107      137
  Investment securities (accretion) amortization, net          (21)       2
  Provision for loan losses                                    188      175
  Investment securities losses (gains), net                      1       (7)
  Originations of loans held for sale                       (2,934)  (8,722)
  Proceeds from sale of loans                                2,901    6,306
  Gain on sale of mortgage loans                                 -     (148)
  Changes in:
   Interest receivable                                         109      438
   Other assets                                                681      406
   Interest payable                                            308      124
   Other liabilities                                          (358)    (219)
    Net cash provided by operating activities                2,485     (239)
Cash Flows From Investing Activities
  Purchases of securities available for sale                (6,338) (15,629)
  Proceeds from sales of securities available for sale       2,000    4,847
  Proceeds from principal payments, maturities and
   calls of securities available for sale                    4,939   10,037
  Purchase of securities held to maturity                     (269)       -
  Proceeds from sales, principal payments, maturities
   and calls of securities held to maturity                    115        -
  Net change in loans                                       (3,412)   1,090
  Purchases of bank premises and equipment, net                (80)    (174)
    Net cash provided by investing activities               (3,045)     171
Cash Flows From Financing Activities:
  Net change in deposits                                     4,249     (234)
  Net change in securities sold under agreements to
   repurchase and other borrowings                          (2,651)  (4,493)
  Advances from Federal Home Loan Bank                           -    5,000
  Payments on Federal Home Loan Bank advances              (10,108)     (74)
  Proceeds from issuance of common stock                       130       11
  Purchase of common stock                                       -     (236)
  Dividends paid                                              (366)    (309)
    Net cash provided by financing activities               (8,746)    (335)
Net increase (decrease) in cash and cash equivalents        (9,306)    (403)
Cash and cash equivalents at beginning of period            20,717   10,756
Cash and cash equivalents at end of period                $ 11,411 $ 10,353

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2000 and March 31, 1999 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.
2. Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits.
3.   Dividends per share paid for the quarter ended March
  31, 2000 were $0.13 compared to $0.11 on March 31, 1999.
4. As of July 15, 1999, the Company approved a two for one stock split. Each shareholder received one additional share for each share they held. Relative numbers have been adjusted to reflect this change.
5. On August 13, 1999, Kentucky Bank acquired the Wilmore, Kentucky branch of National City Bank. Included in the purchase were $9.0 million in net deposits and $353,000 in fixed assets. The net deposits assumed exceeded the cash received by $287,000.
6. Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

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

Summary

Bourbon Bancshares, Inc. recorded net income of $1.3 million, or $0.47 per share and $0.46 per share assuming dilution for the first three months ended March 31, 2000 compared to $1.1 million, or $0.40 per share and $0.39 per share assuming dilution for the three month period ending March 31, 1999. The first three months reflects an increase in net income of 17%. The per share amounts above have been adjusted to reflect the 2 for 1 stock split effective in July 1999.

Return on average assets was 1.51% for the first three months ended March 31, 2000 compared to 1.45% for the same time period in 1999, an increase of 4%. Return on average equity was 16.3% and 15.2% for the three months ended March
31, 2000 and 1999, respectively, an increase of 7%.

Net Interest Income

Net interest income was $3.6 million for the three months ended March 31, 2000 compared to $3.1 million in 1999, resulting in an increase of $517 thousand or 16.9%. Loan volume continues to improve. Year to date average loans are up $28 million, or 13% from 1999 to 2000 resulting in an increase in loan interest income of $961 thousand for the first three months. Average deposits also increased from 1999 to 2000, up $16 million, or 6%. This increased volume has resulted in an increase in deposit interest expense of $337 thousand for the first three months.

Non-Interest Income

Non-interest income increased for the three-month period ended March 31 from $859 thousand in 1999 to $927 thousand in 2000. For the quarter, an increase of $150 thousand in service charges from 1999 to 2000 is mainly attributable to an improvement in overdraft charges of $83 thousand. Trust department income increased $32 thousand for the first quarter of 2000 compared to the same period in 1999. The reduction of loan gains of $148 thousand is attributable to an increase in rates in 2000 as compared to 1999. The reduction in rates resulted in a reduction of loan originations and refinances. Due to the volatility of rates, the level of activity and related income may continue to decline. The increase in other income of $40 thousand in the first quarter of 2000 as compared to the same time period in 1999 is a result of an increase in debit and credit card income of $40 thousand.

Non-Interest Expense

The explanations for the increase of $369 thousand in non-interest expenses from $2.2 million for the three months ended March 31, 1999 to $2.5 million for the same period in 2000 follows. Salaries and benefits increased $130 thousand for the first three months of 2000 compared to 1999, an increase of 10.9%. Salaries, excluding bonuses and incentives, increased 6.7% from 1999 to 2000. Employee benefits increased $75 thousand for this same period.

Occupancy expense increased $100 thousand to $393 thousand for the first three months of 2000 compared to 1999.
Depreciation is up $45 thousand for the year. Building and equipment maintenance was $47 thousand higher for the first three months of 2000. These increases are a result on the Company's continued emphasis on improving and maintaining its facilities.

Advertising and Marketing costs increased $17 thousand for the first three months of 2000 as compared to the same period in 1999. Continued efforts have been made by the Company to promote the name and the products of Kentucky
Bank. Other expenses for the first three months of 2000 compared to 1999 increased $94 thousand, from $426 thousand to $520 thousand. The cost of maintaining repossessed property was $15 thousand higher in the first quarter of 2000 compared to the same period in 1999. Losses from checking accounts have also increased $26 thousand during the first quarter of 2000 compared to the first quarter of 1999.

Income Taxes

The tax equivalent rate for the three months ended March 31 was 27% for 2000 and 28% for 1999. These rates being less than the statutory rate is a result of the tax-free securities and loans held by the Company.

Liquidity and Funding

The cash flow statements provide a useful analysis of liquidity. This report reveals a decrease of cash and cash equivalents for the first three months of 2000 of $9.3 million compared to a decrease of $0.4 million for the same period in 1999. In 2000, proceeds from the sale of loans were $2.9 million compared to $6.3 million in 1999. Five million dollars of 1999 loans were securitizations and of a nonrecurring nature. Originations of loans held for sale were $2.9 million and $8.7 million for the three months ending March 31, 2000 and 1999, respectively.

For the first three months, proceeds from security transactions have exceeded purchases by $447 thousand in 2000 whereas purchases exceeded proceeds by $700 thousand in 1999. Of these changes, principal payments on securities have amounted to over $939 thousand in 2000 and over $2 million for the same period in 1999.

During 2000, $10 million has been repaid to the Federal Home Loan Bank (FHLB). In 1999, $5 million in advances were received from the FHLB. Short-term borrowings decreased $3 million in 2000 and $4 million in 1999. Deposits increased $4 million in 2000 and were relatively flat in 19998.

Management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of March 31, 2000, the Company's non-performing assets totaled $1.8 million or 0.7% of loans compared to $1.1 million or 0.5% of loans in 1999. (See table below) Real estate loans composed 97% and 74% of the non-performing loans as of March 31, 2000 and 1999, respectively. Forgone interest income on the non-accrual loans for both 2000 and 1999 is immaterial.

Nonperforming Assets
                                               March 31
                                           (in thousands)
                                           2000        1999
Non-accrual Loans                           168         315
Accruing Loans which are
  Contractually past due
  90 days or more                         1,504         631
Restructured Loans                          130         142
Total Nonperforming and Restructured      1,802       1,088
Other Real Estate                           117          70
Total Nonperforming and Restructured
 Loans and Other Real Estate              1,919       1,158
Nonperforming and Restructured Loans
 as a Percentage of Loans                  0.74%       0.51%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                           0.56%       0.37%

Provision and Reserve for Possible Loan Losses

The 2000 three-month provision for loan losses of $188 thousand is higher than the 1999 number of $175 thousand. Loan growth has required management to increase the provision in order to maintain a reserve for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. As depicted in the table below, the loan loss reserve to total loans was 1.35% on March 31, 2000 and on March 31, 1999. Net charge-offs for the periods mentioned above have been relatively insignificant. Management feels the current loan loss reserve is sufficient to meet future loan problems.

Loan Losses

                                       Three Months Ended March 31
                                              (in thousands)
                                             2000         1999
Balance at Beginning of Period               3,104       2,735
Amounts Charged-off:
  Commercial                                     -           -
  Real Estate Mortgage                           -           -
  Agricultural                                   -           2
  Consumer                                      50          41
Total Charged-off Loans                         50          43
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                     1           2
  Real Estate Mortgage                           -           -
  Agricultural                                   -           -
  Consumer                                      25          16
Total Recoveries                                26          18
Net Charge-offs                                 24          25
Provision for Loan Losses                      188         175
Balance at End of Period                     3,268       2,885
Loans
  Average                                  238,644     211,003
  At March 31                              241,996     214,192
As a Percentage of Average Loans:
  Net Charge-offs                             0.01%       0.01%
  Provision for Loan Losses                   0.08%       0.08%
Allowance as a Percentage of
 Period-end Loans                             1.35%       1.35%
Allowance as a Multiple of
 Net Charge-offs                             136.2       115.4
Allowance as a percentage of non-performing
 And restructure loans                        1.81        2.65

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP model and an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below within the Board of Directors specified limits. As of March 31, 2000 the projected percentage changes are within the Board limits and the Company's interest rate risk is also with Board limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2000 is as follows:

(in thousands)

PROJECTED NET INTEREST INCOME

                                                 Level
Rate Change:                   - 300    - 100    Rates    + 100    + 300

 Year One  (4/1/00 - 3/31/01)
   Interest Income             24,429   26,586   27,667   28,747   30,907
   Interest Expense             9,886   11,872   12,865   13,858   15,844

       Net Interest Income     14,543   14,714   14,802   14,889   15,063


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

 Year One  (4/1/00 -  3/31/01)
   Interest Income             (3,238)  (1,081)   N/A      1,081   3,241
   Interest Expense            (2,979)    (993)   N/A        993   2,979

       Net Interest Income       (259)     (88)   N/A         88     262


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

 Year One  (4/1/00 - 3/31/01)
   Interest Income              -11.7%    -3.9%   N/A       3.9%   11.7%
   Interest Expense             -23.2%    -7.7%   N/A       7.7%   23.2%

       Net Interest Income       -1.7%    -0.6%   N/A       0.6%    1.8%

   Limitation on % Change      >-10.0%   >-4.0%   N/A     >-4.0% >-10.0%

These numbers are comparable to 1999. In 2000, year one reflected a decline in net interest income of 1.7% with a 300 basis point decline compared to the 0.4% decline in 1999. The 300 basis point increase in rates reflected a 1.8% increase in net interest income in 2000 compared to 0.6% in 1999. Percentage changes in 2000 are greater than 1999 reflecting slightly greater vulnerability to drastic shifts in interest rates.

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

The interest rate sensitivity analysis as of March 31 shown below depicts amounts based on the earliest period in which they can normally be expected to reprice. The chart reveals that assets and liabilities are fairly well matched for the early periods specified below. The 2000 numbers reflect a more negative position in the first two one-year time buckets due to the amount of 5 year loans originated, and deposits being generated, mainly with repricing opportunities of less than 2 years. The decay rates used for Demand deposits, NOW's, Savings and Money Market Savings are 5%, 30%, 20% and 30%, respectively.


(in thousands)
                                       Total   1 Year   2 Years  3 Years  4 Years  5 Years >5 Years
ASSETS
Cash & Due From Banks                   8,933        -        -        -        -        -    8,933
Fed Funds & Int-Earning Due from Banks  2,478    2,478        -        -        -        -        -
Investment Securities                  70,100   34,052   13,422    5,261    2,289    3,017   12,059
Loans (including held for sale)       241,996  103,517   32,943   40,208   38,853   24,120    2,355
Others Assets                          16,459        -        -        -        -        -   16,459

 Total Assets / Repricing Assets      339,966  140,047   46,365   45,469   41,142   27,137   39,806
  Repricing Assets - Accumulated               140,047  186,412  231,881  273,023  300,160  339,966
   % of Current Balance                           41.2%    13.6%    13.4%    12.1%     8.0%    11.7%
   % of Current Balance - Accumulated             41.2%    54.8%    68.2%    80.3%    88.3%   100.0%

LIABILITIES

Total Deposits                        278,815  158,896   35,985   15,252   11,074    8,533   49,075
Variable Rate Other Liabilities         8,457    8,457        -        -        -        -        -
Fixed Rate Other Liabilities           17,235    1,207      226      239   10,506    5,018       39
Other Liabilities                       2,692        -        -        -        -        -    2,692
Total Capital                          32,767        -        -        -        -        -   32,767

 Total Liabilities / Rericing Liab    339,966  168,560   36,211   15,491   21,580   13,551   84,573
 Repricing Liabilities - Accumulated           168,560  204,771  220,262  241,842  255,393  339,966
   % of Current Balance                           49.6%    10.7%     4.6%     6.3%     4.0%    24.9%
   % of Current Balance - Accum                   49.6%    60.2%    64.8%    71.1%    75.1%   100.0%

SUMMARY

Total Repricing Assets                         140,047   46,365   45,469   41,142   27,137   39,806
Total Repricing Liabilities                    168,560   36,211   15,491   21,580   13,551   84,573

    Total Repricing Gap (by bucket)            (28,513)  10,154   29,978   19,562   13,586  (44,767)

Total Repricing Assets - Cumulative   320,864  140,047  186,412  231,881  273,023  300,160  339,966
Total Repricing Liabilities - Cum     305,705  168,560  204,771  220,262  241,842  255,393  339,966

Repricing Gap - Cumulative             15,159  (28,513) (18,359)  11,619   31,181   44,767        -

Gap/Total Assets (by Bucket)                     -8.39%    2.99%    8.82%    5.75%    4.00%  -13.17%
Cumulative Gap/Total Assets                      -8.39%   -5.40%    3.42%    9.17%   13.17%    0.00%


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

Item 5.     Other Information

     None

Item 6.     Exhibits and Reports on Form 8-K

     1.   Exhibits as required by Item 601 of Regulation S-B.


          3.1  Articles of Incorporation of the Registrant (as amended and restated) dated May 6, 1993 and as amended March 27,
               1994 and June 10, 1999
          11   Earnings Per Share Calculation
          27   Financial Data Schedule

     2. No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Bourbon Bancshares, Inc.

Date  __5/12/00_________ __/s/Buckner Woodford____________
                         Buckner Woodford, President and C.E.O.

Date  __5/12/00_________ __/s/Gregory J. Dawson___________
                         Gregory J. Dawson, Chief Financial Officer

EXHIBIT 3.1

        AMENDED AND RESTATED ARTICLES OF INORPORATION

                             OF

                  BOURBON BANCSHARES, INC.

Pursuant to the provisions of KRS 271B.10-060 and .10-070, Bourbon Bancshares, Inc. (the "Corporation") amends and restates its Articles of Incorporation and in connection with these Amended and Restated Articles of Incorporation certifies the following:

     1.   The name of the corporation is Bourbon Bancshares, Inc.

     2. The complete text of the Corporation's Articles of Incorporation, as amended and restated, is set forth on Exhibit A hereto.

     3. The Amended and Restated Articles of Incorporation contain amendments to the Corporation's Articles of Incorporation requiring shareholder approval. On May 3, 1993, these amendments were approved by the shareholders of the Corporation at a meeting at which 581,210 Common Shares (the only outstanding class of shares of the Corporation) were entitled to be voted on the amendments, 473,686 Common Shares were indisputably represented at the meeting and 469,021 Common Shares were voted in favor of the amendments, representing a number of votes sufficient for approval by the shareholders of the Corporation.


DATED:  May 6, 1993


                                   BOURBON BANCSHARES, INC.



                                   By: __/s/Buckner Woodford____
                                     Buckner Woodford, President


This Instrument Prepared By:

 /s/David W. Harper____
David W. Harper
HIRN REED & HARPER
2000 Meidinger Tower
Louisville, KY  40202
(502)585-2450

                                                                  EXHIBIT A

                      AMENDED AND RESTATED
                   ARTICLES OF INCORPORATION

                               OF

                    BOURBON BANCSHARES, INC.


                           ARTICLE I

                              Name

      The  Corporation's  name shall be Bourbon  Bancshares, Inc.


                           ARTICLE II

                            Duration

     The Corporation's duration shall be perpetual.


                          ARTICLE III

                            Purposes

     The Corporation's purposes shall be to transact any and all lawful business for which corporations may be incorpo rated under the Kentucky Business Corporation Act ("KBCA"), as from time to time in existence or replaced by any successor Act.


                           ARTICLE IV

                       Authorized Shares

      The total number of shares that the Corporation shall have the authority to issue is 1,800,000 shares, which shall be divided into two classes as follows:

     1,500,000 Common Shares; and

     300,000 Preferred Shares.

     The designations, voting powers and relative rights and preferences of the shares shall be as follows:

     A.   Common Shares.

           1. Powers, Rights and Preferences. The Common Shares shall be without distinction as to powers, rights and preferences. Except as may be provided by the Board of Directors in a designation of any series of Preferred Shares (in accordance with the provisions of Paragraph B of Article
IV) or as otherwise declared by law, the Common Shares shall have the exclusive right to vote for the election of direc tors and on all other matters in which shareholders are generally entitled to vote. Except with respect to the election of directors (where cumulative voting is required), each of the Common Shares shall have one vote per share (which vote may not be split into fractional votes) on matters on which holders of Common Shares are entitled to vote.

           2. Dividends. After the requirements with respect to preferential dividends on Preferred Shares (fixed in accordance with the provisions of Paragraph B of Article
IV), if any, have been met and after the Corporation has complied with any requirements for setting aside sums as sinking funds or redemption or purchase accounts and subject further to any other conditions that may be established in accordance with the provisions of Paragraph B of Article IV, the holders of Common Shares shall be entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors.

            3.    Distributions  on  Common  Shares.   After
distribution in full of any preferential amount (as may be fixed in accordance with the provisions of Paragraph B of
Article IV) to be distributed to the holders of Preferred Shares, and subject to any further rights of the holders of Preferred Shares to participate in a liquidation, distribution or sale of assets, dissolution or winding-up of the Corporation, the holders of Common Shares shall be entitled to receive, upon the voluntary or involuntary liquidation, distribution or sale of assets, dissolution or winding-up of the Corporation, all of its remaining assets, tangible and intangible, of whatever kind available for distribution to the shareholders, ratably in proportion to the number of Common Shares held by each.

          4. Issuance of Common Shares. Common Shares may be issued from time to time as the Board of Directors shall determine and on such terms and for such consideration as shall be fixed by the Board of Directors.

     B.   Preferred Shares.

           1. Issuance by Board Resolutions; Series. The Board of Directors of the Corporation shall have authority by resolution to issue from time to time Preferred Shares in one or more series. Each series shall be distinctly desig nated by number, letter or title. All shares of any one series of Preferred Shares shall be alike in every particu lar. The powers, preferences and voting, relative, partici pating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

           2. Preferences and Rights. Subject to the provisions of subparagraph 3 of this Paragraph B of Article IV, the Board of Directors of the Corporation is hereby expressly granted authority to fix by resolution or resolu tions adopted prior to the issuance of any shares of each particular series of Preferred Shares, the designation, powers, preferences and voting, relative, participating, optional and other rights, and the qualifications, limita tions and restrictions thereof, if any, of such series, including, but without limiting the generality of the foregoing, the following:

                (a)  The distinctive designation of, and the
     number of Preferred Shares that shall constitute, the series, which number from time to time may be increased (except as otherwise fixed by the Board of Directors) or decreased (but not below the number of shares thereof then outstanding) from time to time by action of the Board of Directors;

                (b)   The rate and times at which,  and  the
     terms and conditions upon which, dividends on the shares of the series shall be paid, whether the divi dends shall be cumulative or non-cumulative, and if cumulative, from what date or dates, and the prefer ences or relation, if any, of such dividends to the dividends payable on any shares of any other series or class of stock of the Corporation;

                (c)   Whether shares of the series shall  be
     subject to redemption, and if so subject, whether they shall be subject to redemption (i) at the option of the Corporation, the shareholder, another person and/or upon the occurrence of a designated event, (ii) for cash, indebtedness, securities (including, without limitation, Common Shares) or other property, or any combination thereof, and (iii) for a designated amount or for an amount determined in accordance with a designated formula or by reference to extrinsic data or events; and, as to any shares of a series subject to redemption, such other terms and conditions on which the shares of the series may be redeemed;

               (d) Whether the holders of the shares of the series shall be entitled to the benefit of a sinking fund or redemption or purchase account to be applied to the purchase or redemption of the shares of the series and, if so entitled, the amount of such fund and the terms and conditions relative to the operation thereof;

                (e)   Whether the shares of the series shall
     be convertible into, or exchangeable for, any Common or other Preferred Shares of the Corporation or any other securities and, if so convertible or exchangeable, whether the conversion or exchange (i) is at the option of the Corporation, the shareholder, another person and/or upon the occurrence of a designated event, (ii) shall be for cash, indebtedness, securities (including, without limitation, Common Shares) or other property, or any combination thereof, and (iii) shall be for a designated amount or at a designated ratio, or for an amount or at a ratio determined in accordance with a designated formula or by reference to extrinsic data or events; and, as to any shares of a series so convert ible or exchangeable, such other terms and conditions on which the shares of the series may be converted or exchanged;

                (f)   The rights, if any, of the holders  of
     the shares of the series upon voluntary or involuntary liquidation, merger, consolidation, distribution or sale of assets, dissolution or winding-up of the Corporation;

                (g)   Whether the shares of the series shall
     have priority over or parity with or be junior to the shares of any other class or series, or shall be entitled to the benefit of limitations restricting (i) the creation of indebtedness of the Corporation, (ii) the issuance of shares of any other class or series having priority over or being on a parity with the shares of such series, or (iii) the payment of divi dends on, the making of other distributions with respect to, or the purchase or redemption of shares of any other class or series on parity with or ranking junior to the shares of any such series as to dividends or other distributions, and the terms of any such restrictions; or any other restrictions with respect to shares of any class or series on parity with or ranking junior to the shares of such series in any respect;

               (h) Whether and in what circumstances shares of a series shall have voting rights, which voting rights, if any, may be general, special, conditional or limited (and, in the case of special, conditional or limited voting rights, may confer upon holders of such series in certain circumstances the exclusive right to elect a majority of the members of the Board of Direc tors); and, as to any shares of a series having voting rights, the number of votes each holder shall be entitled to cast per each share of the series and whether holders of the series are entitled to vote separately or together with the holders of one or more other series of Preferred Shares on all or some matters as a separate voting group; and

                (i)  Any other powers, preferences, privileg
     es and relative, participating, optional, or other special rights of such series, and the qualifications, limitations or restrictions thereof, to the fullest extent now and hereafter permitted by law.

          3. Issuance of Preferred Shares. Subject to the following provisions of this subparagraph 3, shares of any series of Preferred Shares may be issued from time to time as the Board of Directors shall determine, on such terms and for such consideration as shall be fixed by the Board of Directors. The relative powers, preferences and rights of each series of Preferred Shares in relation to the powers, preferences and rights of each other series of Preferred Shares shall be as fixed from time to time by the Board of Directors in the resolution or resolutions adopted pursuant to authority granted in this Paragraph B of Article IV. Except as otherwise declared by law, the consent by class or series vote or otherwise of the holders of such of the series of the Preferred Shares as are from time to time outstanding shall not be required for the issuance by the Board of Directors of any other series of Preferred Shares, whether the powers, preferences and rights of such other series shall be fixed by the Board of Directors as senior to, or on a parity with, the powers, preferences and rights of such outstanding series, or any of them; provided, however, that the Board of Directors may provide in such resolution or resolutions adopted with respect to any series of Preferred Shares that the consent of the holders of a majority (or such greater proportion as shall be therein fixed) of the outstanding shares of such series voting thereon shall be required for the issuance of any or all other series of Preferred Shares.

                           ARTICLE V

                       Board of Directors

       A. Number. The business and affairs of the Corporation shall be managed and conducted by or under the direction of a Board of Directors. The number of directors (exclusive of directors to be elected by the holders of one or more series of Preferred Shares of the Corporation that may be outstanding, voting separately as a series or class) shall be fixed from time to time by the Board of Directors of the Corporation by resolution adopted by a majority of the entire Board of Directors, but in no event shall be less than nine (9) nor more than fifteen (15).

      B. Classes of Directors. The Board of Directors shall be divided into three classes, Class I, Class II and Class III, that shall be as nearly equal in number as reasonably possible; provided, however, that the number of directors in any one class may not exceed the number of directors in any other class by more than one. The initial allocation of directors among classes shall be established by resolution adopted by the holders of a majority of the outstanding shares of the Corporation entitled to vote in an election of directors.

     C. Terms of Office. Each initial director in Class I shall serve for a term expiring at the 1994 annual meeting of shareholders; each initial director in Class II shall serve for a term expiring at the 1995 annual meeting of shareholders; and each initial director in Class III shall serve for a term expiring at the 1996 annual meeting of shareholders. At each annual meeting of shareholders following adoption of these Amended and Restated Articles of Incorporation, the directors chosen to succeed those whose terms have expired shall be identified as being of the same class of directors they succeed and shall be elected to serve for a term ending on the third annual meeting of shareholders following the annual meeting of shareholders at which they were elected. Each director shall serve until his successor is duly elected and qualified, except in the case of death, resignation or removal.

      D. Removal. Subject to the rights, if any, of the holders of any series of Preferred Shares then outstanding, any director or the entire Board of Directors may be removed from office at any time, but only for cause and by the affirmative vote of the holders of at least 67% of all shares of the Corporation outstanding and then entitled to vote generally in an election of directors, voting together as a single class. Notwithstanding the immediately preceding sentence, if less than the entire Board of Directors is to be removed, no one of the directors may be removed if the votes cast against his removal would be sufficient to elect him if then cumulatively voted at an election of the class of directors of which he is a part.

      E. Vacancies. Subject to the rights, if any, of the holders of any series of Preferred Shares then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation or removal may be filled only by a majority vote of the directors then in office, though less than a quorum, and directors so chosen shall hold office for a term expiring at the annual meeting of shareholders at which the term of office of the class to which they have been elected expires or, in the case of newly created directorships, shall hold office until such time as determined by the directors electing such new director (in a manner consistent with Paragraph B of this Article V). No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

       F. Rights of Holders of Preferred Shares. Notwithstanding the foregoing, whenever the holders of any one or more series of Preferred Shares issued by the Corporation pursuant to Article IV shall have the right, voting separately as a class or by series, to elect directors at an annual or special meeting of shareholders, the election, term of office, removal, filling of vacancies and other features of such directorships shall be governed by the terms of the series of Preferred Shares applicable thereto, and such directors so elected shall not be divided into classes pursuant to this Article V unless expressly provided by the terms of the applicable series.

                           ARTICLE VI

                             Bylaws

     The Board of Directors is authorized to adopt, amend or repeal the Bylaws of the Corporation. Any Bylaws made by the directors under the powers conferred by this Article VI may be amended or repealed by the shareholders of the Corporation. The Bylaws may contain, among other matters, provisions requiring (i) advance notice of business to be conducted and shareholder proposals to be submitted at an annual meeting of shareholders of the Corporation, (ii) procedures for the nomination of persons for election to the Board of Directors, including nominations made other than by or at the direction of the Board of Directors, and (iii) provisions requiring that various provisions of the Bylaws may not be amended or repealed unless the holders of a supermajority percentage of the shares of the Corporation then entitled to vote generally in an election of directors, not to exceed 80%, voting together as a single class, approve such amendment or repeal.


                          ARTICLE VII

     Higher Vote for Certain Business Combinations Required

      Except as otherwise provided in this Article VII, the affirmative vote of the holders of no fewer than (i) 67% of the outstanding Voting Shares (as hereinafter defined) of the Corporation and (ii) a majority of the outstanding Voting Shares of the Corporation that are not "beneficially owned" (as hereinafter defined) by an Interested Shareholder that directly, or indirectly through an Affiliate, is a party to or otherwise proposes any of the following transactions involving the Corporation or any of its Subsidiaries, shall be required to approve any of the following transactions ("Business Combination"):

            (a) Any merger or consolidation of the Corporation or any of its Subsidiaries (as hereinafter defined) with or into an Interested Shareholder or an Affiliate, or any merger or consolidation of an Interested Shareholder or an Affiliate with or into the Corporation or any of its Subsidiaries;

           (b) Any share exchange involving the Corporation or any of its Subsidiaries and the acquisition of shares of the Corporation or any of its Subsidiaries by an Interested Shareholder or an Affiliate pursuant to such share exchange;

           (c) Any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) of all or substantially all of the assets of the corporation or any of its Subsidiaries to an Interested Shareholder or an Affiliate;

           (d) Any issuance or transfer by the Corporation or by any of its Subsidiaries (in one transaction or a series of transactions) of any Voting Shares of the Corporation or any of its Subsidiaries to any Interested Shareholder or an Affiliate in exchange for cash, securities or other property;

           (e) Any adoption of any plan or proposal for liquidation or dissolution of the Corporation or any of its Subsidiaries proposed by or on behalf of an Interested
Shareholder;

            (f) Any reclassification of securities, recapitalization or other transaction (other than a redemption in accordance with the terms of the security redeemed) which has the effect, directly or indirectly, of increasing the proportionate amount of Voting Shares of the Corporation or any of its Subsidiaries that are beneficially owned by an Interested Shareholder or an Affiliate, or any partial or complete liquidation, spin-off, split-off or split-up of the Corporation or any of its Subsidiaries; or

           (g) Any agreement, contract or other arrangement providing for any of the transactions described above in paragraphs (a) to (f) in this Article VII.

     The voting requirement of this Article VII shall not be applicable to any particular Business Combination if the Business Combination has been approved by a majority of the Disinterested Directors (as hereinafter defined). The Business Combination that has been approved by a majority of the Disinterested Directors shall require the affirmative vote as is required by law.

     For the purposes of these Articles of Incorporation:

          (a) "Affiliate": An "Affiliate" of an Interested Shareholder is a person or other entity that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, an Interested Shareholder.

          (b) "Associate": An "Associate" of an Interested Shareholder means (i) a director, officer, partner or beneficial owner of ten percent or more of any class of its securities or other similar interests, (ii) if the Interested Shareholder is a trust or other estate, any person that has a substantial beneficial interest in, or who serves as a trustee of, the Interested Shareholder or serves in a similar fiduciary capacity for it, (iii) any relative or spouse of the Interested Shareholder or any relative or spouse of any officer, director or beneficial owner of ten percent or more of any class of securities or other similar interests of an Interested Shareholder, and (iv) any relative of such spouse referred to in clause (b)(iii), immediately above, who resides in the same home as the
Interested Shareholder or any officer, director or beneficial owner of ten percent or more of any class of securities or other similar interests of the Interested Shareholder.

           (c) "Beneficial Ownership": A person or entity "beneficially owns" securities or other similar interests in another when such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares (i) the voting power, which includes the power to direct the voting of such security or other similar interests, or (ii) the right to acquire the securities or other similar interests pursuant to any contract or arrangement upon the exercise of any option, warrant or other similar right, upon the conversion of any other shares or upon the revocation of a trust or otherwise. A person or entity shall be conclusively deemed to "beneficially own" securities or other similar interests of its Affiliates or Associates.

           (d) "Disinterested Director": A "Disinterested Director" shall mean any member of the Board of Directors who is unaffiliated with the Interested Shareholder and was a member of the Board of Directors prior to the time that the Interested Shareholder became an Interested Shareholder, and any successor of a Disinterested Director who is not an Affiliate of the Interested Shareholder and is recommended to succeed a Disinterested Director by a majority of the Disinterested Directors then on the Board of Directors.

           (e)   "Interested Shareholder":   An  "Interested
Shareholder" of the Corporation means any person who or which:

                (i)   itself or together with its Affiliates
     and Associates is the beneficial owner, directly or indirectly, of ten percent or more of the outstanding Voting Shares of the Corporation or any of its Subsidiaries; or

                (ii)  is  an  assignee of or  has  otherwise
     succeeded to, the beneficial ownership of any Voting Shares of the Corporation or any of its Subsidiaries that were at any time within a two-year period immediately prior to the date in question beneficially owned by an Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933, as amended.

            (f) "Subsidiary": A "Subsidiary" of the Corporation is another corporation of which one-half or more of its Voting Shares are beneficially owned by the Corporation, directly or indirectly, through one or more intermediaries.

           (g) "Voting Shares": "Voting Shares" shall mean any security or other similar interest of any corporation, trust, partnership or other entity that carries with it a right to vote generally in the election of directors or other governing body of that entity.

      The Disinterested Directors shall have the power and duty to determine for the purposes of this Article VII, on the basis of the information known to them after reasonable inquiry, (i) whether a person or entity is an Interested Shareholder, (ii) the number of Voting Shares beneficially owned by any person or entity, (iii) whether a person or entity is an Affiliate or an Associate of another, (iv) whether any transaction or series of transactions is a Business Combination, (v) whether the assets sold in any
Business Combination constitute substantially all of the assets of the Corporation or any of its Subsidiaries, and
(vi) such other matters with respect to which a determination is required under this Article VII. Any such determination made by a majority of the Disinterested
Directors shall be final and binding for all purposes hereunder.


                          ARTICLE VIII

                       Shareholder Action

      A. General. Subject to the rights, if any, of the holders of any series of Preferred Shares then outstanding, any action required or permitted to be taken at any annual or special meeting of shareholders may be taken only upon the vote of the shareholders at an annual or special meeting duly called and may not be taken by written consent of the shareholders.

      B. Special Meetings. Subject to the rights, if any, of the holders of any series of Preferred Shares then outstanding, the Corporation shall only hold a special meeting of shareholders:

           (a) On call of a majority of the entire Board of Directors; or

           (b) If the holders of at least 67% of all the votes entitled to be cast on any issue proposed to be considered at the proposed special meeting sign, date, and deliver to the Corporation's secretary one (1) or more written demands for the meeting describing the purpose or purposes for which it is to be held.

                           ARTICLE IX

                 Indemnification and Insurance

      A. Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to, or is involved in, any action, suit or proceeding, whether civil, criminal, administrative or investigative and whether formal or informal (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the KBCA, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorney's fees, judgements, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settle ment) reasonably incurred or suffered by such person in connection therewith, and such indemnification shall contin ue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, except as provided in paragraph B hereof, the Corpora tion shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred in this paragraph A of Article IX shall be a contract right and shall include the right to be paid by the Corporation the expenses in curred in defending any such proceeding in advance of its final disposition; provided, however, that, if the KBCA requires, the payment of such expenses incurred by a direc tor or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corpo ration of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this section or other wise. The Corporation may, by action of its Board of Directors, provide indemnification to employees and agents of the Corporation with the same scope and effect as the foregoing indemnification of directors and officers.

     B. Right of Claimant to Bring Suit. If a claim under paragraph A of this Article IX is not paid in full by the Corporation within 30 days after a written claim has been received by the Corporation, the claimant may, at any time thereafter, bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standard of conduct that makes it permissible under the KBCA for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the KBCA, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or its shareholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

      C. Non-Exclusivity of Rights. The right to indemni fication and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Article IX shall not be exclusive of any other right that any person may have or hereafter acquire under any statute, provision of the Articles of Incorporation, Bylaw, agreement, vote of shareholders or disinterested directors, or otherwise.

      D. Insurance. The Corporation may maintain insur ance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the KBCA.


                           ARTICLE X

                Limitation on Director Liability

      A. Scope of Limitation. A director of the Corpora tion shall not be personally liable to the Corporation or its shareholders for monetary damages for any act or omis sion constituting a breach of his duty as a director, unless such act or omission (i) relates to a transaction in which the director has a personal financial interest that is in conflict with the financial interests of the Corporation or its shareholders; (ii) is not in good faith or involves intentional misconduct or is known to the director to be a violation of law; (iii) is a vote for or assent to an unlawful distribution to shareholders as prohibited under KRS 271B.8-330; or (iv) relates to a transaction from which the director derives an improper personal benefit.

      B. Amendment of KBCA. If the KBCA is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the KBCA, as so amended, without the necessity for further shareholder action in respect thereof.

      C. Repeal or Modification. Any repeal or modifica tion of this Article X by the shareholders of the Corpora tion shall not adversely affect any right or protection of a director of the Corporation hereunder in respect of any act or omission occurring prior to the time of such repeal or modification.


                           ARTICLE XI

                      Share Distributions

      Except as may be provided by the Board of Directors of the Corporation in a designation of any series of Preferred Shares (in accordance with the provisions of Paragraph B of Article IV), shares of one class or series may be issued as a share dividend in respect of shares of another class or series.


                          ARTICLE XII

                  Change in Control Proposals

      In furtherance and not in limitation of the powers conferred by law or in these Amended and Restated Articles of Incorporation, the Board of Directors (and any committee of the Board of Directors) is expressly authorized, to the extent permitted by law, to take such action or actions as the Board or such committee may determine to be reasonably necessary or desirable to (i) encourage any person to enter into negotiations with the Board of Directors and management of the Corporation with respect to any transaction that may result in a change in control of the Corporation that is proposed or initiated by such person or (ii) contest or oppose any such transaction that the Board of Directors or such committee determines to be unfair, abusive or otherwise undesirable with respect to the Corporation and its business, assets or properties or the shareholders of the Corporation, including, without limitation, the adoption of such plans or the issuance of rights, options, shares, notes, debentures or other evidences of indebtedness or other securities of the Corporation, which rights, options, shares, notes, debentures or evidences of indebtedness or other securities (x) may be exchangeable for or convertible into cash or other securities on such terms and conditions as may be determined by the Board or such committee and (y) may provide for the treatment of any holder or class of holders thereof designated by the Board of Directors or any such committee in respect of the terms, conditions, provisions and rights of such securities that is different from, and unequal to, the terms, conditions, provisions and rights applicable to all other holders thereof.

                          ARTICLE XIII

       Super Majority Approval for Certain Amendments to
      These Amended and Restated Articles of Incorporation

      Notwithstanding any other provision in these Amended and Restated Articles of Incorporation to the contrary, the provisions of Articles V, VI, VII, VIII, IX, X and XII, and this Article XIII, shall not be amended or repealed, nor shall any provision in these Amended and Restated Articles of Incorporation that is inconsistent with Articles V, VI, VII, VIII, IX, X and XII, and this Article XIII, be adopted, unless approved by the affirmative vote of the holders of no fewer than (i) 67% of the voting power of all shares of the Corporation then entitled to vote generally in the election of directors, voting together as a single class, and (ii) a majority of the voting power of all shares of the Corporation entitled to vote generally in the election of directors, voting together as a single class, excluding the voting power of all shares of the Corporation of a then Interested Shareholder not beneficially owned by such shareholder (whether then an "Interested Shareholder" or otherwise) on March 9, 1993.

                    ARTICLES OF AMENDMENT
                             TO
                  ARTICLES OF INCORPORATION
                             OF
                  BOURBON BANCSHARES, INC.

      Pursuant to the provisions of KRS 271B.10-030 and  KRS
271B.10-060,  Articles  of  Amendment  to  the  Articles  of
Incorporation    of    Bourbon   Bancshares,    Inc.    (the
"Corporation") are hereby adopted:

     FIRST:    The   name  of  the  Corporation  is  Bourbon
               Bancshares, Inc.

     SECOND:   The  amendment adopted  amends
               the first leterary sentence of
               Article IV of the Articles  of
               Incorporation to read  in  its
               entirety as follows:

               "The  total number  of  shares
               that   the  Corporation  shall
               have the authority to issue is
               3,300,000 shares, which  shall
               be divided into two classes as
               follows:    3,000,000   Common
               Shares;  and 300,000 Preferred
               Shares."

     THIRD:    The  above-described amendment
               was adopted on May 2, 1994  at
               a  meeting of the shareholders
               of  the Corporation held  upon
               written notice as provided  in
               the      Kentucky     Business
               Corporation Act.

     FOURTH:   Of  the  585,590 Common Shares
               of the Corporation outstanding
               and  entitled to vote  on  the
               above-described     amendment,
               454,825  Common  Shares   were
               indisputably  represented   at
               the  meeting, and 454,825 were
               cast  in  favor  there-of  and
               none  were cast against.   The
               number   of  votes  cast   for
               approval    of   the    above-
               described    amendment     was
               sufficient    for     approval
               thereof.


Dated:   May 27, 1994

                                   BOURBON BANCSHARES, INC.


                                   By:__/s/Buckner Woodford______

                                     Buckner Woodford, President

                    ARTICLES OF AMENDMENT
                             TO
                  ARTICLES OF INCORPORATION
                             OF
                  BOURBON BANCSHARES, INC.

      Pursuant to the provisions of KRS 271B.10-030 and  KRS
271B.10-060,  Articles  of  Amendment  to  the  Articles  of
Incorporation    of    Bourbon   Bancshares,    Inc.    (the
"Corporation") are hereby adopted:

     FIRST:    The   name  of  the  Corporation  is  Bourbon
               Bancshares, Inc.

     SECOND:   The   amendment  (the   "Share
               Amendment") adopted amends the
               first  sentence of Article  IV
               of     the     Articles     of
               Incorporation to read  in  its
               entirety as follows:

               "The  total number  of  shares
               that   the  Corporation  shall
               have the authority to issue is
               10,300,000 shares, which shall
               be divided into two classes as
               follows:   10,000,000   Common
               Shares;  and 300,000 Preferred
               Shares."

     THIRD:    The  amendment (the  "Director
               Amendment")   adopted   amends
               Section A. of Article V of the
               Articles  of Incorporation  to
               read   in   its  entirety   as
               follows:

               "A.     Number.  The  business
               and affairs of the Corporation
               shall be managed and conducted
               by or under the direction of a
               Board   of   Directors.    The
               number of directors (exclusive
               of  directors to be elected by
               the  holders  of one  or  more
               series of Preferred Shares  of
               the  Corporation that  may  be
               outstanding, voting separately
               as a series or class) shall be
               fixed from time to time by the
               Board  of  Directors  of   the
               Corporation   by    resolution
               adopted by a majority  of  the
               entire Board of Directors, but
               in no event shall be less than
               five (5) nor more than fifteen
               (15)."

     FOURTH:   The  Share Amendment  and  the
               Director    Amendment     were
               adopted  by  holders  of   the
               Corporation's  Common  Shares,
               the  Corporation's sole  class
               of   issued   and  outstanding
               shares,  at  the Corporation's
               1999    Annual   Meeting    of
               Shareholders (the "1999 Annual
               Meeting") on May 3, 1999.

     FIFTH:    There  were  1,402,588  Common
               Shares issued, outstanding and
               entitled  to vote at the  1999
               Annual   Meeting,   of   which
               1,156,945  Common Shares  were
               indisputably  represented   at
               the  1999 Annual Meeting.  The
               total   number  of  undisputed
               votes   cast  for  the   Share
               Amendment  was  1,116,814  and
               the total number of undisputed
               votes  cast  for the  Director
               Amendment was 1,112,535.   The
               number  of  undisputed   votes
               cast  for  each of  the  Share
               Amendment  and  the   Director
               Amendment  was sufficient  for
               approval by the shareholders.



Dated:   June 10, 1999.

                                   BOURBON BANCSHARES, INC.


                                   By:_/s/Buckner Woodford_______
                                     Buckner Woodford, President




Exhibit 11

Earnings Per Share

The factors used in the earnings per share computation follow:

                                             Three Months Ended
                                                 March 31,
                                             2000   1999
                                                 (in thousands)

  Basic Earnings Per Share
   Net Income                                      $1,308   $1,119
   Weighted average common shares outstanding       2,809    2,805
   Basic earnings per share                        $ 0.47   $ 0.40

  Diluted Earnings Per Share
   Net Income                                      $1,308   $1,119
   Weighted average common shares outstanding       2,809    2,805
   Add dilutive effects of assumed exercise
    of stock options                                   63       57
   Weighted average common and dilutive
    Potential common shares outstanding             2,872    2,862
   Diluted earnings per share                      $ 0.46  $  0.39

  Stock options for 600 shares (for the quarter ended March
  31, 2000) and 25,780 shares (for the quarter ended March
  31, 1999) of common stock were not considered in computing earnings per share because they were antidilutive.