Form 10-Q
period 2000-06-30
BOURBON BANCSHARES INC /KY/
filed 2000-08-14
CIK 1000232

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
                             or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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


Number of shares of Common Stock outstanding as of August 1, 2000:  2,814,195.

BOURBON BANCSHARES, INC.

                      Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

          Consolidated Balance Sheets                                   3

          Consolidated Statement of Income and Comprehensive Income
               Six Months Ending June 30, 2000 & 1999                   4
               Three Months Ending June 30, 2000 & 1999                 5

          Consolidated Statements of Changes in Stockholders' Equity    6

          Consolidated Statements of Cash Flows
               Six Months Ending June 30, 2000 & 1999                   7
               Three Months Ending June 30, 2000 & 1999                 8

          Notes to Consolidated Financial Statements                    9

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                18

Part II - Other Information                                            20

Signatures                                                             21

Exhibits
     3.1  Bylaws of the Registrant dated March 9, 1993                 22
     11   Earnings Per Share Calculation                               45
     27   Financial Data Schedule                                      46

Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

   CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                  6/30/00   12/31/99
Assets
  Cash and due from banks                         $   9,642  $  20,042
  Federal funds sold                                    289        675
    Cash and cash equivalents                         9,931     20,717
  Investment securities:
    Available for sale                               46,570     54,930
    Held to maturity                                 16,213     15,693
  Mortgage loans held for sale                        1,749      3,494
  Loans                                             260,874    238,607
  Allowance for loan losses                           3,333      3,103
    Net loans                                       257,541    235,504
  Federal home loan bank stock                        3,466      3,345
  Bank premises and equipment, net                    7,272      7,082
  Interest receivable                                 3,885      3,454
  Intangible assets                                   1,939      2,108
  Other assets                                        1,247      1,152
    Total assets                                  $ 349,813  $ 347,479

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                          $  42,959  $  42,931
    Time deposits, $100,000 and over                 40,834     34,715
    Other interest bearing                          195,358    196,920
      Total deposits                                279,151    274,566
  Securities sold under agreements to repurchase      8,951     10,331
  Federal Funds Purchased                             2,300          -
  Other borrowed funds                                1,766      1,528
  Federal home loan bank advances                    21,408     26,592
  Interest payable                                    2,404      2,142
  Other liabilities                                     231        600
    Total liabilities                               316,211    315,759

Stockholders' equity
  Common stock                                        6,514      6,491
  Retained earnings                                  27,665     25,778
  Accumulated other comprehensive income               (577)      (549)
    Total stockholders' equity                       33,602     31,720
    Total liabilities & stockholders' equity      $ 349,813  $ 347,479

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)           Six Months Ending
                                                6/30/00   6/30/99
INTEREST INCOME:
  Loans, including fees                         $ 11,197  $  9,111
  Investment securities                            2,045     1,985
  Other                                              225       189
    Total interest income                         13,467    11,285
INTEREST EXPENSE:
  Deposits                                         5,426     4,523
  Other                                              788       527
    Total interest expense                         6,214     5,050
  Net interest income                              7,253     6,235
  Loan loss provision                                375       350
  Net interest income after provision              6,878     5,885
OTHER INCOME:
  Service charges                                  1,264       967
  Loan service fee income                            146       144
  Trust department income                            249       225
  Investment securities gains, net                   (76)      (14)
  Gain on sale of mortgage loans                      44       268
  Other                                              177       104
    Total other income                             1,804     1,694
OTHER EXPENSES:
  Salaries and employee benefits                   2,655     2,416
  Occupancy expenses                                 776       584
  Amortization of intangibles                        216       217
  Advertising and marketing                          182       150
  Taxes other than payroll, property and income      168       158
  Other                                            1,057     1,012
    Total other expenses                           5,054     4,537
  Income before taxes                              3,628     3,042
  Income taxes                                     1,008       847
Net income                                         2,620     2,195

Other Comprehensive Income, net of tax:
 Change in Unrealized Gains on Securities            (27)     (339)

Comprehensive Income                            $  2,593  $  1,856

Earnings per share
 Basic                                          $   0.93  $   0.79
 Diluted                                            0.91      0.77

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)          Three Months Ending
                                                6/30/00   6/30/99
INTEREST INCOME:
  Loans, including fees                         $  5,756  $  4,631
  Investment securities                            1,019     1,016
  Other                                              100        66
    Total interest income                          6,875     5,713
INTEREST EXPENSE:
  Deposits                                         2,800     2,234
  Other                                              390       295
    Total interest expense                         3,190     2,529
  Net interest income                              3,685     3,184
  Loan loss provision                                187       175
  Net interest income after provision              3,498     3,009
OTHER INCOME:
  Service charges                                    649       502
  Loan service fee income                             73        73
  Trust department income                             90        98
  Investment securities gains, net                   (75)      (21)
  Gain on sale of mortgage loans                      44       120
  Other                                               96        63
    Total other income                               877       835
OTHER EXPENSES:
  Salaries and employee benefits                   1,330     1,221
  Occupancy expenses                                 383       291
  Amortization of intangibles                        108       113
  Advertising and marketing                           91        76
  Taxes other than payroll, property and income       84        79
  Other                                              537       586
    Total other expenses                           2,533     2,366
  Income before taxes                              1,842     1,478
  Income taxes                                       530       402
Net income                                         1,312     1,076

Other Comprehensive Income, net of tax:
 Change in Unrealized Gains on Securities             (3)     (276)

Comprehensive Income                            $  1,309  $    800

Earnings per share
 Basic                                          $  0.46   $   0.39
 Diluted                                           0.45       0.37


BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(thousands, except number of shares)

                                                                   Accumulated
                                                                      Other         Total
                                    ---Common Stock---  Retained  Comprehensive  Stockholders'
                                      Shares   Amount   Earnings     Income         Equity
Balances, December 31, 1999         2,802,471  $ 6,491  $ 25,778     $ (549)      $ 31,720

Common stock issued                    15,260      130         -          -            130

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                 -        -         -        (24)           (24)

Net income                                  -        -     1,308          -          1,308

Dividends declared - $.13 per share         -        -      (366)         -           (366)

Balances, March 31, 2000            2,817,731  $ 6,621  $ 26,720     $ (573)      $ 32,768

Common stock issued                     1,000        7         -          -              7

Common stock purchased                 (4,536)    (114)        -          -           (114)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                 -        -         -         (4)            (4)

Net income                                  -        -     1,312          -          1,312

Dividends declared - $.13 per share         -        -      (367)         -           (367)

Balances, June 30, 2000             2,814,195  $ 6,514  $ 27,665     $ (577)      $ 33,602


BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                              Six Months Ending
                                                        6/30/00     6/30/99
Cash Flows From Operating Activities
  Net Income                                           $   2,620   $   2,195
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation                                               395         300
  Amortization                                               216         255
  Investment securities amortization (accretion), net        (48)         20
  Provision for loan losses                                  375         350
  Investment securities gains, net                            76          14
  Originations of loans held for sale                     (6,061)    (15,255)
  Proceeds from sale of loans                              7,850      17,792
  Federal Home Loan Bank Stock Dividends                    (121)       (109)
  Gain on sale of mortgage loans                             (44)       (268)
     Losses (gains), including write-downs, on real
      estate acquired through foreclosure, net                 -          25
  Changes in:
    Interest receivable                                     (431)         63
    Other assets                                             (95)       (476)
    Interest payable                                         262         (10)
    Other liabilities                                       (369)       (108)
      Net cash from operating activities                   4,625       4,788
Cash Flows From Investing Activities
  Purchases of securities available for sale             (12,618)    (22,614)
  Proceeds from sales of securities available for sale    14,759       8,930
  Proceeds from principal payments, maturities and
   calls of securities available for sale                  6,145      14,135
  Purchases of securities held to maturity                  (632)          -
  Proceeds from maturities and calls of securities
   held to maturity                                          115         265
  Net change in loans                                    (22,444)     (7,456)
  Purchases of bank premises and equipment, net             (585)       (304)
    Net cash from investing activities                   (15,260)     (7,044)
Cash Flows From Financing Activities:
  Net change in deposits                                   4,585      (5,931)
  Net change in securities sold under agreements to
   repurchase and other borrowings                         1,158       5,165
  Advances from Federal Home Loan Bank                     5,000       5,000
  Payments on Federal Home Loan Bank advances            (10,184)       (214)
  Proceeds from issuance of common stock                     137          50
  Purchase of common stock                                  (114)       (236)
  Dividends paid                                            (733)       (617)
    Net cash from financing activities                      (151)      3,217
Net change in cash and cash equivalents                  (10,786)        961
Cash and cash equivalents at beginning of period          20,717      10,756
Cash and cash equivalents at end of period             $   9,931   $  11,717

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                             Three Months Ending
                                                        6/30/00     6/30/99
Cash Flows From Operating Activities
  Net Income                                           $   1,312   $   1,076
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation                                               200         150
  Amortization                                               109         118
  Investment securities amortization (accretion), net        (27)         18
  Provision for loan losses                                  187         175
  Investment securities gains, net                            75          21
  Originations of loans held for sale                     (3,127)     (6,533)
  Proceeds from sale of loans                              4,930      11,486
  Federal Home Loan Bank Stock Dividends                     (63)        (55)
  Gain on sale of mortgage loans                             (44)       (120)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                    -          25
  Changes in:
    Interest receivable                                     (539)       (375)
    Other assets                                            (758)       (882)
    Interest payable                                         (46)       (134)
    Other liabilities                                        (11)        111
      Net cash from operating activities                   2,198       5,081
Cash Flows From Investing Activities
  Purchases of securities available for sale              (6,338)     (7,039)
  Proceeds from sales of securities available for sale    12,759       4,083
  Proceeds from principal payments, maturities and
   calls of securities available for sale                  1,206       4,098
  Purchases of securities held to maturity                  (363)          -
  Proceeds from maturities and calls of securities
   held to maturity                                            -         265
  Net change in loans                                    (19,032)     (8,546)
  Purchases of bank premises and equipment, net             (505)       (130)
    Net cash from investing activities                   (12,273)     (7,269)
Cash Flows From Financing Activities:
  Net change in deposits                                     336      (5,697)
  Net change in securities sold under agreements to
   repurchase and other borrowings                         3,809       9,658
  Advances from Federal Home Loan Bank                     5,000           -
  Payments on Federal Home Loan Bank advances                (76)       (140)
  Proceeds from issuance of common stock                       7          39
  Purchase of common stock                                  (114)          -
  Dividends paid                                            (367)       (308)
    Net cash from financing activities                     8,595       3,552
Net change in cash and cash equivalents                   (1,480)      1,364
Cash and cash equivalents at beginning of period          11,411      10,353
Cash and cash equivalents at end of period              $  9,931   $  11,717

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six and three month periods ended June 30, 2000 and June 30, 1999 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.

2.   INVESTMENT SECURITIES


Period-end securities are as follows:
(in thousands)
                                Amortized  Unrealized  Unrealized   Fair
                                   Cost       Gains      Losses    Value
Available for Sale

June 30, 2000
U.S. Treasury                    $ 14,944   $     -     $  (38)   $ 14,906
U.S. government agencies            2,000         -        (47)      1,953
States and political subdivisions   3,643        32        (18)      3,657
Mortgage-backed                    24,261        21       (533)     23,749
Other                               2,599         3       (297)      2,305
Total                              47,447        56       (933)     46,570

December 31, 1999
U.S. Treasury                    $ 18,013   $     -     $  (59)   $ 17,954
U.S. government agencies            5,983         -        (81)      5,902
States and political subdivisions   3,643        44         (6)      3,681
Mortgage-backed                    26,317         6       (551)     25,772
Other                               1,807        15       (201)      1,621
Total                              55,763        65       (898)     54,930

Held to Maturity
June 30, 2000
States and political subdivisions  16,213       305       (124)     16,394

December 31, 1999
States and political subdivisions  15,693       362       (138)     15,917

3.   LOANS

 Loans at period-end are as follows:
  (in thousands)
                            6/30/00   12/31/99

Commercial                 $ 19,770   $ 17,713
Real estate construction     18,296     17,003
Real estate mortgage        148,824    134,810
Agricultural                 47,718     46,443
Consumer                     25,140     22,358
Other                           126        280
Total                       260,874    238,607

4. Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits.

  The factors used in the earnings per share computation follow:

                                              Six Months Ended
                                                  June 30,
                                                2000    1999
                                               (in thousands)

  Basic Earnings Per Share
   Net Income                                  $2,620  $2,195
   Weighted average common shares outstanding   2,812   2,803
   Basic earnings per share                    $ 0.93  $ 0.79

  Diluted Earnings Per Share
   Net Income                                  $2,620  $2,195
   Weighted average common shares outstanding 2,812 2,803 Add dilutive effects of assumed exercise
    of stock options                               63      58
   Weighted average common and dilutive
    Potential common shares outstanding         2,875   2,861
   Diluted earnings per share                  $ 0.91  $ 0.77

                                             Three Months Ended
                                                  June 30,
                                                2000    1999
                                               (in thousands)

  Basic Earnings Per Share
   Net Income                                  $1,312  $1,076
   Weighted average common shares outstanding   2,815   2,801
   Basic earnings per share                    $ 0.46  $ 0.39

  Diluted Earnings Per Share
   Net Income                                  $1,312  $1,076
   Weighted average common shares outstanding 2,815 2,801 Add dilutive effects of assumed exercise
    of stock options                               62      60
   Weighted average common and dilutive
    Potential common shares outstanding         2,877   2,861
   Diluted earnings per share                  $ 0.45  $ 0.37


  Stock options for 600 shares (for the period ended June
  30, 2000) of common stock were not considered in computing earnings per share because they were antidilutive.

5. Dividends per share paid for the quarter ended June 30, 2000 were $0.13 compared to $0.11 for June 30, 1999. This is the same rate of dividend paid for the first quarter of the respective years.
6. As of July 15, 1999, the Company approved a two for one stock split. Each shareholder received one additional share for each share they held. Relative numbers have been adjusted to reflect this change.
7. On August 13, 1999, Kentucky Bank acquired the Wilmore, Kentucky branch of National City Bank. Included in the purchase were $9.0 million in net deposits and $353,000 in fixed assets. The net deposits assumed exceeded the cash received by $287,000.

8. Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets, including the tobacco market, in which the Company and its bank operate); competition for the Company's customers from other providers of financial and mortgage services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

Bourbon Bancshares, Inc. recorded net income of $2.6 million, or $0.93 basic earnings per share and $0.91 diluted earnings per share for the first six months ended June 30, 2000 compared to $2.2 million, or $0.79 basic earnings per share and $0.77 diluted earnings per share for the six month period ending June 30, 1999. The first six months reflects an increase in net income of 19%. For the three month period ending June 30, 2000, net income was $1.3 million ($0.46 basic earnings per share and $0.45 diluted earnings per share) compared to $1.1 million ($0.39 basic earnings per share and $0.37 diluted earnings per share) for the same time period in 1999. This was an increase in net income of 21%. The per share amounts above have been adjusted to reflect the 2 for 1 stock split effective in July 1999.

Return on average assets was 1.52% for the first six months ended June 30, 2000 compared to 1.41% for the same time period in 1999, an increase of 8%. For the three month period ending June 30, 2000, the return on average assets was 1.53% compared to 1.37% for the same period in 1999, an increase of 12%. Return on average equity was 16.1% and 14.6% for the six months ended June 30, 2000 and 1999, respectively, an increase of 10%. The return on equity was 15.9% (up 14%) and 14.0% for three month period ending June
30, 2000 and June 30, 1999, respectively.

Our business continues to grow at a healthy pace. Average deposits have increased $28 million from June 1999 to June 2000, up 11%. This growth has been assisted by the Wilmore, Kentucky branch acquisition in August, 1999. Our loan demand has been even greater. June 2000 average loans have increased $45 million from June 1999, up 21%. These changes have caused the interest margin to increase 18 basis points during the first six months of 2000 compared to 1999.

Net Interest Income

Net interest income was $7.2 million for the six months ending June 30, 2000 compared to $6.2 million in 1999, resulting in an increase of $1.0 million or 16%. The interest margin was 4.53% for the first six months of 2000 compared to 4.35% in 1999, an increase of 18 basis points or 4%. Loan volume continues to improve. For the three month period ending June 30, 2000, net interest income was $3.7 million compared to $3.2 million for the same period in 1999, up 16%. The interest margin was 4.54% for the three month period ending June 30, 2000 compared to 4.38% for the same period in 1999, an increase of 4%. Typically, banks have experienced declining margins over the past year with the increase in rates. However, our interest margins have increased due to the change in the composition of our balance sheet. Year to date average loans are up $27 million, or 12% from 1999 to 2000 resulting in an increase in loan interest income of $2.1 million for the first six months. Loan growth is expected to continue in the near future. Average deposits also increased from 1999 to 2000, up $18 million, or 7%. This increased volume has resulted in an increase in deposit interest expense of $904 thousand for the first six months. The banking industry continues to battle competition for deposit dollars, and this trend is expected to continue.


Non-Interest Income

Non-interest income increased $0.1 million for the six month period ended June 30 from $1.7 million in 1999 to $1.8 million in 2000. An increase of $297 thousand in service charges from 1999 to 2000 is mainly attributable to an increase in overdraft charges of $167 thousand. Income from insurance sales of $46 thousand also contributed to this increase. Investment securities net losses were $62 thousand greater for the first six months of 2000 compared to the same period in 1999. The increase in rates have caused the value of the existing portfolio to decline. Therefore, some securities were exchanged resulting in a loss and an increase in future interest income. The reduction of loan gains of $224 thousand is attributable to an increase in rates in 2000 as compared to 1999. The increase in rates resulted in a reduction of loan originations and refinances. Due to the volatility of rates, the level of activity and related income may continue to decline. The increase in other income of $73 thousand in the first six months of 2000 as compared to the same time period in 1999 is a result of an increase in debit card income of $65 thousand. We continue to promote the use of electronic products and expect these to be a integral part of our business.

For the three month period ending June 30, 2000, non-interest income increased $42 thousand to $877 thousand from $835 thousand in 1999. Service charges increased $147 thousand from $502 thousand in 1999 to $649 thousand in 2000. Of this, $84 thousand is attributable to overdraft charges. Net investment security losses increased $54 thousand. The mortgage banking business continued to decline. The gain on sale of mortgage loans declined $76 thousand. Other income increased $33 thousand, with the majority of this being an increase in debit and credit card income of $25 thousand.

Non-Interest Expense

The explanations for the increase of $517 thousand in non-interest expenses from $4.5 million for the six months ended June 30, 1999 to $5.1 million for the same period in 2000 follows. Salaries and benefits increased $239 thousand for the first six months of 2000 compared to 1999, an increase of 9.9%. Of this, $63 thousand is attributable to the acquisition of the Wilmore branch, since it was acquired in August 1999. The remainder is due to the maintaining an expected level of staffing and annual salary increases. Salaries, excluding bonuses and incentives, increased 7.4% from 1999 to 2000. Employee benefits increased $110 thousand for this same period. This increase is mainly attributable to the increasing cost of health insurance.
For the three month period ending June 30, 2000, salaries and benefits increased $109 thousand.

Occupancy expense increased $192 thousand to $776 thousand for the first six months of 2000 compared to 1999.
Depreciation is up $95 thousand for this period. Building and equipment maintenance was $40 thousand higher for the first six months of 2000 compared to 1999. For the three month period ending June 30, 2000, occupancy expense increased $92 thousand. The second quarter's increase is consistent with the increase in the first quarter. These increases are a result on the Company's continued emphasis on improving and maintaining its facilities.

Advertising and Marketing costs increased $32 thousand to $182 for the first six months of 2000 as compared to the same period in 1999. For the three month period ending June 30, 2000, these costs increased $15 thousand. Continued efforts have been made by the Company to promote the name and the products of Kentucky Bank.

Other expenses for the first six months of 2000 compared to 1999 increased $45 thousand to $1.1 million. For the three month period ending June 30, 2000, other expenses decreased $49 thousand to $537 thousand. During the second quarter of 1999, the processing of electronic products was changed. Costs of these products and their related usage, and the related conversion resulted in an increase in expenses of $70 thousand in 1999. Outside of the electronic products change, the other changes are normal due to the growth of the Bank and the general increase in the cost of doing business.

Income Taxes

The tax equivalent rate for the six months ended June 30 was 28% for both 2000 and for 1999. For the three month period ending June 30, 2000 the tax equivalent rate was 29% compared to 27% for the same period in 1999. These rates being less than the statutory rate is a result of the tax-free securities and loans held by the Company.

Liquidity and Funding

Cash and cash equivalents were $9.9 million as of June 30, 2000 compared to $20.7 million at December 31, 1999. At the end to 1999, the Bank has excess cash on hand for "Y2K", which was common in the financial industry. The cash flow statement indicates the funds provided and their uses from the operations of the Bank.

Therefore, the cash flow statements provide a useful analysis of liquidity. This report reveals a decrease of cash and cash equivalents for the first six months of 2000 of $10.8 million compared to an increase of $1.0 million for the same period in 1999. In 2000, net cash from operating activities was $4.6 million compared to $4.8 million in 1999. For the three months ending June 30, 2000, net cash from operating activities increased $2.2 million compared to $5.1 million in 1999. In 1999, the isolated sale of selected mortgage loans increased the cash from operating activities.

For the first six months, securities had a net decline of $7.8 million in 2000 and by $716 thousand in 1999. Much of this change in 2000 has been used to offset the net change in loans of $22 million in 2000. For the first six months of 1999, the net change in loans was $7 million. Similarly, for the three months ending June 30, 2000, net loans have increased $19 million compared to $9 million for the same period in 1999.

During the first six months of 2000, $10 million has been repaid to the Federal Home Loan Bank (FHLB). In both 2000 and 1999, $5 million in advances were received from the FHLB. Other borrowings increased $1 million in 2000 and $5 million in 1999. Deposits increased $5 million in 2000 and decreased $6 million in 1999 during this same time period.
During the three months ending June 30, 2000, deposits have been relatively flat, while during this period in 1999, deposits decreased $6 million. For the three months ending
June 30, other borrowings increased $4 million in 2000 compared to an increase of $10 million in 1999.

Management is aware of the potential problem of funding sustained loan growth. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of June 30, 2000, the Company's non-performing assets totaled $2.2 million or 0.8% of loans compared to $1.1 million or 0.5% of loans in 1999. One line totaling $800 thousand added to the 90 days past due category. This is a nonrecurring item and the Company does not expect to incur any loss related to this borrower. (See table below) Real estate loans composed 96% and 55% of the non-performing loans as of June 30, 2000 and 1999, respectively. Forgone interest income on the non-accrual loans for both 2000 and 1999 is immaterial.

Nonperforming Assets
                                              June 30
                                           (in thousands)
                                          2000        1999
Non-accrual Loans                       $   253     $   131
Accruing Loans which are
  Contractually past due
  90 days or more                         1,771         803
Restructured Loans                          130         139
Total Nonperforming and Restructured      2,154       1,073
Other Real Estate                           130         240
Total Nonperforming and Restructured
 Loans and Other Real Estate            $ 2,284     $ 1,313
Nonperforming and Restructured Loans
 as a Percentage of Loans                  0.83%       0.49%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                           0.65%       0.42%

Provision and Reserve for Possible Loan Losses

The 2000 six month provision for loan losses of $375 thousand is higher than the 1999 number of $350 thousand. The three month provision was $187 thousand in 2000 and $175 thousand in 1999. Loan growth has required management to increase the provision in order to maintain a reserve for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. As depicted in the table below, the loan loss reserve to total loans was 1.28% on June 30, 2000 and 1.35% on June 30, 1999.
Net charge-offs for the periods mentioned above have been relatively insignificant. Management feels the current loan loss reserve is sufficient to meet expected loan losses.

Loan Losses
                                     Six Months Ended June 30
                                          (in thousands)
                                         2000        1999
Balance at Beginning of Period        $   3,104   $   2,735
Amounts Charged-off:
  Commercial                                  -           -
  Real Estate Mortgage                       24          28
  Agricultural                                6          43
  Consumer                                  161         108
Total Charged-off Loans                     191         179
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  3           3
  Real Estate Mortgage                        1           1
  Agricultural                                1           1
  Consumer                                   40          24
Total Recoveries                             45          29
Net Charge-offs                             146         150
Provision for Loan Losses                   375         350
Balance at End of Period                  3,333       2,935
Loans
  Average                               243,846     213,357
  At June 30                            260,874     217,682
As a Percentage of Average Loans:
  Net Charge-offs                          0.06%       0.07%
  Provision for Loan Losses                0.15%       0.16%
Allowance as a Percentage of
 Period-end Loans                          1.28%       1.35%
Allowance as a Multiple of
 Net Charge-offs                           22.8        19.6
Allowance as a Percentage of
 Non-performing and Restructured Loans     1.55        2.74

Loan Losses
                                      Quarter Ended June 30
                                          (in thousands)
                                          2000        1999
Balance at Beginning of Period        $   3,268   $   2,885
Amounts Charged-off:
  Commercial                                  -           -
  Real Estate Mortgage                       24          28
  Agricultural                                6          41
  Consumer                                  111          67
Total Charged-off Loans                     141         136
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  2           1
  Real Estate Mortgage                        1           1
  Agricultural                                1           1
  Consumer                                   15           8
Total Recoveries                             19          11
Net Charge-offs                             122         125
Provision for Loan Losses                   187         175
Balance at End of Period                  3,333       2,935
Loans
  Average                               249,048     215,711
  At June 30                            260,874     217,682
As a Percentage of Average Loans:
  Net Charge-offs                          0.05%       0.06%
  Provision for Loan Losses                0.08%       0.08%
Allowance as a Percentage of
 Period-end Loans                          1.28%       1.35%
Allowance as a Multiple of
 Net Charge-offs                           27.3        23.5

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The primary tool used by management is an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below within the Board of Directors specified limits. As of June 30, 2000 the projected percentage changes are within the Board limits and the Company's interest rate risk is also within Board limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2000 is as follows:

(in thousands)

PROJECTED NET INTEREST INCOME

                                                    Level
Rate Change:                      - 300    - 100    Rates    + 100    + 300

Year One  (7/1/00 - 6/30/01)
   Interest Income               $26,066  $28,177  $29,232  $30,288  $32,399
   Interest Expense               11,416   13,296   14,237   15,177   17,057

       Net Interest Income        14,650   14,881   14,995   15,111   15,342


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

 Year One  (7/1/00 - 6/30/01)
   Interest Income               $(3,166) $(1,055)   N/A     1,055     3,167
   Interest Expense               (2,820)    (940)   N/A       940     2,820

       Net Interest Income          (346)    (115)   N/A       115       347


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

 Year One  (7/1/00 - 6/30/01)
   Interest Income                 -10.8%    -3.6%   N/A      3.6%     10.8%
   Interest Expense                -19.8%    -6.6%   N/A      6.6%     19.8%

       Net Interest Income          -2.3%    -0.8%   N/A      0.8%      2.3%

   Board approved limit           >-10.0%   >-4.0%   N/A    >-4.0%   >-10.0%

These numbers are comparable to 1999. In 2000, year one reflected a decline in net interest income of 2.3% with a 300 basis point decline compared to the 1.6% decline in 1999. The 300 basis point increase in rates reflected a 2.3% increase in net interest income in 2000 compared to 1.7% in 1999. Percentage changes in 2000 are comparable to 1999.

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

     None

Item 3.     Defaults upon Senior Securities

     None

Item 4.     Submission of Matters to a Vote of Security Holders


     The registrant's 2000 Annual Meeting of Shareholders was held May 2, 2000. Proxies were solicited by the registrant's board of directors. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                             Votes For     Votes Withheld
        William R. Stamler   2,346,879           300
        Buckner Woodford     2,347,129            50


     The following directors have a term of office that will continue following the Annual Meeting: William Arvin, James
L. Ferrell, Henry Hinkle, Theodore Kuster and Robert G.
Thompson.

     A proposal to approve the appointment of the firm of Crowe, Chizek and Company LLP as the independent accountants for the Corporation to audit the Corporation's financial statements for its year ending December 31, 2000 was approved by a majority of the outstanding shares of the registrant's common stock. A total of 2,345,119 shares were voted in favor of the proposal; and 2,060 shares were voted against.

     The total number of Common Shares outstanding as of March 17, 2000, the record date for the Annual Meeting of Shareholders was 2,817,731.

Item 5.     Other Information

     None

Item 6.     Exhibits and Reports on Form 8-K

     1.   Exhibits as required by Item 601 of Regulation S-B.

          3.1  Bylaws of the Registrant dated March 9, 1993
          11   Earnings Per Share Calculation
          27   Financial Data Schedule

     2. No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Bourbon Bancshares, Inc.

Date  __8/14/00_________ __/s/Buckner Woodford____________
                         Buckner Woodford, President and C.E.O.

Date  __8/14/00_________ __/s/Gregory J. Dawson___________
                         Gregory J. Dawson, Chief Financial Officer

EXHIBIT 3.1



                           BYLAWS

                             OF



                  BOURBON BANCSHARES, INC.
                     (The "Corporation")

                          ARTICLE I

                           Offices



      1.1 Principal office. The principal office of the Corporation shall be located in Paris, Kentucky. The
 Corporation may have such other offices, either within or outside the Commonwealth of Kentucky, as the business of the Corporation may require from time to time.

      1.2 Registered Office. The registered office of the Corporation shall be at Fourth and Main Streets, Paris,
 Kentucky. The address of the registered office may be changed from time to time by the Board of Directors.

                         ARTICLE II

                        Shareholders



      2.1 Annual Meetings. The annual meeting of the shareholders shall be held at such time, place and on such date as the Board of Directors shall designate and as stated in the notice of the meeting, said date to be no later than six months following the end of the Corporation's fiscal year. The purpose of such meeting shall be the election of directors and the transaction of such other business as may properly come before it. If the election of directors shall not be held on the day designated for an annual meeting, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders to be held as soon thereafter as may be practicable. Failure to hold the annual meeting at or within the designated time, or to elect directors at or within such time, shall not work any forfeiture or a dissolution of the Corporation, and shall not otherwise affect valid corporate acts.

      2.2 Special meetings. Special meetings of the shareholders for any purpose or purposes shall be called by the

Chief Executive Officer at the written request of a majority of the members of the Board of Directors, or upon the written demand of the holders of not less than 67% of all the outstanding shares of the Corporation entitled to vote at such meeting.

     2.3 Place of Special Meetings. The Board of Directors may designate any place within or outside the Commonwealth of Kentucky as the place for any special meeting of shareholders called by the Board of Directors. If no designation is properly made, or if a special meeting is otherwise called, the place of meeting shall be at the principal office of the Corporation in the Commonwealth of Kentucky.

     2.4 Notice of Annual or Special Meetings. The Corporation shall give notice to shareholders of record of the date, time and place of each annual or special shareholders meeting to be held, and, in case of a special meeting, the purpose or purposes for which the meeting is called, no less than 10 days nor more than 60 days before the date of the meeting. Notice shall be given in written form, delivered personally or by telegraph, teletype, any other form of wire or wireless written communication or by mail or private carrier, by or at the direction of the Chief Executive Officer or the Secretary. If notice is given by mail, such notice shall be deemed to be delivered when deposited in the United States mail correctly addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage prepaid. If notice is given by private carrier, such notice shall be deemed to be delivered upon delivery of such notice to a private carrier, in any envelope required by such private carrier for delivery without charge to the shareholder, correctly addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation. If notice is given by telegraph, teletype or any other form of wire or wireless written communication, notice shall be deemed to be delivered upon proper transmission of such written communication to the shareholder's address as it appears on the stock transfer books of the Corporation or through a wireless communication telephone number for a shareholder's business or residence address known to the Corporation that the Corporation reasonably believes will result in the receipt of such written communication (or all material information as to its contents) by the shareholder. An affidavit (a) of mailing of notice of a meeting of shareholders, executed by the Secretary, any Assistant Secretary or any transfer agent of the Corporation, (b) of delivery of notice, executed by any private carrier or any independent company engaged in the transmission and delivery of telegraphs, and (c) of proper transmission of notice by teletype or any other form of wire or wireless written communication, executed by any officer of the Corporation, shall be prima facie evidence of the giving of such notice. The notice of every meeting of the shareholders may be accompanied by a form of proxy approved by the Board of Directors in favor of such person(s) or matter(s) as the Board of Directors may determine.

     2.5 Advance Notice of Shareholder Business. At any annual meeting of the shareholders, only such business shall be conducted, and only such proposals shall be acted upon, as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors or (c) otherwise properly brought before the meeting by a shareholder in compliance with the procedures set forth in this Section 2.5. For business to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal office of the Corporation, not less than 60 nor more than 90 days prior to the scheduled date of the meeting, regardless of any postponement, deferral or adjournment of that meeting to a later date; provided, however, that if less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name, age, business address, residence address and principal occupation or employment of the shareholder proposing such business, (c) the class and number of shares of the Corporation which are beneficially owned by the shareholder and (d) any material interest of the shareholder in such business. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this section 2.5. The chairman of the annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance with the provisions of this Section 2.5, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

      2.6 Closing Transfer Books and Fixing of a Record Date. The Board of Directors of the Corporation may close its stock transfer books for a period not exceeding 70 days, immediately prior to the date of any meeting of shareholders, or the date for the payment of any dividend or for the allotment of rights, or the date when any exchange or reclassification of shares shall be effective; or in lieu thereof, may fix in advance a date, not exceeding 70 days prior to the date of any meeting of shareholders, or to the date for the payment of any dividend or for the allotment of rights, or to the date when any exchange or reclassification of shares shall be effective, as the record date for the determination of shareholders entitled to notice of, or to vote at, such meeting, or shareholders entitled to receive payment of any such dividend or to receive any such allotment of rights, or to exercise rights in respect of any exchange or reclassification of shares. The shareholders of record on such record date shall be the shareholders entitled to notice of, and to vote at, such meeting, or to receive payment of such dividend or to receive such allotment of rights, or to exercise such rights, in the event of an exchange or reclassification of shares, as the case may be. If the transfer books are not closed and no record date is fixed by the Board of Directors, the date on which notice of the meeting is mailed, or the date on which the resolution of the Board of Directors declaring such dividend is adopted or such other action is taken, as the case may be, shall be deemed to be the record date for the determination of the shareholders of the Corporation and the number of shares owned by them for all of the purposes set forth in the immediately preceding sentence. When a record date has been established as provided herein, such record date shall be effective for any adjournment of the meeting for which such record date was established, unless the meeting is adjourned (other than by court order) to a date more than 120 days after the date fixed for the original meeting, in which case the Board of Directors shall establish a new record date in accordance with these Bylaws. If a court orders a meeting adjourned to a date more than 120 days after the date fixed for the original meeting and provides that the original record date continue in effect, the Board of Directors need not establish a new record date.

     2.7 Voting Record. The officer or agent having charge of the Corporation's stock transfer books shall make, at least 5 business days before every meeting of shareholders, a list of the shareholders entitled to notice of the shareholders' meeting. The list shall be arranged by voting group (and within each voting group by class or series of shares) and show the address of and number of shares held by each shareholder. Such shareholders' list shall be available for inspection by any shareholder, beginning 5 business days before the meeting for which the list was prepared and continuing through the meeting, at the Corporation's principal office or at a place identified in the meeting notice in the city where the meeting will be held. A shareholder, his agent or attorney may on written demand inspect and copy the list during regular business hours and at the shareholder's expense, during the period it is available for inspection, subject to the Corporation's ability to refuse to permit such inspection or copying without a court order. The Corporation shall make the shareholders' list available at the meeting, and any shareholder, his agent or attorney shall be entitled to inspect the list at any time during the meeting or any adjournment.

     2.8 Quorum. A majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum of the shareholders for all purposes unless a greater or lesser quorum shall be provided by law or the Corporation's Articles of Incorporation and in such case the representation of the number so required shall constitute a quorum. Once a share is represented for any purpose at the meeting, it shall be deemed present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting, unless a new record date is or must be set for that adjourned meeting. In the absence of a quorum, the shareholders so present may, by majority vote, adjourn the meeting from time to time in the manner provided in Section 2.9 of these Bylaws.

     2.9 Adjournments. Any meeting of shareholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof is announced at the meeting at which the adjournment is taken. At the adjourned meeting, the corporation may transact any business which might have been transacted at the original meeting. If after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to persons who are shareholders as of the new record date.

     2.10 Organization. The Chairman of the Board, or such other person as may have been designated for the purpose by the Board of Directors, or if no such designation shall have been made, a chairman elected by the shareholders present, shall act as chairman of meetings of shareholders. The Secretary of the Corporation shall act as secretary of meetings of shareholders, but in the absence of the Secretary the chairman of the meeting may appoint any person to act as secretary of the meeting.

      2.11 Voting. Unless otherwise required by the Kentucky Business Corporation Act, the Corporation's Articles of Incorporation or these Bylaws, (a) any question brought before any meeting of shareholders shall be decided by the vote of the holders of a majority of the shares represented and entitled to vote on the matter and (b) each shareholder represented at a meeting of shareholders shall be entitled to cast one vote for each share entitled to vote on the matter held by such shareholder; provided, however, that at each election for directors, each shareholder entitled to vote shall have the right to cast as many votes in the aggregate as he shall be entitled to vote under the Corporation's Articles of Incorporation, multiplied by the number of directors to be elected at such election, and each shareholder may cast the whole number of votes for one candidate or distribute such votes in whole numbers among two or more candidates. The Board of Directors, in its discretion, or the chairman presiding at a meeting of shareholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

      2.12 Proxies. At all meetings of shareholders, a shareholder may vote by a proxy signed by the shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after 11 months from the date of its execution, unless otherwise expressly provided in the proxy. A proxy may be revoked in writing at any time unless the appointment form conspicuously states that it is irrevocable and the appointment is coupled with an interest. The effective time of such revocation shall be the time the Secretary of the Corporation receives the written notice of revocation.

      2.13      Voting of Shares by Certain Holders.

          (a) Shares standing in the name of another corporation may be voted by that corporation's president or by proxy appointed by him or by such other person as the board of directors of such other corporation may determine.

          (b) Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

          (c) Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority so to do is contained in an appropriate order of the court by which such receiver was appointed.

          (d) Where shares are held jointly by two or more fiduciaries, unless the Secretary of the Corporation is given written notice to the contrary by any of such fiduciaries, the vote of one or more of such fiduciaries shall be presumed to be the vote of all such fiduciaries. Where shares are held jointly by two or more fiduciaries and written notice is given to the Secretary of the Corporation that the vote of one or more of such fiduciaries may not be presumed to be the vote of all such fiduciaries, the vote of the majority of such fiduciaries (or both in the case of two fiduciaries) shall control the manner of voting or the giving of a proxy unless the instrument or order appointing the fiduciaries otherwise directs. Where, in any case, fiduciaries are equally divided upon the manner of voting shares jointly held by them, any court of competent jurisdiction may, upon petition filed by any of the fiduciaries, or by any beneficiary, appoint an additional person to act with the fiduciaries in determining the manner in which the shares shall be voted upon the particular questions as to which the fiduciaries are divided.

          (e) A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter, the pledgee shall be entitled to vote the shares so transferred.

          (f) Neither treasury shares of its own stock held by the Corporation, nor shares held by another corporation if a majority of the shares entitled to vote for the election of directors of such other corporation is held by the Corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time.

          (g) The Secretary or any shareholder may demand written proof that the person asserting the right to vote shares pursuant to this Section 2.13 holds the position he claims to hold and has been properly authorized to vote the shares he represents. Such proof, if demanded, shall be presented prior to the voting of such shares by such person.

     2.14 Inspectors of Elections. The Board of Directors or the chairman of the meeting may appoint two or more inspectors to tally and certify each vote required to be tallied and certified by them as provided in the resolution of the Board of Directors appointing them or in their appointment by the chairman of the meeting, and to perform such other acts or duties as may be requested by the chairman of the meeting or required by law. On request of the chairman of the meeting or as otherwise required by law, the inspectors shall make and execute a written report to the chairman of the meeting certifying any facts found by them and matters determined by them. The report shall be prima facie evidence of the facts stated and of the vote certified by the inspectors.

     2.15 Attendance at Meeting as Waiver. Attendance by a shareholder at a meeting of shareholders (a) waives objection to lack of notice or defective notice of the meeting, unless the shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting; and (b) waives objection to consideration of a particular matter at the meeting that is not within the purpose or purposes described in the meeting notice, unless the shareholder objects to considering the matter when it is presented.

                         ARTICLE III

                          Directors



     3.1 General Powers. The business affairs of the Corporation shall be managed by its Board of Directors.

     3.2 Number, Tenure and Qualifications. The number of directors of the Corporation shall be not less than nine (9) and no more than fifteen (15), and within this range shall be fixed by resolution adopted by a majority of the Board of Directors from time to time. Each director shall hold office for the term for which he was elected and until his successor shall be elected and qualified, whichever period is longer, or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

     3.3 Removal and Resignations. Subject to the rights of the holders of any class or series of Preferred Shares then outstanding, at a meeting of shareholders called expressly for the purpose of removing one or more directors, any director or the entire Board of Directors may be removed, with cause, by a vote of the holders of not less than 67% of the shares then entitled to vote at an election of directors. Whenever the holders of the shares of any class or series are entitled to elect one or more directors by the provisions of the Articles of Incorporation, the provisions of this Section shall apply, in respect to the removal of a director or directors so elected, to the vote of the holders of the outstanding shares of that class or series and not to the vote of the outstanding shares as a whole. Any member of the Board of Directors may resign from the Board of Directors at any time by giving written notice to the Chairman of the Board or President of the Corporation. Any such resignation shall take effect at the time specified therein or, if no time is specified, upon receipt thereof; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     3.4 Annual and Regular Meetings. An annual meeting of the Board of Directors shall be held without other notice than this Bylaw for organization, the election of officers and the transaction of such other business as may properly come before the meeting within 30 days after each annual election of directors. The Board of Directors may provide by resolution the time and place, either within or outside the Commonwealth of Kentucky for the holding of regular meetings without other notice than such resolution.

     3.5 Special Meetings. Special meetings of the Board of Directors may be called by, or at the request of, the Chairman of the Board or by any two directors. All special meetings of the Board of Directors shall be held at the principal office of the Corporation unless some other place shall be specified in the notice of the meeting.

     3.6 Notice. Notice of any special meeting shall be given at least 36 hours prior thereto, either in person or by telephone, or in written form delivered personally or by telegraph, teletype, any other form of wire or wireless written communication or by mail or private carrier, to each director at such business address (and business wire or wireless communication telephone number, if any) as he shall register with the Secretary of the Corporation. If mailed, such notice shall be deemed to be delivered at the earliest of the following: (a) when received, (b) five days after its deposit in the United States mail, as evidenced by the postmark, if mailed postpaid and correctly addressed, or (c) on the date shown on the return receipt, if sent by registered or certified mail, return receipt requested, and the receipt is signed by or on behalf of the director. If notice is given by a private carrier, such notice shall be deemed to be delivered upon delivery of such notice to a private carrier, in any envelope required by such private carrier for delivery without charge to the director, correctly addressed to the director at his business address. If notice is given by telegraph, teletype or any other form of wire or wireless written communication, notice shall be deemed to be delivered when receipt of such written communication is confirmed (whether by telephone or otherwise) by any person present at the director's business address to which such written communication has been transmitted. Any director may waive notice of any meeting. The attendance of a director at any meeting shall constitute a waiver of notice of such meeting, except where a director at the beginning of the meeting (or promptly upon the director's arrival) objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

     3.7 Quorum. A majority of the total number of directors as constituted from time to time shall be necessary and sufficient to constitute a quorum for the transaction of business at any meeting of the Board of Directors. In the absence of a quorum, a majority of the directors present may adjourn the meeting from time to time until a quorum is present and the meeting may be held as adjourned without further notice.

     3.8 Organization. Meetings of the Board of Directors shall be presided over by the Chairman of the Board, if any, or in his absence the Vice-chairman, if any, or in the absence of the Chairman of the Board and Vice Chairman, if any, the President, or in his absence by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

     3.9 Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless otherwise required by the Articles of Incorporation.

     3.10 Participation by Telephonic Means.  Members of the
Board of Directors, or of any committee designated by the Board of Directors, may participate in a meeting of such

Board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear and speak to each other at the same time, and participation in a meeting pursuant to this provision shall constitute presence in person at the meeting.

   3.11 Increase or Decrease to Number of Directors; Vacancies. Subject to Section 3.2, the Board of Directors may increase or decrease by 30% or less the number of directors last elected by the shareholders of the Corporation. Subject to the rights of the holders of any series of Preferred Shares then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority of the remaining directors then in office, and directors so chosen shall hold office for a term expiring at the next annual meeting of shareholders and until his successor shall have been duly elected and qualified, or until his earlier resignation or removal. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

   3.12 Compensation. Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a stated salary as director, a fixed sum for attendance at each meeting of the Board of Directors or some combination thereof. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefore. Members of special or standing committees may be allowed like compensation for attending committee meetings.

   3.13 Action by Written Consent. Any action required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors.

   3.14 Nominations of Director Candidates. Only persons who are nominated in accordance with the procedures set forth in this Section 3.14 shall be eligible for election as directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of shareholders by or at the direction of the Board of Directors or by any shareholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this
Section 3.14. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a shareholder's notice shall be delivered to or mailed and received at the principal office of the Corporation not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such shareholders' notice shall set forth (a) as to each director whom the shareholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the Corporation which are beneficially owned by such person and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or as otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including, without limitation, such persons' written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the shareholder giving the notice, (i) the name and address, as they appear on the Corporation's stock transfer books, of such shareholder and (ii) the class and number of shares of the Corporation which are beneficially owned by such shareholder. At the request of the Board of Directors any person nominated by the Board of Directors for election as a director shall furnish to the Secretary of the Corporation that information required to be set forth in a shareholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this Section 3.14. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by the Bylaws, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

                         ARTICLE IV

                         Committees



      4.1 Committees. The Board of Directors may, by resolution passed by a majority of the full Board of Directors, designate one or more committees, each committee to consist of two or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of the committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in place of any such absent or disqualified member. Any such committee, to the extent permitted by law and to the extent provided in the resolution of the Board of Directors, shall have and may exercise all of the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Each committee shall keep regular minutes and report to the Board of Directors when required.

      4.2 Committee Rules. Unless the Board of Directors otherwise provides, each committee designated by the Board of Directors may make, alter and repeal rules for the conduct of its business. In the absence of such rules, each committee shall conduct its business in the same manner as the Board of Directors conducts its business pursuant to Article III of these Bylaws.

                          ARTICLE V

                          Officers



      5.1 Classes. The officers of the Corporation shall be chosen by the Board of Directors and shall be a President (who shall be the Chief Executive Officer of the Corporation unless the Board of Directors shall expressly designate the Chairman of the Board, if any, as such), a Secretary and a Treasurer. Further, the Board of Directors may elect or appoint a Chairman of the Board, a Vice Chairman, one or more Vice Presidents (whose titles may be modified by words such as "Executive," "Senior,"
 "Finance," "Operations" or words of similar ranking or descriptive import), a Controller,

Assistant Secretaries, Assistant Treasurers and such other officers and assistants to offices as it from time to time deems necessary. Any two or more offices may be held by the same person. The Chairman of the Board, if any, the Vice-Chairman, if any, and the President shall be directors of the Corporation.

     5.2 Election and Term of Office. The officers of the Corporation shall be elected by the Board of Directors at its annual meeting held after the Annual Meeting of Shareholders. If the election of officers is not held at any such meeting, such election shall be held as soon thereafter as is practicable. Vacancies may be filled or new offices created and filled at any meeting of the Board of Directors. Each officer shall hold office until his successor is duly elected or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

     5.3 Removal and Resignations. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever, in its judgment, the best interests of the Corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights. Any officer of the Corporation may resign at any time by giving written notice to the President or Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or, if no time is specified, upon receipt thereof; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     5.4 Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise may be filled by the Board of Directors for the unexpired portion of the term.

     5.5 Chairman of the Board of Directors. The Chairman of the Board of Directors shall preside at all meetings of the shareholders and of the Board of Directors, subject to Sections 2.10 and 3.8 of these Bylaws. The Chairman of the
Board (if expressly designated as Chief Executive Officer) shall have general supervision over the entire business of the Corporation. Except where by law the signature of the President is required, the Chairman of the Board (provided he is the Chief Executive Officer) shall possess the same power as the President to sign all contracts, certificates and other instruments of the Corporation that may be authorized by the Board of Directors.

     5.6 Vice-Chairman. The Vice Chairman, if any, shall have such duties and powers as from time to time may be assigned by these Bylaws or the Board of Directors.

     5.7 President. The President shall be the Chief Executive Officer of the Corporation unless the Board of Directors expressly designates by resolution the Chairman of the Board to be such, in which event the President shall be the Chief Operating Officer of the Corporation. Subject to the direction of the Board of Directors, and the Chairman of the Board if he shall be the Chief Executive Officer of the Corporation, the President shall have general supervision over the administration and operations of the Corporation. Except as otherwise provided in these Bylaws, he shall perform all the duties and functions and exercise all the powers of the Chairman of the Board in the absence or disability of the Chairman of the Board. The President may sign certificates for shares of the Corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof is expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation or is required by law to be otherwise signed or executed. The President shall, in general, perform all duties incident to the office of President and such other duties as may be assigned to him by the Chairman of the Board (unless he is not the Chief Executive Officer of the Corporation) or the Board of Directors from time to time.

     5.8 Vice-Presidents. Any Vice-President shall have such duties and powers as shall be designated from time to time by the Board of Directors.

     5.9 Secretary. The Secretary shall (a) record all the proceedings of the shareholders' meetings and of the Board of Directors' meetings and (unless otherwise directed) all committees thereof in one or more books to be kept for that purpose; (b) cause all notices to be duly given in accordance with the provisions of these Bylaws or as required by law; (c) be custodian of the corporate records and of the seal, if any, of the corporation; (d) cause the lists, books, reports, statements, certificates and other documents and records required by law to be properly kept and filed; (e) sign with the President or Vice-President certificates for shares of stock of the Corporation the issuance of which shall have been duly authorized (the signature to which may be a facsimile signature); (f) have charge of the stock and transfer books of the corporation (which may, however, be kept by any transfer agent or agents of the corporation); and, (g) in general, perform all duties incident to the office of Secretary, and have such other duties and powers as may be designated from time to time by the Chairman of the Board (provided he is the Chief Executive Officer), the President or the Board of Directors.

     5.10 Treasurer. The Treasurer shall supervise and conduct the routine financial business of the Corporation and shall have care and custody of its funds, securities and property subject to the supervision of the President. The Treasurer shall keep permanent records of the funds and property of the Corporation and shall have authority to receive all monies and to pay out and disburse such monies under the direction and control of the Board of Directors. The Treasurer shall deposit daily to the credit of the Corporation all monies not required for the convenience of the Corporation's business, in such banks, trust companies or other depositories as the Board of Directors may from time to time direct. The Treasurer shall in general perform all the duties incident to the office of Treasurer, and have such other duties and powers as may be designated from time to time by the Chairman of the Board (provided he is the Chief Executive Officer), the President or the Board of Directors.

     5.11 Chief Financial Officer. The Chief Financial Officer shall be the chief accounting officer of the Corporation and shall be in charge of its books of account, accounting records and accounting procedures. He shall have such other duties and powers as may be designated from time to time by the Chairman of the Board (provided he is the Chief Executive Officer), the President or the Board of Directors.

     5.12 Other officers; Assistant officers. If the Board of Directors elects or appoints (i) other officers or (ii) assistants to any other officers, such officers and assistant officers shall exercise such powers and perform such duties as pertain to their respective offices, or as may be conferred upon, or assigned to, them by the Chairman of the Board (provided he is the Chief Executive Officer), the President, the Board of Directors and, in the case of assistant officers, the respective officer to whom they are assistants.

     5.13 Compensation. The compensation of the Chairman of the Board and the Vice-Chairman of the Board, if any, and the President of the Corporation shall be fixed from time to time by the Board of Directors. The compensation of the other officers of the Corporation may be fixed by the President, although such compensation shall be reviewed at least annually by the Board of Directors and may be altered by the

Board of Directors. No officer shall be prevented from receiving such compensation by reason of the fact that he is also a director of the Corporation.


                         ARTICLE VI

                Clerks, Agents and Employees

     The Board of Directors may appoint, from time to time, such clerks, agents and employees as it may deem advisable for the prompt and orderly transaction of the business of the Corporation, define their duties, fix the salaries to be paid them and dismiss them. Subject to the authority of the Board of Directors, the President, or any other officer of the Corporation authorized by him, may appoint and dismiss all or any of such clerks, agents and employees and prescribe their duties and the conditions of their employment, and from time to time fix their compensation.


                         ARTICLE VII

                      Contracts, Loans,
                     Checks and Deposits

     7.1 Contracts. The Board of Directors may authorize any officer or officers, or agent or agents, to enter into any contract and execute and deliver any instruments in the name of and on behalf of the Corporation. Such authority may be general or confined to specific instances.

     7.2 Loans and Evidences of Indebtedness. No loan shall be contracted on behalf of the Corporation, and no evidence of indebtedness shall be issued in its name, unless authorized by the Board of Directors. Such authorization may be general or confined to specific instances. Loans so authorized by the Board of Directors may be effected at any time for the Corporation from any bank, trust company or other institution, or from any firm, corporation or individual. A11 bonds, debentures, notes and other obligations or evidences of indebtedness of the Corporation issued for such loans shall be made, executed and delivered as the Board of Directors shall authorize. When so authorized by the Board of Directors, any part of or all of the properties, including contract rights, assets, business or goodwill of the Corporation, whether then owned or thereafter acquired, may be mortgaged, pledged, hypothecated or conveyed or assigned in trust as security for the payment of such bonds, debentures, notes and other obligations or evidences of indebtedness of the Corporation, and of the interest thereon, by instruments executed and delivered in the name of the Corporation.

     7.3 Checks, Drafts, Etc. All checks, drafts or other orders for the payment of money, issued in the name of the Corporation, shall be signed by such person or persons and in such manner as may from time to time be designated by the Board of Directors. Such designations may be general or confined to specific instances.

     7.4 Deposits. All funds of the Corporation not otherwise employed shall be deposited, from time to time, to the credit of the Corporation in such banks, trust companies and other depositories as the Board of Directors may authorize. The Board of Directors may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these Bylaws, as it may deem expedient. For the purpose of deposit and for the purpose of collection for the account of the Corporation, checks, drafts and other orders for the payment of money that are payable to the order of the Corporation shall be endorsed, assigned and delivered by such person or persons and in such manner as may from time to time be authorized by the Board of Directors.


                        ARTICLES VIII

                      Certificates for
                  Shares and Their Transfer

     8.1 Certificates for Shares. Every shareholder shall be entitled to have a certificate certifying the number and type of shares of the Corporation owned by him, signed by, or in the name of the Corporation by the Chairman of the Board, or Vice-Chairman, President or a Vice-President and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation (except that when any such certificate is countersigned by a transfer agent other than the Corporation or its employee or by a registrar other than the Corporation or its employee the signature of any such officers may be facsimiles). Such certificates shall be in such form as may be determined by the Board of Directors and by the laws of the Commonwealth of Kentucky. If the Corporation shall be authorized to issue more than one class of shares or more than one series of any class, the designations, preferences and relative, participating, optional or other special rights of each class of shares or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate that the Corporation shall issue to represent such class or series of shares, provided that, except in the case of restrictions on transfer of securities which are required to be noted on the certificate, in lieu of the foregoing requirements, there may be set forth on the face or back of the certificate that the Corporation shall issue to represent such class or series of shares, a statement that the Corporation will furnish without charge to each shareholder who so requests the designations, preferences and relative, participating, optional or other special rights of each class of shares or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

     8.2 Transfer of Shares. Transfer of shares of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by his legal representative who shall furnish proper evidence of authority to transfer, or by his attorney-in-fact thereunto authorized by power of attorney duly executed and filed with the Corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.

     8.3 Lost, Stolen or Destroyed Certificates. A new certificate or certificates may be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of shares to be lost, stolen or destroyed. When issuing a new certificate or certificates, the Corporation, acting through its officers or agents, including any transfer agent or registrar, may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

     8.4 Regulations. The Board of Directors shall have the power and authority to take such action and make such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates for shares of the Corporation, including, without limitation, the appointment of a transfer agent and registrar for the Corporation.

                         ARTICLE IX

                      Emergency Bylaws



     The Board of Directors may adopt, either before or during an emergency, as that term is defined by the Kentucky Business Corporation Act, any emergency bylaws permitted by the Kentucky Business Corporation Act which shall be operative only during such emergency.

                          ARTICLE X

          Indemnification of Directors and Officers



    10.1 General. The Corporation shall, to the fullest extent permitted by, and in accordance with the provisions of, the Kentucky Business Corporation Act, as it presently exists or may hereafter be amended, indemnify each director and officer of the Corporation against expenses (including attorneys' fees), judgments, taxes, fines, and amounts paid in settlement, incurred by him in connection with, and shall advance expenses (including attorneys' fees) incurred by him in defending, any threatened, pending or completed action, suit or proceeding (whether civil, criminal, administrative or investigative) to which he is, or is threatened to be made, a party by reason of the fact that he is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director, officer, partner, employee, or agent of another domestic or foreign corporation, partnership, joint venture, trust or other enterprise. Advancement of expenses shall be made upon receipt of an undertaking, with such security, if any, as the Board of Directors or shareholders may reasonably require, by or on behalf of the person seeking indemnification to repay amounts advanced if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized herein.

    10.2 Non-Exclusive Right. The indemnification provided for by Section 10.1 shall not be deemed exclusive of any other rights to which directors or officers of the Corporation may be entitled under any statute, provision in the Corporation's Articles of Incorporation, agreement or action of the Board of Directors or shareholders of the Corporation, or otherwise, and shall continue as to a person who has ceased to be a director or officer of the Corporation, and shall inure to the benefit of the heirs, executors, and administrators of such a person.

    10.3 Insurance. Without in any way limiting the Corporation's power to purchase and maintain insurance for any other purpose or on behalf of any other person, the Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, partner, employee, or agent of another domestic or foreign corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against him and incurred by him in such capacity or arising out of his status as such, whether or not the Corporation would have the power or be obligated to indemnify him against such liability under the provisions of Section 10.1 of these Bylaws or the Kentucky Business Corporation Act.

                         ARTICLE XI

                        Miscellaneous



    11.1 Amendments. The Board of Directors shall have the power and authority to alter, amend or repeal these Bylaws, and to make new Bylaws, by the vote of a majority of the entire Board of Directors, subject always to the power of the shareholders to change or repeal such Bylaws. Sections 2.5, 3.14 and this 11.1 of these Bylaws shall not be altered, amended or repealed by the shareholders of the Corporation unless the holders of at least 80% of the outstanding voting shares of the Corporation shall have approved such alteration, amendment or repeal.

    11.2 Fiscal Year. The Board of Directors shall have the power to fix, and from time to time change, the fiscal year of the Corporation.

    11.3 Seal. The Board of Directors may adopt a corporate seal which shall be circular in form and shall have inscribed thereon the name of the Corporation, the state of incorporation, and the word "SEAL".

    11.4 Waiver of Notice. Whenever any notice is required to be given under the provisions of these Bylaws, the Articles of Incorporation, or the Kentucky Business Corporation Act, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be equivalent to the giving of such notice.

     11.5 Voting of Shares Held by Corporation. Unless otherwise ordered by the Board of Directors, the Chief Executive Officer of the Corporation may from time to time appoint an attorney or attorneys, or any agent or agents, to exercise in the name and on behalf of the Corporation the powers and rights that the Corporation may have, as the holder of shares or other securities in any other corporation, to vote or to consent in respect of such shares or other securities; and the Chief Executive Officer may instruct the person or persons so appointed as to the manner of exercising such powers and rights; and the Chief Executive Officer may execute or cause to be executed in the name and on behalf of the Corporation and under its Corporate seal or otherwise, all such written proxies, powers of attorney or other written instruments as he may deem necessary in order that the Corporation may exercise such powers and rights.

      11.6 Form of Records. Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs, or any other information storage device, provided that the records so kept can be converted into clearly legible form within a reasonable time. The Corporation shall so convert any records so kept upon the request of any person entitled to inspect the same.

      11.7 Stock Ledger. The stock ledger of the Corporation shall be the only evidence as to who are the shareholders entitled to examine the stock ledger and the list of the shareholders entitled to vote at every meeting of shareholders or the books of the Corporation, to vote in person or by proxy at any meeting of shareholders, to receive notice of any meeting of shareholders and to receive distributions on shares of the Corporation. The Corporation shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of the Commonwealth of Kentucky.

      11.8      Construction.  Unless the context
 specifically requires otherwise, any reference in these Bylaws to any gender shall include all other genders; any reference to the singular shall include the plural; and any reference to the plural shall include the singular.


                              The above By-Laws of the
                              Corporation were adopted by
                              the Corporation's Board of
                              Directors at a meeting held on
                              March 9, 1993.

                              ___/s/Joe
Allen___________________
                              Joe Allen, Secretary

Exhibit 11

Earnings Per Share

See Note 2 in Notes to Consolidated Financial Statements for computation of per share earnings.