Form 10-Q
period 2000-09-30
BOURBON BANCSHARES INC /KY/
filed 2000-11-14
CIK 1000232

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
                             or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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


Number of shares of Common Stock outstanding as of November 10, 2000: 2,812,262.

BOURBON BANCSHARES, INC.

                      Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

          Consolidated Balance Sheets                                      3

          Consolidated Statements of Income and
           Comprehensive Income
               Nine Months Ending September 30, 2000 & 1999                4
               Three Months Ending September 30, 2000 & 1999               5

          Consolidated Statements of Changes in
           Stockholders' Equity                                            6

          Consolidated Statements of Cash Flows
               Nine Months Ending September 30, 2000 & 1999                7
               Three Months Ending September 30, 2000 & 1999               8

          Notes to Consolidated Financial Statements                       9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                     18

Part II - Other Information                                               20

Signatures                                                                20

ExhibitS
     11   Earnings Per Share Calculation                                  21
     27   Financial Data Schedule                                         22

Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                                 9/30/00 12/31/99
Assets
  Cash and due from banks                                 $  10,015 $ 20,042
  Federal funds sold                                          4,697      675
  Cash and cash equivalents                                  14,712   20,717
  Investment securities:
    Available for sale                                       43,336   54,930
    Held to maturity                                         15,895   15,693
  Mortgage loans held for sale                                1,556    3,494
  Loans                                                     265,623  238,607
  Allowance for loan losses                                   3,420    3,103
    Net loans                                               262,203  235,504
  Federal home loan bank stock                                3,531    3,345
  Bank premises and equipment, net                            7,567    7,082
  Interest receivable                                         4,339    3,454
  Intangible assets                                           1,836    2,108
  Other assets                                                  940    1,152
    Total assets                                           $355,915 $347,479

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                                   $ 43,326 $ 42,931
    Time deposits, $100,000 and over                         41,367   34,715
    Other interest bearing                                  198,330  196,920
      Total deposits                                        283,023  274,566
  Securities sold under agreements to repurchase             10,081   10,331
  Federal Funds Purchased                                         -        -
  Other borrowed funds                                        1,650    1,528
  Federal home loan bank advances                            22,648   26,592
  Interest payable                                            3,257    2,142
  Other liabilities                                             476      600
    Total liabilities                                       321,135  315,759

  Stockholders' equity
  Common stock                                                6,540    6,491
  Retained earnings                                          28,494   25,778
  Accumulated other comprehensive income                       (254)    (549)
    Total stockholders' equity                               34,780   31,720
    Total liabilities & stockholders' equity               $355,915 $347,479

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Nine Months Ending
                                                       9/30/00   9/30/99
INTEREST INCOME:
  Loans, including fees                               $ 17,391  $ 14,002
  Investment securities                                  2,945     2,945
  Other                                                    360       260
    Total interest income                               20,696    17,207
INTEREST EXPENSE:
  Deposits                                               8,520     6,806
  Other                                                  1,276       866
    Total interest expense                               9,796     7,672
  Net interest income                                   10,900     9,535
  Loan loss provision                                      563       525
  Net interest income after provision                   10,337     9,010
OTHER INCOME:
  Service charges                                        1,897     1,511
  Loan service fee income                                  217       217
  Trust department income                                  326       311
  Investment securities gains, net                         (85)        1
  Gain on sale of mortgage loans                            74       314
  Other                                                    293       191
    Total other income                                   2,722     2,545
OTHER EXPENSES:
  Salaries and employee benefits                         4,017     3,658
  Occupancy expenses                                     1,170       875
  Amortization of intangibles                              325       323
  Advertising and marketing                                272       246
  Taxes other than payroll, property and income            252       236
  Other                                                  1,562     1,542
    Total other expenses                                 7,598     6,880
  Income before taxes                                    5,461     4,675
  Income taxes                                           1,544     1,304
Net income                                               3,917     3,371

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                   296      (372)

Comprehensive Income                                  $  4,213  $  2,999

Earnings per share
 Basic                                                $   1.39  $   1.20
 Diluted                                                  1.36      1.18

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                Three Months Ending
                                                       9/30/00   9/30/99
INTEREST INCOME:
  Loans, including fees                               $  6,194  $  4,891
  Investment securities                                    900       960
  Other                                                    135        71
    Total interest income                                7,229     5,922
INTEREST EXPENSE:
  Deposits                                               3,094     2,283
  Other                                                    488       339
    Total interest expense                               3,582     2,622
  Net interest income                                    3,647     3,300
  Loan loss provision                                      188       175
  Net interest income after provision                    3,459     3,125
OTHER INCOME:
  Service charges                                          633       544
  Loan service fee income                                   71        73
  Trust department income                                   77        86
  Investment securities gains, net                          (9)       15
  Gain on sale of mortgage loans                            30        46
  Other                                                    116        87
    Total other income                                     918       851
OTHER EXPENSES:
  Salaries and employee benefits                         1,362     1,242
  Occupancy expenses                                       394       291
  Amortization of intangibles                              109       106
  Advertising and marketing                                 90        96
  Taxes other than payroll, property and income             84        78
  Other                                                    505       530
    Total other expenses                                 2,544     2,343
  Income before taxes                                    1,833     1,633
  Income taxes                                             536       457
Net income                                               1,297     1,176

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                   323       (33)

Comprehensive Income                                  $  1,620  $  1,143

Earnings per share
 Basic                                                $   0.46  $   0.42
 Diluted                                                  0.45      0.42



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(thousands, except number of shares)
                                                                     Accumulated
                                                                       Other          Total
                                     ---Common Stock---   Retained  Comprehensive  Stockholders'
                                       Shares    Amount   Earnings     Income         Equity
Balances, December 31, 1999          2,802,471  $  6,491  $ 25,778    $ (549)       $ 31,720

Common stock issued                     17,060       141         -         -             141

Common stock purchased                  (8,417)      (92)     (103)        -            (195)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                  -         -         -       295             295

Net income                                   -         -     3,917         -           3,917

Dividends declared - $.39 per share          -         -    (1,098)        -          (1,098)

Balances, September 30, 2000         2,811,114  $  6,540  $ 28,494    $ (254)       $ 34,780



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                               Nine Months Ending
                                                           9/30/00   9/30/99
Cash Flows From Operating Activities
  Net Income                                              $   3,917 $  3,371
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation                                                  605      450
  Amortization                                                  325      380
  Investment securities amortization (accretion), net           (47)      27
  Provision for loan losses                                     562      525
  Investment securities gains, net                               85       (1)
  Originations of loans held for sale                        (9,385) (19,345)
  Proceeds from sale of loans                                11,397   22,210
  Federal Home Loan Bank Stock Dividends                       (186)    (168)
  Gain on sale of mortgage loans                                (74)    (314)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                       5       25
  Changes in:
    Interest receivable                                        (885)    (286)
    Other assets                                                  3     (670)
    Interest payable                                          1,115      229
    Other liabilities                                          (124)     143
      Net cash from operating activities                      7,313    6,576
Cash Flows From Investing Activities
  Purchases of securities available for sale                (12,793) (32,653)
  Proceeds from sales of securities available for sale       14,759   17,996
  Proceeds from principal payments, maturities and
   calls of securities available for sale                    10,031   19,084
  Purchases of securities held to maturity                     (632)       -
  Proceeds from maturities and calls of securities
   held to maturity                                             435    1,551
  Net change in loans                                       (27,261) (20,816)
  Purchases of bank premises and equipment, net              (1,090)    (851)
    Net cash from investing activities                      (16,551) (15,689)
Cash Flows From Financing Activities:
  Net change in deposits                                      8,457    5,356
  Net change in securities sold under agreements to
   repurchase and other borrowings                             (128)  (2,851)
  Advances from Federal Home Loan Bank                        6,317   10,000
  Payments on Federal Home Loan Bank advances               (10,261)    (287)
  Proceeds from issuance of common stock                        141       50
  Purchase of common stock                                     (195)    (304)
  Dividends paid                                             (1,098)    (925)
    Net cash from financing activities                        3,233   11,039
Net change in cash and cash equivalents                      (6,005)   1,926
Cash and cash equivalents at beginning of period             20,717   10,756
Cash and cash equivalents at end of period                 $ 14,712 $ 12,682

BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                               Three Months Ending
                                                            9/30/00  9/30/99
Cash Flows From Operating Activities
  Net Income                                              $  1,297  $  1,176
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation                                                 210       150
  Amortization                                                 109       125
  Investment securities amortization (accretion), net            1         7
  Provision for loan losses                                    187       175
  Investment securities gains, net                               9       (15)
  Originations of loans held for sale                       (3,324)   (4,090)
  Proceeds from sale of loans                                3,547     4,418
  Federal Home Loan Bank Stock Dividends                       (65)      (59)
  Gain on sale of mortgage loans                               (30)      (46)
  Losses (gains), including write-downs on real
   estate acquired through foreclosure, net                      5         -
  Changes in:
    Interest receivable                                       (454)     (349)
    Other assets                                                98      (194)
    Interest payable                                           853       239
    Other liabilities                                          245       251
      Net cash from operating activities                     2,688     1,788
Cash Flows From Investing Activities
  Purchases of securities available for sale                  (175)  (10,039)
  Proceeds from sales of securities available for sale           -     9,066
  Proceeds from principal payments, maturities and
   calls of securities available for sale                    3,886     4,949
  Proceeds from maturities and calls of securities
   held to maturity                                            320     1,286
  Net change in loans                                       (4,817)  (13,360)
  Purchases of bank premises and equipment, net               (505)     (547)
    Net cash from investing activities                      (1,291)   (8,645)
Cash Flows From Financing Activities:
  Net change in deposits                                     3,872    11,287
  Net change in securities sold under agreements to
   repurchase and other borrowings                          (1,286)   (8,016)
  Advances from Federal Home Loan Bank                       1,317     5,000
  Payments on Federal Home Loan Bank advances                  (77)      (73)
  Proceeds from issuance of common stock                         4         -
  Purchase of common stock                                     (81)      (68)
  Dividends paid                                              (365)     (308)
    Net cash from financing activities                       3,384     7,822
Net change in cash and cash equivalents                      4,781       965
Cash and cash equivalents at beginning of period             9,931    11,717
Cash and cash equivalents at end of period                $ 14,712  $ 12,682

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine and three month periods ended September 30, 2000 and September 30, 1999 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.

2.   INVESTMENT SECURITIES

 Period-end securities are as follows:
  (in thousands)
                                 Amortized  Unrealized  Unrealized   Fair
                                   Cost       Gains       Losses     Value
Available for Sale

September 30, 2000
U.S. Treasury                    $ 14,957     $   1       $  (18)  $ 14,940
U.S. government agencies            2,000         -          (35)     1,965
States and political subdivisions   1,986        37            -      2,023
Mortgage-backed                    22,053        41         (325)    21,769
Other                               2,727       115         (203)     2,639
 Total                             43,723       194         (581)    43,336

December 31, 1999
U.S. Treasury                      18,013         -          (59)    17,954
U.S. government agencies            5,983         -          (81)     5,902
States and political subdivisions   3,643        44           (6)     3,681
Mortgage-backed                    26,317         6         (551)    25,772
Other                               1,807        15         (201)     1,621
 Total                             55,763        65         (898)    54,930

Held to Maturity
September 30, 2000
States and political subdivisions  15,895       362          (65)    16,192

December 31, 1999
States and political subdivisions  15,693       362         (138)    15,917


3.   LOANS

 Loans at period-end are as follows:
  (in thousands)
                          9/30/00    12/31/99

Commercial               $  17,393    $  17,713
Real estate construction    15,654       17,003
Real estate mortgage       155,529      134,810
Agricultural                52,101       46,443
Consumer                    24,785       22,358
Other                          161          280
Total                      265,623      238,607

4. Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

  The factors used in the earnings per share computation follow:

                                                 Nine Months Ended
                                                   September 30,
                                                    2000   1999
                                                   (in thousands)

  Basic Earnings Per Share
   Net Income                                      $3,917  $3,371
   Weighted average common shares outstanding       2,812   2,804
   Basic earnings per share                        $ 1.39  $ 1.20

  Diluted Earnings Per Share
   Net Income                                      $3,917  $3,371
   Weighted average common shares outstanding       2,812   2,804
   Add dilutive effects of assumed exercise
    of stock options                                   58      61
   Weighted average common and dilutive
    Potential common shares outstanding             2,870   2,865
   Diluted earnings per share                      $ 1.36  $ 1.18

                                                 Three Months Ended
                                                    September 30,
                                                     2000    1999
                                                    (in thousands)

  Basic Earnings Per Share
   Net Income                                      $1,297  $1,176
   Weighted average common shares outstanding       2,812   2,805
   Basic earnings per share                        $ 0.46  $ 0.42

  Diluted Earnings Per Share
   Net Income                                      $1,297  $1,176
   Weighted average common shares outstanding       2,812   2,805
   Add dilutive effects of assumed exercise
    of stock options                                   49      67
   Weighted average common and dilutive
    Potential common shares outstanding             2,861   2,872
   Diluted earnings per share                      $ 0.45  $ 0.42


  Stock options for 600 shares (for the period ended
  September 30, 2000) of common stock were not considered in computing earnings per share because they were antidilutive.

5.   Dividends per share paid for the quarter ended
  September 30, 2000 were $0.13 compared to $0.11 for
  September 30, 1999. This is the same rate of dividend paid for the first and second quarters of the respective years.

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

  The Company's only identified derivative activity is the utilization of mandatory forward contracts to mitigate the interest rate risks associated with its mortgage banking transactions. Management expects to designate these derivatives as hedging instruments and therefore have a minimal impact on the income statement when the standard is adopted.


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

Summary

Bourbon Bancshares, Inc. recorded net income of $3.9 million, or $1.39 basic earnings per share and $1.36 diluted earnings per share for the first nine months ended September 30, 2000 compared to $3.4 million, or $1.20 basic earnings per share and $1.18 diluted earnings per share for the nine month period ending September 30, 1999. The first nine months reflects an increase in net income of 16%. For the three month period ending September 30, 2000, net income was $1.3 million ($0.46 basic earnings per share and $0.45 diluted earnings per share) compared to $1.2 million ($0.42 basic earnings per share and $0.42 diluted earnings per share) for the same time period in 1999. This was an increase in net income of 10%.

Return on average assets was 1.49% for the first nine months ended September 30, 2000 compared to 1.42% for the same time period in 1999, an increase of 5%. For the three month period ending September 30, 2000, the return on average assets was 1.45% compared to 1.47% for the same period in 1999, a decrease of 1%. Return on average equity was 15.8% and 14.9% for the nine months ended September 30, 2000 and 1999, respectively, an increase of 6%. The return on equity was 15.2% and 15.3% for three month period ending September 30, 2000 and September 30, 1999, respectively.

Our business continues to grow at a healthy pace. Average deposits have increased $22 million from September 1999 to September 2000, up 8%. Our loan demand has been even greater. September 2000 average loans have increased $43 million from September 1999, up 20%. These changes have caused the interest margin to increase 8 basis points during the first nine months of 2000 compared to 1999.

Net Interest Income

Net interest income was $10.9 million for the nine months ending September 30, 2000 compared to $9.5 million in 1999, resulting in an increase of $1.4 million or 14%. The interest margin was 4.42% for the first nine months of 2000 compared to 4.34% in 1999, an increase of 8 basis points. For the three month period ending September 30, 2000, net interest income was $3.6 million compared to $3.3 million for the same period in 1999, up 10%. The interest margin was 4.32% for the three month period ending September 30, 2000 compared to 4.44% for the same period in 1999. Typically, banks have experienced declining margins over the past year with the increase in rates. However, our interest margins have increased due to the change in the composition of our balance sheet. Year to date average loans are up $34 million, or 16% from 1999 to 2000 resulting in an increase in loan interest income of $3.4 million for the first nine months. Average deposits also increased from 1999 to 2000, up $19.7 million, or 7%. This increased volume has resulted in an increase in deposit interest expense of $1.7 million for the first nine months. The banking industry continues to battle competition for deposit dollars, and this trend is expected to continue.


Non-Interest Income

Non-interest income increased $0.2 million for the nine month period ended September 30 from $2.5 million in 1999 to $2.7 million in 2000. An increase of $386 thousand in service charges from 1999 to 2000 is mainly attributable to an increase in overdraft charges of $252 thousand. Income from ATM's of $56 thousand also contributed to this increase. Investment securities net losses were $86 thousand greater for the first nine months of 2000 compared to the same period in 1999. The increase in rates has caused the value of the existing portfolio to decline. Therefore, some securities were sold at a loss and replaced with securities at higher rates which will increase future interest income. The reduction of loan gains of $240 thousand is attributable to an increase in rates in 2000 as compared to 1999. The increase in rates resulted in a reduction of loan originations and refinances. Due to the volatility of rates, the level of activity and related income may continue to decline. The increase in other income of $102 thousand in the first nine months of 2000 as compared to the same time period in 1999 is a result of an increase in debit card income of $61 thousand and an increase in credit card income of $24 thousand. We continue to promote the use of electronic products and expect these to be an integral part of our business.

For the three month period ending September 30, 2000, non-interest income increased $67 thousand to $918 thousand from $851 thousand in 1999. Service charges increased $89 thousand from $544 thousand in 1999 to $633 thousand in 2000. Of this, $85 thousand is attributable to overdraft charges. Net investment security losses increased $24 thousand. The mortgage banking originations continued to decline. The gain on sale of mortgage loans declined $16 thousand. Other income increased $29 thousand, with the majority of this being an increase in debit and credit card income of $19 thousand.

Non-Interest Expense

The increase of $718 thousand in non-interest expenses from $6.9 million for the nine months ended September 30, 1999 to $7.6 million for the same period in 2000 was a result of several factors. Salaries and benefits increased $359 thousand for the first nine months of 2000 compared to 1999, an increase of 9.8%. Of this, $76 thousand is attributable to the acquisition of the Wilmore branch, since it was acquired in August 1999. The remainder of the increase is primarily due to annual salary increases. Salaries, excluding bonuses and incentives, increased 7.7% from 1999 to 2000. Employee benefits increased $146 thousand for this same period. This increase is mainly attributable to the increasing cost of health insurance. For the three month period ending June 30, 2000, salaries and benefits increased $120 thousand.

Occupancy expense increased $295 thousand to $1.2 million for the first nine months of 2000 compared to 1999.
Depreciation is up $155 thousand for this period. Building and equipment maintenance was $114 thousand higher for the first nine months of 2000 compared to 1999. For the three month period ending September 30, 2000, occupancy expense increased $103 thousand. The third quarter's increase is consistent with the increase in the first and second quarters. These increases are a result on the Company's continued emphasis on improving and maintaining its facilities.

Advertising and Marketing costs increased $26 thousand to $272 thousand for the first nine months of 2000 as compared to the same period in 1999. For the three month period ending
September 30, 2000, these costs decreased $6 thousand.
Marketing of the acquisition of the Wilmore branch was $26 thousand in 1999. Continued efforts have been made by the Company to promote the name and the products of Kentucky
Bank.

Other expenses for the first nine months of 2000 compared to 1999 increased $20 thousand to $1.6 million. For the three month period ending September 30, 2000, other expenses decreased $25 thousand to $505 thousand. During the second quarter of 1999, the processing of electronic products was changed. Costs of these products and their related usage, and the related conversion resulted in an increase in expenses of $70 thousand in 1999. Outside of the electronic products change, the other changes are normal due to the growth of the Bank and the general increase in the cost of doing business.

Income Taxes

The tax equivalent rate for the nine months ended September
30 was 28% for both 2000 and for 1999. For the three month period ending September 30, 2000 the tax equivalent rate was 29% compared to 28% for the same period in 1999. These rates being less than the statutory rate is a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. Shares will be purchased from time to time in the open market depending on market prices and other considerations.

Liquidity and Funding

Cash and cash equivalents were $14.7 million as of September 30, 2000 compared to $20.7 million at December 31, 1999. At December 31, 1999, the Bank had excess cash on hand as a precautionary measure related to "Y2K", which was common in the financial industry. The cash flow statement indicates the funds provided and their uses from the operations of the Bank.

Therefore, the cash flow statements provide a useful analysis of liquidity. This report reveals a decrease of cash and cash equivalents for the first nine months of 2000 of $6.0 million compared to an increase of $1.9 million for the same period in 1999. In 2000, net cash from operating activities was $7.3 million compared to $6.6 million in 1999. For the three months ending September 2000, net cash from operating activities increased $2.7 million compared to $1.8 million in 1999.

For the first nine months, securities had a net decline of $11.8 million in 2000 and by $6.0 million in 1999. Much of this change in 2000 has been used to offset the net change in loans of $27 million in 2000. For the first nine months of 1999, the net change in loans was $21 million.
Similarly, for the three months ending September 30, 2000, net loans have increased $5 million compared to $13 million for the same period in 1999.

During the first nine months of 2000, $10 million has been repaid to the Federal Home Loan Bank (FHLB). In 2000 $6 million and in 1999, $10 million in advances were received from the FHLB. Other borrowings decreased $0.1 million in 2000 and $2.9 million in 1999. Deposits increased $8 million in 2000 and increased $5 million in 1999 during this same time period. During the three months ending September 30, 2000, deposits have increased $4 million, while during this period in 1999, deposits increased $11 million. For the three months ending September 30, other borrowings decreased $1 million in 2000 compared to a decrease of $8 million in 1999. Federal Home Loan Bank advances were $1 million for the three month period ending September 30, 2000 compared to $5 million for the same period in 1999.

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as FHLB Advances may be used.
Borrowing available through FHLB is over $6 million. In addition, over $45 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of September 30, 2000, the Company's non-performing assets totaled $2.3 million or 0.9% of loans compared to $0.8 million or 0.4% of loans in 1999. The increase in accruing loans which are past due 90 days or more is due principally to one line of credit totaling $788 thousand. This is a nonrecurring item and the Company does not expect to incur any loss related to this borrower. (See table below) Real estate loans composed 79% and 69% of the non-performing loans as of September 30, 2000 and 1999, respectively.
Forgone interest income on the non-accrual loans for both
2000 and 1999 is immaterial.

Nonperforming Assets
                                          September 30
                                          (in thousands)
                                        2000          1999
Non-accrual Loans                   $        240  $        155
Accruing Loans which are
  Contractually past due
  90 days or more                          1,975           505
Restructured Loans                           130           135
Total Nonperforming and Restructured       2,345           795
Other Real Estate                            178           312
Total Nonperforming and Restructured
 Loans and Other Real Estate        $      2,523  $      1,107
Nonperforming and Restructured Loans
 as a Percentage of Loans                   0.88%         0.35%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                            0.71%         0.34%

Provision and Reserve for Possible Loan Losses

The 2000 nine month provision for loan losses of $563 thousand is higher than the 1999 number of $525 thousand. The three month provision was $188 thousand in 2000 and $175 thousand in 1999. Loan growth has required management to increase the provision in order to maintain a reserve for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. As depicted in the table below, the loan loss reserve to total loans was 1.29% on September 30, 2000 and 1.34% on September 30, 1999. Net charge-offs for the nine month period ending September 30, 2000 were $246 thousand compared to $207 thousand for the same period in 1999. Management feels the current loan loss reserve is sufficient to meet expected loan losses.

Loan Losses
                                    Nine Months Ended September 30
                                           (in thousands)
                                         2000          1999
Balance at Beginning of Period      $      3,103  $      2,735
Amounts Charged-off:
  Commercial                                  10             -
  Real Estate Mortgage                        45            38
  Agricultural                                29            54
  Consumer                                   246           152
Total Charged-off Loans                      330           244
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                  12             3
  Real Estate Mortgage                         7             1
  Agricultural                                 6             2
  Consumer                                    59            31
Total Recoveries                              84            37
Net Charge-offs                              246           207
Provision for Loan Losses                    563           525
Balance at End of Period                   3,420         3,053
Loans
  Average                                250,949       211,801
  At September 30                        265,623       227,486
As a Percentage of Average Loans:
  Net Charge-offs                           0.10%         0.10%
  Provision for Loan Losses                 0.22%         0.25%
Allowance as a Percentage of
 Period-end Loans                           1.29%         1.34%
Allowance as a Multiple of
 Net Charge-offs                            13.8          14.7
Allowance as a Percentage of
 Non-performing and Restructured Loans      1.46          3.84

Loan Losses
                                    Quarter Ended September 30
                                           (in thousands)
                                         2000          1999
Balance at Beginning of Period      $      3,333  $      2,935
Amounts Charged-off:
  Commercial                                  10             -
  Real Estate Mortgage                        21            10
  Agricultural                                23            11
  Consumer                                    86            44
Total Charged-off Loans                      140            65
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                   9             -
  Real Estate Mortgage                         6             -
  Agricultural                                 5             1
  Consumer                                    19             7
Total Recoveries                              39             8
Net Charge-offs                              101            57
Provision for Loan Losses                    188           175
Balance at End of Period                   3,420         3,053
Loans
  Average                                258,052       210,245
  At September 30                        265,623       227,486
As a Percentage of Average Loans:
  Net Charge-offs                           0.04%         0.03%
  Provision for Loan Losses                 0.07%         0.08%
Allowance as a Percentage of
 Period-end Loans                           1.29%         1.34%
Allowance as a Multiple of
 Net Charge-offs                            33.9          53.6

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The primary tool used by management is an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below within the Board of Directors specified limits. As of September 30, 2000 the projected percentage changes are within the Board approved limits and the Company's interest rate risk is also within Board approved limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2000 is as follows:

(in thousands)

PROJECTED NET INTEREST INCOME

                                                  Level
Rate Change:                    - 300    - 100    Rates    + 100    + 300

Year One  (10/1/00 - 9/30/01)
   Interest Income             $26,333  $28,603  $29,737  $30,872  $33,142
   Interest Expense             11,571   13,786   14,893   16,000   18,214

       Net Interest Income      14,762   14,817   14,844   14,872   14,928


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/1/00 - 9/30/01)
   Interest Income             $(3,404) $(1,135)   N/A      1,135   3,404
   Interest Expense             (3,321)  (1,107)   N/A      1,107   3,321

       Net Interest Income         (83)     (28)   N/A         28      83


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/1/00 - 9/30/01)
   Interest Income               -11.4%    -3.8%   N/A       3.8%    11.4%
   Interest Expense              -22.3%    -7.4%   N/A       7.4%    22.3%

       Net Interest Income        -0.6%    -0.2%   N/A       0.2%     0.6%

Board approved limit            >-10.0%   >-4.0%   N/A     >-4.0%  >-10.0%

These numbers are comparable to 1999. In 2000, year one reflected a decline in net interest income of 0.6% with a 300 basis point decline compared to the 0.4% decline in 1999. The 300 basis point increase in rates reflected a 0.6% increase in net interest income in 2000 compared to 0.1% in 1999. Percentage changes in 2000 are comparable to 1999.

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

                         Bourbon Bancshares, Inc.

Date  __11/14/00_________     __/s/Buckner Woodford____________
                              Buckner Woodford, President and C.E.O.

Date  __11/14/00_________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer

Exhibit 11

Earnings Per Share

See Note 4 in Notes to Consolidated Financial Statements for computation of per share earnings.