Form 10-K
period 2000-12-31
BOURBON BANCSHARES INC /KY/
filed 2001-03-30
CIK 1000232

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C.  20549
                  FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
                     or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Aggregate market value of voting stock held by non-affiliates as of February 28, 2001 was approximately $55.7 million. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of February 28, 2001: 2,800,358.

PART I

Item 1.  Business

General

Bourbon Bancshares, Inc. ("Company" or "Bourbon") is a
Kentucky corporation organized in 1981 and a bank and savings and loan holding company registered under the Bank
Holding Company Act of 1956, as amended ("BHCA") and the Home Owners Loan Act of 1933, as amended ("HOLA").

The Company conducts business through one banking
subsidiary, Kentucky Bank. Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky. Kentucky Bank has its main office in Paris (Bourbon County), Kentucky, additional offices in Paris, North Middletown (Bourbon County), Winchester (Clark County), Georgetown (Scott County), Versailles (Woodford County), Nicholasville (Jessamine County), Wilmore (Jessamine County), Kentucky and a loan production office in Cynthiana (Harrison County), Kentucky. During 2001, the Company plans to add a full service banking facility in Cynthiana. The deposits of Kentucky Bank are insured up to prescribed limits by the
Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), both of the Federal Deposit Insurance Corporation ("FDIC"). Kentucky Bank is engaged in general full-service commercial and consumer banking. Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses. Kentucky Bank makes residential mortgage, installment and other loans to its individual and other non-commercial customers. Kentucky Bank also offers its customers the opportunity to obtain a credit card. Kentucky Bank offers its customers a variety of other services, including checking, savings, club and money market accounts, certificates of deposits, safe deposit facilities and other consumer-oriented financial services. In 2000, Kentucky
Bank made Internet banking available to its customers at
www.kybank.com.   Through its Wealth Management Department,
Kentucky Bank provides brokerage services, personal trust and agency services (including management agency services) and, to a lesser extent, corporate trust services (including the management of corporate pension and profits sharing plans).

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

Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value.
Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The
Company did not have any mandatory forward sales contracts at December 31, 2000. As allowed in conjunction with the adoption of this standard, the Company transferred its entire securities held to maturity portfolio to available for sale. As a result of this transfer and the corresponding adjustment to fair value, on January 1, 2001 securities increased $407,000, other assets decreased
$138,000, and accumulated other comprehensive income increased $269,000.

The Gramm-Leach-Bliley Act of 1999 eliminates restrictions imposed by the Glass-Steagall Financial Services Law, adopted in the 1930s, which prevented banking, insurance and securities firms from fully entering each other's businesses. While it is still uncertain what the impact of this legislation will be, it is likely to result in further consolidation in the financial services industry. In addition, removal of these barriers will likely increase the number of entities providing banking services, thereby increasing competition.

Employees

At December 31, 2000, the number of full time equivalent employees of the Company was 159.

Item 2.  Properties

The main banking office of Kentucky Bank, which also serves as the principal office of Bourbon Bancshares, Inc., is located at Fourth and Main Streets, Paris, Kentucky 40361. In addition, Kentucky Bank serves customer needs at 10 other locations. All locations, except for the Cynthiana office (which is a loan production office), offer a full range of banking services. In Cynthiana, land has been purchased and plans have been made to construct a full service facility during the 2001 year. Kentucky Bank owns all of the properties at which it conducts its business, except the location in Scott County at Paris Pike, which is leased.
The Company owns approximately 63,000 square feet of office space and leases approximately 2,000 square feet of office space, with aggregate annual lease payments of approximately $16 thousand in 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

The Company's Common Stock is not listed on any national securities exchange nor is it quoted on the NASDAQ system. However, it is listed on the OTC Bulletin Board under the symbol "BBON.OB". Trading in the Common Stock has been infrequent, with two regional retail brokerage firms making the market. On June 8, 1999, the stockholders approved a two-for-one stock split effective July 15, 1999. All shares and per share amounts have been retroactively restated to reflect the split. The following table sets forth the high and low sales prices of the Common Stock and the dividends declared thereon, for the periods indicated below:

                       High           Low         Dividend

     2000 Quarter 4   $23.50         $21.00         $.13
          Quarter 3    24.50          19.00          .13
          Quarter 2    30.00          24.00          .13
          Quarter 1    26.00          24.00          .13

     1999 Quarter 4   $26.00         $24.00         $.11
          Quarter 3    24.00          22.00          .11
          Quarter 2    22.50          20.50          .11
          Quarter 1    21.00          20.00          .11

Note 13 to the Company's consolidated financial statements included in this report contains additional information relating to amounts available to be paid as dividends.

As of December 31, 2000 the Company had 2,808,067 shares of
Common Stock outstanding and approximately 442 holders of record of its Common Stock.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. On June 8, 1999, the stockholders approved a two-for-one stock split effective July 15, 1999. All shares and per share amounts have been retroactively restated to reflect the split.

>CAPTION>
                                          At or For the Year Ended December 31
                              (dollars and shares in thousands, except per share amounts)
                                      2000      1999      1998      1997      1996
CONDENSED STATEMENT OF INCOME:
Total Interest Income                $28,207   $23,453   $21,983   $20,962   $19,425
Total Interest Expense                13,597    10,547    10,666    10,415     9,839
Net Interest Income                   14,610    12,906    11,317    10,547     9,586
Provision for Losses                     750       700       700       493       402
Net Interest Income After
 Provision for Losses                 13,860    12,206    10,617    10,054     9,184
Noninterest Income                     3,798     3,386     3,073     2,390     2,284
Noninterest Expense                   10,374     9,422     8,514     7,888     7,715
Income Before Income
 Tax Expense                           7,284     6,170     5,176     4,556     3,753
Income Tax Expense                     2,031     1,720     1,372     1,148       866
Net Income                           $ 5,253   $ 4,450   $ 3,804   $ 3,408   $ 2,887

SHARE DATA:
Basic Earnings per Share (EPS)        $ 1.87    $ 1.59    $ 1.36    $ 1.22    $ 1.02
Diluted EPS                             1.83      1.55      1.33      1.20      1.00
Cash Dividends Declared per share       0.52      0.44      0.40      0.36      0.32
Book Value per share                   12.77     11.32     10.46      9.58      8.72
Average Common Shares-Basic            2,812     2,803     2,801     2,792     2,849
Average Common Shares-Diluted          2,868     2,868     2,862     2,844     2,887

SELECTED BALANCE SHEET DATA:
Loans, net including held for sale  $269,757  $238,998  $210,108  $182,839  $157,564
Investment Securities                 68,054    70,623    72,353    81,703    92,540
Total Assets                         371,847   347,479   308,705   290,655   272,453
Deposits                             300,816   274,566   258,740   241,325   231,071
Securities sold under agreements to
 repurchase and other borrowings       9,446    11,858    11,248     9,458     4,160
Federal Home Loan Bank advances       21,644    26,592     6,954    10,236    10,534
Stockholders' Equity                  35,860    31,720    29,372    26,716    24,633

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets                        1.49%     1.39%     1.31%     1.23%     1.10%
Return on Stockholders' Equity         15.63%    14.57%    13.57%    13.43%    12.06%
Net Interest Margin (1)                 4.47%     4.46%     4.27%     4.18%     4.02%
Equity to Assets (annual average)       9.51%     9.54%     9.62%     9.17%     9.11%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio                  27.84%    27.73%    29.49%    29.49%    31.57%
Number of Employees (at period end)      159       149       144       145       137

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans                1.24%     1.28%     1.28%     1.25%     1.32%
Net Charge-offs as a Percentage
 of Average Loans                       0.18%     0.15%     0.15%     0.16%     0.10%

(1)  Tax equivalent

Item 7.  Management's Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying notes included as Exhibit 13. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 2000 data. On June 8, 1999, the stockholders approved a two-for-one stock split effective July 15, 1999. All shares and per share amounts have been retroactively restated to reflect the split.

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

Summary

Net income for the year ended December 31, 2000 was $5.3 million, or $1.87 per common share compared to $4.5 million, or $1.59 for 1999 and $3.8 million, or $1.36 for 1998.
Earnings per share assuming dilution were $1.83, $1.55 and $1.33 for 2000, 1999 and 1998, respectively. For 2000, net income increased $803 thousand, or 18%. Net interest income increased 13%, loan loss provision increased 7%, other income increased 12% and other expenses increased 10%. During 1999, net income increased $647 thousand, up 17%.
Net interest income increased 14% and the loan loss provision remained relatively constant, while other income increased 10% and other expenses increased 11%.

Return on average equity was 15.6% in 2000 compared to 14.6% in 1999 and 13.6% in 1998. Return on average assets was 1.49% in 2000 compared to 1.39% in 1999 and 1.31% in 1998.

Non-performing loans as of a percentage of loans (including held for sale) were 0.66%, 0.31% and 0.50% as of December
31, 2000, 1999 and 1998, respectively. With emphasis on loan growth and through management's concerted effort on loan quality, these ratios have remained well below peer groups over the last three years.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company's largest source of revenue, on a tax equivalent basis increased from $11.7 million in 1998 to $13.2 million in 1999 to $14.9 million in 2000. The taxable equivalent adjustment (nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Based on the volume rate analysis that follows, during 2000, average earning assets and interest bearing liabilities continued to increase. Average earning assets increased $36 million, or 12%. This increase in volume accounted for 72% of the increase in net interest income. Bank-wide efforts to increase loan demand have also been successful. Loans were the largest contributor to the 2000 increase with real estate mortgages increasing $29 million from 1999 to 2000. Average interest liabilities increased $27 million, or 11% during this same period. The increase in volume accounted for 46% of the increase in interest expense. Certificates of deposit and other time deposits composed $19 million of this increase. Federal Home Loan Bank (FHLB) advances made up an additional $5 million. The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances. During 2000 rates were on the rise. Bank prime rates increased 100 basis points during the year. As a result of this, the tax equivalent yield on earning assets increased from 8.00% in 1999 to 8.54% in 2000. The volume rate analysis that follows indicates that 28% of the increase in interest income was attributable to the change in rates. The rate increase also caused an increase in the cost of interest bearing liabilities. The average rate of these liabilities increased from 4.29% in 1999 to 4.99% in 2000. Based on the volume rate analysis that follows, the change in rates was responsible for 54% of the change in interest expense. As a result, 2000 gross and net interest income and margin is attributed to increases in volume reduced slightly by the negative impact of increases in rates. In spite of the conversely positive impact on net interest income that may result from the declining rates environment in 2001, competitive pressures on interest rates will continue and are likely to result in tighter net interest margins.

Average earning assets and interest bearing liabilities both increased from 1998 to 1999. The increase in earning assets of $24 million offset with a decline of 18 basis points in the tax equivalent yield have resulted in tax equivalent interest income increasing $1.5 million. Average loans increased $28 million along with a 25 basis point drop in the yield, resulting in the loan income increasing $2 million. Average interest bearing liabilities increased $20 million, which coupled with a 42 basis point decline in the yield caused the interest on liabilities to decline $119 thousand. The $488 thousand decline in deposit interest is a result of average deposits increasing $12 million and the corresponding yield dropping 47 basis points.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these increases in 2000 and 1999. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.


                                 2000 vs. 1999              1999 vs. 1998
                           Increase (Decrease) Due    Increase (Decrease) Due
                                 to Change in               to Change in
                                              Net                        Net
                           Volume    Rate    Change   Volume    Rate    Change

INTEREST INCOME
Loans                      $3,293   $1,220   $4,513   $2,419   $ (462)  $1,957
Investment Securities         (35)      37        2     (135)    (263)    (398)
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell         184       51      235      (69)     (18)     (87)
Deposits with Banks             4        1        5       (1)      (1)      (2)
  Total Interest Income     3,446    1,309    4,755    2,214     (744)   1,470
INTEREST EXPENSE
Deposits
Demand                         16      339      355      793     (833)     (40)
Savings                        11        1       12       23      (69)     (46)
Negotiable Certificates of
 Deposit and Other
 Time Deposits                990    1,151    2,141      255     (657)    (402)
Securities sold under
 agreements to
 repurchase and
 other borrowings             120       33      153      176       32      208
Federal Home Loan
 Bank advances                285      105      390      223      (62)     161
  Total Interest Expense    1,422    1,629    3,051    1,470   (1,589)    (119)
    Net Interest Income    $2,024   $ (320)  $1,704   $  744  $   845   $1,589


Average Consolidated Balance Sheets and Net Interest Analysis  (dollars in thousands)
                                                  2000                         1999                         1998
                                       Average            Average   Average            Average   Average            Average
                                       Balance   Interest   Rate    Balance   Interest   Rate    Balance   Interest   Rate
ASSETS
Interest-Earning Assets
Securities Held to Maturity
 State and Municipal obligations       $ 15,837   $   912   5.76%   $ 16,360   $   945   5.78%   $ 16,371   $   971   5.93%
Securities Available for Sale (1)
 U.S. Treasury and Federal
  Agency Securities                      44,585     2,726   6.11%     47,887     2,725   5.69%     50,902     3,108   6.11%
 State and Municipal obligations          2,947       148   5.02%      3,642       182   5.00%      3,917       197   5.03%
 Other Securities                         6,110       346   5.66%      4,943       278   5.62%      3,931       252   6.41%
  Total Securities Available for sale    53,642     3,220   6.00%     56,472     3,185   5.64%     58,750     3,557   6.05%
Total Investment Securities              69,479     4,132   5.95%     72,832     4,130   5.67%     75,121     4,528   6.03%
Tax Equivalent Adjustment                             278   0.40%                  340   0.47%                  345   0.46%
Tax Equivalent Total                                4,410   6.35%                4,470   6.14%                4,873   6.49%
Federal Funds Sold and
 Agreements to Repurchase                 6,038       384   6.36%      2,999       149   4.97%      4,372       236   5.40%
Interest-Bearing Deposits with Banks        193        11   5.70%        124         6   4.84%        152         8   5.26%
Loans, Net of Deferred Loan Fees (2)
 Commercial                              29,497     2,822   9.57%     26,530     2,306   8.69%     23,150     2,093   9.04%
 Real Estate Mortgage                   204,197    18,371   9.00%    175,429    14,946   8.52%    154,764    13,525   8.74%
 Installment                             24,017     2,488  10.36%     19,350     1,916   9.90%     15,268     1,593  10.43%
  Total Loans                           257,711    23,681   9.19%    221,309    19,168   8.66%    193,182    17,211   8.91%
Total Interest-Earning Assets           333,421    28,486   8.54%    297,264    23,793   8.00%    272,827    22,328   8.18%
Allowance for Loan Losses                (3,330)                      (2,969)                      (2,550)
Cash and Due From Banks                  10,063                       12,899                        9,225
Premises and Equipment                    7,445                        6,952                        6,187
Other Assets                              5,816                        6,091                        5,793
Total Assets                           $353,415                     $320,237                     $291,482

LIABILITIES
Interest-Bearing Deposits
 Interest-Bearing Checking
  And Money Market Investment Accounts $ 70,788   $ 2,514   3.55%   $ 70,263   $ 2,159   3.07%   $ 63,413   $ 2,199   3.47%
 Savings                                 14,089       281   1.99%     13,533       269   1.99%     12,679       315   2.48%
 Certificates of Deposit and
  Other Deposits                        158,106     9,013   5.70%    139,381     6,872   4.93%    134,893     7,274   5.39%
  Total Interest-Bearing                242,983    11,808   4.86%    223,177     9,300   4.17%    210,985     9,788   4.64%
Securities sold under agreements to
 repurchase and other borrowings         10,316       632   6.13%      8,332       479   5.75%      5,222       271   5.19%
Federal Home Loan Bank advances          19,442     1,158   5.96%     14,499       768   5.30%     10,067       607   6.03%
Total Interest-Bearing Liabilities      272,741    13,598   4.99%    246,008    10,547   4.29%    226,274    10,666   4.71%
Noninterest-Bearing Demand Deposits      43,813                       40,715                       34,487
Other Liabilities                         3,254                        2,963                        2,693
Total Liabilities                       319,808                      289,686                      263,454
STOCKHOLDERS' EQUITY                     33,607                       30,551                       28,028
Total Liabilities and
 Shareholder's Equity                  $353,415                     $320,237                     $291,482
Average Equity to Average Total Assets     9.51%                        9.54%                        9.62%
Net Interest Income                                14,610                       12,906                       11,317
Net Interest Income (tax equivalent) (3)          $14,888                      $13,246                      $11,662
Net Interest Spread
 (tax equivalent) (3)                                       3.55%                        3.72%                        3.47%
Net Interest Margin
 (tax equivalent) (3)                                       4.47%                        4.46%                        4.27%
(1)  Averages computed at amortized cost.
(2)  Includes loans on a nonaccrual status and loans held for sale.
(3)  Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-
     deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $3.8 million in 2000 compared to $3.4 million in 1999 and $3.1 million in 1998. The $413 thousand increase in 2000 is mainly attributable to an increase in service charges, as a result of an increase in overdraft charges of $444 thousand. In 2000 securities losses were $88 thousand compared to $1 thousand gains in 1999 and $41 thousand gains in 1998. These resulted principally from U.
S. Treasury securities sold before maturity to obtain interest yields. In addition, gains on loans sold were $133 thousand, $351 thousand and $440 thousand in 2000, 1999 and 1998, respectively. During 2000 and 1999, the volume of origination of mortgage loans held for sale declined. Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation. During 2000, the Company sold some loans along with their servicing rights and therefore there was a slight decline in loan service fee income in 2000. The sales of loans were $15 million, $25 million and $35 million in 2000, 1999 and 1998, respectively. Volume of loan sales are inverse to rate changes. The rate environment in 2000 and 1999 was rising and therefore resulted in declining loan sales. Rates have fallen in the first quarter of 2001 and as a result, will favorably impact our loan sales in 2001 compared to 2000. Other noninterest income excluding security and loans net gains was $3.8 million in 2000, $3.0 million in 1999 and $2.6 million in 1998. Service charges and trust department income have both been big contributors to this increase in income over this three-year period. Overdraft income increased $444 thousand in 2000, principally the result of increases in deposits and implementation of a new "Kentucky Courtesy" overdraft in the last quarter of 2000.

Noninterest expense increased $952 thousand in 2000 to $10.4 million, $908 thousand in 1999 to $9.4 million from $8.5 million in 1998. The increases in salaries and benefits from $4.5 million in 1998 to $5.1 million in 1999 and to $5.5 million in 2000 are mainly attributable to normal salary and benefit increases and a change in bonus compensation in 1999, with an increased focus on incentive compensation. Due to this change, bonuses were $23 thousand higher in 2000 compared to 1999 and $234 thousand higher in 1999 compared to 1998. Occupancy expense increased $177 thousand, or 13% in 2000 to $1.5 million and increased $197 thousand, or 17% in 1999 to $1.4 million and 16% in 1998, to $1.2 million. The Company has purchased land and plans are under way to construct a new full service facility in Cynthiana. This project is expected to be complete toward the end of the third quarter of 2001. Other noninterest expense increased from $2.8 million in 1998 to $3.0 million in 1999 and in 2000 other noninterest expenses increased to $3.3 million.

The following table is a summary of noninterest income and expense for the three-year period indicated.

                                     For the Year Ended December 31
                                             (in thousands)
                                        2000       1999       1998
NON-INTEREST INCOME
Service Charges                       $ 2,650    $ 2,075    $ 1,811
Loan Service Fee Income                   287        291        283
Trust Department Income                   420        398        300
Investment Securities Gains
 (Losses), net                            (88)         1         41
Gains on Sale of Mortgage Loans           132        351        440
Other                                     397        270        198
 Total Non-interest Income            $ 3,798    $ 3,386    $ 3,073

NON-INTEREST EXPENSE
Salaries and Employee Benefits        $ 5,539    $ 5,054    $ 4,527
Occupancy Expenses                      1,538      1,361      1,164
Other                                   3,297      3,007      2,823
 Total Non-interest Expense           $10,374    $ 9,422    $ 8,514

Net Non-interest Expense as a
 Percentage of Average Assets           1.86%      1.88%      1.87%

Income Taxes

The Company had income tax expense of $2.0 million in 2000 compared to $1.7 million in 1999 and $1.4 million in 1998. This represents an effective income tax rate of 27.9% in 2000 and in 1999, and 26.5% in 1998. The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities. The higher effective rate for 1999 compared to 1998 is a result of tax-free income remaining virtually unchanged for these two years while income before taxes increased $995 thousand in 1999 and $619 thousand in 1998.

Balance Sheet Review

Assets at year-end 2000 totaled $372 million compared to $347 million in 1999 and $309 million in 1998. In 2000, loan growth was $34 million and deposit growth was $26 million. FHLB advances declined $5 million. An additional $5 million FHLB advance was received in 2000 and the short term advance of $10 million discussed below was repaid.
Loan growth of $32 million in 1999 was funded by deposit growth of $16 million and an increase in borrowings of $20 million. At the end of 1999, Cash and Due From Banks were $9 million higher and an additional short term FHLB advance was obtained for $10 million as a precaution for possible Y2K anxieties. The advance was repaid in the first quarter of 2000 and cash and due from banks returned to their normal levels in the first quarter of 2000 also.

Loans

Total loans (including loans held for sale) were $273 million at December 31, 2000 compared to $242 million at the end of 1999 and $213 million in 1998. As of the end of 2000 and compared to the prior year-end, real estate construction loans decreased $1.7 million, real estate mortgage loans (including loans held for sale) increased $24.9 million, agricultural loans increased $5.6 million and installment loans increased $2.4 million. As of the end of 1999 and compared to the prior year-end, commercial loans increased $2.5 million, real estate construction loans increased $5.9 million, real estate mortgage loans (including loans held for sale) increased $13.6 million, agricultural loans increased $2.2 million and installment loans increased $4.8 million. Since 1998, management has utilized regional loan goals for each type of loan and this emphasis has resulted in improved sales efforts by the lending personnel. Management continues to place more emphasis on the growth without sacrificing the quality of the loan portfolio.

As of December 31, 2000, the real estate mortgage portfolio comprised 60% of total loans compared to 57% in 1999. Of this, 1-4 family residential property represented 73% in 2000 and 76% in 1999. Agricultural loans comprised 19% in 2000 and in 1999 of the loan portfolio. Approximately 77% and 75% of the agricultural loans are secured by real estate for 2000 and 1999, respectively. The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops. Automobile loans account for 51% in 2000 and 52% in 1999 of the installment loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons. Collateral is generally obtained on these loans after analyzing the repayment ability of borrower. Commercial loan's portfolio is mainly for capital outlays and business operation. Collateral is requested depending on the creditworthiness of the borrower. Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer. Approximately 5% of the loan portfolio is unsecured. Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company's loan portfolio by category for each of the last five years.
There is no concentration of loans (greater than 5% of the loan portfolio) in any industry. Bourbon has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding
                                  At December 31 (in thousands)
                            2000     1999     1998     1997     1996
Commercial                $ 17,452 $ 17,713 $ 15,177 $ 10,644 $ 10,216
Real Estate Construction    15,270   17,003   11,055    7,657    4,200
Real Estate Mortgage       163,190  138,337  124,721  113,524   99,293
Agricultural                52,008   46,443   44,199   37,924   30,947
Installment                 24,807   22,358   17,608   15,182   14,789
Other                          434      280      159      287      374
  Total Loans              273,161  242,134  212,919  185,218  159,819
Less Deferred Loan Fees         16       33       76       57      154
  Total Loans Net of
   Deferred Loan Fees      273,145  242,101  212,843  185,161  159,665
Less loans held for sale       868    3,494    5,909    5,418      863
Less Allowance For Loan
 Loan Losses                 3,388    3,103    2,734    2,322    2,101
  Net Loans               $268,889 $235,504 $204,200 $177,421 $156,701

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2000. Maturities are based upon contractual term. The total loans in this report represents loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses. In addition, deferred loan fees on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity

                               At December 31, 2000 (in thousands)
                                       One
                                     Through     Over
                          One Year     Five      Five      Total
                          or Less     Years     Years      Loans
Commercial                $  8,351  $  6,550  $  2,551   $ 17,452
Real Estate Construction    12,122     2,755       393     15,270
Real Estate Mortgage        14,391   102,543    46,240    163,174
Agricultural                14,258    35,913     1,837     52,008
Installment                  5,973    18,698       136     24,807
Other                          434         0         0        434
  Total Loans               55,529   166,459    51,157    273,145
Fixed Rate Loans            27,695   157,162    14,132    198,989
Floating Rate Loans         27,834     9,297    37,025     74,156
  Total                   $ 55,529  $166,459  $ 51,157   $273,145

Mortgage Banking

The Company has been in Mortgage Banking since the early 1980's. The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates. During 2000 interest rates were rising. As a result of this, mortgage loan originations decreased from $36 million in 1998 to $22 million in 1999 to $13 million in 2000. The sale of loans were $15 million, $25 million and $35 million for the year 2000, 1999 and 1998, respectively. Mortgage loans held for sale decreased from $3.5 million at December 31, 1999 to $868 thousand at December 31, 2000. Volume of loan sales are inverse to rate changes. The rate environment in 2000 and 1999 was rising and therefore resulted in declining loan sales. Rates have fallen in the first quarter of 2001 and as a result, will favorably impact our loan sales in 2001 compared to 2000. The effect of these changes was also reflected on the income statement. Loan service fee income was $287 thousand in 2000, $291 thousand in 1999 and $283 thousand in 1998. Fluctuations of larger degrees are reflected in the gain on sale of mortgage loans. For 2000, the gain was $133 thousand compared to $351 thousand in 1999 and $440 thousand in 1998.

The Bank has sold various loans to the Federal Home Loan
Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The Bank receives a servicing fee from the FHLMC on each loan sold. Servicing rights are capitalized based on the relative fair value of the rights and the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights were $521 thousand at December 31, 2000, $606 thousand at December 31, 1999 and $534 thousand at December 31, 1998. Amortization of mortgage servicing rights was $155 thousand, $155 thousand and $112 thousand for the years ended December 31, 2000, 1999 and 1998, respectively. See Note 4 in the notes to consolidated financial statements included as Exhibit 13 for additional information.

Deposits

For 2000, total deposits increased $26 million to $301
million.   Noninterest bearing deposits increased $6
million, while time deposits of $100 thousand and over increased $6 million, and other interest bearing deposits increased $15 million. Public funds totaled $39 million at the end of 2000 ($38 million was interest bearing).

Total deposits increased to $275 million in 1999, up $16 million from 1998. Noninterest bearing deposits increased
$3 million, while time deposits of $100 thousand and over, and other interest bearing deposits both increased $7 million. Public funds totaled $34 million at the end of 1999 ($33 million was interest bearing).

The tables below provide information on the maturities of time deposits of $100,000 or more at December 31, 2000 and detail of short-term borrowing for the past three years.

Maturity of Time Deposits of $100,000 or More

                                             At December 31, 2000
                                                (in thousands)

Maturing 3 Months or Less                           $14,383
Maturing over 3 Months through 6 Months              11,024
Maturing over 6 Months through 12 Months              9,992
Maturing over 12 Months                               4,907

Total                                               $40,306

Borrowing

The Company utilizes both long and short term borrowing. Long term borrowing is mainly from the Federal Home Loan Bank (FHLB). As of December 31, 2000, $21.6 million was borrowed from FHLB, a decrease of $5 million from 1999. Advances are either paid monthly or at maturity. This borrowing is mainly used to fund long term, fixed rate mortgages and to assist in asset/liability management. In 2000, $11.3 million of FHLB advances were paid, and advances were made for an additional $6.3 million. Nearly $361 thousand of FHLB borrowing was paid in 1999, and advances were made for an additional $20 million. For potential Y2K problems, $10 million in advances were received in late 1999 and repaid in early 2000. The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings
                                    At of for the year ended
                                    December 31 (in thousands)
                                    2000     1999       1998
Federal Funds Purchased:
  Balance at Year end              $     0   $     0   $ 3,750
  Average Balance During the Year      373     2,196       446
  Maximum Month End Balance          2,300    11,925     4,550
Repurchase Agreements:
  Balance at Year end                8,189    10,330     6,713
  Average Balance During the Year    8,726     5,683     4,329
  Maximum Month End Balance         12,310    10,330     6,713
Other Borrowed Funds:
  Balance at Year end                1,257     1,528       785
  Average Balance During the Year    1,216     1,203     1,198
  Maximum Month End Balance        $ 1,766   $ 1,759   $ 1,761

Asset Quality

With respect to asset quality, management considers three categories of assets to merit close scrutiny. These categories include: loans that are currently nonperforming, other real estate, and loans that are currently performing but which management believes require special attention.

During periods of economic slowdown, the Company may experience an increase in nonperforming loans.

The Company discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless reasons are documented such as the loan being in the process of collection. Uncollected interest generally remains in earned income until collected and removed from earnings if the loan is charged-off. A loan remains in a non-accrual status until factors indicating doubtful collection no longer exist. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at market rates. Other real estate is recorded at the lower of cost or fair market value less estimated costs to sell. A summary of the components of nonperforming assets, including several rates using period-end data, is shown below.

Nonperforming Assets
                                  At December 31 (dollars in thousands)
                                  2000    1999    1998    1997    1996
Non-accrual Loans                $  307  $   63  $  136  $  173  $   33
Accruing Loans which are
 Contractually past due
 90 days or more                  1,365     549     790     154     562
Restructured Loans                  130     131     147     160     180
Total Nonperforming Loans         1,802     743   1,073     487     775
Other Real Estate                   165     371      70       0      79
Total Nonperforming Assets       $1,967  $1,114  $1,143  $  487  $  854
Total Nonperforming Loans as a
 Percentage of Net Loans
 (including loans held
 for sale) (1)                     0.66%   0.31%   0.50%   0.26%   0.49%
Total Nonperforming Assets
 as a Percentage of Total Assets   0.53%   0.32%   0.37%   0.17%   0.31%

 (1) Net of deferred loan fees

Total nonperforming assets at December 31, 2000 were $2.0 million compared to $1.1 million at December 31, 1999 and $1.1 million at December 31, 1998. Total nonperforming loans were $1.8 million, $743 thousand and $1.1 million at December 31, 2000, 1999 and 1998, respectively. The increase in loans that are 90 days or more is mainly attributable to one Small Business Administration loan of $790 thousand. The Company does not expect to incur a loss on this loan. The amount of lost interest on our non-accrual loans is immaterial. At December 31, 2000, loans currently performing but which management believes require special attention were not significant. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2000 were $395 thousand compared to $201 thousand in 1999 and $286 thousand in 1998. These amounts are included in the total nonperforming and restructured loans presented in the table above. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $117 thousand, $10 thousand and $85 thousand on December 31, 2000, 1999 and 1998, respectively.

Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                 For the Year Ended December 31 (in thousands)
                                 2000      1999      1998      1997      1996
Balance at Beginning of Year  $  3,103  $  2,735  $  2,322  $  2,101  $  1,860
Amounts Charged-off:
 Commercial                         14         0        13         5        55
 Real Estate Construction            0         0         0         0         0
 Real Estate Mortgage              115        50        36        25         4
 Agricultural                       30        72        19        52        12
 Consumer                          400       289       300       273       142
  Total Charged-off Loans          559       411       368       355       213
Recoveries on Amounts
 Previously Charged-off:
  Commercial                        14         5         4         3        12
  Real Estate Construction           0         0         0         0         0
  Real Estate Mortgage               7         1         9         1         8
  Agricultural                       8        32         2        25         1
  Consumer                          65        41        66        54        31
   Total Recoveries                 94        79        81        83        52
Net Charge-offs                    465       332       287       272       161
Provision for Loan Losses          750       700       700       493       402
Balance at End of Year        $  3,388  $  3,103  $  2,735  $  2,322  $  2,101
Total Loans, Net of Deferred
 Loan Fees
  Average                     $257,711  $221,309  $193,182  $171,128  $155,735
  At December 31              $273,145  $242,101  $212,843  $185,161  $159,665
As a Percentage of
 Average Loans:
Net Charge-offs                   0.18%     0.15%     0.15%     0.16%     0.10%
Provision for Loan Losses         0.29%     0.32%     0.36%     0.29%     0.26%
Allowance as a Percentage of
 Year-end Net Loans (1)           1.24%     1.28%     1.28%     1.25%     1.32%
Beginning Allowance as a
 Multiple Of Net Charge-offs       6.7       8.2       8.1       7.7      11.6
Ending Allowance as a Multiple
 of Nonperforming Assets          1.72      2.79      2.39      4.77      2.46

(1)  Net of deferred loan fees

Loans are typically charged-off after being 120 days delinquent. Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee. The provision for loan losses for 2000 was $750 thousand compared to $700 thousand in 1999 and $700 thousand in 1998. Net charge-offs were $465 thousand in 2000, $332 thousand in 1999 and $287 thousand in 1998. Net charge-offs to average loans were 0.18%, 0.15% and 0.15% in 2000, 1999 and 1998, respectively.
With the current quality of the loan portfolio, the loan loss provision stayed constant from 1998 to 1999, and increased $50 thousand in 2000. The trend in the loan loss provision increasing for 2000 is a result of considering our probable losses and risk analysis of our loan portfolio. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. At December 31, 2000, the allowance for loan losses was 1.24% of loans outstanding compared to 1.28% at year-end 1999 and 1.28% in 1998. Management believes the allowance for loan losses at the end of 2000 is adequate to cover probable credit losses within the portfolio.

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


Allowance for Loan Losses
                                                        At December 31 (in thousands)
                               2000               1999               1998               1997               1996
                        Dollars Percentage Dollars Percentage Dollars Percentage Dollars Percentage Dollars Percentage
Commercial               $  275    8.12%    $  275    8.86%    $  262    9.58%    $  191    8.23%    $  168    8.00%
Real Estate Construction    244    7.20%       294    9.47%       168    6.14%       118    5.08%        77    3.66%
Real Estate Mortgage      1,563   46.13%     1,471   47.41%     1,480   54.11%     1,327   57.15%     1,252   59.59%
Agricultural                668   19.72%       565   18.21%       473   17.29%       393   16.93%       353   16.80%
Consumer                    638   18.83%       498   16.05%       352   12.87%       293   12.62%       251   11.95%
 Total                   $3,388  100.00%    $3,103  100.00%    $2,735  100.00%    $2,322  100.00%    $2,101  100.00%

Loans
                                                         At December 31 (in thousands)
                                2000               1999               1998               1997               1996
                         Dollars Percentage  Dollars Percentage  Dollars Percentage  Dollars Percentage  Dollars Percentage
Commercial               $ 17,452    6.39%   $ 17,713    7.32%  $ 15,177     7.13%   $ 10,644    5.75%   $ 10,216    6.40%
Real Estate Construction   15,270    5.59%     17,003    7.02%    11,055     5.19%      7,657    4.14%      4,200    2.63%
Real Estate Mortgage      163,174   59.74%    138,304   57.13%   124,645    58.56%    113,467   61.28%     99,139   62.09%
Agricultural               52,008   19.04%     46,443   19.18%    44,199    20.77%     37,924   20.48%     30,947   19.38%
Consumer                   24,807    9.08%     22,358    9.23%    17,608     8.27%     15,182    8.20%     14,789    9.26%
 Total, Net (1)          $273,145  100.00%   $242,101  100.00%  $212,843   100.00%   $185,161  100.00%   $159,665  100.00%

(1)  Net of deferred loan fees

Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 2000 increased $3.9 million to $34.5 million. Total stockholders' equity, excluding accumulated other comprehensive income was $35.9 million at December 31, 2000. The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

                                    At December 31 (dollars in thousands)
                                          2000      1999       Change
Stockholders' Equity (1)                $ 35,868  $ 32,269    $ 3,599
  Less Disallowed Amount                  (1,380)   (1,685)       305
Tier I Capital                            34,488    30,584      3,904
  Allowance for Loan Losses                3,296     2,926        370
Tier II Capital                            3,296     2,926        370
  Total Capital                           37,784    33,510      4,274
Total Risk Weighted Assets              $263,660  $233,929    $29,731
Ratios:
 Tier I Capital to Risk-weighted Assets    13.08%    13.07%      0.01%
 Total Capital to Risk-weighted Assets     14.33%    14.32%      0.01%
Leverage                                    9.29%     9.59%     -0.30%

 (1)  Excluding accumulated other comprehensive income.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary from "well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 2000, the bank had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, including those classified as held to maturity and available for sale, decreased from $70.6 million at December 31, 1999 to $68.1 million at December 31, 2000.
The decrease is mainly attributable to the increased loan demand. Federal funds sold totaled $3.7 million at December 31, 2000 and $675 thousand at December 31, 1999. As allowed in conjunction with the adoption of the new "derivative" standard, the Company transferred its entire securities held to maturity portfolio to available for sale on January 1, 2001.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. Of the $12.4 million of adjustable asset backed securities held on December 31, 2000, $3.3 million are repriceable monthly and the remaining $9.1 million are repriceable annually. Of the $14.6 million of adjustable asset backed securities held on December 31, 1999, $3.4 million are repriceable monthly and the remaining $11.2 million are repriceable annually. Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates. In addition, some prepayment risk exist on Mortgage-backed securities and prepayments are likely to increase with decreases in interest rates. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2000.

Investment Securities (Held to maturity at amortized cost,
available for sale at market value)
                                         At December 31 (in thousands)
                                           2000     1999      1998
Available for Sale
 U.S. treasury                           $14,992   $17,954   $16,087
 U.S. government agencies                  5,028     5,902     5,979
 States and political subdivisions         3,366     3,681     3,804
 Mortgage-backed
  Fixed -
   GNMA, FNMA, FHLMC Passthroughs          5,580     5,998     2,352
   GNMA, FNMA, FHLMC CMO's                 4,941     5,191     7,570
    Total                                 10,521    11,189     9,922
  Variable -
   GNMA, FNMA, FHLMC Passthroughs          9,374    11,539    12,529
   GNMA, FNMA, FHLMC CMO's                 2,983     3,045     3,173
    Total                                 12,357    14,584    15,702
     Total mortgage-backed                22,878    25,773    25,624
 Other                                     6,559     1,620     3,926
  Total                                   52,823    54,930    55,420

Held to Maturity
 States and political subdivisions        15,231    15,693    16,933

Total                                    $68,054   $70,623   $72,353

Maturity Distribution of Securities

                              At December 31, 2000 (in thousands)
                                    Over     Over
                                    One      Five
                                    Year     Years             Asset
                           One     Through  Through   Over     Backed
                           Year     Five      Ten      Ten   &  Equity          Market
                          or Less   Years    Years    Years  Securities Total    Value
Available for Sale
 U.S. treasury            $14,992  $     0  $     0  $     0  $     0  $14,992  $14,992
 U.S. government agencies       0    5,028        0        0        0    5,028    5,028
 States and political
  subdivisions                311      833      905    1,317        0    3,366    3,366
 Mortgage-backed                0        0        0        0   22,878   22,878   22,878
 Equity Securities              0        0        0        0    2,070    2,070    2,070
 Other                      4,489        0        0        0        0    4,489    4,489
  Total                    19,792    5,861      905    1,317   24,948   52,823   52,823

Held to Maturity
 States and political
  Subdivisions              3,287    4,025    4,408    3,511        0   15,231   15,638

Total                     $23,079  $ 9,886  $ 5,313  $ 4,828  $24,948  $68,054  $68,461
Percent of Total            33.91%   14.53%    7.81%    7.09%   36.66%  100.00%
Weighted Average Yield(1)    6.60%    7.30%    8.38%    7.41%    6.65%    6.92%

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

Other Accounting Issues

Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value.
Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The
Company did not have any mandatory forward sales contracts at December 31, 2000. As allowed in conjunction with the adoption of this standard, the Company transferred its entire securities held to maturity portfolio to available for sale. As a result of this transfer and the corresponding adjustment to fair value, on January 1, 2001 securities increased $407,000, other assets decreased
$138,000, and accumulated other comprehensive income increased $269,000.

Item 7A.  Asset/Liability Management, Interest Rate
Sensitivity, Market Risk and Liquidity

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The primary tool used by management is an interest rate shock simulation model. Certain assumptions, such as prepayment risks, are included in the model. However, actual prepayments may differ from those assumptions. In addition, immediate withdrawal of interest checking and other savings accounts may have an effect on the results of the model.
The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits. As of December 31, 2000 the projected percentage changes are within the Board of Directors limits and the Company's interest rate risk is also within Board of Directors limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of December 31, 2000 and December 31, 1999 is as follows:

Projected Net Interest Income (December 31, 2000)

                                                       Level
Rate Change:                         - 300    - 100    Rates    + 100    + 300

Year One  (1/1/01 - 12/31/01)
   Interest Income                 $26,736  $29,116  $30,306  $31,495  $33,875
   Interest Expense                 11,428   13,841   15,048   16,255   18,669

       Net Interest Income          15,308   15,275   15,258   15,240   15,206

Net interest income dollar change  $    50  $    17      N/A  $   (18) $   (52)

Net interest income
 percentage change                     0.3%     0.1%      N/A    -0.1%    -0.3%

Board of Director
 Limitation on % Change             >-10.0%   >-4.0%      N/A   >-4.0%  >-10.0%

Projected Net Interest Income (December 31, 1999)

                                                      Level
Rate Change:                         - 300    - 100   Rates     + 100    + 300

Year One  (1/1/00 - 12/31/2000)
   Interest Income                 $23,593  $25,822  $26,942  $28,063  $30,303
   Interest Expense                  9,785   11,818   12,834   13,850   15,882

       Net Interest Income          13,808   14,004   14,108   14,213   14,421

Net interest income dollar         $  (300) $  (104)     N/A  $   105  $   313

Net interest income
 percentage change                    -2.1%    -0.7%     N/A      0.7%     2.2%

Board of Director
 Limitation on % Change             >-10.0%   >-4.0%      N/A   >-4.0%  >-10.0%

These numbers in 2000 show less fluctuation when compared to 1999. In 2000, year one reflected a slight increase in net interest income of 0.3% compared to 2.1% decrease with a 300 basis point decline. The 300 basis point increase in rates reflected a 0.3% decrease in net interest income in 2000 compared to a 2.2% increase in 1999. The risk is less in 2000 due to an improved "match" of rate sensitive assets and rate sensitive liabilities.

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

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings resulting from the lower yields on short-term assets.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities (including held to maturity) maturing within one year along with cash and cash equivalents totaled $38.4 million at December 31, 2000. Additionally, securities available-for-sale with maturities greater than one year totaled $33.0 million at December 31, 2000. As part of the new accounting pronouncement mentioned in Note 1 of the Notes to Consolidated Financial Statements included in
Exhibit 13 the Company transferred its entire securities held to maturity portfolio to available for sale on January
1, 2001. This added an additional $15.6 million in securities to the available for sale portfolio. The available for sale securities are available to meet liquidity needs on a continuing basis.

Bourbon maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At December 31, 2000 these balances totaled $40 million, approximately 13.4% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. We have sufficient collateral to borrow an additional $22 million from the FHLB at December 31, 2000.

Generally, Bourbon relies upon net cash inflows from financing activities, supplemented by net cash inflows from operating activities, to provide cash used in its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, and the use of short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements along with long-term debt. The Company's primary investing activities include purchasing investment securities and loan originations. Management believes there is sufficient cash flows from operations to meet investing and liquidity needs related to reasonable borrower, depositor and creditor needs in the present economic environment.

The cash flow statements for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

A number of other techniques are used to measure the liquidity position, including the ratios presented below.
These ratios are calculated based on annual averages for each year.

Liquidity Ratios
                                          December 31
                                      2000    1999   1998
Average Loans (including loans held
 for sale)/Average Deposits           89.9%   83.9%  78.7%
Average Securities sold under
 Agreements to repurchase and other
 Borrowings/Average Assets             2.9%    2.6%   1.8%

This chart shows that the loan to deposit ratio increased in 2000 and 1999. Loan growth of 15% and deposit growth of 7% in 2000, coupled with loan growth of 15% and deposit growth of 6% in 1999 have been contributing factors to the change in this ratio over the past two years.

Item 8.  Financial Statements

The consolidated financial statements of the Company together with the notes thereto and report of independent auditors are contained in the Company's 2000 Annual Report to Stockholders included as Exhibit 13, and are incorporated herein by reference. No other portion of the 2000 Annual Report to Stockholders is to be deemed "filed" as part of this filing.


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

Terms expiring in 2001:

William Arvin, age 60, is an attorney. He has been a director of Kentucky Bank and the Company since December 19, 1995.

James L. Ferrell, M.D., age 66, is a Physician. He has been a director of Kentucky Bank since 1980 and the Company since inception.

Terms expiring in 2002:

Henry Hinkle, age 49, is President of Hinkle Construction
Company. He has been a director of Kentucky Bank and the Company since 1989.

Theodore Kuster, age 57, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank since 1979 and the Company since 1985.

Robert G. Thompson, age 51, is Executive Director of the
Paris Bourbon County YMCA, a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank and the Company since 1991.

Terms expiring in 2003:

William R. Stamler, age 66, is Chairman of Signal
Investments, Inc. He has been a director of Kentucky Bank since 1984 and the Company since 1988.

Buckner Woodford, age 56, is President and Chief Executive
Officer of Bourbon Bancshares, Inc. and Kentucky Bank. He has been a director of the Kentucky Bank since 1971 and the Company since inception.


The Company's other executive officer is Gregory J. Dawson, age 40. He is the Chief Financial Officer and has been with the Company since 1985 and serves at the pleasure of the Board of Directors.

Item 11.  Executive Compensation

The following table sets forth information with respect to
the compensation of the President and Chief Executive
Officer of the Company.  No other executive officer earned
total salary and bonus in excess of $100,000.
         Summary Compensation Table
             Annual Compensation
                                              Other Annual  Options
     Name           Year  Salary     Bonus    Compensation  Granted
Buckner Woodford    2000 $168,500  $ 47,952        (1)         500
Buckner Woodford    1999  162,000     1,467        (1)       3,600
Buckner Woodford    1998  156,000     3,161        (1)       3,800

(1) Less than the lesser of $50,000 or 10% of annual salary and bonuses

The following table contains information regarding the grant of stock options under the Company's stock option plan to the Chief Executive Officer during the year ended December 31, 2000. In addition, in accordance with rules of the Securities and Exchange Commission, the following table sets forth the hypothetical grant date present value with respect to the referenced options, using the Black-Scholes Option Pricing Model.

    Option Grants in the Last Fiscal Year

                             % of Total
                               Options                        Grant
                     Shares  Granted to  Exercise              Date
                     Granted  Employees   Price   Expiration Present
      Name             (#)     in 2000    ($/Sh)     Date     Value($)

Buckner Woodford       500     14.9%      $24.00    1/3/10    $3,280


The following table sets forth certain information regarding options exercised by the Chief Executive Officer during calendar year 2000 and unexercised stock options held by him as of December 31, 2000.

Aggregated Option Exercises in Calendar 2000 and Year-end Stock Option Values

                  Shares                 Number of Securities         Value of  Unexercised
                 Acquired     Value     Underlying Unexercised          In-the-Money
                on Exercise  Realized     Options at 12/31/00        Options at 12/31/00
     Name           (#)        ($)     Exercisable/Unexercisable  Exercisable/Unexercisable
Buckner Woodford   None        N/A       15,640/8,140                  $173,838/$52,886

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

                    Years of Service

Remuneration     15        20        25        30        35

 $ 25,000      $ 3,750   $ 5,000   $ 6,250   $ 7,500   $8,750
   50,000        7,500    10,000    12,500    15,000   17,500
   75,000       11,250    15,000    18,750    22,500   26,250
  100,000       15,000    20,000    25,000    30,000   35,000
  125,000       18,750    25,000    31,250    37,500   43,750
  150,000       22,500    30,000    37,500    45,000   52,500
  175,000       26,250    35,000    43,750    52,500   61,250
  200,000       30,000    40,000    50,000    60,000   70,000
  200,000       33,750    45,000    56,250    67,500   78,750


In general, a participant's remuneration covered by the Company's pension plan is his or her average annual cash compensation (W-2 earnings) for the last 5 years. The years of service for Mr. Woodford are 29 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Set forth below are the number of shares of the Company's common stock beneficially owned by each director and executive officer, and all current directors and executive officers as a group as of December 31, 2000.

     Name                    Shares Beneficially Owned(1)
                             Number            Percentage

William Arvin (2)            33,309               1.2%

Gregory J. Dawson (3)         8,845               *

James L. Ferrell, M.D. (4)   30,250               1.1%

Henry Hinkle (5)             27,855               1.0%

Theodore Kuster (6)          17,360               *

William R. Stamler (7)       31,270               1.1%

Robert G. Thompson (8)        7,750               *

Buckner Woodford (9)        262,348               8.8%

All directors and officers
(8 persons) as a group
(consisting of those
persons named above)(10)    418,987              16.4%

*  Less than 1%

1)   Beneficial ownership as reported in the
     above table has been determined in accordance with Rule 13d-3 under the Exchange Act.
     Unless otherwise indicated, beneficial
     ownership includes both sole or shared voting and sole or shared investment power.
2)   Includes 11,858 shares held in a
     retirement account, 13,695 shares held of record by Mr. Arvin's wife, as to which Mr.
     Arvin disclaims beneficial ownership, 7,276 held jointly with his wife and 350 shares that Mr. Arvin may acquire upon exercise of outstanding stock options.
3)   Includes 8,140 shares that Mr. Dawson
     may acquire upon exercise of outstanding stock options.
4)   Includes 5,400 shares held in a
     retirement account and 750 shares that Mr.
     Ferrell may acquire upon exercise of
     outstanding stock options.  Also, includes
     3,000 shares held by Dr. Ferrell's wife, as to which Dr. Ferrell disclaims beneficial ownership.

5) Includes 1,000 shares held by his wife and 640 shares held by three sons, as to which Mr. Hinkle disclaims beneficial ownership.
     Includes 24,000 shares held of record by Hinkle Contracting Company, as to which Mr.
     Hinkle, as president, has shared voting
     power.  Also includes 750 shares that Mr.
     Hinkle may acquire upon exercise of
     outstanding stock options.
6)   Includes 6,270 share held of record by
     Mr. Kuster's wife, as to which Mr. Kuster disclaims beneficial ownership. Also includes 5,180 shares held in a retirement account and 550 shares that Mr. Kuster may acquire upon exercise of outstanding stock options.
7)   Includes 4,000 shares held by Signal
     Investments Corporation, as to which Mr.
     Stamler, as the chief executive officer and majority Stockholder of such corporation, has sole voting and investment power. Also includes 330 shares that Mr. Stamler may acquire upon exercise of outstanding stock options.
8)   Includes 1,550 shares that Mr. Thompson
     may acquire upon exercise of outstanding stock options.
9)   Includes 8,000 shares held by his wife
     and 11,332 shares held by two sons, as to which Mr. Woodford disclaims beneficial ownership. Also includes 208 shares held in a retirement account and 15,640 shares that Mr. Woodford may acquire upon exercise of outstanding stock options.
10)  Includes 28,060 shares that may be
     acquired upon exercise of outstanding stock options.

The following table sets forth as of December 31, 2000 the persons known by the Company to own beneficially (as determined in accordance with the rules and regulations of the Commission) more than 5% of the outstanding common stock. See note 9 in the preceding table for further information.

Name and Address               Shares Beneficially
of Beneficial Owner            Owned       Percentage

Buckner Woodford              262,348         8.8%
340 Stoner Avenue
Paris, Kentucky 40361

Item 13.  Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of and had transactions with the Company's subsidiary bank in the ordinary course of business during the year ended December 31, 2000. Similar transactions may be expected to take place with the Company's subsidiary bank in the future. Outstanding loans and commitments made by such subsidiary bank in transactions with the Company's directors and officers and their associates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Certain directors and executive officers were loan customers of Kentucky Bank and outstanding loans were $1.5 million and $1.2 million as of December 31, 2000 and 1999, respectively. See Note 4 in the notes to consolidated financial statements included as
Exhibit 13.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following exhibits are incorporated
       by reference herein or made a part of this Form 10-K:

     3.1 Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 (File No. 33-96358).

     3.2 Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000 (File No. 33-96358).

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

     21   Subsidiaries of Registrant

     23   Consent of Crowe, Chizek and Company LLP

     99.1 Proxy statement dated March 15, 2001, sent to the Registrant's security holders in connection with the 2001 Annual Meeting of Shareholders and supplementally furnished to the Commission for its information as required by Form 10-K for registrants which have not registered securities pursuant to
          Section 12 of the Securities Exchange Act of 1934. This material is not otherwise to be deemed filed with the Commission.

     * Denotes a management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit pursuant to Item 601(10) (iii) of Regulation S-K.


(b)  Current Reports on Form 8-K during the quarter ended
December 31, 2000
     None

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bourbon Bancshares, Inc.
By:  ________________________
Buckner Woodford, President and Chief Executive Officer,
Director
March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

_____________________________      March 29, 2001
Buckner Woodford, President and Chief Executive Officer, Director

_____________________________      March 29, 2001
Gregory J. Dawson, Chief Financial and Accounting Officer

_____________________________      March 29, 2001
James L. Ferrell, M.D., Chairman of the Board, Director

_____________________________      March 29, 2001
William Arvin, Director

_____________________________      March 29, 2001
Henry Hinkle, Director

_____________________________      March 29, 2001
Theodore Kuster, Director

_____________________________      March 29, 2001
William R. Stamler, Director

_____________________________      March 29, 2001
Robert G. Thompson, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS  FILED
PURSUANT  TO  SECTION 15(d) OF THE ACT BY REGISTRANTS  WHICH
HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE
ACT.

The Registrant refers to Exhibits 13 and 99.1 to the Form 10-
K.


INDEX TO EXHIBITS


   Exhibit
    Number     Description of Document

     3.1 Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 (File No. 33-96358).

     3.2 Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000 (File No. 33-96358).

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

     13   Bourbon Bancshares, Inc. 1999 Annual Report

     21   Subsidiaries of Registrant

     23   Consent of Crowe, Chizek and Company LLP

     99.1 Proxy statement dated March 15, 2001, sent to the Registrant's security holders in connection with the 2001 Annual Meeting of Shareholders and supplementally furnished to the Commission for its information as required by Form 10-K for registrants which have not registered securities pursuant to Section 12 of the Securities Exchange Act of 1934. This material is not otherwise to be deemed filed with the Commission.

     * Denotes a management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit pursuant to Item 601(10) (iii) of Regulation S-K.

     Exhibit 13

BOURBON BANCSHARES, INC.

ANNUAL REPORT 2000

Letter to the Shareholders.

Dear Shareholders,

It gives me great pleasure to present the information contained in this year's annual report. We have just enjoyed our best year ever. The economy in central Kentucky has been healthy for several years. This has helped our management and employees achieve very good results.

Earnings continue to grow strongly. Earnings per share (assuming dilution) were $1.83 in 2000. This compares with $1.55 in 1999 and $1.33 in 1998. Several years ago some investments were made to expand our franchise. We are now achieving returns on those investments.

Our business continued to grow last year. We ended the year with $372 million in assets, up from $347 million a year ago. During the year we attracted new customers at a steady pace.

We are using a portion of our earnings to further improve facilities and strengthen our business. In Winchester we have made major improvements to our Colby Road office. At this strategically located branch we have expanded our drive in facility from three lanes to six. In addition, we have enlarged the building and updated its appearance. At our downtown Paris headquarters we are currently in the midst of an historic renovation of our headquarters building. We have also completed our plans and awarded a contract to build a new full service branch office in Cynthiana. That office should be opened during the second half of this year.

One concern heading into this year is the apparent softening of the national economy. This has potential to cause problems with loan quality. In this environment we feel it is prudent to tighten up on our collection procedures and use extra caution
when looking at new loans.   A few other banks have made
announcements that their numbers of loan problems are growing. We think it's only good judgement at this time to give extra focus to our loan quality.

During 2001 Kentucky Bank will celebrate its 150th anniversary. There are a number of bank charters that have been merged into what is now Kentucky Bank. The oldest of those charters, Deposit Bank, dates back to 1851. This summer we hope to complete the historic renovation of our headquarters building in downtown Paris. At that time we will celebrate our 150th anniversary. I hope you can join us.

                                   /s/Buckner Woodford
                                   Buckner Woodford

FINANCIAL HIGHLIGHTS...

BOURBON BANCSHARES, INC.        2000        1999        1998

   Assets ($ millions)       $   372     $   347     $   309

   Net Income ($ thousands)  $ 5,253     $ 4,450     $ 3,804

Per Share Results

   Diluted Earnings         $  1.83     $  1.55     $  1.33

   Dividends                $   .52     $   .44     $   .40

Shareholder Information

CORPORATE HEADQUARTERS
Bourbon Bancshares, Inc.
4th and Main Street
Paris, Kentucky  40361
859-987-1795

ANNUAL MEETING
The annual meeting of Shareholders of Bourbon Bancshares, Inc.
will be held Wednesday, May 2, 2001 at 11:00 a.m. in the corporate headquarters.

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT
Kentucky Bank
Wealth Management Department
859-987-1795, ext. 316

MARKET MAKERS

Morgan Keegan & Co.
489 East Main Street
Lexington, Kentucky  40507
1-800-937-0161

Hilliard Lyons
West Vine Street, Suite 400
Lexington, Kentucky  40507
1-800-944-2663

OTC Bulletin Board
Symbol:  BBON.OB


INVESTOR INFORMATION
Any individual requesting general information or a copy of the Corporation's 2000 Form 10-K Report may obtain these by writing Investor Relations at the Corporate Headquarters.

                   CONSOLIDATED BALANCE SHEETS
                           December 31


                                                2000          1999
ASSETS
Cash and due from banks                     $ 11,595,878  $ 20,041,648
Federal funds sold                             3,749,000       675,000
  Cash and cash equivalents                   15,344,878    20,716,648
Investment securities:
  Available for sale                          52,822,939    54,930,326
  Held to maturity (fair value 2000 -
   $15,638,185 and 1999 - $15,916,799)        15,231,406    15,692,975
Mortgage loans held for sale                     867,804     3,493,765

Loan                                         272,277,776   238,606,545
  Allowance for loan losses                   (3,388,380)   (3,102,800)
     Net loans                               268,889,396   235,503,745

Federal Home Loan Bank stock                   3,597,900     3,345,500
Bank premises and equipment, net               8,298,504     7,081,860
Interest receivable                            4,262,243     3,454,218
Intangible assets                              1,743,786     2,108,274
Other assets                                     788,407     1,151,471

Total assets                                $371,847,263  $347,478,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                      $ 48,438,750  $ 42,931,235
  Time deposits, $100,000 and over            40,305,827    34,714,390
  Other interest bearing                     212,071,008   196,920,315
     Total deposits                          300,815,585   274,565,940
Securities sold under agreements to
  repurchase and other borrowings              9,446,393    11,858,464
Federal Home Loan Bank advances               21,644,278    26,592,305
Interest payable                               3,427,489     2,141,754
Other liabilities                                653,537       600,746
  Total liabilities                          335,987,282   315,759,209

Stockholders' equity
  Preferred stock, 300,000 shares
   authorized and unissued                             -             -
  Common stock, no par value; 10,000,000
   shares authorized; 2,808,067 and
   2,802,471 shares issued and outstanding
   in 2000 and 1999                            6,627,255     6,491,373
  Retained earnings                           29,241,091    25,777,789
  Accumulated other comprehensive income          (8,365)     (549,589)
     Total stockholders' equity               35,859,981    31,719,573

Total liabilities and stockholders' equity  $371,847,263  $347,478,782

                      See accompanying notes.

                CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31

                                        2000         1999         1998
Interest income
  Loans, including fees              $23,681,081  $19,167,985  $17,211,687
  Investment securities
     Taxable                           2,818,906    2,761,337    3,141,285
     Tax exempt                        1,059,658    1,115,480    1,168,049
  Other                                  647,597      408,077      462,117
                                      28,207,242   23,452,879   21,983,138
Interest expense
  Deposits                            11,807,823    9,300,244    9,787,511
  Securities sold under agreements
   to repurchase and other
   short-term borrowings                 541,550      386,607      269,135
  Federal Home Loan Bank advances      1,158,250      767,779      517,105
  Other                                   90,000       92,440       92,717
                                      13,597,623   10,547,070   10,666,468

Net interest income                   14,609,619   12,905,809   11,316,670
Provision for loan losses                750,000      699,600      700,400
Net interest income after provision
 for loan losses                      13,859,619   12,206,209   10,616,270

Other income
  Service charges                      2,650,310    2,074,999    1,810,756
  Loan service fee income                286,704      290,622      282,879
  Trust department income                419,728      397,416      300,342
  Investment securities gains
   (losses), net                         (88,169)         906       40,955
  Gain on sale of mortgage loans         132,559      351,192      439,927
  Other                                  397,131      270,416      198,116
                                       3,798,263    3,385,551    3,072,975
Other expenses
  Salaries and employee benefits       5,538,589    5,054,249    4,526,735
  Occupancy expenses                   1,538,037    1,361,025    1,163,872
  Amortization                           434,373      441,286      400,147
  Advertising and marketing              362,958      323,726      340,664
  Taxes other than payroll,
   property and income                   363,957      234,818      307,146
  Other                                2,135,581    2,006,858    1,775,563
                                      10,373,495    9,421,962    8,514,127

Income before income taxes             7,284,387    6,169,798    5,175,118
Provision for income taxes             2,031,445    1,719,685    1,371,602

Net income                           $ 5,252,942  $ 4,450,113  $ 3,803,516

Earnings per share:
  Basic                              $      1.87  $      1.59  $      1.36
  Diluted                                   1.83         1.55         1.33

                           See accompanying notes.

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Years Ended December 31


                                         2000         1999         1998

Net  income                           $ 5,252,942  $ 4,450,113  $ 3,803,516

Other comprehensive income (loss),
 net of tax:
  Unrealized gains (losses) on
   securities arising during
   the period                             483,032     (615,012)    (139,837)
  Reclassification of realized amount      58,192         (598)     (27,030)
  Net change in unrealized gain
   (loss) on securities                   541,224     (615,610)    (166,867)

Comprehensive income                  $ 5,794,166  $ 3,834,503  $ 3,636,649

                                See accompanying notes.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          Years Ended December 31, 2000, 1999 and 1998



                                                                          Accumulated
                                                                            Other          Total
                                          Common Stock        Retained   Comprehensive  Stockholders'
                                      Shares       Amount     Earnings      Income         Equity
Balances,  January 1, 1998           2,789,124  $ 6,332,861  $20,150,369   $ 232,888    $ 26,716,118

Common stock issued (including
 employee gifts of 52 shares)           20,132      141,380            -           -         141,380

Net change in unrealized gain (loss)
 on securities available for sale, net
 of tax                                      -            -            -    (166,867)       (166,867)

Net income                                   -            -    3,803,516           -       3,803,516

Dividends declared - $.40 per share          -            -   (1,121,842)          -      (1,121,842)

Balances, December 31, 1998          2,809,256    6,474,241   22,832,043      66,021      29,372,305

Common stock issued (including
 employee gifts of 95 shares)            7,695       54,187            -           -          54,187

Common stock purchased                 (14,480)     (37,055)    (271,071)          -        (308,126)

Net change in unrealized gain (loss)
 on securities available for sale, net
 of tax                                      -            -            -    (615,610)       (615,610)

Net income                                   -            -    4,450,113           -       4,450,113

Dividends declared - $.44 per share          -            -   (1,233,296)          -      (1,233,296)

Balances, December 31, 1999          2,802,471    6,491,373   25,777,789    (549,589)     31,719,573

Common stock issued (including
 employee gifts of 48 shares)           21,208      172,580            -           -         172,580

Common stock purchased                 (15,612)     (36,698)    (327,012)          -        (363,710)

Net change in unrealized gain (loss)
 on securities available for sale, net
 of tax                                      -            -            -     541,224         541,224

Net income                                   -            -    5,252,942           -       5,252,942

Dividends declared - $.52 per  share         -            -   (1,462,628)          -      (1,462,628)

Balances, December 31, 2000          2,808,067  $ 6,627,255  $29,241,091   $  (8,365)   $ 35,859,981

                                    See accompanying notes.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31



                                          2000          1999          1998
Cash flows from operating activities
 Net income                           $  5,252,942  $  4,450,113  $  3,803,516
 Adjustments to reconcile net income
  to net cash from operating
  activities
   Depreciation and amortization         1,246,826     1,207,402     1,007,948
   Provision for loan losses               750,000       699,600       700,400
   Investment securities amortization
    (accretion), net                       (52,915)        5,293       (42,854)
   Investment securities gains
    (losses), net                           88,169          (906)      (40,955)
   Originations of loans held for sale (12,588,461)  (22,264,141)  (35,798,502)
   Proceeds from sale of loans          15,292,943    24,802,228    35,417,148
   Gain on sale of mortgage loans         (132,559)     (351,192)     (439,927)
   Federal Home Loan Bank stock
    dividends                             (252,400)     (226,000)     (214,300)
   Changes in:
    Interest receivable                   (808,025)     (289,108)     (309,545)
    Other assets                           289,452       (33,731)      (10,827)
    Interest payable                     1,285,735       332,017      (121,840)
    Other liabilities                       52,791       (50,333)     (406,176)
     Net cash from operating activities 10,424,498     8,281,242     3,544,086

Cash flows from investing activities
  Purchases of securities available
   for sale                            (24,858,046)  (38,694,863)  (29,252,389)
  Proceeds from sales of securities
   available for sale                   17,045,613    17,828,018     6,548,219
  Proceeds from principal payments
   and maturities of securities
   available for sale                   10,685,161    20,393,126    33,189,842
  Purchases of investment securities
   held to maturity                       (632,490)     (349,522)   (2,374,891)
  Proceeds from maturities of
   investment securities
   held to maturity                      1,113,500     1,616,300     1,070,150
  Net change in loans                  (34,356,698)  (32,401,646)  (27,549,007)
  Purchases of bank premises and
   equipment, net                       (2,029,097)     (701,261)   (1,636,487)
  Net cash acquired in branch
   acquisition                                   -     8,387,089             -
    Net cash from investing activities (33,032,057)  (23,922,759)  (20,004,563)

Cash flows from financing activities
 Net change in deposits                 26,249,645     6,840,197    17,414,395
 Net change in securities sold
  under agreements to repurchase
  and other borrowings                  (2,412,071)      610,187     1,790,671
 Advances from Federal Home Loan Bank    6,317,000    20,000,000     4,000,000
 Payments on Federal Home
  Loan Bank advances                   (11,265,027)     (361,197)   (7,282,789)
 Proceeds from issuance of common stock    172,580        50,135       141,380
 Purchase of common stock                 (363,710)     (304,074)            -
 Dividends paid                         (1,462,628)   (1,233,296)   (1,121,842)
  Net cash from financing activities    17,235,789    25,601,952    14,941,815

                                      Continued

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31



                                           2000          1999          1998

Net change in cash and
 cash equivalents                     $ (5,371,770) $  9,960,435  $ (1,518,662)

Cash and cash equivalents at
 beginning of year                      20,716,648    10,756,213    12,274,875

Cash and cash equivalents at
 end of year                          $ 15,344,878  $ 20,716,648  $ 10,756,213

Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest  expense                  $  12,311,888  $ 10,184,300  $ 10,788,308
  Income taxes                           2,060,803     1,849,988     1,370,000

Supplemental schedules of non-cash investing
 activities:
  Real estate acquired through
   foreclosure                        $    205,200  $    426,205  $     69,676

                               See accompanying notes.

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Bourbon Bancshares, Inc. (the Company) and its wholly-owned subsidiary, Kentucky Bank (the Bank). Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations: The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Harrison, Jessamine, Scott, Woodford and adjoining counties in Kentucky. As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC). The Company, a bank holding company, is regulated by the Federal Reserve.

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

Loans Held for Sale: Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current secondary market prices, calculated on the aggregate loan basis.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The Company did not have any mandatory forward sales contracts at December
31, 2000. As allowed in conjunction with the adoption of this standard, the Company transferred its entire securities held to maturity portfolio to available for sale. As a result of this transfer and the corresponding adjustment to fair value, on January 1, 2001 securities increased $407,000, other assets decreased $138,000, and accumulated other comprehensive income increased $269,000.

Industry Segments: While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated into one reportable operating segment.

Reclassifications: Certain reclassification have been made in the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.


NOTE  2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The reserve requirement at December 31, 2000 and 1999 was $191,000 and $7,544,000.

NOTE  3 - INVESTMENT SECURITIES

Year-end securities are as follows:

                                   Amortized Unrealized  Unrealized    Fair
                                     Cost       Gains      Losses      Value
Available for Sale

2000
 U. S. Treasury                   $14,969,462  $ 24,045  $  (1,632) $14,991,875
 U. S. government agencies          4,999,043    40,332    (10,835)   5,028,540
 States and political subdivisions  3,271,701    94,396          -    3,366,097
 Mortgage-backed                   22,876,407   140,385   (139,105)  22,877,687
 Equity securities                  2,230,037    96,117   (256,038)   2,070,116
 Other                              4,488,966         -       (342)   4,488,624

   Total                          $52,835,616  $395,275  $(407,952) $52,822,939

1999
 U. S. Treasury                   $18,012,932  $      -  $ (58,683) $17,954,249
 U. S. government agencies          5,983,561         -    (81,261)   5,902,300
 States and political subdivisions  3,642,574    44,699     (6,121)   3,681,152
 Mortgage-backed                   26,317,036     5,812   (550,487)  25,772,361
 Equity securities                  1,563,910    13,113   (197,923)   1,379,100
 Other                                243,023     1,617     (3,476)     241,164

   Total                          $55,763,036  $ 65,241  $(897,951) $54,930,326


Held to Maturity

2000
 States and political subdivisions  $15,231,406  $416,441 $ (9,662)  $15,638,185

1999
  States and political subdivisions $15,692,975  $361,580 $(137,756) $15,916,799

The amortized cost and fair value of investment securities at December 31, 2000, by category and contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

                                           Amortized      Fair
                                              Cost        Value
Available for Sale
 Due in one year or less                  $19,757,892  $19,792,273
 Due after one year through five years      5,808,961    5,860,798
 Due after five years through ten years       877,587      904,682
 Due after ten years                        1,284,732    1,317,383
                                           27,729,172   27,875,136

 Mortgage-backed                           22,876,407   22,877,687
 Equity                                     2,230,037    2,070,116

  Total                                   $52,835,616  $52,822,939

Held to Maturity
 Due in one year or less                  $ 3,287,329  $ 3,386,485
 Due after one year through five years      4,024,819    4,128,886
 Due after five years through ten years     4,408,178    4,551,688
 Due after ten years                        3,511,080    3,571,126

  Total                                   $15,231,406  $15,638,185

Proceeds  from sales of investment securities during  2000,  1999
and  1998  were  $17,045,613, $17,828,018 and $6,548,219.   Gross
gains of $42,704, $29,674 and $40,955 and gross losses of $130,873, $28,768 and $0, were realized on those sales.

Investment securities with an approximate carrying value of $54,829,000 and $61,321,000 at December 31, 2000 and 1999, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

NOTE  4 - LOANS

Loans at year-end were as follows:

                                            2000          1999

Commercial                              $ 17,452,151  $ 17,713,094
Real estate construction                  15,269,683    17,003,060
Real estate mortgage                     162,305,751   134,809,876
Agricultural                              52,008,373    46,442,610
Consumer                                  24,807,486    22,357,830
Other                                        434,332       280,075

                                        $272,277,776  $238,606,545

Activity in the allowance for loan losses was as follows:

                                    2000        1999       1998

Beginning balance                $3,102,800  $2,734,589  $2,321,536
Charge-offs                        (558,552)   (410,245)   (368,017)
Recoveries                           94,132      78,856      80,670
Provision for loan losses           750,000     699,600     700,400

Ending balance                   $3,388,380  $3,102,800  $2,734,589

Impaired loans totaled $395,469 and $201,085 at December 31, 2000 and 1999. The average recorded investment in impaired loans during 2000, 1999 and 1998 was $224,000, $244,000 and $310,000.
The total allowance for loan losses related to these loans was $117,000 and $10,000 at December 31, 2000 and 1999. Interest
income on impaired loans of $11,000, $18,000 and $22,000 was recognized for cash payments received in 2000, 1999 and 1998.

Nonperforming loans were as follows:
                                   2000        1999       1998

Loans past due over 90 days
 still on accrual               $1,364,741   $ 549,000  $ 790,000
Nonaccrual loans                   307,221      63,000    136,000

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $101,893,000 and $108,480,000 at December 31, 2000 and 1999.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $682,000 and $646,000 at December 31, 2000 and 1999.

Changes in mortgage servicing rights were as follows:

                                    2000        1999       1998

Beginning balance                 $ 606,487   $ 533,822   $ 314,877
Additions                            69,885     228,016     330,902
Amortization                       (154,905)   (155,351)   (111,957)

Ending balance                    $ 521,467   $ 606,487   $ 533,822

Certain directors and executive officers of the Company and companies in which they have beneficiary ownership were loan customers of the Bank during 2000 and 1999. Such loans were made in the ordinary course of business at the Bank's normal credit terms and interest rates. An analysis of the activity with respect to all director and executive officer loans is as follows:

                                                2000        1999

Balance, beginning of year                   $1,174,000  $1,216,000
Additions, including loans now meeting
 disclosure requirements                        893,000     615,000
Amounts collected, including loans no
 longer meeting disclosure requirements        (589,000)   (657,000)

Balance, end of year                         $1,478,000  $1,174,000

NOTE  5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:


                                              2000         1999

Land and buildings                        $ 8,588,831   $ 7,717,995
Furniture and equipment                     6,958,501     5,800,240
                                           15,547,332    13,518,235
Less accumulated depreciation              (7,248,828)   (6,436,375)

                                          $ 8,298,504   $ 7,081,860

Depreciation expense was $812,453, $766,117 and $667,799 in 2000,
1999, and 1998.


NOTE  6 - DEPOSITS

At December 31, 2000, the scheduled maturities of time deposits are as follows:

        2001                             $136,165,679
        2002                               21,221,775
        2003                                2,075,811
        2004                                  606,986
        2005 and thereafter                   816,565
                                         $160,886,816

Certain directors and executive officers of the Company and companies in which they have beneficiary ownership, are deposit customers of the Bank. The amount of these deposits was approximately $812,000 and $838,000 at December 31, 2000 and
1999.

NOTE  7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to 35 days from the transaction date. The securities underlying the agreements are maintained in a third-party custodian's account under a written custodial agreement. Information concerning securities sold under agreements to repurchase for 2000 and 1999 is summarized as follows:

                                                2000          1999

Average daily balance during the year       $ 8,726,000   $ 5,683,000
Average interest rate during the year              5.53%         4.37%
Maximum month-end balance during the year   $12,310,000   $10,333,000


NOTE  8 - FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Bank to borrow advances from the FHLB. At December 31, 2000 and 1999, $21,644,278 and $26,592,305 represented the balance due on advances from the FHLB. All advances are paid either on a monthly basis or at maturity, over remaining terms of two to fifteen years, with fixed interest rates ranging from 5.25% to 7.23%. The Bank also has letters of credit from the FHLB totaling $22,050,000 at December 31, 2000 for the purpose of securing public deposits. Advances and letters of credit are secured by the FHLB stock and substantially all first mortgage loans.

Scheduled principal payments due on advances during the years subsequent to December 31, 2000 are as follows:

          2001                 $   235,791
          2002                     249,383
          2003                   4,828,052
          2004                  10,033,503
          2005                   5,035,928
          Thereafter             1,261,621

                               $21,644,278

NOTE  9 - INCOME TAXES

Income tax expense was as follows:
                                  2000         1999         1998

Current payable               $ 1,782,641  $ 1,697,291  $ 1,306,758
Deferred                          248,804       22,394       64,844

                              $ 2,031,445  $ 1,719,685  $ 1,371,602

Year-end  deferred tax assets and liabilities  were  due  to  the
following.   No  valuation  allowance  for  the  realization   of
deferred tax assets is considered necessary.

                                                2000       1999
Deferred tax assets
 Allowance for loan losses                   $958,814    $861,717
 Unrealized loss on investment securities       4,310     283,121
 Core deposit intangibles                     186,149     156,646
 Other                                         11,704      31,042

Deferred tax liabilities
 Bank premises and equipment                 (146,734)   (142,812)
 FHLB stock                                  (541,807)   (455,991)
 Mortgage servicing rights                   (177,299)   (206,206)
 Other                                        (54,464)    (54,278)

  Net deferred tax asset                    $ 240,673   $ 473,239

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

                                            2000     1999      1998

U. S. federal income tax rate               34.0%    34.0%     34.0%
Changes from the statutory rate
 Tax-exempt investment income               (5.9)    (7.2)     (8.7)
 Non-deductible interest expense related to
  carrying tax-exempt investments             .8       .8       1.1
 Other                                      (1.0)      .3        .1

                                            27.9%    27.9%     26.5%

NOTE  10 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

                                      2000         1999         1998
Basic Earnings Per Share
 Net income                       $ 5,252,942  $ 4,450,113  $ 3,803,516
 Weighted average common shares
   outstanding                      2,811,565    2,803,276    2,801,320
 Basic earnings per share         $      1.87  $      1.59  $      1.36

Diluted Earnings Per Share
 Net income                       $ 5,252,942  $ 4,450,113  $ 3,803,516
 Weighted average common shares
   outstanding                      2,811,565    2,803,276    2,801,320
 Add dilutive effects of assumed
  exercise of stock options            56,600       64,667       59,974
 Weighted average common and
  dilutive potential common
  shares outstanding                2,868,165    2,867,943    2,861,294
 Diluted earnings per share        $     1.83  $      1.55  $      1.33

Stock  options for 96,000 shares common stock were excluded  from
2000  diluted  earnings  per  share  because  their  impact   was
antidilutive.


NOTE  11 - RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of its employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Benefits are based on one percent of employee average earnings for the previous five years times years of credited service.

Information about the pension plan was as follows:
                                               2000        1999
Change in benefit obligation:
 Beginning benefit obligation               $2,732,093  $2,032,917
 Service cost                                  221,305     188,925
 Interest cost                                 191,676     169,649
 Actuarial adjustment                           42,126     420,482
 Benefits paid                                 (56,374)    (79,880)
  Ending benefit obligation                  3,130,826   2,732,093

Change in plan assets, at fair value:
 Beginning plan assets                       2,953,831   2,500,009
 Actual return                                 (40,539)    272,728
 Employer contribution                         261,219     234,801
 Benefits paid                                 (56,374)    (53,707)
  Ending plan assets                         3,118,137   2,953,831

Funded status                                  (12,689)    221,738
Unrecognized net actuarial (gain) loss         120,465    (195,185)
Unrecognized prior transition asset             (2,973)     (3,345)

Prepaid benefit cost                         $ 104,803  $   23,208

Net periodic pension cost includes the following components:

                                    2000       1999       1998

Service cost                      $ 221,305   $ 188,925   $ 143,717
Interest cost                       191,676     169,649     143,564
Expected return on plan assets     (233,428)   (198,239)   (179,940)
Amortization of transition asset       (372)       (372)       (372)

Net periodic cost                 $ 179,181   $ 159,963   $ 106,969

Discount rate on benefit obligation       7%          7%          8%
Long-term expected rate of return on
 plan assets                              8%          8%          8%
Rate  of compensation increase            5%          5%          5%

The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company's Board of Directors. Expense recognized in connection with the plan was $224,106, $165,087 and $181,743 in 2000, 1999 and 1998.


NOTE  12 - STOCK OPTION PLAN

The Company has stock option plans, which are accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the plans, the Company grants certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years. The Company also grants certain directors stock option awards which vest and become fully exercisable immediately. The exercise price of each option, which has a ten year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

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

Summary of stock option transactions are as follows:

                                      2000            1999            1998
                                       Weighted        Weighted        Weighted
                                        Option          Option          Option
                                Options  Price  Options  Price  Options  Price
Outstanding, beginning
 of year                        148,940  $13.17  130,760  $11.36  125,640  $ 9.74
Granted                           3,950   24.30   25,780   20.62   27,200   15.88
Canceled                              -       -        -       -   (2,000)  14.55
Exercised                       (21,160)   8.11   (7,600)   7.13  (20,080)   7.04
Outstanding, end of year        131,730  $14.32  148,940  $13.17  130,760  $11.36

Weighted remaining
 contractual life                66.4 months      70.6 months      72.0 months

                                       2000         1999         1998
Options outstanding
     From $4.25 to $6.38 per share      5,800       19,600       24,720
     From $8.63 to $11.14 per share    26,980       30,480       32,640
     From $12.00 to $15.50 per share   66,540       69,900       70,200
     From $18.00 to $26.00 per share   32,410       28,960        3,200
                                      131,730      148,940      130,760
Eligible for exercise
     From $4.25 to $6.38 per share      5,800       19,600       24,720
     From $8.63 to $11.14 per share    26,980       30,480       29,360
     From $12.00 to $15.50 per share   41,140       31,740       18,600
     From $18.00 to $26.00 per share    8,116        2,680        1,200
                                       82,036       84,500       73,880

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting periods. The pro forma effect on net income and earnings per share of this statement are as follows:

                                 2000         1999         1998
Net income
 As reported                 $ 5,252,942  $ 4,450,113  $ 3,803,516
 Pro forma                     5,162,251    4,368,134    3,747,871

Basic earnings per share
 As reported                   $    1.87   $    1.59    $    1.36
 Pro forma                          1.84        1.56         1.34

Diluted earnings per share
 As reported                   $    1.83   $    1.55    $    1.33
 Pro forma                          1.80        1.53         1.32

Weighted averages
 Fair value of options granted  $   6.56    $   5.14    $   4.52
 Risk free interest rate           6.62%       4.82%       5.20%
 Expected life                   8 years     8 years     8 years
 Expected volatility              11.61%      18.17%      23.40%
 Expected dividend yield           2.14%       2.13%       2.53%

NOTE  13 - LIMITATION ON BANK DIVIDENDS

The Company's principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. During 2001 the Bank could, without prior approval, declare dividends of approximately $3,809,000 plus any 2001 net profits retained to the date of the dividend declaration.


NOTE  14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                       2000                  1999
                               Carrying    Fair      Carrying     Fair
                                Amount     Value      Amount      Value
                                            (In Thousands)
Financial assets
 Cash and cash equivalents    $  15,345  $  15,345  $  20,717  $  20,717
 Investment securities           68,054     68,461     70,623     70,847
 Mortgage loans held for sale       868        890      3,494      3,494
 Loans, net                     268,889    267,801    235,504    234,778
 FHLB stock                       3,598      3,598      3,346      3,346
 Interest receivable              4,262      4,262      3,454      3,454

Financial liabilities
 Deposits                     $ 300,816  $ 302,423  $ 274,566  $ 275,192
 Securities sold under
  agreements to repurchase
  and other borrowed funds        9,446      9,446     11,858     11,858
 FHLB advances                   21,644     21,847     26,592     25,892
 Interest payable                 3,427      3,427      2,142      2,142

NOTE  14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          (Continued)

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


NOTE  15 - OFF-BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance sheet risk were as follows at year-end:

                                               2000          1999

Unused lines of credit                     $ 33,901,000  $ 37,976,000
Commitments to make loans                     1,137,000     3,800,000
Letters of credit                               856,000       453,000

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 6.75% to 7.375% with maturities ranging from 15 to 30 years and are intended to be sold.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company's and the Bank's actual amounts and ratios are presented in the table below:

                                                                                   To Be Well
                                                                                   Capitalized
                                                                                 Under Prompt
                                                                For Capital        Corrective
                                               Actual       Adequacy Purposes   Action Provisions
                                            Amount  Ratio     Amount    Ratio    Amount    Ratio
2000                                                        (Dollars in Thousands)
Consolidated
  Total Capital (to Risk-Weighted Assets)  $ 37,784  14.3%   $ 21,093     8%    $26,366     10%
  Tier I Capital (to Risk-Weighted Assets)   34,488  13.1      10,546     4      15,820      6
  Tier I Capital (to Average Assets)         34,488   9.3      14,848     4      18,560      5

Bank Only
  Total Capital (to Risk-Weighted Assets)  $ 33,125  12.7%   $ 20,908     8%    $26,135     10%
  Tier I Capital (to Risk-Weighted Assets)   29,858  11.4      10,454     4      15,681      6
  Tier I Capital (to Average Assets)         29,858   8.1      14,752     4      18,441      5

1999
Consolidated
  Total Capital (to Risk-Weighted Assets)  $ 33,510  14.3%   $ 18,714     8%    $23,392    10%
  Tier I Capital (to Risk-Weighted Assets)   30,584  13.1       9,357     4      14,035      6
  Tier I Capital (to Average Assets)         30,584   9.6      12,755     4      15,944      5

Bank Only
  Total Capital (to Risk-Weighted Assets)  $ 30,431  13.1%   $ 18,563     8%    $23,204     10%
  Tier I Capital (to Risk-Weigted Assets)    27,528  11.9       9,281     4      13,922      6
  Tier I Capital (to Average Assets)         27,528   8.7      12,700     4      15,875      5


NOTE  18 - PARENT COMPANY FINANCIAL STATEMENTS

                    Condensed Balance Sheets
                           December 31

                                                  2000      1999
                                                  (In Thousands)
ASSETS
Cash on deposit with subsidiary                 $ 2,710   $ 1,606
Investment in subsidiary                         31,230    28,663
Investment securities available for sale          1,820     1,379
Other assets                                        100        71

Total assets                                    $35,860   $31,719


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                     $     -   $     -

Stockholders' equity
 Preferred stock                                      -         -
 Common stock                                     6,627     6,491
 Retained earnings                               29,241    25,778
 Accumulated other comprehensive income              (8)     (550)

Total liabilities and stockholders' equity      $35,860   $31,719

     Condensed Statements of Income and Comprehensive Income
                     Years Ended December 31

                                                      2000     1999      1998
                                                           (In Thousands)
Income
 Dividends from subsidiary                           $3,160   $2,700    $2,330
 Investment securities losses, net                      (17)       -         -
 Interest income                                         61       28         5
  Total income                                        3,204    2,728     2,335

Expenses
 Other expenses                                          39       53        25

Income before income taxes and equity in
 undistributed income of subsidiary                   3,165    2,675     2,310

Applicable income tax benefits                           46        9         7

Income before equity in undistributed
 income of subsidiary                                 3,211    2,684     2,317

Equity in undistributed income of subsidiary          2,042    1,766     1,487

Net income                                            5,253    4,450     3,804

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities arising
  during the period                                     483     (615)    (140)
 Reclassification of realized amount                     58        -      (27)

 Net change in unrealized gain (loss) on securities     541     (615)    (167)

Comprehensive income                                 $5,794   $3,835   $3,637

               Condensed Statements of Cash Flows
                     Years Ended December 31

                                                  2000     1999     1998
                                                      (In Thousands)
Cash flows from operating activities
 Net income                                     $ 5,253  $ 4,450  $ 3,804
 Adjustments to reconcile net income to net
  cash from operating activities
   Equity in undistributed earnings of
     subsidiary                                  (2,042)  (1,766)  (1,487)
   Investment securities losses, net                 17        -        -
   Change in other assets                           (37)      (3)      (8)
     Net cash from operating activities           3,191    2,681    2,309

Cash flows from investing activities
 Purchase of investment securities available
  for sale                                       (1,071)    (555)   (977)
 Proceeds from sales of securities available
  for sale                                          638        -       -
  Net cash from investing activities               (433)    (555)    (977)

Cash flows from financing activities
 Dividends paid                                  (1,463)  (1,233)  (1,122)
 Proceeds from issuance of common stock             173       50      141
 Purchase of common stock                          (364)    (304)       -
  Net cash from financing activities             (1,654)  (1,487)    (981)

Net change in cash                                1,104      639      351

Cash at beginning of year                         1,606      967      616

Cash at end of year                             $ 2,710  $ 1,606  $   967

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                   Interest  Net Interest   Net         Earnings Per Share
                    Income      Income     Income     Basic    Fully Diluted
2000
  First quarter      $6,592     $3,568     $1,308     $ .47       $ .46
  Second quarter      6,875      3,685      1,312       .46         .45
  Third quarter       7,229      3,647      1,297       .46         .45
  Fourth quarter      7,511      3,710      1,336       .48         .47

1999
  First quarter      $5,572     $3,051     $1,119     $ .40       $ .39
  Second quarter      5,713      3,184      1,076       .39         .37
  Third quarter       5,922      3,300      1,176       .42         .42
  Fourth quarter      6,246      3,371      1,079       .38         .37

                 REPORT OF INDEPENDENT AUDITORS



Board of Directors
Bourbon Bancshares, Inc.
Paris, Kentucky



We have audited the accompanying consolidated balance sheets of Bourbon Bancshares, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bourbon Bancshares, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




                              Crowe, Chizek and Company LLP

Lexington, Kentucky
January 19, 2001

Bourbon Bancshares, Inc.
Board of Directors

Buckner Woodford
President and Chief Executive Officer;
Kentucky Bank and Bourbon Bancshares, Inc.
Class of 2003

William R. Stamler
Chairman, Signal Investments, Inc.
Class of 2003

Henry Hinkle
President; Hinkle Contracting Corporation
Class of 2002

Robert G. Thompson
Director, Paris/Bourbon County YMCA; Snow Hill Farm
Class of 2002

Theodore Kuster
Farmer and Thoroughbred Breeder; West View Farm
Class of 2002

James L. Ferrell, M.D.
Physician; Chairman, Bourbon Bancshares, Inc.
Class of 2001

William M. Arvin
Attorney
Class of 2001

Kentucky Bank - Board of Directors.

Buckner Woodford
President and Chief Executive Officer,
Bourbon Bancshares, Inc. and Kentucky Bank

Joe Allen
Retired - Executive Vice President, Kentucky Bank

William M. Arvin
Attorney, William M. Arvin and Associates

Dan Brewer
Bluegrass RECC

Loren Carl
Director, KY Attorney General's Office

James L. Ferrell, M.D.
Physician

Henry Hinkle
President; Hinkle Contracting Company

Theodore Kuster
Farmer and Thoroughbred Breeder; West View Farm

George Lusby
County Judge Executive

Joseph B. McClain
President; Hopewell Insurance Company, Inc.

John Roche
Optician

William R. Stamler
Chairman, Signal Investments, Inc.

Robert G. Thompson
Director, Paris/Bourbon County YMCA

Gerald M. Whalen
President, Whalen and Co. Insurance and Real Estate

REGIONAL BOARD OF DIRECTORS
CLARK COUNTY

Mary Beth Hendricks
Director of Clark County Child Support Services

Donald Pace
Consultant to Clark Co. Schools

Ed Saunier
President, Saunier North American, Inc.

John G. Roche
Optician

James Taulbee
Farmer

REGIONAL BOARD OF DIRECTORS
WOODFORD COUNTY

Loren Carl
Director, KY Attorney General's Office

Dr. William J. Graul
Physician

James Kay
Businessman, Farmer

Tricia N. Kittinger
Woodford Circuit Clerk

REGIONAL BOARD OF DIRECTORS
SCOTT COUNTY

Dr. Gus A. Bynum
Physician

R.C. Johnson, Jr.
Owner and President; Johnson's Funeral Home

Mike Hockensmith
Owner and President, The Hockensmith Agency, Inc.

George Lusby
County Judge Executive

Everette Varney
Mayor - Georgetown

REGIONAL BOARD OF DIRECTORS
JESSAMINE COUNTY

Eva McDaniel
Jessamine County Clerk

Bonnie Dean
Retired - Nicholasville City Clerk, Treasurer

William M. Arvin
Attorney, William M. Arvin and Associates

Dan Brewer
Bluegrass RECC

Jonah Mitchell
President, Jonah Mitchell Real Estate & Auction Co.

OFFICERS.
BOURBON COUNTY.
PARIS
Buckner Woodford - President and CEO
James P. Shipp, Jr. - Sr. Vice President, Branch Administration
Norman J. Fryman - Sr. Vice President, Director of Lending
Greg Dawson - Vice President, Chief Financial Officer
Brenda Bragonier - Vice President, Director of Marketing and Human Resources Hugh Crombie - Vice President, Operations
Bill Reynolds - Vice President, Trust Officer
Brenda Berry - Accountant
Mary Lou Boyle - Personnel Director
Wallis Brooks - Branch Manager
Patty Carpenter - Loan Operations Officer
Nicholas Carter - Assistant Vice President, Loan Officer
R.W. Collins, Jr. - Vice President, Loan Officer
Nancye Fightmaster - Loan Officer
Janice Hash - Accountant and Purchasing Agent
Cathy Hill  - Assistant Vice President, Loan Officer
Bill Leaver - Network Administrator
Michael Lovell - Vice President, Loan Officer
Jean Patton - Compliance/CRA/Quality Control
Donald Roe - Data Processing
Lydia Sosby - Corporate and Automated Products Officer
Judy Taylor - Human Resource Manager
Rick Wagner - Maintenance Supervisor
George Wilder - Vice President, Loan Officer
Martha Woodford - AVP Corporate and Automated Products Officer
Jan Worth - Trust Officer

Lexington Road Branch
Rita Bugg - Vice President, Branch Manager, Loan Officer
Paul Clift - Loan Officer

Pleasant Street Branch
Philip Hurst - Assistant Branch Manager

CLARK COUNTY.
WINCHESTER
Tim Duncan - Regional Vice President
Becky Taulbee - Assistant Vice President, Loan Officer
Darryl Terry - Vice President, Loan Officer
Carolyn Wilkins - Overdraft Management Officer
Ron Burden, Vice President, Loan Officer

Colby Road Branch
Teresa Shimfessel - Assistant Vice President, Branch Manager, Loan Officer

WOODFORD COUNTY.
VERSAILLES
Duncan Gardner - Regional Vice President
A.J. Gullett - Assistant Vice President, Loan Officer

SCOTT COUNTY.
PARIS PIKE BRANCH
Jennifer Roberts - Assistant Vice President, Branch Manager, Loan Officer

SHOWALTER DRIVE BRANCH
J. Mark Walls - Regional Vice President
Ben Sargent - Assistant Vice President, Loan Officer

JESSAMINE COUNTY.
NICHOLASVILLE
Tom Buford - Regional Vice President
Jeanie Thompson - Office Manager & CSR
Rick Walling - Assistant Vice President, Loan Officer

WILMORE
Freida Lear, Branch Manager, Loan Officer

HARRISON COUNTY.
CYNTHIANA LOAN PRODUCTION OFFICE
Ken DeVasher - Regional Vice President

Exhibit 21     Subsidiaries of Registrant

              Bourbon Bancshares, Inc.'s Subsidiary

                          Kentucky Bank

                           EXHIBIT 23

                 CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Form S-8 Registration Statement No. 333-92725 of Bourbon Bancshares, Inc., of our report dated January 19, 2001 on the consolidated financial statements of Bourbon Bancshares, Inc. as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 as included in the registrant's annual report on Form 10-K.



Crowe, Chizek and Company LLP

Lexington, Kentucky
March 29, 2001

Exhibit 99.1   Proxy Statement

                        BOURBON BANCSHARES, INC.
                             400 Main Street
                          Paris, Kentucky 40361

                NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                         TO BE HELD MAY 2, 2001

                                        March 15, 2001
To our Shareholders:

     The annual meeting of the shareholders of Bourbon Bancshares (the "Company") will be held on Wednesday, May 2, 2001 at 11:00 a.m. local time, at the Main Office Board Room of Kentucky Bank, Paris, Kentucky, for the purposes of:

     1.   Election of directors.  To elect two Class II directors.

     2. Ratification of Independent Auditors. To act upon a proposal to ratify the appointment of Crowe, Chizek and Company LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2001.

     3. Other Business. To act upon such other matters as may properly be brought before the Annual Meeting or any adjournment thereof. The Board of Directors does not know of any other matter to come before the Annual Meeting.

     Information regarding the matters to be acted upon at the Annual Meeting is contained in the Proxy statement accompanying this Notice. Only those holders of record of the corporation's common stock at the close of business on March 15, 2001, are entitled to notice of and to vote at the Annual Meeting and any adjournment thereof.

     All Shareholders are cordially invited to attend the Annual Meeting, but whether or not you expect to attend the Annual Meeting in person, please sign and date the enclosed Proxy and return it promptly so your stock may be voted.

     Thank you for your time and consideration. Please feel free to contact my office should you have any questions.

                         BY ORDER OF THE BOARD OF DIRECTORS


                         Buckner Woodford
                         President, Bourbon Bancshares, Inc.

YOUR VOTE IS IMPORTANT

PLEASE MARK, SIGN, DATE, AND RETURN THE ACCOMPANYING PROXY IMMEDIATELY EVEN IF YOU PLAN TO ATTEND THE ANNUAL MEETING.

                         BOURBON BANCSHARES, INC.

                              PROXY STATEMENT

INTRODUCTION

     This Proxy Statement is being furnished to shareholders of Bourbon Bancshares, Inc., a Kentucky Corporation (the "Company"), in connection with the solicitation of proxies by the Board of Directors of the Company (the "Board") from holders of record of the Company's outstanding Common Shares (the "Common Shares") as of the close of business on March 15, 2001 (the "Annual Meeting Record Date"), for use at the Annual Meeting of Shareholders of the Company (the "Annual Meeting") to be held on Wednesday, May 2, 2001, at 11:00 a.m. (Eastern Daylight Time) at the Company's Main Office Board Room of Kentucky Bank, Fourth and Main Streets, Paris, Kentucky, and at any adjournment or postponement thereof. This Proxy Statement is first being mailed to the Company's shareholders on or about March 15, 2001. The principal executive offices of the Company are located at Fourth and Main Streets, Paris, Kentucky 40361.
Its telephone number is (859) 987-1795.

Purposes of the Annual Meeting

     At the Annual Meeting, holders of Common Shares will be asked to consider and to vote upon the following matters:

     (1)  To elect two Class II directors:
     (2) To ratify the appointment of Crowe, Chizek and Company LLP as the Company's independent auditors for the 2001 fiscal year and
     (3) To transact such other business as may properly come before the meeting.

     The Board recommends that shareholders vote FOR the election of the Board's nominees for Class II directors and the ratification of the Board's appointment of Crowe, Chizek and Company LLP as the Company's independent auditors for the 2001 fiscal year. As of the date of this Proxy Statement, the Board knows of no other business to come before the Annual Meeting.

Voting Rights and Proxy Information

     Only holders of record of Common Shares as of the close of business on the Annual Meeting Record Date will be entitled to notice of and to vote at the Annual Meeting or any adjournment or postponement thereof. As of December 31, 2000, there were 2,808,067 Common Shares outstanding and entitled to vote at the Annual Meeting. The presence either in person or by properly executed proxy, of the holders of a majority of the outstanding Common Shares as of the Annual Meeting Record Date is necessary to constitute a quorum at the Annual Meeting. Holders of Common Shares are entitled to one vote per share on any matter, other than the election of directors, that may properly come before the Annual Meeting. In the election of directors, holders of Common Shares have cumulative voting rights whereby each holder is entitled to vote the number of Common Shares owned multiplied by two (the number of directors to be elected at the Annual Meeting), and each holder may cast the whole number of votes for one candidate or distribute such votes among two or more candidates. The Board of Directors is soliciting discretionary authority for the individuals appointed in the proxies to cumulate votes represented by properly executed proxies and to vote for less than all the Company's nominees to the Board if deemed appropriate to ensure the election of as many of the Company's nominees to the Board as possible.

     Those persons receiving the two highest number of votes in the election of directors will be elected to the Board. The appointment of Crowe, Chizek and Company LLP as the company's independent auditors for the 2001 year will be ratified, if the votes cast in favor of ratification exceed the votes cast against that matter.

     All Common Shares that are represented at the Annual Meeting by properly executed proxies received prior to or at the Annual Meeting and not revoked will be voted at the Annual Meeting in accordance with the instructions indicated in such proxies. If no instructions are indicated, such proxies will be voted "FOR" (1) the election of the Board's two nominees as Class II directors of the Company (or, if deemed appropriate by the individuals appointed in the proxies, cumulatively voted for less than all of the Board's nominees) and (2) the ratification of Crowe, Chizek and Company LLP as the Company's independent auditors for the 2001 year.

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

ITEM 1 -- ELECTION OF DIRECTORS

     Under the Company's Articles of Incorporation, the Board of Directors consists of three different classes (Class I, Class II and Class III), each to serve, subject to the provisions of the Articles of Incorporation and Bylaws for a three year term and until his successor is duly elected and qualified. Except as listed below, each nominee for a Class II directorship has held the specified position for the last five years. The names of the nominees proposed for election as Class II directors, all of whom are presently directors of the Company, are set forth below. The Company is not aware of any other individual who may be nominated for election to the Board of Directors at the Annual Meeting.

William M. Arvin is an attorney.  He became a director in 1996.

James L. Ferrell, M.D. is a physician and Chairman of Bourbon Bancshares, Inc. He has been a director since 1980.

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

     The Board recommends that shareholders vote "FOR" each of the above nominees for election as Class II directors of the Company.

                 ITEM 2 -- RATIFICATION OF APPOINTMENT OF
                           INDEPENDENT AUDITORS

     The Company has appointed Crowe, Chizek and Company LLP, Louisville and Lexington, Kentucky as the Company's independent auditors for the fiscal year ending December 31, 2001. Crowe, Chizek and Company LLP has
served as the Company's independent auditors since 1982.    Services
provided to the Company and its subsidiaries by Crowe, Chizek and Company LLP with respect to the fiscal year ended December 31, 2000 included the examination of the Company's consolidated financial statements and consultations on various tax matters.

     In the event shareholders do not ratify the appointment of Crowe, Chizek and Company LLP as the Company's independent auditors for the 2001 year such appointment will be reconsidered by the Board.

     The Board recommends that shareholders vote "FOR" ratification of the appointment of Crowe, Chizek and Company LLP as the Company's independent auditors for the 2001 year.

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


March 15, 2001

         This Proxy Form is Solicited by the Board of Directors

                        Bourbon Bancshares, Inc.
                             Paris, Kentucky


     The undersigned hereby appoints Buckner Woodford and William Reynolds, or either one of them (with full power to act alone), my proxy, each with the power to appoint his substitute, to represent me to vote all of the Corporation's Common Stock which I held of record or am otherwise entitled to vote at the close of business on March 15, 2001, at the 2001 Annual Meeting of Shareholders to be held on May 2, 2001 and at any adjournments thereof, with all powers the undersigned would possess if personally present, as follows:

1.   ELECTION OF DIRECTORS

     __   FOR all nominees listed below (except as otherwise indicated below)

     __   AGAINST all nominees listed below

                        William M. Arvin, James L. Ferrell, M.D.

(INSTRUCTION:  To withhold authority to vote for any individual nominee, write the nominee's name on the line)


2.          RATIFICATION OF CROWE, CHIZEK AND CO. LLP AS INDEPENDENT AUDITORS

             ______FOR        ______AGAINST       _____ABSTAIN


3.         OTHER BUSINESS.  In their discretion, the Proxies are
               authorized to act upon such other matters as may properly be brought before the Annual Meeting or any adjournment thereof.


             THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" ALL OF THE NOMINEES LISTED IN ITEM 1 AND "FOR" ITEM 2.

            (PLEASE DATE, MARK, SIGN AND RETURN IMMEDIATELY)

             This proxy form relates to ALL shares owned by the undersigned.

             This proxy form is solicited by the Board of Directors and will be voted as specified and in accordance with the accompanying proxy statement. If no instruction is indicated, this proxy form will be voted "FOR" all of the nominees listed in Item 1 and "FOR" Item 2.

              Please sign exactly as name appears. When shares are held by joint tenants, both should sign. When signing as attorney, as executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign full corporate name by President or other authorized officer. If a partnership, please sign partnership name by authorized person.

DATE___________, 2001              ______________________________________
                              Signature

                              _______________________________________
                              Signature if held jointly