Form 10-Q
period 2001-03-31
BOURBON BANCSHARES INC /KY/
filed 2001-05-16
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Number of shares of Common Stock outstanding as of April 30, 2001:
2,795,058.

BOURBON BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

		Consolidated Balance Sheets					  3

		Consolidated Statements of Income and
 Comprehensive Income						  4

		Consolidated Statements of Changes in
		 Stockholders' Equity						  5

		Consolidated Statements of Cash Flows			  6

		Notes to Consolidated Financial Statements		  7

Item 2.     Management's Discussion and Analysis of Financial
		Condition and Results of Operations				  9

Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk								 15

Part II - Other Information							 16

Signatures										 16

Exhibits
11	Earnings Per Share Calculation				 17



Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)


(thousands)
3/31/01
12/31/00
Assets


  Cash and due from banks
 $ 10,978
 $ 11,596
  Federal funds sold
    8,058
    3,749
    Cash and cash equivalents
   19,036
   15,345
  Investment securities:


    Available for sale
   63,876
   52,823
    Held to maturity
      -
   15,231
  Mortgage loans held for sale
      468
      868
  Loans
  270,529
  272,277
  Allowance for loan losses
    3,424
    3,388
    Net loans
  267,105
  268,889
  Federal Home Loan Bank stock
    3,662
    3,598
  Bank premises and equipment, net
    8,758
    8,299
  Interest receivable
    3,942
    4,262
  Intangible assets
    1,660
    1,744
  Other assets
      577
      788
    Total assets
 $369,084
 $371,847



Liabilities and Stockholders' Equity


  Deposits


    Non-interest bearing
 $ 44,805
 $ 48,439
    Time deposits, $100,000 and over
   41,367
   40,306
    Other interest bearing
  211,409
  212,071
      Total deposits
  297,581
  300,816
  Securities sold under agreements to repurchase
    2,820
    8,189
  Other borrowed funds
      968
    1,257
  Federal Home Loan Bank advances
   26,575
   21,644
  Interest payable
    3,175
    3,427
  Other liabilities
      850
      654
    Total liabilities
  331,969
  335,987



  Stockholders' equity


  Common stock
    6,629
    6,627
  Retained earnings
   29,845
   29,241
  Accumulated other comprehensive income
      641
       (8)
    Total stockholders' equity
   37,115
   35,860
    Total liabilities & stockholders' equity
 $369,084
 $371,847





BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)


(thousands, except per share amounts)
 Three Months Ending


3/31/01
3/31/00
INTEREST INCOME:


  Loans, including fees
 $  6,127
 $  5,441
  Investment securities
      987
    1,026
  Other
      112
       67
    Total interest income
    7,226
    6,534
INTEREST EXPENSE:


  Deposits
    3,188
    2,626
  Other
      474
      398
    Total interest expense
    3,662
    3,024
  Net interest income
    3,564
    3,510
  Loan loss provision
      192
      188
  Net interest income after provision
    3,372
    3,322
OTHER INCOME:


  Service charges
      820
      615
  Loan service fee income
       68
       73
  Trust department income
      101
      159
  Investment securities gains, net
       18
       (1)
  Gain on sale of mortgage loans
       75
      -
  Other
      183
      139
    Total other income
    1,265
      985
OTHER EXPENSES:


  Salaries and employee benefits
    1,474
    1,326
  Occupancy expenses
      453
      393
  Amortization of intangibles
      104
      107
  Advertising and marketing
      107
       91
  Taxes other than payroll, property and income
       88
       84
  Other
      600
      520
    Total other expenses
    2,826
    2,521
  Income before taxes
    1,811
    1,786
  Income taxes
      530
      478
Net income
 $  1,281
 $  1,308



Other Comprehensive Income, net of tax:


Change in Unrealized Gains on Securities
      649
      (24)



Comprehensive Income
 $  1,930
 $  1,284



Earnings per share


Basic
 $   0.46
 $   0.47
Diluted
     0.45
     0.46


BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)





(thousands, except number of shares)









Accumulated





Other
Total

----Common Stock----

Retained
Comprehensive
Stockholders'

Shares
Amount
Earnings
Income
Equity






Balances, January 1, 2001
 2,808,067
 $   6,627
 $   29,241
 $        (8)
 $    35,860






Common stock issued
    10,300
        30
        -
         -
          30






Common stock purchased
   (14,541)
       (28)
       (256)
         -
        (284)






Net change in unrealized gain





 on securities available for sale,





 net of tax
       -
       -
        -
         649
         649






Net income
       -
       -
      1,281
         -
       1,281






Dividends declared - $.15 per share
       -
       -
       (421)
         -
        (421)






Balances, March 31, 2001
2,803,826
 $   6,629
 $   29,845
 $       641
 $    37,115



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)


(thousands)
 Three Months Ending


3/31/01
3/31/00
Cash Flows From Operating Activities


  Net Income
 $    1,281
 $    1,308
  Adjustments to reconcile net income to


   net cash provided by operating activities:


  Depreciation
        242
        195
  Amortization
        104
        107
  Investment securities accretion, net
        (19)
        (21)
  Provision for loan losses
        192
        188
  Investment securities losses (gains), net
        (18)
          1
  Originations of loans held for sale
     (5,035)
     (2,934)
  Proceeds from sale of loans
      5,510
      2,901
  Federal Home Loan Bank Stock Dividends
        (64)
        (58)
  Gain on sale of mortgage loans
        (75)
        -
  Losses, including write-downs, on real


   Estate acquired through foreclosure, net
          4
        -
  Changes in:


    Interest receivable
        320
        109
    Other assets
        211
        739
    Interest payable
       (252)
        308
    Other liabilities
       (155)
       (358)
      Net cash from operating activities
      2,246
      2,485
Cash Flows From Investing Activities


  Purchases of securities available for sale
     (3,255)
     (6,338)
  Proceeds from sales of securities available for sale
        108
      2,000
  Proceeds from principal payments, maturities and


   Calls of securities available for sale
      8,338
      4,939
  Purchases of securities held to maturity
        -
       (269)
  Proceeds from maturities and calls of securities


   held to maturity
        -
        115
  Net change in loans
      1,592
     (3,412)
  Purchases of bank premises and equipment, net
       (701)
        (80)
    Net cash from investing activities
      6,082
     (3,045)
Cash Flows From Financing Activities:


  Net change in deposits
     (3,235)
      4,249
  Net change in securities sold under agreements to


   Repurchase and other borrowings
     (5,658)
     (2,651)
  Advances from Federal Home Loan Bank
      5,000
        -
  Payments on Federal Home Loan Bank advances
        (69)
    (10,108)
  Proceeds from issuance of common stock
         30
        130
  Purchase of common stock
       (284)
        -
  Dividends paid
       (421)
       (366)
    Net cash from financing activities
     (4,637)
     (8,746)
Net change in cash and cash equivalents
      3,691
     (9,306)
Cash and cash equivalents at beginning of period
     15,345
     20,717
Cash and cash equivalents at end of period
 $   19,036
 $   11,411



BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2001 and December 31, 2000, and for the three month periods ended March 31, 2001 and March 31, 2000 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.

2. INVESTMENT SECURITIES

Period-end securities are as follows:




(in thousands)





 Amortized
 Unrealized
 Unrealized
Fair

 Cost
 Gains
 Losses
Value
Available for Sale









March 31, 2001




U.S. Treasury
 $  11,982
 $      44
 $     -
 $  12,026
U.S. government agencies
     5,999
        86
       -
     6,085
States and political subdivisions
    17,980
       728
       -
    18,708
Mortgage-backed
    20,177
       240
       (94)
    20,323
Equity securities
     2,290
       185
      (226)
     2,249
Other
     4,485
       -
       -
     4,485
Total
    62,913
     1,283
      (320)
    63,876





December 31, 2000




U.S. Treasury
    14,970
        24
        (2)
 $  14,992
U.S. government agencies
     4,999
        40
       (11)
     5,028
States and political subdivisions
     3,272
        94
       -
     3,366
Mortgage-backed
    22,876
       141
      (139)
    22,878
Equity securities
     2,230
        96
      (256)
     2,070
Other
     4,489
       -
       -
     4,489
Total
    52,836
       395
      (408)
    52,823





Held to Maturity




December 31, 2000




States and political subdivisions
    15,231
       417
       (10)
    15,638


3. LOANS

Loans at period-end are as follows:


(in thousands)



3/31/01
12/31/00



Commercial
 $  17,761
 $  17,452
Real estate construction
    16,388
    15,270
Real estate mortgage
   160,094
   162,306
Agricultural
    52,189
    52,008
Consumer
    24,097
    25,241



Total
   270,529
   272,277



4. Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.
Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

			Three Months Ended
			             March 31,
		           2001	        2000
									  (in thousands)

Basic Earnings Per Share
	Net Income							$1,281	$1,308
	Weighted average common shares outstanding		 2,803	 2,809
	Basic earnings per share					$ 0.46	$ 0.47

Diluted Earnings Per Share
	Net Income							$1,281	$1,308
	Weighted average common shares outstanding		 2,803	 2,809
	Add dilutive effects of assumed exercise
	 of stock options						    48	    63
	Weighted average common and dilutive
	 Potential common shares outstanding			 2,851	 2,872
	Diluted earnings per share				$ 0.45	$ 0.46


Stock options for 4,600 shares (for the period ended March 31, 2001) and 600 shares (for the period ended March 31, 2000) of common stock were not considered in computing earnings per share because they were antidilutive.

5. Dividends per share paid for the quarter ended March 31, 2001 were $0.15 compared to $0.13 for March 31, 2000.

6. Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation.
These contracts, considered
derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The Company did not have any mandatory forward sales contracts at March 31, 2001.

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

Summary

Bourbon Bancshares, Inc. recorded net income of $1.3 million, or $0.46 basic earnings per share and $0.45 diluted earnings per share for the first three months ended March 31, 2001 compared to $1.3 million, or $0.47 basic earnings per share and $0.46 diluted earnings per share for the three month period ending March 31, 2000.

Return on average assets was 1.38% for the first three months ended March 31, 2001 compared to 1.53% for the same time period in 2000, a decrease of 10%. Return on average equity was 14.0% and 16.2% for the three months ended March 31, 2001 and 2000, respectively, a decrease of 13%.

The decrease in net income is mainly a result of softening loan demand and slight temporary tightening of our net interest margin due to the rapidly falling loan rates.

Loans decreased $1.7 million from $272.2 million on December 31, 2000 to $270.5 million on March 31, 2001. This decrease was mainly attributable to a reduction in real estate mortgage loans and consumer loans.
Management feels this is temporary and loans are expected to grow in future periods.

Total deposits decreased from $300.8 million on December 31, 2000 to $297.6 million on March 31, 2001, a decrease of $3.2 million. The decrease is mainly attributable to non-interest bearing deposits decreasing $3.6 million. The decline in total deposits is expected to be temporary.


Net Interest Income

Net interest income was $3.6 million for the three months ending March 31, 2001 compared to $3.5 million for the three months ending March 31, 2000, resulting in an increase of $54 thousand or 2%. The interest margin was 4.14% for the first three months of 2001 compared to 4.46% for the same period in 2000, a decrease of 32 basis points. Typically, banks have experienced declining margins over the past year as a result of the general decline in interest rates. The Federal Reserve has dropped the discount rate from 6% at December 31, 2000 to 4.5% at March 31, 2001, and to 4% since then. These decreases have had a short term effect on net interest income, particularly a decrease in loan interest income. However, as our interest rate shock simulation model that follows shows, changes in interest rates have a minor effect on net interest income, and therefore the decline in net interest margin is felt to be temporary.

For the first quarter, the yield on assets increased from 8.24% in 2000 to 8.32% in 2001. The cost of liabilities increased from 3.96% in 2000 to 4.43% in 2001. Year to date average loans are up $33.0 million, or 13.9% from March 31, 2000 to March 31, 2001, resulting in an increase in loan interest income of $685 thousand for the first quarter of 2001. Average deposits also increased from March 31, 2000 to March 31, 2001, up $18.6 million, or 6.6%. This increased volume has resulted in an increase in deposit interest expense of $562 thousand for the first quarter of 2001. The banking industry continues to battle competition for deposit dollars, and this trend is expected to continue.

Non-Interest Income

Non-interest income increased $0.3 million for the three month period ended March 31 from $1.0 million in 2000 to $1.3 million in 2001. An increase of $205 thousand in service charges from the first quarter of 2000 to the comparable 2001 period is mainly attributable to an increase in checking service charges and overdraft charges of $238 thousand. Overdraft income increased principally due to the implementation of a new "Kentucky Courtesy" overdraft program and an increase in overdraft fees in the last quarter of 2000. Investment securities net gains were $19 thousand greater for the first three months of 2001 compared to the same period in 2000. Net gains from sale of securities were mainly attributable to municipal securities being called at premiums before their maturity.

The increase in gain on sale of mortgage loans of $75 thousand during the first quarter of 2001 compared to the same 2000 period is attributable to a decrease in rates in 2001 as compared to 2000. The decrease in rates resulted in an increase in loan originations and refinances. Volume of loan sales are inverse to rate changes. Rates have fallen in the first quarter of 2001 and as a result, will favorably impact our loan sales in 2001 compared to 2000. The increase in other income of $44 thousand in the first three months of 2001 as compared to the same time period in 2000 is primarily a result of an increase in debit card income of $18 thousand and an increase in brokerage fee income of $18 thousand. We continue to promote the use of electronic products and the use of our brokerage services, and expect these to be an integral part of our business.


Non-Interest Expense

The increase of $305 thousand in non-interest expenses from $2.5 million for the three months ended March 31, 2000 to $2.8 million for the same period in 2001 was a result of several factors. Salaries and benefits increased $149 thousand for the first three months of 2001 compared to 2000, an increase of 11%. The increase is due to annual salary increases and increased staffing. Salaries, excluding bonuses and incentives, increased 12% from the first quarter of 2000 to the first quarter of 2001. Employee benefits increased $6 thousand during these comparable periods.

Occupancy expense increased $60 thousand to $453 thousand for the first three months of 2001 compared to first three months of 2000. Depreciation increased $47 thousand during these comparable periods. Renovation of existing facilities and the purchase of hardware and software for recent technological advances have added to the depreciation expense. Currently, the construction a new full service facility in Cynthiana is under way and is expected to be complete toward the end of the third quarter of 2001. These increases are a result on the Company's continued emphasis on improving and maintaining its facilities, and to stay current with our technology.

Advertising and marketing costs increased $16 thousand to $107 thousand for the first three months of 2001 as compared to the same period in 2000. Continued efforts have been made by the Company to promote the name and the products of Kentucky Bank using various forms of promotional materials and selected types of media, including television.

Other expenses for the first three months of 2001 compared to 2000 increased $80 thousand to $600 thousand. Internet banking and debit card expenses increased $43 thousand and losses on checking account overdrafts increased $11 thousand from 2000 to 2001. Outside of these changes, the other changes are primarily the result of the growth of the Bank and the general increase in the cost of doing business.

Income Taxes

The tax equivalent rate for the three months ended March 31 was 29% for 2001 and 27% for 2000. The increase in the tax equivalent rate is mainly attributable to a non-recurring tax benefit in 2000. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2001, 19,023 shares have been purchased.


Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $19.0 million as of March 31, 2001 compared to $15.3 million at December 31, 2000. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total investment securities available for sale totaled $63.9 million at March 31, 2001. The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.

Generally, the Company relies upon net cash inflows from financing activities, supplemented by net cash inflows from operating activities, to provide cash used in its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, and the use of short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements along with long-term debt. The Company's primary investing activities include purchasing investment securities and loan originations. Management believes there is sufficient cash flow from operations to meet investing and liquidity needs related to reasonable borrower, depositor and creditor needs in the present economic environment.

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as FHLB Advances may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of March 31, 2001, we have sufficient collateral to borrow an additional $22 million from the FHLB. In addition, as of March 31, 2001, over $53 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of March 31, 2001, the Company's non-performing assets totaled $1.2 million or 0.4% of loans compared to $1.8 million or 0.7% of loans at March 31, 2000. The decrease in accruing loans which are past due 90 days or more is due principally to one line of credit totaling $788 thousand in 2000. (See table below) Real estate loans composed 62% and 97% of the non-performing loans as of March 31, 2001 and 2000, respectively. Forgone interest income on the non-accrual loans for both 2001 and 2000 is immaterial.

Nonperforming Assets



March 31


(in thousands)


2001
2000
Non-accrual Loans
 $        350
 $        168
Accruing Loans which are


  Contractually past due


  90 days or more
          713
        1,504
Restructured Loans
          130
          130
Total Nonperforming and Restructured
        1,193
        1,802
Other Real Estate
          231
          117
Total Nonperforming and Restructured


 Loans and Other Real Estate
 $      1,424
 $      1,919
Nonperforming and Restructured Loans


 as a Percentage of Loans
0.44%
0.74%
Nonperforming and Restructured Loans


 and Other Real Estate as a Percentage


 of Total Assets
0.39%
0.56%



Provision and Reserve for Possible Loan Losses

The first quarter 2001 provision for loan losses of $192 thousand is higher than the comparable 2000 period by $4 thousand. Loan growth and increase in charge-offs has required management to increase the provision in order to maintain a reserve for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. As depicted in the table below, the loan loss reserve to total loans was 1.27% on March 31, 2001 and 1.35% on March 31, 2000. Net charge-offs for the three month period ending March 31, 2001 were $156 thousand compared to $24 thousand for the same period in 2000. The increase is mainly attributable to several small consumer loans. Future levels of charge-offs will be determined by the economic environment surrounding individual loans. Management feels the current loan loss reserve is sufficient to meet expected loan losses.

Loan Losses



Three Months Ended March 31


(in thousands)


2001
2000
Balance at Beginning of Period
 $      3,388
 $      3,104
Amounts Charged-off:


  Commercial
            3
          -
  Real Estate Mortgage
            3
          -
  Consumer
          168
           50
Total Charged-off Loans
          174
           50
Recoveries on Amounts


 Previously Charged-off:


  Commercial
            1
            1
  Real Estate Mortgage
            1
          -
  Consumer
           16
           25
Total Recoveries
           18
           26
Net Charge-offs
          156
           24
Provision for Loan Losses
          192
          188
Balance at End of Period
        3,424
        3,268
Loans


  Average
      271,665
      238,644
  At March 31
      270,529
      241,996
As a Percentage of Average Loans:


  Net Charge-offs
0.06%
0.01%
  Provision for Loan Losses
0.07%
0.08%
Allowance as a Percentage of


 Period-end Loans
1.27%
1.35%
Allowance as a Multiple of


 Net Charge-offs
         21.9
        136.2
Allowance as a Percentage of


 Non-performing and Restructured Loans
         2.87
         1.81



Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The primary tool used by management is an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below within the Board of Directors specified limits. As of March 31, 2001 the projected percentage changes are within the Board approved limits and the Company's interest rate risk is also within Board approved limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2001 is as follows:

(in thousands)











PROJECTED NET INTEREST INCOME








   Level


Rate Change:
- 300
- 100
   Rates
+ 100
+ 300






Year One  (4/1/01 - 3/31/02)





   Interest Income
 $24,623
 $26,946
 $28,113
 $29,280
 $31,613
   Interest Expense
   9,926
  12,176
  13,300
  14,425
  16,675






       Net Interest Income
  14,697
  14,770
  14,813
  14,855
  14,938












PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"











Year One  (4/1/01 - 3/31/02)





   Interest Income
 $(3,490)
 $(1,167)
 N/A
 $ 1,167
 $ 3,500
   Interest Expense
  (3,375)
  (1,125)
 N/A
   1,125
   3,375






       Net Interest Income
    (115)
     (42)
 N/A
      42
     125












PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"











Year One  (4/1/01 - 3/31/02)





   Interest Income
-12.4%
-4.1%
N/A
4.1%
12.4%
   Interest Expense
-25.4%
-8.5%
N/A
8.5%
25.4%






       Net Interest Income
-0.8%
-0.3%
N/A
0.3%
0.8%






Board approved limit
>-10.0%
>-4.0%
N/A
>-4.0%
>-10.0%


These numbers are comparable to 2000. In 2001, year one reflected a decline in net interest income of 0.8% with a 300 basis point decline compared to the 1.7% decline in 2000. The 300 basis point increase in rates reflected a 0.7% increase in net interest income in 2001 compared to 1.8% in 2000. Percentage changes in 2001 are less when compared to 2000. Therefore, changes in interest rates should have a smaller affect on net interest income.


Part II - Other Information

Item 1.     Legal Proceedings

	The Company is not a party to any material legal proceedings.

Item 2.     Changes in Securities

	None

Item 3.     Defaults upon Senior Securities

	None

Item 4.     Submission of Matters to a Vote of Security Holders

	None

Item 5.     Other Information

	None

Item 6.     Exhibits and Reports on Form 8-K

1. Exhibits as required by Item 601 of Regulation S-K.

11 Earnings Per Share Calculation

2.	No reports on Form 8-K have been filed during the quarter
for which this report is filed.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

					Bourbon Bancshares, Inc.

Date  ___5/14/01_________	__/s/Buckner Woodford____________
					Buckner Woodford, President and C.E.O.

Date  ___5/14/01_________	__/s/Gregory J. Dawson___________
					Gregory J. Dawson, Chief Financial Officer


Exhibit 11

Earnings Per Share

See Note 4 in Notes to Consolidated Financial Statements for computation of per share earnings.


17