Form 10-Q
period 2001-06-30
BOURBON BANCSHARES INC /KY/
filed 2001-08-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Number of shares of Common Stock outstanding as of July 20, 2001:
2,792,720.


BOURBON BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

		Consolidated Balance Sheets					  3

		Consolidated Statements of Income and
 Comprehensive Income						  4

		Consolidated Statements of Changes in
		 Stockholders' Equity						  6

		Consolidated Statements of Cash Flows			  7

		Notes to Consolidated Financial Statements		  9

Item 2.     Management's Discussion and Analysis of Financial
		Condition and Results of Operations				 12

Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk								 19

Part II - Other Information							 21

Signatures										 22

Exhibits
	3.1	Bylaws of Bourbon Bancshares, Inc.				 23
11	Earnings Per Share Calculation				 46




Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)
6/30/2001
12/31/2000
Assets


  Cash and due from banks
 $  9,138
 $ 11,596
  Federal funds sold
    4,660
    3,749
    Cash and cash equivalents
   13,798
   15,345
  Investment securities:
    Available for sale
   69,840
   52,823
    Held to maturity
      -
   15,231
  Mortgage loans held for sale
    2,072
      868
  Loans
  273,420
  272,277
  Allowance for loan losses
   (3,366)
(3,388)
    Net loans
  270,054
  268,889
  Federal Home Loan Bank stock
    3,728
    3,598
  Bank premises and equipment, net
    9,224
    8,299
  Interest receivable
    3,873
    4,262
  Intangible assets
    1,567
    1,744
  Other assets
      690
      788
    Total assets
 $374,846
 $371,847



Liabilities and Stockholders' Equity
  Deposits


    Non-interest bearing
 $ 44,579
 $ 48,439
    Time deposits, $100,000 and over
   37,177
   40,306
    Other interest bearing
  210,867
  212,071
      Total deposits
  292,623
  300,816
  Securities sold under agreements to repurchase
    3,118
    8,189
  Other borrowed funds
    1,762
    1,257
  Federal Home Loan Bank advances
   36,517
   21,644
  Interest payable
    2,301
    3,427
  Other liabilities
      663
      654
    Total liabilities
  336,984
  335,987



  Stockholders' equity
  Common stock
    6,612
    6,627
  Retained earnings
   30,620
   29,241
  Accumulated other comprehensive income
      630
       (8)
    Total stockholders' equity
   37,862
   35,860
    Total liabilities & stockholders' equity
 $374,846
 $371,847



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (unaudited) (thousands, except per share amounts)
 Six Months Ending

6/30/2001
6/30/2000
INTEREST INCOME:


  Loans, including fees
 $ 12,181
 $ 11,197
  Investment securities
    1,939
    2,045
  Other
      351
      225
    Total interest income
   14,471
   13,467
INTEREST EXPENSE:


  Deposits
    6,137
    5,426
  Other
      994
      788
    Total interest expense
    7,131
    6,214
  Net interest income
    7,340
    7,253
  Loan loss provision
      384
      375
  Net interest income after provision
    6,956
    6,878
OTHER INCOME:


  Service charges
    1,852
    1,264
  Loan service fee income
      134
      146
  Trust department income
      182
      249
  Investment securities gains (losses), net
       75
      (76)
  Gain on sale of mortgage loans
      156
       44
  Other
      221
      177
    Total other income
    2,620
    1,804
OTHER EXPENSES:


  Salaries and employee benefits
    2,973
    2,655
  Occupancy expenses
      904
      776
  Amortization of intangibles
      208
      216
  Advertising and marketing
      215
      182
  Taxes other than payroll, property and income
      175
      168
  Other
    1,231
    1,057
    Total other expenses
    5,706
    5,054
  Income before taxes
    3,870
    3,628
  Income taxes
    1,151
    1,008
Net income
 $  2,719
 $  2,620



Other Comprehensive Income, net of tax:


Change in Unrealized Gains on Securities
      638
      (27)



Comprehensive Income
 $  3,357
 $  2,593



Earnings per share


Basic
 $   0.97
 $   0.93
Diluted
     0.95
     0.91


BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (unaudited) (thousands, except per share amounts)
 Three Months Ending

6/30/2001
6/30/2000
INTEREST INCOME:


  Loans, including fees
 $  6,054
 $  5,756
  Investment securities
      952
    1,019
  Other
      239
      158
    Total interest income
    7,245
    6,933
INTEREST EXPENSE:


  Deposits
    2,949
    2,800
  Other
      520
      390
    Total interest expense
    3,469
    3,190
  Net interest income
    3,776
    3,743
  Loan loss provision
      192
      187
  Net interest income after provision
    3,584
    3,556
OTHER INCOME:


  Service charges
    1,032
      649
  Loan service fee income
       66
       73
  Trust department income
       81
       90
  Investment securities gains (losses), net
       57
      (75)
  Gain on sale of mortgage loans
       81
       44
  Other
       38
       38
    Total other income
    1,355
      819
OTHER EXPENSES:


  Salaries and employee benefits
    1,499
    1,330
  Occupancy expenses
      451
      383
  Amortization of intangibles
      104
      108
  Advertising and marketing
      108
       91
  Taxes other than payroll, property and income
       87
       84
  Other
      631
      537
    Total other expenses
    2,880
    2,533
  Income before taxes
    2,059
    1,842
  Income taxes
      621
      530
Net income
    1,438
    1,312



Other Comprehensive Income, net of tax:


Change in Unrealized Gains on Securities
      (11)
       (3)



Comprehensive Income
 $  1,427
 $  1,309



Earnings per share


Basic
 $   0.51
 $   0.46
Diluted
     0.50
     0.45



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited) (thousands, except number of shares)








Accumulated





Other
Total

----Common Stock----
Retained
Comprehensive
Stockholders'

Shares
Amount
Earnings
Income
Equity






Balances, December 31, 2000
 2,808,067
 $   6,627
 $   29,241
 $        (8)
 $    35,860






Common stock issued
    11,400
        39
        -
         -
          39






Common stock purchased
   (25,797)
       (54)
       (501)
         -
        (555)






Net change in unrealized gain (loss)




 on securities available for sale,




 net of tax
       -
       -
        -
         638
         638






Net income
       -
       -
      2,719
         -
       2,719






Dividends declared - $.30 per share
       -
       -
       (839)
         -
        (839)






Balances, June 30, 2001
2,793,670
 $   6,612
 $   30,620
 $       630
 $    37,862



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)
 Six Months Ending

6/30/2001
6/30/2000
Cash Flows From Operating Activities
  Net Income
 $    2,719
 $    2,620
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation
        482
        395
  Amortization
        208
        216
  Investment securities amortization (accretion), net
        (14)
        (48)
  Provision for loan losses
        384
        375
  Investment securities gains (losses), net
        (75)
         76
  Originations of loans held for sale
    (12,226)
     (6,061)
  Proceeds from sale of loans
     11,178
      7,894
  Federal Home Loan Bank Stock Dividends
       (130)
        (58)
  Gain on sale of mortgage loans
       (156)
        (44)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net
        (10)
        -
  Changes in:


    Interest receivable
        389
       (431)
    Other assets
         98
       (202)
    Interest payable
     (1,126)
        262
    Other liabilities
       (336)
       (369)
      Net cash from operating activities
      1,385
      4,625
Cash Flows From Investing Activities
  Purchases of securities available for sale
    (28,513)
    (12,618)
  Proceeds from sales of securities available for sale
      6,239
     14,759
  Proceeds from principal payments, maturities and
   calls of securities available for sale
     21,539
      6,145
  Purchases of securities held to maturity
        -
       (632)
  Proceeds from maturities and calls of securities
   held to maturity
        -
        115
  Net change in loans
     (1,549)
    (22,444)
  Purchases of bank premises and equipment, net
     (1,407)
       (585)
    Net cash from investing activities
     (3,691)
    (15,260)
Cash Flows From Financing Activities:
  Net change in deposits
     (8,193)
      4,585
  Net change in securities sold under agreements to
   repurchase and other borrowings
     (4,566)
      1,158
  Advances from Federal Home Loan Bank
     15,000
      5,000
  Payments on Federal Home Loan Bank advances
       (127)
    (10,184)
  Proceeds from issuance of common stock
         39
        137
  Purchase of common stock
       (555)
       (114)
  Dividends paid
       (839)
       (733)
    Net cash from financing activities
        759
       (151)
Net change in cash and cash equivalents
     (1,547)
    (10,786)
Cash and cash equivalents at beginning of period
     15,345
     20,717
Cash and cash equivalents at end of period
 $   13,798
 $    9,931



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)
 Three Months Ending

6/30/2001
6/30/2000
Cash Flows From Operating Activities
  Net Income
 $    1,438
 $    1,312
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation
        240
        200
  Amortization
        104
        109
  Investment securities amortization (accretion), net
          4
        (27)
  Provision for loan losses
        192
        187
  Investment securities gains (losses), net
        (57)
         75
  Originations of loans held for sale
     (7,191)
     (3,127)
  Proceeds from sale of loans
      5,668
      4,993
  Federal Home Loan Bank Stock Dividends
        (66)
        -
  Gain on sale of mortgage loans
        (81)
        (44)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net
        (14)
        -
  Changes in:


    Interest receivable
         69
       (540)
    Other assets
       (113)
       (941)
    Interest payable
       (874)
        (46)
    Other liabilities
       (180)
        (11)
      Net cash from operating activities
       (861)
      2,140
Cash Flows From Investing Activities
  Purchases of securities available for sale
    (25,258)
     (6,280)
  Proceeds from sales of securities available for sale
      6,131
     12,759
  Proceeds from principal payments, maturities and
   calls of securities available for sale
     13,201
      1,206
  Purchases of securities held to maturity
        -
       (363)
  Net change in loans
     (3,141)
    (19,032)
  Purchases of bank premises and equipment, net
       (706)
       (505)
    Net cash from investing activities
     (9,773)
    (12,215)
Cash Flows From Financing Activities:
  Net change in deposits
     (4,958)
        336
  Net change in securities sold under agreements to
   repurchase and other borrowings
      1,092
      3,809
  Advances from Federal Home Loan Bank
     10,000
      5,000
  Payments on Federal Home Loan Bank advances
        (58)
        (76)
  Proceeds from issuance of common stock
          9
          7
  Purchase of common stock
       (271)
       (114)
  Dividends paid
       (418)
       (367)
    Net cash from financing activities
      5,396
      8,595
Net change in cash and cash equivalents
     (5,238)
     (1,480)
Cash and cash equivalents at beginning of period
     19,036
     11,411
Cash and cash equivalents at end of period
 $   13,798
 $    9,931




BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2001 and December 31, 2000, and for the six and three month periods ended June 30, 2001 and June 30, 2000 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.

2.	INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)



 Amortized
 Unrealized
 Unrealized
Fair

 Cost
 Gains
 Losses
Value
Available for Sale






June 30, 2001




U.S. Treasury
 $  10,569
 $      24
 $     -
 $  10,593
U.S. government agencies
    11,550
        91
        (4)
    11,637
States and political subdivisions
    17,333
       663
        (5)
    17,991
Mortgage-backed
    23,001
       191
       (88)
    23,104
Equity securities
     2,290
       277
      (178)
     2,389
Other
     4,148
       -
       (22)
     4,126
Total
    68,891
     1,246
      (297)
    69,840





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

Loans at period-end are as follows:
(in thousands)

6/30/2001
12/31/2000



Commercial
 $  18,587
 $  17,452
Real estate construction
    15,602
    15,270
Real estate mortgage
   162,034
   162,306
Agricultural
    53,365
    52,008
Consumer
    23,832
    25,241
Total
   273,420
   272,277




4.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.
Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

			Six Months Ended
			             June 30,
		           2001	        2000
									  (in thousands)

Basic Earnings Per Share
	Net Income							$2,719	$2,620
	Weighted average common shares outstanding		 2,800	 2,812
	Basic earnings per share					$ 0.97	$ 0.93

Diluted Earnings Per Share
	Net Income							$2,719	$2,620
	Weighted average common shares outstanding		 2,800	 2,812
	Add dilutive effects of assumed exercise
	 of stock options						    49	    63
	Weighted average common and dilutive
	 Potential common shares outstanding			 2,849	 2,875
	Diluted earnings per share				$ 0.95	$ 0.91


			Three Months Ended
			             June 30,
		           2001	        2000
									  (in thousands)

Basic Earnings Per Share
	Net Income							$1,438	$1,312
	Weighted average common shares outstanding		 2,796	 2,815
	Basic earnings per share					$ 0.51	$ 0.46

Diluted Earnings Per Share
	Net Income							$1,438	$1,312
	Weighted average common shares outstanding		 2,796	 2,815
	Add dilutive effects of assumed exercise
	 of stock options						    49	    62
	Weighted average common and dilutive
	 Potential common shares outstanding			 2,845	 2,877
	Diluted earnings per share				$ 0.50	$ 0.45



Stock options for 600 shares (for the period and quarter ended June 30, 2001) and 600 shares (for the period and quarter ended June 30,
2000) of common stock were not considered in computing earnings per share because they were antidilutive.

5.	Dividends per share paid for the quarter ended June 30, 2001 were
$0.15 compared to $0.13 for June 30, 2000. This is the same rate of dividend paid for the first quarters of the respective years.



6.	Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The Company did not have any mandatory forward sales contracts at June
30, 2001.

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

Summary

Bourbon Bancshares, Inc. recorded net income of $2.7 million, or $0.97 basic earnings per share and $0.95 diluted earnings per share for the first six months ended June 30, 2001 compared to $2.6 million, or $0.93 basic earnings per share and $0.91 diluted earnings per share for the six month period ending June 30, 2000. The first six months reflects an increase in net income of 4%. For the three month period ending June 30, 2001, net income was $1.4 million ($0.51 basic earnings per share and $0.50 diluted earnings per share) compared to $1.3 million ($0.46 basic earnings per share and $0.45 diluted earnings per share) for the same period in 2000. This was an increase in net income of 10%.

Return on average assets was 1.44% for the first six months ended June 30, 2001 compared to 1.51% for the same time period in 2000, a decrease of 5%. For the three month period ended June 30, 2001, the return on average assets was 1.51% compared to 1.50% for the same period in 2000. Return on average equity was 14.7% and 16.1% for the six months ended June 30, 2001 and 2000, respectively, a decrease of 9%. The return on equity was 15.4% and 15.8% for the three month period ended June 30, 2001 and June 30, 2000, respectively.

The softening loan demand and slight temporary tightening of our net interest margin due to the rapidly falling loan rates have contributed to smaller increases in net income.

Loans increased $1.1 million from $272.3 million on December 31, 2000 to $273.4 million on June 30, 2001. This increase was mainly attributable to an increase in commercial and agricultural loans, while being offset by a reduction in consumer loans.



Total deposits decreased from $300.8 million on December 31, 2000 to $292.6 million on June 30, 2001, a decrease of $8.2 million. The decrease is mainly attributable to non-interest bearing deposits decreasing $3.9 million and time deposits of $100,000 and over decreasing $3.1 million. The decline in total deposits was primarily from being less price competitive while loan demand was softer.

Net Interest Income

Net interest income was $7.0 million for the six months ending June 30, 2001 compared to $6.9 million for the six months ending June 30, 2000, resulting in an increase of $78 thousand or 1%. The interest spread was 4.04% for the first six months of 2001 compared to 4.38% for the same period in 2000, a decrease of 34 basis points. Typically, banks have experienced declining margins over the past two quarters as a result of the general decline in interest rates. The Federal Reserve has dropped the discount rate from 6% at December 31, 2000 to 3.25% at June 30, 2001. These decreases have had a short term effect on net interest income, particularly a decrease in loan interest income. However, as our interest rate shock simulation model that follows shows, changes in interest rates are expected to have a minor effect on net interest income, and therefore the decline in net interest margin is felt to be temporary.

For the first six months, the yield on assets decreased from 8.41% in 2000 to 8.32% in 2001. The cost of liabilities increased from 4.04% in 2000 to 4.29% in 2001, mainly a result of increasing rates and costs of time deposits in the first six months of 2000 and continuing throughout the entire year of 2001. Decreasing rates during the first six months of 2001 have caused the cost of liabilities to decline during 2001 and at a greater rate during the second quarter of 2001. Year to date average loans are up $16.0 million, or 6.4% from June 30, 2000 to June 30, 2001, resulting in an increase in loan interest income of $984 thousand for the first six months of 2001 compared to the first six months of 2000. Average deposits also increased from June 30, 2000 to June 30, 2001, up $11.5 million, or 4.0%. This increased volume has resulted in an increase in deposit interest expense of $711 thousand for the first six months of 2001 compared to the same period in 2000. The banking industry continues to battle competition for deposit dollars, and this trend is expected to continue.

Non-Interest Income

Non-interest income increased $0.8 million for the six month period ended June 30 from $1.9 million in 2000 to $2.7 million in 2001. An increase of $588 thousand in service charges from the first six months of 2000 to the comparable 2001 period is mainly attributable to an increase in checking service charges and overdraft charges of $561 thousand. Overdraft income increased principally due to the implementation of a new "Kentucky Courtesy" overdraft program and an increase in overdraft fees in the last quarter of 2000. "Kentucky Courtesy" is available to qualified customers, and is an overdraft protection service that pays checks up to the "Kentucky Courtesy" limit. Trust deparment income decreased in the first six months of 2001 compared to the same period in 2000, primarily due to the drop in market prices of assets held and higher than normal estate fees collected in 2000. Investment securities net gains were $151 thousand greater for the first six months of 2001 compared to the same period in 2000. Net gains from sale of securities were mainly attributable to municipal securities being called at premiums before their maturity, and the sale of U.S. Treasury Notes. U.S. Treasury Notes are sold before maturity when the total return (gain and net interest) can be improved.



The increase in gain on sale of mortgage loans of $112 thousand during the first six months of 2001 compared to the same 2000 period is attributable to a decrease in rates in 2001 as compared to 2000. The decrease in rates resulted in an increase in loan originations and refinances. Volume of loan sales are inverse to rate changes. Rates have fallen in the first six months of 2001 and as a result, we expect a favorable impact on our loan sales in 2001 compared to 2000. The increase in other income of $54 thousand in the first six months of 2001 as compared to the same time period in 2000 is primarily a result of an increase in debit card income of $38 thousand and an increase in brokerage fee income of $22 thousand. We continue to promote the use of electronic products and the use of our brokerage services to better serve our customers financial needs.

For the three month period ending June 30, 2001, total other income increased $546 thousand from the same period in 2000. This is principally due to the increase in service charges of $383 thousand (mainly due to the overdraft fees mentioned earlier) and an increase in investment securities net gains of $132 thousand for the three month period ended June 30, 2001 compared to the same period in 2000.

Non-Interest Expense

The increase of $652 thousand in non-interest expenses from $5.1 million for the six months ended June 30, 2000 to $5.7 million for the same period in 2001 was a result of several factors. Salaries and benefits increased $318 thousand for the first six months of 2001 compared to 2000, an increase of 12%. The increase is due to annual salary increases and increased staffing. Staffing has mainly been increased in branches to better serve our customers. Salaries, excluding bonuses and incentives, increased 10% from the first six months of 2000 to the first six months of 2001. Employee benefits increased $61 thousand and incentives increased $51 thousand during these comparable periods. For the three month period ending June 30, 2001 compared to the same period in 2000, salaries and benefits increased $169 thousand, or 13%. The explanations for these changes are consistent with the six months changes mentioned earlier.

Occupancy expense increased $128 thousand to $904 thousand for the first six months of 2001 compared to first six months of 2000. Depreciation increased $86 thousand during these comparable periods. The three month increase from 2000 to 2001 in occupany expenses was $68 thousand. Renovation of existing facilities and the purchase of hardware and software for recent technological advances have added to the depreciation expense. Currently, the construction a new full service facility in Cynthiana is under way and is expected to be complete toward the end of the third quarter of 2001. These increases are a result of the Company's continued emphasis on improving and maintaining its facilities, and to stay current with our technology.

Advertising and marketing costs increased $33 thousand to $215 thousand for the first six months of 2001 as compared to the same period in 2000. The three month increase from 2000 to 2001 was similar to the first three months increase. Continued efforts have been made by the Company to promote the name and the products of Kentucky Bank using various forms of promotional materials and selected types of media, including television.



Other expenses for the first six months of 2001 compared to 2000 increased $174 thousand to $1.2 million. Internet banking and debit card expenses increased $76 thousand and losses on checking account overdrafts increased $66 thousand from 2000 to 2001. Other expenses increased $94 thousand for the three month period ended June 30, 2001 compared to the same period ended June 30, 2000. Internet banking and debit card expenses mentioned earlier increased $33 thousand for the three month period ended June 30, 2001 from the same period ended June 30, 2000. Losses on checking account overdrafts increased $55 thousand for the three month period ended June 30, 2001 compared to the same period ended June 30, 2000, primarily attributable to the implementation of the new "Kentucky Courtesy" overdraft program. Outside of these changes, the other changes are primarily the result of the growth of the Bank and the general increase in the cost of doing business.

Income Taxes

The tax equivalent rate for the six months ended June 30 was 30% for 2001 and 28% for 2000. The tax equivalent rate for the three months ended June 30 was 30% for 2001 and 29% for 2000. The increase in the tax equivalent rate is mainly attributable to a tax benefit in 2000. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2001, 30,279 shares have been purchased.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $13.8 million as of June 30, 2001 compared to $15.3 million at December 31, 2000. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total investment securities available for sale totaled $69.8 million at June 30, 2001. The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits which is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.

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

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as FHLB advances may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of June 30, 2001, we have sufficient collateral to borrow an additional $14 million from the FHLB. In addition, as of June 30, 2001 over $53 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of June 30, 2001, the Company's non-performing assets totaled $1.1 million or 0.4% of loans compared to $1.8 million or 0.7% of loans at December 31, 2000. The decrease in accruing loans which are past due 90 days or more was due principally to one line of credit totaling $788 thousand in 2000, which was subsequently paid in full. (See table below) Real estate loans composed 74% and 96% of the non-performing loans as of June 30, 2001 and December 31, 2000, respectively. Forgone interest income on the non-accrual loans for both 2001 and 2000 is immaterial.

Nonperforming Assets



6/30/01
12/31/00

(in thousands)



Non-accrual Loans
 $        182
 $        307
Accruing Loans which are


  Contractually past due


  90 days or more
          872
        1,365
Restructured Loans
          -
          130
Total Nonperforming and Restructured
        1,054
        1,802
Other Real Estate
          173
          165
Total Nonperforming and Restructured


 Loans and Other Real Estate
 $      1,227
 $      1,967
Nonperforming and Restructured Loans


 as a Percentage of Loans
0.39%
0.66%
Nonperforming and Restructured Loans


 and Other Real Estate as a Percentage


 of Total Assets
0.33%
0.53%




Provision and Reserve for Possible Loan Losses

The first six months 2001 provision for loan losses of $384 thousand is higher than the comparable 2000 period by $9 thousand. Loan growth and an increase in charge-offs have required management to increase the provision in order to maintain a reserve for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Net charge-offs for the six month period ending June 30, 2001 were $406 thousand compared to $146 thousand for the same period in 2000. Net charge-offs for the three month period ending June 30, 2001 were $250 thousand compared to $122 thousand for the same period ending June 30, 2000. The increase is mainly attributable to several small consumer loans. Future levels of charge-offs will be determined by the economic environment surrounding individual loans. Management feels the current loan loss reserve is sufficient to meet expected loan losses.

Loan Losses



Six Months Ended June 30

(in thousands)

2001
2000
Balance at Beginning of Period
 $      3,388
 $      3,104
Amounts Charged-off:


  Commercial
           63
          -
  Real Estate Mortgage
           30
           24
  Agricultural
            8
            6
  Consumer
          349
          161
Total Charged-off Loans
          450
          191
Recoveries on Amounts


 Previously Charged-off:


  Commercial
            2
            3
  Real Estate Mortgage
            2
            1
  Agricultural
            1
            1
  Consumer
           39
           40
Total Recoveries
           44
           45
Net Charge-offs
          406
          146
Provision for Loan Losses
          384
          375
Balance at End of Period
        3,366
        3,333
Loans


  Average
      271,836
      243,846
  At June 30
      273,420
      260,874
As a Percentage of Average Loans:


  Net Charge-offs
0.15%
0.06%
  Provision for Loan Losses
0.14%
0.15%
Allowance as a Percentage of


 Period-end Loans
1.23%
1.28%
Allowance as a Multiple of


 Net Charge-offs
          8.3
         22.8
Allowance as a Percentage of


 Non-performing and Restructured Loans
         319%
         155%





Loan Losses



Quarter Ended June 30

(in thousands)

2001
2000
Balance at Beginning of Period
 $      3,424
 $      3,268
Amounts Charged-off:


  Commercial
           60
          -
  Real Estate Mortgage
           27
           24
  Agricultural
            8
            6
  Consumer
          181
          111
Total Charged-off Loans
          276
          141
Recoveries on Amounts


 Previously Charged-off:


  Commercial
            1
            2
  Real Estate Mortgage
            1
            1
  Agricultural
            1
            1
  Consumer
           23
           15
Total Recoveries
           26
           19
Net Charge-offs
          250
          122
Provision for Loan Losses
          192
          187
Balance at End of Period
        3,366
        3,333
Loans


  Average
      272,007
      249,048
  At June 30
      273,420
      260,874
As a Percentage of Average Loans:


  Net Charge-offs
0.09%
0.05%
  Provision for Loan Losses
0.07%
0.08%
Allowance as a Multiple of


 Net Charge-offs
         13.5
         27.3





Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The primary tool used by management is an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below within the Board of Directors specified limits. As of June 30, 2001 the projected percentage changes are within the Board approved limits and the Company's interest rate risk is also within Board approved limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2001 is as follows:

(in thousands)











PROJECTED NET INTEREST INCOME







   Level


Rate Change:
- 300
- 100
   Rates
+ 100
+ 300






Year One  (7/1/01 - 6/30/02)




   Interest Income
 $24,491
 $26,698
 $27,804
 $28,917
 $31,142
   Interest Expense
   9,691
  11,473
  12,525
  13,508
  15,464






       Net Interest Income
  14,800
  15,225
  15,279
  15,409
  15,678












PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"







Year One  (7/1/01 - 6/30/02)




   Interest Income
 $(3,313)
 $(1,106)
 N/A
 $ 1,113
 $ 3,338
   Interest Expense
  (2,834)
  (1,052)
 N/A
     984
   2,940






       Net Interest Income
    (479)
     (54)
 N/A
     129
     398












PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"






Year One  (7/1/01 - 6/30/02)




   Interest Income
-11.9%
-4.0%
N/A
4.0%
12.0%
   Interest Expense
-22.6%
-8.4%
N/A
7.9%
23.5%






       Net Interest Income
-3.1%
-0.4%
N/A
0.8%
2.6%






Board approved limit
>-10.0%
>-4.0%
N/A
>-4.0%
>-10.0%



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






Year One  (7/1/00 - 6/30/01)




   Interest Income
 $26,066
 $28,177
 $29,232
 $30,288
 $32,399
   Interest Expense
  11,416
  13,296
  14,237
  15,177
  17,057






       Net Interest Income
  14,650
  14,881
  14,995
  15,111
  15,342












PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"







Year One  (7/1/00 - 6/30/01)




   Interest Income
 $(3,166)
 $(1,055)
 N/A
 $ 1,055
 $ 3,167
   Interest Expense
  (2,820)
    (940)
 N/A
     940
   2,820






       Net Interest Income
    (346)
    (115)
 N/A
     115
     347












PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"






Year One  (7/1/00 - 6/30/01)




   Interest Income
-10.8%
-3.6%
N/A
3.6%
10.8%
   Interest Expense
-19.8%
-6.6%
N/A
6.6%
19.8%






       Net Interest Income
-2.3%
-0.8%
N/A
0.8%
2.3%






Board approved limit
>-10.0%
>-4.0%
N/A
>-4.0%
>-10.0%

These projected changes in net interest income as of June 30, 2001 are comparable to the projected changes in net interest income as of June 30, 2000. In 2001, year one reflected a decline in net interest income of 3.1% with a 300 basis point decline compared to the 2.3% decline in 2000. The 300 basis point increase in rates reflected a 2.6% increase in net interest income in 2001 compared to 2.3% in 2000. Percentage changes in 2001 are greater when compared to 2000. Therefore, changes in interest rates should have a larger effect on net interest income.



Part II - Other Information

Item 1.     Legal Proceedings

	The Company is not a party to any material legal proceedings.

Item 2.     Changes in Securities

	None

Item 3.     Defaults upon Senior Securities

	None

Item 4.     Submission of Matters to a Vote of Security Holders

	The registrant's 2001 Annual Meeting of Shareholders was held May 2, 2001. Proxies were solicited by the registrant's board of directors. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:


Votes For
Votes Withheld
William M. Arvin
2,157,362
470
James L. Ferrell
2,157,362
470




	The following directors have a term of office that will continue following the Annual Meeting: Henry Hinkle, Theodore Kuster, Robert G. Thompson, William R. Stamler and Buckner Woodford.

	A proposal to approve the appointment of the firm of Crowe, Chizek and Company LLP as the independent accountants for the Corporation to audit the Corporation's financial statements for its year ending December 31, 2001 was approved by a majority of the outstanding shares of the registrant's common stock. A total of 2,137,644 shares were voted in favor of the proposal; and 19,400 shares were voted against.

	The total number of Common Shares outstanding as of March 15, 2001, the record date for the Annual Meeting of Shareholders was 2,803,317.

Item 5.     Other Information

	None

Item 6.     Exhibits and Reports on Form 8-K

1.	Exhibits as required by Item 601 of Regulation S-K.

3.1	Bylaws of the Registrant dated March 9, 1993, as
amended March 13, 2001
11	Earnings Per Share Calculation

2.	No reports on Form 8-K have been filed during the quarter
for which this report is filed.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

					Bourbon Bancshares, Inc.

Date  ___8/13/01_________	__/s/Buckner Woodford____________
					Buckner Woodford, President and C.E.O.

Date  ___8/13/01_________	__/s/Gregory J. Dawson___________
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

ARTICLE III
Directors

3.1	General Powers.  The business affairs of the Corporation
shall be managed by its Board of Directors.

3.2	Number, Tenure and Qualifications.  The number of directors
of the Corporation shall be not less than five (5) and no more than fifteen (15), and within this range shall be fixed by resolution adopted by a majority of the Board of Directors from time to time. Each director shall hold office for the term for which he was elected and until his successor shall be elected and qualified, whichever period is longer, or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.


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


The above By-Laws of the Corporation
were adopted by the Corporation's
Board of Directors at a meeting held
on March 9, 1993, as amended by the
Corporations's Board of Directors at
a meeting held March 13, 2001.

	___/s/William C. Reynolds, Jr.______
William C. Reynolds, Jr., Secretary








Exhibit 11

Earnings Per Share

See Note 4 in Notes to Consolidated Financial Statements for computation of per share earnings.


12