Form 10-Q
period 2001-09-30
BOURBON BANCSHARES INC /KY/
filed 2001-11-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Number of shares of Common Stock outstanding as of October 31, 2001:
2,769,304.


BOURBON BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

		Consolidated Balance Sheets					  3

		Consolidated Statements of Income and
 Comprehensive Income						  4

		Consolidated Statements of Changes in
		 Stockholders' Equity						  6

		Consolidated Statements of Cash Flows			  7

		Notes to Consolidated Financial Statements		  9

Item 2.     Management's Discussion and Analysis of Financial
		Condition and Results of Operations				 12

Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk								 19

Part II - Other Information							 21

Signatures										 22

Exhibits
11	Earnings Per Share Calculation				 23




Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)


(thousands)
9/30/2001
12/31/2000
Assets


  Cash and due from banks
 $ 10,075
 $ 11,596
  Federal funds sold
    6,266
    3,749
    Cash and cash equivalents
   16,341
   15,345
  Investment securities:


    Available for sale
   68,491
   52,823
    Held to maturity
      -
   15,231
  Mortgage loans held for sale
    1,089
      868
  Loans
  273,106
  272,277
  Allowance for loan losses
   (3,325)
   (3,388)
    Net loans
  269,781
  268,889
  Federal Home Loan Bank stock
    3,794
    3,598
  Bank premises and equipment, net
    9,398
    8,299
  Interest receivable
    4,337
    4,262
  Intangible assets
    1,477
    1,744
  Other assets
      676
      788
    Total assets
 $375,384
 $371,847



Liabilities and Stockholders' Equity


  Deposits


    Non-interest bearing
 $ 45,262
 $ 48,439
    Time deposits, $100,000 and over
   40,486
   40,306
    Other interest bearing
  207,014
  212,071
      Total deposits
  292,762
  300,816
  Securities sold under agreements to repurchase
    1,553
    8,189



  Other borrowed funds
    1,763
    1,257
  Federal Home Loan Bank advances
   36,458
   21,644
  Interest payable
    2,601
    3,427
  Other liabilities
    1,117
      654
    Total liabilities
  336,254
  335,987



  Stockholders' equity


  Common stock
    6,609
    6,627
  Retained earnings
   31,339
   29,241
  Accumulated other comprehensive income
    1,182
       (8)
    Total stockholders' equity
   39,130
   35,860
    Total liabilities & stockholders' equity
 $375,384
 $371,847



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (unaudited) (thousands, except per share amounts)
 Nine Months Ending

9/30/2001
9/30/2000
INTEREST INCOME:


  Loans, including fees
 $ 18,091
 $ 17,391
  Investment securities
    2,835
    2,945
  Other
      526
      360
    Total interest income
   21,452
   20,696
INTEREST EXPENSE:


  Deposits
    8,861
    8,520
  Other
    1,545
    1,276
    Total interest expense
   10,406
    9,796
  Net interest income
   11,046
   10,900
  Loan loss provision
      576
      563
  Net interest income after provision
   10,470
   10,337
OTHER INCOME:


  Service charges
    2,784
    1,897
  Loan service fee income
      197
      217
  Trust department income
      263
      326
  Investment securities gains (losses), net
       78
      (85)
  Gain on sale of mortgage loans
      224
       74
  Other
      433
      293
    Total other income
    3,979
    2,722
OTHER EXPENSES:


  Salaries and employee benefits
    4,511
    4,017
  Occupancy expenses
    1,366
    1,170
  Amortization of intangibles
      313
      325
  Advertising and marketing
      322
      272
  Taxes other than payroll, property and income
      266
      252
  Other
    1,838
    1,562
    Total other expenses
    8,616
    7,598
  Income before taxes
    5,833
    5,461
  Income taxes
    1,754
    1,544
Net income
 $  4,079
 $  3,917



Other Comprehensive Income, net of tax:


Change in Unrealized Gains on Securities
    1,190
      296



Comprehensive Income
 $  5,269
 $  4,213



Earnings per share


Basic
 $   1.46
 $   1.39
Diluted
     1.43
     1.36



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (unaudited) (thousands, except per share amounts)
 Three Months Ending

9/30/2001
9/30/2000
INTEREST INCOME:


  Loans, including fees
 $  5,910
 $  6,194
  Investment securities
      896
      900
  Other
      305
      256
    Total interest income
    7,111
    7,350
INTEREST EXPENSE:


  Deposits
    2,724
    3,094
  Other
      551
      488
    Total interest expense
    3,275
    3,582
  Net interest income
    3,836
    3,768
  Loan loss provision
      192
      188
  Net interest income after provision
    3,644
    3,580
OTHER INCOME:


  Service charges
      932
      633
  Loan service fee income
       63
       71
  Trust department income
       81
       77
  Investment securities gains (losses), net
        3
       (9)
  Gain on sale of mortgage loans
       68
       30
  Other
       82
       (5)
    Total other income
    1,229
      797
OTHER EXPENSES:


  Salaries and employee benefits
    1,538
    1,362
  Occupancy expenses
      462
      394
  Amortization of intangibles
      105
      109
  Advertising and marketing
      107
       90
  Taxes other than payroll, property and income
       91
       84
  Other
      607
      505
    Total other expenses
    2,910
    2,544
  Income before taxes
    1,963
    1,833
  Income taxes
      603
      536
Net income
    1,360
    1,297



Other Comprehensive Income, net of tax:


Change in Unrealized Gains on Securities
      552
      323



Comprehensive Income
 $  1,912
 $  1,620



Earnings per share


Basic
 $   0.49
 $   0.46
Diluted
     0.48
     0.45



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)


(thousands, except number of shares)









Accumulated





Other
Total

----Common Stock----
Retained
Comprehensive
Stockholders'

Shares
Amount
Earnings
Income
Equity
Balances, December 31, 2000
 2,808,067
 $   6,627
 $   29,241
 $        (8)
 $    35,860






Common stock issued
    19,910
        60
        -
         -
          60






Common stock purchased
   (38,809)
       (78)
       (723)
         -
        (801)






Net change in unrealized gain (loss)





 on securities available for sale,





 net of tax
       -
       -
        -
       1,190
       1,190






Net income
       -
       -
      4,079
         -
       4,079






Dividends declared - $0.45 per share
       -
       -
     (1,258)
         -
      (1,258)






Balances, September 30, 2001
2,789,168
 $   6,609
 $   31,339
 $     1,182
 $    39,130



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)


(thousands)
 Nine Months Ending

9/30/2001
9/30/2000
Cash Flows From Operating Activities


  Net Income
 $    4,079
 $    3,917
  Adjustments to reconcile net income to


   net cash provided by operating activities:


  Depreciation
        721
        605
  Amortization
        313
        325
  Investment securities amortization (accretion), net
         72
        (47)
  Provision for loan losses
        576
        563



  Investment securities gains (losses), net
        (78)
         85
  Originations of loans held for sale
    (17,024)
     (9,385)
  Proceeds from sale of loans
     17,027
     11,441
  Federal Home Loan Bank Stock Dividends
       (196)
        (58)



  Gain on sale of mortgage loans
       (224)
        (74)
  Losses (gains), including write-downs, on real


   estate acquired through foreclosure, net
        (21)
          5
  Changes in:


    Interest receivable
        (75)
       (885)



    Other assets
        164
       (170)
    Interest payable
       (826)
      1,115



    Other liabilities
       (229)
       (124)
      Net cash from operating activities
      4,279
      7,313
Cash Flows From Investing Activities


  Purchases of securities available for sale
    (35,340)
    (12,793)
  Proceeds from sales of securities available for sale
      6,239
     14,759
  Proceeds from principal payments, maturities and


   calls of securities available for sale
     30,475
     10,031
  Purchases of securities held to maturity
        -
       (632)
  Proceeds from maturities and calls of securities


   held to maturity
        -
        435
  Net change in loans
     (1,468)
    (27,261)
  Purchases of bank premises and equipment, net
     (1,820)
     (1,090)





    Net cash from investing activities
     (1,914)
    (16,551)
Cash Flows From Financing Activities:


  Net change in deposits
     (8,054)
      8,457
  Net change in securities sold under agreements to


   repurchase and other borrowings
     (6,130)
       (128)
  Advances from Federal Home Loan Bank
     15,000
      6,317
  Payments on Federal Home Loan Bank advances
       (186)
    (10,261)









  Proceeds from issuance of common stock
         60
        141
  Purchase of common stock
       (801)
       (195)
  Dividends paid
     (1,258)
     (1,098)
    Net cash from financing activities
     (1,369)
      3,233
Net change in cash and cash equivalents
        996
     (6,005)
Cash and cash equivalents at beginning of period
     15,345
     20,717
Cash and cash equivalents at end of period
 $   16,341
 $   14,712



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)


(thousands)
 Three Months Ending

9/30/2001
9/30/2000
Cash Flows From Operating Activities


  Net Income
 $    1,360
 $    1,297
  Adjustments to reconcile net income to


   net cash provided by operating activities:


  Depreciation
        239
        210
  Amortization
        105
        109
  Investment securities amortization (accretion), net
         86
          1
  Provision for loan losses
        192
        188



  Investment securities gains (losses), net
         (3)
          9
  Originations of loans held for sale
     (4,798)
     (3,324)
  Proceeds from sale of loans
      5,849
      3,547
  Federal Home Loan Bank Stock Dividends
        (66)
        -



  Gain on sale of mortgage loans
        (68)
        (30)
  Losses (gains), including write-downs, on real


   estate acquired through foreclosure, net
        (11)
          5
  Changes in:


    Interest receivable
       (464)
       (454)



    Other assets
         67
         32
    Interest payable
        300
        853



    Other liabilities
        106
        245
      Net cash from operating activities
      2,894
      2,688
Cash Flows From Investing Activities


  Purchases of securities available for sale
     (6,827)
       (175)



  Proceeds from principal payments, maturities and


   calls of securities available for sale
      8,936
      3,886



  Proceeds from maturities and calls of securities


   held to maturity
        -
        320
  Net change in loans
         81
     (4,817)
  Purchases of bank premises and equipment, net
       (413)
       (505)






    Net cash from investing activities
      1,777
     (1,291)
Cash Flows From Financing Activities:


  Net change in deposits
        139
      3,872
  Net change in securities sold under agreements to


   repurchase and other borrowings
     (1,564)
     (1,286)
  Advances from Federal Home Loan Bank
        -
      1,317
  Payments on Federal Home Loan Bank advances
        (59)
        (77)









  Proceeds from issuance of common stock
         21
          4
  Purchase of common stock
       (246)
        (81)
  Dividends paid
       (419)
       (365)
    Net cash from financing activities
     (2,128)
      3,384
Net change in cash and cash equivalents
      2,543
      4,781
Cash and cash equivalents at beginning of period
     13,798
      9,931
Cash and cash equivalents at end of period
 $   16,341
 $   14,712




BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2001 and December 31, 2000, and for the nine and three month periods ended September 30, 2001 and September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.

2.	INVESTMENT SECURITIES

Period-end securities are as follows:



(in thousands)





 Amortized
 Unrealized
 Unrealized
Fair

 Cost
 Gains
 Losses
Value
Available for Sale









September 30, 2001




U.S. Treasury
 $  10,493
 $     247
 $     -
 $  10,740
U.S. government agencies
     9,506
       170
       (22)
     9,654
States and political subdivisions
    18,117
       850
       (13)
    18,954
Mortgage-backed
    23,093
       560
       (55)
    23,598
Equity securities
     2,441
       202
      (186)
     2,457
Other
     3,050
        38
       -
     3,088
Total
    66,700
     2,067
      (276)
    68,491





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

Loans at period-end are as follows:


(in thousands)



9/30/2001
12/31/2000



Commercial
 $  18,422
 $  17,452
Real estate construction
    14,317
    15,270
Real estate mortgage
   163,569
   162,306
Agricultural
    53,753
    52,008
Consumer
    23,045
    25,241
Total
   273,106
   272,277


4.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.
Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

			Nine Months Ended
			           September 30,
		           2001	        2000
									  (in thousands)

Basic Earnings Per Share
	Net Income							$4,079	$3,917
	Weighted average common shares outstanding		 2,797	 2,812
	Basic earnings per share					$ 1.46	$ 1.39

Diluted Earnings Per Share
	Net Income							$4,079	$3,917
	Weighted average common shares outstanding		 2,797	 2,812
	Add dilutive effects of assumed exercise
	 of stock options						    48	    58
	Weighted average common and dilutive
	 Potential common shares outstanding			 2,845	 2,870
	Diluted earnings per share				$ 1.43	$ 1.36


			Three Months Ended
			           September 30,
		           2001	        2000
									  (in thousands)

Basic Earnings Per Share
	Net Income							$1,360	$1,297
	Weighted average common shares outstanding		 2,791	 2,812
	Basic earnings per share					$ 0.49	$ 0.46

Diluted Earnings Per Share
	Net Income							$1,360	$1,297
	Weighted average common shares outstanding		 2,791	 2,812
	Add dilutive effects of assumed exercise
	 of stock options						    49	    49
	Weighted average common and dilutive
	 Potential common shares outstanding			 2,840	 2,861
	Diluted earnings per share				$ 0.48	$ 0.45



Stock options for 550 shares (for the period and quarter ended
September 30, 2001) and 600 shares (for the period and quarter ended September 30, 2000) of common stock were not considered in computing earnings per share because they were antidilutive.

5.	Dividends per share paid for the quarter ended September 30, 2001 were $0.15 compared to $0.13 for September 30, 2000. This is the same rate of dividend paid for the first and second quarters of the respective years.



6.	Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The Company did not have any mandatory forward sales contracts at September 30, 2001.

As allowed in conjunction with the adoption of this standard, the Company transferred its entire securities held to maturity portfolio to available for sale. As a result of this transfer and the corresponding adjustment to fair value, on January 1, 2001 securities increased $407,000, other assets decreased $138,000, and accumulated other comprehensive income increased $269,000.

The Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles" in June 2001. As a result and effective immediately, the purchase method is the only allowable method for accounting for prospective business combinations. Effective January 1, 2002 for the Company, acquisition intangibles must be separated into goodwill and identifiable intangibles. Identifiable intangibles will continue to be amortized while amortization of goodwill will cease. Annual impairment testing will be required for goodwill with impairment charges to be recorded if the carrying amount is in excess of its fair value. The Company's acquisition intangibles as currently reported include both core deposit and goodwill, the amounts of which and therefore the financial statement impact, have not yet been determined.





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

Summary

Bourbon Bancshares, Inc. recorded net income of $4.1 million, or $1.46 basic earnings per share and $1.43 diluted earnings per share for the first nine months ended September 30, 2001 compared to $3.9 million, or $1.39 basic earnings per share and $1.36 diluted earnings per share for the nine month period ending September 30, 2000. The first nine months reflects an increase in net income of 4.1%. For the three month period ending September 30, 2001, net income was $1.4 million ($0.49 basic earnings per share and $0.48 diluted earnings per share) compared to $1.3 million ($0.46 basic earnings per share and $0.45 diluted earnings per share) for the same period in 2000. This was an increase in net income of 4.8%.

Return on average assets was 1.43% for the first nine months ended September 30, 2001 compared to 1.49% for the same time period in 2000, a decrease of 4%. For the three month period ended September 30, 2001, the return on average assets was 1.42% compared to 1.45% for the same period in 2000. Return on average equity was 14.5% and 15.8% for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 8%. The return on equity was 14.2% and 15.2% for the three month period ended September 30, 2001 and September 30, 2000, respectively.

Loans increased $829 thousand from $272.3 million on December 31, 2000 to $273.1 million on September 30, 2001. This small increase was mainly attributable to an increase in commercial, real estate mortgage and agricultural loans, while being offset by a reduction in real estate construction and consumer loans. The softening loan demand and slight temporary tightening of our net interest margin due to the rapidly falling loan rates have contributed to smaller increases in net income.



Total deposits decreased from $300.8 million on December 31, 2000 to $292.8 million on September 30, 2001, a decrease of $8.0 million. The decrease is mainly attributable to non-interest bearing deposits decreasing $3.2 million and other interest bearing deposits decreasing $5.1 million. The decline in total deposits is primarily attributable to our decision to be less aggressive in our deposit gathering activities in light of a softening loan demand.

Net Interest Income

Net interest income was $11.0 million for the nine months ending September 30, 2001 compared to $10.9 million for the nine months ending September 30, 2000, resulting in an increase of $146 thousand or 1%.
The interest spread was 3.92% for the first nine months of 2001 compared to 4.24% for the same period in 2000, a decrease of 32 basis points. Typically, banks have experienced declining margins over the past three quarters as a result of the general decline in interest rates. The Federal Reserve has dropped the discount rate from 6% at December 31, 2000 to 2.50% at September 30, 2001. These decreases have had a short term effect on net interest income, particularly a decrease in loan interest income. However, as our interest rate shock simulation model that follows shows, changes in interest rates are expected to have a minor effect on net interest income, and therefore the decline in net interest margin is felt to be temporary.

For the first nine months, the yield on assets decreased from 8.43% in 2000 to 8.07% in 2001. The cost of liabilities decreased from 4.19% in 2000 to 4.16% in 2001. Decreasing rates during the first nine months of 2001 have caused the yield on assets and the cost of liabilities to decline during 2001. Year to date average loans are up $21.4 million, or 8.5% from September 30, 2000 to September 30, 2001, resulting in an increase in loan interest income of $700 thousand for the first nine months of 2001 compared to the first nine months of 2000. Year to date average deposits also increased from September 30, 2000 to September 30, 2001, up $14.8 million, or 5.2%. This increased volume has resulted in an increase in deposit interest expense of $341 thousand for the first nine months of 2001 compared to the same period in 2000. The banking industry continues to battle competition for deposit dollars, and this trend is expected to continue.

Non-Interest Income

Non-interest income increased $1.3 million for the nine month period ended September 30 from $2.7 million in 2000 to $4.0 million in 2001.
An increase of $887 thousand in service charges from the first nine months of 2000 to the comparable 2001 period is mainly attributable to an increase in checking service charges and overdraft charges of $842 thousand. Overdraft income increased principally due to the implementation of a new "Kentucky Courtesy" overdraft program and an increase in overdraft fees in the last quarter of 2000. "Kentucky Courtesy" is available to qualified customers, and is an overdraft protection service that pays checks up to the "Kentucky Courtesy" limit. Trust deparment income decreased in the first nine months of 2001 compared to the same period in 2000, primarily due to the drop in market prices of assets held and higher than normal estate fees collected in 2000. Investment securities net gains were $163 thousand greater for the first nine months of 2001 compared to the same period in 2000. Net gains from sale of securities were mainly attributable to municipal securities being called at premiums before their maturity, and the sale of U.S. Treasury Notes. U.S. Treasury Notes are sold before maturity when the total return (gain and net interest) can be improved.



The increase in gain on sale of mortgage loans of $150 thousand during the first nine months of 2001 compared to the same 2000 period is attributable to a decrease in rates in 2001 as compared to 2000. The decrease in rates resulted in an increase in loan originations and refinances. Volume of loan sales are inverse to rate changes. Rates have fallen in the first nine months of 2001 and as a result, we expect a favorable impact on our loan sales in 2001 compared to 2000. The increase in other income of $140 thousand in the first nine months of 2001 as compared to the same time period in 2000 is primarily a result of an increase in debit card income of $57 thousand and an increase in brokerage fee income of $60 thousand. We continue to promote the use of electronic products and the use of our brokerage services to better serve our customers financial needs.

For the three month period ending September 30, 2001, total other income increased $432 thousand from the same period in 2000. This is principally due to the increase in service charges of $299 thousand, mainly due to the overdraft fees mentioned earlier.

Non-Interest Expense

The increase of $1.0 million in non-interest expenses from $7.6 million for the nine months ended September 30, 2000 to $8.6 million for the same period in 2001 was a result of several factors. Salaries and benefits increased $494 thousand for the first nine months of 2001 compared to 2000, an increase of 12%. The increase is due to annual salary increases and increased staffing. Staffing has mainly been increased in branches to better serve our customers. Salaries, excluding bonuses and incentives, increased 10% from the first nine months of 2000 to the first nine months of 2001. Employee benefits increased $86 thousand and incentives increased $101 thousand during these comparable periods. For the three month period ending September 30, 2001 compared to the same period in 2000, salaries and benefits increased $176 thousand, or 13%. The explanations for these changes are consistent with the nine months changes mentioned earlier.

Occupancy expense increased $196 thousand to $1.4 million for the first nine months of 2001 compared to first nine months of 2000. Depreciation increased $116 thousand during these comparable periods. The three month increase from 2000 to 2001 in occupany expenses was $68 thousand. Renovation of existing facilities and the purchase of hardware and software for recent technological advances have added to the depreciation expense. The construction of a new full service facility in Cynthiana was completed and opened for business on October 1, 2001. These increases are a result of the Company's continued emphasis on improving and maintaining its facilities, and to stay current with our technology.

Advertising and marketing costs increased $50 thousand to $322 thousand for the first nine months of 2001 as compared to the same period in 2000. The three month increase from 2000 to 2001 was similar to the first and second quarters' increase. Continued efforts have been made by the Company to promote the name and the products of Kentucky Bank using various forms of promotional materials and selected types of media, including television.



Other expenses for the first nine months of 2001 compared to 2000 increased $276 thousand to $1.8 million. Internet banking and debit card expenses increased $112 thousand and losses on checking account overdrafts increased $92 thousand from 2000 to 2001. Other expenses increased $102 thousand for the three month period ended September 30, 2001 compared to the same period ended September 30, 2000. Internet banking and debit card expenses mentioned earlier increased $36 thousand for the three month period ended September 30, 2001 from the same period ended September 30, 2000. Losses on checking account overdrafts increased $26 thousand for the three month period ended September 30, 2001 compared to the same period ended September 30, 2000, primarily attributable to the implementation of the new "Kentucky Courtesy" overdraft program. Outside of these changes, the other changes are primarily the result of the growth of the Bank and the general increase in the cost of doing business.

Income Taxes

The tax equivalent rate for the nine months ended September 30 was 30% for 2001 and 28% for 2000. The tax equivalent rate for the three months ended September 30 was 31% for 2001 and 29% for 2000. The increase in the tax equivalent rate is mainly attributable to a tax benefit in 2000. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2001, 40,123 shares have been purchased.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $16.3 million as of September 30, 2001 compared to $15.3 million at December 31, 2000. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total investment securities available for sale totaled $68.5 million at September 30, 2001. The available for sale securities are available to meet liquidity needs on a continuing basis.

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

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as FHLB advances may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of September 30, 2001, we have sufficient collateral to borrow an additional $23 million from the FHLB. In addition, as of September 30, 2001 over $54 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of September 30, 2001, the Company's non-performing assets totaled $2.0 million or 0.7% of loans compared to $1.8 million or 0.7% of loans at December 31, 2000. (See table below) Real estate loans composed 73% and 96% of the non-performing loans as of September 30, 2001 and December 31, 2000, respectively. Forgone interest income on the non-accrual loans for both 2001 and 2000 is immaterial.

Nonperforming Assets



9/30/01
12/31/00

(in thousands)



Non-accrual Loans
 $        392
 $        307
Accruing Loans which are


  Contractually past due


  90 days or more
        1,641
        1,365
Restructured Loans
          -
          130
Total Nonperforming and Restructured
        2,033
        1,802
Other Real Estate
          137
          165
Total Nonperforming and Restructured


 Loans and Other Real Estate
 $      2,170
 $      1,967
Nonperforming and Restructured Loans


 as a Percentage of Loans
0.74%
0.66%
Nonperforming and Restructured Loans


 and Other Real Estate as a Percentage


 of Total Assets
0.58%
0.53%




Provision and Reserve for Possible Loan Losses

The first nine months 2001 provision for loan losses of $576 thousand is higher than the comparable 2000 period by $13 thousand. Loan growth and an increase in charge-offs have required management to increase the provision in order to maintain a reserve for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Net charge-offs for the nine month period ending September 30, 2001 were $639 thousand compared to $246 thousand for the same period in 2000. Net charge-offs for the three month period ending September 30, 2001 were $233 thousand compared to $100 thousand for the same period ending September 30, 2000. The increase is mainly attributable to several small consumer loans. Future levels of charge-offs will be determined by the economic environment surrounding individual loans. Management feels the current loan loss reserve is sufficient to meet expected loan losses.

Loan Losses



Nine Months Ended September 30

(in thousands)

2001
2000
Balance at Beginning of Period
 $      3,388
 $      3,103
Amounts Charged-off:


  Commercial
          108
           10



  Real Estate Mortgage
           58
           45
  Agricultural
            8
           29
  Consumer
          530
          246
Total Charged-off Loans
          704
          330
Recoveries on Amounts


 Previously Charged-off:


  Commercial
            3
           12



  Real Estate Mortgage
            2
            7
  Agricultural
            1
            6
  Consumer
           59
           59
Total Recoveries
           65
           84
Net Charge-offs
          639
          246
Provision for Loan Losses
          576
          563
Balance at End of Period
        3,325
        3,420
Loans


  Average
      273,273
      250,949
  At September 30
      273,106
      265,623
As a Percentage of Average Loans:


  Net Charge-offs
0.23%
0.10%
  Provision for Loan Losses
0.21%
0.22%
Allowance as a Percentage of


 Period-end Loans
1.22%
1.29%
Allowance as a Multiple of


 Net Charge-offs
          5.2
         13.8
Allowance as a Percentage of


 Non-performing and Restructured Loans
164%
146%




Loan Losses



Quarter Ended September 30

(in thousands)

2001
2000
Balance at Beginning of Period
 $      3,366
 $      3,333
Amounts Charged-off:


  Commercial
           45
           10



  Real Estate Mortgage
           28
           21
  Agricultural
          -
           23
  Consumer
          181
           86
Total Charged-off Loans
          254
          140
Recoveries on Amounts


 Previously Charged-off:


  Commercial
            1
            9



  Real Estate Mortgage
          -
            6
  Agricultural
          -
            5
  Consumer
           20
           19
Total Recoveries
           21
           39
Net Charge-offs
          233
          101
Provision for Loan Losses
          192
          188
Balance at End of Period
        3,325
        3,420
Loans


  Average
      276,147
      265,155
  At September 30
      273,106
      265,623
As a Percentage of Average Loans:


  Net Charge-offs
0.08%
0.04%
  Provision for Loan Losses
0.07%
0.07%
Allowance as a Multiple of


 Net Charge-offs
         14.3
         34.2





Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The primary tool used by management is an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates outlined below are within the Board of Directors specified limits. As of September 30, 2001 the projected percentage changes are within the Board approved limits and the Company's interest rate risk is also within Board approved limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2001 is as follows:

(in thousands)











PROJECTED NET INTEREST INCOME







   Level


Rate Change:
- 300
- 100
   Rates
+ 100
+ 300
Year One  (10/1/01 - 9/30/02)




   Interest Income
 $23,389
 $25,536
 $26,674
 $27,816
 $30,099
   Interest Expense
   8,410
  10,474
  11,521
  12,569
  14,663






       Net Interest Income
  14,979
  15,062
  15,153
  15,247
  15,436












PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"







Year One  (10/1/01 - 9/30/02)




   Interest Income
 $(3,285)
 $(1,138)
 N/A
 $ 1,142
 $ 3,425
   Interest Expense
  (3,111)
  (1,047)
 N/A
   1,048
   3,142






       Net Interest Income
    (174)
     (91)
 N/A
      94
     283












PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"






Year One  (10/1/01 - 9/30/02)




   Interest Income
-12.3%
-4.3%
N/A
4.3%
12.8%
   Interest Expense
-27.0%
-9.1%
N/A
9.1%
27.3%






       Net Interest Income
-1.2%
-0.6%
N/A
0.6%
1.9%






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


Rate Change:
- 300
- 100
   Rates
+ 100
+ 300
Year One  (10/1/00 - 9/30/01)




   Interest Income
 $26,333
 $28,603
 $29,737
 $30,872
 $33,142
   Interest Expense
  11,571
  13,786
  14,893
  16,000
  18,214






       Net Interest Income
  14,762
  14,817
  14,844
  14,872
  14,928












PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"







Year One  (10/1/00 - 9/30/01)




   Interest Income
 $(3,404)
 $(1,135)
 N/A
 $ 1,135
 $ 3,404
   Interest Expense
  (3,321)
  (1,107)
 N/A
   1,107
   3,321






       Net Interest Income
     (83)
     (28)
 N/A
      28
      83












PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"






Year One  (10/1/00 - 9/30/01)




   Interest Income
-11.4%
-3.8%
N/A
3.8%
11.4%
   Interest Expense
-22.3%
-7.4%
N/A
7.4%
22.3%






       Net Interest Income
-0.6%
-0.2%
N/A
0.2%
0.6%






Board approved limit
>-10.0%
>-4.0%
N/A
>-4.0%
>-10.0%


These projected changes in net interest income as of September 30, 2001 are comparable to the projected changes in net interest income as of September 30, 2000. In 2001, year one reflected a decline in net interest income of 1.2% with a 300 basis point decline compared to the 0.6% decline in 2000. The 300 basis point increase in rates reflected a 1.9% increase in net interest income in 2001 compared to 0.6% in 2000. Percentage changes in 2001 are greater when compared to 2000.
Therefore, changes in interest rates should have a larger effect on net interest income.



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

					Bourbon Bancshares, Inc.

Date  __11/13/01_________	__/s/Buckner Woodford____________
					Buckner Woodford, President and C.E.O.

Date  __11/13/01_________	__/s/Gregory J. Dawson___________
					Gregory J. Dawson, Chief Financial Officer




Exhibit 11

Earnings Per Share

See Note 4 in Notes to Consolidated Financial Statements for computation of per share earnings.


20