Form 10-K
period 2001-12-31
BOURBON BANCSHARES INC /KY/
filed 2002-03-29
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Aggregate market value of voting stock held by non-affiliates as of
February 28, 2002 was approximately $61.2 million. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of February 28, 2002:
2,766,897.



PART I

Item 1.  Business

General

Bourbon Bancshares, Inc. ("Company" or "Bourbon") is a Kentucky corporation organized in 1981 and a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA") and the Home Owners Loan Act of 1933, as amended ("HOLA").

The Company conducts business through one banking subsidiary, Kentucky
Bank. Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky. Kentucky Bank has its main office in Paris
(Bourbon County), Kentucky, additional offices in Paris, North Middletown (Bourbon County), Winchester (Clark County), Georgetown (Scott County), Versailles (Woodford County), Nicholasville (Jessamine
County), Wilmore (Jessamine County), Kentucky and Cynthiana
(Harrison
County), Kentucky. The deposits of Kentucky Bank are insured up to prescribed limits by the Bank Insurance Fund ("BIF") and the Savings
Association Insurance Fund ("SAIF"), both of the Federal Deposit Insurance Corporation ("FDIC"). Kentucky Bank is engaged in general full-service commercial and consumer banking. Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses. Kentucky Bank makes residential mortgage, installment and other loans to its individual and other non-commercial customers. Kentucky Bank also offers its customers the opportunity to obtain a credit card. Kentucky Bank offers its customers a variety of other services, including checking, savings, club and money market accounts, certificates of deposits, safe deposit facilities and other consumer-oriented financial services. In 2000, Kentucky Bank made Internet banking available to its customers at www.kybank.com. Through its Wealth Management Department, Kentucky Bank provides brokerage services, annuities, life and long term care insurance, personal trust and agency services (including management agency services) and, to a lesser extent, corporate trust services (including the management of corporate pension and profits sharing plans).

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



Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement.
Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation.
These contracts, considered derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The Company did not have any mandatory forward sales contracts at December 31, 2001. As allowed in conjunction with the adoption of this standard, the Company transferred its entire securities held to maturity portfolio to available for sale. As a result of this transfer and the corresponding adjustment to fair value, on January 1,
2001 securities increased $407,000, other assets decreased
$138,000, and
accumulated other comprehensive income increased $269,000.

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

Employees

At December 31, 2001, the number of full time equivalent employees of the Company was 180.

Item 2.  Properties

The main banking office of Kentucky Bank, which also serves as the principal office of Bourbon Bancshares, Inc., is located at Fourth and
Main Streets, Paris, Kentucky 40361. In addition, Kentucky Bank serves customer needs at 10 other locations. All locations offer a full range of banking services. Kentucky Bank owns all of the properties at which it conducts its business, except the location in Scott County at Paris
Pike, which is leased. The Company owns approximately 66,000 square feet of office space and leases approximately 2,000 square feet of office space, with aggregate annual lease payments of approximately $16 thousand in 2001.

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

                     High                Low          Dividend

     2001 Quarter 4 $26.00         $22.40         $.15
          Quarter 3  25.50          23.50          .15
          Quarter 2  26.00          23.00          .15
          Quarter 1  24.50          21.25          .15


2000 Quarter 4 $23.50         $21.00         $.13
          Quarter 3  24.50          19.00          .13
          Quarter 2  30.00          24.00          .13
          Quarter 1  26.00          24.00          .13


Note 13 to the Company's consolidated financial statements included in this report contains additional information relating to amounts available to be paid as dividends.

As of December 31, 2001 the Company had 2,766,917 shares of Common Stock outstanding and approximately 450 holders of record of its Common
Stock.



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

2001
2000
1999
1998
1997
CONDENSED STATEMENT OF INCOME:





Total Interest Income
$ 28,046
$ 28,207
$ 23,453
$ 21,983
$ 20,962
Total Interest Expense
13,386
13,597
10,547
10,666
10,415
Net Interest Income
14,660
14,610
12,906
11,317
10,547
Provision for Losses
1,068
750
700
700
493
Net Interest Income After





 Provision for Losses
13,592
13,860
12,206
10,617
10,054
Noninterest Income
5,672
3,798
3,386
3,073
2,390
Noninterest Expense
11,756
10,374
9,422
8,514
7,888
Income Before Income





 Tax Expense
7,508
7,284
6,170
5,176
4,556
Income Tax Expense
1,984
2,031
1,720
1,372
1,148
Net Income
$  5,524
$  5,253
$  4,450
$  3,804
$  3,408






SHARE DATA:





Basic Earnings per Share (EPS)
$ 1.98
$ 1.87
$ 1.59
$ 1.36
$ 1.22
Diluted EPS
1.95
1.83
1.55
1.33
1.20
Cash Dividends Declared
0.60
0.52
0.44
0.40
0.36
Book Value
$14.13
$12.77
$11.32
$10.46
$ 9.58
Average Common Shares-Basic
2,790
2,812
2,803
2,801
2,792
Average Common Shares-Diluted
2,837
2,868
2,868
2,862
2,844






SELECTED BALANCE SHEET DATA:





Loans, net including held for sale
$ 272,129
$ 269,757
$ 238,998
$ 210,108
$ 182,839
Investment Securities
75,608
68,054
70,623
72,353
81,703
Total Assets
397,257
371,847
347,479
308,705
290,655
Deposits
308,915
300,816
274,566
258,740
241,325
Securities sold under agreements to





 repurchase and other borrowings
1,602
9,446
11,858
11,248
9,458
Federal Home Loan Bank advances
43,598
21,644
26,592
6,954
10,236
Stockholders' Equity
$  39,100
$  35,860
$  31,720
$  29,372
$  26,716






PERFORMANCE RATIOS:





(Average Balances)





Return on Assets
1.46%
1.49%
1.39%
1.31%
1.23%
Return on Stockholders' Equity
14.60%
15.63%
14.57%
13.57%
13.43%
Net Interest Margin (1)
4.22%
4.47%
4.46%
4.27%
4.18%
Equity to Assets (annual average)
9.99%
9.51%
9.54%
9.62%
9.17%






SELECTED STATISTICAL DATA:





Dividend Payout Ratio
30.28%
27.84%
27.73%
29.49%
29.49%
Number of Employees (at period end)
180
159
149
144
145






ALLOWANCE COVERAGE RATIOS:





Allowance to Total Loans
1.24%
1.24%
1.28%
1.28%
1.25%












Net Charge-offs as a Percentage of





 Average Loans
0.39%
0.18%
0.15%
0.15%
0.16%
(1)  Tax equivalent




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

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include accounting for securities, loans and leases, the allowance for loan and lease losses and income taxes. In particular, the accounting policies relating to the allowance for loan and lease losses and income taxes involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations. See "Loan Losses" herein for a complete discussion of the accounting methodologies related to the allowance. Please also refer to Note 1 in the "Notes to Consolidated
Financial Statements" for details regarding all of the critical and significant accounting policies.

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



Summary

Net income for the year ended December 31, 2001 was $5.5 million,
or
$1.98 per common share compared to $5.3 million, or $1.87 for 2000
and
$4.5 million, or $1.59 for 1999.  Earnings per share assuming dilution
were $1.95, $1.83 and $1.55 for 2001, 2000 and 1999, respectively.
During 2001, net income increased $272 thousand, up 5%.  Net interest
income remained relatively constant, the loan loss provision increased
$318 thousand, while other income increased 49% and other expenses
increased 13%.   For 2000, net income increased $803 thousand, or
18%.
Net interest income increased 13%, loan loss provision increased
7%,
other income increased 12% and other expenses increased 10%.

Return on average equity was 14.6% in 2001 compared to 15.6% in 2000 and
14.6% in 1999. Return on average assets was 1.46% in 2001 compared to
1.49% in 2000 and 1.39% in 1999.

Non-performing loans as of a percentage of loans (including held for sale) were 0.80%, 0.66% and 0.31% as of December 31, 2001, 2000
and
1999, respectively. With the upward trend in non-performing loans, management has placed more emphasis on loan quality and, with the creation of a collection department, non-performing loan ratios are expected to improve.




RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company's largest source of revenue, on a tax equivalent basis increased from $12.9 million in 1999 to $14.6 million in 2000 to $14.7 million in 2001. The taxable equivalent adjustment
(nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense) is based on our
Federal income tax rate of 34%.

Based on the volume rate analysis that follows, during 2001, average earning assets and interest bearing liabilities continued to increase.
Generally, the increases in volume have been offset by the decline in rates. The increase in earning assets of $23 million offset with a decline of 56 basis points in the tax equivalent yield have resulted in tax equivalent interest income decreasing $69 thousand. Average loans increased $16 million along with a 54 basis point drop in the yield, resulting in the loan income decreasing $22 thousand. These yield declines are mainly attributable to the drop in interest rates. Bank prime rates decreased 475 basis points during the year. Average interest bearing liabilities increased $19 million, which coupled with a
39 basis point decline in the yield caused the interest on liabilities to increase $2.8 million. The $501 thousand decline in deposit interest is a result of average deposits increasing $10 million and the corresponding yield dropping 40 basis points. In spite of the positive impact on net interest income that may result from the potential increasing rate environment in 2002, competitive pressures on interest rates will continue and are likely to result in tighter net interest margins.

Average earning assets and interest bearing liabilities both increased
from 1999 to 2000.  Average earning assets increased $36 million,
or
12%.  This increase in volume accounted for 72% of the increase in net
interest income.  Bank-wide efforts to increase loan demand have also
been successful. Loans were the largest contributor to the 2000 increase with real estate mortgages increasing $29 million from 1999 to
2000.  Average interest liabilities increased $27 million, or 11%
during
this same period. The increase in volume accounted for 46% of the increase in interest expense. Certificates of deposit and other time deposits composed $19 million of this increase.  Federal Home Loan
Bank
(FHLB) advances made up an additional $5 million.  The Company continues
to actively pursue quality loans and fund these primarily with deposits
and FHLB advances.  During 2000 rates were on the rise.  Bank prime
rates increased 100 basis points during the year.  As a result of this,
the tax equivalent yield on earning assets increased from 8.00% in
1999
to 8.54% in 2000. The volume rate analysis that follows indicates that
28% of the increase in interest income was attributable to the change in rates. The rate increase also caused an increase in the cost of interest bearing liabilities. The average rate of these liabilities increased from 4.29% in 1999 to 4.99% in 2000. Based on the volume rate analysis that follows, the change in rates was responsible for 54% of the change in interest expense. As a result, 2000 gross and net interest income and margin is attributed to increases in volume reduced slightly by the negative impact of increases in rates.



The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these increases in 2001 and 2000. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

 2001 vs. 2000
 2000 vs. 1999

 Increase (Decrease) Due to Change in
 Increase (Decrease) Due to Change in

 Volume
 Rate
 Net Change
 Volume
 Rate
 Net Change







INTEREST INCOME






Loans
$  1,408
 $  (1,430)
$  (22)
$  3,293
$  1,220
$  4,513
Investment Securities
89
(256)
(167)
(35)
37
2
Federal Funds Sold and





 Securities Purchased under





 Agreements to Resell
221
(214)
7
184
51
235
Deposits with Banks
25
(5)
20
4
1
5
  Total Interest Income
1,743
(1,905)
(162)
3,446
1,309
4,755
INTEREST EXPENSE






Deposits






Demand
247
(482)
(235)
16
339
355
Savings
8
(37)
(29)
11
1
12
Negotiable Certificates of





 Deposit and Other






 Time Deposits
149
(386)
(237)
990
1,151
2,141
Securities sold under





 agreements to






 repurchase and






 other borrowings
(297)
(113)
(410)
120
33
153
Federal Home Loan






 Bank advances
775
(76)
699
285
105
390
  Total Interest Expense
882
(1,094)
(212)
1,422
1,629
3,051
    Net Interest Income
  $    861
$   (811)
$    50
$  2,024
$   (320)
$  1,704






Average Consolidated Balance Sheets and Net Interest Analysis
(dollars in thousands)

2001
2000
1999

 Average

Average
 Average

Average
 Average

Average

 Balance
 Interest
Rate
 Balance
 Interest
Rate
 Balance
 Interest
Rate










ASSETS









Interest-Earning Assets









Securities Held to Maturity



















 State and Municipal obligations
$       0
$      0
0.00%
$  15,837
$    912
5.76%
$  16,360
$    945
5.78%




















Securities Available for Sale (1)









 U.S. Treasury and Federal Agency Securities
41,654
2,421
5.81%
44,585
2,726
6.11%
47,887
2,725
5.69%
 State and Municipal obligations
17,978
974
5.42%
2,947
148
5.02%
3,642
182
5.00%
 Other Securities
11,365
570
5.02%
6,110
346
5.66%
4,943
278
5.62%
  Total Securities Available for Sale
70,997
3,965
5.58%
53,642
3,220
6.00%
56,472
3,185
5.64%
   Total Investment Securities
70,997
3,965
5.58%
69,479
4,132
5.95%
72,832
4,130
5.67%
   Tax Equivalent Adjustment

371
0.52%

278
0.40%

340
0.47%
   Tax Equivalent Total

4,336
6.11%

4,410
6.35%

4,470
6.14%
Federal Funds Sold and Agreements to Repurchase
10,893
391
3.59%
6,038
384
6.36%
2,999
149
4.97%
Interest-Bearing Deposits with Banks
870
31
3.56%
193
11
5.70%
124
6
4.84%
Loans, Net of Deferred Loan Fees (2)









 Commercial
32,837
2,678
8.16%
29,497
2,822
9.57%
26,530
2,306
8.69%
 Real Estate Mortgage
217,132
18,543
8.54%
204,197
18,371
9.00%
175,429
14,946
8.52%
 Installment
23,535
2,438
10.36%
24,017
2,488
10.36%
19,350
1,916
9.90%
  Total Loans
273,504
23,659
8.65%
257,711
23,681
9.19%
221,309
19,168
8.66%
Total Interest-Earning Assets
356,264
28,417
7.98%
333,421
28,486
8.54%
297,264
23,793
8.00%
Allowance for Loan Losses
(3,386)


(3,330)


(2,969)


Cash and Due From Banks
9,281


10,063


12,899


Premises and Equipment
9,171


7,445


6,952


Other Assets
7,375


5,816


6,091


  Total Assets
378,705


353,415


320,237












LIABILITIES









Interest-Bearing Deposits









Negotiable Order of Withdrawal ("NOW")









 and Money Market Investment Accounts
78,220
2,279
2.91%
70,788
2,514
3.55%
70,263
2,159
3.07%
Savings
14,494
252
1.74%
14,089
281
1.99%
13,533
269
1.99%
Certificates of Deposit and Other Deposits
160,751
8,776
5.46%
158,106
9,013
5.70%
139,381
6,872
4.93%
 Total Interest-Bearing Deposits
253,465
11,307
4.46%
242,983
11,808
4.86%
223,177
9,300
4.17%
Securities sold under agreements to repurchase
and other borrowings
4,590
222
4.84%
10,316
632
6.13%
9,082
479
5.27%
Federal Home Loan Bank advances
33,247
1,857
5.59%
19,442
1,158
5.96%
13,749
768
5.59%
 Total Interest-Bearing Liabilities
291,302
13,386
4.60%
272,741
13,598
4.99%
246,008
10,547
4.29%
Noninterest-Bearing Earning Demand Deposits
45,469


43,813


40,715


Other Liabilities
4,092


3,254


2,963


 Total Liabilities
340,863


319,808


289,686


STOCKHOLDERS' EQUITY
37,842


33,607


30,551


 Total Liabilities and Shareholders' Equity
$ 378,705


$ 353,415


$ 320,237


Average Equity to Average Total Assets
9.99%


9.51%


9.54%


Net Interest Income

    14,660


    14,610


    12,906

Net Interest Income (tax equivalent) (3)

  $ 15,031


  $ 14,888


  $ 13,246

Net Interest Spread (tax equivalent) (3)


3.38%


3.55%


3.72%
Net Interest Margin (tax equivalent) (3)


4.22%


4.47%


4.46%

(1)  Averages computed at amortized cost.
(2) Includes loans on a nonaccrual status and loans held for sale.
(3) Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.



Noninterest Income and Expenses

Noninterest income was $5.7 million in 2001 compared to $3.8 million in
2000 and $3.4 million in 1999. The $1.9 million increase in 2001 and the $413 thousand increase in 2000 is mainly attributable to an increase in service charges. In 2001 securities gains were $287 thousand compared to $88 thousand losses in 2000 and $1 thousand gains in 1999.
The increase in gains for 2001 is a result of the declining rate environment and municipal securities being called at premiums before their maturities. In addition, U. S. Treasury securities were sold before maturity to recognize some gains and extend out the yield curve.
Gains on loans sold were $383 thousand, $133 thousand and $351 thousand in 2001, 2000 and 1999, respectively. Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation. During 2001 and 2000, the Company sold some loans along with their servicing rights and therefore there was a slight decline in loan service fee income in 2001 and 2000. The sales of loans were $28 million, $15 million and $25 million in 2001, 2000 and 1999, respectively. Volume of loan originations are inverse to rate changes.
The rate environment in 2000 was rising and therefore resulted in declining loan originations. Rates have fallen in 2001 and as a result, have favorably impacted our loan originations in 2001 compared to 2000.
Other noninterest income excluding security net gains was $5.4 million in 2001, $3.9 million in 2000 and $3.4 million in 1999. Service charge income has been a big contributor to this increase in income over this three-year period. Overdraft income increased $1.1 million in 2001 and
$444 thousand in 2000, principally the result of increases in deposits and implementation of a new "Kentucky Courtesy" overdraft in the last quarter of 2000. Other income increased from $270 thousand in 1999 to
$397 thousand in 2000 to $734 thousand in 2001. The increase in 2001 is mainly a result of title insurance sales of $122 thousand and an increase in brokerage commissions of $124 thousand. The sale of title insurance was started during 2001 and has been very successful. The sale of brokerage services was an effective additional source of income in 2001.

Noninterest expense increased $1.4 million in 2001 to $11.8
million,
$952 thousand in 2000 to $10.4 million from $9.4 million in 1999.
The
increases in salaries and benefits from $5.1 million in 1999 to
$5.5
million in 2000 and to $6.0 million in 2001 are attributable to converting the Loan Production Office in Cynthiana to a full service branch in October 2001, normal salary and benefit increases and a change in bonus compensation in 1999, with an increased focus on incentive compensation. Due to this change, bonuses were $82 thousand lower in
2001 compared to 2000 and $23 thousand higher in 2000 compared to 1999.
Occupancy expense increased $353 thousand, or 23% in 2001 to $1.9 million and increased $177 thousand, or 13% in 2000 to $1.5 million and
17% in 1999, to $1.4 million. The Company completed its construction of a new full service facility in Cynthiana in October 2001. Over the past
3 years, 3 new facilities have been constructed and 2 facilities have been substantially renovated. In 2001, land was purchased in Georgetown to construct a full service facility. A definite date for constructing this facility has not been set at this time. This overall improvement of our facilities has led to the increase in occupancy expenses. The largest expense, Depreciation, increased from $766 thousand in 1999, to
$812 thousand in 2000 to $961 thousand in 2001. Other noninterest expense increased from $3.0 million in 1999 to $3.3 million in 2000 and in 2001 other noninterest expenses increased to $3.8 million.


The following table is a summary of noninterest income and expense for the three-year period indicated.

                                       For the Year Ended December
31
                                                      (in
thousands)

2001
2000
1999
NON-INTEREST INCOME



Service Charges
$  3,664
$  2,650
$  2,075
Loan Service Fee Income
258
287
291
Trust Department Income
347
420
398
Investment Securities Gains (Losses),net
287
(88)
1
Gains on Sale of Mortgage Loans
382
132
351
Other
734
397
270
Total Non-interest Income
5,672
3,798
3,386




NON-INTEREST EXPENSE



Salaries and Employee Benefits
6,019
5,539
5,054
Occupancy Expenses
1,891
1,538
1,361
Other
3,846
3,297
3,007
Total Non-interest Expense
$ 11,756
$ 10,374
$  9,422




Net Non-interest Expense as a



Percentage of Average Assets
1.61%
1.86%
1.88%

Income Taxes

The Company had income tax expense of $2.0 million in 2001 and 2000 and
$1.7 million in 1999. This represents an effective income tax rate of
26.4% in 2001 and 27.9% in 2000 and in 1999. The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities. The lower effective rate for 2001 compared to 2000 and 1999 is a result of an historic tax credit taken of $240 thousand taken on the Main Office in
Paris.

Balance Sheet Review

Assets grew from $372 million at December 31, 2000 to $397 million at
December 31, 2001.  Loan growth was $1 million in 2001.  The lesser loan
growth compared to previous years is mainly attributable to the economic
downturn in 2001.  Deposits grew $8 million and borrowings grew
$14
million. FHLB advances increased $22 million, while repurchase agreements declined $8 million. Assets at year-end 2000 totaled $372 million compared to $347 million in 1999 and $309 million in 1998.
In
2000, loan growth was $34 million and deposit growth was $26 million.
FHLB advances declined $5 million. An additional $5 million FHLB advance was received in 2000 and the short term advance of $10 million discussed below was repaid.  At the end of 1999, Cash and Due From
Banks
were $9 million higher and an additional short term FHLB advance was
obtained for $10 million as a precaution for possible Y2K
anxieties.
The advance was repaid in the first quarter of 2000 and cash and due
from banks returned to their normal levels in the first quarter of
2000
also.



Loans

Total loans (including loans held for sale) were $276 million at December 31, 2001 compared to $273 million at the end of 2000 and $242 million in 1999. The loan growth being less compared to previous years is mainly attributable to the economic downturn in 2001. As of the end of 2001 and compared to the prior year-end, commercial loans increased
$1.2 million, real estate construction loans decreased $3.0 million, real estate mortgage loans (including loans held for sale) increased
$5.5 million, agricultural loans increased $1.6 million and installment loans decreased $2.9 million. As of the end of 2000 and compared to the prior year-end, real estate construction loans decreased $1.7 million, real estate mortgage loans (including loans held for sale) increased
$24.9 million, agricultural loans increased $5.6 million and installment loans increased $2.4 million. Since 1998, management has utilized regional loan goals for each type of loan and this emphasis has resulted in improved sales efforts by the lending personnel.

As of December 31, 2001, the real estate mortgage portfolio comprised
61% of total loans compared to 60% in 2000. Of this, 1-4 family residential property represented 70% in 2001 and 73% in 2000. Agricultural loans comprised 19% in 2001 and in 2000 of the loan portfolio. Approximately 77% of the agricultural loans are secured by real estate for both 2001 and 2000. The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops. Automobile loans account for 49% in 2001 and 51% in 2000 of the installment loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons. Collateral is generally obtained on these loans after analyzing the repayment ability of borrower. Commercial loan's portfolio is mainly for capital outlays and business operation. Collateral is requested depending on the creditworthiness of the borrower. Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer. Approximately 5% of the loan portfolio is unsecured. Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.



The following table represents a summary of the Company's loan portfolio by category for each of the last five years. There is no concentration of loans (greater than 5% of the loan portfolio) in any industry.
Bourbon has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding

                                    At December 31 (in thousands)

2001
2000
1999
1998
1997
Commercial
$  18,618
$  17,452
$  17,713
$  15,177
$  10,644
Real Estate Construction
12,302
15,270
17,003
11,055
7,657
Real Estate Mortgage
168,684
163,190
138,337
124,721
113,524
Agricultural
53,640
52,008
46,443
44,199
37,924
Installment
21,952
24,807
22,358
17,608
15,182
Other
338
434
280
159
287
  Total Loans
275,534
273,161
242,134
212,919
185,218
Less Deferred Loan Fees
19
16
33
76
57
  Total Loans Net of





   Deferred Loan Fees
275,515
273,145
242,101
212,843
185,161
Less loans held for sale
2,343
868
3,494
5,909
5,418
Less Allowance For Loan Losses
3,386
3,388
3,103
2,734
2,322
  Net Loans
$ 269,786
$ 268,889
$ 235,504
$ 204,200
$ 177,421

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2001. Maturities are based upon contractual term. The total loans in this report represents loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses. In addition, deferred loan fees on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity

                               At December 31, 2001 (in thousands)

One Year
One Through
Over
Total

or Less
Five Years
Five Years
Loans
Commercial
$   9,382
$   6,789
$   2,447
$   18,618
Real Estate Construction
9,571
2,526
205
12,302
Real Estate Mortgage
15,894
105,993
46,778
168,665
Agricultural
16,240
35,234
2,166
53,640
Installment
5,461
16,344
147
21,952
Other
338
0
0
338
  Total Loans
56,886
166,886
51,743
275,515
Fixed Rate Loans
33,647
152,359
12,174
198,180
Floating Rate Loans
23,239
14,527
39,569
77,335
  Total
$  56,886
$ 166,886
$  51,743
$ 275,515



Mortgage Banking

The Company has been in Mortgage Banking since the early 1980's.
The
activity in origination and sale of these loans fluctuates, mainly due
to changes in interest rates. Rates have fallen in 2001 and as a result, have favorably impacted our loan originations in 2001 compared to 2000.  During 2000 interest rates were rising.  As a result of this,
mortgage loan originations decreased from $22 million in 1999 to
$13
million in 2000, and increased to $29 million in 2001.  The sale of
loans were $28 million, $15 million and $25 million for the year
2001,
2000 and 1999, respectively.  Mortgage loans held for sale
increased
from $868 thousand at December 31, 2000 to $2.3 million at
December 31,
2001.  Volume of loan originations are inverse to rate changes.
The
rate environment in 2001 was falling in contrast to 2000 and 1999 when
rates were rising and therefore resulted in increased loan
originations
in 2001 compared to 2000 and 1999.  The effect of these changes was also
reflected on the income statement.  Loan service fee income was
$258
thousand in 2001, $287 thousand in 2000 and $291 thousand in 1999.
This
decline is attributable to selling selected loans servicing
released.
Fluctuations of larger degrees are reflected in the gain on sale of
mortgage loans.  For 2001, the gain was $383 thousand compared to
$133
thousand in 2000 and $351 thousand in 1999.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The Bank receives a servicing fee from the FHLMC on each loan sold. Servicing rights are capitalized based on the relative fair value of the rights and the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights were $463 thousand at December 31,
2001, $521 thousand at December 31, 2000 and $606 thousand at
December
31, 1999. Amortization of mortgage servicing rights was $140 thousand,
$155 thousand and $155 thousand for the years ended December 31, 2001,
2000 and 1999, respectively. See Note 4 in the notes to consolidated financial statements included as Exhibit 13 for additional information.

Deposits

Total deposits increased to $309 million in 2001, up $8 million from
2000. Noninterest bearing deposits decreased $816 thousand, while time deposits of $100 thousand and over increased $1.4 million, and other interest bearing deposits increased $7.5 million. Public funds totaled
$34 million at the end of 1999 ($33 million was interest bearing). Due to the downturn in the economy in 2001 and the softening loan demand, deposits were not aggressively pursued.

For 2000, total deposits increased $26 million to $301 million. Noninterest bearing deposits increased $6 million, while time deposits of $100 thousand and over increased $6 million, and other interest bearing deposits increased $15 million. Public funds totaled $39 million at the end of 2000 ($38 million was interest bearing).

The tables below provide information on the maturities of time deposits of $100,000 or more at December 31, 2001 and detail of short-term borrowing for the past three years.



Maturity of Time Deposits of $100,000 or More

                                         At December 31, 2001
                                             (in thousands)

Maturing 3 Months or Less
$18,746
Maturing over 3 Months through 6 Months
9,387
Maturing over 6 Months through 12 Months
11,224
Maturing over 12 Months
2,315


Total
$41,672

Borrowing

The Company utilizes both long and short term borrowing. Long term borrowing is mainly from the Federal Home Loan Bank (FHLB). This borrowing is mainly used to fund long term, fixed rate mortgages and to assist in asset/liability management. Advances are either paid monthly or at maturity. FHLB advances were $43.6 million at December 31, 2001.
During 2001, $246 thousand of FHLB borrowing was paid, and advances were made for an additional $22 million. The 2001 advances were obtained for a $10 million arbitrage transaction and the remainder to fund fixed rate mortgages, as detailed above. As of December 31, 2000, $21.6 million was borrowed from FHLB, a decrease of $5 million from 1999. In 2000,
$11.3 million of FHLB advances were paid, and advances were made for an additional $6.3 million. For potential Y2K problems, $10 million in advances were received in late 1999 and repaid in early 2000. The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings
                                    As of and for the year ended
                                           December 31 (in
thousands)

2001
2000
1999
Federal Funds Purchased:



  Balance at Year end
$     0
$     0
$      0
  Average Balance During the Year
6
373
2,196
  Maximum Month End Balance
0
2,300
11,925
  Year end rate
0.00%
0.00%
0.00%
  Average annual rate
5.89%
6.95%
5.18%
Repurchase Agreements:



  Balance at Year end
$   683
$ 8,189
$ 10,330
  Average Balance During the Year
3,303
8,727
5,683
  Maximum Month End Balance
5,164
12,310
10,330
  Year end rate
1.59%
5.92%
4.87%
  Average annual rate
3.35%
5.51%
4.37%
Other Borrowed Funds:



  Balance at Year end
$   919
$ 1,257
$  1,528
  Average Balance During the Year
1,281
1,216
1,203
  Maximum Month End Balance
1,768
1,766
1,759
  Year end rate
7.24%
11.71%
7.90%
  Average annual rate
8.67%
10.13%
9.49%



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

Nonperforming Assets
                                  At December 31 (dollars in
thousands)

2001
2000
1999
1998
1997
Non-accrual Loans
$   935
$   307
$    63
$   136
$   173
Accruing Loans which are





 Contractually past due





 90 days or more
1,228
1,365
549
790
154
Restructured Loans
0
130
131
147
160
 Total Nonperforming Loans
2,163
1,802
743
1,073
487
Other Real Estate
212
165
371
70
0
Total Nonperforming Assets
2,375
1,967
1,114
1,143
487
Total Nonperforming Loans as a





 Percentage of Net Loans (including





 loans held for sale) (1)
0.79%
0.66%
0.31%
0.50%
0.26%
Total Nonperforming Assets





 as a Percentage of Total Assets
0.60%
0.53%
0.32%
0.37%
0.17%
Allowance to nonperforming assets
1.43
1.72
2.79
2.39
4.77

(1)  Net of deferred loan fees



Total nonperforming assets at December 31, 2001 were $2.4 million compared to $2.0 million at December 31, 2000 and $1.1 million at December 31, 1999. Total nonperforming loans were $2.2 million, $1.8 million and $743 thousand at December 31, 2001, 2000 and 1999, respectively. Two mortgage loans totaling $453 thousand account for the increase in 2001 on nonaccrual loans. A loss of $20 thousand is expected on these loans. The economic downturn in 2001 was a contributing factor to the increase in loans 90 days or more past due.
Two lines totaling $376 thousand account for most of the change (considering the loan of $790 thousand in 2000 that follows was paid off in 2001). Expected losses on these loans are not to exceed $30 thousand. For 2000, the increase in loans that are 90 days or more past due is mainly attributable to one Small Business Administration loan of
$790 thousand. The Company does not expect to incur a loss on this loan. The amount of lost interest on our non-accrual loans is immaterial. At December 31, 2001, loans currently performing but which management believes require special attention were not significant. The
Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2001 were $964 thousand compared to
$395 thousand in 2000 and $201 thousand in 1999. These amounts are included in the total nonperforming and restructured loans presented in the table above. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract.
The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $249 thousand, $117 thousand and $10 thousand on December 31, 2001, 2000 and 1999, respectively.



Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                 For the Year Ended December 31
(in thousands)

2001
2000
1999
1998
1997
Balance at Beginning of Year
$   3,388
$   3,103
$   2,735
$   2,322
$   2,101


















Amounts Charged-off:





 Commercial
178
14
0
13
5
 Real Estate Construction
0
0
0
0
0
 Real Estate Mortgage
171
115
50
36
25
 Agricultural
46
30
72
19
52
 Consumer
751
400
289
300
273
  Total Charged-off Loans
1,146
559
411
368
355
Recoveries on Amounts





 Previously Charged-off:





  Commercial
4
14
5
4
3
  Real Estate Construction
0
0
0
0
0
  Real Estate Mortgage
2
7
1
9
1
  Agricultural
1
8
32
2
25
  Consumer
69
65
41
66
54
   Total Recoveries
76
94
79
81
83
Net Charge-offs
1,070
465
332
287
272
Provision for Loan Losses
1,068
750
700
700
493
Balance at End of Year
3,386
3,388
3,103
2,735
2,322
Total Loans, Net of Deferred





 Loan Fees





  Average
273,504
257,711
221,309
193,182
171,128
  At December 31
$ 275,515
$ 273,145
$ 242,101
$ 212,843
$ 185,161
As a Percentage of Average Loans:





 Net Charge-offs
0.39%
0.18%
0.15%
0.15%
0.16%
 Provision for Loan Losses
0.39%
0.29%
0.32%
0.36%
0.29%
Allowance as a Percentage of





 Year-end Net Loans (1)
1.23%
1.24%
1.28%
1.28%
1.25%
Beginning Allowance as a Multiple





 of Net Charge-offs
      3.2
      6.7
      8.2
      8.1
      7.7
Ending Allowance as a Multiple





 of Nonperforming Assets
1.40
1.72
2.79
2.39
4.77

(1)  Net of deferred loan fees


Loans are typically charged-off after being 120 days delinquent. Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee.
The
provision for loan losses for 2001 was $1.1 million compared to
$750
thousand in 2000 and $700 thousand in 1999.  Net charge-offs were
$1.1
million in 2001, $465 thousand in 2000 and $332 thousand in 1999.
Net
charge-offs to average loans were 0.39%, 0.18% and 0.15% in 2001,
2000
and 1999, respectively. With the current quality of the loan portfolio, the loan loss provision increased $318 thousand from 2000 to 2001, and increased $50 thousand in 2000. The trend in the loan loss provision increasing for 2001 is a result of considering our probable losses and risk analysis of our loan portfolio. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. The economic downturn in
2001 resulted in higher loan losses than in previous years. In light of this, management has increased its emphasis on the lending process in order to improve loan quality. At December 31, 2001, the allowance for loan losses was 1.23% of loans outstanding compared to 1.24% at year-end
2000 and 1.28% in 1999. Management believes the allowance for loan losses at the end of 2001 is adequate to cover probable credit losses within the portfolio.

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



Allowance for Loan Losses

                                        At December 31 (in
thousands)


2001
2000
1999
1998
1997

Dollars
Percentage
Dollars
Percentage
Dollars
Percentage
Dollars
Percentage
Dollars
Percentage
Commercial
$   291
8.59%
$   275
8.12%
$   275
8.86%
$   262
9.58%
$   191
8.23%
Real Estate Construction
194
5.73%
244
7.20%
294
9.47%
168
6.14%
118
5.08%
Real Estate Mortgage
1,602
47.31%
1,563
46.13%
1,471
47.41%
1,480
54.11%
1,327
57.15%
Agricultural
693
20.47%
668
19.72%
565
18.21%
473
17.29%
393
16.93%
Consumer
606
17.90%
638
18.83%
498
16.05%
352
12.87%
293
12.62%
Total
$ 3,386
100.00%
$ 3,388
100.00%
$ 3,103
100.00%
$ 2,735
100.00%
$ 2,322
100.00%





Loans
                                        At December 31 (in
thousands)


2001
2000
1999
1998
1997

Dollars
Percentage
Dollars
Percentage
Dollars
Percentage
Dollars
Percentage
Dollars
Percentage
Commercial
$  18,618
6.76%
$  17,452
6.39%
$  17,713
7.32%
$  15,177
7.13%
$  10,644
5.75%
Real Estate Construction
12,302
4.47%
15,270
5.59%
17,003
7.02%
11,055
5.19%
7,657
4.14%
Real Estate Mortgage
168,665
61.21%
163,174
59.74%
138,304
57.13%
124,645
58.56%
113,467
61.28%
Agricultural
53,640
19.47%
52,008
19.04%
46,443
19.18%
44,199
20.77%
37,924
20.48%
Consumer
21,952
7.97%
24,807
9.08%
22,358
9.23%
17,608
8.27%
15,182
8.20%
Other
338
0.12%
434
0.16%
280
0.12%
159
0.07%
287
0.16%
Total, Net (1)
$ 275,515
100.00%
$ 273,145
100.00%
$ 242,101
100.00%
$ 212,843
100.00%
$ 185,161
100.00%

(1)  Net of deferred loan fees


Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 2001 increased $2.9 million to $37.4 million. Total stockholders' equity, excluding accumulated other comprehensive income was $38.4 million at December 31, 2001. The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

                                       At December 31 (dollars in
thousands)

2001
2000
Change
Stockholders' Equity (1)
$   38,353
$   35,868
$  2,485
  Less Disallowed Amount
943
1,380
(437)
Tier I Capital
37,410
34,488
2,922
  Allowance for Loan Losses
3,386
3,296
90
  Other
104
0
104
Tier II Capital
3,490
3,296
194
  Total Capital
40,900
37,784
3,116
Total Risk Weighted Assets
$ 283,541
$ 263,660
$ 19,881
Ratios:



Tier I Capital to Risk-weighted Assets
13.19%
13.08%
0.11%
Total Capital to Risk-weighted Assets
14.42%
14.33%
0.09%
Leverage
9.63%
9.29%
0.34%

(1)  Excluding accumulated other comprehensive income.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary from "well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 2001, the bank had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.


Securities and Federal Funds Sold

Securities, including those classified as held to maturity and available
for sale, increased from $68.1 million at December 31, 2000 to
$75.6
million at December 31, 2001. The increase is mainly attributable to the lower loan demand. Federal funds sold totaled $14.4 million at
December 31, 2001 and $3.7 million at December 31, 2000. As allowed in conjunction with the adoption of the new "derivative" standard, the
Company transferred its entire securities held to maturity portfolio to available for sale on January 1, 2001.

Per Company policy, fixed rate asset backed securities will not have an
average life exceeding seven years, but final maturity may be longer.
Adjustable rate securities shall adjust within three years per
Company
policy.  Of the $11.3 million of adjustable asset backed
securities held
on December 31, 2001, $6.3 million are repriceable monthly and the remaining $5.0 million are repriceable annually. Of the $12.4 million of adjustable asset backed securities held on December 31, 2000,
$3.3
million are repriceable monthly and the remaining $9.1 million are repriceable annually. Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates. In addition, some prepayment risk exist on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2001.

Investment Securities (Held to maturity at amortized cost, available for sale at market value)

                                           At December 31 (in
thousands)

2001
2000
1999
Available for Sale



 U.S. treasury
$  7,218
$ 14,992
$ 17,954
 U.S. government agencies
6,118
5,028
5,902
 States and political subdivisions
19,470
3,366
3,681
 Mortgage-backed



  Fixed -



   GNMA, FNMA, FHLMC Passthroughs
12,672
5,580
5,998
   GNMA, FNMA, FHLMC CMO's
5,057
4,941
5,191
    Total
17,729
10,521
11,189
  Variable -



   GNMA, FNMA, FHLMC Passthroughs
8,402
9,374
11,539
   GNMA, FNMA, FHLMC CMO's
2,925
2,983
3,045
    Total
11,327
12,357
14,584
     Total mortgage-backed
29,056
22,878
25,773
 Other
13,746
6,559
1,620
  Total
75,608
52,823
54,930




Held to Maturity



 States and political subdivisions
0
15,231
15,693




Total
$ 75,608
$ 68,054
$ 70,623



Maturity Distribution of Securities

                              At December 31, 2001 (in thousands)


 Over One
 Over Five

 Asset



 Year
 Years

 Backed


 One Year
 Through
 Through
 Over Ten
 & Equity


 or Less
 Five Years
 Ten Years
 Years
 Securities
 Total
Available for Sale






 U.S. treasury
$ 2,061
$  5,157
$     0
$     0
$      0
$  7,218
 U.S. government agencies
3,103
3,015
0
0
0
6,118
 States and political subdivisions
816
5,534
5,650
7,470
0
19,470
 Mortgage-backed
0
0
0
0
29,056
29,056
 Equity Securities
0
0
0
0
10,693
10,693
 Other
0
2,015
1,038
0
0
3,053
  Total
$ 5,980
$ 15,721
$ 6,688
 $ 7,470
 $ 39,749
$ 75,608
Percent of Total
7.9%
20.8%
8.8%
9.9%
52.6%
100.0%
Weighted Average Yield (1)
6.03%
6.16%
7.92%
7.48%
4.74%
5.69%

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

Other Accounting Issues

Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement.
Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation.
These contracts, considered derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The Company did not have any mandatory forward sales contracts at December 31, 2001 and 2000. As allowed in conjunction with the adoption of this standard, the Company transferred its entire securities held to maturity portfolio to available for sale. As a result of this transfer and the corresponding adjustment to fair value, on January 1, 2001 securities increased $407,000, other assets decreased
$138,000, and accumulated other comprehensive income increased
$269,000.



A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. All recorded acquistion intangibles are identified with specific assets. There are no intangible assets identified as goodwill. Adoption of this standard on
January 1, 2002 will not have a material effect on the Company's financial statements.


Item 7A.  Asset/Liability Management, Interest Rate Sensitivity,
Market
Risk and Liquidity

Asset/Liability management control is designed to ensure safety
and
soundness, maintain liquidity and regulatory capital standards,
and
achieve acceptable net interest income.  Management considers interest
rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a
loss of current fair market values.  The objective is to measure the
effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The primary tool used by
management is
an interest rate shock simulation model.  Certain assumptions, such as
prepayment risks, are included in the model. However, actual prepayments may differ from those assumptions. In addition, immediate withdrawal of interest checking and other savings accounts may have an
effect on the results of the model. The Bank has no market risk sensitive instruments held for trading purposes. The following table depicts the change in net interest income resulting from 100 and
300
basis point changes in rates.  The projections are based on
balance
sheet growth assumptions and repricing opportunities for new, maturing
and adjustable rate amounts.  In addition, the projected
percentage
changes from level rates are outlined below along with the Board of
Directors approved limits. As of December 31, 2001 the projected percentage changes are within the Board of Directors limits and the
Company's interest rate risk is also within Board of Directors limits.
The projected net interest income report summarizing the Company's interest rate sensitivity as of December 31, 2001 and December 31, 2000 is as follows:


Projected Net Interest Income (December 31, 2001)

Level
                                             -300         -100
Rates      +100            +300

Year One  (1/1/02 - 12/31/02)




   Interest Income
  $ 21,449
  $ 23,849
  $ 25,210
  $ 26,577
  $ 29,316
   Interest Expense
     7,076
     8,704
     9,917
    11,130
    13,557






       Net Interest Income
    14,373
    15,145
    15,293
    15,447
    15,759














































































Net interest income dollar change
      (920)
      (148)

       154
       466














































































Net interest income percentage change
-6.0%
-1.0%
N/A
1.0%
3.0%






   Limitation on % Change
>-10.0%
>-4.0%
N/A
>-4.0%
>-10.0%



Level
                                             -300         -100
Rates      +100            +300

Year One  (1/1/01 - 12/31/01)




   Interest Income
  $ 26,736
   $ 29,116
  $ 30,306
  $ 31,495
  $ 33,875
   Interest Expense
    11,428
     13,841
    15,048
    16,255
    18,669






       Net Interest Income
    15,308
     15,275
    15,258
    15,240
    15,206














































































Net interest income dollar change
        50
         17

       (18)
       (52)














































































Net interest income percentage change
0.3%
0.1%
N/A
-0.1%
-0.3%






   Limitation on % Change
>-10.0%
>-4.0%
N/A
>-4.0%
>-10.0%




These numbers in 2001 show greater fluctuation when compared to
2000.
In 2001, year one reflected a decrease in net interest income of
6.0%
compared to 0.3% projected increase from 2000 with a 300 basis point decline. The 300 basis point increase in rates reflected a 3.0% decrease in net interest income in 2001 compared to a 0.3% decrease in
2000. The risk is greater in 2001 due to the current status of existing interest rates (being low) and their effect on rate sensitive assets and rate sensitive liabilities. An increase in rates would improve net interest income.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities maturing within one year along with cash and cash equivalents totaled $46.3 million at December 31, 2001. Additionally, securities available-for-sale with maturities greater than one year totaled $58.9 million at
December 31, 2001. As part of the new accounting pronouncement mentioned in Note 1 of the Notes to Consolidated Financial Statements included in Exhibit 13 the Company transferred its entire securities held to maturity portfolio to available for sale on January 1, 2001.
This added an additional $15.6 million in securities to the available for sale portfolio. The available for sale securities are available to meet liquidity needs on a continuing basis.

Bourbon maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.
In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At
December 31, 2001 these balances totaled $41.7 million, approximately
13.5% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. We have sufficient collateral to borrow an additional $13 million from the FHLB at December 31, 2001.

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

Liquidity Ratios
                                            December 31

2001
2000
1999
Average Loans (including loans held



 for sale)/Average Deposits
91.5%
89.9%
83.9%
Average Securities sold under



 agreements to repurchase and other



 borrowings/Average Assets
1.2%
2.9%
2.6%

This chart shows that the loan to deposit ratio increased in 2001 and
2000. Loan growth of 6% and deposit growth of 5% in 2001, coupled with loan growth of 15% and deposit growth of 7% in 2000 have been contributing factors to the change in this ratio over the past two years.


Item 8.  Financial Statements

The consolidated financial statements of the Company together with the
notes thereto and report of independent auditors are contained in the
Company's 2001 Annual Report to Stockholders included as Exhibit
13, and
are incorporated herein by reference.  No other portion of the
2001
Annual Report to Stockholders is to be deemed "filed" as part of this filing.


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

Terms expiring in 2002:

Henry Hinkle, age 50, is President of Hinkle Construction Company. He has been a director of Kentucky Bank and the Company since 1989.

Theodore Kuster, age 58, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank since 1979 and the Company since
1985.

Robert G. Thompson, age 52, is Executive Director of the Paris
Bourbon
County YMCA, a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank and the Company since 1991.

Terms expiring in 2003:

William R. Stamler, age 67, is Chairman of Signal Investments,
Inc.  He
has been a director of Kentucky Bank since 1984 and the Company since
1988.

Buckner Woodford, age 57, is President and Chief Executive Officer of
Bourbon Bancshares, Inc. and Kentucky Bank. He has been a director of
Kentucky Bank since 1971 and the Company since inception.

Terms expiring in 2004:

William Arvin, age 61, is an attorney. He has been a director of Kentucky Bank and the Company since 1995.

James L. Ferrell, M.D., age 67, is a Physician. He has been a director of Kentucky Bank since 1980 and the Company since inception.

The Company's other executive officer is Gregory J. Dawson, age
41.  He
is the Chief Financial Officer and has been with the Company since
1985
and serves at the pleasure of the Board of Directors.


Item 11.  Executive Compensation

The following table sets forth information with respect to the compensation of the President and Chief Executive Officer of the Company, Buckner Woodford. No other executive officer earned total salary and bonus in excess of $100,000.

Summary Compensation Table
Annual Compensation
                                      Other Annual  Options
     Name      Year  Salary   Bonus    Compensation  Granted
Buckner Woodford    2001 $175,000  $ 19,250   (1)        500

Buckner Woodford    2000  168,500    49,630   (1)        500

Buckner Woodford    1999  162,000    47,952   (1)      3,600

(1) Less than the lesser of $50,000 or 10% of annual salary and bonuses

The following table contains information regarding the grant of stock options under the Company's stock option plan to the Chief Executive
Officer during the year ended December 31, 2001. In addition, in accordance with rules of the Securities and Exchange Commission, the following table sets forth the hypothetical grant date present value with respect to the referenced options, using the Black-Scholes Option
Pricing Model.

Option Grants in the Last Fiscal Year

                       % of Total
                         Options                    Grant
                Shares  Granted to  Exercise             Date
               Granted  Employees    Price   Expiration
Present
      Name            (#)         in 2001        ($/Sh)     Date
Value($)

Buckner Woodford       500     12.0%        $23.50    1/2/11
$2,290


The following table sets forth certain information regarding options exercised by the Chief Executive Officer during calendar year 2001 and unexercised stock options held by him as of December 31, 2001.

Aggregated Option Exercises in Calendar 2001 and Year-end Stock Option Values

             Shares         Number of Securities  Value of
Unexercised
            Acquired     Value    Underlying Unexercised        In-
the-Money
           on Exercise Realized     Options at 12/31/01
Options at 12/31/01
     Name     (#)           ($)    Exercisable/Unexercisable
Exercisable/Unexercisable

Buckner Woodford    None      N/A       19,060/5,220
$248,955/$38,260

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



Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Set forth below are the number of shares of the Company's common stock beneficially owned by each director and executive officer, and all current directors and executive officers as a group as of December 31,
2001.

     Name             Shares Beneficially Owned(1)
                        Number             Percentage

William Arvin (2)            33,359               1.2%

Gregory J. Dawson (3)         8,695               *

James L. Ferrell, M.D. (4)  29,900           1.1%

Henry Hinkle (5)             27,905               *

Theodore Kuster (6)     17,410               *

William R. Stamler (7)       31,320               1.1%

Robert G. Thompson (8)        7,600               *

Buckner Woodford (9)        253,498               8.9%

All directors and officers
(8 persons) as a group
(consisting of those
persons named above)(10)   409,687           14.4%

2001 Less than 1%

1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole or shared voting and sole or shared investment power.
2) Includes 11,858 shares held in a retirement account, 13,695 shares held of record by Mr. Arvin's wife, as to which Mr. Arvin disclaims beneficial ownership, 7,276 held jointly with his wife and 400 shares that Mr. Arvin may acquire upon exercise of outstanding stock options.
3) Includes 4,990 shares that Mr. Dawson may acquire upon exercise of outstanding stock options.
4) Includes 5,400 shares held in a retirement account and 800 shares that Mr. Ferrell may acquire upon exercise of outstanding stock options. Also, includes 3,000 shares held by Dr. Ferrell's wife, as to which Dr. Ferrell disclaims beneficial ownership.


5) Includes 1,000 shares held by his wife and 640 shares held by three sons, as to which Mr. Hinkle disclaims beneficial ownership. Includes 24,000 shares held of record by Hinkle Contracting Company, as to which Mr. Hinkle, as president, has shared voting power. Also includes 800 shares that Mr. Hinkle may acquire upon exercise of outstanding stock options.

6) Includes 6,270 share held of record by Mr. Kuster's wife, as to which
Mr. Kuster disclaims beneficial ownership. Also includes 5,180 shares held in a retirement account and 600 shares that Mr. Kuster may acquire upon exercise of outstanding stock options.
7) Includes 4,000 shares held by Signal Investments Corporation, as to which Mr. Stamler, as the chief executive officer and majority Stockholder of such corporation, has sole voting and investment power. Also includes 380 shares that Mr. Stamler may acquire upon exercise of outstanding stock options.
8) Includes 800 shares that Mr. Thompson may acquire upon exercise of outstanding stock options.
9) Includes 8,000 shares held by his wife, as to which Mr. Woodford disclaims beneficial ownership. Also includes 208 shares held in a retirement account and 19,060 shares that Mr. Woodford may acquire upon exercise of outstanding stock options.
10) Includes 27,830 shares that may be acquired upon exercise of outstanding stock options.

The following table sets forth as of December 31, 2001 the persons known by the Company to own beneficially (as determined in accordance with the rules and regulations of the Commission) more than 5% of the outstanding common stock. See note 9 in the preceding table for further information.

Name and Address         Shares Beneficially
of Beneficial Owner      Owned            Percentage

Buckner Woodford              253,498         8.9%
340 Stoner Avenue
Paris, Kentucky 40361

Item 13.  Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of and had transactions with the Company's subsidiary bank in the ordinary course of business during the year ended December 31, 2001.
Similar transactions may be expected to take place with the Company's subsidiary bank in the future. Outstanding loans and commitments made by such subsidiary bank in transactions with the Company's directors and officers and their associates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Certain directors and executive officers were loan customers of Kentucky Bank and outstanding loans were $1.5 million as of December
31, 2001 and 2000. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.



Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a) The following exhibits are incorporated by reference herein or made a part of this Form 10-K:

2001.0. . . . ..   ?     Articles of Incorporation of the
Registrant are
incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 (File No.
33-96358).

2001.0. . . . ..   ?     Bylaws of the Registrant are incorporated
by
reference to Exhibit 3.1 of the Registrant's
Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000 (File No. 33-96358).

2001.0. . . . ..   ?     Bourbon's 1993 Employee Stock Ownership
Incentive
Plan is incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form
S-4 (File No. 33-96358).*

10.2 Bourbon's 1993 Non-Employee Directors Stock Ownership
Incentive
Plan is incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-4 (File No.
33-96358).*

10.3 Bourbon Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant's
Form 10-K for the fiscal year ended December 31, 1998.*

2001 Computation of earnings per share - See Note 10 in the notes to consolidated financial statements included as
Exhibit 13.

2001 Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Auditors

2001 Subsidiaries of Registrant

23   Consent of Crowe, Chizek and Company LLP

2001.0. . . . ..   ?     Proxy statement dated March 26, 2002,
sent to the
Registrant's security holders in connection with the 2002 Annual Meeting of Shareholders and supplementally furnished to the Commission for its information as required by Form 10-K for registrants which have not registered securities pursuant to Section 12 of the Securities Exchange
Act of 1934. This material is not otherwise to be deemed filed with the Commission.

2001 Denotes a management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit pursuant to Item 601(10) (iii) of Regulation S-K.


2001 Current Reports on Form 8-K during the quarter ended
December 31, 2001
     None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bourbon Bancshares, Inc.
By:  /s/Buckner Woodford___
Buckner Woodford, President and Chief Executive Officer, Director
March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Buckner Woodford________        March 28, 2002
Buckner Woodford, President and Chief Executive Officer, Director

/s/Gregory J. Dawson_______        March 28, 2002
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/James L. Ferrell________        March 28, 2002
James L. Ferrell, M.D., Chairman of the Board, Director

_____________________________      March 28, 2002
William Arvin, Director

/s/Henry Hinkle____________        March 28, 2002
Henry Hinkle, Director

/s/Theodore Kuster_________        March 28, 2002
Theodore Kuster, Director

_____________________________      March 28, 2002
William R. Stamler, Director

/s/Robert G. Thompson______        March 28, 2002
Robert G. Thompson, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant refers to Exhibits 13 and 99.1 to the Form 10-K.




INDEX TO EXHIBITS


   Exhibit
    Number     Description of Document

2001.Zero. . . . ..   ?  Articles of Incorporation of the
Registrant are
incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 (File
No. 33-96358).

2001.0. . . . ..   ?     Bylaws of the Registrant are incorporated
by
reference to Exhibit 3.1 of the Registrant's
Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000 (File No. 33-96358).

2001.0. . . . ..   ?     Bourbon's 1993 Employee Stock Ownership
Incentive Plan is incorporated by reference to
Exhibit 10.2 of the Registrant's Registration
Statement on Form S-4 (File No. 33-96358).*

10.2 Bourbon's 1993 Non-Employee Directors Stock Ownership
Incentive Plan is incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-4 (File
No. 33-96358).*

10.3 Bourbon Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K for the fiscal year ended December
31, 1998.*

2001 Computation of earnings per share - See Note 10 in the notes to consolidated financial statements included as Exhibit 13.

2001 Bourbon Bancshares, Inc. 2001 Annual Report

2001 Subsidiaries of Registrant

23   Consent of Crowe, Chizek and Company LLP

2001.0. . . . ..   ?     Proxy statement dated March 26, 2002,
sent to
the Registrant's security holders in connection with the 2002 Annual Meeting of Shareholders and supplementally furnished to the Commission for its information as required by Form 10-K for registrants which have not registered securities pursuant to Section 12 of the Securities
Exchange Act of 1934. This material is not otherwise to be deemed filed with the Commission.

2001 Denotes a management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit pursuant to Item 601(10) (iii) of Regulation
S-K.





Exhibit 13

BOURBON BANCSHARES, INC.

ANNUAL REPORT 2002


Letter to the Shareholders.

Our country was drastically changed in 2001 by the terrorist attack on September 11. Many and varied emotions were felt by our citizens -shock, anger, fear, patriotism, and more. Peaceful enjoyment was replaced with deep concern for our future.

Our prosperity was also a victim of the attack. Consumers cut back first on travel plans, then on other spending.
Large employers cut back and announced layoffs. After many years of growth, our economy slipped into recession.

This is not a favorable environment for business. In spite of that our company performed fairly well. Growth slowed. After several years of double-digit loan growth, our portfolio showed little increase this past year. Because of the lessened loan demand we were more conservative in our efforts to build deposits. We did add about $8 million to our deposit base. Bank assets overall grew by 7% to $397 million.

Earnings for the year increased from $5.2 million to $5.5 million. The lower growth in our loan portfolio and slimmer margins combined to limit earnings growth. The brightest part of our financial performance in 2001 was a very healthy 47%increase in non-interest income.
Stockholder equity rose from $36 million to $39 million by year-end.

Two directors of Kentucky Bank retired in December.  Joe
Allen and Joe McClain provided valuable advice to us for many years. They were good friends as well. We will miss their presence when we meet to guide company affairs.

We completed two important construction projects this year. Our new branch in Cynthiana opened in October. It has gotten off to a promising start. At our headquarters in downtown Paris, we completed an historic restoration. We moved back into the lobby in December 2001. The building is now more impressive both outside and inside.
We hope you share our pride in this important community project.

The positive long economic trend in our markets has been interrupted, but we hope not for long. We believe we are well positioned to benefit over the long term.

Buckner Woodford
President



FINANCIAL HIGHLIGHTS.

BOURBON BANCSHARES, INC.        2001        2000        1999

     Assets ($ millions)       $   397     $   372     $   347

     Net Income ($ thousands)   $ 5,524     $ 5,253     $ 4,450

Per Share Results

     Diluted Earnings      $  1.95     $  1.83     $  1.55

     Dividends   $   .60     $   .52     $   .44

Shareholder Information

CORPORATE HEADQUARTERS
Bourbon Bancshares, Inc.
4th and Main Street
Paris, Kentucky  40361
859-987-1795

ANNUAL MEETING
The annual meeting of Shareholders of Bourbon Bancshares, Inc.
will be held
Wednesday, May 1, 2002 at 11:00 a.m. in the corporate headquarters.

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT
Kentucky Bank
Wealth Management Department
859-987-1795, ext. 3016

MARKET MAKERS

Morgan Keegan & Co.
489 East Main Street
Lexington, Kentucky  40507
1-800-937-0161

Hilliard Lyons
West Vine Street, Suite 400
Lexington, Kentucky  40507
1-800-944-2663

OTC Bulletin Board
Symbol:  BBON.OB


INVESTOR INFORMATION
Any individual requesting general information or a copy of the Corporation's 2001 Form 10-K Report may obtain these by writing
Investor
Relations at the Corporate Headquarters.



CONSOLIDATED BALANCE SHEETS
December 31



2001 2000
ASSETS
Cash and due from banks  $    15,229,462     $    11,595,878
Federal funds sold       14,409,000          3,749,000
          Cash and cash equivalents          29,638,462
15,344,878
Securities
          Available for sale       75,607,874          52,822,939
          Held to maturity (fair value 2000 - $15,638,185)       -
15,231,406
Mortgage loans held for sale       2,343,095      867,804

Loans               273,172,802         272,277,776
          Allowance for loan losses          (3,386,425)
(3,388,380)
                    Net loans      269,786,377         268,889,396

Federal Home Loan Bank stock       3,846,500      3,597,900
Bank premises and equipment, net        10,504,904
8,298,504
Interest receivable      3,507,473      4,262,243
Intangible assets        1,405,918      1,743,786
Other assets        616,556        788,407

Total assets   $    397,257,159    $    371,847,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
          Non-interest bearing     $    47,622,621     $
48,438,750
          Time deposits, $100,000 and over        41,671,945
40,305,827
          Other interest bearing        219,620,618
212,071,008
                    Total deposits      308,915,184
300,815,585
Securities sold under agreements to repurchase
     and other borrowings          1,601,982      9,446,393
Federal Home Loan Bank advances         43,597,929
21,644,278
Interest payable         2,814,581      3,427,489
Other liabilities        1,227,102      653,537
          Total liabilities        358,156,778         335,987,282

Stockholders' equity
          Preferred stock, 300,000 shares authorized and unissued
-         -
          Common stock, no par value; 10,000,000 shares
authorized;
               2,766,917 and 2,808,067 shares issued and
outstanding
               in 2001 and 2000         6,649,018      6,627,255
          Retained earnings        31,703,573          29,241,091
          Accumulated other comprehensive income (loss)
747,790        (8,365)
                    Total stockholders' equity         39,100,381
35,859,981

Total liabilities and stockholders' equity   $    397,257,159    $
371,847,263


CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31


     2001 2000 1999
Interest income
          Loans, including fees    $    23,658,873     $
23,681,081     $    19,167,985
          Securities
                    Taxable        2,591,330      2,818,906
2,761,337
                    Tax exempt          1,124,620      1,059,658
1,115,480
          Other          671,231        647,597        408,077
                              28,046,054          28,207,242
23,452,879
Interest expense
          Deposits       11,306,963          11,807,823
9,300,244
          Securities sold under agreements to
               repurchase and other borrowings         131,913
541,550        386,607
          Federal Home Loan Bank advances         1,857,061
1,158,250      767,779
          Other          90,000         90,000         92,440
                              13,385,937          13,597,623
10,547,070

Net interest income      14,660,117          14,609,619
12,905,809
Provision for loan losses          1,068,000      750,000
699,600
Net interest income after provision for loan losses
13,592,117          13,859,619          12,206,209

Other income
          Service charges          3,663,990      2,650,310
2,074,999
          Loan service fee income       257,823        286,704
290,622
          Trust department income       346,554        419,728
397,416
          Securities gains (losses), net          287,262
(88,169)       906
          Gain on sale of mortgage loans          382,532
132,559        351,192
          Other          734,043        397,131        270,416
                              5,672,204      3,798,263
3,385,551
Other expenses
          Salaries and employee benefits          6,019,279
5,538,589      5,054,249
          Occupancy expenses       1,890,878      1,538,037
1,361,025
          Amortization        419,486        434,373
441,286
          Advertising and marketing          428,229
362,958        323,726
          Taxes other than payroll, property and income
370,537        363,957        234,818
          Other          2,627,444      2,135,581      2,006,858
                              11,755,853          10,373,495
9,421,962

Income before income taxes         7,508,468      7,284,387
6,169,798
Provision for income taxes         1,983,978      2,031,445
1,719,685

Net income     $    5,524,490 $    5,252,942 $    4,450,113

Earnings per share:
          Basic     $    1.98      $    1.87      $    1.59
          Diluted        1.95           1.83           1.55


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31


     2001 2000 1999

Net income     $    5,524,490 $    5,252,942 $    4,450,113

Other comprehensive income (loss), net of tax:
          Unrealized gains (losses) on securities arising
               during the period        945,748        483,032
(615,012)
          Reclassification of realized amount          (189,593)
58,192         (598)
          Net change in unrealized gain (loss) on
               securities          756,155        541,224
(615,610)

Comprehensive income     $    6,280,645 $    5,794,166 $
3,834,503



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999

               Accumulated
               Other     Total
          Common Stock        Retained  Comprehensive
Stockholders'
     Shares    Amount    Earnings  Income    Equity

Balances, January 1, 1999          2,809,256 $    6,474,241 $
22,832,043     $    66,021    $    29,372,305

Common stock issued (including
     employee gifts of 95 shares)       7,695          54,187
-         -         54,187

Common stock purchased        (14,480)       (37,055)
(271,071)      -         (308,126)

Net change in unrealized gain (loss)
     on securities available for sale, net
     of tax         -         -         -         (615,610)
(615,610)

Net income          -         -         4,450,113      -
4,450,113

Dividends declared - $.44 per share          -         -
(1,233,296)         -         (1,233,296)

Balances, December 31, 1999        2,802,471      6,491,373
25,777,789          (549,589)      31,719,573

Common stock issued (including
     employee gifts of 48 shares)       21,208         172,580
-         -         172,580

Common stock purchased        (15,612)       (36,698)
(327,012)      -         (363,710)

Net change in unrealized gain (loss)
     on securities available for sale, net
     of tax         -         -         -         541,224
541,224

Net income          -         -         5,252,942      -
5,252,942

Dividends declared - $.52 per share          -         -
(1,462,628)         -         (1,462,628)

Balances, December 31, 2000        2,808,067      6,627,255
29,241,091          (8,365)        35,859,981

Common stock issued (including
     employee gifts of 77 shares)       30,553         344,280
-         -         344,280

Common stock purchased        (71,703)       (322,517)
(1,388,960)         -         (1,711,477)

Net change in unrealized gain (loss)
     on securities available for sale, net
     of tax         -         -         -         756,155
756,155

Net income          -         -         5,524,490      -
5,524,490

Dividends declared - $.60 per share          -         -
(1,673,048)         -         (1,673,048)

Balances, December 31, 2001        2,766,917 $    6,649,018 $
31,703,573     $    747,790   $    39,100,381


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31



     2001 2000 1999
Cash flows from operating activities
          Net income     $    5,524,490 $    5,252,942 $
4,450,113
          Adjustments to reconcile net income to net
               cash from operating activities
                         Depreciation and amortization
1,380,148      1,246,826      1,207,402
                         Provision for loan losses
1,068,000      750,000        699,600
                         Securities amortization (accretion), net
155,678        (52,915)       5,293
                         Securities (gains) losses, net
(287,262)      88,169         (906)
                         Originations of loans held for sale
(29,054,241)        (12,588,461)        (22,264,141)
                         Proceeds from sale of loans
27,879,863          15,292,943          24,802,228
                         Gain on sale of mortgage loans
(382,532)      (132,559)      (351,192)
                         Federal Home Loan Bank stock dividends
(248,600)      (252,400)      (226,000)
               Changes in:
                         Interest receivable      754,770
(808,025)      (289,108)
                         Other assets        (99,188)
289,452        (33,731)
                         Interest payable         (612,908)
1,285,735      332,017
                         Other liabilities        573,565
52,791         (50,333)
                                   Net cash from operating
activities          6,651,783      10,424,498          8,281,242

Cash flows from investing activities
          Purchases of securities available for sale
(52,945,350)        (24,858,046)        (38,694,863)
          Proceeds from sales of securities available for sale
12,344,139          17,045,613          17,828,018
          Proceeds from principal payments and maturities
               of securities available for sale        34,325,320
10,685,161          20,393,126
          Purchases of securities held to maturity          -
(632,490)      (349,522)
          Proceeds from maturities of securities held to
               maturity       -         1,113,500      1,616,300
          Net change in loans      (2,083,841)
(34,356,698)        (32,401,646)
          Purchases of bank premises and equipment, net
(3,167,061)         (2,029,097)         (701,261)
          Net cash acquired in branch acquisition      -         -
8,387,089
                    Net cash from investing activities
(11,526,793)        (33,032,057)        (23,922,759)

Cash flows from financing activities
          Net change in deposits        8,099,599      26,249,645
6,840,197
          Net change in securities sold under agreements
               to repurchase and other borrowings      (7,844,411)
(2,412,071)         610,187
          Advances from Federal Home Loan Bank         22,200,000
6,317,000      20,000,000
          Payments on Federal Home Loan Bank advances
(246,349)      (11,265,027)        (361,197)
          Proceeds from issuance of common stock       344,280
172,580        50,135
          Purchase of common stock      (1,711,477)
(363,710)      (304,074)
          Dividends paid      (1,673,048)         (1,462,628)
(1,233,296)
                    Net cash from financing activities
19,168,594          17,235,789          25,601,952


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31



     2001 2000 1999

Net change in cash and cash equivalents $    14,293,584     $
(5,371,770)    $    9,960,435

Cash and cash equivalents at beginning of year         15,344,878
20,716,648          10,756,213

Cash and cash equivalents at end of year     $    29,638,462     $
15,344,878     $    20,716,648

Supplemental disclosures of cash flow information
          Cash paid during the year for:
               Interest expense    $    13,998,845     $
12,311,888     $    10,184,300
                    Income taxes        1,930,000      2,060,803
1,849,988

Supplemental schedules of non-cash investing
     activities
               Real estate acquired through foreclosure     $
118,860   $    205,200   $    426,205
               Transfer of held to maturity portfolio to
                    available for sale       15,231,406          -
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

Estimates in the Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and fair value of financial instruments are particularly subject to change.

Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and certain short-term investments with maturities of less than three months. Generally, federal funds are sold for one-day periods. Net cash flows are reported for loan and deposit transactions.

Securities: The Company is required to classify its securities portfolio into three categories:
trading securities, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading.

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


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current secondary market prices, calculated on the aggregate loan basis. The Company also provides for any losses on uncovered commitments to lend or sell.

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


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock:  Amount is carried at cost.

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



NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives: Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded.

The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 60 to 90 days and are used to offset the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold.
The Company did not have any mandatory forward sales contracts at December 31, 2001 and
2000.

As allowed in conjunction with the adoption of this standard, the Company transferred its entire securities held to maturity portfolio to available for sale. As a result of this transfer and the corresponding adjustment to fair value, on January 1, 2001 securities increased $407,000, other assets decreased $138,000, and accumulated other comprehensive income increased
$269,000.

New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value.
All recorded acquistion intangibles are identified with specific assets. There are no intangible assets identified as goodwill. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

Industry Segments: While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated into one reportable operating segment.

Reclassifications: Certain reclassifications have been made in the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation.



NOTE  2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The reserve requirement at December 31,
2001 and 2000 was $123,000 and $191,000.


NOTE  3 - SECURITIES

Year-end securities are as follows:

     Amortized Unrealized     Unrealized     Fair
     Cost Gains     Losses    Value
Available for Sale

2001
     U. S. Treasury $    7,079,500 $    139,106   $    (1,106)   $
7,217,500
     U. S. government agencies          5,999,478      118,507
-         6,117,985
     States and political subdivisions       19,066,704
574,253        (170,855)      19,470,102
     Mortgage-backed          28,817,956          350,629
(112,170)      29,056,415
     Equity securities        10,463,121          255,528
(25,319)       10,693,330
     Other                    3,047,738      32,753
(27,949)       3,052,542

          Total          $    74,474,497     $    1,470,776 $
(337,399) $    75,607,874

2000
     U. S. Treasury $    14,969,462     $    24,045    $
(1,632)   $    14,991,875
     U. S. government agencies          4,999,043      40,332
(10,835)       5,028,540
     States and political subdivisions       3,271,701      94,396
-         3,366,097
     Mortgage-backed          22,876,407          140,385
(139,105)      22,877,687
     Equity securities        2,230,037      96,117
(256,038)      2,070,116
     Other                    4,488,966      -         (342)
4,488,624

          Total          $    52,835,616     $    395,275   $
(407,952) $    52,822,939

Held to Maturity

2000
     State and political subdivisions   $    15,231,406     $
416,441   $    (9,662)   $    15,638,185




NOTE  3 - SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2001, by category and contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.


     Amortized Fair
     Cost Value
Available for Sale
     Due in one year or less  $    5,821,150 $    5,979,485
     Due after one year through five years        15,353,469
15,721,369
     Due after five years through ten years       6,467,443
6,687,877
     Due after ten years      7,551,358      7,469,398
                                             35,193,420
35,858,129

     Mortgage-backed          28,817,956          29,056,415
     Equity                             10,463,121
10,693,330

          Total                         $    74,474,497     $
75,607,874

Proceeds from sales of securities during 2001, 2000 and 1999 were $12,344,139, $17,045,613 and
$17,828,018.  Gross gains of $288,105, $42,704 and $29,674 and gross losses of $843, $130,873 and
$28,768, were realized on those sales.

Securities with an approximate carrying value of $52,707,000 and $54,829,000 at December 31,
2001 and 2000, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.



NOTE  4 - LOANS

Loans at year-end were as follows:

                    2001 2000

Commercial          $    18,617,714     $    17,452,151
Real estate construction      12,301,704          15,269,683
Real estate mortgage          166,322,768         162,305,751
Agricultural             53,640,436          52,008,373
Consumer                 21,951,943          24,807,486
Other                         338,237        434,332

                    $    273,172,802    $    272,277,776

Activity in the allowance for loan losses was as follows:

     2001 2000 1999

Beginning balance   $    3,388,380 $    3,102,800 $    2,734,589
Charge-offs              (1,145,942)         (558,552)
(410,245)
Recoveries                    75,987         94,132         78,856
Provision for loan losses          1,068,000      750,000
699,600

Ending balance $    3,386,425 $    3,388,380 $    3,102,800

Impaired loans totaled $964,000 and $395,000 at December 31, 2001 and 2000. The average recorded investment in impaired loans during 2001, 2000 and 1999 was $457,000, $224,000 and
$244,000. The total allowance for loan losses related to these loans was $249,000 and $117,000 at
December 31, 2001 and 2000.   Interest income on impaired loans of
$31,000, $11,000 and $18,000
was recognized for cash payments received in 2001, 2000 and 1999.

Nonperforming loans were as follows:
     2001 2000 1999

Loans past due over 90 days still on accrual $    1,278,000 $
1,365,000 $    549,000
Nonaccrual loans         935,000        307,000        63,000

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.



NOTE  4 - LOANS (Continued)

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately
$86,527,000 and $101,893,000 at December 31, 2001 and 2000.
Custodial escrow balances
maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $683,000 and $682,000 at December 31, 2001 and 2000.

Changes in mortgage servicing rights were as follows:

     2001 2000 1999

Beginning balance   $    521,467   $    606,487   $    533,822
Additions                81,619         69,885         228,016
Amortization             (140,019)      (154,905)      (155,351)

Ending balance $    463,067   $    521,467   $    606,487

Certain directors and executive officers of the Company and companies in which they have beneficiary ownership were loan customers of the Bank during 2001 and 2000. Such loans were made in the ordinary course of business at the Bank's normal credit terms and interest rates. An analysis of the activity with respect to all director and executive officer loans is as follows:

     2001 2000

Balance, beginning of year    $    1,478,000 $    1,174,000
Additions, including loans now meeting
     disclosure requirements       1,514,000      893,000
Amounts collected, including loans no
     longer meeting disclosure requirements       (1,463,000)
(589,000)

Balance, end of year     $    1,529,000 $    1,478,000



NOTE  5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:


     2001 2000

Land and buildings  $    10,773,183     $    8,588,831
Furniture and equipment       7,941,210      6,958,501
                         18,714,393          15,547,332
Less accumulated depreciation      (8,209,489)         (7,248,828)

                    $    10,504,904     $    8,298,504

Depreciation expense was $960,661, $812,453 and $766,117 in 2001,
2000, and 1999.


NOTE  6 - DEPOSITS

At December 31, 2001, the scheduled maturities of time deposits are as follows:

                              2002           $    146,536,700
                              2003                9,620,845
                              2004                4,627,077
                              2005                822,602
                              2006                536,980

Certain directors and executive officers of the Company and companies in which they have beneficiary ownership, are deposit customers of the Bank. The amount of these deposits was approximately $861,000 and $812,000 at December 31, 2001 and 2000.




NOTE  7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to 35 days from the transaction date. The securities underlying the agreements are maintained in a third-party custodian's account under a written custodial agreement.
Information concerning securities sold
under agreements to repurchase for 2001 and 2000 is summarized as follows:

     2001 2000

Average daily balance during the year        $    3,303,000 $
8,726,000
Average interest rate during the year             3.35%
5.53%
Maximum month-end balance during the year         $    5,164,000 $
12,310,000


NOTE  8 - FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Bank to borrow advances from the FHLB. At December 31, 2001 and 2000, $43,597,929 and $21,644,278 represented the balance due on advances from the
FHLB.   All advances are paid
either on a monthly basis or at maturity, over remaining terms of one month to fourteen years,
with fixed interest rates ranging from 2.32% to 7.23%.   The Bank
also has letters of credit from the
FHLB totaling $16,200,000 at December 31, 2001 for the purpose of securing public deposits.
Advances and letters of credit are secured by the FHLB stock and substantially all first mortgage loans.

Scheduled principal payments due on advances during the years subsequent to December 31,
2001 are as follows:

               2002      $    11,947,651
               2003      4,826,198
               2004      15,531,519
               2005      5,033,804
               2006      5,036,256
               Thereafter          1,222,501

                    $    43,597,929




NOTE  9 - INCOME TAXES

Income tax expense was as follows:
     2001 2000 1999

Current             $    1,878,784 $    1,782,641 $    1,697,291
Deferred                 105,194        248,804        22,394

                    $    1,983,978 $    2,031,445 $    1,719,685

Year-end deferred tax assets and liabilities were due to the following. No valuation allowance for the realization of deferred tax assets is considered necessary.
     2001 2000
Deferred tax assets
     Allowance for loan losses     $    952,005   $    958,814
     Unrealized loss on investment securities          -
4,310
     Core deposit intangibles      215,651        186,149
     Other                         62,610         11,704

Deferred tax liabilities
     Unrealized gain on securities      (385,587)      -
     Bank premises and equipment        (234,934)      (146,734)
     FHLB stock          (626,331)      (541,807)
     Mortgage servicing rights          (157,443)      (177,299)
     Other                         (80,389)       (54,464)

          Net deferred tax asset (liability) $    (254,418) $
240,673

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:
     2001 2000 1999

U. S. federal income tax rate 34.0%     34.0%     34.0%

Changes from the statutory rate
     Tax-exempt investment income  (5.2)     (5.9)     (7.2)
     Non-deductible interest expense related to
          carrying tax-exempt investments    .6   .8   .8
     Rehabilitation tax credit     (2.1)     -    -
     Other             (.9)   (1.0)         .3

                    26.4%     27.9%     27.9%



NOTE  10 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

     2001 2000 1999
Basic Earnings Per Share
     Net income          $    5,524,490 $    5,252,942 $
4,450,113
     Weighted average common shares
          outstanding         2,790,238      2,811,565
2,803,276
     Basic earnings per share $    1.98 $    1.87 $    1.59

Diluted Earnings Per Share
     Net income          $    5,524,490 $    5,252,942 $
4,450,113
     Weighted average common shares
          outstanding         2,790,238      2,811,565
2,803,276
     Add dilutive effects of assumed exercise of
          stock options       47,080         56,600         64,667
     Weighted average common and dilutive
          potential common shares outstanding          2,837,318
2,868,165      2,867,943
     Diluted earnings per share    $    1.95 $    1.83 $    1.55

Stock options for 14,300 and 96,000 shares common stock were excluded from 2001 and 2000 diluted earnings per share because their impact was antidilutive.


NOTE  11 - RETIREMENT PLANS

The Company has a defined benefit pension plan covering
substantially all of its employees. The
Company's funding policy is to contribute annually the maximum amount that can be deducted
for federal income tax purposes.   Benefits are based on one
percent of employee average earnings
for the previous five years times years of credited service.



NOTE  11 - RETIREMENT PLANS (Continued)

Information about the pension plan was as follows:
     2001 2000
Change in benefit obligation:
     Beginning benefit obligation  $    3,130,826 $    2,732,093
     Service cost             240,644        221,305
     Interest cost            219,979        191,676
     Actuarial adjustment          51,306         42,126
     Benefits paid            (59,498)       (56,374)
          Ending benefit obligation          3,583,257
3,130,826

Change in plan assets, at fair value:
     Beginning plan assets         3,118,137      2,953,831
     Actual return       (68,643)       (40,539)
     Employer contribution         289,475        261,219
     Benefits paid            (59,498)       (56,374)
          Ending plan assets       3,279,471      3,118,137

Funded status            (303,786)      (12,689)
Unrecognized net actuarial (gain) loss       126,254
120,465
Unrecognized prior transition asset          (2,601)
(2,973)

Net pension (liability) prepaid benefit $    (180,133) $
104,803

Net periodic pension cost include the following components:

     2001 2000 1999

Service cost   $    240,644   $    221,305   $    188,925
Interest cost       219,979        191,676        169,649
Expected return on plan assets          (246,285)      (233,428)
(198,239)
Amortization of transition asset        (372)          (372)
(372)

Net periodic cost   $    213,966   $    179,181   $    159,963

Discount rate on benefit obligation          7%        7%
7%

Long-term expected rate of return on
     plan assets         8%        8%        8%

Rate of compensation increase      5%        5%        5%



NOTE  11 - RETIREMENT PLANS (Continued)

The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company's Board of Directors. Expense recognized in connection with the plan was $237,661, $224,106 and $165,087 in 2001, 2000 and 1999.


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

Summary of stock option transactions are as follows:

          2001           2000           1999
     Weighted  Weighted  Weighted
     Option     Option   Option
     Options   Price     Options   Price     Options   Price

Outstanding, beginning of year     131,730   $14.32    148,940
$13.17    130,760   $11.36
Granted                  4,160     23.58     3,950     24.30
25,780    20.62
Expired                  (3,334)   18.34     -    -    -    -
Exercised                (29,072)  10.92          (21,160)  8.11
(7,600)       7.13
Outstanding, end of year 103,484   $15.52    131,730   $14.32
148,940   $13.17

Weighted remaining contractual
     life                62.3 months         66.4 months
70.6 months



NOTE  12 - STOCK OPTION PLAN (Continued)

     2001 2000 1999
Options outstanding
     From $4.25 to $6.38 per share                     -
5,800               19,600
     From $8.63 to $11.14 per share                         16,880
26,980              30,480
     From $12.00 to $15.50 per share                   53,420
66,540              69,900
     From $18.00 to $26.00 per share                   33,184
32,410              28,960
                              103,484        131,730   148,940

Eligible for exercise
     From $4.25 to $6.38 per share           -         5,800
19,600
     From $8.63 to $11.14 per share               16,880
26,980         30,480
     From $12.00 to $15.50 per share              41,780
41,140              31,740
     From $18.00 to $26.00 per share              13,240
8,116               2,680
                    71,900         82,036              84,500

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting periods. The pro forma effect on net income and earnings per share of this statement are as follows:

     2001 2000 1999
Net income
     As reported         $    5,524,490 $    5,252,942 $
4,450,113
     Pro forma           5,447,742      5,162,251      4,368,134

Basic earnings per share
     As reported    $    1.98 $    1.87 $    1.59
     Pro forma      1.94      1.84      1.56

Diluted earnings per share
     As reported    $    1.95 $    1.83 $    1.55
     Pro forma      1.91      1.80      1.53

Weighted averages
     Fair value of options granted $    4.58 $    6.56 $    5.14
     Risk free interest rate       4.93%          6.62%
4.82%
     Expected life       8 years        8 years        8 years
     Expected volatility      13.10%         11.61%         18.17%
     Expected dividend yield       2.54%          2.14%
2.13%



NOTE  13 - LIMITATION ON BANK DIVIDENDS

The Company's principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. During 2002 the Bank could, without prior approval, declare dividends of approximately $4,235,000 plus any 2002 net profits retained to the date of the dividend declaration.


NOTE  14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at December 31, 2001 and 2000 are as follows:

          2001           2000
     Carrying       Carrying
     Amount    Fair Value     Amount    Fair Value
     (In Thousands)
Financial assets
     Cash and cash equivalents     $    29,638    $    29,638    $
15,345    $    15,345
     Securities          75,608         75,608         68,054
68,461
     Mortgage loans held for sale       2,343          2,392
868       890
     Loans, net          269,786        274,929        268,889
267,801
     FHLB stock          3,847          3,847          3,598
3,598
     Interest receivable      3,507          3,507          4,262
4,262

Financial liabilities
     Deposits  $    308,915   $    311,191   $    300,816   $
302,423
     Securities sold under
          agreements to repurchase
          and other borrowings          1,602          1,602
9,446          9,446
     FHLB advances       43,598         44,752         21,644
21,847
     Interest payable         2,815          2,815          3,427
3,427



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


NOTE  15 - OFF-BALANCE SHEET ACTIVITIES AND COMMITMENTS

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

Financial instruments with off-balance sheet risk were as follows at year-end:

     2001 2000

Unused lines of credit   $    42,252,000     $    33,901,000
Commitments to make loans          2,049,000      1,137,000
Letters of credit        495,000        856,000

Unused lines of credit are substantially all at variable rates.
Commitments to make loans are
generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 5.75% to 7.00% with maturities ranging from 15 to 30 years and are intended to be sold.




NOTE  15 - OFF-BALANCE SHEET ACTIVITIES AND COMMITMENTS
(Continued)

At December 31, 2001, the Company's mortgage banking activities included commitments to extend credit, primarily representing fixed rate mortgage loans, totaling $6,870,000. The commitments are generally for a period of 60 to 90 days and are at
market rates.   Commitments to
extend credit of $2,647,000 and loans held for sale of $599,000 were not covered by sales contracts and are therefore exposed to changes in underlying interest rates until sales contracts are entered into, the customer withdraws from the commitment or the loan is sold. The Company provides for any losses on uncovered loans and commitments to lend or sell. At December 31, 2001, no such provisions were required.


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

Quantitative measures established by regulation to ensure capital adequacy require the
Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31,
2001 and 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.



NOTE  17 - STOCKHOLDER'S EQUITY (Continued)

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



Capitalized



Under Prompt


For Capital
Corrective

Actual
Adequacy Purposes
Action Provisions

Amount
Ratio
Amount
Ratio
Amount
Ratio
2001
(Dollars in Thousands)
Consolidated






  Total Capital (to Risk-Weighted Assets)
$    40,900
     14.4%
$    22,683
     8%
$    28,354
     10%
  Tier I Capital (to Risk-Weighted Assets)
     37,410
     13.2
     11,342
     4
     17,012
     6
  Tier I Capital (to Average Assets)
     37,410
     9.6
     15,540
     4
     19,426
     5







Bank Only






  Total Capital (to Risk-Weighted Assets)
$    35,775
     12.7%
$    22,545
     8%
$    28,182
     10%
  Tier I Capital (to Risk-Weighted Assets)
     32,383
     11.5
     11,273
     4
     16,909
     6
  Tier I Capital (to Average Assets)
     32,383
     8.4
     15,423
     4
     19,279
     5

2000

Consolidated






  Total Capital (to Risk-Weighted Assets)
$    37,784
     14.3%
$    21,093
     8%
$    26,366
     10%
  Tier I Capital (to Risk-Weighted Assets)
     34,488
     13.1
     10,546
     4
     15,820
     6
  Tier I Capital (to Average Assets)
     34,488
     9.3
     14,848
     4
     18,560
     5







Bank Only






  Total Capital (to Risk-Weighted Assets)
$    33,125
     12.7%
$    20,908
     8%
$    26,135
     10%
  Tier I Capital (to Risk-Weighted Assets)
     29,858
     11.4
     10,454
     4
     15,681
     6
  Tier I Capital (to Average Assets)
     29,858
     8.1
     14,752
     4
     18,441
     5



NOTE  18 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31

     2001 2000
     (In Thousands)
ASSETS
Cash on deposit with subsidiary    $    3,510     $    2,710
Investment in subsidiary      33,931         31,230
Securities available for sale      1,759          1,820
Other assets             (100)          100

Total assets        $    39,100    $    35,860


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities              $    -    $    -

Stockholders' equity
     Preferred stock          -         -
     Common stock        6,649          6,627
     Retained earnings        31,703         29,241
     Accumulated other comprehensive income       748       (8)

Total liabilities and stockholders' equity   $    39,100    $
35,860



NOTE  18 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statements of Income and Comprehensive Income
Years Ended December 31

     2001 2000 1999
     (In Thousands)
Income
     Dividends from subsidiary     $    3,280     $    3,160     $
2,700
     Securities gains (losses), net          72        (17)      -
     Interest income          44        61        28
          Total income        3,396          3,204          2,728

Expenses
     Other expenses      39        39        53

Income before income taxes and equity in
     undistributed income of subsidiary      3,357          3,165
2,675

Applicable income tax (expense) benefits          (26)      46
9

Income before equity in undistributed
     income of subsidiary          3,331          3,211
2,684

Equity in undistributed income of subsidiary      2,193
2,042          1,766

Net income               5,524          5,253          4,450

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities arising
          during the period        946       483       (615)
     Reclassification of realized amount          (189)
58        -

     Net change in unrealized gain (loss) on securities
757       541       (615)

Comprehensive income     $    6,281     $    5,794     $    3,835





NOTE  18 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows
Years Ended December 31

     2001 2000 1999
     (In Thousands)
Cash flows from operating activities
     Net income          $    5,524     $    5,253     $    4,450
     Adjustments to reconcile net income to net
          cash from operating activities
               Equity in undistributed earnings of
                    subsidiary          (2,193)        (2,042)
(1,766)
               Securities (gains) losses, net          (72)
17        -
               Change in other assets        72        (37)
(3)
                    Net cash from operating activities      3,331
3,191          2,681

Cash flows from investing activities
     Purchase of securities available for sale         (311)
(1,071)        (555)
     Proceeds from sales of securities available for sale
820       638       -
          Net cash from investing activities      509       (433)
(555)

Cash flows from financing activities
     Dividends paid      (1,673)        (1,463)        (1,233)
     Proceeds from issuance of common stock       344       173
50
     Purchase of common stock      (1,711)        (364)
(304)
          Net cash from financing activities      (3,040)
(1,654)        (1,487)

Net change in cash       800       1,104          639

Cash at beginning of year          2,710          1,606
967

Cash at end of year $    3,510     $    2,710     $    1,606



NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Interest  Net Interest   Net  Earnings Per Share
     Income    Income    Income    Basic     Fully Diluted
2001
     First quarter  $    7,289     $    3,627     $    1,281     $
..46  $    .45
     Second quarter      7,181          3,713          1,438
..51       .50
     Third quarter       6,982          3,706          1,360
..49       .48
     Fourth quarter      6,594          3,614          1,445
..52       .52

2000
     First quarter  $    6,534     $    3,510     $    1,308     $
..47  $    .46
     Second quarter      6,933          3,743          1,312
..46       .45
     Third quarter       7,350          3,768          1,297
..46       .45
     Fourth quarter      7,390          3,589          1,336
..48       .47








REPORT OF INDEPENDENT AUDITORS



Board of Directors
Bourbon Bancshares, Inc.
Paris, Kentucky



We have audited the accompanying consolidated balance sheets of Bourbon Bancshares, Inc. as of
December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United
States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bourbon Bancshares, Inc. as of December 31, 2001 and
2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the
United States of America.

As disclosed in Note 1 to the consolidated financial statements, on January 1, 2001 the Company changed its method of accounting for derivative instruments and hedging activities to comply with new accounting guidance.



     Crowe, Chizek and Company LLP

Lexington, Kentucky
January 17, 2002




MEET OUR OFFICERS.
BOURBON COUNTY.
PARIS
SENIOR MANAGEMENT
Buckner Woodford - President and CEO
Norman J. Fryman - Sr. Vice President, Director of Lending
James P. Shipp, Jr. - Sr. Vice President, Branch Administration
Greg Dawson - Vice President, Chief Financial Officer
Brenda Bragonier - Vice President, Director of Marketing    and
Human Resources

OFFICERS
Brenda Berry - Accountant
Rita Bugg - Vice President, Loan Officer
Wallis Brooks - Branch Manager
Patty Carpenter - Assistant Vice President, Loan Operations
Officer
R.W. Collins, Jr. - Vice President, Loan Officer
Cynthian Criswell - Data Processing
Hugh Crombie - Vice President, Operations
Nancye Fightmaster - Assistant Vice President, Loan Officer
David Foster - Vice President, Loan Officer
Janice Hash - Accountant and Purchasing Agent
Cathy Hill  - Assistant Vice President, Loan Officer
Perry Ingram - Network Administrator
Bill Leaver - Network Administrator
Jane Mogge - Head Bookkeeper
Jean Patton - Compliance,CRA,Quality Control
Bill Reynolds - Vice President, Trust Officer
Donald Roe - Data Processing
Rowena Ruff - Investment Advisor
Lydia Sosby - Corporate and Automated Products Officer
Judy Taylor - Human Resource Manager
Diana Thornell - Assistant Trust Officer
Rick Wagner - Maintenance Supervisor
George Wilder - Vice President, Loan Officer
Buck Woodford, V. - Management Trainee, Investment Officer
Martha Woodford - Assistant Vice President, Corporate and
Automated Products Officer
Jan Worth - Trust Officer

Lexington Road Branch
Susan A. Lemons - Branch Manager, Loan Officer

Pleasant Street Branch
Philip Hurst - Assistant Branch Manager

CLARK COUNTY.
WINCHESTER
Darryl Terry - Vice President, Regional Manager
Ron Burden, Vice President, Loan Officer
Teresa Shimfessel - Assistant Vice President, Loan Officer
Becky Taulbee - Assistant Vice President, Loan Officer
Carolyn Wilkins - Overdraft Management Officer




WOODFORD COUNTY.
VERSAILLES
Duncan Gardner - Vice President, Regional Manager
A.J. Gullett - Assistant Vice President, Loan Officer

SCOTT COUNTY.
SHOWALTER DRIVE BRANCH
J. Mark Walls - Vice President, Regional Manager
Ben Sargent - Assistant Vice President, Loan Officer

PARIS PIKE BRANCH
Jennifer Roberts - Assistant Vice President, Branch Manager, Loan
Officer

JESSAMINE COUNTY.
NICHOLASVILLE
Michael Lovell - Vice President, Regional Manager
Jeanie Thompson - Office Manager & CSR
Rick Walling - Assistant Vice President, Loan Officer

WILMORE
Freida Lear, Branch Manager, Loan Officer

HARRISON COUNTY.
CYNTHIANA
Ken DeVasher - Vice President, Regional Manager
Paul Clift - Assistant Vice President, Loan Officer




Kentucky Bank - Board of Directors.

Buckner Woodford
President and Chief Executive Officer,

Joe Allen
Retired - Executive Vice President, Kentucky Bank

William M. Arvin
Attorney

James L. Ferrell, M.D.
Physician

Henry Hinkle
President, Hinkle Contracting Company

Tricia Kittinger
Woodford Circuit Clerk

Theodore Kuster
Farmer and Thoroughbred Breeder

Joseph B. McClain
President; Hopewell Insurance Company, Inc.

Eva McDaniel
Jessamine County Clerk

William R. Stamler
Chairman, Signal Investments, Inc.

James Taulbee
Farmer

Robert G. Thompson
Executive Director, Paris-Bourbon County YMCA, Snow Hill Farm

Everett Varney
Mayor, Georgetown

Gerald M. Whalen
President, Whalen and Company



REGIONAL BOARD OF DIRECTORS
CLARK COUNTY

Mary Beth Hendricks
Director of Clark County Child Support Services

Donald Pace
Consultant to Clark County Schools

John G. Roche
Optician

Ed Saunier
President, Saunier North American, Inc.

James Taulbee
Farmer


REGIONAL BOARD OF DIRECTORS
HARRISON COUNTY

Bruce Florence
Director, Licking Valley College

Brad Marshall
Farmer

Joel Techau
CEO-Techau Inc.

Gerald M. Whalen
President, Whalen and Company


REGIONAL BOARD OF DIRECTORS
JESSAMINE COUNTY

William M. Arvin
Attorney

Dan Brewer
Bluegrass RECC

Tom Buford
Kentucky Senator

Eva McDaniel
Jessamine County Clerk

Jonah Mitchell
President, Jonah Mitchell Real Estate and Auction Company




REGIONAL BOARD OF DIRECTORS
SCOTT COUNTY

Dr. Gus Bynum
Physician

Mike Hockensmith
Owner and President, The Hockensmith Agency, Inc.

R.C. Johnson, Jr.
Owner and President; Johnson's Funeral Home

George Lusby
County Judge Executive

Everette Varney
Mayor, Georgetown


REGIONAL BOARD OF DIRECTORS
WOODFORD COUNTY

Loren Carl
Director, Kentucky Attorney General's Office

Dr. William Graul
Physician

James Kay
Businessman, Farmer

Tricia Kittinger
Woodford Circuit Clerk





Bourbon Bancshares, Inc.
Board of Directors

Buckner Woodford
President and Chief Executive Officer,
Kentucky Bank and Bourbon Bancshares, Inc.
Class of 2003

William R. Stamler
Chairman, Signal Investments, Inc.
Class of 2003

Henry Hinkle
President, Hinkle Contracting Corporation
Class of 2002

Robert G. Thompson
Executive Director, Paris/Bourbon County YMCA; Snow Hill Farm
Class of 2002

Theodore Kuster
Farmer and Thoroughbred Breeder, West View Farm
Class of 2002

James L. Ferrell, M.D.
Physician; Chairman, Bourbon Bancshares, Inc.
Class of 2004

William M. Arvin
Attorney, William M. Arvin Associates
Class of 2004




Exhibit 21     Subsidiaries of Registrant

Bourbon Bancshares, Inc.'s Subsidiary

Kentucky Bank



EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Form S-
8
Registration Statement No. 333-92725 of Bourbon Bancshares, Inc., of our report dated January 17, 2002 on the consolidated financial statements of
Bourbon Bancshares, Inc. as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 as included in the registrant's annual report on Form 10-K.


/s/Crowe, Chizek and Company LLP
Crowe, Chizek and Company LLP

Lexington, Kentucky
March 28, 2002




Exhibit 99.1   Proxy Statement

BOURBON BANCSHARES, INC
400 Main Street
Paris, Kentucky 40361

NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
TO BE HELD MAY 1, 2002

                                        March 26, 2002

To our Shareholders:

The annual meeting of the shareholders of Bourbon Bancshares, Inc
(the "Company") will be held
on Wednesday, May 1, 2002 at 11:00 a.m. local time, at the Main
Office of Kentucky Bank at Main
and Fourth Streets, Paris, Kentucky, for the purposes of:

1.   Election of directors: To elect three Class III directors

2. Other Business: To act upon such other matters as may properly be brought before the Annual
Meeting or any adjournment thereof. The Board of Directors does not know of any other matter to come before the Annual Meeting.

Information regarding the matters to be acted upon at the Annual
Meeting is contained in the Proxy
statement accompanying this Notice. Only those holders of record of the corporation's common stock at the close of business on March 25, 2002, are entitled to notice of and to vote at the Annual
Meeting and any adjournment thereof.

All Shareholders are cordially invited to attend the Annual
Meeting, but whether or not you expect
to attend the Annual Meeting in person, please sign and date the enclosed Proxy and return it promptly so your stock may be voted.

Thank you for your time and consideration. Please feel free to contact my office should you have any questions.

                    BY ORDER OF THE BOARD OF DIRECTORS

                    /s/Buckner Woodford
                    Buckner Woodford
                    President, Bourbon Bancshares, Inc.

YOUR VOTE IS IMPORTANT

PLEASE MARK, SIGN, DATE AND RETURN THE ACCOMPANYING PROXY
IMMEDIATELY
EVEN IF YOU PLAN TO ATTEND THE ANNUAL MEETING.




BOURBON BANCSHARES, INC.

PROXY STATEMENT

INTRODUCTION

     This Proxy Statement is being furnished to shareholders of Bourbon Bancshares, Inc., a Kentucky Corporation (the
"Company"), in connection with the solicitation of proxies by the Board of Directors of the Company (the "Board") from holders of record of the Company's outstanding Common Shares (the "Common Shares") as of the close of business on March 25, 2002 (the "Annual Meeting Record Date"), for use at the Annual Meeting of Shareholders of the Company (the
"Annual Meeting") to be held on Wednesday, May 1, 2002, at 11:00 a.m. (Eastern Daylight Time) at the Company's Main
Office Board Room of Kentucky Bank, Fourth and Main Streets, Paris, Kentucky, and at any adjournment or postponement thereof. This Proxy Statement is first being mailed to the Company's shareholders on or about March 26, 2002. The principal executive offices of the Company are located at Fourth and Main Streets, Paris, Kentucky 40361. Its telephone number is (859) 987-1795.

Purposes of the Annual Meeting

     At the Annual Meeting, holders of Common Shares will be asked to consider and to vote upon the following matters:

(1)  To elect three Class III directors:
     (2) To transact such other business as may properly come before the meeting.

     The Board recommends that shareholders vote FOR the election of the Board's nominees for Class III directors.
As of the date of this Proxy Statement, the Board knows of no other business to come before the Annual Meeting.

Voting Rights and Proxy Information

     Only holders of record of Common Shares as of the close of business on the Annual Meeting Record Date will be entitled to notice of and to vote at the Annual Meeting or any adjournment or postponement thereof. As of December 31, 2001, there were 2,766,917 Common Shares outstanding and entitled to vote at the Annual Meeting. The presence either in person or by properly executed proxy, of the holders of a majority of the outstanding Common Shares as of the Annual
Meeting Record Date is necessary to constitute a quorum at the Annual Meeting. Holders of Common Shares are entitled to one vote per share on any matter, other than the election of directors, that may properly come before the Annual
Meeting. In the election of directors, holders of Common Shares have cumulative voting rights whereby each holder is entitled to vote the number of Common Shares owned multiplied by two (the number of directors to be elected at the Annual Meeting), and each holder may cast the whole number of votes for one candidate or distribute such votes among two or more candidates. The Board of Directors is soliciting discretionary authority for the individuals appointed in the proxies to cumulate votes represented by properly executed proxies and to vote for less than all the Company's nominees to the Board if deemed appropriate to ensure the election of as many of the Company's nominees to the Board as possible.



     Those persons receiving the three highest number of votes in the election of directors (net of any votes against their election) will be elected to the Board.

     All Common Shares that are represented at the Annual Meeting by properly executed proxies received prior to or at the Annual Meeting and not revoked will be voted at the Annual Meeting in accordance with the instructions indicated in such proxies. If no instructions are indicated, such proxies will be voted "FOR" (I) the election of the Board's three nominees as Class III directors of the Company (or, if deemed appropriate by the individuals appointed in the proxies, cumulatively voted for less than all of the Board's nominees).

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

ITEM 1 -- ELECTION OF DIRECTORS

     Under the Company's Articles of Incorporation, the Board of Directors consists of three different classes (Class I, Class II and Class III), each to serve, subject to the provisions of the Articles of Incorporation and Bylaws for a three year term and until his successor is duly elected and qualified.
Except as listed below, each nominee for a Class III directorship has held the specified position for the last five years. The names of the nominees proposed for election as Class III directors, all of whom are presently directors of the Company, are set forth below. The Company is not aware of any other individual who may be nominated for election to the Board of Directors at the Annual Meeting.

Henry Hinkle is president of Hinkle Contracting Corporation. He became a director in 1989.

Theodore Kuster owns West View Farm and is a thoroughbred breeder. He became a director in 1979.

Robert G. Thompson serves as director of the Paris/Bourbon County
YMCA.  He became a director in 1991.

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

     The Board recommends that shareholders vote "FOR" each of the above nominees for election as Class III directors of the Company.







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


March 26, 2002




This Proxy Form is Solicited by the Board of Directors

Bourbon Bancshares, Inc.
Paris, Kentucky


     The undersigned hereby appoints Buckner Woodford and William Reynolds, or either one of them (with full power to act alone), my proxy, each with the power to appoint his substitute, to represent me to vote all of the Corporation's Common Stock which I held of record or am otherwise entitled to vote at the close of business on March
25, 2002, at the 2002 Annual Meeting of Shareholders to be held on May 1, 2002 and at any adjournments thereof, with all powers the undersigned would possess if personally present, as follows:

I    ELECTION OF DIRECTORS

__   FOR all nominees listed below (except as otherwise indicated
below)

__   AGAINST all nominees listed below


                   Henry Hinkle, Theodore Kuster, Robert Thompson


(INSTRUCTION: To withhold authority to vote for any individual nominee, write the nominee's name on the line)



II         OTHER BUSINESS.  In their discretion, the Proxies are
authorized to act upon such other matters
             As may properly be brought before the Annual Meeting or any adjournment thereof.


             THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" ALL OF
THE NOMINEES
LISTED IN ITEM I.

(PLEASE DATE, MARK, SIGN AND RETURN IMMEDIATELY)

             This proxy form relates to ALL shares owned by the undersigned.

             This proxy form is solicited by the Board of Directors and will be voted as specified and in accordance with the accompanying proxy statement. If no instruction is indicated, this proxy form will be voted "FOR" all of the nominees listed in Item 1.

              Please sign exactly as name appears. When shares are held by joint tenants, both should sign.
When signing as attorney, as executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign full corporate name by President or other authorized officer. If a partnership, please sign partnership name by authorized person.

DATE___________, 2002
________________________________
                              Signature


________________________________
                              Signature if held jointly
6

23

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998



72


42

BOURBON BANCSHARES, INC.


See accompanying notes.

43.


See accompanying notes.

44.


See accompanying notes.

47.


(Continued)

48.


See accompanying notes.

49.
BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999




(Continued)

68.




86.