Form 10-Q
period 2002-03-31
BOURBON BANCSHARES INC /KY/
filed 2002-05-15
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Number of shares of Common Stock outstanding as of April 30, 2002:
2,766,641.


BOURBON BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

		Consolidated Balance Sheets					  3

		Consolidated Statements of Income and
 Comprehensive Income						  4

		Consolidated Statements of Changes in
		 Stockholders' Equity						  5

		Consolidated Statements of Cash Flows			  6

		Notes to Consolidated Financial Statements		  7

Item 2.     Management's Discussion and Analysis of Financial
		Condition and Results of Operations				 10

Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk								 16

Part II - Other Information							 18

Signatures										 18

Exhibits
11	Earnings Per Share Calculation				 19




Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)


(thousands)
3/31/2002
12/31/2001
Assets


  Cash and due from banks
 $ 12,306
 $ 15,229
  Federal funds sold
    3,610
   14,409
    Cash and cash equivalents
   15,916
   29,638
  Investment securities:


    Available for sale
   87,956
   75,608



  Mortgage loans held for sale
    1,130
    2,343
  Loans
  272,584
  273,173
  Allowance for loan losses
   (3,468)
   (3,386)
    Net loans
  269,116
  269,787
  Federal Home Loan Bank stock
    3,889
    3,846
  Bank premises and equipment, net
   10,338
   10,505
  Interest receivable
    3,173
    3,507
  Intangible assets
    1,334
    1,406
  Other assets
      848
      617
    Total assets
 $393,700
 $397,257



Liabilities and Stockholders' Equity


  Deposits


    Non-interest bearing
 $ 49,718
 $ 47,623
    Time deposits, $100,000 and over
   35,874
   41,672
    Other interest bearing
  218,242
  219,620
      Total deposits
  303,834
  308,915
  Securities sold under agreements to repurchase
    1,402
      683



  Other borrowed funds
    1,756
      919
  Federal Home Loan Bank advances
   43,013
   43,598
  Interest payable
    2,281
    2,815
  Other liabilities
    1,531
    1,227
    Total liabilities
  353,817
  358,157



  Stockholders' equity


  Common stock
    6,670
    6,649
  Retained earnings
   32,453
   31,703
  Accumulated other comprehensive income
      760
      748
    Total stockholders' equity
   39,883
   39,100
    Total liabilities & stockholders' equity
 $393,700
 $397,257



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (unaudited) (thousands, except per share amounts)
 Three Months Ending

3/31/2002
3/31/2001
INTEREST INCOME:


  Loans, including fees
 $  5,236
 $  6,127
  Investment securities
      924
      987
  Other
       73
      112
    Total interest income
    6,233
    7,226
INTEREST EXPENSE:


  Deposits
    2,009
    3,188
  Other
      598
      474
    Total interest expense
    2,607
    3,662
  Net interest income
    3,626
    3,564
  Loan loss provision
      201
      192
  Net interest income after provision
    3,425
    3,372
OTHER INCOME:


  Service charges
      903
      820
  Loan service fee income
       57
       68
  Trust department income
       98
      101
  Investment securities gains (losses), net
       39
       18
  Gain on sale of mortgage loans
       82
       75
  Other
      242
      183
    Total other income
    1,421
    1,265
OTHER EXPENSES:


  Salaries and employee benefits
    1,637
    1,474
  Occupancy expenses
      481
      453
  Amortization of intangibles
      101
      104
  Advertising and marketing
       75
      107
  Taxes other than payroll, property and income
       99
       88
  Other
      595
      600
    Total other expenses
    2,988
    2,826
  Income before taxes
    1,858
    1,811
  Income taxes
      562
      530
Net income
 $  1,296
 $  1,281



Other Comprehensive Income, net of tax:


Change in Unrealized Gains on Securities
       12
      649



Comprehensive Income
 $  1,308
 $  1,930



Earnings per share


Basic
 $   0.47
 $   0.46
Diluted
     0.46
     0.45



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)


(thousands, except number of shares)









Accumulated





Other
Total

----Common Stock----
Retained
Comprehensive
Stockholders'

Shares
Amount
Earnings
Income
Equity






Balances, December 31, 2001
 2,766,917
 $   6,649
 $   31,703
 $       748
 $    39,100






Common stock issued
     4,680
        29
        -
         -
          29






Common stock purchased
    (4,956)
        (8)
        (76)
         -
         (84)






Net change in unrealized gain (loss)





 on securities available for sale,





 net of tax
       -
       -
        -
          12
          12






Net income
       -
       -
      1,296
         -
       1,296






Dividends declared - $0.17 per share
       -
       -
       (470)
         -
        (470)






Balances, March 31, 2002
2,766,641
 $   6,670
 $   32,453
 $       760
 $    39,883



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)


(thousands)
 Three Months Ending

3/31/2002
3/31/2001
Cash Flows From Operating Activities


  Net Income
 $    1,296
 $    1,281
  Adjustments to reconcile net income to


   net cash provided by operating activities:


  Depreciation
        256
        242
  Amortization
        101
        104
  Investment securities amortization (accretion), net
        103
        (19)
  Provision for loan losses
        201
        192



  Investment securities gains (losses), net
        (39)
        (18)
  Originations of loans held for sale
     (5,332)
     (5,035)
  Proceeds from sale of loans
      6,627
      5,510
  Federal Home Loan Bank Stock Dividends
        (43)
        (64)



  Gain on sale of mortgage loans
        (82)
        (75)
  Losses (gains), including write-downs, on real


   estate acquired through foreclosure, net
         (5)
          4
  Changes in:


    Interest receivable
        334
        320



    Other assets
       (328)
        211
    Interest payable
       (534)
       (252)



    Other liabilities
        298
       (155)
      Net cash from operating activities
      2,853
      2,246
Cash Flows From Investing Activities


  Purchases of securities available for sale
    (20,241)
     (3,255)
  Proceeds from sales of securities available for sale
      2,051
        108
  Proceeds from principal payments, maturities and


   calls of securities available for sale
      5,797
      8,338









  Net change in loans
        470
      1,592
  Purchases of bank premises and equipment, net
        (89)
       (701)



  Proceeds from sales of real estate acquired through foreclosure
         72
        -
    Net cash from investing activities
    (11,940)
      6,082
Cash Flows From Financing Activities:


  Net change in deposits
     (5,081)
     (3,235)
  Net change in securities sold under agreements to


   repurchase and other borrowings
      1,556
     (5,658)
  Advances from Federal Home Loan Bank
        -
      5,000
  Payments on Federal Home Loan Bank advances
       (585)
        (69)









  Proceeds from issuance of common stock
         29
         30
  Purchase of common stock
        (84)
       (284)
  Dividends paid
       (470)
       (421)
    Net cash from financing activities
     (4,635)
     (4,637)
Net change in cash and cash equivalents
    (13,722)
      3,691
Cash and cash equivalents at beginning of period
     29,638
     15,345
Cash and cash equivalents at end of period
 $   15,916
 $   19,036



BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2002 and December 31, 2001, and for the three month periods ended March 31, 2002 and March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.

2.	INVESTMENT SECURITIES

Period-end securities are as follows:



(in thousands)





 Amortized
 Unrealized
 Unrealized
Fair

 Cost
 Gains
 Losses
Value
Available for Sale









March 31, 2002




U.S. Treasury
 $   5,047
 $      66
 $      (7)
 $   5,106
U.S. government agencies
     6,981
        74
       -
     7,055
States and political subdivisions
    24,469
       554
      (143)
    24,880
Mortgage-backed
    35,599
       369
       (83)
    35,885
Equity securities
    11,663
       336
        (6)
    11,993
Other
     3,045
        23
       (31)
     3,037
Total
    86,804
     1,422
      (270)
    87,956





December 31, 2001




U.S. Treasury
     7,079
       139
        (1)
 $   7,217
U.S. government agencies
     5,999
       119
       -
     6,118
States and political subdivisions
    19,067
       574
      (171)
    19,470
Mortgage-backed
    28,818
       351
      (112)
    29,057
Equity securities
    10,463
       255
       (25)
    10,693
Other
     3,048
        33
       (28)
     3,053
Total
    74,474
     1,471
      (337)
    75,608


3.	LOANS

Loans at period-end are as follows:


(in thousands)



3/31/2002
12/31/2001



Commercial
 $  17,152
 $  18,618
Real estate construction
    11,294
    12,302
Real estate mortgage
   171,409
   166,323
Agricultural
    52,487
    53,640
Consumer
    20,242
    22,290
Total
   272,584
   273,173




4.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.
Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

			Three Months Ended
			             March 31,
		           2002	        2001
									  (in thousands)

Basic Earnings Per Share
	Net Income							$1,296	$1,281
	Weighted average common shares outstanding		 2,767	 2,803
	Basic earnings per share					$ 0.47	$ 0.46

Diluted Earnings Per Share
	Net Income							$1,296	$1,281
	Weighted average common shares outstanding		 2,767	 2,803
	Add dilutive effects of assumed exercise
	 of stock options						    39	    48
	Weighted average common and dilutive
	 Potential common shares outstanding			 2,806	 2,851
	Diluted earnings per share				$ 0.46	$ 0.45


Stock options for 5,020 shares (for the period and quarter ended
March 31, 2002) and 4,600 shares (for the period ended March 31,
2001) of common stock were not considered in computing earnings per share because they were antidilutive.

5.	Dividends per share paid for the quarter ended March 31, 2002 were
$0.17 compared to $0.15 for March 31, 2001.

6.	Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The Company did not have any mandatory forward sales contracts at March
31, 2002.

As allowed in conjunction with the adoption of this standard, the Company transferred its entire securities held to maturity portfolio to available for sale. As a result of this transfer and the corresponding adjustment to fair value, on January 1, 2001 securities increased $407,000, other assets decreased $138,000, and accumulated other comprehensive income increased $269,000.



A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. All recorded acquistion intangibles are identified with specific assets. There are no intangible assets identified as goodwill. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements.




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

Summary

Bourbon Bancshares, Inc. recorded net income of $1.3 million, or $0.47 basic earnings per share and $0.46 diluted earnings per share for the first three months ended March 31, 2002 compared to $1.3 million, or $0.46 basic earnings per share and $0.45 diluted earnings per share for the three month period ending March 31, 2001. The first three months reflects an increase in net income of 1.2%.

Return on average assets was 1.31% for the first three months ended March 31, 2002 compared to 1.36% for the same time period in 2001, a decrease of 4%. Return on average equity was 13.1% and 14.0% for the three months ended March 31, 2002 and 2001, respectively, a decrease of 6%.

Loans decreased $589 thousand from $273.2 million on December 31, 2001 to $272.6 million on March 31, 2002. An increase of $5.1 million in real estate mortgage loans was offset by a decrease in commercial, real estate construction, agricultural loans and consumer loans. Management attributes the decrease in these types of loans primarily to the softening in the general economy. The decreased loan demand and tightening of our net interest margin due to the rapidly falling loan rates have contributed to smaller increases in net income.

Total deposits decreased from $308.9 million on December 31, 2001 to $303.8 million on March 31, 2002, a decrease of $5.1 million. The decrease is mainly attributable to time deposits of $100,000 and more decreasing $5.8 million and other interest bearing deposits decreasing $1.4 million. This was partially offset by an increase in non-interest bearing deposits of $2.1 million. The decline in total deposits is primarily attributable to our decision to be less aggressive in our deposit gathering activities in light of a softening loan demand.



Net Interest Income

Net interest income was $3.6 million for the three months ending March 31, 2002 and $3.6 million for the three months ending March 31, 2001, resulting in an increase of $62 thousand or 2%. The interest spread was 3.83% for the first three months of 2002 compared to 3.98% for the same period in 2001, a decrease of 15 basis points. The Federal Reserve has dropped the discount rate from 6% at December 31, 2000 to the current rate of 1.25% (last changed December, 2001). These decreases have had a short term effect on net interest income, particularly a decrease in loan interest income. However, as our interest rate shock simulation model that follows shows, changes in interest rates are expected to have a minor effect on net interest income. In the short-term, increases in rates should have a positive effect on net interest income. Therefore the decline in net interest margin is believed to be temporary.

For the first three months, the yield on assets decreased from 8.43% in 2001 to 6.80% in 2002. The cost of liabilities decreased from 4.45% in 2001 to 2.96% in 2002. Rates have leveled during the first three months of 2002 and have caused the yield on assets and the cost of liabilities to also level during 2002. Year to date average loans are up $690 thousand, or 0.3% from March 31, 2001 to March 31, 2002, and loan interest income has decreased $891 thousand for the first three months of 2002 compared to the first three months of 2001. Year to date average deposits also increased from March 31, 2001 to March 31, 2002, up $10.3 million, or 3.4%. Deposit interest expense has decreased $1.2 million for the first three months of 2002 compared to the same period in 2001. Declining rates in 2001 have resulted in tighter margins in 2002 and also net interest income being virtually unchanged for the first three months of 2002 compared to the same period in 2001. The banking industry continues to battle competition for loan and deposit dollars, and this trend is expected to continue.

Non-Interest Income

Non-interest income increased $156 thousand for the three month period ended March 31 from $1.3 million in 2001 to $1.4 million in 2002. An increase of $83 thousand in service charges from the first three months of 2001 to the comparable 2002 period is mainly attributable to an increase in checking overdraft charges of $39 thousand and net proceeds from title insurance of $44 thousand. Overdraft income increased principally due to the implementation of a new "Kentucky Courtesy" overdraft program and an increase in overdraft fees in the last quarter of 2000. "Kentucky Courtesy" is available to qualified customers, and is an overdraft protection service that pays checks up to the "Kentucky Courtesy" limit. Investment securities net gains were $21 thousand greater for the first three months of 2002 compared to the same period in 2001. Title insurance sales began in April 2001. Net gains from sale of securities were mainly attributable to municipal securities being called at premiums before their maturity, and the sale of U.S. Treasury Notes. U.S. Treasury Notes are sold before maturity when the total return (gain and net interest) can be improved.



The gain on sale of mortgage loans increased $7 thousand during the first three months of 2002 compared to the same 2001 period. Decreasing rates result in an increase in loan originations and refinances. Volume of loan originations and sales are inverse to rate changes. Rates fell during 2001 and as a result, had a favorable impact on our loan sales in 2001. Due to the current rate environment, income from the sale of loans may be lower in 2002 compared to 2001. The increase in other income of $59 thousand in the first three months of 2002 as compared to the same time period in 2001 is primarily a result of an increase in brokerage fee income of $67 thousand. We continue to promote the use of our brokerage services to better serve our customers' financial needs.

Non-Interest Expense

The increase of $162 thousand in non-interest expenses from $2.8 million for the three months ended March 31, 2001 to $3.0 million for the same period in 2002 was a result of several factors. Salaries and benefits increased $163 thousand for the first three months of 2002 compared to 2001, an increase of 11%. The increase is due to annual salary increases and increased staffing. Staffing has mainly been increased in branches to better serve our customers, and more specifically the opening of a full service branch in Cynthiana, Kentucky in October 2001. Salaries, excluding bonuses and incentives, increased 9% from the first three months of 2001 to the first three months of 2002. Employee benefits increased $35 thousand and incentives increased $26 thousand during these comparable periods.

Occupancy expense increased $28 thousand to $481 thousand for the first three months of 2002 compared to first three months of 2001. Depreciation increased $14 thousand during these comparable periods. Renovation of existing facilities and the purchase of hardware and software for recent technological advances have added to the depreciation expense. The construction of a new full service facility in Cynthiana was completed and opened for business on October 1, 2001. These increases are a result of the Company's continued emphasis on improving and maintaining its facilities, and to stay current with our technology.

Advertising and marketing costs decreased $32 thousand to $75 thousand for the first three months of 2002 as compared to the same period in 2001. Although the costs are lower this year, continued efforts have been made by the Company to promote the name and the products of Kentucky Bank using various forms of promotional materials and selected types of media, including television.

Income Taxes

The tax equivalent rate for the three months ended March 31 was 30% for 2002 and 29% for 2001. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2002, 74,963 shares have been purchased. The repurchase program has had a positive effect on earnings per share calculations.



Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $15.9 million as of March 31, 2002 compared to $29.6 million at December 31, 2001. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold. The balance decreased $10.8 million since the end of the year, mainly attributable to this money being used to purchase investment securities. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total investment securities available for sale totaled $88.0 million at March 31, 2002. The available for sale securities are available to meet liquidity needs on a continuing basis.

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

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as FHLB advances may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of March 31, 2002, we have sufficient collateral to borrow an additional $29 million from the FHLB. In addition, as of March 31, 2002 over $54 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of March 31, 2002, the Company's non-performing assets totaled $2.3 million or 0.8% of loans compared to $2.2 million or 0.8% of loans at December 31, 2001. (See table below) Real estate loans composed 77% and 75% of the non-performing loans as of March 31, 2002 and December 31, 2001, respectively. Forgone interest income on the non-accrual loans for both 2001 and 2000 is immaterial.

Nonperforming Assets



3/31/02
12/31/01

(in thousands)



Non-accrual Loans
 $      1,177
 $        935
Accruing Loans which are


  Contractually past due


  90 days or more
        1,078
        1,228
Restructured Loans
          -
          -
Total Nonperforming and Restructured
        2,255
        2,163
Other Real Estate
          419
          212
Total Nonperforming and Restructured


 Loans and Other Real Estate
 $      2,674
 $      2,375
Nonperforming and Restructured Loans


 as a Percentage of Loans
0.83%
0.79%
Nonperforming and Restructured Loans


 and Other Real Estate as a Percentage


 of Total Assets
0.68%
0.60%




Provision and Reserve for Possible Loan Losses

The first three months 2002 provision for loan losses of $201 thousand is higher than the comparable 2001 period by $9 thousand. An increase in charge-offs has required management to increase the provision in order to maintain a reserve for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Net charge-offs for the three month period ending March 31, 2002 were $119 thousand compared to $156 thousand for the same period in 2001. These losses are mainly attributable to several small consumer loans. Future levels of charge-offs will be determined by the economic environment surrounding individual loans. Management feels the current loan loss reserve is sufficient to meet expected loan losses.

Loan Losses



Three Months Ended March 31

(in thousands)

2002
2001
Balance at Beginning of Period
 $      3,386
 $      3,388
Amounts Charged-off:


  Commercial
           23
            3



  Real Estate Mortgage
            8
            3
  Agricultural
          -
          -
  Consumer
          130
          168
Total Charged-off Loans
          161
          174
Recoveries on Amounts


 Previously Charged-off:


  Commercial
           14
            1



  Real Estate Mortgage
          -
            1
  Agricultural
            7
          -
  Consumer
           21
           16
Total Recoveries
           42
           18
Net Charge-offs
          119
          156
Provision for Loan Losses
          201
          192
Balance at End of Period
        3,468
        3,424
Loans


  Average
      272,356
      271,665
  At March 31
      272,584
      270,529
As a Percentage of Average Loans:


  Net Charge-offs
0.04%
0.06%
  Provision for Loan Losses
0.07%
0.07%
Allowance as a Percentage of


 Period-end Loans
1.27%
1.27%
Allowance as a Multiple of


 Net Charge-offs
         29.1
         21.9
Allowance as a Percentage of


 Non-performing and Restructured Loans
129%
287%





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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of March 31, 2002 the projected percentage changes are within the Board approved limits and the Company's interest rate risk is also within Board approved limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2002 is as follows:

(dollars in thousands)











PROJECTED NET INTEREST INCOME







   Level


Change in basis points:
- 300
- 100
   Rates
+ 100
+ 300






Year One  (4/1/02 - 3/31/03)




   Interest Income
 $21,564
 $23,938
 $25,189
 $26,442
 $28,950
   Interest Expense
   6,731
   8,684
   9,836
  10,988
  13,291






       Net Interest Income
  14,833
  15,254
  15,353
  15,454
  15,659















































PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"








Year One  (4/1/02 - 3/31/03)




   Interest Income
 $(3,625)
 $(1,251)
 N/A
 $ 1,253
 $ 3,761
   Interest Expense
  (3,105)
  (1,152)
 N/A
   1,152
   3,455






       Net Interest Income
    (520)
     (99)
 N/A
     101
     306















































PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"







Year One  (4/1/02 - 3/31/03)




   Interest Income
-14.4%
-5.0%
N/A
5.0%
14.9%
   Interest Expense
-31.6%
-11.7%
N/A
11.7%
35.1%






       Net Interest Income
-3.4%
-0.6%
N/A
0.7%
2.0%






Board approved limit
>-10.0%
>-4.0%
N/A
>-4.0%
>-10.0%


The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2001 is as follows:


(dolalrs in thousands)











PROJECTED NET INTEREST INCOME







   Level


Change in basis points:
- 300
- 100
   Rates
+ 100
+ 300






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






Year One  (4/1/01 - 3/31/02)




   Interest Income
-12.4%
-4.1%
N/A
4.1%
12.4%
   Interest Expense
-25.4%
-8.5%
N/A
8.5%
25.4%






       Net Interest Income
-0.8%
-0.3%
N/A
0.3%
0.8%






Board approved limit
>-10.0%
>-4.0%
N/A
>-4.0%
>-10.0%

These projected changes in net interest income as of March 31, 2002 are slightly greater when compared to the projected changes in net interest income as of March 31, 2001. In 2002, year one reflected a decline in net interest income of 3.4% with a 300 basis point decline compared to the 0.8% decline in 2001. The 300 basis point increase in rates reflected a 2.0% increase in net interest income in 2002 compared to 0.8% in 2001. Percentage changes in 2002 are greater when compared to 2001. Therefore, changes in interest rates should have a larger effect on net interest income. With the current lower level of interest rates, management has positioned the Company to be slightly more sensitive to rising rates, and net interest income should increase with these rising rates.



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

					Bourbon Bancshares, Inc.

Date  ___5/13/02_________	__/s/Buckner Woodford____________
					Buckner Woodford, President and C.E.O.

Date  ___5/13/02_________	__/s/Gregory J. Dawson___________
					Gregory J. Dawson, Chief Financial Officer




Exhibit 11

Earnings Per Share

See Note 4 in Notes to Consolidated Financial Statements for computation of per share earnings.


17