Form 10-Q/A
period 2002-03-31
BOURBON BANCSHARES INC /KY/
filed 2002-08-14
CIK 1000232

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




Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                            3/31/02    12/31/01
Assets
  Cash and due from banks                              12,306      15,229
  Federal funds sold                                    3,610      14,409
    Cash and cash equivalents                          15,916      29,638
  Investment securities:
    Available for sale                                 87,956      75,608
    Held to maturity                                      -
  Mortgage loans held for sale                          1,130       2,343
  Loans                                               272,584     273,173
  Allowance for loan losses                            (3,468)     (3,386)
    Net loans                                         269,116     269,787
  Federal Home Loan Bank stock                          3,889       3,846
  Bank premises and equipment, net                     10,338      10,505
  Interest receivable                                   3,173       3,507
  Intangible assets                                     1,334       1,406
  Other assets                                            848         617
    Total assets                                      393,700     397,257

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                               49,718      47,623
    Time deposits, $100,000 and over                   35,874      41,672
    Other interest bearing                            218,242     219,620
      Total deposits                                  303,834     308,915
  Securities sold under agreements to repurchase        1,402         683
  Federal Funds Purchased                                 -           -
  Other borrowed funds                                  1,756         919
  Federal Home Loan Bank advances                      43,013      43,598
  Interest payable                                      2,281       2,815
  Other liabilities                                     1,531       1,227
    Total liabilities                                 353,817     358,157

  Stockholders' equity
  Common stock                                          6,670       6,649
  Retained earnings                                    32,453      31,703
  Accumulated other comprehensive income                  760         748
    Total stockholders' equity                         39,883      39,100
    Total liabilities & stockholders' equity          393,700     397,257



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)             Three Months Ending
                                                       3/31/02     3/31/01
INTEREST INCOME:
  Loans, including fees                                 5,236       6,127
  Investment securities                                   924         987
  Other                                                    73         112
    Total interest income                               6,233       7,226
INTEREST EXPENSE:
  Deposits                                              2,009       3,188
  Other                                                   598         474
    Total interest expense                              2,607       3,662
  Net interest income                                   3,626       3,564
  Loan loss provision                                     201         192
  Net interest income after provision                   3,425       3,372
OTHER INCOME:
  Service charges                                         903         820
  Loan service fee income                                  57          68
  Trust department income                                  98         101
  Investment securities gains (losses), net                39          18
  Gain on sale of mortgage loans                           82          75
  Other                                                   242         183
    Total other income                                  1,421       1,265
OTHER EXPENSES:
  Salaries and employee benefits                        1,637       1,474
  Occupancy expenses                                      481         453
  Amortization of intangibles                             101         104
  Advertising and marketing                                75         107
  Taxes other than payroll, property and income            99          88
  Other                                                   595         600
    Total other expenses                                2,988       2,826
  Income before taxes                                   1,858       1,811
  Income taxes                                            562         530
Net income                                              1,296       1,281

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                   12         649

Comprehensive Income                                    1,308       1,930

Earnings per share
Basic                                              $     0.47  $     0.46
Diluted                                                  0.46        0.45



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


BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                                Three Months Ending
                                                            3/31/02    3/31/01
Cash Flows From Operating Activities
  Net Income                                                 1,296      1,281
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 256        242
  Amortization                                                 101        104
  Investment securities amortization (accretion), net          103        (18)
  Provision for loan losses                                    201        192
  Investment securities gains (losses), net                    (39)       (19)
  Originations of loans held for sale                       (5,332)    (5,035)
  Proceeds from sale of loans                                6,627      5,510
  Federal Home Loan Bank Stock Dividends                       (43)       (64)
  Gain on sale of mortgage loans                               (82)       (75)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                     (5)         4
  Changes in:
    Interest receivable                                        334        320
    Other assets                                              (328)       211
    Interest payable                                          (534)      (252)
    Other liabilities                                          298       (155)
      Net cash from operating activities                     2,853      2,246
Cash Flows From Investing Activities
  Purchases of securities available for sale               (20,241)    (3,255)
  Proceeds from sales of securities available for sale       2,051        108
  Proceeds from principal payments, maturities and
   calls of securities available for sale                    5,797      8,338
  Net change in loans                                          470      1,592
  Purchases of bank premises and equipment, net                (89)      (701)
  Proceeds from real estate acquired through foreclosure        72        -
    Net cash from investing activities                     (11,940)     6,082
Cash Flows From Financing Activities:
  Net change in deposits                                    (5,081)    (3,235)
  Net change in securities sold under agreements to
   repurchase and other borrowings                           1,556     (5,658)
  Advances from Federal Home Loan Bank                         -        5,000
  Payments on Federal Home Loan Bank advances                 (585)       (69)
  Proceeds from issuance of common stock                        29         30
  Purchase of common stock                                     (84)      (284)
  Dividends paid                                              (470)      (421)
    Net cash from financing activities                      (4,635)    (4,637)
Net change in cash and cash equivalents                    (13,722)     3,691
Cash and cash equivalents at beginning of period            29,638     15,345
Cash and cash equivalents at end of period                  15,916     19,036



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

Period-end securities are as follows:
(in thousands)
                                    Amortized  Unrealized Unrealized   Fair
                                      Cost       Gains     Losses      Value
Available for Sale

March 31, 2002
U.S. Treasury                       $   5,047  $      66  $      (7) $   5,106
U.S. government agencies                6,981         74        -        7,055
States and political subdivisions      24,469        554       (143)    24,880
Mortgage-backed                        35,599        369        (83)    35,885
Equity securities                      11,663        336         (6)    11,993
Other                                   3,045         23        (31)     3,037
Total                                  86,804      1,422       (270)    87,956

December 31, 2001
U.S. Treasury                       $   7,079  $     139  $      (1) $   7,217
U.S. government agencies                5,999        119        -        6,118
States and political subdivisions      19,067        574       (171)    19,470
Mortgage-backed                        28,818        351       (112)    29,057
Equity securities                      10,463        255        (25)    10,693
Other                                   3,048         33        (28)     3,053
Total                                  74,474      1,471       (337)    75,608


3.	LOANS

Loans at period-end are as follows:
(in thousands)
                                      3/31/2002   12/31/2001

Commercial                           $    17,152  $    18,618
Real estate construction                  11,294       12,302
Real estate mortgage                     171,409      166,323
Agricultural                              52,487       53,640
Consumer                                  20,242       22,290
Total                                    272,584      273,173




4.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                  Three Months Ended
                                                           March 31
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

Nonperforming Assets
                                                   3/31/02         12/31/01
                                                        (in thousands)

Non-accrual Loans                                   1,177              935
Accruing Loans which are
  Contractually past due
  90 days or more                                   1,078            1,228
Restructured Loans                                    -                -
Total Nonperforming and Restructured                2,255            2,163
Other Real Estate                                     419              212
Total Nonperforming and Restructured
 Loans and Other Real Estate                        2,674            2,375
Nonperforming and Restructured Loans
 as a Percentage of Loans                            0.83%            0.79%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                                     0.68%            0.60%



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

Loan Losses
                                                    Three Months Ended March
31
                                                           (in thousands)
                                                       2002            2001
Balance at Beginning of Period                       3,386           3,388
Amounts Charged-off:
  Commercial                                            23               3
  Real Estate Construction                             -               -
  Real Estate Mortgage                                   8               3
  Agricultural                                         -               -
  Consumer                                             130             168
Total Charged-off Loans                                161             174
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                            14               1
  Real Estate Construction                             -               -
  Real Estate Mortgage                                 -                 1
  Agricultural                                           7             -
  Consumer                                              21              16
Total Recoveries                                        42              18
Net Charge-offs                                        119             156
Provision for Loan Losses                              201             192
Balance at End of Period                             3,468           3,424
Loans
  Average                                          272,356         271,665
  At March 31                                      272,584         270,529
As a Percentage of Average Loans:
  Net Charge-offs                                     0.04%           0.06%
  Provision for Loan Losses                           0.07%           0.07%
Allowance as a Percentage of
 Period-end Loans                                     1.27%           1.27%
Allowance as a Multiple of
 Net Charge-offs                                      29.1            21.9
Allowance as a Percentage of
 Non-performing and Restructured Loans                 129%            287%




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

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                Level
Change in basis points:    - 300    - 100       Rates + 100    + 300

Year One  (4/1/02 - 3/31/03)
   Interest Income           21,564   23,938   25,189   26,442   28,950
   Interest Expense           6,731    8,684    9,836   10,988   13,291

       Net Interest Income   14,833   15,254   15,353   15,454   15,659


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/1/02 - 3/31/03)
   Interest Income           (3,625)  (1,251)  N/A       1,253    3,761
   Interest Expense          (3,105)  (1,152)  N/A       1,152    3,455

       Net Interest Income     (520)     (99)  N/A         101      306


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/1/02 - 3/31/03)
   Interest Income            -14.4%    -5.0%  N/A         5.0%    14.9%
   Interest Expense           -31.6%   -11.7%  N/A        11.7%    35.1%

       Net Interest Income     -3.4%    -0.6%  N/A         0.7%     2.0%

Board approved limit        >-10.0%   >-4.0%   N/A      >-4.0%  >-10.0%



The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2001 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                Level
Change in basis points:    - 300    - 100       Rates + 100    + 300

Year One  (4/1/01 - 3/31/02)
   Interest Income           24,623   26,946   28,113   29,280   31,613
   Interest Expense           9,926   12,176   13,300   14,425   16,675

       Net Interest Income   14,697   14,770   14,813   14,855   14,938


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/1/01 - 3/31/02)
   Interest Income           (3,490)  (1,167)  N/A       1,167    3,500
   Interest Expense          (3,375)  (1,125)  N/A       1,125    3,375

       Net Interest Income     (115)     (42)  N/A          42      125


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/1/01 - 3/31/02)
   Interest Income            -12.4%    -4.1%  N/A         4.1%    12.4%
   Interest Expense           -25.4%    -8.5%  N/A         8.5%    25.4%

       Net Interest Income     -0.8%    -0.3%  N/A         0.3%     0.8%

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


5