Form 10-Q
period 2002-06-30
BOURBON BANCSHARES INC /KY/
filed 2002-08-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
or
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
Yes    X     No _____


Number of shares of Common Stock outstanding as of July 31, 2002:  2,775,935.


BOURBON BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              9

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   12

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           19

Part II - Other Information                                        21

Signatures                                                         22

Exhibits
      11    Earnings Per Share Calculation                         23

      99.1  Certification of Chief Executive Officer pursuant
            to 18 U.S.C. Section 1350, as adopted pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002.      24

      99.2  Certification of Chief Financial Officer pursuant
            to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.         25




Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        6/30/2002 12/31/2001
Assets
  Cash and due from banks                          $   9,468  $  15,229
  Federal funds sold                                     212     14,409
    Cash and cash equivalents                          9,680     29,638
  Investment securities:
    Available for sale                                86,265     75,608
    Held to maturity                                     -
  Mortgage loans held for sale                           531      2,343
  Loans                                              282,731    273,173
  Allowance for loan losses                           (3,840)    (3,386)
    Net loans                                        278,891    269,787
  Federal Home Loan Bank stock                         3,935      3,846
  Bank premises and equipment, net                    10,187     10,505
  Interest receivable                                  3,312      3,507
  Intangible assets                                    1,264      1,406
  Other assets                                           800        617
    Total assets                                   $ 394,865  $ 397,257

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  50,527  $  47,623
    Time deposits, $100,000 and over                  36,958     41,672
    Other interest bearing                           213,846    219,620
      Total deposits                                 301,331    308,915
  Securities sold under agreements to repurchase       2,067        683
  Federal Funds Purchased                                -          -
  Other borrowed funds                                 4,322        919
  Federal Home Loan Bank advances                     42,452     43,598
  Interest payable                                     1,894      2,815
  Other liabilities                                    1,503      1,227
    Total liabilities                                353,569    358,157

  Stockholders' equity
  Common stock                                         6,775      6,649
  Retained earnings                                   33,203     31,703
  Accumulated other comprehensive income               1,318        748
    Total stockholders' equity                        41,296     39,100
    Total liabilities & stockholders' equity       $ 394,865  $ 397,257




BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)              Six Months Ending
                                                   6/30/2002   6/30/2001
INTEREST INCOME:
  Loans, including fees                            $   10,369  $   12,181
  Investment securities                                 1,909       1,939
  Other                                                   102         220
    Total interest income                              12,380      14,340
INTEREST EXPENSE:
  Deposits                                              3,825       6,137
  Other                                                 1,191         994
    Total interest expense                              5,016       7,131
  Net interest income                                   7,364       7,209
  Loan loss provision                                     702         384
  Net interest income after provision                   6,662       6,825
OTHER INCOME:
  Service charges                                       1,913       1,852
  Loan service fee income                                 112         134
  Trust department income                                 177         182
  Investment securities gains (losses), net               181          75
  Gain on sale of mortgage loans                          169         156
  Other                                                   474         352
    Total other income                                  3,026       2,751
OTHER EXPENSES:
  Salaries and employee benefits                        3,323       2,973
  Occupancy expenses                                      943         904
  Amortization of intangibles                             205         208
  Advertising and marketing                               150         215
  Taxes other than payroll, property and income           200         175
  Other                                                 1,255       1,231
    Total other expenses                                6,076       5,706
  Income before taxes                                   3,612       3,870
  Income taxes                                          1,095       1,151
Net income                                         $    2,517  $    2,719

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  570         638

Comprehensive Income                               $    3,087  $    3,357

Earnings per share
Basic                                              $     0.91  $     0.97
Diluted                                                  0.90        0.95




BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)              Three Months Ending
                                                   6/30/2002   6/30/2001
INTEREST INCOME:
  Loans, including fees                            $    5,133  $    6,054
  Investment securities                                   985         952
  Other                                                   (14)        (23)
    Total interest income                               6,104       6,983
INTEREST EXPENSE:
  Deposits                                              1,816       2,949
  Other                                                   593         520
    Total interest expense                              2,409       3,469
  Net interest income                                   3,695       3,514
  Loan loss provision                                     501         192
  Net interest income after provision                   3,194       3,322
OTHER INCOME:
  Service charges                                       1,010       1,032
  Loan service fee income                                  55          66
  Trust department income                                  79          81
  Investment securities gains (losses), net               142          57
  Gain on sale of mortgage loans                           87          81
  Other                                                   275         300
    Total other income                                  1,648       1,617
OTHER EXPENSES:
  Salaries and employee benefits                        1,686       1,499
  Occupancy expenses                                      462         451
  Amortization of intangibles                             104         104
  Advertising and marketing                                75         108
  Taxes other than payroll, property and income           101          87
  Other                                                   660         631
    Total other expenses                                3,088       2,880
  Income before taxes                                   1,754       2,059
  Income taxes                                            533         621
Net income                                         $    1,221  $    1,438

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  558         (11)

Comprehensive Income                               $    1,779  $    1,427

Earnings per share
Basic                                              $     0.44  $     0.51
Diluted                                                  0.44        0.50



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                    Accumulated
                                                                       Other        Total
                                    ----Common Stock----  Retained Comprehensive Stockholders'
                                      Shares     Amount   Earnings    Income       Equity

Balances, December 31, 2001          2,766,917  $  6,649  $ 31,703  $       748  $    39,100

Common stock issued                     12,194       135       -            -            135

Common stock purchased                  (5,016)       (9)      (75)         -            (84)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                -         -         -            570          570

Net income                                 -         -       2,517          -          2,517

Dividends declared - $0.34 per share       -         -        (942)         -           (942)

Balances, June 30, 2002              2,774,095  $  6,775  $ 33,203  $     1,318  $    41,296




BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                              Six Months Ending
                                                         6/30/2002  6/30/2001
Cash Flows From Operating Activities
  Net Income                                             $   2,517  $   2,719
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 503        482
  Amortization                                                 205        208
  Investment securities amortization (accretion), net          192        (14)
  Provision for loan losses                                    702        384
  Investment securities gains (losses), net                   (181)       (76)
  Originations of loans held for sale                       (9,898)   (12,226)
  Proceeds from sale of loans                               11,879     11,178
  Federal Home Loan Bank Stock Dividends                       (89)      (130)
  Gain on sale of mortgage loans                              (169)      (156)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                     (5)       (10)
  Changes in:
    Interest receivable                                        195        389
    Other assets                                              (619)        98
    Interest payable                                          (921)    (1,126)
    Other liabilities                                           41       (335)
      Net cash from operating activities                     4,352      1,385
Cash Flows From Investing Activities
  Purchases of securities available for sale               (29,959)   (28,513)
  Proceeds from sales of securities available for sale      12,348      6,239
  Proceeds from principal payments, maturities and
   calls of securities available for sale                    7,807     21,539
  Net change in loans                                       (9,806)    (1,549)
  Purchases of bank premises and equipment, net               (185)    (1,407)
  Proceeds from the sale of bank premises and equipment
  Proceeds from real estate acquired through foreclosure       319        -
    Net cash from investing activities                     (19,476)    (3,691)
Cash Flows From Financing Activities:
  Net change in deposits                                    (7,584)    (8,193)
  Net change in securities sold under agreements to
   repurchase and other borrowings                           4,787     (4,566)
  Advances from Federal Home Loan Bank                       4,250     15,000
  Payments on Federal Home Loan Bank advances               (5,396)      (127)
  Proceeds from issuance of common stock                       135         39
  Purchase of common stock                                     (84)      (555)
  Dividends paid                                              (942)      (839)
    Net cash from financing activities                      (4,834)       759
Net change in cash and cash equivalents                    (19,958)    (1,547)
Cash and cash equivalents at beginning of period            29,638     15,345
Cash and cash equivalents at end of period               $   9,680  $  13,798





BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                              Three Months Ending
                                                         6/30/2002  6/30/2001
Cash Flows From Operating Activities
  Net Income                                             $   1,221  $   1,438
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 247        240
  Amortization                                                 104        104
  Investment securities amortization (accretion), net           89          4
  Provision for loan losses                                    501        192
  Investment securities gains (losses), net                   (142)       (57)
  Originations of loans held for sale                       (4,566)    (7,191)
  Proceeds from sale of loans                                5,252      5,668
  Federal Home Loan Bank Stock Dividends                       (46)       (66)
  Gain on sale of mortgage loans                               (87)       (81)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                    -          (14)
  Changes in:
    Interest receivable                                       (139)        69
    Other assets                                              (291)      (113)
    Interest payable                                          (387)      (874)
    Other liabilities                                         (257)      (180)
      Net cash from operating activities                     1,499       (861)
Cash Flows From Investing Activities
  Purchases of securities available for sale                (9,718)   (25,258)
  Proceeds from sales of securities available for sale      10,297      6,131
  Proceeds from principal payments, maturities and
   calls of securities available for sale                    2,010     13,201
  Net change in loans                                      (10,276)    (3,141)
  Purchases of bank premises and equipment, net                (96)      (706)
  Proceeds from real estate acquired through foreclosure       247        -
    Net cash from investing activities                      (7,536)    (9,773)
Cash Flows From Financing Activities:
  Net change in deposits                                    (2,503)    (4,958)
  Net change in securities sold under agreements to
   repurchase and other borrowings                           3,231      1,092
  Advances from Federal Home Loan Bank                       4,250     10,000
  Payments on Federal Home Loan Bank advances               (4,811)       (58)
  Proceeds from issuance of common stock                       106          9
  Purchase of common stock                                     -         (271)
  Dividends paid                                              (472)      (418)
    Net cash from financing activities                        (199)     5,396
Net change in cash and cash equivalents                     (6,236)    (5,238)
Cash and cash equivalents at beginning of period            15,916     19,036
Cash and cash equivalents at end of period               $   9,680  $  13,798




BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2002 and December 31, 2001, and for the six and three month periods ended June 30, 2002 and June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

                                       Original      Accumulated
                                        Amount      Amortization
Core deposit intangible               $2,890,404     $2,087,287

Amortization expense for the first six months of 2002 was $139,734.

Estimated amortization expense for the next five years is: 2002 - $279,468; 2003 - $279,468; 2004 - $198,895; 2005 - $19,140; and 2006 - $19,140.

There are no Intangible assets not subject to amortization.

3.	INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

June 30, 2002
  U.S. Treasury                      $   5,035  $      86  $       -  $  5,121
  U.S. government agencies               6,983        100          -     7,083
  States and political subdivisions     28,746        774       (125)   29,395
  Mortgage-backed                       33,854        681         (3)   34,532
  Equity securities                      6,607        385         (4)    6,988
  Other                                  3,043        103          -     3,146
    Total                               84,268      2,129       (132)   86,265

December 31, 2001
  U.S. Treasury                      $   7,079   $    139   $     (1) $  7,217
  U.S. government agencies               5,999        119          -     6,118
  States and political subdivisions     19,067        574       (171)   19,470
  Mortgage-backed                       28,818        351       (112)   29,057
  Equity securities                     10,463        255        (25)   10,693
  Other                                  3,048         33        (28)    3,053
    Total                               74,474      1,471       (337)   75,608


4.	LOANS

Loans at period-end are as follows:
(in thousands)
                                     6/30/2002   12/31/2001

Commercial                           $   17,137  $   18,618
Real estate construction                 13,349      12,302
Real estate mortgage                    176,955     166,323
Agricultural                             56,260      53,640
Consumer                                 19,030      22,290
Total                                   282,731     273,173




5.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                   Six Months Ended
                                                           June 30
                                                      2002          2001
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $2,517      $2,719
  Weighted average common shares outstanding        2,767       2,800
  Basic earnings per share                         $ 0.91      $ 0.97

Diluted Earnings Per Share
  Net Income                                       $2,517      $2,719
  Weighted average common shares outstanding        2,767       2,800
  Add dilutive effects of assumed exercise
   of stock options                                    39          49
  Weighted average common and dilutive
   Potential common shares outstanding              2,806       2,849
  Diluted earnings per share                       $ 0.90      $ 0.95


Stock options for 4,720 shares (for the period ended June 30, 2002) and 600 shares (for the period ended June 30, 2001) of common stock were not considered in computing earnings per share because they were antidilutive.


                  Three Months Ended
                                                           June 30
                                                      2002          2001
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,221      $1,438
  Weighted average common shares outstanding        2,767       2,796
  Basic earnings per share                         $ 0.44      $ 0.51

Diluted Earnings Per Share
  Net Income                                       $1,221      $1,438
  Weighted average common shares outstanding        2,767       2,796
  Add dilutive effects of assumed exercise
   of stock options                                    40          49
  Weighted average common and dilutive
   Potential common shares outstanding              2,807       2,845
  Diluted earnings per share                       $ 0.44      $ 0.50


Stock options for 600 shares (for the quarter ended June 30, 2001) of common stock were not considered in computing earnings per share because they were antidilutive.

6.	Dividends per share paid for the quarter ended June 30, 2002 were $0.17 compared to $0.15 for June 30, 2001. This is the same rate of dividend paid for the first quarters of the respective years.



7.	Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The Company did not have any mandatory forward sales contracts at June 30, 2002.

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

Summary

Bourbon Bancshares, Inc. recorded net income of $2.5 million, or $0.91 basic earnings per share and $0.90 diluted earnings per share for the first six months ended June 30, 2002 compared to $2.7 million, or $0.97 basic earnings per share and $0.95 diluted earnings per share for the six month period ending June 30, 2001. The first six months reflects a decrease in net income of 7.4%. For the three month period ending June 30, 2002, net income was $1.2 million ($0.44 basic earnings and diluted earnings per share) compared to $1.4 million ($0.51 basic earnings per share and $0.50 diluted earnings per share) for the same period in 2001. This was a decrease in net income of 15.1%.

Return on average assets was 1.27% for the six months ending June 30, 2002 and 1.44% for the same time period in 2001, a decrease of 12%. Return on average assets was 1.22% for the three months ended June 30, 2002 compared to 1.51% for the same time period in 2001, a decrease of 19%. Return on average equity was 12.6% for the six month period ended June 30, 2002 and 14.7% for the same period in 2001 (a decrease of 14%). Return on average equity was 12.1% and 15.4% for the three months ended June 30, 2002 and 2001, respectively, a decrease of 21%.

Loans increased $9.5 million from $273.2 million on December 31, 2001 to $282.7 million on June 30, 2002. An increase of $10.6 million in real estate mortgage loans, and a smaller increase in real estate construction and agricultural loans were offset by a decrease in commercial and consumer loans. Management attributes the continued increase in loans primarily to low interest rates. The increased loan demand and leveling of interest rates have contributed to increases in net interest income.

Total deposits decreased from $308.9 million on December 31, 2001 to $301.3 million on June 30, 2002, a decrease of $7.6 million. The decrease is mainly attributable to time deposits of $100,000 and more decreasing $4.7 million and other interest bearing deposits decreasing $5.8 million. This was partially offset by an increase in non-interest bearing deposits of $2.9 million. The decline in total deposits is primarily attributable to our decision to be less aggressive in our deposit gathering activities.



Net Interest Income

Net interest income was $7.4 million for the six months ending June 30, 2002 and $7.2 million for the six months ending June 30, 2001, resulting in an increase of $155 thousand. Net interest income was $3.7 million for the three months ending June 30, 2002 and $3.5 million for the three months ending June 30, 2001, resulting in an increase of $181 thousand or 5%. The interest spread was 3.89% for the first six months of 2002 compared to 4.01% for the same period in 2001, a decrease of 13 basis points. The Federal Reserve has dropped the discount rate from 6% at December 31, 2000 to the current rate of 1.25% (last changed December, 2001). These decreases have had a short term effect on net interest income. However, as our interest rate shock simulation model that follows shows, changes in interest rates are expected to have a minor effect on net interest income. Therefore the decline in net interest margin is believed to be temporary. In the short-term, increases in rates should have a positive effect on net interest income

For the first six months, the yield on assets decreased from 8.30% in 2001 to 6.72% in 2002. The cost of liabilities decreased from 4.29% in 2001 to 2.84% in 2002. Rates have leveled during the first six months of 2002 and have caused the yield on assets and the cost of liabilities to also level during 2002. Year to date average loans are up $3.4 million, or 1.3% from June 30, 2001 to June 30, 2002, and loan interest income has decreased $1.8 million for the first six months of 2002 compared to the first six months of 2001. Year to date average deposits also increased from June 30, 2001 to June 30, 2002, up $10.1 million, or 3.4%. Deposit interest expense has decreased $2.3 million for the first six months of 2002 compared to the same period in 2001.

For the three months ending June 30, the yield on assets decreased from 8.16% in 2001 to 6.65% in 2002. The cost of liabilities decreased from 4.12% in 2001 to 2.71% in 2002, primarily due to the decrease in rates in 2001. Loan interest income has decreased $921 thousand for the first six months of 2002
compared to the first six months of 2001.   Deposit interest expense has
decreased $1.1 million for the first six months of 2002 compared to the same period in 2001.

Declining rates in 2001 have resulted in tighter margins in 2002. However, the balance sheet growth has resulted in net interest income increasing $155 thousand for the first six months of 2002 compared to the same period in 2001, and increasing $181 thousand for the three months ending June 30, 2002 compared to June 30, 2001. Increasing loan demand and the widening on net interest margins are both factors contributing to an increase in net interest income during the second quarter. The banking industry continues to battle competition for loan and deposit dollars, and this trend is expected to continue.


Non-Interest Income

Non-interest income increased $275 thousand for the six month period ended June 30, 2002 from $2.7 million to $3.0 million. An increase of $61 thousand in service charges from the first six months of 2001 to the comparable 2002 period is mainly attributable to an increase in checking overdraft charges of $72 thousand and net proceeds from title insurance of $55 thousand. Title insurance sales began in April 2001. Checking account service charges decreased $50 thousand, mainly a result of the "free" checking product. Overdraft income increased principally due to the implementation of a new "Kentucky Courtesy" overdraft program. "Kentucky Courtesy" is available to qualified customers, and is an overdraft protection service that pays checks up to the "Kentucky Courtesy" limit. Investment securities net gains were $106 thousand greater for the first six months of 2002 compared to the same period in 2001. Net gains from sale of securities were mainly attributable to municipal securities being called at premiums before their maturity, the sale of U.S. Treasury Notes, and the sale of various stocks. U.S. Treasury Notes are sold before maturity when the total return (gain and net interest) can be improved.

Non-interest income increased $31 thousand for the three month period ended June 30 to $1.6 million in 2002. This was mainly attributable to an increase in net security gains of $85 thousand.

The gain on sale of mortgage loans increased $13 thousand during the first six months of 2002 compared to the same 2001 period. The increase for the three months ending June 30, 2002 compared to 2001 was $6 thousand. Decreasing rates result in an increase in loan originations and refinances. Volume of loan originations and sales are inverse to rate changes. Rates fell during 2001 and as a result, had a favorable impact on our loan sales in 2001. Due to the stabilizing of interest rates, income from the sale of loans may be lower in 2002 compared to 2001.

The increase in other income of $122 thousand in the first six months of 2002 as compared to the same time period in 2001 is primarily a result of an increase in brokerage fee income of $110 thousand. The increase in other income for the three month period ended June 30, 2002 was $31 thousand. We continue to promote the use of our brokerage services to better serve our customers' financial needs.

Non-Interest Expense

The increase of $370 thousand in non-interest expenses from $5.7 million for the six months ended June 30, 2001 to $6.1 million for the same period in 2002 was a result of several factors. Salaries and benefits increased $350 thousand for the first six months of 2002 compared to 2001, an increase of 12%. For the three months ended June 30, 2002, salaries and benefits increased $187 thousand. The increase is due to annual salary increases and increased staffing. Staffing has mainly been increased in branches to better serve our customers, and more specifically the opening of a full service branch in Cynthiana, Kentucky in October 2001. Salaries, excluding bonuses and incentives, increased 9% from the first six months of 2001 to the first six months of 2002. Employee benefits increased $88 thousand and incentives increased $63 thousand during these comparable periods.

Occupancy expense increased $39 thousand to $943 thousand for the first six months of 2002 compared to first six months of 2001. The increase for the three months ended June 30, 2002 over the same period in 2001 was $11 thousand. Depreciation increased $21 thousand during for the first six months ending June 30, 2002 compared to same period in 2001. Renovation of existing facilities and the purchase of hardware and software for recent technological advances have added to the depreciation expense. The construction of a new full service facility in Cynthiana was completed and opened for business on October 1, 2001. Construction is planned on a new full service branch in Georgetown, and is expected to begin in the third quarter of 2002. This facility will replace the Paris Pike Branch, and is expected to be complete in the first half of 2003. These increases are a result of the Company's continued emphasis on improving and maintaining its facilities, and to stay current with our technology.

Advertising and marketing costs decreased $65 thousand to $150 thousand for the first six months of 2002 as compared to the same period in 2001. Although the costs are lower this year, continued efforts have been made by the Company to promote the name and the products of Kentucky Bank using various forms of promotional materials and selected types of media, including television.

Income Taxes

The tax equivalent rate for the six months ended June 30 was 30% for 2002 and for 2001. The tax equivalent rate for the three months ended June 30 was 30% for 2002 and for 2001. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.



Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2002, 75,023 shares have been purchased.
The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $9.7 million as of June 30, 2002 compared to $29.6 million at December 31, 2001. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold. The balance decreased $20 million since the end of the year, mainly attributable to this money being used to purchase investment securities. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total investment securities available for sale totaled $86.3 million at June 30, 2002. The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits, which is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.

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

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of June 30, 2002, we have sufficient collateral to borrow an additional $32 million from the FHLB. In addition, as of June 30, 2002 over $57 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of June 30, 2002, the Company's non-performing assets totaled $2.8 million or 1.0% of loans compared to $2.2 million or 0.8% of loans at December 31, 2001. (See table below) The increase in non-accrual loans is mainly attributable to a large commercial loan customer with indebtedness of $1.2 million. Additional loan loss provisions were made to include the potential loss on this loan. Real estate loans composed 43% and 75% of the non-performing loans as of June 30, 2002 and December 31, 2001, respectively. Forgone interest income on the non-accrual loans for both 2002 and 2001 is immaterial.

Nonperforming Assets
                                          6/30/02     12/31/01
                                             (in thousands)

Non-accrual Loans                        $    1,958  $      935
Accruing Loans which are
 Contractually past due
 90 days or more                                830       1,228
Restructured Loans                              -           -
Total Nonperforming and Restructured          2,788       2,163
Other Real Estate                               227         212
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    3,015  $    2,375
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.99%       0.79%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.76%       0.60%



Provision for Loan Losses

The first six months 2002 provision for loan losses of $702 thousand is higher than the comparable 2001 period by $318 thousand. The June 30, 2002 three month provision for loan losses of $501 thousand is higher than the comparable 2001 period by $309 thousand. An increase in nonperforming loans has required management to increase the provision in order to maintain a reserve for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Net charge-offs for the six month period ending June 30, 2002 were $248 thousand compared to $406 thousand for the same period in 2001. Net charge-offs for the three month period ending June 30, 2002 were $129 thousand compared to $250 thousand for the same period in 2001. These losses are mainly attributable to several small consumer loans. Future levels of charge-offs will be determined by the economic environment surrounding individual loans. Management feels the current loan loss reserve is sufficient to meet expected loan losses.

Loan Losses
                                                 Six Months Ended June 30
                                                      (in thousands)
                                                   2002             2001
Balance at Beginning of Period                $      3,386     $      3,388
Amounts Charged-off:
  Commercial                                            48               63
  Real Estate Construction                              18              -
  Real Estate Mortgage                                   8               30
  Agricultural                                         -                  8
  Consumer                                             262              349
Total Charged-off Loans                                336              450
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                            15                2
  Real Estate Construction                             -                -
  Real Estate Mortgage                                  20                2
  Agricultural                                           8                1
  Consumer                                              45               39
Total Recoveries                                        88               44
Net Charge-offs                                        248              406
Provision for Loan Losses                              702              384
Balance at End of Period                             3,840            3,366
Loans
  Average                                          275,226          271,836
  At June 30                                       282,731          273,420
As a Percentage of Average Loans:
  Net Charge-offs                                     0.09%            0.15%
  Provision for Loan Losses                           0.26%            0.14%
Allowance as a Percentage of
 Period-end Loans                                     1.36%            1.23%
Allowance as a Multiple of
 Net Charge-offs                                      15.5              8.3
Allowance as a Percentage of
 Non-performing and Restructured Loans                 138%             319%



Loan Losses
                                                   Quarter Ended June 30
                                                      (in thousands)
                                                   2002             2001
Balance at Beginning of Period                $      3,468     $      3,424
Amounts Charged-off:
  Commercial                                            25               60
  Real Estate Construction                              18              -
  Real Estate Mortgage                                 -                 27
  Agricultural                                         -                  8
  Consumer                                             132              181
Total Charged-off Loans                                175              276
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             1                1
  Real Estate Construction                             -                -
  Real Estate Mortgage                                  20                1
  Agricultural                                           1                1
  Consumer                                              24               23
Total Recoveries                                        46               26
Net Charge-offs                                        129              250
Provision for Loan Losses                              501              192
Balance at End of Period                             3,840            3,366
Loans
  Average                                          278,096          272,007
  At June 30                                       282,731          273,420
As a Percentage of Average Loans:
  Net Charge-offs                                     0.05%            0.09%
  Provision for Loan Losses                           0.18%            0.07%
Allowance as a Multiple of
 Net Charge-offs                                      29.8             13.5




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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of June 30, 2002 the projected percentage changes are within the Board approved limits and the Company's interest rate risk is also within Board approved limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2002 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                  Level
Change in basis points:      - 300     - 100      Rates    + 100     + 300

Year One  (7/1/02 - 6/30/03)
  Interest Income           $21,518   $23,957   $25,251   $26,552   $29,157
  Interest Expense            6,350     8,099     9,209    10,317    12,536
    Net Interest Income      15,168    15,858    16,042    16,235    16,621


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/1/02 - 6/30/03)
  Interest Income           $(3,733)  $(1,294)   N/A      $ 1,301   $ 3,906
  Interest Expense           (2,859)   (1,110)   N/A        1,108     3,327
    Net Interest Income        (874)     (184)   N/A          193       579


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/1/02 - 6/30/03)
  Interest Income              -14.8%     -5.1%  N/A           5.2%     15.5%
  Interest Expense             -31.0%    -12.1%  N/A          12.0%     36.1%
    Net Interest Income         -5.4%     -1.1%  N/A           1.2%      3.6%

Board approved limit          >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%



The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2001 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                  Level
Change in basis points:      - 300     - 100      Rates    + 100     + 300

Year One  (7/1/01 - 6/30/02)
  Interest Income           $ 24,491  $ 26,698  $ 27,804  $ 28,917  $ 31,142
  Interest Expense             9,691    11,473    12,525    13,508    15,464
    Net Interest Income       14,800    15,225    15,279    15,409    15,678


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/1/01 - 6/30/02)
  Interest Income           $ (3,313) $ (1,106)  N/A      $  1,113  $  3,338
  Interest Expense            (2,834)   (1,052)  N/A           984     2,940
    Net Interest Income         (479)      (54)  N/A           129       398


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/1/01 - 6/30/02)
  Interest Income              -11.9%     -4.0%  N/A           4.0%     12.0%
  Interest Expense             -22.6%     -8.4%  N/A           7.9%     23.5%
    Net Interest Income         -3.1%     -0.4%  N/A           0.8%      2.6%

Board approved limit          >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%


These projected changes in net interest income as of June 30, 2002 are slightly greater when compared to the projected changes in net interest income as of June 30, 2001. Projections from June 30, 2002, year one reflected a decline in net interest income of 5.4% with a 300 basis point decline compared to the 3.1% decline in 2001. The 300 basis point increase in rates reflected a 3.6% increase in net interest income in 2002 compared to 2.6% in 2001. Percentage changes in 2002 are greater when compared to 2001. Therefore, changes in interest rates should have a larger effect on net interest income. With the current lower level of interest rates, management has positioned the Company to be slightly more sensitive to rising rates, and net interest income should increase with these rising rates.



Part II - Other Information

Item 1.     Legal Proceedings

      The Company is not a party to any material legal proceedings.

Item 2.     Changes in Securities

      None

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

The registrant's 2002 Annual Meeting of Shareholders was held May 1, 2002. Proxies were solicited by the registrant's Board of Directors. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                    Votes For        Votes Withheld
          Henry Hinkle              2,236,891            12,720
          Theodore Kuster           2,236,891            12,720
          Robert G. Thompson        2,236,891            12,720

The following directors have a term of office that will continue following the Annual Meeting: William M. Arvin, James L. Ferrell, William R. Stamler and Buckner Woodford.

The total number of Common Shares outstanding as of March 25, 2002, the record date for the Annual Meeting of Shareholders was 2,767,141.


Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      1.   Exhibits as required by Item 601 of Regulation S-K.

            11    Earnings Per Share Calculation

            99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


2. No reports on Form 8-K have been filed during the quarter for which this report is filed.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Bourbon Bancshares, Inc.

Date  ___8/12/02_________     __/s/Buckner Woodford____________
                              Buckner Woodford, President and C.E.O.

Date  ___8/12/02_________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer




Exhibit 11

Earnings Per Share

See Note 4 in Notes to Consolidated Financial Statements for computation of per share earnings.




Exhibit 99.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Bourbon Bancshares, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Buckner Woodford, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                              ___/s/ Buckner Woodford_____
                              Chief Executive Officer

                              August 12, 2002



Exhibit 99.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Bourbon Bancshares, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory J. Dawson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                              ___/s/ Gregory J. Dawson____
                              Chief Financial Officer

                              August 12, 2002


2