Form 10-K/A
period 2001-12-31
BOURBON BANCSHARES INC /KY/
filed 2002-08-30
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment No. 1)

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

                                          At or For the Year Ended December 31
(dollars and shares in thousands, except per share amounts)
                                      2001      2000      1999      1998      1997
CONDENSED STATEMENT OF INCOME:
Total Interest Income                 $28,046   $28,207   $23,453   $21,983   $20,962
Total Interest Expense                 13,386    13,597    10,547    10,666    10,415
Net Interest Income                    14,660    14,610    12,906    11,317    10,547
Provision for Losses                    1,068       750       700       700       493
Net Interest Income After
 Provision for Losses                  13,592    13,860    12,206    10,617    10,054
Noninterest Income                      5,672     3,798     3,386     3,073     2,390
Noninterest Expense                    11,756    10,374     9,422     8,514     7,888
Income Before Income
 Tax Expense                            7,508     7,284     6,170     5,176     4,556
Income Tax Expense                      1,984     2,031     1,720     1,372     1,148
Net Income                              5,524     5,253     4,450     3,804     3,408

SHARE DATA:
Basic Earnings per Share (EPS)          $1.98     $1.87     $1.59     $1.36     $1.22
Diluted EPS                              1.95      1.83      1.55      1.33      1.20
Cash Dividends Declared                  0.60      0.52      0.44      0.40      0.36
Book Value                              14.13     12.77     11.32     10.46      9.58
Average Common Shares-Basic             2,790     2,812     2,803     2,801     2,792
Average Common Shares-Diluted           2,837     2,868     2,868     2,862     2,844

SELECTED BALANCE SHEET DATA:
Loans, net including held for sale   $272,129  $269,757  $238,998  $210,108  $182,839
Investment Securities                  75,608    68,054    70,623    72,353    81,703
Total Assets                          397,257   371,847   347,479   308,705   290,655
Deposits                              308,915   300,816   274,566   258,740   241,325
Securities sold under agreements to
 repurchase and other borrowings        1,602     9,446    11,858    11,248     9,458
Federal Home Loan Bank advances        43,598    21,644    26,592     6,954    10,236
Stockholders' Equity                   39,100    35,860    31,720    29,372    26,716

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets                        1.46%     1.49%     1.39%     1.31%     1.23%
Return on Stockholders' Equity         14.60%    15.63%    14.57%    13.57%    13.43%
Net Interest Margin (1)                 4.22%     4.47%     4.46%     4.27%     4.18%
Equity to Assets (annual average)       9.99%     9.51%     9.54%     9.62%     9.17%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio                  30.28%    27.84%    27.73%    29.49%    29.49%
Number of Employees (at period end)       180       159       149       144       145

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans                1.23%     1.24%     1.28%     1.28%     1.25%
Net Charge-offs as a Percentage of
 Average Loans                          0.39%     0.18%     0.15%     0.15%     0.16%
(1)	 Tax equivalent





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
                                                Average           Average  Average           Average  Average           Average
                                                Balance  Interest  Rate    Balance  Interest  Rate    Balance  Interest  Rate

ASSETS
Interest-Earning Assets
Securities Held to Maturity
 State and Municipal obligations                $   -    $   -       0.00% $15,837  $   912     5.76% $16,360  $   945     5.78%
Securities Available for Sale (1)
 U.S. Treasury and Federal Agency Securities     41,654    2,421     5.81%  44,585    2,726     6.11%  47,887    2,725     5.69%
 State and Municipal obligations                 17,978      974     5.42%   2,947      148     5.02%   3,642      182     5.00%
 Other Securities                                11,365      570     5.02%   6,110      346     5.66%   4,943      278     5.62%
  Total Securities Available for Sale            70,997    3,965     5.58%  53,642    3,220     6.00%  56,472    3,185     5.64%
   Total Investment Securities                   70,997    3,965     5.58%  69,479    4,132     5.95%  72,832    4,130     5.67%
   Tax Equivalent Adjustment                                 371     0.52%              278     0.40%              340     0.47%
   Tax Equivalent Total                                    4,336     6.11%            4,410     6.35%            4,470     6.14%
Federal Funds Sold and Agreements to Repurchase  10,893      391     3.59%   6,038      384     6.36%   2,999      149     4.97%
Interest-Bearing Deposits with Banks                870       31     3.56%     193       11     5.70%     124        6     4.84%
Loans, Net of Deferred Loan Fees (2)
 Commercial                                      32,837    2,678     8.16%  29,497    2,822     9.57%  26,530    2,306     8.69%
 Real Estate Mortgage                           217,132   18,543     8.54% 204,197   18,371     9.00% 175,429   14,946     8.52%
 Installment                                     23,535    2,438    10.36%  24,017    2,488    10.36%  19,350    1,916     9.90%
  Total Loans                                   273,504   23,659     8.65% 257,711   23,681     9.19% 221,309   19,168     8.66%
Total Interest-Earning Assets                   356,264   28,417     7.98% 333,421   28,486     8.54% 297,264   23,793     8.00%
Allowance for Loan Losses                        (3,386)                    (3,330)                    (2,969)
Cash and Due From Banks                           9,281                     10,063                     12,899
Premises and Equipment                            9,171                      7,445                      6,952
Other Assets                                      7,375                      5,816                      6,091
  Total Assets                                  378,705                    353,415                    320,237

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal ("NOW")
 and Money Market Investment Accounts            78,220    2,279     2.91%  70,788    2,514     3.55%  70,263    2,159     3.07%
Savings                                          14,494      252     1.74%  14,089      281     1.99%  13,533      269     1.99%
Certificates of Deposit and Other Deposits      160,751    8,776     5.46% 158,106    9,013     5.70% 139,381    6,872     4.93%
 Total Interest-Bearing Deposits                253,465   11,307     4.46% 242,983   11,808     4.86% 223,177    9,300     4.17%
Securities sold under agreements to
  repurchase and other borrowings                 4,590      222     4.84%  10,316      632     6.13%   9,082      479     5.27%
Federal Home Loan Bank advances                  33,247    1,857     5.59%  19,442    1,158     5.96%  13,749      768     5.59%
 Total Interest-Bearing Liabilities             291,302   13,386     4.60% 272,741   13,598     4.99% 246,008   10,547     4.29%
Noninterest-Bearing Earning Demand Deposits      45,469                     43,813                     40,715
Other Liabilities                                 4,092                      3,254                      2,963
 Total Liabilities                              340,863                    319,808                    289,686
STOCKHOLDERS' EQUITY                             37,842                     33,607                     30,551
 Total Liabilities and Shareholders' Equity     378,705                    353,415                    320,237
Average Equity to Average Total Assets             9.99%                      9.51%                      9.54%
Net Interest Income                                       14,660                     14,610                     12,906
Net Interest Income (tax equivalent) (3)                  15,031                     14,888                     13,246
Net Interest Spread (tax equivalent) (3)                             3.38%                      3.55%                      3.72%
Net Interest Margin (tax equivalent) (3)                             4.22%                      4.47%                      4.46%




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


The following table is a summary of noninterest income and expense for the three-year period indicated.

                                             For the Year Ended December 31
                                                    (in thousands)
                                              2001       2000       1999
NON-INTEREST INCOME
Service Charges                             $   3,664  $   2,650  $   2,075
Loan Service Fee Income                           258        287        291
Trust Department Income                           347        420        398
Investment Securities Gains (Losses),net          287        (88)         1
Gains on Sale of Mortgage Loans                   382        132        351
Other                                             734        397        270
Total Non-interest Income                       5,672      3,798      3,386

NON-INTEREST EXPENSE
Salaries and Employee Benefits                  6,019      5,539      5,054
Occupancy Expenses                              1,891      1,538      1,361
Other                                           3,846      3,297      3,007
Total Non-interest Expense                     11,756     10,374      9,422

Net Non-interest Expense as a
Percentage of Average Assets                     1.61%      1.86%      1.88%

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

Loans Outstanding
                                            At December 31 (in thousands)
                                 2001      2000      1999      1998      1997
Commercial                     $ 18,618  $ 17,452  $ 17,713  $ 15,177  $ 10,644
Real Estate Construction         12,302    15,270    17,003    11,055     7,657
Real Estate Mortgage            168,684   163,190   138,337   124,721   113,524
Agricultural                     53,640    52,008    46,443    44,199    37,924
Installment                      21,952    24,807    22,358    17,608    15,182
Other                               338       434       280       159       287
  Total Loans                   275,534   273,161   242,134   212,919   185,218
Less Deferred Loan Fees              19        16        33        76        57
  Total Loans Net of
   Deferred Loan Fees           275,515   273,145   242,101   212,843   185,161
Less loans held for sale          2,343       868     3,494     5,909     5,418
Less Allowance For Loan Losses    3,386     3,388     3,103     2,734     2,322
  Net Loans                     269,786   268,889   235,504   204,200   177,421

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

Loan Maturities and Interest Sensitivity

                                   At December 31, 2001 (in thousands)
                            One Year  One Through     Over       Total
                            or Less    Five Years  Five Years    Loans
Commercial                 $    9,382  $    6,789  $    2,447  $   18,618
Real Estate Construction        9,571       2,526         205      12,302
Real Estate Mortgage           15,894     105,993      46,778     168,665
Agricultural                   16,240      35,234       2,166      53,640
Installment                     5,461      16,344         147      21,952
Other                             338           0           0         338
  Total Loans                  56,886     166,886      51,743     275,515
Fixed Rate Loans               33,647     152,359      12,174     198,180
Floating Rate Loans            23,239      14,527      39,569      77,335
  Total                        56,886     166,886      51,743     275,515



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

Short Term Borrowings
                                      As of and for the year ended
                                       December 31 (in thousands)
                                        2001     2000     1999
Federal Funds Purchased:
  Balance at Year end                  $   -    $   -    $   -
  Average Balance During the Year            6      373    2,196
  Maximum Month End Balance                -      2,300   11,925
  Year end rate                           0.00%    0.00%    0.00%
  Average annual rate                     5.89%    6.95%    5.18%
Repurchase Agreements:
  Balance at Year end                  $   683  $ 8,189  $10,330
  Average Balance During the Year        3,303    8,727    5,683
  Maximum Month End Balance              5,164   12,310   10,330
  Year end rate                           1.59%    5.92%    4.87%
  Average annual rate                     3.35%    5.51%    4.37%
Other Borrowed Funds:
  Balance at Year end                  $   919  $ 1,257  $ 1,528
  Average Balance During the Year        1,281    1,216    1,203
  Maximum Month End Balance              1,768    1,766    1,759
  Year end rate                           7.24%   11.71%    7.90%
  Average annual rate                     8.67%   10.13%    9.49%



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



Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                  For the Year Ended December 31 (in thousands)
                                    2001     2000     1999     1998     1997
Balance at Beginning of Year       $ 3,388  $ 3,103  $ 2,735  $ 2,322  $ 2,101
Amounts Charged-off:
 Commercial                            178       14        0       13        5
 Real Estate Construction                0        0        0        0        0
 Real Estate Mortgage                  171      115       50       36       25
 Agricultural                           46       30       72       19       52
 Consumer                              751      400      289      300      273
  Total Charged-off Loans            1,146      559      411      368      355
Recoveries on Amounts
 Previously Charged-off:
  Commercial                             4       14        5        4        3
  Real Estate Construction               0        0        0        0        0
  Real Estate Mortgage                   2        7        1        9        1
  Agricultural                           1        8       32        2       25
  Consumer                              69       65       41       66       54
   Total Recoveries                     76       94       79       81       83
Net Charge-offs                      1,070      465      332      287      272
Provision for Loan Losses            1,068      750      700      700      493
Balance at End of Year               3,386    3,388    3,103    2,735    2,322
Total Loans, Net of Deferred
 Loan Fees
  Average                          273,504  257,711  221,309  193,182  171,128
  At December 31                   275,515  273,145  242,101  212,843  185,161
As a Percentage of Average Loans:
 Net Charge-offs                      0.39%    0.18%    0.15%    0.15%    0.16%
 Provision for Loan Losses            0.39%    0.29%    0.32%    0.36%    0.29%
Allowance as a Percentage of
 Year-end Net Loans (1)               1.23%    1.24%    1.28%    1.28%    1.25%
Beginning Allowance as a Multiple
 of Net Charge-offs                    3.2      6.7      8.2      8.1      7.7
Ending Allowance as a Multiple
 of Nonperforming Assets               1.40     1.72     2.79     2.39     4.77

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



Allowance for Loan Losses

                                                                 At December 31 (in thousands)
                                  2001                  2000                  1999                1998                 1997
                          Dollars   Percentage  Dollars   Percentage  Dollars Percentage  Dollars  Percentage  Dollars   Percentage
Commercial                $    291        8.59% $    275        8.12% $   275       8.86% $    262       9.58% $    191        8.23%
Real Estate Construction       194        5.73%      244        7.20%     294       9.47%      168       6.14%      118        5.08%
Real Estate Mortgage         1,602       47.31%    1,563       46.13%   1,471      47.41%    1,480      54.11%    1,327       57.15%
Agricultural                   693       20.47%      668       19.72%     565      18.21%      473      17.29%      393       16.93%
Consumer                       606       17.90%      638       18.83%     498      16.05%      352      12.87%      293       12.62%
Total                        3,386      100.00%    3,388      100.00%   3,103     100.00%    2,735     100.00%    2,322      100.00%

Loans

                                                                At December 31 (in thousands)
                                  2001                  2000                  1999                1998                 1997
                          Dollars   Percentage  Dollars   Percentage  Dollars Percentage  Dollars  Percentage  Dollars   Percentage
Commercial                $ 18,618        6.76% $ 17,452        6.39% $17,713       7.32% $ 15,177       7.13% $ 10,644        5.75%
Real Estate Construction    12,302        4.47%   15,270        5.59%  17,003       7.02%   11,055       5.19%    7,657        4.14%
Real Estate Mortgage       168,665       61.22%  163,174       59.74% 138,304      57.13%  124,645      58.56%  113,467       61.28%
Agricultural                53,640       19.47%   52,008       19.04%  46,443      19.18%   44,199      20.77%   37,924       20.48%
Consumer                    21,952        7.97%   24,807        9.08%  22,358       9.23%   17,608       8.27%   15,182        8.20%
Other                          338        0.12%      434        0.16%     280       0.12%      159       0.07%      287        0.16%
Total, Net (1)             275,515      100.00%  273,145      100.00% 242,101     100.00%  212,843     100.00%  185,161      100.00%
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

                                           At December 31 (dollars in thousands)
                                                2001       2000      Change
Stockholders' Equity (1)                      $  38,353  $  35,868      2,485
  Less Disallowed Amount                            943      1,380       (437)
Tier I Capital                                   37,410     34,488      2,922
  Allowance for Loan Losses                       3,386      3,296         90
  Other                                             104          0        104
Tier II Capital                                   3,490      3,296        194
  Total Capital                                  40,900     37,784      3,116
Total Risk Weighted Assets                      283,541    263,660     19,881
Ratios:
Tier I Capital to Risk-weighted Assets            13.19%     13.08%      0.11%
Total Capital to Risk-weighted Assets             14.42%     14.33%      0.09%
Leverage                                           9.63%      9.29%      0.34%

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

Investment Securities (Held to maturity at amortized cost, available for sale at market value)
                                      At December 31 (in thousands)
                                       2001       2000       1999
Available for Sale
 U.S. treasury                       $   7,218  $  14,992  $  17,954
 U.S. government agencies                6,118      5,028      5,902
 States and political subdivisions      19,470      3,366      3,681
 Mortgage-backed
  Fixed -
   GNMA, FNMA, FHLMC Passthroughs       12,672      5,580      5,998
   GNMA, FNMA, FHLMC CMO's               5,057      4,941      5,191
    Total                               17,729     10,521     11,189
  Variable -
   GNMA, FNMA, FHLMC Passthroughs        8,402      9,374     11,539
   GNMA, FNMA, FHLMC CMO's               2,925      2,983      3,045
    Total                               11,327     12,357     14,584
     Total mortgage-backed              29,056     22,878     25,773
 Other                                  13,746      6,559      1,620
  Total                                 75,608     52,823     54,930

Held to Maturity
 States and political subdivisions   $     -    $  15,231  $  15,693

Total                                $  75,608  $  68,054  $  70,623


Maturity Distribution of Securities

                                                   At December 31, 2001 (in thousands)
                                               Over One   Over Five               Asset
                                                 Year       Years                Backed
                                    One Year    Through    Through   Over Ten   & Equity
                                     or Less   Five Years Ten Years    Years    Securities   Total
Available for Sale
 U.S. treasury                      $   2,061  $   5,157  $     -    $     -    $     -    $   7,218
 U.S. government agencies               3,103      3,015          0          0          0      6,118
 States and political subdivisions        816      5,534      5,650      7,470          0     19,470
 Mortgage-backed                            0          0          0          0     29,056     29,056
 Equity Securities                          0          0          0          0     10,693     10,693
 Other                                      0      2,015      1,038          0          0      3,053
  Total                                 5,980     15,721      6,688      7,470     39,749     75,608
Percent of Total                          7.9%      20.8%       8.8%       9.9%      52.6%     100.0%
Weighted Average Yield (1)               6.03%      6.16%      7.92%      7.48%      4.74%      5.69%

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


Projected Net Interest Income (December 31, 2001)

                                                          Level
                                        -300     -100     Rates    +100     +300

Year One  (1/1/02 - 12/31/02)
   Interest Income                     $21,449  $23,849  $25,210  $26,577  $29,316
   Interest Expense                      7,076    8,704    9,917   11,130   13,557

       Net Interest Income              14,373   15,145   15,293   15,447   15,759

Net interest income dollar change         (920)    (148)              154      466

Net interest income percentage change     -6.0%    -1.0%    N/A       1.0%     3.0%

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

Liquidity Ratios
                                             December 31
                                        2001     2000     1999
Average Loans (including loans held
 for sale)/Average Deposits             91.5%    89.9%    83.9%
Average Securities sold under
 agreements to repurchase and other
 borrowings/Average Assets               1.2%     2.9%     2.8%

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

Aggregated Option Exercises in Calendar 2001 and Year-end Stock Option Values

                  Shares                 Number of Securities       Value of Unexercised
                 Acquired     Value    Underlying Unexercised          In-the-Money
                on Exercise Realized     Options at 12/31/01      Options at 12/31/01
     Name          (#)         ($)    Exercisable/Unexercisable  Exercisable/Unexercisable

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

                           Years of Service

Remuneration        15          20          25          30          35

 $ 25,000         $ 3,750     $ 5,000     $ 6,250     $ 7,500     $ 8,750
   50,000           7,500      10,000      12,500      15,000      17,500
   75,000          11,250      15,000      18,750      22,500      26,250
  100,000          15,000      20,000      25,000      30,000      35,000
  125,000          18,750      25,000      31,250      37,500      43,750
  150,000          22,500      30,000      37,500      45,000      52,500
  175,000          26,250      35,000      43,750      52,500      61,250
  200,000          30,000      40,000      50,000      60,000      70,000
  225,000          33,750      45,000      56,250      67,500      78,750


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

21    Subsidiaries of Registrant

23    Consent of Crowe, Chizek and Company LLP

99.1 Proxy statement dated March 26, 2002, sent to the Registrant's security holders in connection with the 2002 Annual Meeting of Shareholders and supplementally furnished to the Commission for its information as required by Form 10-K for registrants which have not registered securities pursuant to Section 12 of the Securities Exchange Act of 1934. This material is not otherwise to be deemed filed with the Commission.

* Denotes a management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit pursuant to Item 601(10) (iii) of Regulation S-K.


(b)  Current Reports on Form 8-K during the quarter ended December 31, 2001
       None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Bourbon Bancshares, Inc.
By:  _/s/Buckner Woodford____
Buckner Woodford, President and Chief Executive Officer, Director
August 30, 2002

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

3.2  Bylaws of the Registrant are incorporated by reference to
Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-
Q for the quarterly period ending June 30, 2000 (File No.
33-96358).

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

13    Bourbon Bancshares, Inc. 2001 Annual Report

21    Subsidiaries of Registrant

23    Consent of Crowe, Chizek and Company LLP

99.1 Proxy statement dated March 26, 2002, sent to the Registrant's security holders in connection with the 2002
Annual Meeting of Shareholders and supplementally furnished to the Commission for its information as required by Form
10-K for registrants which have not registered securities pursuant to Section 12 of the Securities Exchange Act of 1934. This material is not otherwise to be deemed filed with the Commission.

* Denotes a management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit pursuant to Item 601(10) (iii) of Regulation S-K.




Exhibit 13

BOURBON BANCSHARES, INC.

ANNUAL REPORT 2002


Letter to the Shareholders.

Our country was drastically changed in 2001 by the terrorist attack on September 11. Many and varied emotions were felt by our citizens --shock, anger, fear, patriotism, and more. Peaceful enjoyment was replaced with deep concern for our future.

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


FINANCIAL HIGHLIGHTS...

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



CONSOLIDATED BALANCE SHEETS
December 31



                                                    2001              2000
ASSETS
Cash and due from banks                       $   15,229,462    $   11,595,878
Federal funds sold                                14,409,000         3,749,000
  Cash and cash equivalents                       29,638,462        15,344,878
  Available for sale                              75,607,874        52,822,939
  Held to maturity (fair value
   2000 - $15,638,185)                                     -        15,231,406
Mortgage loans held for sale                       2,343,095           867,804

Loans                                            273,172,802       272,277,776
  Allowance for loan losses                       (3,386,425)       (3,388,380)
    Net loans                                    269,786,377       268,889,396

Federal Home Loan Bank stock                       3,846,500         3,597,900
Bank premises and equipment, net                  10,504,904         8,298,504
Interest receivable                                3,507,473         4,262,243
Intangible assets                                  1,405,918         1,743,786
Other assets                                         616,556           788,407

Total assets                                  $  397,257,159    $  371,847,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                        $   47,622,621    $   48,438,750
  Time deposits, $100,000 and over                41,671,945        40,305,827
  Other interest bearing                         219,620,618       212,071,008
    Total deposits                               308,915,184       300,815,585
Securities sold under agreements to repurchase
  and other borrowings                             1,601,982         9,446,393
Federal Home Loan Bank advances                   43,597,929        21,644,278
Interest payable                                   2,814,581         3,427,489
  Total liabilities                              358,156,778       335,987,282

Stockholders' equity
  Preferred stock, 300,000 shares
    authorized and unissued                                -                 -
  Common stock, no par value; 10,000,000
    shares authorized; 2,766,917 and
    2,808,067 shares issued and
    outstanding in 2001 and 2000                   6,649,018         6,627,255
  Retained earnings                               31,703,573        29,241,091
  Accumulated other comprehensive
    income (loss)                                    747,790            (8,365)
    Total stockholders' equity                    39,100,381        35,859,981

Total liabilities and stockholders' equity    $  397,257,159    $  371,847,263


CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31


                                      2001            2000            1999
Interest income
  Loans, including fees           $ 23,658,873    $ 23,681,081    $ 19,167,985
  Securities
    Taxable                          2,591,330       2,818,906       2,761,337
    Tax exempt                       1,124,620       1,059,658       1,115,480
  Other                                671,231         647,597         408,077
                                    28,046,054      28,207,242      23,452,879

Interest expense
  Deposits                          11,306,963      11,807,823       9,300,244
  Securities sold under agreements
    to repurchase and
    other borrowings                   131,913         541,550         386,607
  Federal Home Loan Bank advances    1,857,061       1,158,250         767,779
  Other                                 90,000          90,000          92,440
                                    13,385,937      13,597,623      10,547,070

Net interest income                 14,660,117      14,609,619      12,905,809
Provision for loan losses            1,068,000         750,000         699,600
Net interest income after
  provision for loan losses         13,592,117      13,859,619      12,206,209

Other income
  Service charges                    3,663,990       2,650,310       2,074,999
  Loan service fee income              257,823         286,704         290,622
  Trust department income              346,554         419,728         397,416
  Securities gains (losses), net       287,262         (88,169)            906
  Gain on sale of mortgage loans       382,532         132,559         351,192
  Other                                734,043         397,131         270,416
                                     5,672,204       3,798,263       3,385,551

Other expenses
  Salaries and employee benefits     6,019,279       5,538,589       5,054,249
  Occupancy expenses                 1,890,878       1,538,037       1,361,025
  Amortization                         419,486         434,373         441,286
  Advertising and marketing            428,229         362,958         323,726
  Taxes other than payroll,
   Property and income                 370,537         363,957         234,818
  Other                              2,627,444       2,135,581       2,006,858
                                    11,755,853      10,373,495       9,421,962

Income before income taxes           7,508,468       7,284,387       6,169,798
Provision for income taxes           1,983,978       2,031,445       1,719,685

Net income                        $  5,524,490    $  5,252,942    $  4,450,113

Earnings per share:
  Basic                           $       1.98    $       1.87    $       1.59
  Diluted                                 1.95            1.83            1.55


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31


                                 2001            2000            1999

Net income                        $  5,524,490    $  5,252,942    $  4,450,113

Other comprehensive income (loss),
  net of tax:
    Unrealized gains (losses) on
      securities arising
      during the period                945,748         483,032        (615,012)
Reclassification of realized
  amount                              (189,593)         58,192            (598)
Net change in unrealized gain
  (loss) on securities                 756,155         541,224        (615,610)

Comprehensive income              $  6,280,645    $  5,794,166    $  3,834,503



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999

                                                                                      Accumulated
                                                                                         Other          Total
                                                   Common Stock           Retained   Comprehensive   Stockholders'
                                               Shares        Amount       Earnings       Income         Equity
Balances, January 1, 1999                   2,809,256   $ 6,474,241   $ 22,832,043   $   66,021   $ 29,372,305

Common stock issued (including
  employee gifts of 95 shares)                  7,695        54,187              -            -         54,187

Common stock purchased                        (14,480)      (37,055)      (271,071)           -       (308,126)

Net change in unrealized gain (loss)
  on securities available for sale, net
  of tax                                            -             -              -     (615,610)      (615,610)

Net income                                          -             -      4,450,113            -      4,450,113

Dividends declared - $.44 per share                 -             -     (1,233,296)           -     (1,233,296)

Balances, December 31, 1999                 2,802,471     6,491,373     25,777,789     (549,589)    31,719,573

Common stock issued (including
  employee gifts of 48 shares)                 21,208       172,580              -            -        172,580

Common stock purchased                        (15,612)      (36,698)      (327,012)           -       (363,710)

Net change in unrealized gain (loss)
  on securities available for sale, net
  of tax                                            -             -              -      541,224        541,224

Net income                                          -             -      5,252,942            -      5,252,942

Dividends declared - $.52 per share                 -             -     (1,462,628)           -      1,462,628)

Balances, December 31, 2000                 2,808,067     6,627,255      29,241,091      (8,365)    35,859,981

Common stock issued (including
  employee gifts of 77 shares)                 30,553       344,280               -           -        344,280

Common stock purchased                        (71,703)     (322,517)     (1,388,960)          -     (1,711,477)

Net change in unrealized gain (loss)
  on securities available for sale, net
  of tax                                            -             -               -     756,155        756,155

Net income                                          -             -       5,524,490           -      5,524,490

Dividends declared - $.60 per share                 -             -      (1,673,048)          -     (1,673,048)

Balances, December 31, 2001                 2,766,917   $ 6,649,018    $ 31,703,573   $ 747,790   $ 39,100,381


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31

                                                    2001            2000            1999
Cash flows from operating activities
  Net income                                    $  5,524,490    $  5,252,942    $  4,450,113
  Adjustments to reconcile net
   income to net cash from
   operating activities
    Depreciation and amortization                  1,380,148       1,246,826       1,207,402
    Provision for loan losses                      1,068,000         750,000         699,600
    Securities amortization (accretion), net         155,678         (52,915)          5,293
    Securities (gains) losses, net                  (287,262)         88,169            (906)
    Originations of loans held for sale          (29,054,241)    (12,588,461)    (22,264,141)
    Proceeds from sale of loans                   27,879,863      15,292,943      24,802,228
    Gain on sale of mortgage loans                  (382,532)       (132,559)       (351,192)
    Federal Home Loan Bank stock dividends          (248,600)       (252,400)       (226,000)
  Changes in:
    Interest receivable                              754,770        (808,025)       (289,108)
    Other assets                                     (99,188)        289,452         (33,731)
    Interest payable                                (612,908)      1,285,735         332,017
    Other liabilities                                573,565          52,791         (50,333)
      Net cash from operating activities           6,651,783      10,424,498       8,281,242

Cash flows from investing activities
  Purchases of securities available for sale     (52,945,350)    (24,858,046)    (38,694,863)
  Proceeds from sales of securities available
   for sale                                       12,344,139      17,045,613      17,828,018
  Proceeds from principal payments and \
   maturities of securities available for sale    34,325,320      10,685,161      20,393,126
  Purchases of securities held to maturity                 -        (632,490)       (349,522)
  Proceeds from maturities of securities held
   to maturity                                             -       1,113,500       1,616,300
  Net change in loans                             (2,083,841)    (34,356,698)    (32,401,646)
  Purchases of bank premises and equipment, net   (3,167,061)     (2,029,097)       (701,261)
  Net cash acquired in branch acquisition                  -               -       8,387,089
    Net cash from investing activities           (11,526,793)    (33,032,057)    (23,922,759)

Cash flows from financing activities
  Net change in deposits                           8,099,599      26,249,645       6,840,197
  Net change in securities sold under agreements
   to repurchase and other borrowings             (7,844,411)     (2,412,071)        610,187
  Advances from Federal Home Loan Bank            22,200,000       6,317,000      20,000,000
  Payments on Federal Home Loan Bank advances       (246,349)    (11,265,027)       (361,197)
  Proceeds from issuance of common stock             344,280         172,580          50,135
  Purchase of common stock                        (1,711,477)       (363,710)       (304,074)
  Dividends paid                                  (1,673,048)     (1,462,628)     (1,233,296)
    Net cash from financing activities            19,168,594      17,235,789      25,601,952


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31



                                                    2001            2000            1999

Net change in cash and cash equivalents         $ 14,293,584    $ (5,371,770)   $  9,960,435

Cash and cash equivalents at beginning of year    15,344,878      20,716,648      10,756,213

Cash and cash equivalents at end of year        $ 29,638,462    $ 15,344,878    $ 20,716,648

Supplemental disclosures of cash flow
 Information cash paid during the year for:
    Interest expense                            $ 13,998,845    $ 12,311,888    $ 10,184,300
    Income taxes                                   1,930,000       2,060,803       1,849,988
Supplemental schedules of non-cash investing
 activities
  Real estate acquired through foreclosure      $    118,860    $    205,200    $    426,205
  Transfer of held to maturity portfolio to
   available for sale                             15,231,406               -               -


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

Summary of stock option transactions are as follows:

                                        2001                   2000                   1999
                                            Weighted               Weighted               Weighted
                                             Option                 Option                 Option
                                 Options      Price     Options      Price     Options      Price
Outstanding, beginning of year   131,730     $14.32     148,940     $13.17     130,760     $11.36
Granted                            4,160      23.58       3,950      24.30      25,780      20.62
Expired                           (3,334)     18.34           -          -           -          -
Exercised                        (29,072)     10.92     (21,160)      8.11      (7,600)      7.13
Outstanding, end of year         103,484     $15.52     131,730     $14.32     148,940     $13.17

Weighted remaining contractual
  Life                               62.3 months         66.4 months         70.6 months



NOTE  12 - STOCK OPTION PLAN (Continued)

                                        2001        2000        1999
Options outstanding
  From $4.25 to $6.38 per share             -       5,800      19,600
  From $8.63 to $11.14 per             16,880      26,980      30,480
  From $12.00 to $15.50 per share      53,420      66,540      69,900
  From $18.00 to $26.00 per share      33,184      32,410      28,960
                                      103,484     131,730     148,940

Eligible for exercise
  From $4.25 to $6.38 per share             -       5,800      19,600
  From $8.63 to $11.14 per share       16,880      26,980      30,480
  From $12.00 to $15.50 per share      41,780      41,140      31,740
  From $18.00 to $26.00 per share      13,240       8,116       2,680
                                       71,900      82,036      84,500

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

The Company's and the Bank's actual amounts and ratios are presented in the table below:

                                                                                     To Be Well
                                                                                    Capitalized
                                                                                    Under Prompt
                                                                 For Capital          Corrective
                                                 Actual       Adequacy Purposes   Action Provisions
                                            Amount     Ratio    Amount   Ratio     Amount    Ratio
2001                                                        (Dollars in Thousands)

Consolidated
  Total Capital (to Risk-Weighted Assets)   $40,900    14.4%    $22,683    8%     $28,354     10%
  Tier I Capital (to Risk-Weighted Assets)   37,410    13.2      11,342    4       17,012      6
  Tier I Capital (to Average Assets)         37,410     9.6      15,540    4       19,426      5

Bank Only
  Total Capital (to Risk-Weighted Assets)   $35,775    12.7%    $22,545    8%     $28,182     10%
  Tier I Capital (to Risk-Weighted Assets)   32,383    11.5      11,273    4       16,909      6
  Tier I Capital (to Average Assets)         32,383     8.4      15,423    4       19,279      5

2000
Consolidated
  Total Capital (to Risk-Weighted Assets)   $37,784    14.3%    $21,093    8%     $26,366     10%
  Tier I Capital (to Risk-Weighted Assets)   34,488    13.1      10,546    4       15,820      6
  Tier I Capital (to Average Assets)         34,488     9.3      14,848    4       18,560      5

Bank Only
  Total Capital (to Risk-Weighted Assets)   $33,125    12.7%    $20,908    8%     $26,135     10%
  Tier I Capital (to Risk-Weighted Assets)   29,858    11.4      10,454    4       15,681      6
  Tier I Capital (to Average Assets)         29,858     8.1      14,752    4       18,441      5





NOTE  18 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31

                                                   2001               2000

(In Thousands)
ASSETS
Cash on deposit with subsidiary                   $   3,510          $   2,710
Investment in subsidiary                             33,931             31,230
Securities available for sale                         1,759              1,820
Other assets                                           (100)               100

Total assets                                      $  39,100          $  35,860


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                       $       -          $       -

Stockholders' equity
  Preferred stock                                         -                  -
  Common stock                                        6,649              6,627
  Retained earnings                                  31,703             29,241
  Accumulated other comprehensive income                748                 (8)

Total liabilities and stockholders' equity        $  39,100          $  35,860



NOTE  18 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statements of Income and Comprehensive Income
Years Ended December 31

                                                2001       2000       1999
(In Thousands)
Income
  Dividends from subsidiary                    $ 3,280    $ 3,160    $ 2,700
  Securities gains (losses), net                    72        (17)         -
  Interest income                                   44         61         28
    Total income                                 3,396      3,204      2,728

Expenses
  Other expenses                                    39         39         53

Income before income taxes and equity in
 undistributed income of subsidiary              3,357      3,165      2,675

Applicable income tax (expense) benefits           (26)        46          9

Income before equity in undistributed
 income of subsidiary                            3,331      3,211      2,684

Equity in undistributed income of subsidiary     2,193      2,042      1,766

Net income                                       5,524      5,253      4,450

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities
   Arising during the period                      946        483      (615)
  Reclassification of realized amount             (189)        58         -

  Net change in unrealized gain (loss)
   on securities                                   757        541       (615)

Comprehensive income                           $ 6,281    $ 5,794    $ 3,835



NOTE  18 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows
Years Ended December 31

                                               2001         2000        1999
(In Thousands)
Cash flows from operating activities
  Net income                                 $  5,524     $  5,253    $  4,450
  Adjustments to reconcile net income to net
   cash from operating activities
    Equity in undistributed earnings of
     Subsidiary                                (2,193)      (2,042)     (1,766)
    Securities (gains) losses, net                (72)          17           -
    Change in other assets                         72          (37)         (3)
      Net cash from operating activities        3,331        3,191       2,681

Cash flows from investing activities
  Purchase of securities available for sale      (311)      (1,071)       (555)
  Proceeds from sales of securities
   available for sale                             820          638           -
    Net cash from investing activities            509         (433)       (555)

Cash flows from financing activities
  Dividends paid                               (1,673)      (1,463)     (1,233)
  Proceeds from issuance of common stock          344          173          50
  Purchase of common stock                     (1,711)        (364)       (304)
    Net cash from financing activities         (3,040)      (1,654)     (1,487)

Net change in cash                                800        1,104         639

Cash at beginning of year                       2,710        1,606         967

Cash at end of year                          $  3,510     $  2,710    $  1,606



NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                       Interest  Net Interest   Net         Earnings Per Share
                        Income      Income     Income     Basic   Fully Diluted
2001
  First quarter        $ 7,289     $ 3,627     $ 1,281   $   .46      $   .45
  Second quarter         7,181       3,713       1,438       .51          .50
  Third quarter          6,982       3,706       1,360       .49          .48
  Fourth quarter         6,594       3,614       1,445       .52          .52

2000
  First quarter        $ 6,534     $ 3,510     $ 1,308   $   .47      $   .46
  Second quarter         6,933       3,743       1,312       .46          .45
  Third quarter          7,350       3,768       1,297       .46          .45
  Fourth quarter         7,390       3,589       1,336       .48          .47








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

5

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998



69


37

BOURBON BANCSHARES, INC.


See accompanying notes.

41.


See accompanying notes.

42.


See accompanying notes.

44.


(Continued)

45.


See accompanying notes.

46.
BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999




(Continued)

68.




83.