Form 10-Q
period 2002-09-30
BOURBON BANCSHARES INC /KY/
filed 2002-11-08
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes          No   X___


Number of shares of Common Stock outstanding as of October 31, 2002:
2,775,547.


BOURBON BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              9

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   12

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           19

Item 4.     Control and Procedures                                 20

Part II - Other Information                                        21

Signatures                                                         22

Certifications                                                     23

Exhibits
      11    Earnings Per Share Calculation                         25

      99.1  Certification of Chief Executive Officer pursuant
            to 18 U.S.C. Section 1350, as adopted pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002.      26

      99.2  Certification of Chief Financial Officer pursuant
            to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.         27




Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        9/30/2002 12/31/2001
Assets
  Cash and due from banks                          $  10,060  $  15,229
  Federal funds sold                                     381     14,409
    Cash and cash equivalents                         10,441     29,638
  Investment securities:
    Available for sale                                84,749     75,608
    Held to maturity                                     -
  Mortgage loans held for sale                         2,104      2,343
  Loans                                              283,162    273,173
  Allowance for loan losses                           (3,348)    (3,386)
    Net loans                                        279,814    269,787
  Federal Home Loan Bank stock                         3,982      3,846
  Bank premises and equipment, net                    10,179     10,505
  Interest receivable                                  3,629      3,507
  Intangible assets                                    1,267      1,406
  Other assets                                           668        617
    Total assets                                   $ 396,833  $ 397,257

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  51,858  $  47,623
    Time deposits, $100,000 and over                  41,964     41,672
    Other interest bearing                           209,251    219,620
      Total deposits                                 303,073    308,915
  Securities sold under agreements to repurchase       2,177        683
  Federal Funds Purchased                              1,610        -
  Other borrowed funds                                 1,336        919
  Federal Home Loan Bank advances                     41,991     43,598
  Interest payable                                     1,551      2,815
  Other liabilities                                    2,031      1,227
    Total liabilities                                353,769    358,157

  Stockholders' equity
  Common stock                                         6,775      6,649
  Retained earnings                                   34,346     31,703
  Accumulated other comprehensive income               1,943        748
    Total stockholders' equity                        43,064     39,100
    Total liabilities & stockholders' equity       $ 396,833  $ 397,257




BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                Nine Months Ending
                                                    9/30/2002   9/30/2001
INTEREST INCOME:
  Loans, including fees                            $   15,505  $   18,091
  Investment securities                                 2,887       2,835
  Other                                                   129         329
    Total interest income                              18,521      21,255
INTEREST EXPENSE:
  Deposits                                              5,444       8,861
  Other                                                 1,781       1,545
    Total interest expense                              7,225      10,406
  Net interest income                                  11,296      10,849
  Loan loss provision                                   1,003         576
  Net interest income after provision                  10,293      10,273
OTHER INCOME:
  Service charges                                       2,949       2,784
  Loan service fee income                                 168         197
  Trust department income                                 253         263
  Investment securities gains (losses), net               243          78
  Gain on sale of mortgage loans                          428         224
  Other                                                   705         630
    Total other income                                  4,746       4,176
OTHER EXPENSES:
  Salaries and employee benefits                        4,882       4,511
  Occupancy expenses                                    1,426       1,366
  Amortization of intangibles                             312         313
  Advertising and marketing                               225         322
  Taxes other than payroll, property and income           300         266
  Other                                                 1,980       1,838
    Total other expenses                                9,125       8,616
  Income before taxes                                   5,914       5,833
  Income taxes                                          1,772       1,754
Net income                                         $    4,142  $    4,079

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                1,195       1,190

Comprehensive Income                               $    5,337  $    5,269

Earnings per share
Basic                                              $     1.50  $     1.46
Diluted                                                  1.48        1.43




BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                Three Months Ending
                                                    9/30/2002   9/30/2001
INTEREST INCOME:
  Loans, including fees                            $    5,136  $    5,910
  Investment securities                                   978         896
  Other                                                    27         109
    Total interest income                               6,141       6,915
INTEREST EXPENSE:
  Deposits                                              1,619       2,724
  Other                                                   590         551
    Total interest expense                              2,209       3,275
  Net interest income                                   3,932       3,640
  Loan loss provision                                     301         192
  Net interest income after provision                   3,631       3,448
OTHER INCOME:
  Service charges                                       1,036         932
  Loan service fee income                                  56          63
  Trust department income                                  76          81
  Investment securities gains (losses), net                62           3
  Gain on sale of mortgage loans                          259          68
  Other                                                   231         278
    Total other income                                  1,720       1,425
OTHER EXPENSES:
  Salaries and employee benefits                        1,559       1,538
  Occupancy expenses                                      483         462
  Amortization of intangibles                             107         105
  Advertising and marketing                                75         107
  Taxes other than payroll, property and income           100          91
  Other                                                   725         607
    Total other expenses                                3,049       2,910
  Income before taxes                                   2,302       1,963
  Income taxes                                            677         603
Net income                                         $    1,625  $    1,360

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  625         552

Comprehensive Income                               $    2,250  $    1,912

Earnings per share
Basic                                              $     0.59  $     0.49
Diluted                                                  0.58        0.48



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                    Accumulated
                                                                       Other        Total
                                    ----Common Stock----  Retained Comprehensive Stockholders'
                                      Shares     Amount   Earnings    Income       Equity

Balances, December 31, 2001          2,766,917  $  6,649  $ 31,703  $       748  $    39,100

Common stock issued                     14,886       135       -            -            135

Common stock purchased                  (6,256)       (9)      (85)         -            (94)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                -         -         -          1,195        1,195

Net income                                 -         -       4,142          -          4,142

Dividends declared - $0.34 per share       -         -      (1,414)         -         (1,414)

Balances, September 30, 2002         2,775,547  $  6,775  $ 34,346  $     1,943  $    43,064




BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                               Nine Months Ending
                                                         9/30/2002  9/30/2001
Cash Flows From Operating Activities
  Net Income                                             $   4,142  $   4,079
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 746        721
  Amortization                                                 312        313
  Investment securities amortization (accretion), net          268         72
  Provision for loan losses                                  1,003        576
  Investment securities gains (losses), net                   (243)       (79)
  Originations of loans held for sale                      (21,683)   (17,024)
  Proceeds from sale of loans                               22,350     17,027
  Federal Home Loan Bank Stock Dividends                      (136)      (196)
  Gain on sale of mortgage loans                              (428)      (224)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                     (5)       (21)
  Changes in:
    Interest receivable                                       (122)       (75)
    Other assets                                              (438)       165
    Interest payable                                        (1,264)      (826)
    Other liabilities                                           34       (229)
      Net cash from operating activities                     4,536      4,279
Cash Flows From Investing Activities
  Purchases of securities available for sale               (35,805)   (35,340)
  Proceeds from sales of securities available for sale      18,839      6,239
  Proceeds from principal payments, maturities and
   calls of securities available for sale                    9,610     30,475
  Net change in loans                                      (11,030)    (1,468)
  Purchases of bank premises and equipment, net               (420)    (1,820)
  Proceeds from real estate acquired through foreclosure       374        -
    Net cash from investing activities                     (18,432)    (1,914)
Cash Flows From Financing Activities:
  Net change in deposits                                    (5,842)    (8,054)
  Net change in securities sold under agreements to
   repurchase and other borrowings                           3,521     (6,130)
  Advances from Federal Home Loan Bank                       4,250     15,000
  Payments on Federal Home Loan Bank advances               (5,857)      (186)
  Proceeds from issuance of common stock                       135         60
  Purchase of common stock                                     (94)      (801)
  Dividends paid                                            (1,414)    (1,258)
    Net cash from financing activities                      (5,301)    (1,369)
Net change in cash and cash equivalents                    (19,197)       996
Cash and cash equivalents at beginning of period            29,638     15,345
Cash and cash equivalents at end of period               $  10,441  $  16,341



BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                              Three Months Ending
                                                         9/30/2002  9/30/2001
Cash Flows From Operating Activities
  Net Income                                             $   1,625  $   1,360
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 243        239
  Amortization                                                 107        105
  Investment securities amortization (accretion), net           76         86
  Provision for loan losses                                    301        192
  Investment securities gains (losses), net                    (62)        (3)
  Originations of loans held for sale                      (11,785)    (4,798)
  Proceeds from sale of loans                               10,471      5,849
  Federal Home Loan Bank Stock Dividends                       (47)       (66)
  Gain on sale of mortgage loans                              (259)       (68)
  Losses (gains), including write-downs, on real
   estate acquired through foreclosure, net                    -          (11)
  Changes in:
    Interest receivable                                       (317)      (464)
    Other assets                                               181         67
    Interest payable                                          (343)       300
    Other liabilities                                           (7)       106
      Net cash from operating activities                       184      2,894
Cash Flows From Investing Activities
  Purchases of securities available for sale                (5,846)    (6,827)
  Proceeds from sales of securities available for sale       6,491        -
  Proceeds from principal payments, maturities and
   calls of securities available for sale                    1,803      8,936
  Net change in loans                                       (1,224)        81
  Purchases of bank premises and equipment, net               (235)      (413)
  Proceeds from real estate acquired through foreclosure        55        -
    Net cash from investing activities                       1,044      1,777
Cash Flows From Financing Activities:
  Net change in deposits                                     1,742        139
  Net change in securities sold under agreements to
   repurchase and other borrowings                          (1,266)    (1,564)
  Payments on Federal Home Loan Bank advances                 (461)       (59)
  Proceeds from issuance of common stock                       -           21
  Purchase of common stock                                     (10)      (246)
  Dividends paid                                              (472)      (419)
    Net cash from financing activities                        (467)    (2,128)
Net change in cash and cash equivalents                        761      2,543
Cash and cash equivalents at beginning of period             9,680     13,798
Cash and cash equivalents at end of period               $  10,441  $  16,341




BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2002 and December 31, 2001, and for the nine and three month periods ended September 30, 2002 and September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

Information concerning the Company's core deposit intangible follows:

                                       Original      Accumulated
                                        Amount      Amortization
                                                      9/30/2002
Core deposit intangible               $2,890,404     $2,157,154

Amortization expense for the first nine months of 2002 was $209,601.

Estimated amortization expense for the next five years is: 2002 - $279,468; 2003 - $279,468; 2004 - $198,895; 2005 - $19,140; and 2006 - $19,140.

There are no Intangible assets not subject to amortization.

3.	INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

September 30, 2002
  U.S. Treasury                      $   5,024  $      74  $       -  $  5,098
  U.S. government agencies               7,990        122          -     8,112
  States and political subdivisions     29,026      1,642          -    30,668
  Mortgage-backed                       35,484        758         (6)   36,236
  Equity securities                      1,241        279        (16)    1,504
  Other                                  3,040        127        (36)    3,131
    Total                               81,805      3,002        (58)   84,749

December 31, 2001
  U.S. Treasury                      $   7,079  $     139  $      (1) $  7,217
  U.S. government agencies               5,999        119          -     6,118
  States and political subdivisions     19,067        574       (171)   19,470
  Mortgage-backed                       28,818        351       (112)   29,057
  Equity securities                     10,463        255        (25)   10,693
  Other                                  3,048         33        (28)    3,053
    Total                               74,474      1,471       (337)   75,608


4.	LOANS

Loans at period-end are as follows:
(in thousands)
                                     9/30/2002   12/31/2001

Commercial                           $   16,495  $   18,618
Real estate construction                 13,597      12,302
Real estate mortgage                    178,389     166,323
Agricultural                             56,840      53,640
Consumer                                 17,841      22,290
Total                                   283,162     273,173




5.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                   Nine Months Ended
                                                         September 30
                                                      2002          2001
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $4,142      $4,079
  Weighted average common shares outstanding        2,770       2,797
  Basic earnings per share                         $ 1.50      $ 1.46

Diluted Earnings Per Share
  Net Income                                       $4,142      $4,079
  Weighted average common shares outstanding        2,770       2,797
  Add dilutive effects of assumed exercise
   of stock options                                    38          48
  Weighted average common and dilutive
   Potential common shares outstanding              2,808       2,845
  Diluted earnings per share                       $ 1.48      $ 1.43


Stock options for 550 shares (for the period ended September 30, 2001) of common stock were not considered in computing earnings per share because they were antidilutive.


                  Three Months Ended
                                                         September 30
                                                      2002          2001
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,625      $1,360
  Weighted average common shares outstanding        2,776       2,791
  Basic earnings per share                         $ 0.59      $ 0.49

Diluted Earnings Per Share
  Net Income                                       $1,625      $1,360
  Weighted average common shares outstanding        2,776       2,791
  Add dilutive effects of assumed exercise
   of stock options                                    37          49
  Weighted average common and dilutive
   Potential common shares outstanding              2,813       2,840
  Diluted earnings per share                       $ 0.58      $ 0.48


Stock options for 550 shares (for the quarter ended September 30, 2001) of common stock were not considered in computing earnings per share because they were antidilutive.

6.	Dividends per share paid for the quarter ended September 30, 2002 were
$0.17 compared to $0.15 for September 30, 2001. This is the same rate of dividend paid for the first two quarters of the respective years.



7.	Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement.
Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The Company did not have any mandatory forward sales contracts at September 30, 2002.

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

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.



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

Summary

Bourbon Bancshares, Inc. recorded net income of $4.1 million, or $1.50 basic earnings per share and $1.48 diluted earnings per share for the first nine months ended September 30, 2002 compared to $4.1 million, or $1.46 basic earnings per share and $1.43 diluted earnings per share for the nine month period ending September 30, 2001. The first nine months reflects an increase in net income of 1.5%. For the three month period ending September 30, 2002, net income was $1.6 million ($0.59 basic earnings and $0.58 diluted earnings per share) compared to $1.4 million ($0.49 basic earnings per share and $0.48 diluted earnings per share) for the same period in 2001. This was an increase in net income of 19.4%.

Return on average assets was 1.39% for the nine months ending September 30, 2002 and 1.43% for the same time period in 2001, a decrease of 3%. Return on average assets was 1.63% for the three months ended September 30, 2002 compared to 1.42% for the same time period in 2001, an increase of 15%. Return on average equity was 13.6% for the nine month period ended September 30, 2002 and 14.5% for the same period in 2001 (a decrease of 6%). Return on average equity was 15.6% and 14.2% for the three months ended September 30, 2002 and 2001, respectively, an increase of 10%.

Loans increased $10.0 million from $273.2 million on December 31, 2001 to $283.2 million on September 30, 2002. An increase of $12.1 million in real estate mortgage loans, and a smaller increase in real estate construction and agricultural loans were offset by a decrease in commercial and consumer loans. Management attributes the continued increase in loans primarily to low interest rates. The increased loan demand and leveling of interest rates have contributed to increases in net interest income.

Total deposits decreased from $308.9 million on December 31, 2001 to $303.1 million on September 30, 2002, a decrease of $5.8 million. The decrease is mainly attributable to other interest bearing deposits decreasing $10.4 million. This was partially offset by an increase in non-interest bearing deposits of $4.2 million. The decline in total deposits is primarily attributable to our decision to be less aggressive in our deposit gathering activities.



Net Interest Income

Net interest income was $11.3 million for the nine months ending September 30, 2002 and $10.8 million for the nine months ending September 30, 2001, resulting in an increase of $447 thousand. Net interest income was $3.9 million for the three months ending September 30, 2002 and $3.6 million for the three months ending September 30, 2001, resulting in an increase of $292 thousand or 8%. The interest spread was 3.95% for the first nine months of 2002 compared to 4.01% for the same period in 2001, a decrease of 6 basis points. The Federal Reserve has dropped the discount rate from 6% at December 31, 2000 to 1.25% as of September 30, 2002. These decreases have had a short term adverse effect on net interest income. We believe the decline in net interest margin will be temporary.

For the first nine months, the yield on assets decreased from 8.15% in 2001 to 6.66% in 2002. The cost of liabilities decreased from 4.14% in 2001 to 2.71% in 2002. Rates have remained stable during the first nine months of 2002 and have resulted in an improvement in the spread between the yield on assets and the cost of liabilities during 2002. Year to date average loans are up $5.8 million, or 2.1% from September 30, 2001 to September 30, 2002, while loan interest income has decreased $2.6 million for the first nine months of 2002 compared to the first nine months of 2001. Year to date average deposits also increased from September 30, 2001 to September 30, 2002, up $11.0 million, or 3.7%. Deposit interest expense has decreased $3.4 million for the first nine months of 2002 compared to the same period in 2001.

For the three months ending September 30, the yield on assets decreased from 7.84% in 2001 to 6.58% in 2002. The cost of liabilities decreased from 3.83% in 2001 to 2.45% in 2002, primarily due to the decrease in rates in 2001. This has resulted in the spread improving to 4.13% for this period in 2002, compared to 4.01% for the same period in 2001. Loan interest income has decreased $774 thousand for the three months ending September 30, 2002 compared to the same period of 2001. Deposit interest expense has decreased $1.1 million for the three months ending September 30, 2002 compared to the same period in 2001.

Declining rates in 2001 have resulted in tighter margins in 2002. However, recent months have shown improvement in interest margins. This improvement, along with the balance sheet growth, have resulted in net interest income increasing $447 thousand for the first nine months of 2002 compared to the same period in 2001, and increasing $292 thousand for the three months ending September 30, 2002 compared to September 30, 2001. Increasing loan demand and the widening of net interest margins are both factors contributing to an increase in net interest income during the second and third quarters. The banking industry continues to battle competition for loan and deposit dollars, and this trend is expected to continue.




Non-Interest Income

Non-interest income increased $570 thousand for the nine month period ended September 30, 2002 from $4.2 million to $4.7 million. An increase of $165 thousand in service charges from the first nine months of 2001 to the comparable 2002 period is mainly attributable to an increase in checking overdraft charges of $135 thousand and net proceeds from title insurance of $68 thousand. Title insurance sales began in April 2001. Checking account service charges decreased $64 thousand, mainly a result of the "free" checking product. Overdraft income increased principally due to the implementation of a new "Kentucky Courtesy" overdraft program. "Kentucky Courtesy" is available to qualified customers, and is an overdraft protection service that pays checks up to the "Kentucky Courtesy" limit. Investment securities net gains were $165 thousand greater for the first nine months of 2002 compared to the same period in 2001. Net gains from sale of securities were mainly attributable to municipal securities being called at premiums before their maturity, the sale of U.S. Treasury Notes, and the sale of various stocks. U.S. Treasury Notes are sold before maturity when the total return (gain and net interest) can be improved.

Non-interest income increased $295 thousand for the three month period ended September 30 to $1.7 million in 2002. This increase was mainly attributable to an increase in service charges of $104 thousand, and the gain on sale of mortgage loans increased $204 thousand during the first nine months of 2002 compared to the same 2001 period. The increase for the three months ending September 30, 2002 compared to 2001 was $191 thousand. Decreasing rates result in an increase in loan originations and refinances. Volume of loan originations and sales are inverse to rate changes. Rates fell during 2001 and as a result, had a favorable impact on our loan sales in 2001. Recently, loan rates experienced another decline. As a result, gain from the sale of mortgage loans increased during the three month period ending September 30, 2002 compared to the same period in 2001. The stabilizing or increasing of interest rates may cause the income from the sale of loans to be lower in future periods than in the first nine months of 2002.

The increase in other income of $75 thousand in the first nine months of 2002 as compared to the same time period in 2001 is primarily a result of an increase in brokerage fee income of $86 thousand. We continue to promote the use of our brokerage services to better serve our customers' financial needs. The decrease in other income for the three month period ended September 30, 2002 was $47 thousand. This decrease was mainly attributable to a decrease in Federal Home Loan Bank dividends of $19 thousand and a decrease in brokerage fee income of $24 thousand.

Non-Interest Expense

The increase of $509 thousand in non-interest expenses from $8.6 million for the nine months ended September 30, 2001 to $9.1 million for the same period in 2002 was a result of several factors. Salaries and benefits increased $371 thousand for the first nine months of 2002 compared to 2001, an increase of 8%. For the three months ended September 30, 2002, salaries and benefits increased $21 thousand. The increase is due to annual salary increases and increased staffing. Staffing has mainly been increased in branches to better serve our customers, and more specifically the opening of a full service branch in Cynthiana, Kentucky in October 2001. Salaries, excluding bonuses and incentives, increased 8% from the first nine months of 2001 to the first nine months of 2002. Employee benefits increased $134 thousand and incentives decreased $38 thousand during these comparable periods.



Occupancy expense increased $60 thousand to $1.4 million for the first nine months of 2002 compared to first nine months of 2001. The increase for the three months ended September 30, 2002 over the same period in 2001 was $21 thousand. Depreciation increased $25 thousand during for the first nine months ending September 30, 2002 compared to same period in 2001. Renovation of existing facilities and the purchase of hardware and software for recent technological advances have added to the depreciation expense. The construction of a new full service facility in Cynthiana was completed and opened for business on October 1, 2001. Construction is planned on a new full service branch in Georgetown, and is expected to begin in the third quarter of 2002. This facility will replace the Paris Pike Branch, and is expected to be open for business in the first quarter of 2003. These increases are a result of the Company's continued emphasis on improving and maintaining its facilities, and to stay current with our technology.

Advertising and marketing costs decreased $97 thousand to $225 thousand for the first nine months of 2002 as compared to the same period in 2001. Although the costs are lower this year, continued efforts have been made by the Company to promote the name and the products of Kentucky Bank using various forms of promotional materials and selected types of media, including television.

Income Taxes

The tax equivalent rate for the nine months ended September 30 was 30% for 2002 and for 2001. The tax equivalent rate for the three months ended September 30, 2002 was 29% and 31% for 2001. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2002, 75,423 shares have been purchased. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $10.4 million as of September 30, 2002 compared to $29.6 million at December 31, 2001. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold. Total cash and cash equivalents decreased $19 million since the end of the year, mainly attributable to this money being used to purchase investment securities. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total investment securities available for sale totaled $84.7 million at September 30, 2002.
The available for sale securities are available to meet liquidity needs on a continuing basis.

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

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of September 30, 2002, we have sufficient collateral to borrow an additional $22 million from the FHLB. In addition, as of September 30, 2002 over $58 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of September 30, 2002, the Company's non-performing assets totaled $2.6 million or 0.9% of loans compared to $2.2 million or 0.8% of loans at December 31, 2001. (See table below) The increase in non-accrual loans is mainly attributable to a large commercial loan customer with indebtedness of $1.2 million. Over $400 thousand of chargeoffs have been recorded on this loan. Real estate loans composed 53% and 75% of the non-performing loans as of September 30, 2002 and December 31, 2001, respectively. Forgone interest income on the non-accrual loans for both 2002 and 2001 is immaterial.

Nonperforming Assets
                                          9/30/02     12/31/01
                                        (in thousands)

Non-accrual Loans                        $    1,514  $      935
Accruing Loans which are
 Contractually past due
 90 days or more                              1,088       1,228
Restructured Loans                              -           -
Total Nonperforming and Restructured          2,602       2,163
Other Real Estate                               172         212
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    2,774  $    2,375
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.92%       0.79%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.70%       0.60%



Provision for Loan Losses

The first nine months 2002 provision for loan losses of $1.0 million is higher than the comparable 2001 period by $427 thousand. The September 30, 2002 three month provision for loan losses of $301 thousand is higher than the comparable 2001 period by $109 thousand. An increase in nonperforming loans has required management to increase the provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Net charge-offs for the nine month period ending September 30, 2002 were $1.1 million compared to $704 thousand for the same period in 2001. Net charge-offs for the three month period ending September 30, 2002 were $813 thousand compared to $254 thousand for the same period in 2001. These losses are mainly attributable to several small consumer loans, and the one larger credit mentioned above. Future levels of charge-offs will be determined by the economic environment surrounding individual loans. Management feels the current loan loss reserve is sufficient to meet expected loan losses.

Loan Losses
                                             Nine Months Ended September 30
                                              (in thousands)
                                                   2002             2001
Balance at Beginning of Period                $      3,386     $      3,388
Amounts Charged-off:
  Commercial                                           532              108
  Real Estate Construction                              18              -
  Real Estate Mortgage                                  18               58
  Agricultural                                         -                  8
  Consumer                                             581              530
Total Charged-off Loans                              1,149              704
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                            15                3
  Real Estate Construction                             -                -
  Real Estate Mortgage                                  20                2
  Agricultural                                           9                1
  Consumer                                              64               59
Total Recoveries                                       108               65
Net Charge-offs                                      1,041              639
Provision for Loan Losses                            1,003              576
Balance at End of Period                             3,348            3,325
Loans
  Average                                          278,113          273,273
  At September 30                                  283,162          273,106
As a Percentage of Average Loans:
  Net Charge-offs                                        0.37%           0.23%
  Provision for Loan Losses                              0.36%           0.21%
Allowance as a Percentage of
 Period-end Loans                                        1.18%           1.22%
Allowance as a Multiple of
 Net Charge-offs                                       3.2              5.2
Allowance as a Percentage of
 Non-performing and Restructured Loans                    129%            164%




Loan Losses
                                             Quarter Ended September 30
                                              (in thousands)
                                                   2002             2001
Balance at Beginning of Period                $      3,840     $      3,366
Amounts Charged-off:
  Commercial                                           484               45
  Real Estate Construction                             -                -
  Real Estate Mortgage                                  10               28
  Agricultural                                         -                -
  Consumer                                             319              181
Total Charged-off Loans                                813              254
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                           -                  1
  Real Estate Construction                             -                -
  Real Estate Mortgage                                 -                -
  Agricultural                                           1              -
  Consumer                                              19               20
Total Recoveries                                        20               21
Net Charge-offs                                        793              233
Provision for Loan Losses                              301              192
Balance at End of Period                             3,348            3,325
Loans
  Average                                          283,887          276,147
  At September 30                                  283,162          273,106
As a Percentage of Average Loans:
  Net Charge-offs                                        0.28%           0.08%
  Provision for Loan Losses                              0.11%           0.07%
Allowance as a Multiple of
 Net Charge-offs                                       4.2             14.3




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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of September 30, 2002 the projected percentage changes are within the Board approved limits, except for the "- 300". In the "- 300" scenario, most of the rates used in the model cannot decline 300 basis points because of the current low level of rates. This has an effect on causing the net interest income changes falling outside the Board approve limit. In addition, management has made some asset/liability decisions that would take advantage of rising interest rates. Therefore, the Company currently has more volatility to changing rates than existing a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2002 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (10/02 - 9/03)
  Interest Income          $21,107   $23,530   $24,863   $26,201   $28,879
  Interest Expense           6,854     7,894     8,698     9,503    11,113
    Net Interest Income     14,253    15,636    16,165    16,698    17,766


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/02 - 9/03)
  Interest Income          $(3,756)  $(1,333)   N/A      $ 1,338   $ 4,016
  Interest Expense          (1,844)     (804)   N/A          805     2,415
    Net Interest Income     (1,912)     (529)   N/A          533     1,601


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/02 - 9/03)
  Interest Income             -15.1%     -5.4%  N/A           5.4%     16.2%
  Interest Expense            -21.2%     -9.2%  N/A           9.3%     27.8%
    Net Interest Income       -11.8%     -3.3%  N/A           3.3%      9.9%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%



The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2001 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300
Year One  (10/01 - 9/02)
  Interest Income          $ 23,389  $ 25,536  $ 26,674  $ 27,816  $ 30,099
  Interest Expense            8,410    10,474    11,521    12,569    14,663
    Net Interest Income      14,979    15,062    15,153    15,247    15,436


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/01 - 9/02)
  Interest Income          $ (3,285) $ (1,138)  N/A      $  1,142  $  3,425
  Interest Expense           (3,111)   (1,047)  N/A         1,048     3,142
    Net Interest Income        (174)      (91)  N/A            94       283


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/01 - 9/02)
  Interest Income             -12.3%     -4.3%  N/A           4.3%     12.8%
  Interest Expense            -27.0%     -9.1%  N/A           9.1%     27.3%
    Net Interest Income        -1.2%     -0.6%  N/A           0.6%      1.9%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%


These projected changes in net interest income as of September 30, 2002 are greater when compared to the projected changes in net interest income as of September 30, 2001. Projections from September 30, 2002, year one reflected a decline in net interest income of 11.8% with a 300 basis point decline compared to the 1.2% decline in 2001. The 300 basis point increase in rates reflected a 9.9% increase in net interest income in 2002 compared to 1.9% in 2001. Percentage changes in 2002 are greater when compared to 2001. Therefore, changes in interest rates should have a larger effect on net interest income. With the current lower level of interest rates, management has positioned the Company to be slightly more sensitive to rising rates, and net interest income should increase with these rising rates.

Item 4 - CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 12a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.



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

                              Bourbon Bancshares, Inc.

Date  ___11/8/02_________     __/s/Buckner Woodford____________
                              Buckner Woodford, President and C.E.O.

Date  ___11/8/02_________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer




CERTIFICATIONS
I, Buckner Woodford, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Bourbon Bancshares,
Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:    November 8, 2002
___/s/ Buckner Woodford_____
Buckner Woodford
President & Chief Executive Officer
I, Gregory J. Dawson, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Bourbon Bancshares,
Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 8, 2002
___/s/ Gregory J. Dawson____
Gregory J. Dawson
Chief Financial Officer



Exhibit 11

Earnings Per Share

See Note 5 in Notes to Consolidated Financial Statements for computation of per share earnings.




Exhibit 99.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Bourbon Bancshares, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Buckner Woodford, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

                              November 8, 2002



Exhibit 99.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Bourbon Bancshares, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory J. Dawson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

                              November 8, 2002


17