Form 10-K
period 2002-12-31
BOURBON BANCSHARES INC /KY/
filed 2003-03-31
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [  X  ]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes     No _X_

Aggregate market value of voting stock held by non-affiliates as of February 28, 2003 was approximately $64.3 million. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of February 28, 2003:
2,774,090.



PART I

Item 1.  Business

General

Bourbon Bancshares, Inc. ("Company" or "Bourbon") is a Kentucky corporation organized in 1981 and a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA") and the Home Owners Loan Act of 1933, as amended ("HOLA").

The Company conducts business in the state of Kentucky through one banking subsidiary, Kentucky Bank. Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky. Kentucky Bank has its main office in Paris (Bourbon County), with additional offices in Paris, North Middletown (Bourbon County), Winchester (Clark County), Cynthiana (Harrison County), Nicholasville (Jessamine County), Wilmore (Jessamine County), Georgetown (Scott County), and Versailles (Woodford County). The deposits of Kentucky Bank are insured up to prescribed limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), both of the Federal Deposit Insurance Corporation ("FDIC"). Kentucky Bank is engaged in general full-service commercial and consumer banking. Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses. Kentucky Bank makes residential mortgage, installment and other loans to its individual and other non-commercial customers. Kentucky Bank also offers its customers the opportunity to obtain a credit card. Kentucky Bank offers its customers a variety of other services, including checking, savings, money market accounts, certificates of deposits, safe deposit facilities and other consumer-oriented financial services. Kentucky Bank has Internet banking, including bill payment available to its customers at www.kybank.com. Through its Wealth Management Department, Kentucky Bank provides brokerage services, annuities, life and long term care insurance, personal trust and agency services (including management agency services).

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

Employees

At December 31, 2002, the number of full time equivalent employees of the Company was 173.

Item 2.  Properties

The main banking office of Kentucky Bank, which also serves as the principal office of Bourbon Bancshares, Inc., is located at Fourth and Main Streets, Paris, Kentucky 40361. In addition, Kentucky Bank serves customer needs at 10 other locations. All locations offer a full range of banking services. Kentucky Bank owns all of the properties at which it conducts its business. Kentucky Bank also leases premises in Scott County in which it formerly operated a branch; Kentucky Bank is currently exploring subleasing this building. This Scott County branch was relocated from this leased office in March 2003. The Company owns approximately 70,000 square feet of office space and leases approximately 2,000 square feet of office space, with aggregate annual lease payments of approximately $16 thousand in 2002.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.



PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no established public trading market for the Company's Common Stock. The Company's Common Stock is not listed on any national securities exchange nor is it quoted on the NASDAQ system. However, it is listed on the OTC Bulletin Board under the symbol "BBON.OB". Trading in the Common Stock has been infrequent, with retail brokerage firms making the market. The following table sets forth the high and low sales prices of the Common Stock and the dividends declared thereon, for the periods indicated below:

                         High              Low            Dividend

      2002  Quarter 4   $26.50            $24.00            $.17
            Quarter 3    27.00             25.50             .17
            Quarter 2    27.50             25.50             .17
            Quarter 1    27.00             24.25             .17

      2001  Quarter 4   $26.00            $22.40            $.15
            Quarter 3    25.50             23.50             .15
            Quarter 2    26.00             23.00             .15
            Quarter 1    24.50             21.25             .15


Note 14 to the Company's consolidated financial statements included in this report contains additional information relating to amounts available to be paid as dividends.

As of December 31, 2002 the Company had 2,772,754 shares of Common Stock outstanding and approximately 470 holders of record of its Common Stock.



Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. On June 8, 1999, the stockholders approved a two-for-one stock split effective July 15, 1999. All shares and per share amounts have been retroactively restated to reflect the split.

                                          At or For the Year Ended December 31
(dollars and shares in thousands, except per share amounts)
                                      2002      2001      2000      1999      1998
CONDENSED STATEMENT OF INCOME:
Total Interest Income                 $24,788   $28,046   $28,207   $23,453   $21,983
Total Interest Expense                  9,367    13,386    13,597    10,547    10,666
Net Interest Income                    15,421    14,660    14,610    12,906    11,317
Provision for Losses                    1,204     1,068       750       700       700
Net Interest Income After
 Provision for Losses                  14,217    13,592    13,860    12,206    10,617
Noninterest Income                      6,590     5,672     3,798     3,386     3,073
Noninterest Expense                    12,433    11,756    10,374     9,422     8,514
Income Before Income
 Tax Expense                            8,374     7,508     7,284     6,170     5,176
Income Tax Expense                      2,471     1,984     2,031     1,720     1,372
Net Income                              5,903     5,524     5,253     4,450     3,804

SHARE DATA:
Basic Earnings per Share (EPS)          $2.13     $1.98     $1.87     $1.59     $1.36
Diluted EPS                              2.10      1.95      1.83      1.55      1.33
Cash Dividends Declared                  0.68      0.60      0.52      0.44      0.40
Book Value                              15.90     14.13     12.77     11.32     10.46
Average Common Shares-Basic             2,770     2,790     2,812     2,803     2,801
Average Common Shares-Diluted           2,806     2,837     2,868     2,868     2,862

SELECTED BALANCE SHEET DATA:
Loans                                $281,499  $272,129  $269,757  $238,998  $210,108
Investment Securities                  89,509    75,608    68,054    70,623    72,353
Total Assets                          419,771   397,257   371,847   347,479   308,705
Deposits                              322,836   308,915   300,816   274,566   258,740
Securities sold under agreements to
 repurchase and other borrowings        5,277     1,602     9,446    11,858    11,248
Federal Home Loan Bank advances        43,937    43,598    21,644    26,592     6,954
Stockholders' Equity                   44,092    39,100    35,860    31,720    29,372

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets                        1.48%     1.46%     1.49%     1.39%     1.31%
Return on Stockholders' Equity         14.27%    14.60%    15.63%    14.57%    13.57%
Net Interest Margin (1)                 4.23%     4.22%     4.47%     4.46%     4.27%
Equity to Assets (annual average)      10.36%     9.99%     9.51%     9.54%     9.62%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio                  31.94%    30.28%    27.84%    27.73%    29.49%
Number of Employees (at period end)       173       180       159       149       144

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans                1.19%     1.24%     1.24%     1.28%     1.28%
Net Charge-offs as a Percentage of
 Average Loans                          0.43%     0.39%     0.18%     0.15%     0.15%
(1)	Tax equivalent





Item 7.  Management's Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated
Financial Statements and accompanying notes included as Exhibit 13.
When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 2001 data.

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Significant accounting policies are listed in
Note 1 in the "Notes to Consolidated Financial Statements". Critical accounting and reporting policies include accounting for securities, loans and leases, the allowance for loan and lease losses and income taxes. The accounting policies relating to the allowance for loan and lease losses and income taxes involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

The Company is required to classify its securities portfolio into three categories: trading securities, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. Currently, the Company has classified all securities in its securities portfolio as available for sale and carries them at fair value. Unrealized gains and losses are recorded in stockholders' equity, net of related income tax.

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status. Interest income received on such loans is accounted for on the cash basis or cost recovery method. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

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

Summary

Net income for the year ended December 31, 2002 was $5.9 million, or $2.13 per common share compared to $5.5 million, or $1.98 for 2001 and $5.3 million, or $1.87 for 2000. Earnings per share assuming dilution
were $2.10, $1.95 and $1.83 for 2002, 2001 and 2000, respectively.   For
2002, net income increased $378 thousand, or 7%. Net interest income increased 5%, loan loss provision increased 13%, other income increased 16% and other expenses increased 6%. During 2001, net income increased $272 thousand, up 5%. Net interest income remained relatively constant, the loan loss provision increased $318 thousand, while other income increased 49% and other expenses increased 13%.

Return on average equity was 14.3% in 2002 compared to 14.6% in 2001 and 15.6% in 2000. Return on average assets was 1.48% in 2002 compared to 1.46% in 2001 and 1.49% in 2000.

Non-performing loans as of a percentage of loans (including held for sale) were 0.83%, 0.79% and 0.66% as of December 31, 2002, 2001 and
2000, respectively. With the upward trend in non-performing loans, management has placed more emphasis on loan quality and, with the creation of a collection department, non-performing loan ratios are expected to improve.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company's largest source of revenue, on a tax equivalent basis increased from $14.9 million in 2000 to $15.0 million in 2001 to $15.9 million in 2002. The taxable equivalent adjustment (nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.



Average earning assets and interest bearing liabilities both increased from 2001 to 2002. Average earning assets increased $20 million, or 6%. Investment securities increased $16 million primarily due to the softening loan demand. Average interest bearing liabilities increased $12 million, or 4% during this same period. Federal Home Loan Bank
(FHLB) advances made up $10 million of the increase. The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances.

During 2002 rates were fairly flat. Bank prime rates decreased 50 basis points in the last quarter. However, the declining rate environment in 2001 resulted in a decrease in yields on assets and liabilities in 2002 due to repricing opportunities of interest earning assets and interest bearing liabilities. As a result of this, the tax equivalent yield on earning assets decreased from 7.98% in 2001 to 6.72% in 2002.

The volume rate analysis that follows indicates that $1.4 million of the increase in interest income is attributable to the change in volume, while the decrease in rates contributed to a decrease of $4.6 million in interest income. The rate decrease also caused a decrease in the cost of interest bearing liabilities. The average rate of these liabilities decreased from 4.60% in 2001 to 3.09% in 2002. Based on the volume rate analysis that follows, the change in volume contributed to an increase of $447 thousand to interest expense, while the decrease in rates was responsible for $4.5 million decrease in interest expense. As a result, the 2002 net interest income increase is attributed to increases in volume reduced slightly by the negative impact of decreases in rates.
In spite of the positive impact on net interest income that may result from the potential increasing rate environment in 2003, competitive pressures on interest rates will continue and are likely to result in tighter net interest margins.

Based on the volume rate analysis that follows, during 2001, average earning assets and interest bearing liabilities continued to increase. Generally, the increases in volume were offset by the decline in rates. The increase in earning assets of $23 million, offset with a decline of 56 basis points in the tax equivalent yield, resulted in tax equivalent interest income decreasing $69 thousand. Average loans increased $16 million along with a 54 basis point drop in the yield, resulting in the loan income decreasing $22 thousand. These yield declines were mainly attributable to the drop in interest rates. Bank prime rates decreased 475 basis points during the year. Average interest bearing liabilities increased $19 million, which coupled with a 39 basis point decline in the yield, caused the interest on liabilities to increase $2.8 million. The $501 thousand decline in deposit interest is a result of average deposits increasing $10 million and the corresponding yield dropping 40 basis points.




The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these increases in 2002 and 2001. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

                                         2002 vs. 2001                          2001 vs. 2000
                            Increase (Decrease) Due to Change in   Increase (Decrease) Due to Change in
                              Volume        Rate      Net Change     Volume        Rate      Net Change

INTEREST INCOME
Loans                       $       642  $    (3,669) $    (3,027) $     1,408  $    (1,430) $       (22)
Investment Securities               802         (767)          35           89         (256)        (167)
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell              (111)        (176)        (287)         221         (214)           7
Deposits with Banks                  24           (3)          21           25           (5)          20
  Total Interest Income           1,357       (4,615)      (3,258)       1,743       (1,905)        (162)
INTEREST EXPENSE
Deposits
Demand                              132       (1,209)      (1,077)         247         (482)        (235)
Savings                              36         (130)         (94)           8          (37)         (29)
Negotiable Certificates of
 Deposit and Other
 Time Deposits                     (192)      (2,966)      (3,158)         149         (386)        (237)
Securities sold under
 agreements to
 repurchase and
 other borrowings                   (43)         (47)         (90)        (297)        (113)        (410)
Federal Home Loan
 Bank advances                      514         (114)         400          775          (76)         699
  Total Interest Expense            447       (4,466)      (4,019)         882       (1,094)        (212)
    Net Interest Income     $       910  $      (149) $       761  $       861  $      (811) $        50





Average Consolidated Balance Sheets and Net Interest Analysis  (dollars in thousands)

                                                            2002                       2001                       2000
                                                Average           Average  Average           Average  Average           Average
                                                Balance  Interest  Rate    Balance  Interest  Rate    Balance  Interest  Rate

ASSETS
Interest-Earning Assets
Securities Held to Maturity
 State and Municipal obligations                $   -    $   -       0.00% $   -    $   -       0.00% $15,837  $   912     5.76%
Securities Available for Sale (1)
 U.S. Treasury and Federal Agency Securities     47,090    2,241     4.76%  41,654    2,421     5.81%  44,585    2,726     6.11%
 State and Municipal obligations                 26,476    1,254     4.74%  17,978      974     5.42%   2,947      148     5.02%
 Other Securities                                13,364      505     3.78%  11,365      570     5.02%   6,110      346     5.66%
  Total Securities Available for Sale            86,930    4,000     4.60%  70,997    3,965     5.58%  53,642    3,220     6.00%
   Total Investment Securities                   86,930    4,000     4.60%  70,997    3,965     5.58%  69,479    4,132     5.95%
   Tax Equivalent Adjustment                                 516     0.59%              371     0.52%              278     0.40%
   Tax Equivalent Total                                    4,516     5.19%            4,336     6.11%            4,410     6.35%
Federal Funds Sold and Agreements to Repurchase   6,912      104     1.50%  10,893      391     3.59%   6,038      384     6.36%
Interest-Bearing Deposits with Banks              1,620       52     3.21%     870       31     3.56%     193       11     5.70%
Loans, Net of Deferred Loan Fees (2)
 Commercial                                      31,952    2,016     6.31%  32,837    2,678     8.16%  29,497    2,822     9.57%
 Real Estate Mortgage                           230,455   16,788     7.28% 217,132   18,543     8.54% 204,197   18,371     9.00%
 Installment                                     18,698    1,828     9.78%  23,535    2,438    10.36%  24,017    2,488    10.36%
  Total Loans                                   281,105   20,632     7.34% 273,504   23,659     8.65% 257,711   23,681     9.19%
Total Interest-Earning Assets                   376,567   25,304     6.72% 356,264   28,417     7.98% 333,421   28,486     8.54%
Allowance for Loan Losses                        (3,555)                    (3,386)                    (3,330)
Cash and Due From Banks                           9,312                      9,281                     10,063
Premises and Equipment                           10,270                      9,171                      7,445
Other Assets                                      6,654                      7,375                      5,816
  Total Assets                                  399,248                    378,705                    353,415

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal ("NOW")
 and Money Market Investment Accounts            83,025    1,202     1.45%  78,220    2,279     2.91%  70,788    2,514     3.55%
Savings                                          16,853      158     0.94%  14,494      252     1.74%  14,089      281     1.99%
Certificates of Deposit and Other Deposits      157,167    5,618     3.57% 160,751    8,776     5.46% 158,106    9,013     5.70%
 Total Interest-Bearing Deposits                257,045    6,978     2.71% 253,465   11,307     4.46% 242,983   11,808     4.86%
Securities sold under agreements to
  repurchase and other borrowings                 3,585      132     3.68%   4,590      222     4.84%  10,316      632     6.13%
Federal Home Loan Bank advances                  42,923    2,257     5.26%  33,247    1,857     5.59%  19,442    1,158     5.96%
 Total Interest-Bearing Liabilities             303,553    9,367     3.09% 291,302   13,386     4.60% 272,741   13,598     4.99%
Noninterest-Bearing Earning Demand Deposits      50,782                     45,469                     43,813
Other Liabilities                                 3,539                      4,092                      3,254
 Total Liabilities                              357,874                    340,863                    319,808
STOCKHOLDERS' EQUITY                             41,374                     37,842                     33,607
 Total Liabilities and Shareholders' Equity     399,248                    378,705                    353,415
Average Equity to Average Total Assets            10.36%                      9.99%                      9.51%
Net Interest Income                                       15,421                     14,660                     14,610
Net Interest Income (tax equivalent) (3)                  15,937                     15,031                     14,888
Net Interest Spread (tax equivalent) (3)                             3.63%                      3.38%                      3.55%
Net Interest Margin (tax equivalent) (3)                             4.23%                      4.22%                      4.47%

(1)	Averages computed at amortized cost.
(2)	Includes loans on a nonaccrual status and loans held for sale.
(3)	Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.




Noninterest Income and Expenses

Noninterest income was $6.6 million in 2002 compared to $5.7 million in 2001 and $3.8 million in 2000. The $917 thousand increase in 2002 and $1.9 million increase in 2001 is mainly attributable to an increase in service charges and the increase from Gain on sale of mortgage loans.

Securities gains were $219 thousand in 2002, $287 thousand in 2001, compared to $88 thousand of losses in 2000. The increase in gains for 2002 and 2001 is a result of the declining rate environment and municipal securities being called at premiums before their maturities. In addition, U. S. Treasury securities were sold before maturity to recognize some gains and extend out the yield curve.

Gains on loans sold were $948 thousand, $382 thousand and $133 thousand in 2002, 2001 and 2000, respectively. Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.
During 2002, 2001 and 2000, the Company sold some loans along with their servicing rights and therefore there was a slight decline in loan service fee income in 2002 and 2001. The sales of loans were $41 million, $28 million and $15 million in 2002, 2001 and 2000, respectively. Volume of loan originations are inverse to rate changes. The rate environment in 2002 and 2001 was falling and as a result, has favorably impacted our mortgage loan originations in 2002 and 2001.

Other noninterest income excluding security net gains and gain on sale of mortgage loans was $5.4 million in 2002, $5.0 million in 2001 and $3.8 million in 2000. Service charge income has been a big contributor to this increase in income over this three-year period. Overdraft income increased $239 thousand in 2002 and $1.1 million in 2001, principally the result of increases in deposits and implementation of a new "Kentucky Courtesy" overdraft in the last quarter of 2000. Other income increased from $397 thousand in 2000 to $734 thousand in 2001 to $1.0 million in 2002. The increase in 2002 is mainly a result of title insurance sales of $89 thousand and an increase in brokerage commissions of $98 thousand. The increase in 2001 is mainly a result of title insurance sales of $122 thousand and an increase in brokerage commissions of $124 thousand. The sale of title insurance was started during 2001 and has been very successful. The sale of brokerage services was an effective additional source of income in 2002 and 2001.

Noninterest expense increased $677 thousand in 2002 to $12.4 million, and increased $1.4 million in 2001 to $11.8 million from $10.4 million in 2000. The increases in salaries and benefits from $5.5 million in 2000 to $6.0 million in 2001 and to $6.7 million in 2002 are attributable to converting the Loan Production Office in Cynthiana to a full service branch in October 2001, and normal salary and benefit increases. Incentives were $179 thousand higher in 2002 compared to 2001 and $82 thousand lower in 2001 compared to 2000. Occupancy expense increased $18 thousand, or 1% in 2002 to $1.9 million and increased $353 thousand, or 23% in 2001 to $1.9 million. The Company completed its construction of a new full service facility in Cynthiana in October 2001. From 1999 to 2001, 3 new facilities have been constructed and 2 facilities have been substantially renovated. In 2001, land was purchased in Georgetown to construct a full service facility, and relocate one of our branches in Georgetown, and this facility was opened in March 2003. This overall improvement of our facilities has led to the increase in occupancy expenses. The largest expense, depreciation, increased from $812 thousand in 2000, to $961 thousand in 2001 to $990 thousand in 2002. Other noninterest expense increased from $3.3 million in 2000 to $3.8 million in 2001 and 2002.


The following table is a summary of noninterest income and expense for the three-year period indicated.

                                             For the Year Ended December 31
                                                    (in thousands)
                                              2002       2001       2000
NON-INTEREST INCOME
Service Charges                             $   3,848  $   3,664  $   2,650
Loan Service Fee Income                           228        258        287
Trust Department Income                           346        347        420
Investment Securities Gains (Losses),net          219        287        (88)
Gains on Sale of Mortgage Loans                   948        382        132
Other                                           1,001        734        397
Total Non-interest Income                       6,590      5,672      3,798

NON-INTEREST EXPENSE
Salaries and Employee Benefits                  6,728      6,019      5,539
Occupancy Expenses                              1,909      1,891      1,538
Other                                           3,796      3,846      3,297
Total Non-interest Expense                     12,433     11,756     10,374

Net Non-interest Expense as a
Percentage of Average Assets                     1.46%      1.61%      1.86%

Income Taxes

The Company had income tax expense of $2.5 million in 2002 and $2.0 million in 2001 and 2000. This represents an effective income tax rate of 29.5% in 2002, 26.4% in 2001 and 27.9% in 2000. The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities. The lower effective rate for 2001 compared to 2000 is a result of an historic tax credit of $240 thousand taken on the Main Office in Paris.

Balance Sheet Review

Assets grew from $397 million at December 31, 2001 to $420 million at December 31, 2002. Loan growth was $11 million in 2002. Deposits grew $14 million and borrowings grew $4 million. FHLB advances remained level at $44 million. Assets at year-end 2001 totaled $397 million compared to $372 million in 2000. In 2001, loan growth was $1 million and deposit growth was $8 million. FHLB advances increased $22 million, while repurchase agreements decline $8 million.


Loans

Total loans (including loans held for sale) were $285 million at December 31, 2002 compared to $276 million at the end of 2001 and $273 million in 2000. Loan growth improved in 2002 compared to 2001. The Company's rate of loan growth has decreased since 2000, and is mainly attributable to the economic downturn starting in 2001. As of the end of 2002 and compared to the prior year-end, real estate construction loans increased $3.2 million, real estate mortgage loans (including loans held for sale) increased $14.3 million, agricultural loans decreased $1.5 million and installment loans decreased $4.8 million. As of the end of 2001 and compared to the prior year-end, commercial loans increased $1.2 million, real estate construction loans decreased $3.0 million, real estate mortgage loans (including loans held for sale) increased $5.5 million, agricultural loans increased $1.6 million and installment loans decreased $2.9 million. Since 1998, management has utilized regional loan goals for each type of loan and this emphasis has resulted in improved sales efforts by the lending personnel.

As of December 31, 2002, the real estate mortgage portfolio comprised 64% of total loans compared to 61% in 2001. Of this, 1-4 family residential property represented 69% in 2002 and 70% in 2001. Agricultural loans comprised 18% in 2002 and 19% in 2001 of the loan portfolio. Approximately 77% of the agricultural loans are secured by real estate for both 2002 and 2001. The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops. Automobile loans account for 43% in 2002 and 49% in 2001 of the installment loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons. Collateral is generally obtained on these loans after analyzing the repayment ability of the borrower. The commercial loan portfolio is mainly for capital outlays and business operation. Collateral is requested depending on the creditworthiness of the borrower. Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer. Approximately 4% of the loan portfolio is unsecured. Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.



The following table represents a summary of the Company's loan portfolio by category for each of the last five years. There is no concentration of loans (greater than 5% of the loan portfolio) in any industry.
Bourbon has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding
                                            At December 31 (in thousands)
                                 2002      2001      2000      1999      1998
Commercial                     $ 16,803  $ 18,618  $ 17,452  $ 17,713  $ 15,177
Real Estate Construction         15,514    12,302    15,270    17,003    11,055
Real Estate Mortgage            182,958   168,684   163,190   138,337   124,721
Agricultural                     52,188    53,640    52,008    46,443    44,199
Installment                      17,134    21,952    24,807    22,358    17,608
Other                               309       338       434       280       159
  Total Loans                   284,906   275,534   273,161   242,134   212,919
Less Deferred Loan Fees              12        19        16        33        76
  Total Loans Net of
   Deferred Loan Fees           284,894   275,515   273,145   242,101   212,843
Less loans held for sale            740     2,343       868     3,494     5,909
Less Allowance For Loan Losses    3,395     3,386     3,388     3,103     2,734
  Net Loans                     280,759   269,786   268,889   235,504   204,200

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2002. Maturities are based upon contractual term. The total loans in this report represents loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses. In addition, deferred loan fees on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity

                                 At December 31, 2002 (in thousands)
                            One Year  One Through     Over       Total
                            or Less    Five Years  Five Years    Loans
Commercial                 $   10,426  $    4,899  $    1,478  $   16,803
Real Estate Construction       13,761       1,264         489      15,514
Real Estate Mortgage           20,718     109,243      52,985     182,946
Agricultural                   15,624      34,321       2,243      52,188
Installment                     5,335      11,686         113      17,134
Other                             309           0           0         309
  Total Loans                  66,173     161,413      57,308     284,894
Fixed Rate Loans               29,728     136,534      12,350     178,612
Floating Rate Loans            36,445      24,879      44,958     106,282
  Total                        66,173     161,413      57,308     284,894
                                                                      -



Mortgage Banking

The Company has been in Mortgage Banking since the early 1980's. The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates. Rates have fallen in 2002 and 2001 and as a result, have favorably impacted our loan originations in 2002 compared to 2001. During 2000 interest rates were rising. As a result of these rate changes, mortgage loan originations increased from $13 million in 2000 to $29 million in 2001, and to $39 million in 2002. The sale of loans were $41 million, $28 million and $15 million for the year 2002, 2001 and 2000, respectively. Mortgage loans held for sale decreased from $2.3 million at December 31, 2001 to $740 thousand at December 31, 2002. Volume of loan originations are inverse to rate changes. The rate environment in 2001 was falling in contrast to 2000 when rates were rising and therefore resulted in increased loan originations in 2002 and 2001 compared to 2000. The effect of these changes was also reflected on the income statement. As a result, the gain on sale of mortgage loans was $948 thousand in 2002 compared to $383 thousand in 2001 and $133 thousand in 2000.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The Bank receives a servicing fee from the FHLMC on each loan sold. Servicing rights are capitalized based on the relative fair value of the rights and the life of the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights were $704 thousand at December 31, 2002, $463 thousand at December 31, 2001 and $521 thousand at December 31, 2000. Amortization of mortgage servicing rights was $150 thousand, $140 thousand and $155 thousand for the years ended December 31, 2002, 2001 and 2000, respectively. See Note 4 in the notes to consolidated financial statements included as Exhibit 13 for additional information.

Deposits

For 2002, total deposits increased $14 million to $323 million.
Noninterest bearing deposits increased $6 million, while time deposits of $100 thousand and over increased $5 million, and other interest bearing deposits increased $3 million. Public funds totaled $36 million at the end of 2002 ($35 million was interest bearing).

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



The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2002:

Maturity of Time Deposits of $100,000 or More

                                                At December 31, 2002
                                                   (in thousands)
Maturing 3 Months or Less                              $7,385
Maturing over 3 Months through 6 Months                 8,352
Maturing over 6 Months through 12 Months               19,452
Maturing over 12 Months                                11,715

Total                                                 $46,904


Borrowing

The Company utilizes both long and short term borrowing. Long term borrowing is mainly from the Federal Home Loan Bank (FHLB). This borrowing is mainly used to fund long term, fixed rate mortgages and to assist in asset/liability management. Advances are either paid monthly or at maturity. As of December 31, 2002, $43.9 million was borrowed from FHLB, an increase of $339 thousand from 2001. In 2002, $6.6 million of FHLB advances were paid, and advances were made for an additional $6.9 million. FHLB advances were $43.6 million at December 31, 2001. During 2001, $246 thousand of FHLB borrowing was paid, and advances were made for an additional $22 million. The 2001 advances were obtained for a $10 million arbitrage transaction and the remainder to fund fixed rate mortgages, as detailed above. The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings
                                      As of and for the year ended
                                       December 31 (in thousands)
                                        2002     2001     2000
Federal Funds Purchased:
  Balance at Year end                  $   -    $   -    $   -
  Average Balance During the Year          240        6      373
  Maximum Month End Balance              6,852        0    2,300
  Year end rate                           0.00%    0.00%    0.00%
  Average annual rate                     1.97%    5.89%    6.95%
Repurchase Agreements:
  Balance at Year end                  $ 3,505  $   683  $ 8,189
  Average Balance During the Year        2,097    3,303    8,727
  Maximum Month End Balance              3,505    5,164   12,310
  Year end rate                           0.84%    1.59%    5.92%
  Average annual rate                     1.22%    3.35%    5.51%
Other Borrowed Funds:
  Balance at Year end                  $ 1,772  $   919  $ 1,257
  Average Balance During the Year        1,248    1,281    1,216
  Maximum Month End Balance              1,883    1,768    1,766
  Year end rate                           6.56%    7.24%   11.71%
  Average annual rate                     8.16%    8.67%   10.13%



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

The Company discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless reasons for delinquency are documented such as the loan being in the process of collection. A loan remains in a non-accrual status until factors indicating doubtful collection no longer exist. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at market rates. Other real estate is recorded at the lower of cost or fair market value less estimated costs to sell. A summary of the components of nonperforming assets, including several ratios using period-end data, is shown below.

Nonperforming Assets
                                       At December 31 (dollars in thousands)
                                       2002    2001    2000    1999    1998
Non-accrual Loans                     $1,573  $  935  $  307  $   63  $  136
Accruing Loans which are
 Contractually past due
 90 days or more                         789   1,278   1,365     549     790
Restructured Loans                         0       0     130     131     147
 Total Nonperforming Loans             2,362   2,213   1,802     743   1,073
Other Real Estate                        172     212     165     371      70
Total Nonperforming Assets             2,534   2,425   1,967   1,114   1,143
Total Nonperforming Loans as a
 Percentage of Net Loans (including
 loans held for sale) (1)               0.83%   0.80%   0.66%   0.31%   0.50%
Total Nonperforming Assets
 as a Percentage of Total Assets        0.60%   0.61%   0.53%   0.32%   0.37%
Allowance to nonperforming assets        1.34    1.40    1.72    2.79    2.39

(1)  Net of deferred loan fees



Total nonperforming assets at December 31, 2002 were $2.5 million compared to $2.4 million at December 31, 2001 and $2.0 million at December 31, 2000. Total nonperforming loans were $2.4 million, $2.2 million and $1.8 million at December 31, 2002, 2001 and 2000, respectively. The non-accrual loan increase from 2001 to 2002 is mainly attributable to one credit line totaling $750 thousand. A loan loss reserve of $500 thousand is set aside for this loan. Two mortgage loans totaling $453 thousand account for the increase in 2001 on non-accrual loans. The economic downturn in 2001 was a contributing factor to the increase in nonaccrual loans. Two lines totaling $376 thousand account for most of the change (considering the loan of $790 thousand in 2000 that follows was paid in full in 2001). For 2000, the increase in loans that are 90 days or more past due is mainly attributable to one Small Business Administration loan of $790 thousand. The amount of lost interest on our non-accrual loans is immaterial. At December 31, 2002, loans currently performing but which management believes require special attention were not significant. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2002 were $1.6 million compared to $964 thousand in 2001 and $395 thousand in 2000. These amounts are included in the total nonperforming and restructured loans presented in the table above. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $675 thousand, $249 thousand and $117 thousand on December 31, 2002, 2001 and 2000, respectively.



Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                  For the Year Ended December 31 (in thousands)
                                    2002     2001     2000     1999     1998
Balance at Beginning of Year       $ 3,386  $ 3,388  $ 3,103  $ 2,735  $ 2,322
Amounts Charged-off:
 Commercial                            536      178       14        0       13
 Real Estate Construction               18        0        0        0        0
 Real Estate Mortgage                   69      171      115       50       36
 Agricultural                            5       46       30       72       19
 Consumer                              701      751      400      289      300
  Total Charged-off Loans            1,329    1,146      559      411      368
Recoveries on Amounts
 Previously Charged-off:
  Commercial                            15        4       14        5        4
  Real Estate Construction               0        0        0        0        0
  Real Estate Mortgage                  19        2        7        1        9
  Agricultural                          10        1        8       32        2
  Consumer                              90       69       65       41       66
   Total Recoveries                    134       76       94       79       81
Net Charge-offs                      1,195    1,070      465      332      287
Provision for Loan Losses            1,204    1,068      750      700      700
Balance at End of Year               3,395    3,386    3,388    3,103    2,735
Total Loans, Net of Deferred
 Loan Fees
  Average                          281,105  273,504  257,711  221,309  193,182
  At December 31                   284,894  275,515  273,145  242,101  212,843
As a Percentage of Average Loans:
 Net Charge-offs                      0.43%    0.39%    0.18%    0.15%    0.15%
 Provision for Loan Losses            0.43%    0.39%    0.29%    0.32%    0.36%
Allowance as a Percentage of
 Year-end Net Loans (1)               1.19%    1.23%    1.24%    1.28%    1.28%
Beginning Allowance as a Multiple
 of Net Charge-offs                    2.8      3.2      6.7      8.2      8.1
Ending Allowance as a Multiple
 of Nonperforming Assets               1.34     1.43     1.72     2.79     2.39

(1)  Net of deferred loan fees


Loans are typically charged-off after being 120 days delinquent.
Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee. The provision for loan losses for 2002 was $1.2 million compared to $1.1 million in 2001 and $750 thousand in 2000. Net charge-offs were $1.2 million in 2002, $1.1 million in 2001 and $465 thousand in 2000. Net charge-offs to average loans were 0.43%, 0.39% and 0.18% in 2002, 2001 and 2000, respectively. With the current quality of the loan portfolio, the loan loss provision increased $136 thousand from 2001 to 2002 and $318 thousand from 2000 to 2001. The trend in the loan loss provision increasing for 2002 is a result of considering our probable losses and risk analysis of our loan portfolio. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. The economic downturn in 2002 and 2001 resulted in higher loan losses and, as a result, higher provisions than in previous years. In light of this, management has increased its emphasis on the lending process in order to improve loan quality. At December 31, 2002, the allowance for loan losses was 1.19% of loans outstanding compared to 1.23% at year-end 2001 and 1.24% in 2000. Management believes the allowance for loan losses at the end of 2002 is adequate to cover probable credit losses within the portfolio.

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



Allowance for Loan Losses

                                                                 At December 31 (in thousands)
                                  2002                  2001                  2000                1999                 1998
                          Dollars   Percentage  Dollars   Percentage  Dollars Percentage  Dollars  Percentage  Dollars   Percentage
Commercial                $    820       24.15% $    291        8.59% $   275       8.12% $    275       8.86% $    262        9.58%
Real Estate Construction       216        6.36%      194        5.73%     244       7.20%      294       9.47%      168        6.14%
Real Estate Mortgage         1,166       34.34%    1,602       47.31%   1,563      46.13%    1,471      47.41%    1,480       54.11%
Agricultural                   698       20.56%      693       20.47%     668      19.72%      565      18.21%      473       17.29%
Consumer                       495       14.58%      606       17.90%     638      18.83%      498      16.05%      352       12.87%
Total                        3,395      100.00%    3,386      100.00%   3,388     100.00%    3,103     100.00%    2,735      100.00%


Loans

                                                                  At December 31 (in thousands)
                                  2002                  2001                  2000                1999                 1998
                          Dollars   Percentage  Dollars   Percentage  Dollars Percentage  Dollars  Percentage  Dollars   Percentage
Commercial                $ 16,803        5.90% $ 18,618        6.76% $17,452       6.39% $ 17,713       7.32% $ 15,177        7.13%
Real Estate Construction    15,514        5.45%   12,302        4.47%  15,270       5.59%   17,003       7.02%   11,055        5.19%
Real Estate Mortgage       182,946       64.22%  168,665       61.22% 163,174      59.74%  138,304      57.13%  124,645       58.56%
Agricultural                52,188       18.32%   53,640       19.47%  52,008      19.04%   46,443      19.18%   44,199       20.77%
Consumer                    17,134        6.01%   21,952        7.97%  24,807       9.08%   22,358       9.23%   17,608        8.27%
Other                          309        0.11%      338        0.12%     434       0.16%      280       0.12%      159        0.07%
Total, Net (1)             284,894      100.00%  275,515      100.00% 273,145     100.00%  242,101     100.00%  212,843      100.00%
 (1)  Net of deferred loan fees



Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 2002 increased $4.1 million to $41.5 million. Total stockholders' equity, excluding accumulated other comprehensive income was $42.2 million at December 31, 2002. The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

                                           At December 31 (dollars in thousands)
                                                2002       2001      Change
Stockholders' Equity (1)                      $  42,243  $  38,353      3,890
  Less Disallowed Amount                            719        943       (224)
Tier I Capital                                   41,524     37,410      4,114
  Allowance for Loan Losses                       3,395      3,386          9
  Other                                             122        104         18
Tier II Capital                                   3,517      3,490         27
  Total Capital                                  45,041     40,900      4,141
Total Risk Weighted Assets                      290,589    283,541      7,048
Ratios:
Tier I Capital to Risk-weighted Assets            14.29%     13.19%      1.10%
Total Capital to Risk-weighted Assets             15.50%     14.42%      1.08%
Leverage                                          10.21%      9.63%      0.58%

 (1)  Excluding accumulated other comprehensive income.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary from "well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 2002, the bank had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.


Securities and Federal Funds Sold

Securities, including those classified as held to maturity and available for sale, increased from $75.6 million at December 31, 2001 to $89.5 million at December 31, 2002. The increase is mainly attributable to the lower loan demand. Federal funds sold totaled $18.7 million at December 31, 2002 and $14.4 million at December 31, 2001. As allowed in conjunction with the adoption of the new "derivative" standard, the Company transferred its entire securities held to maturity portfolio to available for sale on January 1, 2001.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. Of the $11.2 million of adjustable asset backed securities held on December 31, 2002, $5.2 million are repriceable monthly and the remaining $6.0 million are repriceable annually. Of the $11.3 million of adjustable asset backed securities held on December 31, 2001, $6.3 million are repriceable monthly and the remaining $5.0 million are repriceable annually. Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates. In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2002.

Investment Securities (Held to maturity at amortized cost, available for sale at market value)
                                      At December 31 (in thousands)
                                       2002       2001       2000
Available for Sale
 U.S. treasury                       $   5,059  $   7,218  $  14,992
 U.S. government agencies                6,138      6,118      5,028
 States and political subdivisions      31,024     19,470      3,366
 Mortgage-backed
  Fixed -
   GNMA, FNMA, FHLMC Passthroughs       17,465     12,672      5,580
   GNMA, FNMA, FHLMC CMO's              11,682      5,057      4,941
    Total                               29,147     17,729     10,521
  Variable -
   GNMA, FNMA, FHLMC Passthroughs        8,645      8,402      9,374
   GNMA, FNMA, FHLMC CMO's               2,529      2,925      2,983
    Total                               11,174     11,327     12,357
     Total mortgage-backed              40,321     29,056     22,878
 Other                                   6,967     13,746      6,559
  Total                                 89,509     75,608     52,823

Held to Maturity
 States and political subdivisions   $     -    $     -    $  15,231

Total                                $  89,509  $  75,608  $  68,054



Maturity Distribution of Securities

                                    December 31, 2002 (in thousands)
                                               Over One   Over Five               Asset
                                                 Year       Years                Backed
                                    One Year    Through    Through   Over Ten   & Equity
                                     or Less   Five Years Ten Years    Years    Securities   Total
Available for Sale
 U.S. treasury                      $   5,059  $     -    $     -    $     -    $     -    $   5,059
 U.S. government agencies                   0      6,138          0          0          0      6,138
 States and political subdivisions      1,599      6,437      7,597     15,391          0     31,024
 Mortgage-backed                            0          0          0          0     40,321     40,321
 Equity Securities                          0          0          0          0      3,748      3,748
 Other                                      0      2,095      1,124          0          0      3,219
  Total                                 6,658     14,670      8,721     15,391     44,069     89,509
Percent of Total                          7.4%      16.4%       9.7%      17.2%      49.3%     100.0%
Weighted Average Yield (1)               5.28%      5.64%      7.02%      7.15%      4.82%      5.60%

 (1)  Tax Equivalent Yield

Impact of Inflation and Changing Prices

The majority of Bourbon's assets and liabilities are monetary in nature. Therefore, Bourbon differs greatly from most commercial and industrial companies that have significant investments in nonmonetary assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of inflation.

Other Accounting Issues

Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 90 days and are used to hedge the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The Company did not have any mandatory forward sales contracts at December 31, 2002 and 2001. As allowed in conjunction with the adoption of this standard, the Company transferred its entire securities held to maturity portfolio to available for sale. As a result of this transfer and the corresponding adjustment to fair value, on January 1, 2001 securities increased $407,000, other assets decreased $138,000, and accumulated other comprehensive income increased $269,000.



A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives are amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, ceased being amortized in 2002. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. All recorded acquisition intangibles are identified with specific assets. A subsequent accounting standard also required goodwill on branch acquisitions to cease being amortized separate from core deposit intangible assets which will continue to be amortized. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements, as there are no intangible assets identified as goodwill.

New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.


Item 7A. Asset/Liability Management, Interest Rate Sensitivity, Market Risk and Liquidity

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Management considers interest rate risk to be the most significant market risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The primary tool used by management is an interest rate shock simulation model. Certain assumptions, such as prepayment risks, are included in the model. However, actual prepayments may differ from those assumptions. In addition, immediate withdrawal of interest checking and other savings accounts may have an effect on the results of the model. The Bank has no market risk sensitive instruments held for trading purposes.

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits. As of December 31, 2002 the projected net interest income percentage change of down 300 basis points is outside the Board of Directors limits. Because of the low level of rates, an across the board drop of 300 basis points is impossible. This along with a higher likelihood of increasing rates in the future have resulted in Management believing this risk is acceptable under the current conditions. This limit variation has been reviewed with the Asset/Liability Committee and the Board of Directors. The projected net interest income report summarizing the Company's interest rate sensitivity as of December 31, 2002 and December 31, 2001 is as follows:


Projected Net Interest Income (December 31, 2002)

                                                          Level
                                        -300     -100     Rates    +100     +300

Year One  (1/03 - 12/03)
   Interest Income                     $19,906  $22,469  $24,019  $25,576  $28,704
   Interest Expense                      6,528    7,382    8,317    9,243   11,107

       Net Interest Income              13,378   15,087   15,702   16,333   17,597

Net interest income dollar change       (2,324)    (615)              631    1,895

Net interest income percentage change    -14.8%    -3.9%    N/A       4.0%    12.1%

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

   Limitation on % Change                >-10.0%    >-4.0%     N/A      >-4.0%   >-10.0%




The numbers in 2002 show greater fluctuation when compared to 2001. In 2002, year one reflected a decrease in net interest income of 14.8% compared to 6.0% projected decrease from 2001 with a 300 basis point decline. The 300 basis point increase in rates reflected a 12.1% increase in net interest income in 2002 compared to a 3.0% increase in 2001. The risk is greater in 2002 due to the current status of existing interest rates (being low) and their effect on rate sensitive assets and rate sensitive liabilities. An increase in rates would improve net interest income.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities maturing within one year along with cash and cash equivalents totaled $35.8 million at December 31, 2002. Additionally, securities available-for-sale with maturities greater than one year totaled $82.9 million at December 31, 2002. As part of the new accounting pronouncement mentioned in Note 1 of the Notes to Consolidated Financial Statements included in Exhibit 13 the Company transferred its entire securities held to maturity portfolio to available for sale on January 1, 2001. This added an additional $15.6 million in securities to the available for sale portfolio. The available for sale securities are available to meet liquidity needs on a continuing basis.

Bourbon maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.
In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At December 31, 2002 these balances totaled $46.9 million, approximately 14.5% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. We have sufficient collateral to borrow an additional $31 million from the FHLB at December 31, 2002.

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

Liquidity Ratios
                                             December 31
                                         2002     2001     2000
Average Loans (including loans held
 for sale)/Average Deposits             91.3%    91.5%    89.9%
Average Securities sold under
 agreements to repurchase and other
 borrowings/Average Assets               0.9%     1.2%     2.9%

This chart shows that the loan to deposit ratio decreased slightly in 2002 compared to an increase in 2001. Loan growth of 3% and deposit growth of 3% in 2002, coupled with loan growth of 6% and deposit growth of 5% in 2001 have been contributing factors to the change in this ratio over the past two years.

Item 8.  Financial Statements

The consolidated financial statements of the Company together with the notes thereto and report of independent auditors are contained in the Company's 2002 Annual Report to Stockholders included as Exhibit 13, and are incorporated herein by reference. No other portion of the 2002 Annual Report to Stockholders is to be deemed "filed" as part of this filing.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable




PART III

Item 10.  Directors and Executive Officers of the Registrant

Under the Company's Articles of Incorporation, the Board of Directors consists of three different classes, each to serve, subject to the provisions of the Articles of Incorporation and Bylaws, for a three year term and until his successor is duly elected and qualified. The names of the directors and their terms are set forth below.

Terms expiring in 2003:

William R. Stamler, age 68, is Chairman of Signal Investments, Inc. He has been a director of Kentucky Bank since 1984 and the Company since 1988.

Buckner Woodford, age 58, is President and Chief Executive Officer of Bourbon Bancshares, Inc. and Chief Executive Officer of Kentucky Bank. He has been a director of Kentucky Bank since 1971 and the Company since inception.

Terms expiring in 2004:

William Arvin, age 62, is an attorney. He has been a director of Kentucky Bank and the Company since 1995.

James L. Ferrell, M.D., age 68, is a Physician. He has been a director of Kentucky Bank since 1980 and the Company since inception.

Louis Prichard, age 49, is President and Chief Operating Officer of Kentucky Bank. He has been a director of Kentucky Bank and the Company since 2003.

Terms expiring in 2005:

Henry Hinkle, age 51, is President of Hinkle Construction Company. He has been a director of Kentucky Bank and the Company since 1989.

Theodore Kuster, age 59, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank since 1979 and the Company since 1985.

Robert G. Thompson, age 53, is Executive Director of the Paris Bourbon County YMCA, a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank and the Company since 1991.

The Company's other executive officer is Gregory J. Dawson, age 42. He is the Chief Financial Officer and has been with the Company since 1985 and serves at the pleasure of the Board of Directors.


Item 11.  Executive Compensation

The following table sets forth information with respect to the compensation of the President and Chief Executive Officer of the Company, Buckner Woodford. No other executive officer earned total salary and bonus in excess of $100,000.

Summary Compensation Table
Annual Compensation
                                             Other Annual  Options
      Name        Year   Salary     Bonus    Compensation  Granted
Buckner Woodford  2002  $180,008    $ 39,825     (1)          500

Buckner Woodford  2001  $175,000    $ 19,250     (1)          500

Buckner Woodford  2000   168,500      49,630     (1)          500

(1)  Less than the lesser of $50,000 or 10% of annual salary and bonuses

The following table contains information regarding the grant of stock options under the Company's stock option plan to the Chief Executive Officer during the year ended December 31, 2002. In addition, in accordance with rules of the Securities and Exchange Commission, the following table sets forth the hypothetical grant date present value with respect to the referenced options, using the Black-Scholes Option Pricing Model.

Option Grants in the Last Fiscal Year

                           % of Total
                             Options                          Grant
                   Shares  Granted to  Exercise               Date
                  Granted  Employees    Price   Expiration  Present
      Name          (#)     in 2002     ($/Sh)     Date     Value($)

Buckner Woodford   500        8.4%      $26.00    1/2/12     $1,215


The following table sets forth certain information regarding options exercised by the Chief Executive Officer during calendar year 2002 and unexercised stock options held by him as of December 31, 2002.

Aggregated Option Exercises in Calendar 2001 and Year-end Stock Option Values

                  Shares                 Number of Securities       Value of Unexercised
                 Acquired     Value    Underlying Unexercised          In-the-Money
                on Exercise Realized     Options at 12/31/02      Options at 12/31/02
     Name          (#)         ($)    Exercisable/Unexercisable  Exercisable/Unexercisable

Buckner Woodford  2,680      $50,585    18,700/3,400              $213,980/$15,620

No SAR's exist for the Company.

Compensation of Directors

Each director of the Company is a director of Kentucky Bank. Company Directors are paid $400 for each Company and Kentucky Bank board meeting attended and non-employee Company directors are paid $100 for each Kentucky Bank committee meeting attended. Non-employee Directors of Kentucky Bank are also granted a 10-year option to purchase 50 shares of the Company's common stock following each year in which Kentucky Bank has a return on assets of 1 percent or greater. The option's exercise price is the fair market value per share on the date of grant.



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


In general, a participant's remuneration covered by the Company's pension plan is his or her average annual cash compensation (W-2 earnings) for the last 5 years. The years of service for Mr. Woodford are 30 years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Set forth below are the number of shares of the Company's common stock beneficially owned by each director and executive officer, and all current directors and executive officers as a group as of December 31, 2002.

      Name                Shares Beneficially Owned(1)
                            Number          Percentage

William Arvin (2)           33,409              1.2%

Gregory J. Dawson (3)        9,175              *

James L. Ferrell, M.D. (4)  29,550              1.0%

Henry Hinkle (5)            27,955              *

Theodore Kuster (6)         18,120              *

Louis Prichard (7)           3,000              *

William R. Stamler (8)      31,370              1.1%

Robert G. Thompson (9)       7,650              *

Buckner Woodford (10)       254,478              9.0%

All directors and officers
(9 persons) as a group
(consisting of those
persons named above)(11)   411,707             14.5%

*  Less than 1%



1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole or shared voting and sole or shared investment power.
2) Includes 11,858 shares held in a retirement account, 13,695 shares held of record by Mr. Arvin's wife, as to which Mr. Arvin disclaims beneficial ownership, 7,276 held jointly with his wife and 450 shares that Mr. Arvin may acquire upon exercise of outstanding stock options.
3) Includes 4,270 shares that Mr. Dawson may acquire upon exercise of outstanding stock options.
4) Includes 5,400 shares held in a retirement account and 850 shares that Dr. Ferrell may acquire upon exercise of outstanding stock options. Also, includes 3,000 shares held by Dr. Ferrell's wife, as to which Dr. Ferrell disclaims beneficial ownership.
5) Includes 1,000 shares held by his wife and 640 shares held by three sons, as to which Mr. Hinkle disclaims beneficial ownership. Includes 24,000 shares held of record by Hinkle Contracting Company, as to which Mr. Hinkle, as president, has shared voting power. Also includes 850 shares that Mr. Hinkle may acquire upon exercise of outstanding stock options.
6) Includes 6,270 share held of record by Mr. Kuster's wife, as to which Mr. Kuster disclaims beneficial ownership. Also includes 5,350 shares held in a retirement account and 650 shares that Mr. Kuster may acquire upon exercise of outstanding stock options.
7) Includes 3,000 shares that Mr. Prichard may acquire upon exercise of outstanding stock options.
8) Includes 7,860 shares held by Signal Investments Corporation, as to which Mr. Stamler, as the chief executive officer and majority stockholder of such corporation, has sole voting and investment power. Also includes 430 shares that Mr. Stamler may acquire upon exercise of outstanding stock options.
9) Includes 650 shares that Mr. Thompson may acquire upon exercise of outstanding stock options.
10) Includes 8,000 shares held by his wife, as to which Mr. Woodford disclaims beneficial ownership. Also includes 208 shares held in a retirement account and 18,700 shares that Mr. Woodford may acquire upon exercise of outstanding stock options.
11) Includes 26,850 shares that may be acquired upon exercise of outstanding stock options.

The following table sets forth as of December 31, 2002 the only person known by the Company to own beneficially (as determined in accordance with the rules and regulations of the Commission) more than 5% of the outstanding common stock. See note 10 in the preceding table for further information.

Name and Address       Shares Beneficially
of Beneficial Owner           Owned         Percentage

Buckner Woodford             254,478            9.0%
340 Stoner Avenue
Paris, Kentucky 40361



The following table sets forth as of December 31, 2002 the Company's common stock authorized for issuance under equity compensation plans. The Company's shareholders have approved all of the Company's equity compensation plans.

                                                                              Number of Securities
                            Number of Securities                             remaining available for
                                To be issued         Weighted average         future issuance under
                              Upon exercise of       exercise price of      equity compensation plans
                            Outstanding options,    outstanding options,      (excluding securities
Plan category               warrants and rights     warrants and rights      reflected in column (a)

Equity compensation plans
 Approved by security holders:
Employee Gift Program                   0                $  n/a                        790
1985 Incentive Stock
  Option Plan                         400                  8.63                          0
1993 Employee Stock Ownership
   Incentive Plan                  66,840                 15.29                          0
1993 Non-Employee Directors
  Stock Ownership Plan              4,980                 18.83                     12,950
1999 Employee Stock Option Plan    10,894                 24.79                     88,950

Total                              83,114                $16.72                    102,690



Item 13.  Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of and had transactions with the Company's subsidiary bank in the ordinary course of business during the year ended December 31, 2002. Similar transactions may be expected to take place with the Company's subsidiary bank in the future. Outstanding loans and commitments made by such subsidiary bank in transactions with the Company's directors and officers and their associates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Certain directors and executive officers were loan customers of Kentucky Bank and outstanding loans were $1.6 million as of December 31, 2002 and $1.5 million as of December 31, 2001. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

Item 14 - Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in all material respects. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.



Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)  Current Reports on Form 8-K during the quarter ended December 31, 2002
       None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bourbon Bancshares, Inc.
By:  __/s/Buckner Woodford__
Buckner Woodford, President and Chief Executive Officer, Director
March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__/s/Buckner Woodford _______       March 31, 2003
Buckner Woodford, President and Chief Executive Officer, Director

__/s/Gregory J. Dawson_______       March 31, 2003
Gregory J. Dawson, Chief Financial and Accounting Officer

__/s/James L. Ferrell________       March 31, 2003
James L. Ferrell, M.D., Chairman of the Board, Director

_____________________________       March 31, 2003
William Arvin, Director

__/s/Henry Hinkle     __ ____       March 31, 2003
Henry Hinkle, Director

_____________________________       March 31, 2003
Theodore Kuster, Director

__/s/Louis Prichard__________       March 31, 2003
Louis Prichard, Director

_____________________________       March 31, 2003
William R. Stamler, Director

__/s/Robert G. Thompson______       March 31, 2003
Robert G. Thompson, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant refers to Exhibit 13 to the Form 10-K.


Certifications

I, Buckner Woodford, certify that:

1. I have reviewed this annual report on Form 10-K of Bourbon
Bancshares, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:    March 31, 2003
___/s/ Buckner Woodford_____
Buckner Woodford
President & Chief Executive Officer



I, Gregory J. Dawson, certify that:

1. I have reviewed this annual report on Form 10-K of Bourbon
Bancshares, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:    March 31, 2003
___/s/ Gregory J. Dawson____
Gregory J. Dawson
Chief Financial Officer



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

13    Bourbon Bancshares, Inc. 2002 Annual Report

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




Exhibit 13

BOURBON BANCSHARES, INC.

ANNUAL REPORT 2002


Letter to the Shareholders.


Dear Shareholders,

As we begin a new year in 2003, we welcome a strong addition to our management team. Louis Prichard joins us as President and Chief Operating Officer of our subsidiary, Kentucky Bank. I will move up to the title of Chairman of the bank. My role as CEO of the bank, and President and CEO of Bourbon Bancshares remains unchanged.

Louis comes to us from Danville, where he was President and CEO of a very successful community bank serving three counties. His presence makes an already strong management team even stronger and deeper. This should position us very well to meet the challenges of building shareholder value, and the competitive challenges found in the thriving communities we serve.

My role in the organization will now be to focus on identifying new business opportunities for us. I will turn over to Louis much of the responsibility for managing our existing business.

We are especially proud of our year end results given the weakness in our economy. That weakness has led to some decline in credit quality for most banks, including us. It has also given us the challenge of managing the rapid drop to record low interest rates. In spite of these two obstacles, we still improved earnings in 2002.

The strong second half of the year boosted our financial performance. For the full year we earned $5.9 million, up about 7% from the prior year. Earnings per share assuming dilution were $2.10, a nice increase from $1.95 a year ago. We also increased our dividend to shareholders for the twentieth consecutive year.

We are nearing completion of our new branch office in Georgetown, and expect it to open in the first quarter of this year. It is located on Blossom Park Drive, which is a very rapidly growing part of that community.

Involvement in the Bluegrass communities we call home is a vital part of our future growth. We continue our commitment to build our earnings and increase the value of your franchise.


Buckner Woodford
President


FINANCIAL HIGHLIGHTS...

BOURBON BANCSHARES, INC.               2002         2001         2000

     Assets ($ thousands)            $419,771     $397,257     $371,847

     Net Income ($ thousands)	        $  5,903     $  5,524     $  5,253

Per Share Results

     Earnings(assuming dilution)     $   2.10     $   1.95     $   1.83

     Dividends                       $    .68     $    .60     $    .52

Shareholder Information

CORPORATE HEADQUARTERS
Bourbon Bancshares, Inc.
4th and Main Street
Paris, Kentucky  40361
859-987-1795

MARKET MAKERS

Morgan Keegan & Co.
489 East Main Street
Lexington, Kentucky  40507
800-937-0161

Hilliard Lyons
West Vine Street, Suite 400
Lexington, Kentucky  40507
800-944-2663

Howe Barnes Investments, Inc.
135 South LaSalle Street, Suite 150
Chicago, Illinois  60603-4398
800-800-4693

TRANSFER, REGISTRAR AND DIVIDEND AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ  07016-3572
800-368-5948
rtco.com

INVESTOR INFORMATION
Any individual requesting general information or a copy of the Corporation's 2002 Form 10-K Report may obtain these by writing Investor Relations at the Corporate Headquarters.




CONSOLIDATED BALANCE SHEETS
December 31                                     2002           2001

ASSETS
Cash and due from banks                   $  10,493,495   $  15,229,462
Federal funds sold                           18,683,000      14,409,000
  Cash and cash equivalents                  29,176,495      29,638,462
Securities available for sale                89,509,140      75,607,874
Mortgage loans held for sale                    740,023       2,343,095

Loans                                       284,153,605     273,172,802
  Allowance for loan losses                  (3,395,075)     (3,386,425)
  Net loans                                 280,758,530     269,786,377

Federal Home Loan Bank stock                  4,027,300       3,846,500
Bank premises and equipment, net             10,331,618      10,504,904
Interest receivable                           3,276,432       3,507,473
Intangible assets                             1,367,417       1,405,918
Other assets                                    584,441         616,556

Total assets                              $ 419,771,396   $ 397,257,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                    $  53,366,283   $  47,622,621
  Time deposits, $100,000 and over           46,903,641      41,671,945
  Other interest bearing                    222,566,031     219,620,618
    Total deposits                          322,835,955     308,915,184
Repurchase agreements and other borrowings    5,276,695       1,601,982
Federal Home Loan Bank advances              43,937,306      43,597,929
Interest payable                              1,844,705       2,814,581
Other liabilities                             1,784,893       1,227,102
  Total liabilities                         375,679,554     358,156,778

Stockholders' equity
  Preferred stock, 300,000 shares
   authorized and unissued                            -               -
  Common stock, no par value; 10,000,000
   shares authorized; 2,772,754 and
   2,766,917 shares issued and
   outstanding in 2002 and 2001               6,806,887       6,649,018
  Retained earnings                          35,435,996      31,703,573
  Accumulated other comprehensive
   income (loss)                              1,848,959         747,790
    Total stockholders' equity               44,091,842      39,100,381

Total liabilities and
 stockholders' equity                     $ 419,771,396   $ 397,257,159



CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31                 2002           2001           2000

Interest income
  Loans, including fees            $ 20,632,003   $ 23,658,873   $ 23,681,081
  Securities
    Taxable                           2,564,539      2,591,330      2,818,906
    Tax exempt                        1,254,065      1,124,620      1,059,658
  Other                                 337,397        671,231        647,597
                                     24,788,004     28,046,054     28,207,242
Interest expense
  Deposits                            6,977,969     11,306,963     11,807,823
  Repurchase agreements and
   other borrowings                      42,148        131,913        541,550
  Federal Home Loan Bank advances     2,257,413      1,857,061      1,158,250
  Other                                  90,000         90,000         90,000
                                      9,367,530     13,385,937     13,597,623

Net interest income                  15,420,474     14,660,117     14,609,619
Provision for loan losses             1,204,000      1,068,000        750,000
Net interest income after provision
 for loan losses                     14,216,474     13,592,117     13,859,619

Other income
  Service charges                     3,848,055      3,663,990      2,650,310
  Loan service fee income               228,121        257,823        286,704
  Trust department income               345,730        346,554        419,728
  Securities gains (losses), net        218,604        287,262        (88,169)
  Gain on sale of mortgage loans        948,369        382,532        132,559
  Other                               1,000,716        734,043        397,131
                                      6,589,595      5,672,204      3,798,263
Other expenses
  Salaries and employee benefits      6,728,443      6,019,279      5,538,589
  Occupancy expenses                  1,908,479      1,890,878      1,538,037
  Amortization                          429,366        419,486        434,373
  Advertising and marketing             330,069        428,229        362,958
  Taxes other than payroll,
   property and income                  406,077        370,537        363,957
  Other                               2,630,321      2,627,444      2,135,581
                                     12,432,755     11,755,853     10,373,495

Income before income taxes            8,373,314      7,508,468      7,284,387
Provision for income taxes            2,470,789      1,983,978      2,031,445

Net income                         $  5,902,525   $  5,524,490   $  5,252,942

Earnings per share:
  Basic                            $       2.13   $       1.98   $       1.87
  Diluted                                  2.10           1.95           1.83


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31     2002     2001     2000

Net income                         $  5,902,525   $  5,524,490   $  5,252,942

Other comprehensive income (loss),
 net of tax:
  Unrealized gains (losses) on
   securities arising
   during the period                  1,245,448        945,748        483,032
  Reclassification of
   realized amount                     (144,279)      (189,593)        58,192
  Net change in unrealized gain
   (loss) on securities               1,101,169        756,155        541,224

Comprehensive income               $  7,003,694   $  6,280,645   $  5,794,166




CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2002, 2001 and 2000

                                                                            Accumulated
                                                                               Other          Total
                                       Common Stock            Retained    Comprehensive   Stockholders'
                                    Shares       Amount        Earnings        Income         Equity
Balances, January 1, 2000          2,802,471   $ 6,491,373   $ 25,777,789   $  (549,589)   $ 31,719,573

Common stock issued (including
 employee gifts of 48 shares)         21,208       172,580              -             -         172,580

Common stock purchased               (15,612)      (36,698)      (327,012)            -        (363,710)

Net change in unrealized gain (loss)
 on securities available for sale, net
 of tax                                    -             -              -       541,224         541,224

Net income                                 -             -      5,252,942             -       5,252,942

Dividends declared - $.52 per share        -             -     (1,462,628)            -      (1,462,628)

Balances, December 31, 2000        2,808,067     6,627,255     29,241,091        (8,365)     35,859,981

Common stock issued (including
 employee gifts of 77 shares)         30,553       344,280              -             -         344,280

Common stock purchased               (71,703)     (322,517)    (1,388,960)            -      (1,711,477)

Net change in unrealized gain (loss)
 on securities available for sale, net
 of tax                                    -             -              -       756,155         756,155

Net income                                 -             -      5,524,490             -       5,524,490

Dividends declared - $.60 per share        -             -     (1,673,048)            -      (1,673,048)

Balances, December 31, 2001        2,766,917     6,649,018     31,703,573       747,790      39,100,381

Common stock issued (including
 employee gifts of 85 shares)         20,879       187,889              -             -         187,889

Common stock purchased               (15,042)      (30,020)      (285,051)            -        (315,071)

Net change in unrealized gain (loss)
 on securities available for sale, net
 of tax                                    -             -              -     1,101,169       1,101,169

Net income                                 -             -      5,902,525             -       5,902,525

Dividends declared - $.68 per share        -             -     (1,885,051)            -      (1,885,051)

Balances, December 31, 2002        2,772,754   $ 6,806,887   $ 35,435,996   $ 1,848,959    $ 44,091,842




CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31

                                           2002            2001              2000
Cash flows from operating activities
  Net income                           $  5,902,525     $  5,524,490     $  5,252,942
  Adjustments to reconcile net
   income to net cash from
   operating activities
    Depreciation and amortization         1,419,205        1,380,148        1,246,826
    Provision for loan losses             1,204,000        1,068,000          750,000
    Securities amortization
     (accretion), net                       385,050          155,678          (52,915)
    Securities (gains) losses, net         (218,604)        (287,262)          88,169
    Originations of loans held
     for sale                           (38,541,844)     (29,054,241)     (12,588,461)
    Proceeds from sale of loans          40,702,420       27,879,863       15,292,943
    Gain on sale of mortgage loans         (948,369)        (382,532)        (132,559)
    Federal Home Loan Bank stock
     dividends                             (180,800)        (248,600)        (252,400)
  Changes in:
    Interest receivable                     231,041          754,770         (808,025)
    Other assets                             32,115          (99,188)         289,452
    Interest payable                       (969,876)        (612,908)       1,285,735
    Other liabilities                        (9,331)         573,565           52,791
      Net cash from operating
       Activities                         9,007,532        6,651,783       10,424,498

Cash flows from investing activities
  Purchases of securities available
    for sale                            (49,204,809)     (52,945,350)     (24,858,046)
  Proceeds from sales of securities
   available for sale                    18,838,747       12,344,139       17,045,613
  Proceeds from principal payments
   and maturities of securities
   available for sale                    17,966,641       34,325,320       10,685,161
  Purchases of securities held
   to maturity                                    -                -         (632,490)
  Proceeds from maturities of
   securities held to maturity                    -                -        1,113,500
  Net change in loans                   (12,176,153)      (2,083,841)     (34,356,698)
  Purchases of bank premises and
   equipment, net                          (816,553)      (3,167,061)      (2,029,097)
  Net cash from investing activities    (25,392,127)     (11,526,793)     (33,032,057)

Cash flows from financing activities
  Net change in deposits                 13,920,771        8,099,599       26,249,645
  Net change in  repurchase
   agreements and other borrowings        3,674,713       (7,844,411)      (2,412,071)
  Advances from Federal Home
   Loan Bank                              6,980,000       22,200,000        6,317,000
  Payments on Federal Home Loan
   Bank advances                         (6,640,623)        (246,349)     (11,265,027)
  Proceeds from issuance of
   common stock                             187,889          344,280          172,580
  Purchase of common stock                 (315,071)      (1,711,477)        (363,710)
  Dividends paid                         (1,885,051)      (1,673,048)      (1,462,628)
    Net cash from financing activities   15,922,628       19,168,594       17,235,789




CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31



                                            2002            2001             2000

Net change in cash and cash equivalents  $ (461,967)    $ 14,293,584     $ (5,371,770)

Cash and cash equivalents at
 beginning of year                       29,638,462       15,344,878       20,716,648

Cash and cash equivalents at
 end of year                            $29,176,495     $ 29,638,462     $ 15,344,878

Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest expense                    $10,337,406     $ 13,998,845     $ 12,311,888
    Income taxes                          2,150,000        1,930,000        2,060,803

Supplemental schedules of non-cash investing
 activities
  Real estate acquired through
   foreclosure                          $         -     $    118,860     $    205,200
  Transfer of held to maturity
   portfolio to available for sale                -       15,231,406                -


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

Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and certain short-term investments with maturities of less than three months. Generally, federal funds are sold for one-day periods. Net cash flows are reported for loan, deposit and short-term borrowing transactions.

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



Loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans on a nonaccrual status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogenous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Mortgage Servicing Rights: The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The Bank receives a servicing fee from the FHLMC on each loan sold. Servicing rights are capitalized based on the relative fair value of the rights and the loans' estimated lives and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues.

Federal Home Loan Bank Stock:  Amount is carried at cost.

Bank Premises and Equipment: Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally by the straight-line method over the estimated useful lives of the bank premises and equipment with useful lives ranging from 3 to 50 years.

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

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                       2002           2001           2000
Net income
  As reported                       $ 5,902,525    $ 5,524,490    $ 5,252,942

  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                  (129,172)       (76,748)       (90,691)
  Pro forma                           5,773,353      5,447,742      5,162,251

Basic earnings per share
  As reported                       $      2.13    $      1.98    $      1.87
  Pro forma                                2.08           1.94           1.84

Diluted earnings per share
  As reported                       $      2.10    $      1.95    $      1.83
  Pro forma                                2.06           1.91           1.80

Weighted averages
  Fair value of options granted     $      2.43    $      4.58    $      6.56
  Risk free interest rate                  4.30%          4.93%          6.62%
  Expected life                         8 years        8 years        8 years
  Expected volatility                     13.10%         13.10%         11.61%
  Expected dividend yield                  2.72%          2.54%          2.14%

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

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements.

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

The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 60 to 90 days and are used to offset the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. The Company did not have any mandatory forward sales contracts at December 31, 2002 and 2001.

As allowed in conjunction with the adoption of this standard, the Company transferred its entire securities held to maturity portfolio to available for sale. As a result of this transfer and the corresponding adjustment to fair value, on January 1, 2001 securities increased $407,000, other assets decreased $138,000, and accumulated other comprehensive income increased $269,000.

New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives are amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, ceased being amortized in 2002. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. All recorded acquisition intangibles are identified with specific assets. A subsequent accounting standard also required goodwill on branch acquisitions to cease being amortized separate from core deposit intangible assets which will continue to be amortized. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements, as there are no intangible assets identified as goodwill.

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

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


NOTE  2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The reserve requirement at December 31, 2002 and 2001 was $0 and $123,000.



NOTE  3 - SECURITIES

Year-end securities available for sale are as follows:

                                        Fair        Unrealized     Unrealized
                                        Value          Gains         Losses
2002
  U. S. Treasury                    $  5,059,063    $    47,096    $       -
  U. S. government agencies            6,138,499        147,012            -
  States and political subdivisions   31,024,014      1,299,516       (6,143)
  Mortgage-backed                     40,321,450        919,850      (57,387)
  Equity securities                    3,747,550        285,695      (15,355)
  Other                                3,218,564        197,169      (15,786)

    Total                           $ 89,509,140    $ 2,896,338    $ (94,671)

                                        Fair        Unrealized     Unrealized
                                        Value          Gains         Losses
2001
  U. S. Treasury                    $  7,217,500    $   139,106    $  (1,106)
  U. S. government agencies            6,117,985        118,507            -
  States and political subdivisions   19,470,102        574,253     (170,855)
  Mortgage-backed                      9,056,415        350,629     (112,170)
  Equity securities                   10,693,330        255,528      (25,319)
  Other                                3,052,542         32,753      (27,949)

    Total                           $ 75,607,874    $ 1,470,776    $(337,399)

The fair value of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

                                              Fair
                                             Value

Due in one year or less                  $  6,658,310
Due after one year through five years      14,670,456
Due after five years through ten years      8,720,647
Due after ten years                        15,390,727
                                           45,440,140

Mortgage-backed                            40,321,450
Equity                                      3,747,550

Total                                    $ 89,509,140

Proceeds from sales of securities during 2002, 2001 and 2000 were $18,838,747, $12,344,139 and $17,045,613. Gross gains of $260,096, $288,105 and $42,704 and gross losses of $41,492, $843 and $103,873, were realized on those sales.

Securities with an approximate carrying value of $70,076,000 and $52,707,000 at December 31, 2002 and 2001, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.




NOTE  4 - LOANS

Loans at year-end were as follows:

                                 2002              2001

Commercial                  $  16,802,888     $  18,617,714
Real estate construction       15,513,702        12,301,704
Real estate mortgage          182,206,697       166,322,768
Agricultural                   52,187,812        53,640,436
Consumer                       17,133,717        21,951,943
Other                             308,789           338,237

                            $ 284,153,605     $ 273,172,802

Activity in the allowance for loan losses was as follows:

                                2002          2001           2000

Beginning balance           $ 3,386,425   $ 3,388,380    $ 3,102,800
Charge-offs                  (1,329,218)   (1,145,942)      (558,552)
Recoveries                      133,868        75,987         94,132
Provision for loan losses     1,204,000     1,068,000        750,000

Ending balance              $ 3,395,075   $ 3,386,425    $ 3,388,380

Impaired loans totaled $1,573,000 and $964,000 at December 31, 2002 and 2001. The average recorded investment in impaired loans during 2002, 2001 and 2000 was $1,441,000, $457,000 and $224,000. The total allowance for loan losses related to these loans was $675,000 and $249,000 at December 31, 2002 and
2001.   Interest income on impaired loans of $8,000, $31,000 and $11,000 was recognized for cash payments received in 2002, 2001 and 2000.

Nonperforming loans were as follows:
                                  2002           2001           2000
Loans past due over 90 days
 still on accrual              $  789,000    $ 1,278,000    $ 1,365,000
Nonaccrual loans                1,573,000        935,000        307,000

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $93,530,000 and $86,527,000 at December 31, 2002 and 2001. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $714,000 and $683,000 at December 31, 2002 and 2001.



Changes in mortgage servicing rights were as follows:

                         2002          2001          2000

Beginning balance     $  463,067    $  521,467    $  606,487
Additions                390,865        81,619        69,885
Amortization            (149,898)     (140,019)     (154,905)

Ending balance        $  704,034    $  463,067    $  521,467

Certain directors and executive officers of the Company and companies in which they have beneficiary ownership were loan customers of the Bank during 2002 and 2001. Such loans were made in the ordinary course of business at the Bank's normal credit terms and interest rates. An analysis of the activity with respect to all director and executive officer loans is as follows:

                                            2002             2001

Balance, beginning of year              $  1,529,000     $  1,478,000
Additions, including loans now meeting
 disclosure requirements                   1,346,000        1,514,000
Amounts collected, including loans no
 longer meeting disclosure requirements   (1,249,000)      (1,463,000)

Balance, end of year                    $  1,626,000     $  1,529,000


NOTE  5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                         2002              2001

Land and buildings                 $  10,790,642     $  10,773,183
Furniture and equipment                8,001,811         7,941,210
Construction in process                  534,659                 -
                                      19,327,112        18,714,393
Less accumulated depreciation         (8,995,494)       (8,209,489)

                                   $  10,331,618     $  10,504,904

Depreciation expense was $989,839, $960,661 and $812,453 in 2002, 2001, and
2000.




NOTE 6 - INTANGIBLE ASSETS

Acquired intangible assets were as follows at year-end:

                                           2002
                                   Gross
                                  Carrying      Accumulated
                                   Amount       Amortization
Amortized intangible assets:
  Core deposit intangibles      $ 2,890,382     $ 2,226,999

Aggregate amortization expense was $279,468, $279,468 and $279,468 for 2002, 2001 and 2000.

Estimated amortization expense for each of the next five years:

                  2003           $ 279,468
                  2004             198,895
                  2005              19,140
                  2006              19,140
                  2007              19,140


NOTE  7 - DEPOSITS

At December 31, 2002, the scheduled maturities of time deposits are as follows:

                2003             $ 111,613,815
                2004                20,857,153
                2005                 2,460,136
                2006                21,315,832
                2007                 6,462,416

Certain directors and executive officers of the Company and companies in which they have beneficiary ownership are deposit customers of the Bank. The amount of these deposits was approximately $1,178,000 and $861,000 at December 31, 2002 and 2001.


NOTE  8 - REPURCHASE AGREEMENTS

Repurchase agreements generally mature within one to 35 days from the transaction date. The securities underlying the agreements are maintained in a third-party custodian's account under a written custodial agreement. Information concerning repurchase agreements for 2002 and 2001 is summarized as follows:

                                                2002            2001

Average daily balance during the year       $ 2,097,456     $ 3,303,000
Average interest rate during the year              1.22%           3.35%
Maximum month-end balance during the year   $ 3,504,562     $ 5,164,000




NOTE  9 - FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Bank to borrow advances from the FHLB. At December 31, 2002 and 2001, $43,937,306 and $43,597,929 represented the balance due on
advances from the FHLB.   All advances are paid either on a monthly basis or
at maturity, over remaining terms of one month to fourteen years, with fixed
interest rates ranging from 1.83% to 7.23%.   The Bank also has letters of
credit from the FHLB totaling $2,000,000 at December 31, 2002 for the purpose
of securing trust deposits.    Advances and letters of credit are secured by
the FHLB stock and substantially all first mortgage loans.

Scheduled principal payments due on advances during the years subsequent to December 31, 2002 are as follows:

          2003               $ 14,519,457
          2004                 15,645,814
          2005                  5,153,194
          2006                  5,160,971
          2007                    159,546
          Thereafter            3,298,324
                             $ 43,937,306


NOTE 10 - INCOME TAXES

Income tax expense was as follows:
                      2002            2001            2000

Current           $ 2,189,931     $ 1,878,784     $ 1,782,641
Deferred              280,858         105,194         248,804

                  $ 2,470,789     $ 1,983,978     $ 2,031,445

Year-end deferred tax assets and liabilities were due to the following. No valuation allowance for the realization of deferred tax assets is considered necessary.

                                               2002           2001
Deferred tax assets
  Allowance for loan losses               $   889,158     $  952,005
  Core deposit intangibles                    245,154        215,651
  Other                                           181         62,610

Deferred tax liabilities
  Unrealized gain on securities              (952,708)      (385,587)
  Bank premises and equipment                (251,461)      (234,934)
  FHLB stock                                 (687,803)      (626,331)
  Mortgage servicing rights                  (239,372)      (157,443)
  Other                                      (105,546)       (80,389)

    Net deferred tax asset (liability)   $ (1,102,397)    $ (254,418)



Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:
                                                   2002     2001     2000

U. S. federal income tax rate                      34.0%    34.0%    34.0%

Changes from the statutory rate
  Tax-exempt investment income                     (5.7)    (5.2)    (5.9)
  Non-deductible interest expense related to
   carrying tax-exempt investments                   .6       .6       .8
  Rehabilitation tax credit                           -     (2.1)       -
  Other                                              .6      (.9)    (1.0)

                                                   29.5%    26.4%    27.9%

NOTE  11 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

                                        2002           2001           2000
Basic Earnings Per Share
  Net income                        $ 5,902,525    $ 5,524,490    $ 5,252,942
  Weighted average common
   shares outstanding                 2,770,282      2,790,238      2,811,565
  Basic earnings per share          $      2.13    $      1.98    $      1.87

Diluted Earnings Per Share
  Net income                        $ 5,902,525    $ 5,524,490    $ 5,252,942
  Weighted average common
   shares outstanding                 2,770,282      2,790,238      2,811,565
  Add dilutive effects of assumed
   exercise of stock options             35,836         47,080         56,600
  Weighted average common and
   dilutive potential common
   shares outstanding                 2,806,118      2,837,318      2,868,165
  Diluted earnings per share        $      2.10    $      1.95    $      1.83

Stock options for 3,050 and 14,300 shares common stock were excluded from 2002 and 2001 diluted earnings per share because their impact was antidilutive.


NOTE  12 - RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of its employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Benefits are based on one percent of employee average earnings for the previous five years times years of credited service.



Information about the pension plan was as follows:

                                    2002          2001
Change in benefit obligation:
  Beginning benefit obligation     $ 3,583,257     $ 3,130,826
  Service cost                         299,744         240,644
  Interest cost                        245,253         219,979
  Actuarial adjustment                 323,543          51,306
  Benefits paid                        (66,230)        (59,498)
    Ending benefit obligation        4,385,567       3,583,257


Change in plan assets, at fair value:
  Beginning plan assets              3,279,471       3,118,137
  Actual return                       (176,162)        (68,643)
  Employer contribution                360,139         289,475
  Benefits paid                        (66,230)        (59,498)
    Ending plan assets               3,397,218       3,279,471


Funded status                         (988,349)       (303,786)
Unrecognized net actuarial
 (gain) loss                         1,236,596         486,520
Unrecognized prior transition asset     (2,229)         (2,601)

Net pension prepaid benefit         $  246,018      $  180,133

Net periodic pension cost include the following components:

                                        2002         2001         2000

Service cost                         $ 299,744    $ 240,644    $ 221,305
Interest cost                          245,253      219,979      191,676
Expected return on plan assets        (255,964)    (246,285)    (233,428)
Amortization                             5,221         (372)        (372)

Net periodic cost                    $ 294,254    $ 213,966    $ 179,181

Discount rate on benefit obligation          7%           7%           7%
Long-term expected rate of return
 on plan assets                              8%           8%           8%
Rate of compensation increase                5%           5%           5%

The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company's Board of Directors. Expense recognized in connection with the plan was $270,348, $237,661 and $224,106 in 2002, 2001 and 2000.




NOTE  13 - STOCK OPTION PLAN

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

Summary of stock option transactions are as follows:

                                        2002                 2001                 2000
                                           Weighted             Weighted             Weighted
                                            Option               Option               Option
                                 Options    Price     Options    Price     Options    Price
Outstanding, beginning of year   103,484    $15.52    131,730    $14.32    148,940    $13.17
Granted                            6,520     25.85      4,160     23.58      3,950     24.30
Expired                           (6,096)    20.84     (3,334)    18.34          -         -
Exercised                        (20,794)    12.41    (29,072)    10.92    (21,160)     8.11
Outstanding, end of year          83,114    $16.72    103,484    $15.52    131,730    $14.32

Weighted remaining contractual
 Life                               64.7 months          62.3 months           66.4 months



Options outstanding at year-end 2002 were as follows:

                                             Outstanding                        Exercisable
                                              Weighted
                                               Average     Weighted          Weighted
                                              Remaining     Average          Average
                                             Contractual   Exercise          Exercise
Range of Exercise Prices           Options       Life        Price           Options      Price
From $8.63 to $11.14 per share       8,800       30.0       $10.52             8,800     $10.52
From $12.00 to $15.50 per share     42,120       54.0        13.83            38,600      13.67
From $18.00 to $26.00 per share     32,194       88.1        22.19            15,424      20.91
                                    83,114                                    62,824


NOTE  14 - LIMITATION ON BANK DIVIDENDS

The Company's principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. During 2003 the Bank could, without prior approval, declare dividends of approximately $4,605,000 plus any 2003 net profits retained to the date of the dividend declaration.




NOTE  15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at December 31, 2002 and 2001 are as follows:

                                         2002                    2001
                                 Carrying                Carrying
                                  Amount    Fair Value    Amount   Fair Value
(In Thousands)
Financial assets
  Cash and cash equivalents      $ 29,176    $ 29,176    $ 29,638    $ 29,638
  Securities                       89,509      89,509      75,608      75,608
  Mortgage loans held for sale        740         740       2,343       2,392
  Loans, net                      280,759     287,447     269,786     274,929
  FHLB stock                        4,027       4,027       3,847       3,847
  Interest receivable               3,276       3,276       3,507       3,507


Financial liabilities
  Deposits                       $322,836    $325,454    $308,915    $311,191
  Securities sold under
   agreements to repurchase
   and other borrowings             5,277       5,277       1,602       1,602
  FHLB advances                    43,937      45,343      43,598      44,752
  Interest payable                  1,845       1,845       2,815       2,815

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


NOTE  16 - OFF-BALANCE SHEET ACTIVITIES AND COMMITMENTS

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





Financial instruments with off-balance sheet risk were as follows at year-end:

                                  2002             2001

Unused lines of credit        $ 44,943,000     $ 42,252,000
Commitments to make loans                -        2,049,000
Letters of credit                  345,000          495,000

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 5.75% to 7.00% with maturities ranging from 15 to 30 years and are intended to be sold.


NOTE  17 - CONTINGENT LIABILITIES

The Bank is a defendant in legal actions arising from normal business activities. Management believes these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's consolidated financial position or results of operations.


NOTE  18 - CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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



The Company's and the Bank's actual amounts and ratios are presented in the table below:

                                                                                    To Be Well
                                                                                   Capitalized
                                                                                   Under Prompt
                                                                  For Capital         Corrective
                                                 Actual       Adequacy Purposes   Action Provisions
                                             Amount   Ratio     Amount   Ratio     Amount   Ratio
2002                                                         (Dollars in Thousands)
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 45,041  15.5%    $ 23,247    8%     $ 29,059    10%
  Tier I Capital (to Risk-Weighted Assets)    41,524  14.3       11,624    4        17,435     6
  Tier I Capital (to Average Assets)          41,524  10.2       16,264    4        20,331     5

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 38,481  13.3%    $ 23,164    8%     $ 28,955    10%
  Tier I Capital (to Risk-Weighted Assets)    35,073  12.1       11,582    4        17,373     6
  Tier I Capital (to Average Assets)          35,073   8.6       16,292    4        20,306     5



2001
Consolidated
  Total Capital (to Risk-Weighted Assets)    $ 40,900  14.4%   $ 22,683    8%      $ 28,354   10%
  Tier I Capital (to Risk-Weighted Assets)     37,410  13.2      11,342    4         17,012    6
  Tier I Capital (to Average Assets)           37,410   9.6      15,540    4         19,426    5

Bank Only
  Total Capital (to Risk-Weighted Assets)    $ 35,775  12.7%   $ 22,545    8%      $ 28,182   10%
  Tier I Capital (to Risk-Weighted Assets)     32,383  11.5      11,273    4         16,909    6
  Tier I Capital (to Average Assets)           32,383   8.4      15,423    4         19,279    5


NOTE  19 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31

                                                 2002         2001
(In Thousands)
ASSETS
Cash on deposit with subsidiary               $  5,609      $  3,510
Investment in subsidiary                        37,425        33,931
Securities available for sale                    1,169         1,759
Total assets                                  $ 44,203      $ 39,200


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                   $    111      $    100
Stockholders' equity
  Preferred stock                                    -             -
  Common stock                                   6,807         6,649
  Retained earnings                             35,436        31,703
  Accumulated other comprehensive income         1,849           748

Total liabilities and stockholders' equity    $ 44,203      $ 39,200





Condensed Statements of Income and Comprehensive Income
Years Ended December 31

                                               2002        2001        2000
(In Thousands)
Income
  Dividends from subsidiary                  $ 3,400     $ 3,280     $ 3,160
  Securities gains (losses), net                 145          72         (17)
  Interest income                                 32          44          61
    Total income                               3,577       3,396       3,204

Expenses
  Other expenses                                  55          39          39

Income before income taxes and equity in
 undistributed income of subsidiary            3,522       3,357       3,165

Applicable income tax (expense) benefits         (29)        (26)         46

Income before equity in undistributed
 income of subsidiary                          3,493       3,331       3,211

Equity in undistributed income of subsidiary   2,410       2,193       2,042

Net income                                     5,903       5,524       5,253

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities
   Arising during the period                   1,245         946         483
  Reclassification of realized amount           (144)       (189)         58

  Net change in unrealized gain (loss)
   on securities                               1,101         757         541

Comprehensive income                         $ 7,004     $ 6,281     $ 5,794




Condensed Statements of Cash Flows
Years Ended December 31

                                               2002        2001        2000
(In Thousands)
Cash flows from operating activities
  Net income                                 $ 5,903     $ 5,524     $ 5,253
  Adjustments to reconcile net income to net
   cash from operating activities
    Equity in undistributed earnings of
     Subsidiary                               (2,410)     (2,193)     (2,042)
    Securities (gains) losses, net              (145)        (72)         17
    Change in other assets                      (100)         72         (37)
    Change in other liabilities                  103           -           -
      Net cash from operating activities       3,351       3,331       3,191

Cash flows from investing activities
  Purchase of securities available for sale     (109)       (311)     (1,071)
  Proceeds from sales of securities
   available for sale                            869         820         638
    Net cash from investing activities           760         509        (433)

Cash flows from financing activities
  Dividends paid                              (1,885)     (1,673)     (1,463)
  Proceeds from issuance of common stock         188         344         173
  Purchase of common stock                      (315)     (1,711)       (364)
    Net cash from financing activities        (2,012)     (3,040)     (1,654)

Net change in cash                             2,099         800       1,104

Cash at beginning of year                      3,510       2,710       1,606

Cash at end of year                          $ 5,609     $ 3,510     $ 2,710


NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                   Interest   Net Interest   Net        Earnings Per Share
                    Income       Income    Income     Basic     Fully Diluted
2002
  First quarter   $ 6,233       $ 3,626   $ 1,296     $ .47       $ .46
  Second quarter    6,104         3,695     1,221       .44         .44
  Third quarter     6,141         3,932     1,625       .59         .58
  Fourth quarter    6,310         4,167     1,761       .63         .62

2001
  First quarter   $ 7,289       $ 3,627   $ 1,281     $ .46       $ .45
  Second quarter    7,181         3,713     1,438       .51         .50
  Third quarter     6,982         3,706     1,360       .49         .48
  Fourth quarter    6,594         3,614     1,445       .52         .52






REPORT OF INDEPENDENT AUDITORS



Board of Directors
Bourbon Bancshares, Inc.
Paris, Kentucky



We have audited the accompanying consolidated balance sheets of Bourbon Bancshares, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bourbon Bancshares, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 to the consolidated financial statements, on January 1, 2001 the Company changed its method of accounting for derivative instruments and hedging activities to comply with new accounting guidance.



                                         Crowe, Chizek and Company LLP

Lexington, Kentucky
January 17, 2003





MEET OUR OFFICERS.
BOURBON COUNTY.
PARIS
SENIOR MANAGEMENT
Buckner Woodford - Chairman and CEO
Louis Prichard - President and COO
Norman J. Fryman - Sr. Vice President, Director of Lending
James P. Shipp, Jr. - Sr. Vice President, Director of Branch Administration
Brenda Bragonier - Vice President, Director of Marketing 	and Human Resources
Hugh Crombie - Vice President, Director of Operations
Greg Dawson - Vice President, Chief Financial Officer

OFFICERS
Heather Barger - Auditor
Brenda Berry - Accountant
Wallis Brooks - Branch Manager
Patty Carpenter - Assistant Vice President, Loan Operations Officer R.W. Collins, Jr. - Vice President, Agricultural Lender
Cynthia Criswell - Data Processing Officer
Nancye Fightmaster - Vice President, Loan Officer
Shane Foley - Mortgage Operations Manager
David Foster - Vice President, Agricultural Lender
Janice Hash - Accountant and Purchasing Agent
Lisa Highley - Personal Trust Officer
Cathy Hill  - Vice President, Director of Collections
Perry Ingram - Assistant Vice President, Network Manager
Gary Linville - Assistant Vice President, Collections Negotiator Jane Mogge - Head Deposit Operations
Mary Moreland - Assistant Vice President, Loan Officer
Donald Roe - Assistant Vice President, Sr. Data Processing Officer Rowena Ruff - Investment Advisor
Lydia Sosby - Corporate and Automated Products Officer
Judy Taylor - Assistant Vice President, Human Resource Manager
Rick Wagner - Maintenance Supervisor
Lisa Watkins - Compliance Officer
George Wilder - Vice President, Loan Officer
Buck Woodford, V. - Management Intern
Martha Woodford - Assistant Vice President, Corporate and
 Automated Products Manager
Jan Worth - Assistant Vice President, Sr. Personal Trust Officer

Lexington Road Branch
Susan A. Lemons - Assistant Vice President, Branch Manager/Loan Officer

Pleasant Street Branch
Philip Hurst - Assistant Branch Manager

CLARK COUNTY.
WINCHESTER
Rita Bugg - Vice President, Regional Manager
Darren Henry, Vice President, Loan Officer
Kathy Newkirk - Branch Manager, Loan Officer
Teresa Shimfessel - Assistant Vice President, Loan Officer
Rebecca Taulbee - Vice President, Loan Officer
Carolyn Wilkins - Overdraft Management Officer

HARRISON COUNTY.
CYNTHIANA
Ken DeVasher - Vice President, Regional Manager
Paul Clift - Assistant Vice President, Loan Officer

JESSAMINE COUNTY.
NICHOLASVILLE
Michael Lovell - Vice President, Regional Manager
Rick Walling - Assistant Vice President, Loan Officer

SCOTT COUNTY.
Georgetown
Ben Sargent - Vice President, Branch Manager


WOODFORD COUNTY.
VERSAILLES
Duncan Gardner - Vice President, Regional Manager
A.J. Gullett - Assistant Vice President, Loan Officer





Board of Directors
Kentucky Bank

Buckner Woodford
Chairman, Chief Executive Officer

William M. Arvin
Attorney

James L. Ferrell
Physician

K. Bruce Florence
Director, Licking Valley College

Henry Hinkle
President, Hinkle Contracting Company

Mike Hockensmith
Owner and President, The Hockensmith Agency, Inc.

James Kay
Businessman, Farmer

Theodore Kuster
Farmer and Thoroughbred Breeder, West View Equine

Ted McClain
Agent, Hopewell Insurance Company, Inc.

Jonah Mitchell
President, Johan Mitchell Real Estate and Auction Company

Donald Pace
Executive Director of Central Kentucky Educational Co-op with UK

Louis Prichard
President, COO

William R. Stamler
Chairman, Signal Investments, Inc.

Robert G. Thompson
Executive Director, Paris-Bourbon County YMCA

Gerald M. Whalen
President, Whalen and Company



REGIONAL BOARD OF DIRECTORS
CLARK COUNTY

Mary Beth Hendricks
Director of Clark County Child Support Services

Donald Pace
Executive Director of Central Kentucky Educational Co-op with UK

John G. Roche
Optician

Ed Saunier
President, Saunier North American, Inc.

James Taulbee
Farmer


REGIONAL BOARD OF DIRECTORS
HARRISON COUNTY

K. Bruce Florence
Director, Licking Valley College

Brad Marshall
Farmer

Joel Techau
CEO, Techau Inc.

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

R.C. Johnson, Jr.
Owner and President, Johnson's Funeral Home

George Lusby
County Judge Executive

Everette Varney
Mayor, Georgetown


REGIONAL BOARD OF DIRECTORS
WOODFORD COUNTY

Loren Carl
Director, Kentucky Attorney General's Office

Dr. William J. Graul
Physician

James Kay
Businessman, Farmer

Tricia Kittinger
Woodford Circuit Clerk





Bourbon Bancshares, Inc.
Board of Directors

Buckner Woodford
President and Chief Executive Officer, Bourbon Bancshares, Inc.
Class of 2003

William R. Stamler
Chairman, Signal Investments, Inc.
Class of 2003

Henry Hinkle
President, Hinkle Contracting Corporation
Class of 2005

Robert G. Thompson
Executive Director, Paris/Bourbon County YMCA; Snow Hill Farm
Class of 2005

Theodore Kuster
Farmer and Thoroughbred Breeder, West View Farm
Class of 2005

James L. Ferrell, M.D.
Physician; Chairman, Bourbon Bancshares, Inc.
Class of 2004

William M. Arvin
Attorney, William M. Arvin Associates
Class of 2004




Exhibit 21   Subsidiaries of Registrant

Bourbon Bancshares, Inc.'s Subsidiary

Kentucky Bank



EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Form S-8 Registration Statement No. 333-92725 of Bourbon Bancshares, Inc., of our report dated January 17, 2003 on the consolidated financial statements of Bourbon Bancshares, Inc. as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 as included in the registrant's annual report on Form 10-K.


/s/Crowe, Chizek and Company LLP
Crowe, Chizek and Company LLP

Lexington, Kentucky
March 28, 2003




Exhibit 99.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Bourbon Bancshares, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Buckner Woodford, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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



                              ___/s/ Buckner Woodford_____
                              Chief Executive Officer

                              March 31, 2003

A signed original of this written statement required by Section 906 has been provided to Bourbon Bancshares, Inc. and will be retained by Bourbon Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



Exhibit 99.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Bourbon Bancshares, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory J. Dawson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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



                              ___/s/ Gregory J. Dawson____
                              Chief Financial Officer

                              March 31, 2003

A signed original of this written statement required by Section 906 has been provided to Bourbon Bancshares, Inc. and will be retained by Bourbon Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


6

6

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998



43


36




42.




74.
BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000