Form 10-Q
period 2003-03-31
BOURBON BANCSHARES INC /KY/
filed 2003-05-15
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
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
Yes    X     No _____

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes          No   X___


Number of shares of Common Stock outstanding as of April 30, 2003:  2,777,270.


BOURBON BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   5

            Consolidated Statements of Cash Flows                   6

            Notes to Consolidated Financial Statements              7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   10

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           15

Item 4.     Controls and Procedures                                16

Part II - Other Information                                        17

Signatures                                                         18

Certifications                                                     19

Exhibits
      11    Earnings Per Share Calculation                         21

      99.1  Certification of Chief Executive Officer pursuant
            to 18 U.S.C. Section 1350, as adopted pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002.      22

      99.2  Certification of Chief Financial Officer pursuant
            to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.         23

99.3  Registrant's Notice of Annual Meeting, proxy
      statement, and form of proxy dated May 19, 2003.
      The registrant's proxy materials are furnished
      for the information of the Commission and are not
      to be deemed "filed" as part of this Form 10-Q.        24




Item 1 - Financial Statements

BOURBON BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        3/31/2003 12/31/2002
Assets
  Cash and due from banks                          $   9,152  $  10,493
  Federal funds sold                                   3,022     18,683
    Cash and cash equivalents                         12,174     29,176
  Securities available for sale                       96,085     89,509
  Mortgage loans held for sale                         1,667        740
  Loans                                              283,259    284,154
  Allowance for loan losses                           (3,438)    (3,395)
    Net loans                                        279,821    280,759
  Federal Home Loan Bank stock                         4,067      4,027
  Bank premises and equipment, net                    10,446     10,332
  Interest receivable                                  3,113      3,276
  Intangible assets                                    1,359      1,367
  Other assets                                           721        585
    Total assets                                   $ 409,453  $ 419,771

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  54,600  $  53,366
    Time deposits, $100 and over                      42,597     46,904
    Other interest bearing                           217,483    222,566
      Total deposits                                 314,680    322,836
  Securities sold under agreements to repurchase       1,813      3,505
  Other borrowed funds                                 1,085      1,772
  Federal Home Loan Bank advances                     43,295     43,937
  Interest payable                                     1,886      1,844
  Other liabilities                                    1,870      1,785
    Total liabilities                                364,629    375,679

  Stockholders' equity
  Common stock                                         6,863      6,807
  Retained earnings                                   36,091     35,436
  Accumulated other comprehensive income               1,870      1,849
    Total stockholders' equity                        44,824     44,092
    Total liabilities & stockholders' equity       $ 409,453  $ 419,771


BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)              Three Months Ending
                                                   3/31/2003   3/31/2002
INTEREST INCOME:
  Loans, including fees                            $    4,728  $    5,236
  Investment securities                                   885         967
  Other                                                    49          73
    Total interest income                               5,662       6,276
INTEREST EXPENSE:
  Deposits                                              1,450       2,009
  Other                                                   592         598
    Total interest expense                              2,042       2,607
  Net interest income                                   3,620       3,669
  Loan loss provision                                     225         201
  Net interest income after provision                   3,395       3,468
OTHER INCOME:
  Service charges                                         983         903
  Loan service fee income                                  62          57
  Trust department income                                  95          98
  Investment securities gains (losses), net                18          39
  Gain on sale of mortgage loans                          292          82
  Other                                                   267         199
    Total other income                                  1,717       1,378
OTHER EXPENSES:
  Salaries and employee benefits                        1,895       1,637
  Occupancy expenses                                      500         481
  Amortization of intangibles                             118         101
  Advertising and marketing                               100          75
  Taxes other than payroll, property and income           110          99
  Other                                                   728         595
    Total other expenses                                3,451       2,988
  Income before taxes                                   1,661       1,858
  Income taxes                                            478         562
Net income                                         $    1,183  $    1,296

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                   21          12

Comprehensive Income                               $    1,204  $    1,308

Earnings per share
Basic                                              $     0.43  $     0.47
Diluted                                                  0.42        0.46



 BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                     Accumulated
                                                                       Other        Total
                                    ----Common Stock----  Retained ComprehensiveStockholders'
                                      Shares     Amount   Earnings    Income       Equity

Balances, December 31, 2002          2,772,754  $  6,807  $ 35,436  $     1,849  $    44,092

Common stock issued                      4,916        67       -            -             67

Common stock purchased                    (400)      (11)      -            -            (11)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                -         -         -             21           21

Net income                                 -         -       1,183          -          1,183

Dividends declared - $0.19 per share       -         -        (528)         -           (528)

Balances, March 31, 2003             2,777,270  $  6,863  $ 36,091  $     1,870  $    44,824





BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                              Three Months Ending
                                                         3/31/2003  3/31/2002
Cash Flows From Operating Activities
  Net Income                                             $   1,183  $   1,296
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 238        256
  Amortization                                                 118        101
  Investment securities amortization (accretion), net          189        103
  Provision for loan losses                                    225        201
  Investment securities gains (losses), net                    (18)       (39)
  Originations of loans held for sale                      (11,225)    (5,332)
  Proceeds from sale of loans                               10,590      6,627
  Federal Home Loan Bank Stock Dividends                       (40)       (43)
  Gain on sale of mortgage loans                              (292)       (82)
  Changes in:
    Interest receivable                                        163        334
    Other assets                                              (233)      (261)
    Interest payable                                            42       (534)
    Other liabilities                                           63        298
      Net cash from operating activities                     1,003      2,925
Cash Flows From Investing Activities
  Purchases of securities available for sale               (19,490)   (20,241)
  Proceeds from sales of securities available for sale       3,055      2,051
  Proceeds from principal payments, maturities and
   calls of securities available for sale                    9,618      5,797
  Net change in loans                                          813        470
  Purchases of bank premises and equipment, net               (352)       (89)
    Net cash from investing activities                      (6,356)   (12,012)
Cash Flows From Financing Activities:
  Net change in deposits                                    (8,156)    (5,081)
  Net change in securities sold under agreements to
   repurchase and other borrowings                          (2,379)     1,556
  Payments on Federal Home Loan Bank advances                 (642)      (585)
  Proceeds from issuance of common stock                        67         29
  Purchase of common stock                                     (11)       (84)
  Dividends paid                                              (528)      (470)
    Net cash from financing activities                     (11,649)    (4,635)
Net change in cash and cash equivalents                    (17,002)   (13,722)
Cash and cash equivalents at beginning of period            29,176     29,638
Cash and cash equivalents at end of period               $  12,174  $  15,916



BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2003 and December 31, 2002, and for three month periods ended March 31, 2003 and March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Bourbon Bancshares, Inc. (Company) Annual Report on Form 10-K. Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions that involve significant uncertainty at the time of estimation.
We have identified the following policies as being particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses, pensions, stock options, and income taxes. We periodically review these policies, the estimation process involved and these disclosures with the Audit Committee of our Board of Directors

2.	INTANGIBLE ASSETS

Information concerning the Company's core deposit intangible follows:

                                       Original      Accumulated
                                        Amount      Amortization
                                                      3/31/2003
Core deposit intangible               $2,890,404     $2,296,888

Amortization expense was $69,867 for the first three months of 2003 and for the first quarter of 2002.

Estimated amortization expense for the next five years is: 2003 - $279,468; 2004 - $198,895; 2005 - $19,140; 2006 - $19,140; and 2007 - $19,140.

There are no Intangible assets not subject to amortization.

3.	INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

March 31, 2003
  U.S. Treasury                      $   3,030  $      25  $       -  $  3,055
  U.S. government agencies              14,251        173          -    14,424
  States and political subdivisions     31,658      1,283         (6)   32,935
  Mortgage-backed                       38,837        907        (14)   39,730
  Equity securities                      1,259        255        (18)    1,496
  Other                                  4,218        227          -     4,445
    Total                               93,253      2,870        (38)   96,085

December 31, 2002
  U.S. Treasury                      $   5,012  $      47  $       -  $  5,059
  U.S. government agencies               5,991        147          -     6,138
  States and political subdivisions     29,730      1,300         (6)   31,024
  Mortgage-backed                       39,459        920        (58)   40,321
  Equity securities                      3,478        285        (15)    3,748
  Other                                  3,038        197        (16)    3,219
    Total                               86,708      2,896        (95)   89,509



4.	LOANS

Loans at period-end are as follows:
(in thousands)
                                     3/31/2003   12/31/2002

Commercial                           $   16,817  $   16,803
Real estate construction                 14,044      15,514
Real estate mortgage                    186,224     182,206
Agricultural                             50,924      52,188
Consumer                                 15,250      17,443
Total                                   283,259     284,154

5.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                   Three Months Ended
                                                           March 31
                                                      2003          2002
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,183      $1,296
  Weighted average common shares outstanding        2,774       2,767
  Basic earnings per share                         $ 0.43      $ 0.47

Diluted Earnings Per Share
  Net Income                                       $1,183      $1,296
  Weighted average common shares outstanding        2,774       2,767
  Add dilutive effects of assumed exercise
   of stock options                                    31          39
  Weighted average common and dilutive
   Potential common shares outstanding              2,805       2,806
  Diluted earnings per share                       $ 0.42      $ 0.46


Stock options for 1,300 shares (for the period ended March 31, 2003) and 5,020 shares (for the period ended March 31, 2002) of common stock were not considered in computing earnings per share because they were antidilutive.



6.	Stock Compensation

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

                                           Three months ended
                                                March 31

                                           2003          2002
                                             (In thousands)
Net income
  As reported                           $  1,183       $  1,296
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                         (9)           (28)
     Pro forma                             1,174          1,268

                                           2003          2002
Basic earnings per share
  As reported                           $    0.43      $    0.47
  Pro forma                                  0.42           0.46

Diluted earnings per share
  As reported                           $    0.42      $    0.46
  Pro forma                                  0.42           0.46


7.	Dividends per share paid for the quarter ended March 31, 2003 were $0.19 compared to $0.17 for March 31, 2002.




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

Summary

Bourbon Bancshares, Inc. recorded net income of $1.2 million, or $0.43 basic earnings per share and $0.42 diluted earnings per share for the first three months ended March 31, 2003 compared to $1.3 million, or $0.47 basic earnings per share and $0.46 diluted earnings per share for the three month period ending March 31, 2002. The first three months reflects a decrease in net income of 8.7% compared to the first quarter of the prior year.

Return on average assets was 1.14% for the three months ending March 31, 2003 and 1.31% for the same time period in 2002, a decrease of 13%. Return on average equity was 10.6% for the three month period ended March 31, 2003 and 13.1% for the same period in 2002.

Loans decreased $895 thousand from $284.2 million on December 31, 2002 to $283.3 million on March 31, 2003. An increase of $4.0 million in real estate mortgage loans was offset by a decrease in real estate construction, agricultural and consumer loans. Management attributes the decrease in loans primarily to the sluggish economy. The decreased loan demand has contributed to decreases in net interest income.

Total deposits decreased from $322.8 million on December 31, 2002 to $314.7 million on March 31, 2003, a decrease of $8.2 million. The decrease is mainly attributable to time deposits of $100,000 and more decreasing $4.3 million and other interest bearing deposits decreasing $5.1 million. This decrease was partially offset by an increase in non-interest bearing deposits of $1.2 million. The decline in total deposits is primarily attributable to our decision to be less aggressive in our deposit gathering activities in light of softening loan demand.



Net Interest Income

Net interest income was $3.6 million for the three months ending March 31, 2003 and $3.7 million for the three months ending March 31, 2002, resulting in a decrease of $49 thousand. The interest spread was 3.64% for the first three months of 2003 compared to 3.83% for the same period in 2002, a decrease of 19 basis points. The low interest rates have resulted in tighter net interest margins.

For the first three months, the yield on assets decreased from 6.80% in 2002 to 5.86% in 2003. The cost of liabilities decreased from 2.96% in 2002 to 2.22% in 2003. Rates have remained stable during the first three months of 2003 and have resulted in the yield on assets and the cost of liabilities to stabilize over the first three months of 2003. Year to date average loans are up $2.3 million, or 0.8% from March 31, 2002 to March 31, 2003, while loan interest income has decreased $508 thousand for the first three months of 2003 compared to the first three months of 2002. Year to date average deposits also increased from March 31, 2002 to March 31, 2003, up $12.5 million, or 4.0%. Deposit interest expense has decreased $559 thousand for the first three months of 2003 compared to the same period in 2002.

The declining rate environment in recent years has resulted in tighter margins in 2002 and 2003. However, this decline has been offset with balance sheet growth, and this decline has resulted in net interest income remaining relatively level for the first three months of 2003 compared to the same period in 2002. The banking industry continues to battle competition for loan and deposit dollars, and this trend is expected to continue.

Non-Interest Income

Non-interest income increased $339 thousand for the three month period ended March 31, 2003 from $1.4 million to $1.7 million. An increase of $80 thousand in service charges from the first three months of 2002 to the comparable 2003 period is mainly attributable to an increase in checking overdraft charges of $71 thousand. Overdraft income increased principally due to the implementation of a "Kentucky Courtesy" overdraft program. This non-contractual program is applied to qualified accounts, and is an overdraft protection program whereby the Company may, but is not obligated to, pay checks up to a pre-determined limit.

Gain on sale of mortgage loans increased $210 thousand during the first three months of 2003 compared to the same 2002 period. Decreasing rates result in an increase in loan originations and refinances. Volume of loan originations and sales are inverse to rate changes. The low level of loan rates have resulted in the gain from the sale of mortgage loans increasing during the three month period ending March 31, 2003 compared to the same period in 2002. The stabilizing or increasing of interest rates may cause the income from the sale of loans to be lower in future periods than in the first three months of 2003.



Non-Interest Expense

The increase of $463 thousand in non-interest expenses from $3.0 million for the three months ended March 31, 2002 to $3.5 million for the same period in 2003 was a result of several factors. Salaries and benefits increased $258 thousand for the first three months of 2003 compared to 2002, an increase of 16%. The increase is due to annual salary increases, and increased number of employees. A one-time market salary adjustment was made effective January 1, 2003. Employee benefits represented $93 thousand of the increase in salaries and employee benefits expense during these comparable periods.

Other expenses increased $133 thousand to $728 thousand for the first three months of 2003 compared to the same period in 2002. Legal and professional costs have increased $64 thousand. Consulting fees related to salary reviews and legal fees related to loan collections account for this increase.

Income Taxes

The tax equivalent rate for the three months ended March 31 was 29% for 2003 and 30% for 2002. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, The Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2003, 84,333 shares have been purchased. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $12.2 million as of March 31, 2003 compared to $29.2 million at December 31, 2002. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold. Total cash and cash equivalents decreased $17 million since the end of the year, mainly attributable to this money being used to purchase investment securities. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total investment securities available for sale totaled $96.1 million at March 31, 2003. The available for sale securities are available to meet liquidity needs on a continuing basis.

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

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of March 31, 2003, we have sufficient collateral to borrow an additional $35 million from the FHLB. In addition, as of March 31, 2003, over $55 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of March 31, 2003, the Company's non-performing loans totaled $3.3 million or 1.2% of loans compared to $2.4 million or 0.8% of loans at December 31, 2002. (See table below) The increase in loans past due 90 days or more is mainly attributable to a large real estate construction loan customer with indebtedness of $349 thousand. Minimal loss, if any, is expected on this loan. Real estate loans composed 64% and 65% of the non-performing loans as of March 31, 2003 and December 31, 2002, respectively. Forgone interest income on the non-accrual loans for both 2003 and 2002 is immaterial.

Nonperforming Assets
                                          3/31/03     12/31/02
                                        (in thousands)

Non-accrual Loans                        $    1,524  $    1,573
Accruing Loans which are
 Contractually past due
 90 days or more                              1,759         789
Restructured Loans                              -           -
Total Nonperforming and Restructured          3,283       2,362
Other Real Estate                               221         172
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    3,504  $    2,534
Nonperforming and Restructured Loans
 as a Percentage of Loans                      1.16%       0.83%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.86%       0.60%


Provision for Loan Losses

The first three months 2003 provision for loan losses of $225 thousand is higher than the comparable 2002 period by $24 thousand. An increase in nonperforming loans has required management to increase the provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Net charge-offs for the three month period ending March 31, 2003 were $182 thousand compared to $119 thousand for the same period in 2002. These losses are mainly attributable to several small consumer loans. Future levels of charge-offs will be determined by the economic environment surrounding individual loans. Management feels the current loan loss reserve is sufficient to meet expected loan losses.

Loan Losses
                                             Three Months Ended March 31
                                              (in thousands)
                                                   2003             2002
Balance at Beginning of Period                $      3,395     $      3,386
Amounts Charged-off:
  Commercial                                            42               23
  Real Estate Mortgage                                 -                  8
  Agricultural                                          20              -
  Consumer                                             157              130
Total Charged-off Loans                                219              161
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             4               14
  Agricultural                                           1                7
  Consumer                                              32               21
Total Recoveries                                        37               42
Net Charge-offs                                        182              119
Provision for Loan Losses                              225              201
Balance at End of Period                             3,438            3,468
Loans
  Average                                          283,128          272,356
  At March 31                                      283,159          272,584
As a Percentage of Average Loans:
  Net Charge-offs                                     0.06%           0.04%
  Provision for Loan Losses                           0.08%           0.07%
Allowance as a Percentage of
 Period-end Loans                                     1.21%           1.27%
Allowance as a Multiple of
 Net Charge-offs                                      18.9             29.1
Allowance as a Percentage of
 Non-performing and Restructured Loans                 105%            154%



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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of March 31, 2003 the projected percentage changes are within the Board approved limits, except for the "- 300". In the "- 300" scenario, most of the rates used in the model cannot decline 300 basis points because of the current low level of rates. This has an effect on causing the net interest income changes falling outside the Board approved limit. In addition, management has made some asset/liability decisions that would take advantage of rising interest rates. Therefore, the Company currently has more volatility to changing rates than existing a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2003 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (4/03 - 3/04)
  Interest Income          $19,248   $21,849   $23,291   $24,733   $27,624
  Interest Expense           6,224     6,821     7,734     8,652    10,487
    Net Interest Income     13,024    15,028    15,557    16,081    17,137


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/03 - 3/04)
  Interest Income          $(4,043)  $(1,442)   N/A      $ 1,442   $ 4,333
  Interest Expense          (1,510)     (913)   N/A          918     2,753
    Net Interest Income     (2,533)     (529)   N/A          524     1,580


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/03 - 3/04)
  Interest Income             -17.4%     -6.2%  N/A           6.2%     18.6%
  Interest Expense            -19.5%    -11.8%  N/A          11.9%     35.6%
    Net Interest Income       -16.3%     -3.4%  N/A           3.4%     10.2%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%



The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2002 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (4/02 - 3/03)
  Interest Income          $ 21,564  $ 23,938  $ 25,189  $ 26,442  $ 28,950
  Interest Expense            6,731     8,684     9,836    10,988    13,291
    Net Interest Income      14,833    15,254    15,353    15,454    15,659


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/02 - 3/03)
  Interest Income          $ (3,625) $ (1,251)  N/A      $  1,253  $  3,761
  Interest Expense           (3,105)   (1,152)  N/A         1,152     3,455
    Net Interest Income        (520)      (99)  N/A           101       306


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/02 - 3/03)
  Interest Income             -14.4%     -5.0%  N/A           5.0%     14.9%
  Interest Expense            -31.6%    -11.7%  N/A          11.7%     35.1%
    Net Interest Income        -3.4%     -0.6%  N/A           0.7%      2.0%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%

These projected changes in net interest income as of March 31, 2003 are greater when compared to the projected changes in net interest income as of March 31, 2002. Projections from March 31, 2003, year one reflected a decline in net interest income of 16.3% with a 300 basis point decline compared to the 3.4% decline in 2002. The 300 basis point increase in rates reflected a 10.2% increase in net interest income in 2003 compared to 2.0% in 2002. Percentage changes in 2003 are greater when compared to 2002. Therefore, changes in interest rates should have a larger effect on net interest income. With the current lower level of interest rates, management has positioned the Company to be slightly more sensitive to rising rates, and net interest income should increase with these rising rates.

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

            99.3 Registrant's Notice of Annual Meeting, proxy statement, and form of proxy dated May 19, 2003. The registrant's proxy materials are furnished for the information of the Commission and are not to be deemed "filed" as part of this Form 10-Q.

2. No reports on Form 8-K have been filed during the quarter for which this report is filed.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Bourbon Bancshares, Inc.

Date  ___5/15/03_________     __/s/Buckner Woodford____________
                              Buckner Woodford, President and C.E.O.

Date  ___5/15/03_________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer




CERTIFICATIONS
I, Buckner Woodford, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Bourbon Bancshares,
Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:    May 15, 2003
___/s/ Buckner Woodford_____
Buckner Woodford
President & Chief Executive Officer
I, Gregory J. Dawson, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Bourbon Bancshares,
Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 15, 2003
___/s/ Gregory J. Dawson____
Gregory J. Dawson
Chief Financial Officer
20