Form 10-Q
period 2003-06-30
BOURBON BANCSHARES INC /KY/
filed 2003-08-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________________ to  ___________________

Commission File Number:  33-96358

KENTUCKY BANCSHARES, INC.
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
Yes    X     No _____

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes          No   X___


Number of shares of Common Stock outstanding as of July 31, 2003:  2,780,616.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   12

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           19

Item 4.     Controls and Procedures                                20

Part II - Other Information                                        21

Signatures                                                         22

Exhibits
2	  Agreement and Plan of Merger dated as of July 8,
          2003, among (a) the Registrant, (b) Bourbon
          Acquisition Corp., a Delaware corporation which
          is wholly owned by the Registrant, and (c) Kentucky
          First Bancorp, Inc., a Delaware corporation.             23

     31.1 Certifications of Chief Executive Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        81

     31.2 Certifications of Chief Financial Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        83

     32   Certifications of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                              85



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(thousands)                                        6/30/2003 12/31/2002
                                                  (unaudited)
Assets
  Cash and due from banks                          $  10,823  $  10,493
  Federal funds sold                                     200     18,683
    Cash and cash equivalents                         11,023     29,176
  Securities available for sale                       89,859     89,509
  Mortgage loans held for sale                         4,328        740
  Loans                                              283,040    284,154
  Allowance for loan losses                           (3,041)    (3,395)
    Net loans                                        279,999    280,759
  Federal Home Loan Bank stock                         4,108      4,027
  Bank premises and equipment, net                    10,484     10,332
  Interest receivable                                  2,946      3,276
  Intangible assets                                    1,319      1,367
  Other assets                                         1,019        585
    Total assets                                   $ 405,085  $ 419,771

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  56,839  $  53,366
    Time deposits, $100 and over                      37,864     46,904
    Other interest bearing                           210,635    222,566
      Total deposits                                 305,338    322,836
  Securities sold under agreements to repurchase       1,392      3,505
  Other borrowed funds                                 2,061      1,772
  Federal Home Loan Bank advances                     46,970     43,937
  Interest payable                                     1,806      1,844
  Other liabilities                                    1,769      1,785
    Total liabilities                                359,336    375,679

  Stockholders' equity
  Common stock                                         6,872      6,807
  Retained earnings                                   36,735     35,436
  Accumulated other comprehensive income               2,142      1,849
    Total stockholders' equity                        45,749     44,092
    Total liabilities & stockholders' equity       $ 405,085  $ 419,771



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                Six Months Ending
                                                   6/30/2003   6/30/2002
INTEREST INCOME:
  Loans, including fees                            $    9,417  $   10,369
  Investment securities                                 1,797       1,998
  Other                                                    59         102
    Total interest income                              11,273      12,469
INTEREST EXPENSE:
  Deposits                                              2,785       3,825
  Other                                                 1,183       1,191
    Total interest expense                              3,968       5,016
  Net interest income                                   7,305       7,453
  Loan loss provision                                     450         702
  Net interest income after provision                   6,855       6,751
OTHER INCOME:
  Service charges                                       2,075       1,913
  Loan service fee income                                 124         112
  Trust department income                                 156         177
  Investment securities gains (losses), net                20         181
  Gain on sale of mortgage loans                          531         169
  Other                                                   468         385
    Total other income                                  3,374       2,937
OTHER EXPENSES:
  Salaries and employee benefits                        3,762       3,323
  Occupancy expenses                                    1,034         943
  Amortization of intangibles                             241         205
  Advertising and marketing                               200         150
  Taxes other than payroll, property and income           221         200
  Other                                                 1,479       1,255
    Total other expenses                                6,937       6,076
  Income before taxes                                   3,292       3,612
  Income taxes                                            937       1,095
Net income                                         $    2,355  $    2,517

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  293         570

Comprehensive Income                               $    2,648  $    3,087

Earnings per share
Basic                                              $     0.85  $     0.91
Diluted                                                  0.84        0.90




KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)               Three Months Ending
                                                   6/30/2003   6/30/2002
INTEREST INCOME:
  Loans, including fees                            $    4,689  $    5,133
  Investment securities                                   912       1,031
  Other                                                    10          29
    Total interest income                               5,611       6,193
INTEREST EXPENSE:
  Deposits                                              1,335       1,816
  Other                                                   591         593
    Total interest expense                              1,926       2,409
  Net interest income                                   3,685       3,784
  Loan loss provision                                     225         501
  Net interest income after provision                   3,460       3,283
OTHER INCOME:
  Service charges                                       1,092       1,010
  Loan service fee income                                  62          55
  Trust department income                                  61          79
  Investment securities gains (losses), net                 2         142
  Gain on sale of mortgage loans                          239          87
  Other                                                   201         186
    Total other income                                  1,657       1,559
OTHER EXPENSES:
  Salaries and employee benefits                        1,867       1,686
  Occupancy expenses                                      534         462
  Amortization of intangibles                             123         104
  Advertising and marketing                               100          75
  Taxes other than payroll, property and income           111         101
  Other                                                   751         660
    Total other expenses                                3,486       3,088
  Income before taxes                                   1,631       1,754
  Income taxes                                            459         533
Net income                                         $    1,172  $    1,221

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  272         558

Comprehensive Income                               $    1,444  $    1,779

Earnings per share
Basic                                              $     0.42  $     0.44
Diluted                                                  0.42        0.44



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)

                                                                    Accumulated
                                                                       Other        Total
                                    ----Common Stock----  Retained ComprehensiveStockholders'
                                      Shares     Amount   Earnings    Income       Equity

Balances, December 31, 2002          2,772,754  $  6,807  $ 35,436  $     1,849  $    44,092

Common stock issued                      5,516        76       -            -             76

Common stock purchased                    (400)      (11)      -            -            (11)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                -         -         -            293          293

Net income                                 -         -       2,355          -          2,355

Dividends declared - $0.38 per share       -         -      (1,056)         -         (1,056)

Balances, June 30, 2003              2,777,870  $  6,872  $ 36,735  $     2,142  $    45,749





KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                               Six Months Ending
                                                         6/30/2003  6/30/2002
Cash Flows From Operating Activities
  Net Income                                             $   2,355  $   2,517
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 490        503
  Amortization                                                 241        205
  Investment securities amortization (accretion), net          342        192
  Provision for loan losses                                    450        702
  Investment securities (gains) losses, net                    (21)      (181)
  Originations of loans held for sale                      (22,040)    (9,898)
  Proceeds from sale of loans                               18,983     11,879
  Federal Home Loan Bank Stock Dividends                       (81)       (89)
  Gain on sale of mortgage loans                              (531)      (169)
  Changes in:
    Interest receivable                                        330        195
    Other assets                                              (433)      (305)
    Interest payable                                           (38)      (921)
    Other liabilities                                         (358)        41
      Net cash from operating activities                      (311)     4,671
Cash Flows From Investing Activities
  Purchases of securities available for sale               (23,831)   (29,959)
  Proceeds from sales of securities available for sale       5,355     12,348
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   18,246      7,807
  Net change in loans                                          310     (9,806)
  Purchases of bank premises and equipment, net               (642)      (185)
    Net cash from investing activities                        (562)   (19,795)
Cash Flows From Financing Activities:
  Net change in deposits                                   (17,498)    (7,584)
  Net change in securities sold under agreements to
   repurchase and other borrowings                          (1,824)     4,787
  Advances from Federal Home Loan Bank                       8,000      4,250
  Payments on Federal Home Loan Bank advances               (4,967)    (5,396)
  Proceeds from issuance of common stock                        76        135
  Purchase of common stock                                     (11)       (84)
  Dividends paid                                            (1,056)      (942)
    Net cash from financing activities                     (17,280)    (4,834)
Net change in cash and cash equivalents                    (18,153)   (19,958)
Cash and cash equivalents at beginning of period            29,176     29,638
Cash and cash equivalents at end of period               $  11,023  $   9,680




KENTUCKY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In Management's opinion, the financial information, which is unaudited, reflects all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2003 and December 31, 2002, and for the six and three month periods ended June 30, 2003 and June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Kentucky
Bancshares, Inc. (Company) Annual Report on Form 10-K. Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions that involve significant uncertainty at the time of estimation. We have identified the following policies as being particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses, pensions, stock options, and income taxes. We periodically review these policies, the estimation process involved and these disclosures with the Audit Committee of our Board of Directors

2.	INTANGIBLE ASSETS

Information concerning the Company's core deposit intangible follows:

                                       Original      Accumulated
                                        Amount      Amortization
                                                      6/30/2003
Core deposit intangible               $2,890,404     $2,366,755

Amortization expense was $139,734 for the first six months of 2003 and for the first six months of 2002.

Estimated amortization expense for the next five years is: 2003 - $279,468; 2004 - $198,895; 2005 - $19,140; 2006 - $19,140; and 2007 - $19,140.

There are no intangible assets not subject to amortization.



3.	INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

June 30, 2003
  U.S. Treasury                      $   3,041  $      34  $       -  $  3,075
  U.S. government agencies              14,498        208         (3)   14,703
  States and political subdivisions     32,768      1,894        (40)   34,622
  Mortgage-backed                       33,032        784        (49)   33,767
  Equity securities                      1,259        243        (19)    1,483
  Other                                  2,017        192          -     2,209
    Total                               86,615      3,355       (111)   89,859

December 31, 2002
  U.S. Treasury                      $   5,012  $      47  $       -  $  5,059
  U.S. government agencies               5,991        147          -     6,138
  States and political subdivisions     29,730      1,300         (6)   31,024
  Mortgage-backed                       39,459        920        (58)   40,321
  Equity securities                      3,478        285        (15)    3,748
  Other                                  3,038        197        (16)    3,219
    Total                               86,708      2,896        (95)   89,509


4.	LOANS

Loans at period-end are as follows:
(in thousands)

                                     6/30/2003   12/31/2002

Commercial                           $   14,961  $   16,803
Real estate construction                 11,540      15,514
Real estate mortgage                    190,380     182,206
Agricultural                             52,350      52,188
Consumer                                 13,809      17,443
Total                                   283,040     284,154



5.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                   Six Months Ended
                                                           June 30
                                                      2003          2002
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $2,355      $2,517
  Weighted average common shares outstanding        2,776       2,767
  Basic earnings per share                         $ 0.85      $ 0.91

Diluted Earnings Per Share
  Net Income                                       $2,355      $2,517
  Weighted average common shares outstanding        2,776       2,767
  Add dilutive effects of assumed exercise
   of stock options                                    17          39
  Weighted average common and dilutive
   potential common shares outstanding              2,793       2,806
  Diluted earnings per share                       $ 0.84      $ 0.90


Stock options for 4,720 shares (for the period ended June 30, 2002) of common stock were not considered in computing earnings per share because they were antidilutive.

                  Three Months Ended
                                                           June 30
                                                      2003          2002
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,172      $1,221
  Weighted average common shares outstanding        2,777       2,767
  Basic earnings per share                         $ 0.42      $ 0.44

Diluted Earnings Per Share
  Net Income                                       $1,172      $1,221
  Weighted average common shares outstanding        2,777       2,767
  Add dilutive effects of assumed exercise
   of stock options                                    33          40
  Weighted average common and dilutive
   potential common shares outstanding              2,810       2,807
  Diluted earnings per share                       $ 0.42      $ 0.44





6.	Stock Compensation

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

                                            Six months ended
                                                June 30

                                           2003          2002
                                             (In thousands)
Net income
  As reported                           $  2,355       $  2,517
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                        (17)           (55)
     Pro forma                             2,338          2,462

                                           2003          2002
Basic earnings per share
  As reported                           $    0.85      $    0.91
  Pro forma                                  0.84           0.89

Diluted earnings per share
  As reported                           $    0.84      $    0.90
  Pro forma                                  0.84           0.88


7.	Dividends per share paid for the quarter ended June 30, 2003 were $0.19 compared to $0.17 for June 30, 2002. This is the same rate of dividend paid for the first quarters of the respective years.

8. The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Management determined that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition (because the Company does not have these instruments or engage in these activities).




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

Recent Developments

On July 8, 2003, Bourbon Bancshares, Inc. and Kentucky First Bancorp, Inc., announced the execution of a definitive agreement providing for the Company's acquisition of Kentucky First Bancorp and its wholly-owned subsidiary, First Federal Savings Bank. The transaction, approved by directors of both companies, provides for Bourbon Bancshares to pay Kentucky First Bancorp stockholders $23.25 in cash per share of common stock. Total cash consideration paid by the Company in the transaction is expected to be approximately $23.5 million. The transaction is expected to close in the fourth quarter of 2003, subject to regulatory approvals and the approval of the stockholders of Kentucky First Bancorp.

Effective July 15, 2003, the Company changed its name from Bourbon Bancshares, Inc. to Kentucky Bancshares, Inc.

Summary

Kentucky Bancshares, Inc. recorded net income of $2.4 million, or $0.85 basic earnings per share and $0.84 diluted earnings per share for the first six months ended June 30, 2003 compared to $2.5 million, or $0.91 basic earnings per share and $0.90 diluted earnings per share for the six month period ending June 30, 2002. The first six months reflects a decrease in net income per share of 6.6% compared to the first six months of the prior year. For the three month period ending June 30, 2003, net income was $1.2 million ($0.42 basic earnings and diluted earnings per share) compared to $1.2 million ($0.44 basic earnings and diluted earnings per share) for the same period in 2002. This was a decrease in earnings per share of 4.5%.



Return on average assets was 1.14% for the six months ended June 30, 2003 and 1.27% for the same time period in 2002, a decrease of 10%. Return on average assets was 1.14% for the three months ended June 30, 2003 compared to 1.22% for the same time period in 2002, a decrease of 7%. Return on average equity was 10.5% for the six month period ended June 30, 2003 and 12.6% for the same period in 2002. Return on average equity was 10.4% and 12.1% for the three months ended June 30, 2003 and 2002, respectively.

Loans decreased $1.1 million from $284.1 million on December 31, 2002 to $283.0 million on June 30, 2003. An increase of $8.2 million in real estate mortgage loans was offset by a decrease in real estate construction, commercial and consumer loans. Management attributes the decrease in loans primarily to the sluggish economy. The decreased loan demand has contributed to decreases in net interest income.

Total deposits decreased from $322.8 million on December 31, 2002 to $305.3 million on June 30, 2003, a decrease of $17.5 million. The decrease is mainly attributable to time deposits of $100,000 and more decreasing $9.0 million and other interest bearing deposits decreasing $11.9 million. This decrease was partially offset by an increase in non-interest bearing deposits of $3.5 million. The decline in total deposits is primarily attributable to our decision to be less aggressive in our deposit gathering activities in light of softening loan demand.

Net Interest Income

Net interest income was $7.3 million for the six months ended June 30, 2003 and $7.5 million for the six months ending June 30, 2002, resulting in a decrease of $148 thousand. Net interest income was $3.7 million for the three months ended June 30, 2003 and $3.8 million for the three months ended June 30, 2002, resulting in a decrease of $99 thousand. The interest spread was 3.70% for the first six months of 2003 compared to 3.88% for the same period in 2002, a decrease of 17 basis points. On June 27, 2003, the Federal Reserve lowered short term interest rates another 25 basis points. The low interest rates have contributed to tighter net interest margins.

For the first six months, the yield on assets decreased from 6.72% in 2002 to 5.86% in 2003. The cost of liabilities decreased from 2.84% in 2002 to 2.17% in 2003. Year to date average loans are up $8.6 million, or 3.1% from June 30, 2002 to June 30, 2003. Loan interest income has decreased $952 thousand for the first six months of 2003 compared to the first six months of 2002, primarily due to increased loan originations and loan refinances at lower rates. Year to date average deposits also increased from June 30, 2002 to June 30, 2003, up $12.5 million, or 4.0%. Deposit interest expense has decreased $1.0 million for the first six months of 2003 compared to the same period in 2002, primarily due to lower rates.

For the three months ended June 30, the yield on assets decreased from 6.65% in 2002 to 5.86% in 2003. The cost of liabilities decreased from 2.71% in 2002 to 2.11% in 2003, primarily due to the decrease in rates. Loan interest income has decreased $444 thousand for three months ended June 30, 2003 compared to the three months ended June 30, 2002. Deposit interest expense has decreased $481 thousand during the three months ended June 30, 2003 compared to the same time period in 2002.



The declining rate environment in recent years has resulted in tighter margins in 2002 and 2003. However, these tighter margins have been partially offset with balance sheet growth, resulting in net interest income remaining relatively level for the first six months of 2003 compared to the same period in 2002. The banking industry continues to battle competition for loan and deposit dollars, and this trend is expected to continue.

Non-Interest Income

Non-interest income increased $437 thousand for the six month period ended June 30, 2003 from $2.9 million to $3.4 million. Non-interest income increased $98 thousand for the three month period ended June 30, 2003 compared to the same time period in 2002. An increase of $162 thousand in service charges from the first six months of 2002 to the comparable 2003 period is mainly attributable to an increase in checking overdraft charges of $136 thousand (the increase was $82 thousand for the three month period ended June 30, 2003 compared to June 30, 2002). Overdraft income increased principally due to the increased utilization of a "Kentucky Courtesy" overdraft program. This non-contractual program is applied to qualified accounts, and is an overdraft protection program whereby the Company may, but is not obligated to, pay checks up to a pre-determined limit.

Gain on sale of mortgage loans increased $362 thousand during the first six months of 2003 compared to the same 2002 period (the three month period ended June 30, 2003 increase was $152 thousand compared to the same time period in
2002). Decreasing rates result in an increase in loan originations and refinances. Volume of loan originations and sales are inverse to rate changes. The low level of loan rates have resulted in the gain from the sale of mortgage loans increasing during the six month period ending June 30, 2003 compared to the same period in 2002. The stabilizing or increasing of interest rates is expected to cause the income from the sale of loans to be lower in future periods than in the first six months of 2003.

Non-Interest Expense

The increase of $861 thousand in non-interest expenses from $6.1 million for the six months ended June 30, 2002 to $6.9 million for the same period in 2003 was a result of several factors. For the three month period ended June 30, 2003, total non-interest expenses increased $398 thousand to $3.5 million in 2003. Salaries and benefits increased $439 thousand for the first six months of 2003 compared to 2002, an increase of 13%. The increase is due to annual salary increases, and increased number of employees. In addition, A market salary adjustment was made effective January 1, 2003. Employee benefits represented $137 thousand of the increase in salaries and employee benefits expense during these comparable periods.

Other expenses increased $224 thousand to $1.5 million for the first six months of 2003 compared to the same period in 2002. Legal and professional costs have increased $138 thousand. On July 8, 2003, the Company announced that it had entered into an agreement to acquire Kentucky First Bancorp, Inc. of Cynthiana, Kentucky. Merger related legal and consulting fees have amounted to over $60 thousand through the period ended June 30, 2003 (see
Exhibit 2 for details of this merger). In addition, consulting fees related to salary reviews, and legal fees related to loan collections account for the remainder of this increase.



Income Taxes

The tax equivalent rate for the six months ended June 30 was 28% for 2003 and 30% for 2002. The tax equivalent rate for the three months ended June 30 was 28% for 2003 and 30% for 2002. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2003, 84,333 shares have been purchased. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $11.0 million as of June 30, 2003 compared to $29.2 million at December 31, 2002. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total investment securities available for sale totaled $89.9 million at June 30, 2003. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company maintains a relatively stable base of customer deposits, which is expected to be adequate to meet its funding demands.

Generally, the Company relies upon net cash inflows from financing activities, supplemented by net cash inflows from operating activities, to provide cash used in its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, and the use of short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements along with long-term debt. The Company's primary investing activities include purchasing investment securities and loan originations. Management is currently evaluating its opportunities to raise capital to fund continued growth and development of the business. Management believes there is sufficient cash flow from operations to meet investing and liquidity needs related to reasonable borrower, depositor and creditor needs in the present economic environment.

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of June 30, 2003, we have sufficient collateral to borrow an additional $41 million from the FHLB. In addition, as of June 30, 2003, over $55 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of June 30, 2003, the Company's non-performing loans totaled $1.7 million or 0.6% of loans compared to $2.4 million or 0.8% of loans at December 31, 2002. (See table below) The decrease in non-accrual loans is mainly attributable to the charge-off amounting to $481 thousand for a large commercial loan customer with indebtedness of $750 thousand. Real estate loans composed 70% and 65% of the non-performing loans as of June 30, 2003 and December 31, 2002, respectively. Forgone interest income on the non-accrual loans for both 2003 and 2002 is immaterial.

Nonperforming Assets
                                          6/30/03     12/31/02
                                             (in thousands)

Non-accrual Loans                        $      565  $    1,573
Accruing Loans which are
 Contractually past due
 90 days or more                              1,174         789
Total Nonperforming and Restructured          1,739       2,362
Other Real Estate                               305         172
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    2,044  $    2,534
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.61%       0.83%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.50%       0.60%



Provision for Loan Losses

The first six months 2003 provision for loan losses of $450 thousand is lower than the comparable 2002 period by $252 thousand. The June 30, 2003 three month provision of $225 thousand is lower than the three month provision for the period ended June 30, 2002 by $276 thousand. An increase in nonperforming loans required management to increase the provision in 2002 in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Net charge-offs for the six month period ended June 30, 2003 were $804 thousand compared to $248 thousand for the same time period in 2002. Net charge-offs for the three month period ending June 30, 2003 were $622 thousand compared to $129 thousand for the same period in 2002. The charged-off commercial loan mentioned previously was reserved for in prior periods, and is the main reason for the amount of charge-offs this period. Future levels of charge-offs will be determined by the economic environment surrounding individual loans. Management feels the current loan loss reserve is sufficient to meet incurred loan losses.

Loan Losses
                                                 Six Months Ended June 30
                                                      (in thousands)
                                                   2003             2002
Balance at Beginning of Period                $      3,395     $      3,386
Amounts Charged-off:
  Commercial                                           529               48
  Real Estate Construction                             -                 18
  Real Estate Mortgage                                  88                8
  Agricultural                                          20              -
  Consumer                                             257              262
Total Charged-off Loans                                894              336
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             9               15
  Real Estate Construction                             -                -
  Real Estate Mortgage                                   1               20
  Agricultural                                          21                8
  Consumer                                              59               45
Total Recoveries                                        90               88
Net Charge-offs                                        804              248
Provision for Loan Losses                              450              702
Balance at End of Period                             3,041            3,840
Loans
  Average                                          282,773          275,226
  At June 30                                       283,040          282,731
As a Percentage of Average Loans:
  Net Charge-offs                                        0.28%           0.09%
  Provision for Loan Losses                              0.16%           0.26%
Allowance as a Percentage of
 Period-end Loans                                        1.07%           1.36%
Allowance as a Multiple of
 Net Charge-offs                                       3.8             15.5
Allowance as a Percentage of
 Non-performing and Restructured Loans                    175%            138%




Loan Losses
                                                  Quarter Ended June 30
                                                      (in thousands)
                                                   2003             2002
Balance at Beginning of Period                $      3,438     $      3,468
Amounts Charged-off:
  Commercial                                           487               25
  Real Estate Construction                             -                 18
  Real Estate Mortgage                                  88              -
  Agricultural                                         -                -
  Consumer                                             100              132
Total Charged-off Loans                                675              175
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             5                1
  Real Estate Construction                             -                -
  Real Estate Mortgage                                   1               20
  Agricultural                                          20                1
  Consumer                                              27               24
Total Recoveries                                        53               46
Net Charge-offs                                        622              129
Provision for Loan Losses                              225              501
Balance at End of Period                             3,041            3,840
Loans
  Average                                          282,418          278,616
  At June 30                                       283,040          282,731
As a Percentage of Average Loans:
  Net Charge-offs                                        0.22%           0.05%
  Provision for Loan Losses                              0.08%           0.18%
Allowance as a Multiple of
 Net Charge-offs                                       4.9             29.8



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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of June 30, 2003 the projected percentage changes are within the Board approved limits, except for the "- 300". In the "- 300" scenario, most of the rates used in the model cannot decline 300 basis points because of the current low level of rates. In this scenario, the net interest income changes are outside the Board approved limit, and are monitored by the Board on a monthly basis. In addition, management has made some asset/liability decisions that would take advantage of rising interest rates. Therefore, the Company currently has more volatility to changing rates than existing a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2003 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (7/03 - 6/04)
  Interest Income          $18,524   $21,107   $22,525   $23,945   $26,793
  Interest Expense           6,108     6,396     7,259     8,129     9,870
    Net Interest Income     12,416    14,711    15,266    15,816    16,923


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/03 - 6/04)
  Interest Income          $(4,001)  $(1,418)   N/A      $ 1,420   $ 4,268
  Interest Expense          (1,151)     (863)   N/A          870     2,611
    Net Interest Income     (2,850)     (555)   N/A          550     1,657


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/03 - 6/04)
  Interest Income             -17.8%     -6.3%  N/A           6.3%     18.9%
  Interest Expense            -15.9%    -11.9%  N/A          12.0%     36.0%
    Net Interest Income       -18.7%     -3.6%  N/A           3.6%     10.9%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%


The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2002 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300
Year One  (7/1/02 - 6/30/03)
  Interest Income          $ 21,518  $ 23,957  $ 25,251  $ 26,552  $ 29,157
  Interest Expense            6,350     8,099     9,209    10,317    12,536
    Net Interest Income      15,168    15,858    16,042    16,235    16,621


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/1/02 - 6/30/03)
  Interest Income          $ (3,733) $ (1,294)  N/A      $  1,301  $  3,906
  Interest Expense           (2,859)   (1,110)  N/A         1,108     3,327
    Net Interest Income        (874)     (184)  N/A           193       579


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/1/02 - 6/30/03)
  Interest Income             -14.8%     -5.1%  N/A           5.2%     15.5%
  Interest Expense            -31.0%    -12.1%  N/A          12.0%     36.1%
    Net Interest Income        -5.4%     -1.1%  N/A           1.2%      3.6%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%

These projected changes in net interest income as of June 30, 2003 are greater when compared to the projected changes in net interest income as of June 30, 2002. Projections from June 30, 2003, year one reflected a decline in net interest income of 3.6% with a 100 basis point decline compared to the 1.1% decline in 2002. The 300 basis point increase in rates reflected a 10.9% increase in net interest income in 2003 compared to 3.6% in 2002. Percentage changes in 2003 are greater when compared to 2002. Therefore, changes in interest rates should have a larger effect on net interest income.

Item 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

The Company also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter covered by this report.




Part II - Other Information

Item 1.     Legal Proceedings

      The Company is not a party to any material legal proceedings.

Item 2.     Changes in Securities

      None

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

The registrant's 2003 Annual Meeting of Shareholders was held June 25, 2003. Proxies were solicited by the registrant's Board of Directors. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                    Votes For        Votes Withheld
          Ted McClain               2,060,059            44,880
          William R. Stamler        2,090,659            14,280
          Buckner Woodford, IV      2,075,285            29,654

The following directors have a term of office that will continue following the Annual Meeting: William M. Arvin, James L. Ferrell, Henry Hinkle, Theodore Kuster, Louis Prichard and Robert G. Thompson.

The total number of Common Shares outstanding as of May 8, 2003, the record date for the Annual Meeting of Shareholders, was 2,777,270.


Item 5.     Other Information

      None



Item 6.     Exhibits and Reports on Form 8-K

1.	Exhibits as required by Item 601 of Regulation S-K.

2    Agreement and Plan of Merger dated as of July 8, 2003, among
     (a) the Registrant, (b) Bourbon Acquisition Corp., a Delaware corporation which is wholly owned by the Registrant, and
     (c) Kentucky First Bancorp, Inc., a Delaware corporation.

            31.1  Certifications of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2  Certifications of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32    Certifications of Chief Executive Officer and Chief
      Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002.


2.   Reports on Form 8-K
                The Company filed a Form 8-K dated April 15, 2003, Item 9 and
                Item 12 to report the issuance of a press release announcing its operating results for the three-month period ended
                March 31, 2003.

                The Company filed a Form 8-K dated May 1, 2003, Item 9 and
                Item 12 to report the mailing to its shareholders of its operating results for the three-month period ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              KENTUCKY BANCSHARES, INC.

Date  ___8/14/03_________     __/s/Buckner Woodford____________
                              Buckner Woodford, President and C.E.O.

Date  ___8/14/03_________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer


2

64
22
Lexlibrary/197885.1