Form 10-Q
period 2003-09-30
BOURBON BANCSHARES INC /KY/
filed 2003-11-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
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


Number of shares of Common Stock outstanding as of October 31, 2003:
2,786,058.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   12

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           19

Item 4.     Controls and Procedures                                20

Part II - Other Information                                        21

Signatures                                                         22

Exhibits

     31.1 Certifications of Chief Executive Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        23

     31.2 Certifications of Chief Financial Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        25

     32   Certifications of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                              27



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(thousands)                                        9/30/2003 12/31/2002
Assets
  Cash and due from banks                          $   9,995  $  10,493
  Federal funds sold                                   2,302     18,683
    Cash and cash equivalents                         12,297     29,176
  Securities available for sale                       96,872     89,509
  Mortgage loans held for sale                         7,168        740
  Loans                                              277,697    284,154
  Allowance for loan losses                           (3,166)    (3,395)
    Net loans                                        274,531    280,759
  Federal Home Loan Bank stock                         4,149      4,027
  Bank premises and equipment, net                    11,045     10,332
  Interest receivable                                  3,205      3,276
  Intangible assets                                    1,316      1,367
  Other assets                                           962        585
    Total assets                                   $ 411,545  $ 419,771

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  60,109  $  53,366
    Time deposits, $100 and over                      38,855     46,904
    Other interest bearing                           206,809    222,566
      Total deposits                                 305,773    322,836
  Securities sold under agreements to repurchase       1,368      3,505
  Other borrowed funds                                 1,308      1,772
  Trust preferred securities                           7,000          0
  Federal Home Loan Bank advances                     46,791     43,937
  Interest payable                                     1,374      1,844
  Other liabilities                                    1,955      1,785
    Total liabilities                                365,569    375,679

  Stockholders' equity
  Common stock                                         6,972      6,807
  Retained earnings                                   37,468     35,436
  Accumulated other comprehensive income               1,536      1,849
    Total stockholders' equity                        45,976     44,092
    Total liabilities & stockholders' equity       $ 411,545  $ 419,771



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                Nine Months Ending
                                                   9/30/2003   9/30/2002
INTEREST INCOME:
  Loans, including fees                            $   13,949  $   15,505
  Securities available for sale                         2,589       3,023
  Other                                                    80         129
    Total interest income                              16,618      18,657
INTEREST EXPENSE:
  Deposits                                              3,979       5,444
  Other                                                 1,830       1,781
    Total interest expense                              5,809       7,225
  Net interest income                                  10,809      11,432
  Loan loss provision                                     675       1,003
  Net interest income after provision                  10,134      10,429
OTHER INCOME:
  Service charges                                       3,133       2,949
  Loan service fee income                                 183         168
  Trust department income                                 238         253
  Securities available for sale gains (losses), net       131         243
  Gain on sale of mortgage loans                          787         428
  Other                                                   689         569
    Total other income                                  5,161       4,610
OTHER EXPENSES:
  Salaries and employee benefits                        5,455       4,882
  Occupancy expenses                                    1,530       1,426
  Amortization of intangibles                             370         312
  Advertising and marketing                               300         225
  Taxes other than payroll, property and income           332         300
  Other                                                 2,361       1,980
    Total other expenses                               10,348       9,125
  Income before taxes                                   4,947       5,914
  Income taxes                                          1,331       1,772
Net income                                         $    3,616  $    4,142

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                 (313)      1,195

Comprehensive Income                               $    3,303  $    5,337

Earnings per share
Basic                                              $     1.30  $     1.50
Diluted                                                  1.29        1.48




BOURBON BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)               Three Months Ending
                                                   9/30/2003   9/30/2002
INTEREST INCOME:
  Loans, including fees                            $    4,532  $    5,136
  Securities available for sale                           792       1,025
  Other                                                    21          27
    Total interest income                               5,345       6,188
INTEREST EXPENSE:
  Deposits                                              1,194       1,619
  Other                                                   647         590
    Total interest expense                              1,841       2,209
  Net interest income                                   3,504       3,979
  Loan loss provision                                     225         301
  Net interest income after provision                   3,279       3,678
OTHER INCOME:
  Service charges                                       1,058       1,036
  Loan service fee income                                  59          56
  Trust department income                                  82          76
  Securities available for sale gains (losses), net       111          62
  Gain on sale of mortgage loans                          256         259
  Other                                                   221         184
    Total other income                                  1,787       1,673
OTHER EXPENSES:
  Salaries and employee benefits                        1,693       1,559
  Occupancy expenses                                      496         483
  Amortization of intangibles                             129         107
  Advertising and marketing                               100          75
  Taxes other than payroll, property and income           111         100
  Other                                                   882         725
    Total other expenses                                3,411       3,049
  Income before taxes                                   1,655       2,302
  Income taxes                                            394         677
Net income                                         $    1,261  $    1,625

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                 (606)        625

Comprehensive Income                               $      655  $    2,250

Earnings per share
Basic                                              $     0.45  $     0.59
Diluted                                                  0.45        0.58



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)

                                                                    Accumulated
                                                                       Other        Total
                                    ----Common Stock----  Retained Comprehensive Stockholders'
                                      Shares     Amount   Earnings    Income       Equity


Balances, December 31, 2002          2,772,754  $  6,807  $ 35,436  $     1,849  $    44,092

Common stock issued                     13,704       176       -            -            176

Common stock purchased                    (400)      (11)      -            -            (11)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                -         -         -           (313)        (313)

Net income                                 -         -       3,616          -          3,616

Dividends declared - $0.57 per share       -         -      (1,584)         -         (1,584)

Balances, September 30, 2003         2,786,058  $  6,972  $ 37,468  $     1,536  $    45,976






KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                               Nine Months Ending
                                                         9/30/2003  9/30/2002
Cash Flows From Operating Activities
  Net Income                                             $   3,616  $   4,142
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 718        746
  Amortization                                                 370        312
  Securities available for sale amortization
   (accretion), net                                            559        268
  Provision for loan losses                                    675      1,003
  Securities available for sale (gains) losses, net           (131)      (243)
  Originations of loans held for sale                      (36,555)   (21,683)
  Proceeds from sale of loans                               30,914     22,350
  Federal Home Loan Bank Stock Dividends                      (122)      (136)
  Gain on sale of mortgage loans                              (787)      (428)
  Changes in:
    Interest receivable                                         71       (122)
    Other assets                                              (502)      (124)
    Interest payable                                          (470)    (1,264)
    Other liabilities                                          138         34
      Net cash from operating activities                    (1,506)     4,855
Cash Flows From Investing Activities
  Purchases of securities available for sale               (42,066)   (35,805)
  Proceeds from sales of securities available for sale       6,520     18,839
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   27,280      9,610
  Net change in loans                                        5,553    (11,030)
  Purchases of bank premises and equipment, net             (1,431)      (420)
    Net cash from investing activities                      (4,144)   (18,806)
Cash Flows From Financing Activities:
  Net change in deposits                                   (17,063)    (5,842)
  Net change in securities sold under agreements to
   repurchase and other borrowings                          (2,601)     3,521
  Proceeds from Trust preferred securities                   7,000          -
  Advances from Federal Home Loan Bank                      12,000      4,250
  Payments on Federal Home Loan Bank advances               (9,146)    (5,857)
  Proceeds from issuance of common stock                       176        135
  Purchase of common stock                                     (11)       (94)
  Dividends paid                                            (1,584)    (1,414)
    Net cash from financing activities                     (11,229)    (5,301)
Net change in cash and cash equivalents                    (16,879)   (19,252)
Cash and cash equivalents at beginning of period            29,176     29,638
Cash and cash equivalents at end of period               $  12,297  $  10,386




KENTUCKY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


2.	INTANGIBLE ASSETS

Information concerning the Company's core deposit intangible follows:

                                       Original      Accumulated
                                        Amount      Amortization
                                                      9/30/2003
Core deposit intangible               $2,890,404     $2,436,622

Amortization expense was $209,601 for the first nine months of 2003 and for the first nine months of 2002.

Estimated amortization expense for the next five years is: 2003 - $279,468; 2004 - $198,895; 2005 - $19,140; 2006 - $19,140; and 2007 - $19,140.

There are no intangible assets not subject to amortization.



3.	INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

September 30, 2003
  U.S. Treasury                      $   3,037  $      21  $       -  $  3,058
  U.S. government agencies              25,986        180        (79)   26,087
  States and political subdivisions     35,941      1,450        (98)   37,293
  Mortgage-backed                       27,371        616        (53)   27,934
  Equity securities                      1,201        260        (16)    1,445
  Other                                  1,010         45          -     1,055
    Total                               94,546      2,572       (246)   96,872

December 31, 2002
  U.S. Treasury                      $   5,012  $      47  $       -  $  5,059
  U.S. government agencies               5,991        147          -     6,138
  States and political subdivisions     29,730      1,300         (6)   31,024
  Mortgage-backed                       39,459        920        (58)   40,321
  Equity securities                      3,478        285        (15)    3,748
  Other                                  3,038        197        (16)    3,219
    Total                               86,708      2,896        (95)   89,509


4.	LOANS

Loans at period-end are as follows:
(in thousands)

                                     9/30/2003   12/31/2002

Commercial                           $   14,045  $   16,803
Real estate construction                  9,930      15,514
Real estate mortgage                    189,345     182,206
Agricultural                             51,563      52,188
Consumer                                 12,814      17,443
Total                                   277,697     284,154




5.	On August 28, 2003, Kentucky Bancshares Statutory Trust I, a trust subsidiary of the Company, issued 7,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for subordinated debentures with terms that are similar to the trust preferred securities; these debentures are the sole asset of the trust subsidiary. Distributions on the securities are payable quarterly at a rate per annum equal to 7.06% through September 17, 2008, and thereafter quarterly in arrears at the annual rate (adjusted quarterly) equal to the 3-month LIBOR
plus 3.00%.   The Company has guaranteed that the trust subsidiary will
make the required distributions to the holders of the trust preferred securities. The trust preferred securities, which mature September 17, 2033, are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. Subject to regulatory approval, the subordinated debentures are redeemable before the maturity date at the Company's option on or after September 17, 2008, at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined in the debenture indenture. The Company undertook the issuance of these securities to enhance its regulatory capital position as they are considered as Tier I capital under current regulatory guidelines. The Company intends to use the proceeds to assist in funding continued growth and development of the business, including the November 7, 2003 acquisition of Kentucky First Bancorp.


6.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                   Nine Months Ended
                                                         September 30
                                                      2003          2002
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $3,616      $4,142
  Weighted average common shares outstanding        2,778       2,770
  Basic earnings per share                         $ 1.30      $ 1.50

Diluted Earnings Per Share
  Net Income                                       $3,616      $4,142
  Weighted average common shares outstanding        2,778       2,770
  Add dilutive effects of assumed exercise
   of stock options                                    33          38
  Weighted average common and dilutive
   potential common shares outstanding              2,811       2,808
  Diluted earnings per share                       $ 1.29      $ 1.48





                  Three Months Ended
                                                         September 30
                                                      2003          2002
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,261      $1,625
  Weighted average common shares outstanding        2,782       2,776
  Basic earnings per share                         $ 0.45      $ 0.59

Diluted Earnings Per Share
  Net Income                                       $1,261      $1,625
  Weighted average common shares outstanding        2,782       2,776
  Add dilutive effects of assumed exercise
   of stock options                                    34          37
  Weighted average common and dilutive
   potential common shares outstanding              2,816       2,813
  Diluted earnings per share                       $ 0.45      $ 0.58


7.	Stock Compensation

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

                                            Nine months ended
                                              September 30

                                           2003          2002
                                             (In thousands)
Net income
  As reported                           $  3,616       $  4,142
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                        (25)           (91)
     Pro forma                             3,591          4,051

                                           2003          2002
Basic earnings per share
  As reported                           $    1.30      $    1.50
  Pro forma                                  1.29           1.46

Diluted earnings per share
  As reported                           $    1.29      $    1.48
  Pro forma                                  1.28           1.44


8.	Dividends per share paid for the quarter ended September 30, 2003 were
$0.19 compared to $0.17 for September 30, 2002. This is the same rate of dividend paid for the first and second quarters of the respective years.




9. The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Management determined that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition (because the Company does not have these instruments or engage in these activities).

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation provides new guidance for the consolidation of variable interest entities ("VIEs") and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period ending after December 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not expected have a significant impact on the Company's financial condition of results of operations.

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

Recent Developments

On July 8, 2003, Bourbon Bancshares, Inc. and Kentucky First Bancorp, Inc., announced the execution of a definitive agreement providing for the Company's acquisition of Kentucky First Bancorp and its wholly-owned subsidiary, First Federal Savings Bank. The transaction closed on November 7, 2003. As of November 7, 2003, Kentucky First had total assets of $73 million, total loans of $32 million and total deposits of $54 million. Total cash consideration paid by the Company in the transaction was $22.2 million.

Effective July 15, 2003, the Company changed its name from Bourbon Bancshares, Inc. to Kentucky Bancshares, Inc.

Summary

Kentucky Bancshares, Inc. recorded net income of $3.6 million, or $1.30 basic earnings per share and $1.29 diluted earnings per share for the first nine months ended September 30, 2003 compared to $4.1 million, or $1.50 basic earnings per share and $1.48 diluted earnings per share for the nine month period ending September 30, 2002. The first nine months reflects a decrease in net income per share of 13.3% compared to the first nine months of the prior year. For the three month period ending September 30, 2003, net income was $1.3 million ($0.45 basic earnings and diluted earnings per share) compared to $1.6 million ($0.59 basic earnings and $0.58 diluted earnings per share) for the same period in 2002. This was a decrease in earnings per share of 23.7%.

Return on average assets was 1.17% for the nine months ended September 30, 2003 and 1.39% for the same time period in 2002, a decrease of 16%. Return on average assets was 1.22% for the three months ended September 30, 2003 compared to 1.63% for the same time period in 2002, a decrease of 25%. Return on average equity was 10.7% for the nine month period ended September 30, 2003 and 13.6% for the same period in 2002. Return on average equity was 11.0% and 15.6% for the three months ended September 30, 2003 and 2002, respectively.

Loans decreased $6.5 million from $284.2 million on December 31, 2002 to $277.7 million on September 30, 2003. An increase of $7.1 million in real estate mortgage loans was offset by a decrease in real estate construction, commercial and consumer loans. Management attributes the decrease in loans primarily to the sluggish economy. The decreased loan demand has contributed to decreases in net interest income.

Total deposits decreased from $322.8 million on December 31, 2002 to $305.8 million on September 30, 2003, a decrease of $17.0 million. The decrease is mainly attributable to time deposits of $100,000 and more decreasing $8.0 million and other interest bearing deposits decreasing $15.8 million. This decrease was partially offset by an increase in non-interest bearing deposits of $6.7 million. The decline in total deposits is primarily attributable to our decision to be less aggressive in our deposit gathering activities in light of softening loan demand.

Net Interest Income

Net interest income was $10.8 million for the nine months ended September 30, 2003 and $11.4 million for the nine months ending September 30, 2002, resulting in a decrease of $623 thousand. Net interest income was $3.5 million for the three months ended September 30, 2003 and $4.0 million for the three months ended September 30, 2002, resulting in a decrease of $475 thousand. The interest spread was 3.65% for the first nine months of 2003 compared to 3.97% for the same period in 2002, a decrease of 32 basis points. On June 27, 2003, the Federal Reserve lowered short term interest rates another 25 basis points. The low interest rates have contributed to tighter net interest margins.

For the first nine months, the yield on assets decreased from 6.66% in 2002 to 5.74% in 2003. The cost of liabilities decreased from 2.71% in 2002 to 2.09% in 2003. Year to date average loans are up $5.8 million, or 2.1% from September 30, 2002 to September 30, 2003. Loan interest income has decreased $1.6 million for the first nine months of 2003 compared to the first nine months of 2002, primarily due to loans refinancing at lower rates. Year to date average deposits also increased from September 30, 2002 to September 30, 2003, up $11.0 million, or 3.5%. Deposit interest expense has decreased $1.5 million for the first nine months of 2003 compared to the same period in 2002, primarily due to lower rates.



For the three months ended September 30, the yield on assets decreased from 6.58% in 2002 to 5.50% in 2003. The cost of liabilities decreased from 2.45% in 2002 to 1.93% in 2003, primarily due to the decrease in rates. Loan interest income has decreased $604 thousand for three months ended September 30, 2003 compared to the three months ended September 30, 2002. Deposit interest expense has decreased $425 thousand during the three months ended September 30, 2003 compared to the same time period in 2002.

The declining rate environment in recent years has resulted in tighter margins in 2002 and 2003, resulting in net interest income decreasing $623 thousand for the first nine months of 2003 compared to the same period in 2002. The banking industry continues to battle competition for loan and deposit dollars, and this trend is expected to continue.

Non-Interest Income

Non-interest income increased $551 thousand for the nine month period ended September 30, 2003 from $4.6 million to $5.2 million. Non-interest income increased $114 thousand for the three month period ended September 30, 2003 compared to the same time period in 2002. An increase of $184 thousand in service charges from the first nine months of 2002 to the comparable 2003 period is mainly attributable to an increase in checking overdraft charges of $151 thousand (the increase was $15 thousand for the three month period ended September 30, 2003 compared to September 30, 2002). Overdraft income increased principally due to the increased utilization of a "Kentucky Courtesy" overdraft program. This non-contractual program is applied to qualified accounts, and is an overdraft protection program whereby the Company may, but is not obligated to, pay checks up to a pre-determined limit.

Gain on sale of mortgage loans increased $359 thousand during the first nine months of 2003 compared to the same period in 2002. Decreasing rates result in an increase in loan originations and refinances. Volume of loan originations and sales are inverse to rate changes. The low level of loan rates has resulted in the gain from the sale of mortgage loans increasing during the nine month period ending September 30, 2003 compared to the same period in 2002. The stabilizing or increasing of interest rates is expected to cause the income from the sale of loans to be lower in future periods than in the first nine months of 2003.

Non-Interest Expense

The increase of $1.2 million in non-interest expenses from $9.1 million for the nine months ended September 30, 2002 to $10.3 million for the same period in 2003 was a result of several factors. For the three month period ended September 30, 2003, total non-interest expenses increased $362 thousand to $3.4 million in 2003. Salaries and benefits increased $573 thousand for the first nine months of 2003 compared to 2002, an increase of 12%. The increase is due to annual salary increases and an increased number of employees. In addition, a market salary adjustment was made effective January 1, 2003. Employee benefits represented $177 thousand of the increase in salaries and employee benefits expense during these comparable periods.

Other expenses increased $381 thousand to $2.4 million for the first nine months of 2003 compared to the same period in 2002. Legal and professional costs have increased $244 thousand. On July 8, 2003, the Company announced that it had entered into an agreement to acquire Kentucky First Bancorp, Inc. of Cynthiana, Kentucky. Merger related legal and consulting fees have amounted to over $170 thousand through the period ended September 30, 2003.
In addition, consulting fees related to salary reviews, and legal fees related to loan collections account for the remainder of this increase.



Income Taxes

The tax equivalent rate for the nine months ended September 30 was 27% for 2003 and 30% for 2002. The tax equivalent rate for the three months ended September 30 was 24% for 2003 and 29% for 2002. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2003, 84,333 shares have been purchased. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $12.3 million as of September 30, 2003 compared to $29.2 million at December 31, 2002. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $96.9 million at September 30, 2003. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company maintains a relatively stable base of customer deposits, which is expected to be adequate to meet its funding demands.

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

On August 28, 2003, Kentucky Bancshares Statutory Trust I, a trust subsidiary of the Company, issued 7,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for subordinated debentures with terms that are similar to the trust preferred securities; these debentures are the sole asset of the trust subsidiary. Distributions on the securities are payable quarterly at a rate per annum equal to 7.06% through September 17, 2008, and thereafter quarterly in arrears at the annual rate
(adjusted quarterly) equal to the 3-month LIBOR plus 3.00%.   The Company has
guaranteed that the trust subsidiary will make the required distributions to the holders of the trust preferred securities. The trust preferred securities, which mature September 17, 2033, are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. Subject to regulatory approval, the subordinated debentures are redeemable before the maturity date at the Company's option on or after September 17, 2008, at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined in the debenture indenture. The Company undertook the issuance of these securities to enhance its regulatory capital position as they are considered as Tier I capital under current regulatory guidelines. The Company intends to use the proceeds to assist in funding continued growth and development of the business, including the November 7, 2003 acquisition of Kentucky First Bancorp.

Management believes there is sufficient cash flow from operations to meet investing and liquidity needs related to reasonable borrower, depositor and creditor needs in the present economic environment.

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of September 30, 2003, we have sufficient collateral to borrow an additional $16 million from the FHLB. In addition, as of September 30, 2003, over $63 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of September 30, 2003, the Company's non-performing loans totaled $2.0 million or 0.7% of loans compared to $2.4 million or 0.8% of loans at December 31, 2002. (See table below) The decrease in non-accrual loans is mainly attributable to the charge-off amounting to $481 thousand for a large commercial loan customer with indebtedness of $750 thousand recorded in the second quarter of 2003. Real estate loans composed 67% and 65% of the non-performing loans as of September 30, 2003 and December 31, 2002, respectively. Forgone interest income on the non-accrual loans for both 2003 and 2002 is immaterial.

Nonperforming Assets
                                          9/30/03     12/31/02
                                             (in thousands)

Non-accrual Loans                        $      684  $    1,573
Accruing Loans which are
 Contractually past due
 90 days or more                              1,349         789
Total Nonperforming and Restructured          2,033       2,362
Other Real Estate                               253         172
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    2,286  $    2,534
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.73%       0.83%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.56%       0.60%



Provision for Loan Losses

The first nine months 2003 provision for loan losses of $675 thousand is lower than the comparable 2002 period by $328 thousand. The September 30, 2003 three month provision of $225 thousand is lower than the three month provision for the period ended September 30, 2002 by $76 thousand. An increase in nonperforming loans required management to increase the provision in 2002 in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Net charge-offs for the nine month period ended September 30, 2003 were $904 thousand compared to $1.0 million for the same time period in 2002. Net charge-offs for the three month period ending September 30, 2003 were $100 thousand compared to $792 thousand for the same period in 2002. Future levels of charge-offs will be determined by the economic environment surrounding individual loans. Management feels the current loan loss reserve is sufficient to meet incurred loan losses.

Loan Losses
                                              Nine Months Ended September 30
                                                       (in thousands)
                                                   2003             2002
Balance at Beginning of Period                $      3,395     $      3,386
Amounts Charged-off:
  Commercial                                           539              532
  Real Estate Construction                             -                 18
  Real Estate Mortgage                                 112               18
  Agricultural                                          20              -
  Consumer                                             355              581
Total Charged-off Loans                              1,026            1,149
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             9               15
  Real Estate Construction                             -                -
  Real Estate Mortgage                                   1               20
  Agricultural                                          21                9
  Consumer                                              91               65
Total Recoveries                                       122              109
Net Charge-offs                                        904            1,040
Provision for Loan Losses                              675            1,003
Balance at End of Period                             3,166            3,349
Loans
  Average                                          281,944          278,113
  At September 30                                  277,697          283,162
As a Percentage of Average Loans:
  Net Charge-offs                                     0.32%           0.37%
  Provision for Loan Losses                           0.24%           0.36%
Allowance as a Percentage of
 Period-end Loans                                     1.14%           1.18%
Allowance as a Multiple of
 Net Charge-offs                                       3.5              3.2
Allowance as a Percentage of
 Non-performing and Restructured Loans                 156%            129%




Loan Losses
                                               Quarter Ended September 30
                                                       (in thousands)
                                                   2003             2002
Balance at Beginning of Period                $      3,041     $      3,840
Amounts Charged-off:
  Commercial                                            10              484
  Real Estate Construction                             -                -
  Real Estate Mortgage                                  24               10
  Agricultural                                         -                -
  Consumer                                              98              319
Total Charged-off Loans                                132              813
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                           -                -
  Real Estate Construction                             -                -
  Real Estate Mortgage                                 -                -
  Agricultural                                         -                  1
  Consumer                                              32               20
Total Recoveries                                        32               21
Net Charge-offs                                        100              792
Provision for Loan Losses                              225              301
Balance at End of Period                             3,166            3,349
Loans
  Average                                          280,286          283,887
  At September 30                                  277,697          283,162
As a Percentage of Average Loans:
  Net Charge-offs                                     0.04%           0.28%
  Provision for Loan Losses                           0.08%           0.11%
Allowance as a Multiple of
 Net Charge-offs                                      31.7              4.2



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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of September 30, 2003 the projected percentage changes are within the Board approved limits, except for the "- 300". In the "- 300" scenario, most of the rates used in the model cannot decline 300 basis points because of the current low level of rates. In this scenario, the net interest income changes are outside the Board approved limit, and are monitored by the Board on a monthly basis. In addition, management has made some asset/liability decisions that would take advantage of rising interest rates. Therefore, the Company currently has slightly more volatility to changing rates than existing a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2003 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (10/03 - 9/04)
  Interest Income          $18,440   $21,041   $22,459   $23,880   $26,723
  Interest Expense           5,881     6,162     6,992     7,826     9,495
    Net Interest Income     12,559    14,879    15,467    16,054    17,228


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/03 - 9/04)
  Interest Income          $(4,019)  $(1,418)   N/A      $ 1,421   $ 4,264
  Interest Expense          (1,111)     (830)   N/A          834     2,503
    Net Interest Income     (2,908)     (588)   N/A          587     1,761


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/03 - 9/04)
  Interest Income             -17.9%     -6.3%  N/A           6.3%     19.0%
  Interest Expense            -15.9%    -11.9%  N/A          11.9%     35.8%
    Net Interest Income       -18.8%     -3.8%  N/A           3.8%     11.4%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%



The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2002 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (10/02 - 9/03)
  Interest Income          $ 21,107  $ 23,530  $ 24,863  $ 26,201  $ 28,879
  Interest Expense            6,854     7,894     8,698     9,503    11,113
    Net Interest Income      14,253    15,636    16,165    16,698    17,766


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/02 - 9/03)
  Interest Income          $ (3,756) $ (1,333)  N/A      $  1,338  $  4,016
  Interest Expense           (1,844)     (804)  N/A           805     2,415
    Net Interest Income      (1,912)     (529)  N/A           533     1,601


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/02 - 9/03)
  Interest Income             -15.1%     -5.4%  N/A           5.4%     16.2%
  Interest Expense            -21.2%     -9.2%  N/A           9.3%     27.8%
    Net Interest Income       -11.8%     -3.3%  N/A           3.3%      9.9%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%

These projected changes in net interest income as of September 30, 2003 are greater when compared to the projected changes in net interest income as of September 30, 2002. Projections from September 30, 2003, year one reflected a decline in net interest income of 3.8% with a 100 basis point decline compared to the 3.3% decline in 2002. The 300 basis point increase in rates reflected a 11.4% increase in net interest income in 2003 compared to 9.9% in 2002. Percentage changes in 2003 are greater when compared to 2002. Therefore, changes in interest rates should have a larger effect on net interest income.

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

          The Company filed a Form 8-K dated July 8, 2003, Item 5 announcing the merger transaction with Kentucky First
          Bancorp, Inc.

                The Company filed a Form 8-K dated July 15, 2003, Item 5 to report its name change and Item 9 and
                Item 12 to report the issuance of a press release announcing its operating results for the six-month period ended
                June 30, 2003.

                The Company filed a Form 8-K dated August 6, 2003, Item 7 and
                Item 12 to report the mailing to its shareholders of its operating results for the six-month period ended
                June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              KENTUCKY BANCSHARES, INC.

Date  ___11/14/03_________     __/s/Buckner Woodford____________
                              Buckner Woodford, President and C.E.O.

Date  ___11/14/03_________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer




2

3
22
Lexlibrary/197885.1