Form 10-K
period 2003-12-31
BOURBON BANCSHARES INC /KY/
filed 2004-03-30
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2003 was approximately $66.7 million. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 26, 2004:
2,801,527.



PART I

Item 1.  Business

General

Kentucky Bancshares, Inc. ("Company" or "Kentucky") is a Kentucky corporation organized in 1981 and a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA") and the Home Owners Loan Act of 1933, as amended ("HOLA").

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

Employees

At December 31, 2003, the number of full time equivalent employees of the Company was 187.

Item 2.  Properties

The main banking office of Kentucky Bank, which also serves as the principal office of Kentucky Bancshares, Inc., is located at Fourth and Main Streets, Paris, Kentucky 40361. In addition, Kentucky Bank serves customer needs at 11 other locations. All locations offer a full range of banking services. Kentucky Bank owns all of the properties at which it conducts its business. The Company owns approximately 76,000 square feet of office space.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.



PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no established public trading market for the Company's Common Stock. The Company's Common Stock is not listed on any national securities exchange nor is it quoted on the NASDAQ system. However, it is listed on the OTC Bulletin Board under the symbol "KTYB.OB". Trading in the Common Stock has been infrequent, with retail brokerage firms making the market. The following table sets forth the high and low sales prices of the Common Stock and the dividends declared thereon, for the periods indicated below:

                         High              Low            Dividend

      2003  Quarter 4   $38.00            $31.00            $.19
            Quarter 3    35.00             28.30             .19
            Quarter 2    29.00             28.00             .19
            Quarter 1    28.50             25.50             .19

      2002  Quarter 4   $26.50            $24.00            $.17
            Quarter 3    27.00             25.50             .17
            Quarter 2    27.50             25.50             .17
            Quarter 1    27.00             24.25             .17



Note 15 to the Company's consolidated financial statements included in this report contains additional information relating to amounts available to be paid as dividends.

As of December 31, 2003 the Company had 2,799,781 shares of Common Stock outstanding and approximately 463 holders of record of its Common Stock.



Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                          At or For the Year Ended December 31
(dollars and shares in thousands, except per share amounts)
                                      2003      2002      2001      2000      1999
CONDENSED STATEMENT OF INCOME:
Total Interest Income                 $22,329   $24,788   $28,046   $28,207   $23,453
Total Interest Expense                  7,875     9,367    13,386    13,597    10,547
Net Interest Income                    14,454    15,421    14,660    14,610    12,906
Provision for Losses                    1,300     1,204     1,068       750       700
Net Interest Income After
 Provision for Losses                  13,154    14,217    13,592    13,860    12,206
Noninterest Income                      6,707     6,590     5,672     3,798     3,386
Noninterest Expense                    14,171    12,433    11,756    10,374     9,422
Income Before Income
 Tax Expense                            5,690     8,374     7,508     7,284     6,170
Income Tax Expense                      1,457     2,471     1,984     2,031     1,720
Net Income                              4,233     5,903     5,524     5,253     4,450

SHARE DATA:
Basic Earnings per Share (EPS)          $1.52     $2.13     $1.98     $1.87     $1.59
Diluted EPS                              1.50      2.10      1.95      1.83      1.55
Cash Dividends Declared                  0.76      0.68      0.60      0.52      0.44
Book Value                              16.45     15.90     14.13     12.77     11.32
Average Common Shares-Basic             2,781     2,770     2,790     2,812     2,803
Average Common Shares-Diluted           2,827     2,806     2,837     2,868     2,868

SELECTED BALANCE SHEET DATA:
Loans                                $316,941  $281,499  $272,129  $269,757  $238,998
Investment Securities                 128,790    89,509    75,608    68,054    70,623
Total Assets                          500,852   419,771   397,257   371,847   347,479
Deposits                              384,599   322,836   308,915   300,816   274,566
Securities sold under agreements to
 repurchase and other borrowings        7,285     5,277     1,602     9,446    11,858
Federal Home Loan Bank advances        53,232    43,937    43,598    21,644    26,592
Stockholders' Equity                   46,057    44,092    39,100    35,860    31,720

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets                        1.00%     1.48%     1.46%     1.49%     1.39%
Return on Stockholders' Equity          9.31%    14.27%    14.60%    15.63%    14.57%
Net Interest Margin (1)                 3.79%     4.23%     4.22%     4.47%     4.46%
Equity to Assets (annual average)      10.73%    10.36%     9.99%     9.51%     9.54%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio                  50.00%    31.94%    30.28%    27.84%    27.73%
Number of Employees (at period end)      187       173       180       159       149

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans                1.19%     1.19%     1.24%     1.24%     1.28%
Net Charge-offs as a Percentage of
 Average Loans                          0.43%     0.43%     0.39%     0.18%     0.15%

(1)	Tax equivalent





Item 7.  Management's Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated
Financial Statements and accompanying notes included as Exhibit 13.
When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 2002 data.

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Significant accounting policies are listed in
Note 1 in the "Notes to Consolidated Financial Statements". Critical accounting and reporting policies include accounting for securities, loans, the allowance for loan losses and income taxes. The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

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

Overview

Net income for the year ended December 31, 2003 was $4.2 million, or $1.52 per common share compared to $5.9 million, or $2.13 for 2002 and $5.5 million, or $1.98 for 2001. Earnings per share assuming dilution
were $1.50, $2.10 and $1.95 for 2003, 2002 and 2001, respectively.   For
2002, net income increased $378 thousand, or 7%. During 2003, net income decreased $1.7 million, down 28%. Net interest income decreased $967 thousand, the loan loss provision increased $96 thousand, while other income increased $118 thousand and other expenses increased $1.7 million. During 2003, the Company completed a strategic acquisition to strengthen its business and grow its customer base. In November 2003, the Company purchased Kentucky First Bancorp, Inc. (Kentucky First) and its subsidiary, First Federal Savings Bank (First Federal) of Cynthiana. Lack of loan demand, tightening margins and one time expenses related to closing the original leased facility in Georgetown and the merger of Kentucky First adversely affected 2003 earnings. During 2004, management will examine the Company's organizational structure to determine if the Company is positioned to deliver services and products to its customer efficiently. Management will also examine ways to improve revenues and control costs, with the expectation of improving net income.

Return on average equity was 9.3% in 2003 compared to 14.3% in 2002 and 14.6% in 2001. Return on average assets was 1.00% in 2003 compared to 1.48% in 2002 and 1.46% in 2001.

Non-performing loans as of a percentage of loans (including held for sale) were 0.82%, 0.83% and 0.80% as of December 31, 2003, 2002 and
2001, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company's largest source of revenue, on a tax equivalent basis increased from $15.0 million in 2001 to $15.9 million in 2002 but decreased to $15.1 million in 2003. The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2002 to 2003. Average earning assets increased $21 million, or 6%. Investment securities increased $10 million primarily due to the softening loan demand. Average interest bearing liabilities increased $13 million, or 4% during this same period. The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances.

During 2003 rates were fairly flat. Bank prime rates decreased 25 basis points in the second quarter. However, the declining rate environment in 2001 resulted in a decrease in yields on assets and liabilities in 2002 and 2003 due to repricing opportunities in 2001 of interest earning assets and interest bearing liabilities. As a result of this, the tax equivalent yield on earning assets decreased from 6.72% in 2002 to 5.77% in 2003.

The volume rate analysis that follows indicates that $3.5 million of the increase in interest income is attributable to the change in volume, while the decrease in rates contributed to a decrease of $6.0 million in interest income. The rate decrease also caused a decrease in the cost of interest bearing liabilities. The average rate of these liabilities decreased from 3.09% in 2002 to 2.49% in 2003. Based on the volume rate analysis that follows, the change in volume contributed to an increase of $399 thousand to interest expense, while the decrease in rates was responsible for a $1.9 million decrease in interest expense. As a result, the 2003 net interest income decrease is attributed to increases in volume reduced by the negative impact of decreases in rates. In spite of the positive impact on net interest income that may result from the potential increasing rate environment in 2004, competitive pressures on interest rates will continue and are likely to result in tighter net interest margins.

The volume rate analysis that follows, during 2002, indicates that $1.4 million of the increase in interest income is attributable to the change in volume, while the decrease in rates contributed to a decrease of $4.6 million in interest income. The rate decrease also caused a decrease in the cost of interest bearing liabilities. The average rate of these liabilities decreased from 4.60% in 2001 to 3.09% in 2002. In addition, the change in volume contributed to an increase of $447 thousand to interest expense, while the decrease in rates was responsible for a $4.5 million decrease in interest expense. As a result, the 2002 net interest income increase is attributed to increases in volume reduced slightly by the negative impact of decreases in rates.




The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2003 and 2002. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

                                         2003 vs. 2002                          2002 vs. 2001
                            Increase (Decrease) Due to Change in   Increase (Decrease) Due to Change in
                              Volume        Rate      Net Change     Volume        Rate      Net Change

INTEREST INCOME
Loans                       $     3,065  $    (5,122) $    (2,057) $       642  $    (3,669) $    (3,027)
Investment Securities               440         (791)        (351)         802         (767)          35
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell                30          (33)          (3)        (111)        (176)        (287)
Deposits with Banks                  17          (65)         (48)          24           (3)          21
  Total Interest Income           3,552       (6,011)      (2,459)       1,357       (4,615)      (3,258)
INTEREST EXPENSE
Deposits
Demand                               42         (602)        (560)         132       (1,209)      (1,077)
Savings                              20          (92)         (72)          36         (130)         (94)
Negotiable Certificates of
 Deposit and Other
 Time Deposits                      122       (1,157)      (1,035)        (192)      (2,966)      (3,158)
Securities sold under
 agreements to
 repurchase and
 other borrowings                    80           59          139          (43)         (47)         (90)
Federal Home Loan
 Bank advances                      135          (99)          36          514         (114)         400
  Total Interest Expense            399       (1,891)      (1,492)         447       (4,466)      (4,019)
    Net Interest Income     $     3,153  $    (4,120) $      (967) $       910  $      (149) $       761








Average Consolidated Balance Sheets and Net Interest Analysis  (dollars in thousands)

                                                            2003                       2002                       2001
                                                Average           Average  Average           Average  Average           Average
                                                Balance  Interest  Rate    Balance  Interest  Rate    Balance  Interest  Rate

ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
 U.S. Treasury and Federal Agency Securities     56,559    1,907     3.37%  47,090    2,241     4.76%  41,654    2,421     5.81%
 State and Municipal obligations                 32,702    1,431     4.38%  26,476    1,254     4.74%  17,978      974     5.42%
 Other Securities                                 7,971      311     3.90%  13,364      505     3.78%  11,365      570     5.02%
  Total Securities Available for Sale            97,232    3,649     3.75%  86,930    4,000     4.60%  70,997    3,965     5.58%
   Total Investment Securities                   97,232    3,649     3.75%  86,930    4,000     4.60%  70,997    3,965     5.58%
   Tax Equivalent Adjustment                                 611     0.63%              516     0.59%              371     0.52%
   Tax Equivalent Total                                    4,260     4.38%            4,516     5.19%            4,336     6.11%
Federal Funds Sold and Agreements to Repurchase   9,307      101     1.09%   6,912      104     1.50%  10,893      391     3.59%
Interest-Bearing Deposits with Banks                441        4     0.91%   1,620       52     3.21%     870       31     3.56%
Loans, Net of Deferred Loan Fees (2)
 Commercial                                      26,871    1,522     5.66%  31,952    2,016     6.31%  32,837    2,678     8.16%
 Real Estate Mortgage                           249,924   15,779     6.31% 230,455   16,788     7.28% 217,132   18,543     8.54%
 Installment                                     13,707    1,274     9.29%  18,698    1,828     9.78%  23,535    2,438    10.36%
  Total Loans                                   290,502   18,575     6.39% 281,105   20,632     7.34% 273,504   23,659     8.65%
Total Interest-Earning Assets                   397,482   22,940     5.77% 376,567   25,304     6.72% 356,264   28,417     7.98%
Allowance for Loan Losses                        (3,324)                    (3,555)                    (3,386)
Cash and Due From Banks                           9,252                      9,312                      9,281
Premises and Equipment                           10,840                     10,270                      9,171
Other Assets                                      9,713                      6,654                      7,375
  Total Assets                                  423,963                    399,248                    378,705

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal ("NOW")
 and Money Market Investment Accounts            86,039      642     0.75%  83,025    1,202     1.45%  78,220    2,279     2.91%
Savings                                          19,213       86     0.45%  16,853      158     0.94%  14,494      252     1.74%
Certificates of Deposit and Other Deposits      160,651    4,583     2.85% 157,167    5,618     3.57% 160,751    8,776     5.46%
 Total Interest-Bearing Deposits                265,903    5,311     2.00% 257,045    6,978     2.71% 253,465   11,307     4.46%
Securities sold under agreements to
  repurchase and other borrowings                 5,385      272     5.05%   3,585      132     3.68%   4,590      222     4.84%
Federal Home Loan Bank advances                  45,561    2,293     5.03%  42,923    2,257     5.26%  33,247    1,857     5.59%
 Total Interest-Bearing Liabilities             316,849    7,876     2.49% 303,553    9,367     3.09% 291,302   13,386     4.60%
Noninterest-Bearing Earning Demand Deposits      58,263                     50,782                     45,469
Other Liabilities                                 3,371                      3,539                      4,092
 Total Liabilities                              378,483                    357,874                    340,863
STOCKHOLDERS' EQUITY                             45,480                     41,374                     37,842
 Total Liabilities and Shareholders' Equity     423,963                    399,248                    378,705
Average Equity to Average Total Assets            10.73%                     10.36%                      9.99%
Net Interest Income                                       14,453                     15,421                     14,660
Net Interest Income (tax equivalent) (3)                  15,064                     15,937                     15,031
Net Interest Spread (tax equivalent) (3)                             3.28%                      3.63%                      3.38%
Net Interest Margin (tax equivalent) (3)                             3.79%                      4.23%                      4.22%

(1)	Averages computed at amortized cost.
(2)	Includes loans on a nonaccrual status and loans held for sale.
(3)	Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.



Noninterest Income and Expenses

Noninterest income was $6.7 million in 2003 compared to $6.6 million in 2002 and $5.7 million in 2001. The 2003 increase is mainly a result of increased service charges. The $917 thousand increase in 2002 is mainly attributable to an increase in service charges and the increase from Gain on sale of mortgage loans.

Securities gains were $139 thousand in 2003, $219 thousand in 2002 and $287 in 2001. These gains are a result of the declining rate environment and municipal securities being called at premiums before their maturities. In addition, U. S. Treasury securities were sold before maturity to recognize some gains and extend out the yield curve.

Gains on loans sold were $853 thousand, $948 thousand and $383 thousand in 2003, 2002 and 2001, respectively. Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.
During 2002 and 2001, the Company sold some loans along with their servicing rights and therefore there was a slight decline in loan service fee income in 2002. During 2003, the loan service fee income increased $14 thousand. The sales of loans were $37 million, $41 million and $28 million in 2003, 2002 and 2001, respectively. Volume of loan originations are inverse to rate changes. The low rate environment over the past three years has favorably impacted our mortgage loan originations in 2003, 2002 and 2001.

Other noninterest income excluding security net gains and gain on sale of mortgage loans was $5.7 million in 2003, $5.4 million in 2002 and $5.0 million in 2001. Service charge income has been a big contributor to this increase in income over this three-year period. Overdraft income increased $195 thousand in 2003 and $239 thousand in 2002, principally the result of increases in deposits and implementation of a new "Kentucky Courtesy" overdraft in the last quarter of 2000. Other income increased from $734 thousand in 2001 to $1.0 million in 2002 to $1.1 million in 2003. The increase in 2003 is mainly a result of an increase in brokerage commissions of $60 thousand. The increase in 2002 is mainly a result of title insurance sales of $89 thousand and an increase in brokerage commissions of $98 thousand. The sale of title insurance was started during 2001 and has been very successful. The sale of brokerage services was an increasing additional source of income in 2003 and 2002.



Noninterest expense increased $1.7 million in 2003 to $14.2 million, and increased $677 thousand in 2002 to $12.4 million from $11.8 million in 2001. The increases in salaries and benefits from $6.0 million in 2001 to $6.7 million in 2002 and to $7.4 million in 2003 are attributable to normal salary and benefit increases. Bonus compensation was $191 thousand lower in 2003 compared to 2002 and $179 thousand higher in 2002 compared to 2001. The 2003 decrease is mainly a result of lower net income. Occupancy expense increased $136 thousand, or 7% in 2003 to $2.0 million and increased $18 thousand, or 1% in 2002 to $1.9 million. The Company completed its construction of a new full service facility in Cynthiana in October 2001. Since 1999, 3 new facilities have been constructed and 2 facilities have been substantially renovated. In 2001, land was purchased in Georgetown to construct a full service facility, and relocate one of our branches in Georgetown, and this facility was opened in March 2003. As part of this relocation, the Company incurred a one time expense of $163 thousand in 2003 for the loss on the leased premises. This overall improvement of our facilities has led to the increase in occupancy expenses. The largest expense, depreciation, increased from $961 thousand in 2001, to $990 thousand in 2002 and declined slightly to $961 thousand in 2003. Other noninterest expense increased from $3.8 million in 2001 and 2002 to $4.8 million in 2003. Of this 2003 increase, $350 thousand is attributable to legal and professional expenses, including merger related legal and consulting expenses amounted of $230 thousand. In addition, mortgage servicing rights amortization increased $74 thousand, and marketing increased $69 thousand from 2002 to 2003.

The following table is a summary of noninterest income and expense for the three-year period indicated.

                                             For the Year Ended December 31
                                                    (in thousands)
                                              2003       2002       2001
NON-INTEREST INCOME
Service Charges                             $   4,065  $   3,848  $   3,664
Loan Service Fee Income                           242        228        258
Trust Department Income                           302        346        347
Investment Securities Gains (Losses),net          139        219        287
Gains on Sale of Mortgage Loans                   853        948        382
Other                                           1,106      1,001        734
Total Non-interest Income                       6,707      6,590      5,672

NON-INTEREST EXPENSE
Salaries and Employee Benefits                  7,373      6,728      6,019
Occupancy Expenses                              2,045      1,909      1,891
Other                                           4,753      3,796      3,846
Total Non-interest Expense                     14,171     12,433     11,756

Net Non-interest Expense as a
Percentage of Average Assets                     1.76%      1.46%      1.61%

Income Taxes

The Company had income tax expense of $1.5 million in 2003 and $2.5 million in 2002 and $2.0 million in 2001. This represents an effective income tax rate of 25.6% in 2003, 29.5% in 2002 and 26.4% in 2001. The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.



Balance Sheet Review

Assets grew from $420 million at December 31, 2002 to $501 million at December 31, 2003. Loan growth was $29 million in 2003. Deposits grew $62 million and borrowings grew $19 million. The acquisition of Kentucky First added $31 million in loans and $53 million in deposits. See Note 17 in the "Notes to Consolidated Financial Statements" for more details of this business combination. Assets at year-end 2002 totaled $420 million compared to $397 million in 2001. In 2002, loan growth was $11 million and deposit growth was $14 million. FHLB advances remained level at $44 million.

Loans

Total loans (including loans held for sale) were $321 million at December 31, 2003 compared to $285 million at the end of 2002 and $276 million in 2001. During 2003, $31.2 million was added to the loan portfolio through the Kentucky First acquisition. This accounts for the majority of the 2003 growth. Loan growth also improved in 2002 compared to 2001. The Company's rate of loan growth has decreased since 2000, and is mainly attributable to the economic downturn starting in 2001.
As of the end of 2003 and compared to the prior year-end, commercial loans decreased $2.5 million, real estate construction loans decreased $1.2 million, real estate mortgage loans (including loans held for sale) increased $39.3 million, agricultural loans increased $4.4 million and consumer loans decreased $4.2 million. As of the end of 2002 and compared to the prior year-end, real estate construction loans increased $3.2 million, real estate mortgage loans (including loans held for sale) increased $14.3 million, agricultural loans decreased $1.5 million and installment loans decreased $4.8 million.

As of December 31, 2003, the real estate mortgage portfolio comprised 69% of total loans compared to 64% in 2002. Of this, 1-4 family residential property represented 70% in 2003 and 69% in 2002. Agricultural loans comprised 18% in both 2003 and 2002 of the loan portfolio. Approximately 78% of the agricultural loans are secured by real estate in 2003 compared to 77% in 2002. The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops. Automobile loans account for 36% in 2003 and 43% in 2002 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons. Collateral is generally obtained on these loans after analyzing the repayment ability of the borrower. The commercial loan portfolio is mainly for capital outlays and business operation. Collateral is requested depending on the creditworthiness of the borrower. Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer. Approximately 4% of the loan portfolio is unsecured. Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.



The following table represents a summary of the Company's loan portfolio by category for each of the last five years. There is no concentration of loans (greater than 5% of the loan portfolio) in any industry. The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding
                                            At December 31 (in thousands)
                                 2003      2002      2001      2000      1999
Commercial                     $ 14,278  $ 16,803  $ 18,618  $ 17,452  $ 17,713
Real Estate Construction         14,313    15,514    12,302    15,270    17,003
Real Estate Mortgage            222,342   182,958   168,684   163,190   138,337
Agricultural                     56,615    52,188    53,640    52,008    46,443
Installment                      12,978    17,134    21,952    24,807    22,358
Other                               289       309       338       434       280
  Total Loans                   320,815   284,906   275,534   273,161   242,134
Less Deferred Loan Fees              54        12        19        16        33
  Total Loans Net of
   Deferred Loan Fees           320,761   284,894   275,515   273,145   242,101
Less loans held for sale          7,759       740     2,343       868     3,494
Less Allowance For Loan Losses    3,820     3,395     3,386     3,388     3,103
  Net Loans                     309,182   280,759   269,786   268,889   235,504

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2003. Maturities are based upon contractual term. The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses. In addition, deferred loan fees on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity

                                 At December 31, 2003 (in thousands)
                            One Year  One Through     Over       Total
                            or Less    Five Years  Five Years    Loans
Commercial                   $  8,091    $  4,917    $  1,270    $ 14,278
Real Estate Construction        7,624       4,409       2,280      14,313
Real Estate Mortgage           19,074     112,254      90,960     222,288
Agricultural                   16,044      35,937       4,634      56,615
Installment                     3,699       7,068       2,211      12,978
Other                             289           0           0         289
  Total Loans                  54,821     164,585     101,355     320,761
Fixed Rate Loans               19,762     134,660      40,002     194,424
Floating Rate Loans            35,059      29,925      61,353     126,337
  Total                        54,821     164,585     101,355     320,761




Mortgage Banking

The Company has been in Mortgage Banking since the early 1980's. The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates. Rates have fallen in 2002 and 2001 and as a result, have favorably impacted our loan originations in 2002 compared to 2001. As a result of these rate changes, mortgage loan originations increased from $29 million in 2001 to $39 million in 2002, and to $43 million in 2003. The sale of loans were $37 million, $41 million and $28 million for the year 2003, 2002 and 2001, respectively. Mortgage loans held for sale increased from $740 thousand at December 31, 2002 to $7.8 million at December 31, 2003. The increase is a result of management's decision to hold about $7 million of fifteen year loans for an indefinite period. The volume of loan originations is inverse to rate changes. The rate environment in 2001 was falling, and continued into 2002 and 2003, and therefore resulted in increased loan originations in 2003 and 2002 compared to 2001. The effect of these changes was also reflected on the income statement. As a result, the gain on sale of mortgage loans was $853 thousand in 2003 compared to $948 thousand in 2002 and $383 thousand in 2001.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The Bank receives a servicing fee from the FHLMC on each loan sold. Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights were $861 thousand at December 31, 2003, $704 thousand at December 31, 2002 and $463 thousand at December 31, 2001. Amortization of mortgage servicing rights was $224 thousand, $150 thousand and $140 thousand for the years ended December 31, 2003, 2002 and 2001, respectively. See Note 4 in the notes to consolidated financial statements included as Exhibit 13 for additional information.

Deposits

Total deposits increased to $385 million in 2003, up $62 million from 2002. Noninterest bearing deposits increased $11.5 million, time deposits of $100 thousand and over increased $3.0 million, and other interest bearing deposits increased $47.3 million. Public funds totaled $45 million at the end of 2003 ($43 million was interest bearing). In November 2003, $53 million in deposits were obtained through the Kentucky First acquisition.

For 2002, total deposits increased $14 million to $323 million.
Noninterest bearing deposits increased $6 million, while time deposits of $100 thousand and over increased $5 million, and other interest bearing deposits increased $3 million. Public funds totaled $36 million at the end of 2002 ($35 million was interest bearing).

Due to the downturn in the economy in 2001 and the softening loan demand, deposits have not been aggressively pursued.



The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2003:

Maturity of Time Deposits of $100,000 or More

                                                At December 31, 2003
                                                   (in thousands)
Maturing 3 Months or Less                              $9,962
Maturing over 3 Months through 6 Months                 7,681
Maturing over 6 Months through 12 Months               16,698
Maturing over 12 Months                                15,574

Total                                                 $49,915

Borrowings

The Company utilizes both long and short term borrowing. Long term borrowing is mainly from the Federal Home Loan Bank (FHLB). This borrowing is mainly used to fund longer term, fixed rate mortgages and to assist in asset/liability management. Advances are either paid monthly or at maturity. FHLB advances were $53.2 million at December 31, 2003. During 2003, $10.8 million of FHLB borrowing was paid, and advances were made for an additional $12 million. The 2001 advances were obtained mainly to fund fixed rate mortgages, as detailed above. As of December 31, 2002, $43.9 million was borrowed from FHLB, an increase of $339 thousand from 2001. In 2002, $6.6 million of FHLB advances were paid, and advances were made for an additional $6.9 million. In August 2003, the Company issued $7 million in trust preferred securities. The Company used the trust preferred proceeds mainly to assist in funding the acquisition of Kentucky First, and to supplement regulatory capital ratios. The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings
                                      As of and for the year ended
                                       December 31 (in thousands)
                                        2003     2002     2001
Federal Funds Purchased:
  Balance at Year end                  $ 5,266  $   -    $   -
  Average Balance During the Year          249      240        6
  Maximum Month End Balance              5,266    6,852        0
  Year end rate                           1.19%    0.00%    0.00%
  Average annual rate                     1.46%    1.97%    5.89%
Repurchase Agreements:
  Balance at Year end                  $ 1,791  $ 3,505  $   683
  Average Balance During the Year        1,691    2,097    3,303
  Maximum Month End Balance              2,411    3,505    5,164
  Year end rate                           1.65%    0.84%    1.59%
  Average annual rate                     1.34%    1.22%    3.35%
Other Borrowed Funds:
  Balance at Year end                  $   228  $ 1,772  $   919
  Average Balance During the Year        1,048    1,248    1,281
  Maximum Month End Balance              1,777    1,883    1,768
  Year end rate                           0.73%    6.56%    7.24%
  Average annual rate                     7.27%    8.16%    8.67%



Contractual Obligations

The Bank has required future payments for a defined benefit retirement plan, time deposits and long-term debt. See Note 13 to the consolidated financial statements for further information on the defined benefit retirement plan. The other required payments under such commitments at December 31, 2003 are as follows:

                               Payments due by period (in thousands)
                                       Less                       More
                                      than 1    1-3      3-5     than 5
Contractual Obligations     Total      year    years    years    years

FHLB advances             $ 53,232  $ 18,409  $17,865  $ 5,936  $11,022
Subordinated debentures      7,217         -        -        -    7,217
Time deposits              190,358   130,497   47,315   12,546        -

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

The Company discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless reasons for delinquency are documented such as the loan being well collateralized and in the process of collection. A loan remains in a non-accrual status until factors indicating doubtful collection no longer exist. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at market rates. Other real estate is recorded at the lower of cost or fair market value less estimated costs to sell. A summary of the components of nonperforming assets, including several ratios using period-end data, is shown below.

Nonperforming Assets
                                       At December 31 (dollars in thousands)
                                       2003    2002    2001    2000    1999
Non-accrual Loans                     $1,844  $1,573  $  935  $  307  $   63
Accruing Loans which are
 Contractually past due
 90 days or more                         779     789   1,278   1,365     549
Restructured Loans                         0       0       0     130     131
 Total Nonperforming Loans             2,623   2,362   2,213   1,802     743
Other Real Estate                        375     172     212     165     371
Total Nonperforming Assets             2,998   2,534   2,425   1,967   1,114
Total Nonperforming Loans as a
 Percentage of Net Loans (including
 loans held for sale) (1)               0.82%   0.83%   0.80%   0.66%   0.31%
Total Nonperforming Assets
 as a Percentage of Total Assets        0.60%   0.60%   0.61%   0.53%   0.32%
Allowance to nonperforming assets        1.27    1.34    1.40    1.72    2.79

 (1)  Net of deferred loan fees



Total nonperforming assets at December 31, 2003 were $3.0 million compared to $2.5 million at December 31, 2002 and $2.4 million at December 31, 2001. The increase from 2002 to 2003 is attributable to various loans being put on non-accrual and a $203 thousand increase in other real estate. Total nonperforming loans were $2.6 million, $2.4 million and $2.2 million at December 31, 2003, 2002 and 2001, respectively. The non-accrual loan increase from 2001 to 2002 is mainly attributable to one credit line totaling $750 thousand. A loan loss reserve of $500 thousand was set aside for this loan, and this loan was subsequently charged off in 2003. The economic downturn beginning in 2001 was a contributing factor to the increase in nonaccrual loans. The amount of lost interest on our non-accrual loans is immaterial. At December 31, 2003, loans currently performing but which management believes require special attention were not significant. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2003 were $1.8 million compared to $1.6 million in 2002 and $964 thousand in 2001. These amounts are included in the total nonperforming and restructured loans presented in the table above. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $345 thousand, $675 thousand and $249 thousand on December 31, 2003, 2002 and 2001, respectively.



Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                  For the Year Ended December 31 (in thousands)
                                    2003     2002     2001     2000     1999
Balance at Beginning of Year       $ 3,395  $ 3,386  $ 3,388  $ 3,103  $ 2,735
Balance of Allowance for Loan
Losses of Acquired Branch
at Acquisition Date                    363
Amounts Charged-off:
 Commercial                            569      536      178       14        0
 Real Estate Construction                0       18        0        0        0
 Real Estate Mortgage                  276       69      171      115       50
 Agricultural                           24        5       46       30       72
 Consumer                              529      701      751      400      289
  Total Charged-off Loans            1,398    1,329    1,146      559      411
Recoveries on Amounts
 Previously Charged-off:
  Commercial                            11       15        4       14        5
  Real Estate Construction               0        0        0        0        0
  Real Estate Mortgage                   1       19        2        7        1
  Agricultural                          21       10        1        8       32
  Consumer                             127       90       69       65       41
   Total Recoveries                    160      134       76       94       79
Net Charge-offs                      1,238    1,195    1,070      465      332
Provision for Loan Losses            1,300    1,204    1,068      750      700
Balance at End of Year               3,820    3,395    3,386    3,388    3,103
Total Loans, Net of Deferred
 Loan Fees
  Average                          290,502  281,105  273,504  257,711  221,309
  At December 31                   320,761  284,894  275,515  273,145  242,101
As a Percentage of Average Loans:
 Net Charge-offs                      0.43%    0.43%    0.39%    0.18%    0.15%
 Provision for Loan Losses            0.45%    0.43%    0.39%    0.29%    0.32%
Allowance as a Percentage of
 Year-end Net Loans (1)               1.19%    1.19%    1.23%    1.24%    1.28%
Beginning Allowance as a Multiple
 of Net Charge-offs                    2.7      2.8      3.2      6.7      8.2
Ending Allowance as a Multiple
 of Nonperforming Assets               1.27     1.34     1.40     1.72     2.79

 (1)  Net of deferred loan fees


Loans are typically charged-off after being 120 days delinquent.
Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee. The provision for loan losses for 2003 was $1.3 million compared to $1.2 million in 2002 and $1.1 million in 2001. Net charge-offs were $1.2 million in 2003, $1.2 million in 2002 and $1.1 million in 2001. Net charge-offs to average loans were 0.43%, 0.43% and 0.39% in 2003, 2002 and 2001, respectively. With the current quality of the loan portfolio, the loan loss provision increased $96 thousand from 2002 to 2003 and $136 thousand from 2001 to 2002. The trend in the loan loss provision increasing for 2003 is a result of considering our probable losses and risk analysis of our loan portfolio. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. The economic downturn in 2003, 2002 and 2001 resulted in higher loan losses and, as a result, higher provisions than in previous years. In light of this, management has increased its emphasis on the lending process in order to improve loan quality. At December 31, 2003, the allowance for loan losses was 1.19% of loans outstanding compared to 1.19% at year-end 2002 and 1.23% in 2001. Management believes the allowance for loan losses at the end of 2003 is adequate to cover probable credit losses within the portfolio.

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



Allowance for Loan Losses

                                                                 At December 31 (in thousands)
                                  2003                  2002                  2001                  2000                1999
                          Dollars   Percentage  Dollars   Percentage  Dollars   Percentage  Dollars Percentage  Dollars  Percentage
Commercial                $    262        6.86% $    820       24.15% $    291        8.59% $   275       8.12% $    275       8.86%
Real Estate Construction       266        6.96%      216        6.36%      194        5.73%     244       7.20%      294       9.47%
Real Estate Mortgage         1,804       47.23%    1,166       34.34%    1,602       47.31%   1,563      46.13%    1,471      47.41%
Agricultural                   995       26.05%      698       20.56%      693       20.47%     668      19.72%      565      18.21%
Consumer                       493       12.91%      495       14.58%      606       17.90%     638      18.83%      498      16.05%
Total                        3,820      100.00%    3,395      100.00%    3,386      100.00%   3,388     100.00%    3,103     100.00%


Loans

                                                                 At December 31 (in thousands)
                                  2003                  2002                  2001                  2000                1999
                          Dollars   Percentage  Dollars   Percentage  Dollars   Percentage  Dollars Percentage  Dollars  Percentage
Commercial                $ 14,278        4.45% $ 16,803        5.90% $ 18,618        6.76% $17,452       6.39% $ 17,713       7.32%
Real Estate Construction    14,313        4.46%   15,514        5.45%   12,302        4.47%  15,270       5.59%   17,003       7.02%
Real Estate Mortgage       222,288       69.30%  182,946       64.22%  168,665       61.22% 163,174      59.74%  138,304      57.13%
Agricultural                56,615       17.65%   52,188       18.32%   53,640       19.47%  52,008      19.04%   46,443      19.18%
Consumer                    12,978        4.05%   17,134        6.01%   21,952        7.97%  24,807       9.08%   22,358       9.23%
Other                          289        0.09%      309        0.11%      338        0.12%     434       0.16%      280       0.12%
Total, Net (1)             320,761      100.00%  284,894      100.00%  275,515      100.00% 273,145     100.00%  242,101     100.00%
(1)  Net of deferred loan fees




Off-balance Sheet Arrangements

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

Financial instruments with off-balance sheet risk were as follows at year-end:

                                 2003             2002

Unused lines of credit       $ 47,148,000     $ 44,943,000
Commitments to make loans       1,379,000                -
Letters of credit                 252,000          345,000

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 4.875% to 6.50% with maturities ranging from 15 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 2003 decreased $1.4 million to $40.1 million. Total stockholders' equity, excluding accumulated other comprehensive income was $51.5 million at December 31, 2003. Included in Tier I capital is $7 million of trust preferred securities issued in August 2003. The increase in the disallowed amount of stockholders' equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Kentucky First acquisition (see Note 6 and Note 17 in the Notes to Consolidated Financial Statements for more information on the business combination, and goodwill and core deposit intangible assets). The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

                                         At December 31 (dollars in thousands)
                                                2003       2002      Change
Stockholders' Equity (1)                      $  51,538  $  42,243      9,295
  Less Disallowed Amount                         11,423        719     10,704
Tier I Capital                                   40,115     41,524     (1,409)
  Allowance for Loan Losses                       3,820      3,395        425
  Other                                             143        122         21
Tier II Capital                                   3,963      3,517        446
  Total Capital                                  44,078     45,041       (963)
Total Risk Weighted Assets                      316,982    290,589     26,393
Ratios:
Tier I Capital to Risk-weighted Assets            12.66%     14.29%     -1.63%
Total Capital to Risk-weighted Assets             13.91%     15.50%     -1.59%
Leverage                                           8.82%     10.21%     -1.39%

(1)  Excluding accumulated other comprehensive income.



The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary from "well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 2003, the bank had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, including those classified as held to maturity and available for sale, increased from $89.5 million at December 31, 2002 to $129.8 million at December 31, 2003. The increase is mainly attributable to the lower loan demand and $23 million received in the acquisition of Kentucky First in November 2003. Federal funds sold totaled $6.2 million at December 31, 2003 and $18.7 million at December 31, 2002.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. Of the $7.4 million of adjustable asset backed securities held on December 31, 2003, $3.3 million are repriceable monthly and the remaining $4.1 million are repriceable annually. Of the $11.3 million of adjustable asset backed securities held on December 31, 2002, $5.2 million are repriceable monthly and the remaining $6.0 million are repriceable annually. Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates. In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2003.

Investment Securities at market value
                                      At December 31 (in thousands)
                                       2003       2002       2001
Available for Sale
 U.S. treasury                       $   3,033  $   5,059  $   7,218
 U.S. government agencies               36,634      6,138      6,118
 States and political subdivisions      39,142     31,024     19,470
 Mortgage-backed
  Fixed -
   GNMA, FNMA, FHLMC Passthroughs       29,079     17,465     12,672
   GNMA, FNMA, FHLMC CMO's              12,940     11,682      5,057
    Total                               42,019     29,147     17,729
  Variable -
   GNMA, FNMA, FHLMC Passthroughs        4,161      8,645      8,402
   GNMA, FNMA, FHLMC CMO's               1,202      2,529      2,925
    Total                                5,363     11,174     11,327
     Total mortgage-backed              47,382     40,321     29,056
 Other                                   2,599      6,967     13,746
  Total                                128,790     89,509     75,608

Maturity Distribution of Securities

                                    December 31, 2003 (in thousands)
                                               Over One   Over Five               Asset
                                                 Year       Years                Backed
                                    One Year    Through    Through   Over Ten   & Equity
                                     or Less   Five Years Ten Years    Years    Securities   Total
Available for Sale
 U.S. treasury                      $     -    $   3,033  $     -    $     -    $     -    $   3,033
 U.S. government agencies               4,047     22,099      9,479      1,009          0     36,634
 States and political subdivisions      2,577      7,305     11,461     17,799          0     39,142
 Mortgage-backed                            0          0          0          0     47,382     47,382
 Equity Securities                          0          0          0          0      1,535      1,535
 Other                                      0      1,064                     0          0      1,064
  Total                                 6,624     33,501     20,940     18,808     48,917    128,790
Percent of Total                          5.1%      26.0%      16.3%      14.6%      38.0%     100.0%
Weighted Average Yield (1)               5.20%      4.16%      5.12%      6.75%      4.49%      4.88%

(1)  Tax Equivalent Yield

Impact of Inflation and Changing Prices

The majority of the Company's assets and liabilities are monetary in nature. Therefore, the Company differs greatly from most commercial and industrial companies that have significant investments in nonmonetary assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of inflation.

Other Accounting Issues

During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.




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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits. As of December 31, 2003 the projected net interest income percentage change of down 300 basis points is outside the Board of Directors limits. Because of the low level of rates, an across the board drop of 300 basis points is impossible. This along with a higher likelihood of increasing rates in the future have resulted in Management believing this risk is acceptable under the current conditions. This limit variation has been reviewed with the Asset/Liability Committee and the Board of Directors. The projected net interest income report summarizing the Company's interest rate sensitivity as of December 31, 2003 and December 31, 2002 is as follows:


Projected Net Interest Income (December 31, 2003)

                                                          Level
                                        -300     -100     Rates    +100     +300

Year One  (1/04 - 12/04)
   Interest Income                     $21,425  $24,482  $26,181  $27,883  $31,291
   Interest Expense                      7,484    7,856    8,991   10,127   12,396

       Net Interest Income              13,941   16,626   17,190   17,756   18,895

Net interest income dollar change       (3,249)    (564)              566    1,705

Net interest income percentage change    -18.9%    -3.3%    N/A       3.3%     9.9%

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

   Limitation on % Change               >-10.0%   >-4.0%    N/A     >-4.0%  >-10.0%





The numbers in 2003 show lesser fluctuation when compared to 2002. In 2003, year one reflected a decrease in net interest income of 3.3% compared to 3.9% projected decrease from 2002 with a 100 basis point decline. The 300 basis point increase in rates reflected a 9.9% increase in net interest income in 2003 compared to a 12.1% increase in 2002. The risk is less in 2003 due to the current status of existing interest rates (being low) and their effect on rate sensitive assets and rate sensitive liabilities. An increase in rates would improve net interest income.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities maturing within one year along with cash and cash equivalents totaled $28.0 million at December 31, 2003. Additionally, securities available-for-sale with maturities greater than one year totaled $122.2 million at December 31, 2003. The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At December 31, 2003 these balances totaled $49.9 million, approximately 13.0% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. We have sufficient collateral to borrow an additional $39 million from the FHLB at December 31, 2003.

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

Liquidity Ratios
                                             December 31
                                         2003     2002     2001
Average Loans (including loans held
 for sale)/Average Deposits             89.6%    91.3%    91.5%
Average Securities sold under
 agreements to repurchase and other
 borrowings/Average Assets               1.3%     0.9%     1.2%


This chart shows that the loan to deposit ratio decreased in 2003 and 2002. The decline in 2003 compared to 2002 is mainly attributable to the Kentucky First acquisition, in which the Company acquired $31.2 million in loans and $52.9 million in deposits. Loan growth of 3% and deposit growth of 3% in 2002 have also been contributing factors to the change in this ratio over the past two years.

Item 8.  Financial Statements

The consolidated financial statements of the Company together with the notes thereto and report of independent auditors are contained in the Company's 2003 Annual Report to Stockholders included as Exhibit 13, and are incorporated herein by reference. No other portion of the 2003 Annual Report to Stockholders is to be deemed "filed" as part of this filing.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There was no change in the Company's internal control over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.




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

Terms expiring in 2004:

William Arvin, age 63, is an attorney. He has been a director of Kentucky Bank and the Company since 1995.

James L. Ferrell, M.D., age 69, is a Physician. He has been a director of Kentucky Bank since 1980 and the Company since inception.

Louis Prichard, age 50, is President and Chief Operating Officer of Kentucky Bank. He has been a director of Kentucky Bank and the Company since 2003. Since 1983, he was in banking in Danville and was the President and Chief Executive Officer before joining the Company in 2003.

Terms expiring in 2005:

Henry Hinkle, age 52, is President of Hinkle Construction Company. He has been a director of Kentucky Bank and the Company since 1989.

Theodore Kuster, age 60, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank since 1979 and the Company since 1985.

Robert G. Thompson, age 54, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank and the Company since 1991.

Terms expiring in 2006:

Betty J. Long, age 56, is retired President and CEO of First Federal, Cynthiana. She has been a director of the Company since 2003.

Ted McClain, age 52, is an insurance agent with Hopewell Insurance Company. He has been a director of Kentucky Bank since 2002 and the Company since 2003.

William R. Stamler, age 69, is Chairman of Signal Investments, Inc. He has been a director of Kentucky Bank since 1984 and the Company since 1988.

Buckner Woodford, age 59, is President and Chief Executive Officer of Kentucky Bancshares, Inc. and Chief Executive Officer of Kentucky Bank. He has been a director of Kentucky Bank since 1971 and the Company since inception.

The Company's other executive officers are Norman J. Fryman, age 54 and Gregory J. Dawson, age 43. Mr. Fryman is the Director of Lending of Kentucky Bank (disclosed in Item 11) and has been with the Company since 1977. Mr. Dawson is the Chief Financial Officer and has been with the Company since 1985 and serves at the pleasure of the Board of Directors.



The Company has adopted a code of ethics for its Chief Executive Officer and its Chief Financial Officer. A copy of the code of ethics may be obtained by contacting the CFO.

The Company has named Betty J. Long of the audit committee as its financial expert and she is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

The following table sets forth information with respect to the compensation of the Chief Executive Officer (Buckner Woodford),
President (Louis Prichard) and Director of Lending (Joe Fryman) of the Company. No other executive officer earned total salary and bonus in excess of $100,000.

Summary Compensation Table
Annual Compensation
                                             Other Annual  Options
      Name               Salary     Bonus    Compensation  Granted
2003
Buckner Woodford        $200,000    $ 24,000     (1)        1,000
Louis Prichard           125,000      11,700     (1)        3,000
Norman J. Fryman          97,057       8,371     (1)          500

2002
Buckner Woodford        $180,008    $ 39,825     (1)          500

2001
Buckner Woodford        $175,000    $ 19,250     (1)          500

(1)  Less than the lesser of $50,000 or 10% of annual salary and bonuses

The following table contains information regarding the grant of stock options under the Company's stock option plan to the Chief Executive Officer, President and Director of Lending during the year ended December 31, 2003. In addition, in accordance with rules of the Securities and Exchange Commission, the following table sets forth the hypothetical grant date present value with respect to the referenced options, using the Black-Scholes Option Pricing Model.

Option Grants in the Last Fiscal Year

                           % of Total
                             Options                          Grant
                   Shares  Granted to  Exercise               Date
                  Granted  Employees    Price   Expiration  Present
      Name          (#)     in 2003     ($/Sh)     Date     Value($)

Buckner Woodford   1,000      7.6%      $25.50    1/2/13     $1,215
Louis Prichard     3,000     22.7        25.50    1/2/13      3,210
Norman J. Fryman     500      3.8        25.50    1/2/13        535




The following table sets forth certain information regarding options exercised by the Chief Executive Officer, President and Director of Lending during calendar year 2003 and unexercised stock options held by them as of December 31, 2003.

Aggregated Option Exercises in Calendar 2003 and Year-end Stock Option Values

                  Shares                 Number of Securities       Value of Unexercised
                 Acquired     Value    Underlying Unexercised          In-the-Money
                on Exercise Realized     Options at 12/31/03      Options at 12/31/03
     Name          (#)         ($)    Exercisable/Unexercisable  Exercisable/Unexercisable

Buckner Woodford 17,000      $377,800    3,480/1,620              $ 44,072/$17,818
Louis Prichard      n/a          n/a     n/a  /3,000                n/a   / 25,200
Norman J. Fryman    n/a          n/a       760/1,040                10,864/  9,156

No SAR's exist for the Company.

Compensation of Directors

Each director of the Company is a director of Kentucky Bank, except for Betty J. Long. Company Directors are paid $400 for each Company and Kentucky Bank board meeting attended and non-employee Company directors are paid $100 for each Kentucky Bank committee meeting attended. Non-employee Directors of Kentucky Bank are also granted a 10-year option to purchase 100 shares of the Company's common stock following each year in which Kentucky Bank has a return on assets of 1 percent or greater. The option's exercise price is the fair market value per share on the date of grant.

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


In general, a participant's remuneration covered by the Company's pension plan is his or her average annual cash compensation (W-2 earnings) for the last 5 years. The years of service are 31 years for Mr. Woodford, 1 year for Mr. Prichard and 18 years for Mr. Fryman.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

Set forth below are the number of shares of the Company's common stock beneficially owned by each director and executive officer, and all current directors and executive officers as a group as of December 31, 2003.

      Name                Shares Beneficially Owned(1)
                            Number          Percentage

William Arvin (2)           29,971              1.1%

Gregory J. Dawson (3)        9,085              *

James L. Ferrell, M.D. (4)  28,250              *

Norman J. Fryman (5)         3,780              *

Henry Hinkle (6)            28,055              *

Theodore Kuster (7)         17,855              *

Betty J. Long                    -              *

Ted McClain                    815              *

Louis Prichard                 310              *

William R. Stamler (8)      31,470              1.1%

Robert G. Thompson (9)       5,950              *

Buckner Woodford (10)      249,548              8.8%

All directors and officers
(12 persons) as a group
(consisting of those
persons named above)(11)   405,089             14.3%

*  Less than 1%



1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole or shared voting and sole or shared investment power.
2) Includes 11,858 shares held in a retirement account, 11,968 shares held of record by Mr. Arvin's wife, as to which Mr. Arvin disclaims beneficial ownership, 5,465 held jointly with his wife and 550 shares that Mr. Arvin may acquire upon exercise of outstanding stock options.
3) Includes 3,060 shares that Mr. Dawson may acquire upon exercise of outstanding stock options.
4) Includes 4,000 shares held in a retirement account and 750 shares that Dr. Ferrell may acquire upon exercise of outstanding stock options. Also, includes 3,000 shares held by Dr. Ferrell's wife, as to which Dr. Ferrell disclaims beneficial ownership.
5) Includes 760 shares that Mr. Fryman may acquire upon exercise of outstanding stock options.
6) Includes 1,000 shares held by his wife and 640 shares held by three sons, as to which Mr. Hinkle disclaims beneficial ownership. Includes 24,000 shares held of record by Hinkle Contracting Company, as to which Mr. Hinkle, as president, has shared voting power. Also includes 750 shares that Mr. Hinkle may acquire upon exercise of outstanding stock options.
7) Includes 6,260 share held of record by Mr. Kuster's wife, as to which Mr. Kuster disclaims beneficial ownership. Also includes 5,500 shares held in a retirement account and 250 shares that Mr. Kuster may acquire upon exercise of outstanding stock options.
8) Includes 7,860 shares held by Signal Investments Corporation, as to which Mr. Stamler, as the chief executive officer and majority stockholder of such corporation, has sole voting and investment power. Also includes 250 shares that Mr. Stamler may acquire upon exercise of outstanding stock options.
9) Includes 750 shares that Mr. Thompson may acquire upon exercise of outstanding stock options.
10) Includes 8,000 shares held by his wife, as to which Mr. Woodford disclaims beneficial ownership. Also includes 208 shares held in a retirement account and 3,480 shares that Mr. Woodford may acquire upon exercise of outstanding stock options.
11) Includes 10,600 shares that may be acquired upon exercise of outstanding stock options.

The following table sets forth as of December 31, 2003 the only person known by the Company to own beneficially (as determined in accordance with the rules and regulations of the Commission) more than 5% of the outstanding common stock. See note 10 in the preceding table for further information.

Name and Address       Shares Beneficially
of Beneficial Owner           Owned         Percentage

Buckner Woodford             249,548            8.8%
340 Stoner Avenue
Paris, Kentucky 40361



The following table sets forth as of December 31, 2003 the Company's common stock authorized for issuance under equity compensation plans. The Company's shareholders have approved all of the Company's equity compensation plans.

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

Equity compensation plans
 Approved by security holders:
Employee Gift Program                   0                $  n/a                        736
1993 Employee Stock Ownership
   Incentive Plan                  32,126                 16.97                          0
1993 Non-Employee Directors
  Stock Ownership Plan              5,450                 21.37                     11,650
1999 Employee Stock Option Plan    19,984                 25.18                     79,448

Total                              57,560                $16.72                     91,834



Item 13.  Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of and had transactions with the Company's subsidiary bank in the ordinary course of business during the year ended December 31, 2003. Similar transactions may be expected to take place with the Company's subsidiary bank in the future. Outstanding loans and commitments made by such subsidiary bank in transactions with the Company's directors and officers and their associates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Certain directors and executive officers were loan customers of Kentucky Bank and outstanding loans were $2.5 million as of December 31, 2003 and $1.6 million as of December 31, 2002. See Note 4 in the notes to consolidated financial statements included as Exhibit 13. The Company purchased various types of insurance amounting to $220 thousand in 2003 from Hopewell Insurance Company. Director Ted McClain owns 33% of this company and is one of their insurance agents.



Item 14.  Principal Accountant Fees and Services

The Audit Committee has pre-approved that management of the Company may consult with the primary independent auditor concerning certain additional services outside of the audit work that was specifically approved in the engagement letter for those services. Included were services such as:

1.  Discussions related to accounting for mergers and acquisitions,
2.  Tax return preparation
  3.  Discussions concerning loan review,
  4.  Discussions regarding regulatory requirements,
  5.  Data processing and retirement plan audits, and
  6.  Profit enhancement and other consulting.

     The fees for services provided by the primary independent auditor, Crowe Chizek for 2003 and for 2002 were as follows:

          Audit fees - Fees for the financial statement audit, and the review of the Company's Form 10-Q's were $65,600 for 2003 and $63,200 for 2002.

          Audit related fees - Aggregate fees for all assurance and related services were $10,500 for 2003 and $10,500 for 2002. These fees were incurred for audits of benefit plans. The 2003 amounts were preapproved by the audit committee.

          Tax fees - Fees related to tax compliance, advice and planning were $6,400 for 2003 and $6,400 for 2002. The 2003 amounts were preapproved by the audit committee.

          All other fees - Consulting fees related to acquisitions and profitability were $17,095 for 2003 and $5,005 for 2002. Loan review fees were $23,800 for 2003 and $23,600 for 2002. The 2003 amounts were preapproved by the audit committee.

     All services provided by the Corporation's primary independent auditor in 2003 and 2002 were approved by the Audit Committee.




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

10.1  Kentucky Bancshares, Inc. 1993 Employee Stock Ownership
Incentive Plan is incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-4 (File No.
33-96358).*

10.2  Kentucky Bancshares, Inc. 1993 Non-Employee Directors Stock
Ownership Incentive   Plan is incorporated by reference to
Exhibit 10.3 of the Registrant's Registration Statement on Form
S-4 (File No. 33-96358).*

10.3 Kentucky Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant's
Form 10-K for the fiscal year ended December 31, 1998.*

11    Computation of earnings per share - See Note 12 in the notes to consolidated financial statements included as Exhibit 13.

13    Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Auditors

21    Subsidiaries of Registrant

23    Consent of Crowe Chizek and Company LLC

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Denotes a management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit pursuant to Item 601(10) (iii) of Regulation S-K.

(b)  Current Reports on Form 8-K during the quarter ended December 31, 2003

      The Company filed a Form 8-K dated October 16, 2003, Item 7 and Item 12 to report the issuance of a press release announcing its operating results for the nine-month period ended September 30, 2003.

      The Company filed a Form 8-K dated October 24, 2003, Item 5 announcing shareholder approval from Kentucky First Bancorp, Inc. of the Agreement and Plan of Merger.

      The Company filed a Form 8-K dated November 12, 2003, Item 5 announcing the closing of the merger with Kentucky First Bancorp, Inc.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Bancshares, Inc.
By:  __/s/Buckner Woodford__
Buckner Woodford, President and Chief Executive Officer, Director
March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__/s/Buckner Woodford _______       March 30, 2004
Buckner Woodford, President and Chief Executive Officer, Director

__/s/Gregory J. Dawson_______       March 30, 2004
Gregory J. Dawson, Chief Financial and Accounting Officer

__/s/James L. Ferrell________       March 30, 2004
James L. Ferrell, M.D., Chairman of the Board, Director

_____________________________       March 30, 2004
William Arvin, Director

__                    __ ____       March 30, 2004
Henry Hinkle, Director

_____________________________       March 30, 2004
Theodore Kuster, Director

__/s/Betty J. Long___________       March 29, 2004
Betty J. Long, Director

__/s/Ted McClain____________       March 30, 2004
Ted McClain, Director

__/s/Louis Prichard__________       March 30, 2004
Louis Prichard, Director

_____________________________       March 30, 2004
William R. Stamler, Director

__/s/Robert G. Thompson______       March 30, 2004
Robert G. Thompson, Director




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

10.1  Kentucky Bancshares, Inc. 1993 Employee Stock Ownership
Incentive Plan is incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-4 (File
No. 33-96358).*

10.2  Kentucky Bancshares, Inc. 1993 Non-Employee Directors Stock
Ownership Incentive Plan is incorporated by reference to
Exhibit 10.3 of the Registrant's Registration Statement on
Form S-4 (File No. 33-96358).*

10.3 Kentucky Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K for the fiscal year ended December
31, 1998.*

11    Computation of earnings per share - See Note 10 in the notes to consolidated financial statements included as Exhibit 13.

13    Kentucky Bancshares, Inc. 2003 Annual Report

21    Subsidiaries of Registrant

23    Consent of Crowe Chizek and Company LLC

31.1  Certification of Chief Executive Officer pursuant to Rule
13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2  Certification of Chief Financial Officer pursuant to Rule
13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Denotes a management contract or compensatory plan or arrangement of the Registrant required to be filed as an exhibit pursuant to Item 601(10) (iii) of Regulation S-K.

6

22

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998



44
40