Form 10-Q
period 2004-03-31
BOURBON BANCSHARES INC /KY/
filed 2004-05-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
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
Yes    X     No _____

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes          No   X___


Number of shares of Common Stock outstanding as of May 6, 2004:  2,801,527.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   5

            Consolidated Statements of Cash Flows                   6

            Notes to Consolidated Financial Statements              7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   11

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           17

Item 4.     Controls and Procedures                                18

Part II - Other Information                                        19

Signatures                                                         20

Exhibits

     31.1 Certifications of Chief Executive Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        21

     31.2 Certifications of Chief Financial Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        23

     32   Certifications of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                              25



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        3/31/2004 12/31/2003
Assets
  Cash and due from banks                          $  12,309  $  15,225
  Federal funds sold                                     752      6,163
    Cash and cash equivalents                         13,061     21,388
  Securities available for sale                      157,195    128,790
  Mortgage loans held for sale                         7,003      7,759
  Loans                                              313,612    313,002
  Allowance for loan losses                           (3,937)    (3,820)
    Net loans                                        309,675    309,182
  Federal Home Loan Bank stock                         4,979      4,930
  Bank premises and equipment, net                    11,944     11,606
  Interest receivable                                  3,271      3,250
  Goodwill                                            10,200     10,200
  Other intangible assets                              1,048      1,137
  Other assets                                         2,282      2,610
    Total assets                                   $ 520,658  $ 500,852

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  64,063  $  64,842
    Time deposits, $100 and over                      49,825     49,915
    Other interest bearing                           271,631    269,842
      Total deposits                                 385,519    384,599
  Securities sold under agreements to repurchase      20,601      1,791
  Other borrowed funds                                   481      5,494
  Subordinated debentures                              7,217      7,217
  Federal Home Loan Bank advances                     56,982     53,232
  Interest payable                                     1,579      1,636
  Other liabilities                                    1,255        826
    Total liabilities                                473,634    454,795

  Stockholders' equity
  Common stock                                         7,019      6,985
  Retained earnings                                   38,114     37,553
  Accumulated other comprehensive income               1,891      1,519
    Total stockholders' equity                        47,024     46,057
    Total liabilities & stockholders' equity       $ 520,658  $ 500,852




KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)              Three Months Ending
                                                   3/31/2004   3/31/2003
INTEREST INCOME:
  Loans, including fees                            $    4,808  $    4,728
  Securities available for sale                         1,441         885
  Other                                                    18          49
    Total interest income                               6,267       5,662
INTEREST EXPENSE:
  Deposits                                              1,436       1,450
  Other                                                   760         592
    Total interest expense                              2,196       2,042
  Net interest income                                   4,071       3,620
  Loan loss provision                                     255         225
  Net interest income after provision                   3,816       3,395
OTHER INCOME:
  Service charges                                       1,055         983
  Loan service fee income                                  59          62
  Trust department income                                  82          95
  Securities available for sale gains (losses), net        16          18
  Gain on sale of mortgage loans                          102         292
  Other                                                   248         267
    Total other income                                  1,562       1,717
OTHER EXPENSES:
  Salaries and employee benefits                        2,042       1,895
  Occupancy expenses                                      589         500
  Amortization of intangibles                             145         118
  Advertising and marketing                               100         100
  Taxes other than payroll, property and income           123         110
  Other                                                   825         728
    Total other expenses                                3,824       3,451
  Income before taxes                                   1,554       1,661
  Income taxes                                            404         478
Net income                                         $    1,150  $    1,183

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  372          21

Comprehensive Income                               $    1,522  $    1,204

Earnings per share
Basic                                              $     0.41  $     0.43
Diluted                                                  0.41        0.42



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)

                                                                    Accumulated
                                                                       Other        Total
                                    ----Common Stock----  Retained Comprehensive Stockholders'
                                      Shares     Amount   Earnings    Income       Equity



Balances, December 31, 2003          2,799,781  $  6,985  $ 37,553  $     1,519  $    46,057

Common stock issued                      1,746        34       -            -             34

Common stock purchased                     -         -         -            -            -

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                -         -         -            372          372

Net income                                 -         -       1,150          -          1,150

Dividends declared - $0.21 per share       -         -        (589)         -           (589)

Balances, March 31, 2004             2,801,527  $  7,019  $ 38,114  $     1,891  $    47,024





KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                              Three Months Ending
                                                         3/31/2004  3/31/2003
Cash Flows From Operating Activities
  Net Income                                             $   1,150  $   1,183
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 301        238
  Amortization                                                 145        118
  Securities available for sale amortization (accretion)       176        189
  Provision for loan losses                                    255        225
  Securities available for sale (gains) losses, net            (16)       (18)
  Originations of loans held for sale                       (5,164)   (11,225)
  Proceeds from sale of loans                                6,022     10,590
  Federal Home Loan Bank Stock dividends                       (49)       (40)
  Gain on sale of mortgage loans                              (102)      (292)
  Changes in:
    Interest receivable                                        (21)       163
    Other assets                                               429       (233)
    Interest payable                                           (57)        42
    Other liabilities                                           81         63
      Net cash from operating activities                     3,150      1,003
Cash Flows From Investing Activities
  Purchases of securities available for sale               (42,526)   (19,490)
  Proceeds from sales of securities available for sale          19      3,055
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   14,505      9,618
  Net change in loans                                         (748)       813
  Purchases of bank premises and equipment, net               (639)      (352)
    Net cash from investing activities                     (29,389)    (6,356)
Cash Flows From Financing Activities:
  Net change in deposits                                       920     (8,156)
  Net change in securities sold under agreements to
   repurchase and other borrowings                          13,797     (2,379)
  Advances from Federal Home Loan Bank                      10,000        -
  Payments on Federal Home Loan Bank advances               (6,250)      (642)
  Proceeds from issuance of common stock                        34         67
  Purchase of common stock                                     -          (11)
  Dividends paid                                              (589)      (528)
    Net cash from financing activities                      17,912    (11,649)
Net change in cash and cash equivalents                     (8,327)   (17,002)
Cash and cash equivalents at beginning of period            21,388     29,176
Cash and cash equivalents at end of period               $  13,061  $  12,174




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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


2.	GOODWILL AND OTHER INTANGIBLE ASSETS

The balance for goodwill is $10,199,830 as of March 31, 2004. Goodwill will not be amortized but instead evaluated periodically for impairment.

Acquired intangible assets were as follows:

                                       Original      Accumulated
                                        Amount      Amortization
                                                      3/31/2004
Core deposit intangible               $3,656,403     $2,608,308

Amortization expense was $89,016 for the first three months of 2004 and $69,867 for the first three months of 2003.

Estimated amortization expense for the next five years is: 2004 - $275,491; 2005 - $95,736; 2006 - $95,736; 2007 - $95,736; and 2008 - $95,736.

The change in balance for intangible assets during the period is as follows:

Beginning of year            $1,137,111
Amortization                    (89,016)
End of period                 1,048,095



3.	INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

March 31, 2004
  U.S. Treasury                      $   3,020  $      35  $       -  $  3,055
  U.S. government agencies              42,027        248        (14)   42,261
  States and political subdivisions     37,427      1,540        (82)   38,885
  Mortgage-backed                       69,650        749        (54)   70,345
  Equity securities                      1,198        391         (3)    1,586
  Other                                  1,008         55          -     1,063
    Total                              154,330      3,018       (153)  157,195

December 31, 2003
  U.S. Treasury                      $   3,022  $      11  $       -  $  3,033
  U.S. government agencies              36,642        125       (133)   36,634
  States and political subdivisions     37,656      1,536        (50)   39,142
  Mortgage-backed                       46,944        631       (193)   47,382
  Equity securities                      1,215        327         (8)    1,534
  Other                                  1,009         56        -       1,065
    Total                              126,488      2,686       (384)  128,790

4.	LOANS

Loans at period-end are as follows:
(in thousands)

                                     3/31/2004   12/31/2003

Commercial                           $   14,741  $   14,278
Real estate construction                 14,137      14,313
Real estate mortgage                    217,546     214,529
Agricultural                             55,427      56,615
Consumer                                 11,761      13,267
Total                                   313,612     313,002




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

6.	On November 7, 2003, the Company acquired 100% of the outstanding shares of
Kentucky First Bancorp, Inc., parent of First Federal Savings Bank.
Operating results of Kentucky First Bancorp, Inc. are included in the consolidated financial statements since the date of the acquisition.  As a result of this acquisition, the Company expects to further solidify its market share in central Kentucky.

The purchase price in cash was $23.25 per share or $22,271,000. The purchase price resulted in approximately $10,200,000 in goodwill, and $766,000 in core deposit intangible. The core deposit intangible asset will be amortized over 10 years, using the straight line method. Goodwill will not be amortized but instead evaluated periodically for impairment.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Securities available for sale     $  23,156,000
Loans                                31,205,000
Goodwill                             10,200,000
Core deposit intangible                 766,000
Other assets                         18,468,000
Total assets acquired             $  83,795,000

Deposits                            (52,939,000)
Other liabilities                    (8,585,000)
Total liabilities assumed         $ (61,524,000)

Net assets acquired               $  22,271,000



7.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                  Three Months Ended
                                                           March 31
                                                      2004          2003
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,150      $1,183
  Weighted average common shares outstanding        2,801       2,774
  Basic earnings per share                         $ 0.41      $ 0.43

Diluted Earnings Per Share
  Net Income                                       $1,150      $1,183
  Weighted average common shares outstanding        2,801       2,774
  Add dilutive effects of assumed exercise
   of stock options                                    22          31
  Weighted average common and dilutive
   potential common shares outstanding              2,823       2,805
  Diluted earnings per share                       $ 0.41      $ 0.42

8.	Stock Compensation

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

                                           Three months ended
                                                March 31

                                           2004          2003
                                             (In thousands)
Net income
  As reported                           $  1,150       $  1,183
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                         (5)            (9)
     Pro forma                             1,145          1,174

                                           2004          2003
Basic earnings per share
  As reported                           $   0.41       $   0.43
  Pro forma                                 0.41           0.42

Diluted earnings per share
  As reported                           $   0.41       $   0.42
  Pro forma                                 0.41           0.42


9.	Dividends per share paid for the quarter ended March 31, 2004 were $0.21 compared to $0.19 for March 31, 2003.

10. Components of Net Periodic Cost

                                        Three Months Ended March 31
                                              (in thousands)

Pension Benefits
                                            2004          2003

Service cost                               $   102       $    79
Interest cost                                   76            66
Expected return on plan assets                 (80)          (66)
Amortization                                     3             4

Net Periodic Cost                          $   101       $    83

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $375 thousand to its Pension Plan. No contributions to the Pension Plan were made for the quarter ended March 31, 2004, and the Company anticipates making its annual contribution in the fourth quarter of 2004.


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

Recent Developments

In January 2004, the Company's staff and management met to discuss new ideas on profit enhancement. Many projects were identified, and are centered around cost savings or income generation. These projects are designed to foster the future net income of the Company in 2004 and future years.



Summary

Kentucky Bancshares, Inc. recorded net income of $1.1 million, or $0.41 basic earnings per share and $0.41 diluted earnings per share for the first three months ended March 31, 2004 compared to $1.2 million, or $0.43 basic earnings per share and $0.42 diluted earnings per share for the three month period ending March 31, 2003. The first three months reflects a decrease in net income of 2.8% compared to the first three months of the prior year.

Return on average assets was 0.89% for the three months ended March 31, 2004 and 1.14% for the same time period in 2003, a decrease of 22%. Return on average equity was 9.6% for the three month period ended March 31, 2004 and 10.6% for the same period in 2003.

Loans increased $610 thousand from $313.0 million on December 31, 2003 to $313.6 million on March 31, 2004. An increase of $3.0 million in real estate mortgage loans was offset mainly by a decrease in agricultural and consumer loans. Management attributes the overall lower growth in loans primarily to the sluggish economy and increased competition. These factors have also contributed to decreases in net interest margin.

Total deposits increased from $384.6 million on December 31, 2003 to $385.5 million on March 31, 2004, an increase of $920 thousand. The increase is mainly attributable to other time deposits increasing $1.8 million and non-interest bearing deposits decreasing $779 thousand.

Net Interest Income

Net interest income was $4.1 million for the three months ended March 31, 2004 and $3.6 million for the three months ending March 31, 2003, resulting in an increase of $451 thousand. The interest spread was 3.37% for the first three months of 2004 compared to 3.64% for the same period in 2003, a decrease of 27 basis points. The latest drop in rates was on June 27, 2003. The Federal Reserve lowered short term interest rates another 25 basis points. Generally, the low interest rate environment, in conjunction with the addition of the trust preferred securities with their 7.06% fixed rate of interest have contributed to tighter net interest margins in the first quarter of 2004 compared to 2003.

For the first three months, the yield on assets decreased from 5.86% in 2003 to 5.25% in 2004. The cost of liabilities decreased from 2.22% in 2003 to 1.88% in 2004. Year to date average loans are up $29.7 million, or 10.5% from March 31, 2003 to March 31, 2004. On November 7, 2004, the acquisition of Kentucky First Bancorp, Inc. resulted in $31.2 million being added to the outstanding balance of loans. Loan interest income has increased $80 thousand for the first three months of 2004 compared to the first three months of 2003. Year to date average deposits also increased from March 31, 2003 to March 31, 2004, up $72.5 million, or 22.7%. The above mentioned acquisition added $52.9 million in deposits. Deposit interest expense has decreased $14 thousand for the first three months of 2004 compared to the same period in 2003.

The declining rate environment in recent years has resulted in tighter margins in 2003 and 2004. However, due to the acquisition, net interest income has increased $451 thousand for the first three months of 2004 compared to the same period in 2003. The banking industry continues to battle competition for loan and deposit dollars, and this trend is expected to continue.

During the first quarter of 2004, the Company determined that it was in its best interest to purchase additional investment securities. The Company implemented leverage strategies amounting to $30 million. Investments were purchased and funded by repurchase agreements and Federal Home Loan Bank advances. These strategies are expected to initially add $50 thousand to net income before taxes.



Non-Interest Income

Non-interest income decreased $155 thousand for the three month period ended March 31, 2004 from $1.7 million to $1.6 million. An increase of $73 thousand in service charges from the first three months of 2003 to the comparable 2004 period is mainly attributable to an increase in checking overdraft charges of $92 thousand. The accounts acquired through the acquisition of Kentucky First in November 2003 have also added to the increase.

Gain on sale of mortgage loans decreased $190 thousand during the first three months of 2004 compared to the same period in 2003. The volume of loan originations and sales are inverse to rate changes. The stabilizing or increasing of interest rates has caused the income to be lower in 2004 than in 2003, and this expectation will cause the income from the sale of loans to be lower in future periods than in the 2003.

Non-Interest Expense

The increase of $373 thousand in non-interest expenses from $3.4 million for the three months ended March 31, 2003 to $3.8 million for the same period in 2004 was a result of several factors. Salaries and benefits increased $147 thousand for the first three months of 2004 compared to 2003, an increase of 8%. The increase is due to annual salary increases and an increased number of employees. Employee benefits represented $22 thousand of the increase in salaries and employee benefits expense during these comparable periods.

Occupancy expenses increased $89 thousand from $500 thousand for the first three months of 2003 compared to $589 thousand for the same period in 2004.

Other expenses increased $97 thousand to $825 thousand for the first three months of 2004 compared to the same period in 2003. Debit card expenses and repossession expenses have increased $34 thousand and $39 thousand, respectively, when compared to the same period in 2003.

The acquisition of Kentucky First in November 2003 was a main contributor in the expenses increasing from 2003 to 2004.

Income Taxes

The tax equivalent rate for the three months ended March 31 was 26% for 2004 and 29% for 2003. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2004, 84,333 shares have been purchased, with the most recent share repurchase having occurred on February 5, 2003. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.



Cash and cash equivalents were $13.1 million as of March 31, 2004 compared to $21.4 million at December 31, 2003. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $157.2 million at March 31, 2004. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company maintains a relatively stable base of customer deposits, which is expected to be adequate to meet its funding demands.

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

To assist in funding the Company's continued growth and development of its business, including the November 7, 2003 acquisition of Kentucky First Bancorp, on August 28, 2003, Kentucky Bancshares Statutory Trust I, a trust subsidiary of the Company, issued 7,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for subordinated debentures with terms that are similar to the trust preferred securities; these debentures are the sole asset of the trust subsidiary. Distributions on the securities are payable quarterly at a rate per annum equal to 7.06% through September 17, 2008, and thereafter quarterly in arrears at the annual rate (adjusted quarterly) equal to the 3-month LIBOR plus 3.00%. The Company has guaranteed that the trust subsidiary will make the required distributions to the holders of the trust preferred securities. The trust preferred securities, which mature September 17, 2033, are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference.
Subject to regulatory approval, the subordinated debentures are redeemable before the maturity date at the Company's option on or after September 17, 2008, at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined in the debenture indenture. The Company undertook the issuance of these securities to enhance its regulatory capital position as they are considered as Tier I capital under current regulatory guidelines.

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of March 31, 2004, we have sufficient collateral to borrow an additional $33 million from the FHLB. In addition, as of March 31, 2004, over $53 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of March 31, 2004, the Company's non-performing loans totaled $2.6 million or 0.8% of loans compared to $2.6 million or 0.8% of loans at December 31, 2003. (See table below) The decrease in non-accrual loans and the increase in accruing loans past due 90 days or more is attributable to various smaller consumer or real estate loans. Real estate loans composed 69% of the non-performing loans as of March 31, 2004 and as of December 31, 2003, respectively. Forgone interest income on the non-accrual loans for both 2004 and 2003 is immaterial.

Nonperforming Assets
                                          3/31/04     12/31/03
                                             (in thousands)

Non-accrual Loans                        $    1,166  $    1,844
Accruing Loans which are
 Contractually past due
 90 days or more                              1,478         779
Restructured Loans                              -           -
Total Nonperforming and Restructured          2,644       2,623
Other Real Estate                               516         375
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    3,160  $    2,998
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.84%       0.82%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.61%       0.60%



Provision for Loan Losses

The first three months 2004 provision for loan losses of $255 thousand is greater than the comparable 2003 period by $30 thousand. An increase in nonperforming loans caused management to increase the provision in 2004 in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the three month period ended March 31, 2004 were $138 thousand compared to $182 thousand for the same time period in 2003. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss reserve is sufficient to meet probable incurred loan losses.

Loan Losses
                                               Three Months Ended March 31
                                                      (in thousands)
                                                   2004             2003
Balance at Beginning of Period                $      3,820     $      3,395
Amounts Charged-off:
  Commercial                                            15               42
  Agricultural                                          83               20
  Consumer                                             112              157
Total Charged-off Loans                                210              219
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             4                4
  Real Estate Mortgage                                  34              -
  Agricultural                                           4                1
  Consumer                                              30               32
Total Recoveries                                        72               37
Net Charge-offs                                        138              182
Provision for Loan Losses                              255              225
Balance at End of Period                             3,937            3,438
Loans
  Average                                          312,334          283,128
  At March 31                                      313,612          283,259
As a Percentage of Average Loans:
  Net Charge-offs                                     0.04%           0.06%
  Provision for Loan Losses                           0.08%           0.08%
Allowance as a Percentage of
 Period-end Loans                                     1.26%           1.21%
Allowance as a Multiple of
 Net Charge-offs                                      28.5             18.9
Allowance as a Percentage of
 Non-performing and Restructured Loans                 149%            105%



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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of March 31, 2004 the projected percentage changes are within the Board approved limits, except for the "- 300". In the "- 300" scenario, most of the rates used in the model cannot decline 300 basis points because of the current low level of rates. In this scenario, the net interest income changes are outside the Board approved limit, and are monitored by the Board on a monthly basis. In addition, management has made some asset/liability decisions that would lessen the impact of changing interest rates. Therefore, the Company currently has slightly less volatility to changing rates than existing a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2004 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (4/04 - 3/05)
  Interest Income          $21,641   $24,670   $26,301   $27,932   $31,197
  Interest Expense           6,959     7,203     8,365     9,533    11,868
    Net Interest Income     14,682    17,467    17,936    18,399    19,329


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/04 - 3/05)
  Interest Income          $(4,660)  $(1,631)   N/A      $ 1,631   $ 4,896
  Interest Expense          (1,406)   (1,162)   N/A        1,168     3,503
    Net Interest Income     (3,254)     (469)   N/A          463     1,393


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/04 - 3/05)
  Interest Income             -17.7%     -6.2%  N/A           6.2%     18.6%
  Interest Expense            -16.8%    -13.9%  N/A          14.0%     41.9%
    Net Interest Income       -18.1%     -2.6%  N/A           2.6%      7.8%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%




The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2003 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (4/03 - 3/04)
  Interest Income          $ 19,248  $ 21,849  $ 23,291  $ 24,733  $ 27,624
  Interest Expense            6,224     6,821     7,734     8,652    10,487
    Net Interest Income      13,024    15,028    15,557    16,081    17,137


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/03 - 3/04)
  Interest Income          $ (4,043) $ (1,442)  N/A      $  1,442  $  4,333
  Interest Expense           (1,510)     (913)  N/A           918     2,753
    Net Interest Income      (2,533)     (529)  N/A           524     1,580


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/03 - 3/04)
  Interest Income             -17.4%     -6.2%  N/A           6.2%     18.6%
  Interest Expense            -19.5%    -11.8%  N/A          11.9%     35.6%
    Net Interest Income       -16.3%     -3.4%  N/A           3.4%     10.2%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%

These projected changes in net interest income as of March 31, 2004 are less when compared to the projected changes in net interest income as of March 31, 2003. Projections from March 31, 2004, year one reflected a decline in net interest income of 2.6% with a 100 basis point decline compared to the 3.4% decline in 2003. The 300 basis point increase in rates reflected a 7.8% increase in net interest income in 2004 compared to 10.2% in 2003. Percentage changes in 2004 are less when compared to 2003. These changes are also attributable in part to the $30 million leverage transactions discussed in
Item 2 above. Therefore, changes in interest rates should have a smaller effect on net interest income.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

The registrant's 2004 Annual Meeting of Shareholders was held May 5, 2004. Proxies were solicited by the registrant's Board of Directors. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                    Votes For        Votes Withheld
          William M. Arvin          1,902,820            20,888
          James L. Ferrell          1,902,920            20,788
          Louis Prichard            1,902,920            20,788
          Woodrow Van Meter         1,923,508               200
          Betty J. Long             1,920,800             2,908

The following directors have a term of office that will continue following the Annual Meeting: Henry Hinkle, Theodore Kuster, Ted
McClain, William Stamler, Robert G. Thompson and Buckner Woodford, IV.

The total number of Common Shares outstanding as of March 26, 2004, the record date for the Annual Meeting of Shareholders, was 2,801,527.

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

                The Company filed a Form 8-K dated February 10, 2003, Item 7 and Item 12 to report the mailing to its shareholders of its operating results for the twelve-month period ended December 31, 2003.

                The Company filed a Form 8-K dated February 18, 2004, Item 5 announcing an increase in its dividend for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KENTUCKY BANCSHARES, INC.

Date  ____5/14/04_________     __/s/Buckner Woodford____________
                              Buckner Woodford, President and C.E.O.

Date  ____5/14/04_________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer




2

3
11
Lexlibrary/197885.1