Form 10-Q
period 2004-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2004-08-13
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
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
Yes    X     No _____

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes          No   X___


Number of shares of Common Stock outstanding as of August 3, 2004:  2,801,877.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   13

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           20

Item 4.     Controls and Procedures                                21

Part II - Other Information                                        22

Signatures                                                         23

Exhibits

     31.1 Certifications of Chief Executive Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        24

     31.2 Certifications of Chief Financial Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        26

     32   Certifications of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                              28



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        6/30/2004 12/31/2003
Assets
  Cash and due from banks                          $  12,186  $  15,225
  Federal funds sold                                     -        6,163
    Cash and cash equivalents                         12,186     21,388
  Securities available for sale                      133,224    128,790
  Mortgage loans held for sale                         6,903      7,759
  Loans                                              334,690    313,002
  Allowance for loan losses                           (4,093)    (3,820)
    Net loans                                        330,597    309,182
  Federal Home Loan Bank stock                         5,029      4,930
  Bank premises and equipment, net                    11,859     11,606
  Interest receivable                                  3,147      3,250
  Goodwill                                            10,200     10,200
  Other intangible assets                                959      1,137
  Other assets                                         2,988      2,610
    Total assets                                   $ 517,092  $ 500,852

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  68,641  $  64,842
    Time deposits, $100 and over                      49,815     49,915
    Other interest bearing                           260,625    269,842
      Total deposits                                 379,081    384,599
  Securities sold under agreements to repurchase      20,420      1,791
  Other borrowed funds                                 8,722      5,494
  Subordinated debentures                              7,217      7,217
  Federal Home Loan Bank advances                     54,239     53,232
  Interest payable                                     1,648      1,636
  Other liabilities                                      732        826
    Total liabilities                                472,059    454,795

  Stockholders' equity
  Common stock                                         7,029      6,985
  Retained earnings                                   38,965     37,553
  Accumulated other comprehensive income                (961)     1,519
    Total stockholders' equity                        45,033     46,057
    Total liabilities & stockholders' equity       $ 517,092  $ 500,852








See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                Six Months Ending
                                                   6/30/2004   6/30/2003
INTEREST INCOME:
  Loans, including fees                            $    9,813  $    9,417
  Securities available for sale                         2,889       1,797
  Other                                                    28          59
    Total interest income                              12,730      11,273
INTEREST EXPENSE:
  Deposits                                              2,848       2,785
  Other                                                 1,544       1,183
    Total interest expense                              4,392       3,968
  Net interest income                                   8,338       7,305
  Loan loss provision                                     450         450
  Net interest income after provision                   7,888       6,855
OTHER INCOME:
  Service charges                                       2,217       2,075
  Loan service fee income                                 119         124
  Trust department income                                 147         156
  Securities available for sale gains (losses), net        76          20
  Gain on sale of mortgage loans                          238         531
  Other                                                   541         468
    Total other income                                  3,338       3,374
OTHER EXPENSES:
  Salaries and employee benefits                        4,102       3,762
  Occupancy expenses                                    1,129       1,034
  Amortization of intangibles                             294         241
  Advertising and marketing                               196         200
  Taxes other than payroll, property and income           248         221
  Other                                                 1,688       1,479
    Total other expenses                                7,657       6,937
  Income before taxes                                   3,569       3,292
  Income taxes                                            980         937
Net income                                         $    2,589  $    2,355

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities               (2,480)        293

Comprehensive Income                               $      109  $    2,648

Earnings per share
Basic                                              $     0.92  $     0.85
Diluted                                                  0.92        0.84






See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)               Three Months Ending
                                                   6/30/2004   6/30/2003
INTEREST INCOME:
  Loans, including fees                            $    5,005  $    4,689
  Securities available for sale                         1,448         912
  Other                                                    10          10
    Total interest income                               6,463       5,611
INTEREST EXPENSE:
  Deposits                                              1,412       1,335
  Other                                                   784         591
    Total interest expense                              2,196       1,926
  Net interest income                                   4,267       3,685
  Loan loss provision                                     195         225
  Net interest income after provision                   4,072       3,460
OTHER INCOME:
  Service charges                                       1,162       1,092
  Loan service fee income                                  60          62
  Trust department income                                  65          61
  Securities available for sale gains (losses), net        60           2
  Gain on sale of mortgage loans                          136         239
  Other                                                   293         201
    Total other income                                  1,776       1,657
OTHER EXPENSES:
  Salaries and employee benefits                        2,060       1,867
  Occupancy expenses                                      540         534
  Amortization of intangibles                             149         123
  Advertising and marketing                                96         100
  Taxes other than payroll, property and income           125         111
  Other                                                   863         751
    Total other expenses                                3,833       3,486
  Income before taxes                                   2,015       1,631
  Income taxes                                            576         459
Net income                                         $    1,439  $    1,172

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities               (2,852)        272

Comprehensive Income                               $   (1,413) $    1,444

Earnings per share
Basic                                              $     0.51  $     0.42
Diluted                                                  0.51        0.42







See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                    Accumulated
                                                                       Other        Total
                                    ----Common Stock----  Retained Comprehensive Stockholders'
                                      Shares     Amount   Earnings    Income       Equity


Balances, December 31, 2003          2,799,781  $  6,985  $ 37,553  $     1,519  $    46,057

Common stock issued                      2,096        44       -            -             44

Common stock purchased                     -         -         -            -            -

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                -         -         -         (2,480)      (2,480)

Net income                                 -         -       2,589          -          2,589

Dividends declared - $0.42 per share       -         -      (1,177)         -         (1,177)

Balances, June 30, 2004              2,801,877  $  7,029  $ 38,965  $      (961) $    45,033





KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                               Six Months Ending
                                                         6/30/2004  6/30/2003
Cash Flows From Operating Activities
  Net Income                                             $   2,589  $   2,355
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 541        490
  Amortization                                                 294        241
  Securities available for sale amortization (accretion)       390        341
  Provision for loan losses                                    450        450
  Securities available for sale (gains) losses, net            (76)       (20)
  Originations of loans held for sale                      (12,301)   (22,040)
  Proceeds from sale of loans                               13,395     18,983
  Federal Home Loan Bank Stock dividends                       (99)       (81)
  Gain on sale of mortgage loans                              (238)      (531)
  Changes in:
    Interest receivable                                        103        330
    Other assets                                              (311)      (433)
    Interest payable                                            12        (38)
    Other liabilities                                        1,001       (358)
      Net cash from operating activities                     5,750       (311)
Cash Flows From Investing Activities
  Purchases of securities available for sale               (56,036)   (23,831)
  Proceeds from sales of securities available for sale      26,807      5,355
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   20,723     18,246
  Net change in loans                                      (21,865)       310
  Purchases of bank premises and equipment, net               (794)      (642)
  Proceeds from the sale of bank premises and equipment
    Net cash from investing activities                     (31,165)      (562)
Cash Flows From Financing Activities:
  Net change in deposits                                    (5,518)   (17,498)
  Net change in securities sold under agreements to
   repurchase and other borrowings                          21,857     (1,824)
  Advances from Federal Home Loan Bank                      10,000      8,000
  Payments on Federal Home Loan Bank advances               (8,993)    (4,967)
  Proceeds from issuance of common stock                        44         76
  Purchase of common stock                                     -          (11)
  Dividends paid                                            (1,177)    (1,056)
    Net cash from financing activities                      16,213    (17,280)
Net change in cash and cash equivalents                     (9,202)   (18,153)
Cash and cash equivalents at beginning of period            21,388     29,176
Cash and cash equivalents at end of period               $  12,186  $  11,023




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

The balance for goodwill was $10,199,830 as of June 30, 2004. Goodwill will not be amortized but instead evaluated periodically for impairment.

Acquired intangible assets were as follows:

                                       Original      Accumulated
                                        Amount      Amortization
                                                      6/30/2004
Core deposit intangible               $3,656,403     $2,697,324

Amortization expense was $178,032 for the first six months of 2004 and $139,734 for the first six months of 2003.

Estimated amortization expense for the next five years is: 2004 - $275,491; 2005 - $95,736; 2006 - $95,736; 2007 - $95,736; and 2008 - $95,736.

The change in balance for intangible assets during the period is as follows:

Beginning of year            $1,137,111
Amortization                   (178,032)
End of period                   959,079



3.	INVESTMENT SECURITIES

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

June 30, 2004
  U.S. Treasury                      $   3,018  $       -  $     (36) $  2,982
  U.S. government agencies              35,922          2       (822)   35,102
  States and political subdivisions     36,285        741       (337)   36,689
  Mortgage-backed                       58,262        293     (1,711)   56,844
  Equity securities                      1,193        414        -       1,607
    Total                              134,680      1,450     (2,906)  133,224

December 31, 2003
  U.S. Treasury                      $   3,022  $      11  $       -  $  3,033
  U.S. government agencies              36,642        125       (133)   36,634
  States and political subdivisions     37,656      1,536        (50)   39,142
  Mortgage-backed                       46,944        631       (193)   47,382
  Equity securities                      1,215        327         (8)    1,534
  Other                                  1,009         56        -       1,065
    Total                              126,488      2,686       (384)  128,790

4.	LOANS

Loans at period-end are as follows:
(in thousands)
                                     6/30/2004   12/31/2003

Commercial                           $   16,398  $   14,278
Real estate construction                 21,126      14,313
Real estate mortgage                    229,266     214,529
Agricultural                             56,696      56,615
Consumer                                 11,204      13,267
Total                                   334,690     313,002





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

The factors used in the earnings per share computation follow:

                   Six Months Ended
                                                            June 30
                                                      2004          2003
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $2,589      $2,355
  Weighted average common shares outstanding        2,801       2,776
  Basic earnings per share                         $ 0.92      $ 0.85

Diluted Earnings Per Share
  Net Income                                       $2,589      $2,355
  Weighted average common shares outstanding        2,801       2,776
  Add dilutive effects of assumed exercise
   of stock options                                    22          17
  Weighted average common and dilutive
   potential common shares outstanding              2,823       2,793
  Diluted earnings per share                       $ 0.92      $ 0.84

                  Three Months Ended
                                                            June 30
                                                      2004          2003
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,439      $1,172
  Weighted average common shares outstanding        2,802       2,777
  Basic earnings per share                         $ 0.51      $ 0.42

Diluted Earnings Per Share
  Net Income                                       $1,439      $1,172
  Weighted average common shares outstanding        2,802       2,777
  Add dilutive effects of assumed exercise
   of stock options                                    21          33
  Weighted average common and dilutive
   potential common shares outstanding              2,823       2,810
  Diluted earnings per share                       $ 0.51      $ 0.42


8.	Stock Compensation

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

                                        Six months ended June 30
                                             (in thousands)

                                           2004          2003
Net income
  As reported                           $  2,589       $  2,355
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                        (10)           (17)
     Pro forma                             2,579          2,338


Basic earnings per share
  As reported                           $   0.92       $   0.85
  Pro forma                                 0.92           0.84

Diluted earnings per share
  As reported                           $   0.92       $   0.84
  Pro forma                                 0.91           0.84


9.	Dividends per share paid for the quarter ended June 30, 2004 were $0.21 compared to $0.19 for June 30, 2003. This is the same rate of dividend paid for the first quarters of the respective years.

10. Components of Net Periodic Cost

                                         Six months ended June 30
                                              (in thousands)

Pension Benefits
                                            2004          2003

Service cost                               $   185       $   158
Interest cost                                  143           133
Expected return on plan assets                (160)         (133)
Amortization                                     -             8

Net Periodic Cost                          $   168       $   166

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $375 thousand to its Pension Plan. No contributions to the Pension Plan were made for the six months ended June 30, 2004, and the Company anticipates making its annual contribution in the third quarter of 2004.




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

Summary

Kentucky Bancshares, Inc. recorded net income of $2.6 million, or $0.92 basic and diluted earnings per share for the first six months ended June 30, 2004 compared to $2.4 million, or $0.85 basic earnings per share and $0.84 diluted earnings per share for the six month period ending June 30, 2003. The first six months earnings reflects an increase of 9.9% compared to the same time period in 2003. The net income for the three months ended June 30, 2004 was $1.4 million, or $0.51 basic and diluted earnings per share compared to $1.2 million, or $0.42 basic and diluted earnings per share for the three month period ending June 30, 2003. This three month period reflects an increase in net income of 22.8% compared to the three months of the prior year.

Return on average assets was 0.99% for the six months ended June 30, 2004 and 1.14% for the six month period ended June 30, 2003. Return on average assets was 1.20% for the three months ended June 30, 2004 and 1.14% for the same time period in 2003. Return on average equity was 11.0% for the six month period ended June 30, 2004 and 10.5% for the same period in 2003. Return on average equity for the three month period ended June 30, 2004 was 13.7% compared to 10.4% for the same time period in 2003.

Loans increased $21.7 million from $313.0 million on December 31, 2003 to $334.7 million on June 30, 2004. Increases in commercial, real estate construction and real estate mortgage loans were offset somewhat by a decrease in consumer loans. Management attributes the overall growth in loans primarily to an improvement in the economy.

Total deposits decreased from $384.6 million on December 31, 2003 to $379.1 million on June 30, 2004, a decrease of $5.5 million. The decrease is mainly attributable to other interest bearing deposits decreasing $9.2 million and non-interest bearing deposits increasing $3.8 million.



Net Interest Income

Net interest income was $8.3 million for the six months ended June 30, 2004 and $7.3 million for the six months ended June 30, 2003, an increase of 14.1%. Net interest income was $4.3 million for the three months ended June 30, 2004 and $3.7 million for the three months ending June 30, 2003, resulting in an increase of $582 thousand. The interest spread was 3.41% for the first six months of 2004 compared to 3.69% for the same period in 2003, a decrease of 28 basis points. Generally, the low interest rate environment, in conjunction with the addition of the trust preferred securities with their 7.06% fixed rate of interest have contributed to tighter net interest margins in the first six months of 2004 compared to 2003.

For the first six months, the yield on assets decreased from 5.86% in 2003 to 5.26% in 2004. The cost of liabilities decreased from 2.17% in 2003 to 1.86% in 2004. Year to date average loans are up $34.4 million, or 12.1% from June 30, 2003 to June 30, 2004. On November 7, 2004, the acquisition of Kentucky First Bancorp, Inc. resulted in $31.2 million being added to the outstanding balance of loans. Loan interest income has increased $396 thousand for the first six months of 2004 compared to the first six months of 2003. Year to date average deposits also increased from June 30, 2003 to June 30, 2004, up $70.0 million, or 21.7%. The above mentioned acquisition added $52.9 million in deposits. Deposit interest expense has increased $63 thousand for the first six months of 2004 compared to the same period in 2003.

The declining rate environment in recent years has resulted in tighter margins in 2003 and 2004. However, due to the acquisition, net interest income has increased $1.0 million for the first six months of 2004 compared to the same period in 2003. The banking industry continues to battle competition for loan and deposit dollars, and this trend is expected to continue.

During the first quarter of 2004, the Company determined that it was in its best interest to purchase additional investment securities. The Company implemented leverage strategies amounting to $30 million. Investments were purchased and funded by repurchase agreements and Federal Home Loan Bank advances. These strategies have added $232 thousand to net income before taxes for the first six months of 2004.

Non-Interest Income

Non-interest income decreased $36 thousand for the six months ended June 30, 2004 compared to the same period in 2003 from $3.4 million to $3.3 million, due primarily to the decrease in gain on sale of mortgage loans discussed below. Non-interest income increased $119 thousand for the three month period ended June 30, 2004 compared to the same period in 2003. An increase of $142 thousand in service charges from the first six months of 2003 to the comparable 2004 period is mainly attributable to an increase in checking overdraft charges of $192 thousand, offset mainly by a decrease in title insurance of $19 thousand and merchant processing of $23 thousand. The accounts acquired through the acquisition of Kentucky First in November 2003 have also added to the increase.

Gain on sale of mortgage loans decreased $293 thousand during the first six months of 2004 compared to the same period in 2003. The gain on sale of mortgage loans decreased $103 thousand for the three month period ended June 30, 2004 compared to the same three month period in 2003. The volume of loan originations and sales are inverse to rate changes. The stabilizing or increasing of interest rates has caused the income to be lower in 2004 than in 2003, and thus we expect the income from the sale of loans to be lower in future periods than in the 2003, if interest rates continue to rise.



Non-Interest Expense

Total non-interest expenses increased $720 thousand for the six month period ended June 30, 2004 compared to the same period in 2003, including an increase of $347 thousand in non-interest expenses from $3.5 million for the three months ended June 30, 2003 to $3.8 million for the same period in 2004. For the comparable six month periods, salaries and benefits increased $340 thousand, an increase of 9%. The increase is due to annual salary increases and an increased number of employees. Employee benefits represented $67 thousand of the increase in salaries and employee benefits expense during these comparable periods.

Occupancy expenses increased $95 thousand from $1.0 million for the first six months of 2003 compared to $1.1 million for the same period in 2004.
Occupancy expenses increased $6 thousand for the three month period ended June 30, 2004 compared to June 30, 2003.

Other expenses increased $209 thousand for the six months ended June 30, 2004 compared to the same time period in 2003. Other expenses increased $112 thousand for the three months ended June 30, 2004 compared to the same period in 2003. Debit card expenses, amortization expenses and repossession expenses have increased $32 thousand, $38 thousand and $52 thousand, respectively, when compared to the same six month period in 2003.

The acquisition of Kentucky First in November 2003 was a main contributor in the expenses increasing from 2003 to 2004.

Income Taxes

The tax equivalent rate for the six months ended June 30, 2004 was 27% compared to 28% in 2003. The tax equivalent rate for the three months ended June 30 was 29% for 2004 and 28% for 2003. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2004, 84,333 shares have been purchased, with the most recent share repurchase having occurred on February 5, 2003. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $12.2 million as of June 30, 2004 compared to $21.4 million at December 31, 2003. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $133.2 million at June 30, 2004. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company maintains a relatively stable base of customer deposits, which is expected to be adequate to meet its funding demands.

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

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of June 30, 2004, we have sufficient collateral to borrow an additional $35 million from the FHLB. In addition, as of June 30, 2004, over $53 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of June 30, 2004, the Company's non-performing loans totaled $1.9 million or 0.6% of loans compared to $2.6 million or 0.8% of loans at December 31, 2003. (See table below) The changes in non-accrual loans and in accruing loans past due 90 days or more is attributable to various smaller consumer and real estate loans. Real estate loans composed 89% of the non-performing loans as of June 30, 2004 and 69% as of December 31, 2003. Forgone interest income on the non-accrual loans for both 2004 and 2003 is immaterial.

Nonperforming Assets

                                          6/30/04     12/31/03
                                             (in thousands)

Non-accrual Loans                        $      882  $    1,844
Accruing Loans which are
 Contractually past due
 90 days or more                              1,007         779
Total Nonperforming and Restructured          1,889       2,623
Other Real Estate                               537         375
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    2,426  $    2,998
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.56%       0.82%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.47%       0.60%


Provision for Loan Losses

The loan loss provision for the first six months was $450 thousand for 2004 and 2003. The provision for the three months ended June 30, 2004 was $195 thousand compared to $225 thousand for the same period in 2003. A decrease in nonperforming loans caused management to decrease the 2004 second quarter provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the six month period ended June 30, 2004 were $177 thousand compared to $804 thousand for the same period in 2003. Net charge-offs for the three month period ended June 30, 2004 were $39 thousand compared to $622 thousand for the same time period in 2003. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss reserve is sufficient to meet probable incurred loan losses.

Loan Losses
                                                 Six Months Ended June 30
                                                       (in thousands)
                                                   2004             2003
Balance at Beginning of Period                $      3,820     $      3,395
Amounts Charged-off:
  Commercial                                            45              529
  Real Estate Construction                             -                -
  Real Estate Mortgage                                  19               88
  Agricultural                                          83               20
  Consumer                                             149              257
Total Charged-off Loans                                296              894
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             6                9
  Real Estate Construction                             -                -
  Real Estate Mortgage                                  37                1
  Agricultural                                           5               21
  Consumer                                              71               59
Total Recoveries                                       119               90
Net Charge-offs                                        177              804
Provision for Loan Losses                              450              450
Balance at End of Period                             4,093            3,041
Loans
  Average                                          317,597          282,773
  At June 30                                       334,690          283,040
As a Percentage of Average Loans:
  Net Charge-offs                                     0.06%           0.28%
  Provision for Loan Losses                           0.14%           0.16%
Allowance as a Percentage of
 Period-end Loans                                     1.22%           1.07%
Allowance as a Multiple of
 Net Charge-offs                                      11.6             1.9
Allowance as a Percentage of
 Non-performing and Restructured Loans                 217%            175%




Loan Losses
                                                   Quarter Ended June 30
                                                       (in thousands)
                                                   2004             2003
Balance at Beginning of Period                $      3,937     $      3,438
Amounts Charged-off:
  Commercial                                            30              487
  Real Estate Construction                             -                -
  Real Estate Mortgage                                  19               88
  Agricultural                                         -                -
  Consumer                                              37              100
Total Charged-off Loans                                 86              675
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             2                5
  Real Estate Construction                             -                -
  Real Estate Mortgage                                   3                1
  Agricultural                                           1               20
  Consumer                                              41               27
Total Recoveries                                        47               53
Net Charge-offs                                         39              622
Provision for Loan Losses                              195              225
Balance at End of Period                             4,093            3,041
Loans
  Average                                          322,860          282,418
  At June 30                                       334,690          283,040
As a Percentage of Average Loans:
  Net Charge-offs                                     0.01%           0.22%
  Provision for Loan Losses                           0.06%           0.08%
Allowance as a Multiple of
 Net Charge-offs                                      26.2             1.2



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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of June 30, 2004 the projected percentage changes are within the Board approved limits, except for the "- 300". In the "- 300" scenario, most of the rates used in the model cannot decline 300 basis points because of the current low level of rates. In this scenario, the net interest income changes are outside the Board approved limit, and are monitored by the Board on a monthly basis. In addition, management has made some asset/liability decisions that would lessen the impact of changing interest rates. Therefore, the Company currently has slightly less volatility to changing rates than existing a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2004 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (7/04 - 6/05)
  Interest Income          $21,667   $25,017   $26,735   $28,454   $31,896
  Interest Expense           6,787     7,122     8,457     9,800    12,488
    Net Interest Income     14,880    17,895    18,278    18,654    19,408


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/04 - 6/05)
  Interest Income          $(5,068)  $(1,718)   N/A      $ 1,719   $ 5,161
  Interest Expense          (1,670)   (1,335)   N/A        1,343     4,031
    Net Interest Income     (3,398)     (383)   N/A          376     1,130


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/04 - 6/05)
  Interest Income             -19.0%     -6.4%  N/A           6.4%     19.3%
  Interest Expense            -19.7%    -15.8%  N/A          15.9%     47.7%
    Net Interest Income       -18.6%     -2.1%  N/A           2.1%      6.2%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%






The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2003 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (7/03 - 6/04)
  Interest Income          $ 18,524  $ 21,107  $ 22,525  $ 23,945  $ 26,793
  Interest Expense            6,108     6,396     7,259     8,129     9,870
    Net Interest Income      12,416    14,711    15,266    15,816    16,923


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/03 - 6/04)
  Interest Income          $ (4,001) $ (1,418)  N/A      $  1,420  $  4,268
  Interest Expense           (1,151)     (863)  N/A           870     2,611
    Net Interest Income      (2,850)     (555)  N/A           550     1,657


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/03 - 6/04)
  Interest Income             -17.8%     -6.3%  N/A           6.3%     18.9%
  Interest Expense            -15.9%    -11.9%  N/A          12.0%     36.0%
    Net Interest Income       -18.7%     -3.6%  N/A           3.6%     10.9%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%


These projected changes in net interest income as of June 30, 2004 are less when compared to the projected changes in net interest income as of June 30, 2003. Projections from June 30, 2004, year one reflected a decline in net interest income of 2.1% with a 100 basis point decline compared to the 3.6% decline in 2003. The 300 basis point increase in rates reflected a 6.2% increase in net interest income in 2004 compared to 10.9% in 2003. Percentage changes in 2004 are less when compared to 2003. These changes are also attributable in part to the $30 million leverage transactions discussed in
Item 2 above. Therefore, changes in interest rates should have a smaller effect on net interest income.

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

                The Company filed a Form 8-K dated May 5, 2004, Item 7 and Item 12 to report the mailing to its shareholders of its operating results for the three-month period ended March 31, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KENTUCKY BANCSHARES, INC.

Date  ____8/13/04_________     __/s/Buckner Woodford____________
                              Buckner Woodford, President and C.E.O.

Date  ____8/13/04_________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer




2

3
23
Lexlibrary/197885.1