Form 10-Q
period 2004-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2004-11-15
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
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


Number of shares of Common Stock outstanding as of November 12, 2004:
2,684,348.


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



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        9/30/2004 12/31/2003
Assets
  Cash and due from banks                          $   9,444  $  15,225
  Federal funds sold                                       7      6,163
    Cash and cash equivalents                          9,451     21,388
  Securities available for sale                      118,095    128,790
  Mortgage loans held for sale                            36      7,759
  Loans                                              351,578    313,002
  Allowance for loan losses                           (4,261)    (3,820)
    Net loans                                        347,317    309,182
  Federal Home Loan Bank stock                         5,082      4,930
  Bank premises and equipment, net                    11,696     11,606
  Interest receivable                                  3,506      3,250
  Goodwill                                             9,336     10,200
  Other intangible assets                                885      1,137
  Other assets                                         2,129      2,610
    Total assets                                   $ 507,533  $ 500,852

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  65,743  $  64,842
    Time deposits, $100 and over                      55,753     49,915
    Other interest bearing                           244,013    269,842
      Total deposits                                 365,509    384,599
  Securities sold under agreements to repurchase      19,143      1,791
  Other borrowed funds                                 4,971      5,494
  Subordinated debentures                              7,217      7,217
  Federal Home Loan Bank advances                     62,995     53,232
  Interest payable                                     1,497      1,636
  Other liabilities                                    1,829        826
    Total liabilities                                463,161    454,795

  Stockholders' equity
  Common stock                                         3,617      6,985
  Retained earnings                                   39,981     37,553
  Accumulated other comprehensive income                 774      1,519
    Total stockholders' equity                        44,372     46,057
    Total liabilities & stockholders' equity       $ 507,533  $ 500,852



See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                Nine Months Ending
                                                    9/30/2004   9/30/2003
INTEREST INCOME:
  Loans, including fees                             $   15,038  $   13,949
  Securities available for sale                          4,167       2,589
  Other                                                     30          80
    Total interest income                               19,235      16,618
INTEREST EXPENSE:
  Deposits                                               4,219       3,979
  Other                                                  2,426       1,830
    Total interest expense                               6,645       5,809
  Net interest income                                   12,590      10,809
  Loan loss provision                                      620         675
  Net interest income after provision                   11,970      10,134
OTHER INCOME:
  Service charges                                        3,424       3,133
  Loan service fee income                                  182         183
  Trust department income                                  220         238
  Securities available for sale gains (losses), net        239         131
  Gain on sale of mortgage loans                           295         787
  Other                                                    788         689
    Total other income                                   5,148       5,161
OTHER EXPENSES:
  Salaries and employee benefits                         6,101       5,455
  Occupancy expenses                                     1,704       1,530
  Amortization                                             433         370
  Advertising and marketing                                294         300
  Taxes other than payroll, property and income            373         332
  Other                                                  2,410       2,361
    Total other expenses                                11,315      10,348
  Income before taxes                                    5,803       4,947
  Income taxes                                           1,635       1,331
Net income                                          $    4,168  $    3,616

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  (745)       (313)

Comprehensive Income                                $    3,423  $    3,303

Earnings per share
Basic                                               $     1.50  $     1.30
Diluted                                                   1.49        1.29


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                Three Months Ending
                                                    9/30/2004   9/30/2003
INTEREST INCOME:
  Loans, including fees                             $    5,225  $    4,532
  Securities available for sale                          1,278         792
  Other                                                      2          21
    Total interest income                                6,505       5,345
INTEREST EXPENSE:
  Deposits                                               1,371       1,194
  Other                                                    882         647
    Total interest expense                               2,253       1,841
  Net interest income                                    4,252       3,504
  Loan loss provision                                      170         225
  Net interest income after provision                    4,082       3,279
OTHER INCOME:
  Service charges                                        1,207       1,058
  Loan service fee income                                   63          59
  Trust department income                                   73          82
  Securities available for sale gains (losses), net        163         111
  Gain on sale of mortgage loans                            57         256
  Other                                                    247         221
    Total other income                                   1,810       1,787
OTHER EXPENSES:
  Salaries and employee benefits                         1,999       1,693
  Occupancy expenses                                       575         496
  Amortization                                             139         129
  Advertising and marketing                                 98         100
  Taxes other than payroll, property and income            125         111
  Other                                                    722         882
    Total other expenses                                 3,658       3,411
  Income before taxes                                    2,234       1,655
  Income taxes                                             655         394
Net income                                          $    1,579  $    1,261

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                 1,735        (606)

Comprehensive Income                                $    3,314  $      655

Earnings per share
Basic                                               $     0.58  $     0.45
Diluted                                                   0.57        0.45




See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                    Accumulated
                                                                       Other         Total
                                    ----Common Stock----  Retained Comprehensive  Stockholders'
                                      Shares     Amount   Earnings    Income         Equity

Balances, December 31, 2003          2,799,781  $  6,985  $ 37,553  $     1,519  $    46,057

Common stock issued                      2,680        56       -            -             56

Common stock purchased                (122,302)   (3,424)      -            -         (3,424)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                -         -         -           (745)        (745)

Net income                                 -         -       4,168          -          4,168

Dividends declared - $0.63 per share       -         -      (1,740)         -         (1,740)

Balances, September 30, 2004         2,680,159  $  3,617  $ 39,981  $       774  $    44,372







KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                               Nine Months Ending
                                                         9/30/2004  9/30/2003
Cash Flows From Operating Activities
  Net Income                                             $   4,168  $   3,616
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                 759        718
  Amortization                                                 433        370
  Securities available for sale amortization (accretion)       520        559
  Provision for loan losses                                    620        675
  Securities available for sale (gains) losses, net           (239)      (131)
  Originations of loans held for sale                      (16,775)   (36,555)
  Proceeds from sale of loans                               24,793     30,914
  Federal Home Loan Bank Stock dividends                      (152)      (122)
  Gain on sale of mortgage loans                              (295)      (787)
  Changes in:
    Interest receivable                                       (256)        71
    Other assets                                              (254)      (502)
    Interest payable                                          (139)      (470)
    Other liabilities                                        2,805        138
      Net cash from operating activities                    15,988     (1,506)
Cash Flows From Investing Activities
  Purchases of securities available for sale               (56,036)   (42,066)
  Proceeds from sales of securities available for sale      37,891      6,520
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   27,430     27,280
  Net change in loans                                      (38,755)     5,553
  Purchases of bank premises and equipment, net               (849)    (1,431)
    Net cash from investing activities                     (30,319)    (4,144)
Cash Flows From Financing Activities:
  Net change in deposits                                   (19,090)   (17,063)
  Net change in securities sold under agreements to
   repurchase and other borrowings                          16,829     (2,601)
  Proceeds from subordinated debentures                        -        7,000
  Advances from Federal Home Loan Bank                      10,000     12,000
  Payments on Federal Home Loan Bank advances                 (237)    (9,146)
  Proceeds from issuance of common stock                        56        176
  Purchase of common stock                                  (3,424)       (11)
  Dividends paid                                            (1,740)    (1,584)
    Net cash from financing activities                       2,394    (11,229)
Net change in cash and cash equivalents                    (11,937)   (16,879)
Cash and cash equivalents at beginning of period            21,388     29,176
Cash and cash equivalents at end of period               $   9,451  $  12,297






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

The balance for goodwill was $9,335,524 as of September 30, 2004. During the third quarter of 2004, the goodwill from Kentucky First Bancorp, Inc. was reduced by $864 thousand for items arising after the initial calculation of goodwill. Goodwill will not be amortized but instead evaluated periodically for impairment.

Acquired intangible assets were as follows:

                                       Original      Accumulated
                                        Amount      Amortization
                                                      9/30/2004
Core deposit intangible               $3,656,403     $2,770,848

Amortization expense was $251,556 for the first nine months of 2004 and $209,601 for the first nine months of 2003.

Estimated amortization expense for the next five years is: 2004 - $275,491; 2005 - $95,736; 2006 - $95,736; 2007 - $95,736; and 2008 - $95,736.

The change in balance for intangible assets during the period is as follows:

Beginning of year            $1,137,111
Amortization                   (251,556)
End of period                   885,555



3.	INVESTMENT SECURITIES

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

September 30, 2004
  U.S. Treasury                      $   3,016  $       1  $     (14) $  3,003
  U.S. government agencies              29,180         45       (315)   28,910
  States and political subdivisions     35,144      1,570        (97)   36,617
  Mortgage-backed                       48,911        117       (497)   48,531
  Equity securities                        671        363        -       1,034
    Total                              116,922      2,096       (923)  118,095

December 31, 2003
  U.S. Treasury                      $   3,022  $      11  $       -  $  3,033
  U.S. government agencies              36,642        125       (133)   36,634
  States and political subdivisions     37,656      1,536        (50)   39,142
  Mortgage-backed                       46,944        631       (193)   47,382
  Equity securities                      1,215        327         (8)    1,534
  Other                                  1,009         56        -       1,065
    Total                              126,488      2,686       (384)  128,790


4.	LOANS

Loans at period-end are as follows:
(in thousands)

                                     9/30/2004   12/31/2003

Commercial                           $   17,445  $   14,278
Real estate construction                 30,494      14,313
Real estate mortgage                    234,677     214,529
Agricultural                             58,802      56,615
Consumer                                 10,160      13,267
Total                                   351,578     313,002





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

The purchase price in cash was $23.25 per share or $22,271,000. The purchase price resulted in approximately $9,335,000 in goodwill, and $766,000 in core deposit intangible. The core deposit intangible asset will be amortized over 10 years, using the straight line method. Goodwill will not be amortized but instead evaluated periodically for impairment.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Securities available for sale     $  23,156,000
Loans                                31,205,000
Goodwill                              9,335,000
Core deposit intangible                 766,000
Other assets                         19,333,000
Total assets acquired             $  83,795,000

Deposits                            (52,939,000)
Other liabilities                    (8,585,000)
Total liabilities assumed         $ (61,524,000)

Net assets acquired               $  22,271,000



7.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                   Nine Months Ended
                                                         September 30
                                                      2004          2003
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $4,168      $3,616
  Weighted average common shares outstanding        2,782       2,778
  Basic earnings per share                         $ 1.50      $ 1.30

Diluted Earnings Per Share
  Net Income                                       $4,168      $3,616
  Weighted average common shares outstanding        2,782       2,778
  Add dilutive effects of assumed exercise
   of stock options                                    21          33
  Weighted average common and dilutive
   potential common shares outstanding              2,803       2,811
  Diluted earnings per share                       $ 1.49      $ 1.29

                  Three Months Ended
                                                         September 30
                                                      2004          2003
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,579      $1,261
  Weighted average common shares outstanding        2,745       2,782
  Basic earnings per share                         $ 0.58      $ 0.45

Diluted Earnings Per Share
  Net Income                                       $1,579      $1,261
  Weighted average common shares outstanding        2,745       2,782
  Add dilutive effects of assumed exercise
   of stock options                                    19          34
  Weighted average common and dilutive
   potential common shares outstanding              2,764       2,816
  Diluted earnings per share                       $ 0.57      $ 0.45


8.	Stock Compensation

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

                                    Nine months ended September 30
                                             (in thousands)

                                           2004          2003
Net income
  As reported                           $  4,168       $  3,616
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                        (16)           (25)
     Pro forma                             4,152          3,591


Basic earnings per share
  As reported                           $   1.50       $   1.30
  Pro forma                                 1.49           1.29

Diluted earnings per share
  As reported                           $   1.49       $   1.29
  Pro forma                                 1.48           1.28


9.	Dividends per share paid for the quarter ended September 30, 2004 were
$0.21 compared to $0.19 for September 30, 2003. This is the same rate of dividend paid for the first and second quarters of the respective years.

10. Components of Net Periodic Benefit Cost

                                      Nine months ended September 30
                                              (in thousands)

Pension Benefits
                                            2004          2003

Service cost                               $   277       $   236
Interest cost                                  215           199
Expected return on plan assets                (239)         (199)
Amortization                                     -            13

Net Periodic Benefit Cost                  $   253       $   249

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $375 thousand as its annual contribution to the Pension Plan. The Company made its actual annual contribution amounting to $277 thousand in the third quarter of 2004.




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

Summary

Kentucky Bancshares, Inc. recorded net income of $4.2 million, or $1.50 basic and $1.49 diluted earnings per share for the first nine months ended September 30, 2004 compared to $3.6 million, or $1.30 basic earnings per share and $1.29 diluted earnings per share for the nine month period ending September 30, 2003. The first nine months earnings reflects an increase of 15.3% compared to the same time period in 2003. The net income for the three months ended September 30, 2004 was $1.6 million, or $0.58 basic and $0.57 diluted earnings per share compared to $1.3 million, or $0.45 basic and diluted earnings per share for the three month period ending September 30, 2003. This three month period reflects an increase in net income of 25.2% compared to the three months of the prior year.

Return on average assets was 1.08% for the nine months ended September 30, 2004 and 1.17% for the nine month period ended September 30, 2003. Return on average assets was 1.27% for the three months ended September 30, 2004 and 1.22% for the same time period in 2003. Return on average equity was 12.0% for the nine month period ended September 30, 2004 and 10.7% for the same period in 2003. Return on average equity for the three month period ended September 30, 2004 was 14.1% compared to 11.0% for the same time period in 2003.

Loans increased $38.6 million from $313.0 million on December 31, 2003 to $351.6 million on September 30, 2004. Increases in commercial, real estate construction and real estate mortgage loans were offset somewhat by a decrease in consumer loans. Management attributes the overall growth in loans primarily to an improvement in the economy.

Total deposits decreased from $384.6 million on December 31, 2003 to $365.5 million on September 30, 2004, a decrease of $19.1 million. The decrease is mainly attributable to other interest bearing deposits decreasing $25.8 million, partially offset by a $5.8 million increase in time deposits of $100 thousand and over.



Net Interest Income

Net interest income was $12.6 million for the nine months ended September 30, 2004 and $10.8 million for the nine months ended September 30, 2003, an increase of 16.5%. Net interest income was $4.3 million for the three months ended September 30, 2004 and $3.5 million for the three months ending September 30, 2003, resulting in an increase of $748 thousand. The interest spread was 3.51% for the first nine months of 2004 compared to 3.65% for the same period in 2003, a decrease of 14 basis points. Generally, the low interest rate environment, in conjunction with the addition of the trust preferred securities with their 7.06% fixed rate of interest, have contributed to tighter net interest margins in the first nine months of 2004 compared to 2003.

For the first nine months, the yield on assets decreased from 5.74% in 2003 to 5.31% in 2004. The cost of liabilities decreased from 2.09% in 2003 to 1.80% in 2004. Year to date average loans are up $44.2 million, or 15.7% from September 30, 2003 to September 30, 2004. On November 7, 2003, the acquisition of Kentucky First Bancorp, Inc. resulted in $31.2 million being added to the outstanding balance of loans. Loan interest income has increased $1.1 million for the first nine months of 2004 compared to the first nine months of 2003. Year to date average deposits also increased from September 30, 2003 to September 30, 2004, up $64.2 million, or 20.0%. The above mentioned acquisition added $52.9 million in deposits. Deposit interest expense has increased $240 thousand for the first nine months of 2004 compared to the same period in 2003.

The declining rate environment in recent years has resulted in tighter margins in 2003 and 2004. However, due to the acquisition, net interest income has increased $1.8 million for the first nine months of 2004 compared to the same period in 2003. The banking industry continues to battle competition for loan and deposit dollars, and this trend is expected to continue.

During the first quarter of 2004, the Company determined that it was in its best interest to purchase additional investment securities. The Company implemented leverage strategies amounting to $30 million. Investments were purchased and funded by repurchase agreements and Federal Home Loan Bank advances. These strategies have added $337 thousand to net income before taxes for the first nine months of 2004.

Non-Interest Income

Non-interest income decreased $13 thousand for the nine months ended September 30, 2004 compared to the same period in 2003 from $5.2 million to $5.1 million, due primarily to the decrease in gain on sale of mortgage loans discussed below. Non-interest income increased $23 thousand for the three month period ended September 30, 2004 compared to the same period in 2003. An increase of $291 thousand in service charges from the first nine months of 2003 to the comparable 2004 period is mainly attributable to an increase in checking overdraft charges of $335 thousand, offset mainly by a decrease in merchant processing of $55 thousand. The accounts acquired through the acquisition of Kentucky First in November 2003 have also added to the increase.

Gain on sale of mortgage loans decreased $492 thousand during the first nine months of 2004 compared to the same period in 2003. The gain on sale of mortgage loans decreased $199 thousand for the three month period ended September 30, 2004 compared to the same three month period in 2003. The volume of loan originations and sales are inverse to rate changes. The stabilizing of long term interest rates, along with the significant decrease in refinancing activity, has caused the income to be lower in 2004 than in 2003.



Non-Interest Expense

Total non-interest expenses increased $967 thousand for the nine month period ended September 30, 2004 compared to the same period in 2003, including an increase of $247 thousand in non-interest expenses from $3.4 million for the three months ended September 30, 2003 to $3.7 million for the same period in 2004.

For the comparable nine month periods, salaries and benefits increased $646 thousand, an increase of 12%. The increase is due to annual salary increases and an increased number of employees. Incentives represented $137 thousand and employee benefits represented $103 thousand of the increase in salaries and employee benefits expense during these comparable periods.

Occupancy expenses increased $174 thousand from $1.5 million for the first nine months of 2003 compared to $1.7 million for the same period in 2004. Occupancy expenses increased $79 thousand for the three month period ended September 30, 2004 compared to September 30, 2003.

Other expenses increased $49 thousand for the nine months ended September 30, 2004 compared to the same time period in 2003. Other expenses decreased $160 thousand for the three months ended September 30, 2004 compared to the same period in 2003. Debit card expenses, amortization expenses, other taxes and repossession expenses have increased $28 thousand, $62 thousand, $41 thousand and $54 thousand, respectively, when compared to the same nine month period in 2003.

The acquisition of Kentucky First in November 2003 was a main contributor in the expenses increasing from 2003 to 2004.

Income Taxes

The tax equivalent rate for the nine months ended September 30, 2004 was 28% compared to 27% in 2003. The tax equivalent rate for the three months ended September 30 was 29% for 2004 and 24% for 2003. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder. These shares were outside of the previously mentioned stock repurchase
programs.   Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2004, 84,333 shares have been purchased, with the most recent share repurchase having occurred on February 5, 2003. The repurchase program has had a positive effect on earnings per share calculations.



Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $9.5 million as of September 30, 2004 compared to $21.4 million at December 31, 2003. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $118.1 million at September 30, 2004. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company maintains a relatively stable base of customer deposits, which is expected to be adequate to meet its funding demands.

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

Management is aware of the potential problem of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of September 30, 2004, we have sufficient collateral to borrow an additional $35 million from the FHLB. In addition, as of September 30, 2004, over $53 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of September 30, 2004, the Company's non-performing loans totaled $2.4 million or 0.7% of loans compared to $2.6 million or 0.8% of loans at December 31, 2003. (See table below) The changes in non-accrual loans and in accruing loans past due 90 days or more are attributable to various smaller consumer and real estate loans. Real estate loans composed 81% of the non-performing loans as of September 30, 2004 and 69% as of December 31, 2003. Forgone interest income on the non-accrual loans for both 2004 and 2003 is immaterial.

Nonperforming Assets

                                          9/30/04     12/31/03
                                             (in thousands)

Non-accrual Loans                        $    2,168  $    1,844
Accruing Loans which are
 Contractually past due
 90 days or more                                211         779
Total Nonperforming and Restructured          2,379       2,623
Other Real Estate                               373         375
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    2,752  $    2,998
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.68%       0.84%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.54%       0.60%



Provision for Loan Losses

The loan loss provision for the first nine months was $620 thousand for 2004 and $675 thousand for 2003. The provision for the three months ended September 30, 2004 was $170 thousand compared to $225 thousand for the same period in 2003. A decrease in nonperforming loans and the lower level of net charge-offs have caused management to decrease the 2004 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the nine month period ended September 30, 2004 were $179 thousand compared to $904 thousand for the same period in 2003. Net charge-offs for the three month period ended September 30, 2004 were $2 thousand compared to $100 thousand for the same time period in 2003. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss reserve is sufficient to meet probable incurred loan losses.

Loan Losses
                                              Nine Months Ended September 30
                                                       (in thousands)
                                                   2004             2003
Balance at Beginning of Period                $      3,820     $      3,395
Amounts Charged-off:
  Commercial                                            50              539
  Real Estate Mortgage                                  26              112
  Agricultural                                          88               20
  Consumer                                             179              355
Total Charged-off Loans                                343            1,026
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             9                9
  Real Estate Mortgage                                  38                1
  Agricultural                                          21               21
  Consumer                                              96               91
Total Recoveries                                       164              122
Net Charge-offs                                        179              904
Provision for Loan Losses                              620              675
Balance at End of Period                             4,261            3,166
Loans
  Average                                          326,162          281,944
  At September 30                                  351,578          277,697
As a Percentage of Average Loans:
  Net Charge-offs                                        0.05%           0.32%
  Provision for Loan Losses                              0.19%           0.24%
Allowance as a Percentage of
 Period-end Loans                                        1.21%           1.14%
Allowance as a Multiple of
 Net Charge-offs                                      17.9              2.6
Allowance as a Percentage of
 Non-performing and Restructured Loans                    179%            156%




Loan Losses
                                                Quarter Ended September 30
                                                       (in thousands)
                                                   2004             2003
Balance at Beginning of Period                $      4,093     $      3,041
Amounts Charged-off:
  Commercial                                             5               10
  Real Estate Mortgage                                   7               24
  Agricultural                                           5              -
  Consumer                                              30               98
Total Charged-off Loans                                 47              132
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             3              -
  Real Estate Mortgage                                   1              -
  Agricultural                                          16              -
  Consumer                                              25               32
Total Recoveries                                        45               32
Net Charge-offs                                          2              100
Provision for Loan Losses                              170              225
Balance at End of Period                             4,261            3,166
Loans
  Average                                          343,292          280,286
  At September 30                                  351,578          277,697
As a Percentage of Average Loans:
  Net Charge-offs                                        0.00%           0.04%
  Provision for Loan Losses                              0.05%           0.08%
Allowance as a Multiple of
 Net Charge-offs                                     532.6              7.9




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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of September 30, 2004 the projected percentage changes are within the Board approved limits, except for the "-100" and "- 300". In the "- 300" scenario, most of the rates used in the model cannot decline 300 basis points because of the current low level of rates. The Company is also slightly outside the Board approved limit in the "-100" environment. In these scenarios, the net interest income changes are outside the Board approved limit, and are monitored by and reported to the Board on a monthly basis. In addition, management has made some recent asset/liability decisions that would lessen the impact of changing interest rates. This period's volatility is comparable to the same periods a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2004 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (10/04 - 9/05)
  Interest Income          $21,112   $24,691   $26,519   $28,306   $31,731
  Interest Expense           7,789     8,371     9,471    10,571    12,770
    Net Interest Income     13,323    16,320    17,048    17,735    18,961


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/04 - 9/05)
  Interest Income          $(5,407)  $(1,828)   N/A      $ 1,787   $ 5,212
  Interest Expense          (1,682)   (1,100)   N/A        1,100     3,299
    Net Interest Income     (3,725)     (728)   N/A          687     1,913


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/04 - 9/05)
  Interest Income             -20.4%     -6.9%  N/A           6.7%     19.7%
  Interest Expense            -17.8%    -11.6%  N/A          11.6%     34.8%
    Net Interest Income       -21.8%     -4.3%  N/A           4.0%     11.2%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%






The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2003 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (10/03 - 9/04)
  Interest Income          $ 18,440  $ 21,041  $ 22,459  $ 23,880  $ 26,723
  Interest Expense            5,881     6,162     6,992     7,826     9,495
    Net Interest Income      12,559    14,879    15,467    16,054    17,228


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/03 - 9/04)
  Interest Income          $ (4,019) $ (1,418)  N/A      $  1,421  $  4,264
  Interest Expense           (1,111)     (830)  N/A           834     2,503
    Net Interest Income      (2,908)     (588)  N/A           587     1,761


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/03 - 9/04)
  Interest Income             -17.9%     -6.3%  N/A           6.3%     19.0%
  Interest Expense            -15.9%    -11.9%  N/A          11.9%     35.8%
    Net Interest Income       -18.8%     -3.8%  N/A           3.8%     11.4%

Board approved limit         >-10.0%    >-4.0%  N/A         >-4.0%   >-10.0%

These projected changes in net interest income as of September 30, 2004 are slightly more when compared to the projected changes in net interest income as of September 30, 2003. Projections from September 30, 2004, year one reflected a decline in net interest income of 4.3% with a 100 basis point decline compared to the 3.8% decline in 2003. The 300 basis point increase in rates reflected a 11.2% increase in net interest income in 2004 compared to 11.4% in 2003. Percentage changes in 2004 are slightly different when compared to 2003. These changes are also attributable in part to the $30 million leverage transactions discussed in Item 2 above.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period     (a) Total     (b)        (c) Total Number      (d) Maximum Number
           Number of   Average    of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units      Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs

7/1/04 -
 7/31/04     -0-         N/A              N/A                115,667 shares

8/1/04 -
 8/31/04   122,302      $28.00            N/A                115,667 shares

9/1/04 -
 9/30/04     -0-         N/A              N/A                115,667 shares

Total      122,302                        N/A                115,667 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder at a proce of $28 per share. These shares were outside of the previously mentioned
stock repurchase programs.   Shares will be purchased from time to time in the
open market depending on market prices and other considerations. Through September 30, 2004, 84,333 shares have been purchased, with the most recent share repurchase having occurred on February 5, 2003.

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

                              KENTUCKY BANCSHARES, INC.

Date  ___11/15/04_________     __/s/Buckner Woodford____________
                              Buckner Woodford, President and C.E.O.

Date  ___11/15/04_________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer


2

3
23
Lexlibrary/197885.1