Form 10-K
period 2004-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2005-03-31
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2004 was approximately $74.2 million. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 29, 2005:
2,683,178.



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

Competition

The Company and its subsidiary face vigorous competition from a number of sources, including other bank holding companies and commercial banks, consumer finance companies, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, savings and loan associations, savings banks and credit unions actively compete to provide a wide variety of banking services.
Mortgage banking firms, finance companies, insurance companies, brokerage companies, financial affiliates of industrial companies and government agencies provide additional competition for loans and for many other financial services. The subsidiary also currently competes for interest-bearing funds with a number of other financial intermediaries, including brokerage firms and mutual funds, which offer a diverse range of investment alternatives. Some of the Company's competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and its subsidiary bank. In addition, the Company must compete with much larger financial institutions that have greater financial resources than the Company.


Supervision and Regulation

As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Company's subsidiary is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Office of Financial Institutions. The subsidiary is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. In addition to the impact of regulation, the subsidiary is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

In addition to the laws and regulations discussed above, Kentucky Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act and the Fair and Accurate Transactions Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans. These laws also limit Kentucky Bank's ability to share information with affiliated and unaffiliated entities. The bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing business operations.


There are various legal and regulatory limits on the extent to which the Company's subsidiary bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. Dividends paid by the subsidiary bank have provided substantially all of the Company's operating funds, and this may reasonably be expected to continue for the foreseeable future.

Employees

At December 31, 2004, the number of full time equivalent employees of the Company was 167.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.



PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no established public trading market for the Company's Common Stock. The Company's Common Stock is not listed on any national securities exchange nor is it quoted on the NASDAQ system. However, it is listed on the OTC Bulletin Board under the symbol "KTYB.OB". Trading in the Common Stock has been infrequent, with retail brokerage firms making the market. The following table sets forth the high and low closing sales prices of the Common Stock from the OTC Bulleting Board and the dividends declared thereon, for the periods indicated below:

                         High              Low            Dividend



      2004  Quarter 4   $32.50            $30.50            $.21
            Quarter 3    33.00             31.00             .21
            Quarter 2    34.00             31.00             .21
            Quarter 1    34.77             31.79             .21

      2003  Quarter 4   $38.00            $31.00            $.19
            Quarter 3    35.00             28.30             .19
            Quarter 2    29.00             28.00             .19
            Quarter 1    28.50             25.50             .19



Note 15 to the Company's consolidated financial statements included in this report contains additional information relating to amounts available to be paid as dividends.

As of December 31, 2004 the Company had 2,684,498 shares of Common Stock outstanding and approximately 482 holders of record of its Common Stock.

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder at a price of $28 per share. These shares were outside of the previously mentioned stock repurchase
programs.   Shares will be purchased from time to time in the open
market depending on market prices and other considerations. Through December 31, 2004, 84,333 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on February 5, 2003.




Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                          At or For the Year Ended December 31
(dollars and shares in thousands, except per share amounts)
                                        2004      2003      2002      2001      2000
CONDENSED STATEMENT OF INCOME:
Total Interest Income                 $25,846   $22,329   $24,788   $28,046   $28,207
Total Interest Expense                  9,067     7,875     9,367    13,386    13,597
Net Interest Income                    16,779    14,454    15,421    14,660    14,610
Provision for Losses                      840     1,300     1,204     1,068       750
Net Interest Income After
 Provision for Losses                  15,939    13,154    14,217    13,592    13,860
Noninterest Income                      6,796     6,707     6,590     5,672     3,798
Noninterest Expense                    14,755    14,171    12,433    11,756    10,374
Income Before Income
 Tax Expense                            7,980     5,690     8,374     7,508     7,284
Income Tax Expense                      2,218     1,457     2,471     1,984     2,031
Net Income                              5,762     4,233     5,903     5,524     5,253

SHARE DATA:
Basic Earnings per Share (EPS)          $2.09     $1.52     $2.13     $1.98     $1.87
Diluted EPS                              2.07      1.50      2.10      1.95      1.83
Cash Dividends Declared                  0.84      0.76      0.68      0.60      0.52
Book Value                              16.77     16.90     15.90     14.13     12.77
Average Common Shares-Basic             2,757     2,781     2,770     2,790     2,812
Average Common Shares-Diluted           2,777     2,827     2,806     2,837     2,868

SELECTED BALANCE SHEET DATA:
Loans, including loans held for sale $354,294  $316,941  $281,499  $272,129  $269,757
Investment Securities                 126,767   128,790    89,509    75,608    68,054
Total Assets                          528,544   500,852   419,771   397,257   371,847
Deposits                              387,955   384,599   322,836   308,915   300,816
Securities sold under agreements to
 repurchase and other borrowings       25,593     7,285     5,277     1,602     9,446
Federal Home Loan Bank advances        59,750    53,232    43,937    43,598    21,644
Stockholders' Equity                   45,027    46,057    44,092    39,100    35,860

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets                        1.11%     1.00%     1.48%     1.46%     1.49%
Return on Stockholders' Equity         12.57%     9.31%    14.27%    14.60%    15.63%
Net Interest Margin (1)                 3.60%     3.79%     4.23%     4.22%     4.47%
Equity to Assets (annual average)       8.82%    10.73%    10.36%     9.99%     9.51%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio                  39.97%    50.00%    31.94%    30.28%    27.84%
Number of Employees (at period end)      167       182       173       180       159

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans                1.16%     1.19%     1.19%     1.24%     1.24%
Net Charge-offs as a Percentage of
 Average Loans                          0.15%     0.43%     0.43%     0.39%     0.18%

(1)	Tax equivalent





Item 7.  Management's Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated
Financial Statements and accompanying notes included as Exhibit 13.
When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 2004 data.

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Significant accounting policies are listed in
Note 1 in the "Notes to Consolidated Financial Statements". Critical accounting and reporting policies include accounting for loans and the allowance for loan losses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

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



Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets, including the tobacco market, in which the Company and its bank operate); competition for the Company's customers from other providers of financial and mortgage services; government legislation, regulation and monetary policy (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Net income for the year ended December 31, 2004 was $5.8 million, or $2.09 per common share compared to $4.2 million, or $1.52 for 2003 and $5.9 million, or $2.13 for 2002. Earnings per share assuming dilution were $2.07, $1.50 and $2.10 for 2004, 2003 and 2002, respectively. For
2004, net income increased $1.5 million, or 36%. Net interest income increased $2.3 million, the loan loss provision decreased $460 thousand, other income increased $89 thousand, while other expenses increased $584 thousand. Management implemented various revenue improvement and cost controlling measures with the continuing expectation of improving net income.

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

Return on average equity was 12.6% in 2004 compared to 9.3% in 2003 and 14.3% in 2002. Return on average assets was 1.11% in 2004 compared to 1.00% in 2003 and 1.48% in 2002.

Non-performing loans as of a percentage of loans (including held for sale) were 0.58%, 0.82% and 0.83% as of December 31, 2004, 2003 and
2002, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company's largest source of revenue, on a tax equivalent basis decreased from $15.9 million in 2002 to $15.1 million in 2003 but increased to $17.4 million in 2004. The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2003 to 2004. Average earning assets increased $87 million, or 22%. Investment securities increased $43 million primarily due to the addition of $30 million leverage transactions, including $20 million of securities purchased and funded by repurchase agreements. Loans increased $48 million as a result of improved loan demand and the Cynthiana acquisition in November 2003. Average interest bearing liabilities increased $86 million, or 27% during this same period. The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances.

During the second half of 2004 rates started increasing. Bank prime rates increased 125 basis points during this period. However, the declining rate environment commencing in 2001 resulted in a decrease in yields on assets and liabilities in 2002, 2003 and 2004 due to sustained repricing opportunities. As a result of this, the tax equivalent yield on earning assets decreased from 5.77% in 2003 to 5.47% in 2004.

The volume rate analysis that follows, during 2004, indicates that $4.5 million of the increase in interest income is attributable to the change in volume, while the lower level of rates contributed to a decrease of $995 thousand in interest income. This low level of rates also caused a decrease in the cost of interest bearing liabilities. The average rate of these liabilities decreased from 2.49% in 2003 to 2.25% in 2004. In addition, the change in volume contributed to an increase of $2.3 million in interest expense, while the low level of rates was responsible for a $1.1 million decrease in interest expense. As a result, the 2004 net interest income increase is primarily attributed to increases in volume.

The volume rate analysis for 2003 that follows indicates that $3.5 million of the increase in interest income is attributable to the change in volume, while the decrease in rates contributed to a decrease of $6.0 million in interest income. The rate decrease also caused a decrease in the cost of interest bearing liabilities. The average rate of these liabilities decreased from 3.09% in 2002 to 2.49% in 2003. Based on the volume rate analysis that follows, the change in volume contributed to an increase of $399 thousand to interest expense, while the decrease in rates was responsible for a $1.9 million decrease in interest expense. As a result, the 2003 net interest income decrease is attributed to increases in volume reduced by the negative impact of decreases in rates. In spite of the positive impact on net interest income that may result from the increasing rate environment beginning in 2004 and continuing in 2005, competitive pressures on interest rates will continue and are likely to result in tighter net interest margins.






The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2004 and 2003. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

                                         2004 vs. 2003                          2003 vs. 2002
                            Increase (Decrease) Due to Change in   Increase (Decrease) Due to Change in
                              Volume        Rate      Net Change     Volume        Rate      Net Change

INTEREST INCOME
Loans                       $     2,942  $    (1,047) $     1,895  $     3,065  $    (5,122) $    (2,057)
Investment Securities             1,626           24        1,650          440         (791)        (351)
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell               (61)          27          (34)          30          (33)          (3)
Deposits with Banks                   5            1            6           17          (65)         (48)
  Total Interest Income           4,512         (995)       3,517        3,552       (6,011)      (2,459)
INTEREST EXPENSE
Deposits
Demand                               88           54          142           42         (602)        (560)
Savings                              38            0           38           20          (92)         (72)
Negotiable Certificates of
 Deposit and Other
 Time Deposits                      776         (501)         275          122       (1,157)      (1,035)
Securities sold under
 agreements to
 repurchase and
 other borrowings                   780         (147)         633           80           59          139
Federal Home Loan
 Bank advances                      575         (472)         103          135          (99)          36
  Total Interest Expense          2,257       (1,066)       1,191          399       (1,891)      (1,492)
    Net Interest Income     $     2,255  $        71  $     2,326  $     3,153  $    (4,120) $      (967)







Average Consolidated Balance Sheets and Net Interest Analysis  (dollars in thousands)

                                                            2004                       2003                       2002
                                                Average           Average  Average           Average  Average           Average
                                                Balance  Interest  Rate    Balance  Interest  Rate    Balance  Interest  Rate

ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
 U.S. Treasury and Federal Agency Securities     97,486    3,510     3.60%  56,559    1,907     3.37%  47,090    2,241     4.76%
 State and Municipal obligations                 35,762    1,518     4.24%  32,702    1,431     4.38%  26,476    1,254     4.74%
 Other Securities                                 7,035      271     3.85%   7,971      311     3.90%  13,364      505     3.78%
  Total Securities Available for Sale           140,283    5,299     3.78%  97,232    3,649     3.75%  86,930    4,000     4.60%
   Total Investment Securities                  140,283    5,299     3.78%  97,232    3,649     3.75%  86,930    4,000     4.60%
   Tax Equivalent Adjustment                                 638     0.45%              611     0.63%              516     0.59%
   Tax Equivalent Total                                    5,937     4.23%            4,260     4.38%            4,516     5.19%
Federal Funds Sold and Agreements to Repurchase   4,620       67     1.45%   9,307      101     1.09%   6,912      104     1.50%
Interest-Bearing Deposits with Banks                827       10     1.21%     441        4     0.91%   1,620       52     3.21%
Loans, Net of Deferred Loan Fees (2)
 Commercial                                      28,874    1,564     5.42%  26,871    1,522     5.66%  31,952    2,016     6.31%
 Real Estate Mortgage                           299,062   17,989     6.02% 249,924   15,779     6.31% 230,455   16,788     7.28%
 Installment                                     10,529      917     8.71%  13,707    1,274     9.29%  18,698    1,828     9.78%
  Total Loans                                   338,465   20,470     6.05% 290,502   18,575     6.39% 281,105   20,632     7.34%
Total Interest-Earning Assets                   484,195   26,484     5.47% 397,482   22,940     5.77% 376,567   25,304     6.72%
Allowance for Loan Losses                        (4,090)                    (3,324)                    (3,555)
Cash and Due From Banks                          10,642                      9,252                      9,312
Premises and Equipment                           11,787                     10,840                     10,270
Other Assets                                     17,494                      9,713                      6,654
  Total Assets                                  520,028                    423,963                    399,248

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal ("NOW")
 and Money Market Investment Accounts            97,267      784     0.81%  86,039      642     0.75%  83,025    1,202     1.45%
Savings                                          27,547      124     0.45%  19,213       86     0.45%  16,853      158     0.94%
Certificates of Deposit and Other Deposits      189,739    4,858     2.56% 160,651    4,583     2.85% 157,167    5,618     3.57%
 Total Interest-Bearing Deposits                314,553    5,766     1.83% 265,903    5,311     2.00% 257,045    6,978     2.71%
Securities sold under agreements to
  repurchase and other borrowings                29,664      905     3.05%   5,385      272     5.05%   3,585      132     3.68%
Federal Home Loan Bank advances                  58,421    2,396     4.10%  45,561    2,293     5.03%  42,923    2,257     5.26%
 Total Interest-Bearing Liabilities             402,638    9,067     2.25% 316,849    7,876     2.49% 303,553    9,367     3.09%
Noninterest-Bearing Earning Demand Deposits      68,730                     58,263                     50,782
Other Liabilities                                 2,814                      3,371                      3,539
 Total Liabilities                              474,182                    378,483                    357,874
STOCKHOLDERS' EQUITY                             45,846                     45,480                     41,374
 Total Liabilities and Shareholders' Equity     520,028                    423,963                    399,248
Average Equity to Average Total Assets             8.82%                     10.73%                     10.36%
Net Interest Income                                       16,779                     14,453                     15,421
Net Interest Income (tax equivalent) (3)                  17,417                     15,064                     15,937
Net Interest Spread (tax equivalent) (3)                             3.22%                      3.28%                      3.63%
Net Interest Margin (tax equivalent) (3)                             3.60%                      3.79%                      4.23%

(1)	Averages computed at amortized cost.
(2)	Includes loans on a nonaccrual status and loans held for sale.
(3)	Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.



Noninterest Income and Expenses

Noninterest income was $6.8 million in 2004 compared to $6.7 million in 2003 and $6.6 million in 2002. The 2004 and 2003 increase is mainly a result of increased service charges.

Securities gains were $289 thousand in 2004, $139 thousand in 2003 and $219 thousand in 2002. The gains in 2004 were primarily as result of the Company taking advantage of the inverse relationship of interest rates and market values, and municipal securities being called at premiums before their maturities. In addition, U. S. Treasury securities were sold before maturity to recognize some gains and extend out the yield curve.

Gains on loans sold were $376 thousand, $853 thousand and $948 thousand in 2004, 2003 and 2002, respectively. Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.
During 2004, the loan service fee income increased $4 thousand, compared to an increase of $14 thousand in 2003. The sales of loans were $30 million, $37 million and $41 million in 2004, 2003 and 2002, respectively. The volume of loan originations is inverse to rate changes. The low rate environment during 2003 and 2002 favorably impacted our mortgage loan originations. The volume of loan originations during 2004 decreased to $22 million from $43 million in 2003.

Other noninterest income excluding security net gains and gain on sale of mortgage loans was $6.1 million in 2004, $5.7 million in 2003 and $5.4 million in 2002. Service charge income has been a big contributor to this increase in income over this three-year period. Overdraft income increased $336 thousand in 2004 and $195 thousand in 2003, principally the result of increases in deposits and implementation of a new "Kentucky Courtesy" overdraft in the last quarter of 2000. Other income increased from $1.0 million in 2002 to $1.1 million in 2003 to $1.2 million in 2004.


Noninterest expense increased $584 thousand in 2004 to $14.8 million, and increased $1.8 million in 2003 to $14.2 million from $12.4 million in 2002. The increases in salaries and benefits from $6.7 million in 2002 to $7.4 million in 2003 and to $8.1 million in 2004 are attributable to normal salary and benefit increases. Bonus compensation was $108 thousand higher in 2004 compared to 2003 and $191 thousand lower in 2003 compared to 2002. The 2004 increase is mainly a result of improved net income, while the 2003 decrease is mainly a result of lower net income. Occupancy expense increased $211 thousand, or 10% in 2004 to $2.3 million and increased $136 thousand, or 7% in 2003 to $2.0 million. The Company completed its construction of a new full service facility in Cynthiana in October 2001. Since 1999, 3 new facilities have been constructed and 2 facilities have been substantially renovated. In 2001, land was purchased in Georgetown to construct a full service facility, and relocate one of our branches in Georgetown, and this facility was opened in March 2003. As part of this relocation, the Company incurred a one time expense of $163 thousand in 2003 for the loss on the leased premises. This overall improvement of our facilities has led to the increase in occupancy expenses. The largest expense, depreciation, declined slightly from $990 thousand in 2002, to $961 thousand in 2003 and increased to $994 thousand in 2004. Other noninterest expense increased from $3.8 million in 2002 to $4.8 million in 2003 and decreased to $4.4 million in 2004. The increase in 2003 and subsequent decrease in 2004 is mainly from the legal and professional expenses in 2003 related to the merger. Of the 2003 increase, $350 thousand is attributable to legal and professional expenses, including merger related legal and consulting expenses amounted of $230 thousand. In addition, mortgage servicing rights amortization increased $74 thousand, and marketing increased $69 thousand from 2002 to 2003.

The following table is a summary of noninterest income and expense for the three-year period indicated.

                                               For the Year Ended December 31
                                                      (in thousands)
                                                2004       2003       2002
NON-INTEREST INCOME
  Service Charges                             $   4,358  $   4,065  $   3,848
  Loan Service Fee Income                           246        242        228
  Trust Department Income                           299        302        346
  Investment Securities Gains (Losses),net          289        139        219
  Gains on Sale of Mortgage Loans                   376        853        948
  Other                                           1,228      1,106      1,001
    Total Non-interest Income                     6,796      6,707      6,590

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                  8,053      7,373      6,728
  Occupancy Expenses                              2,255      2,045      1,909
  Other                                           4,447      4,753      3,796
    Total Non-interest Expense                   14,755     14,171     12,433

Net Non-interest Expense as a
 Percentage of Average Assets                      1.53%      1.76%      1.46%


Income Taxes

The Company had income tax expense of $2.2 million in 2004 and $1.5 million in 2003 and $2.5 million in 2002. This represents an effective income tax rate of 27.8% in 2004, 25.6% in 2003 and 29.5% in 2002. The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.



Balance Sheet Review

Assets grew from $501 million at December 31, 2003 to $529 million at December 31, 2004. Loan growth was $45 million in 2004. Deposits grew $3 million and borrowings grew $25 million. Assets at year-end 2003 totaled $501 million compared to $420 million in 2002. In 2003, loan growth was $29 million and deposit growth was $62 million. Other borrowings increased $19 million. The acquisition of Kentucky First added $31 million in loans and $53 million in deposits. See Note 17 in the "Notes to Consolidated Financial Statements" for more details of this business combination.

Loans

Total loans (including loans held for sale) were $358 million at December 31, 2004 compared to $321 million at the end of 2003 and $285 million in 2002. Loan growth improved in 2004 compared to 2003. The increase is mainly attributable to improved loan demand. During 2003, $31.2 million was added to the loan portfolio through the Kentucky First acquisition. This accounts for the majority of the 2003 growth. As of the end of 2004 and compared to the prior year-end, commercial loans increased $5.7 million, real estate construction loans increased $17.9 million, real estate mortgage loans (including loans held for sale) increased $16.3 million, agricultural loans increased $882 thousand and installment loans decreased $3.9 million. As of the end of 2003 and compared to the prior year-end, commercial loans decreased $2.5 million, real estate construction loans decreased $1.2 million, real estate mortgage loans (including loans held for sale) increased $39.3 million, agricultural loans increased $4.4 million and consumer loans decreased $4.2 million.

As of December 31, 2004, the real estate mortgage portfolio comprised 67% of total loans compared to 69% in 2003. Of this, 1-4 family residential property represented 67% in 2004 and 70% in 2003. Agricultural loans comprised 16% in 2004 and 18% in 2003 of the loan portfolio. Approximately 80% of the agricultural loans are secured by real estate in 2004 compared to 78% in 2003. The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops. Automobile loans account for 31% in 2004 and 36% in 2003 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons. The commercial loan portfolio is mainly for capital outlays and business operation. Collateral is requested depending on the creditworthiness of the borrower. Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer. Approximately 3% of the loan portfolio is unsecured. Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.



The following table represents a summary of the Company's loan portfolio by category for each of the last five years. There is no concentration of loans (greater than 5% of the loan portfolio) in any industry. The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding
                                         At December 31 (in thousands)
                                 2004      2003      2002      2001      2000
Commercial                     $ 19,999  $ 14,278  $ 16,803  $ 18,618  $ 17,452
Real Estate Construction         32,256    14,313    15,514    12,302    15,270
Real Estate Mortgage            238,661   222,342   182,958   168,684   163,190
Agricultural                     57,497    56,615    52,188    53,640    52,008
Installment                       9,062    12,978    17,134    21,952    24,807
Other                               991       289       309       338       434
  Total Loans                   358,466   320,815   284,906   275,534   273,161
Less Deferred Loan Fees              10        54        12        19        16
  Total Loans, Net of
   Deferred Loan Fees           358,456   320,761   284,894   275,515   273,145
Less loans held for sale            175     7,759       740     2,343       868
Less Allowance For Loan Losses    4,163     3,820     3,395     3,386     3,388
  Net Loans                     354,118   309,182   280,759   269,786   268,889

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2004. Maturities are based upon contractual term. The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses. In addition, deferred loan fees on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity

                                 At December 31, 2004 (in thousands)
                             One Year   One Through    Over       Total
                             or Less    Five Years  Five Years    Loans
Commercial                   $  8,523    $  8,634    $  2,842    $ 19,999
Real Estate Construction       23,101       7,253       1,902      32,256
Real Estate Mortgage           23,808     116,363      98,480     238,651
Agricultural                   15,208      37,101       5,188      57,497
Installment                     3,507       5,390         165       9,062
Other                             991           0           0         991
  Total Loans, Net of
   Deferred Loan Fees          75,138     174,741     108,577     358,456
Fixed Rate Loans               23,136     136,850      35,643     195,629
Floating Rate Loans            52,002      37,891      72,934     162,827
  Total Loans, Net of
   Deferred Loan Fees          75,138     174,741     108,577     358,456




Mortgage Banking

The Company has been in Mortgage Banking since the early 1980's. The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates. Mortgage loan originations increased from $39 million in 2002 to $43 million in 2003, but dropped to $22 million in 2004. The sale of loans were $41 million, $37 million and $30 million for the year 2004, 2003 and 2002, respectively. Mortgage loans held for sale decreased from $7.8 million at December 31, 2003 to $175 thousand at December 31, 2004. The decrease is a result of management's decision to sell $7 million of fifteen year loans held at December 31, 2003. The volume of loan originations is inverse to rate changes. The rate environment in 2001 was falling, and continued into 2002 and 2003 before leveling in 2004, and therefore resulted in increased loan originations in 2003 and 2002, and decreased loan originations in 2004. The effect of these changes was also reflected on the income statement. As a result, the gain on sale of mortgage loans was $376 thousand in 2004 compared to $853 thousand in 2003 and $948 thousand in 2002.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The Bank receives a servicing fee from the FHLMC on each loan sold. Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights were $876 thousand at December 31, 2004, $861 thousand at December 31, 2003 and $704 thousand at December 31, 2002. Amortization of mortgage servicing rights was $249 thousand, $224 thousand and $150 thousand for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 4 in the notes to consolidated financial statements included as Exhibit 13 for additional information.

Deposits

For 2004, total deposits increased $3 million to $388 million.
Noninterest bearing deposits increased $9 million, while time deposits of $100 thousand and over increased $10 million, and other interest bearing deposits decreased $15 million. Public funds totaled $39 million at the end of 2004 ($37 million was interest bearing).

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




The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2004:

Maturity of Time Deposits of $100,000 or More

                                                At December 31, 2004
                                                   (in thousands)
Maturing 3 Months or Less                             $10,616
Maturing over 3 Months through 6 Months                13,421
Maturing over 6 Months through 12 Months               23,480
Maturing over 12 Months                                11,952

Total                                                 $59,469


Borrowings

The Company utilizes both long and short term borrowing. Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB). This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management. Advances are either paid monthly or at maturity. FHLB advances were $59.7 million at December 31, 2004. During 2004, $18.4 million of FHLB borrowing was paid, and advances were made for an additional $25 million ($10 million for a leverage transaction). The 2004 advances were obtained mainly to fund fixed rate mortgages, as detailed above. As of December 31, 2003, $53.2 million was borrowed from FHLB, an increase of $1.2 million from 2002. In 2003, $10.8 million of FHLB advances were paid, and advances were made for an additional $12 million. In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I ("Trust"). The Trust issued $7,000,000 of fixed/variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $7,217,000 subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust. The Company used the trust preferred proceeds mainly to assist in funding the acquisition of Kentucky First, and to supplement regulatory capital ratios. During 2004, repurchase agreements were obtained as part of a $20 million leverage transaction. The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings
                                      As of and for the year ended
                                       December 31 (in thousands)
                                        2004     2003     2002
Federal Funds Purchased:
  Balance at Year end                  $ 6,383  $ 5,266  $     -
  Average Balance During the Year        3,706      249      240
  Maximum Month End Balance             11,306    5,266    6,852
  Year end rate                           2.50%    1.19%    0.00%
  Average annual rate                     1.52%    1.46%    1.97%
Repurchase Agreements:
  Balance at Year end                  $18,314  $ 1,791  $ 3,505
  Average Balance During the Year       18,398    1,691    2,097
  Maximum Month End Balance             21,947    2,411    3,505
  Year end rate                           2.94%    1.65%    0.84%
  Average annual rate                     1.90%    1.34%    1.22%
Other Borrowed Funds:
  Balance at Year end                  $   896  $   228  $ 1,772
  Average Balance During the Year          343    1,048    1,248
  Maximum Month End Balance              1,011    1,777    1,883
  Year end rate                           1.87%    0.73%    6.56%
  Average annual rate                     1.51%    7.27%    8.16%



Contractual Obligations

The Bank has required future payments for a defined benefit retirement plan, time deposits and long-term debt. See Note 13 to the consolidated financial statements for further information on the defined benefit retirement plan. The other required payments under such commitments at December 31, 2004 are as follows:

                               Payments due by period (in thousands)
                                       Less                       More
                                      than 1    1-3      3-5     than 5
Contractual Obligations     Total      year    years    years    years

FHLB advances             $ 59,750  $  8,256  $20,882  $23,991  $ 6,621
Subordinated debentures      7,217         -        -        -    7,217
Time deposits              198,292   147,473   46,077    4,742        -

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

Nonperforming Assets
                                       At December 31 (dollars in thousands)
                                       2004    2003    2002    2001    2000
Non-accrual Loans                     $1,781  $1,844  $1,573  $  935  $  307
Accruing Loans which are
 Contractually past due
 90 days or more                         308     779     789   1,278   1,365
Restructured Loans                         0       0       0       0     130
 Total Nonperforming Loans             2,089   2,623   2,362   2,213   1,802
Other Real Estate                        676     375     172     212     165
Total Nonperforming Assets             2,765   2,998   2,534   2,425   1,967
Total Nonperforming Loans as a
 Percentage of Loans (including
 loans held for sale) (1)               0.58%   0.82%   0.83%   0.80%   0.66%
Total Nonperforming Assets
 as a Percentage of Total Assets        0.52%   0.60%   0.60%   0.61%   0.53%
Allowance to nonperforming assets       1.51    1.27    1.34    1.40    1.72

(1)  Net of deferred loan fees



Total nonperforming assets at December 31, 2004 were $2.8 million compared to $3.0 million at December 31, 2003 and $2.5 million at December 31, 2002. The decrease from 2003 to 2004 is attributable to the decrease in various loans being put on non-accrual offset by a $301 thousand increase in other real estate. Total nonperforming loans were $2.1 million, $2.6 million and $2.4 million at December 31, 2004, 2003 and 2002, respectively. The non-accrual loan decrease from 2003 to 2004 is mainly attributable to more concentration on improving loan quality. The amount of lost interest on our non-accrual loans is immaterial. At December 31, 2004, loans currently performing but which management believes require special attention were not significant. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2004 were $1.8 million compared to $1.8 million in 2003 and $1.6 million in 2002. These amounts are included in the total nonperforming and restructured loans presented in the table above. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $416 thousand, $345 thousand and $675 thousand on December 31, 2004, 2003 and 2002, respectively.



Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                  For the Year Ended December 31 (in thousands)
                                     2004     2003     2002     2001     2000
Balance at Beginning of Year       $ 3,820  $ 3,395  $ 3,386  $ 3,388  $ 3,103
Balance of Allowance for Loan
 Losses of Acquired Bank
 at Acquisition Date                            363
Amounts Charged-off:
 Commercial                            197      569      536      178       14
 Real Estate Construction                0        0       18        0        0
 Real Estate Mortgage                  110      276       69      171      115
 Agricultural                           88       24        5       46       30
 Consumer                              293      529      701      751      400
  Total Charged-off Loans              688    1,398    1,329    1,146      559
Recoveries on Amounts
 Previously Charged-off:
  Commercial                            10       11       15        4       14
  Real Estate Construction               0        0        0        0        0
  Real Estate Mortgage                  42        1       19        2        7
  Agricultural                          21       21       10        1        8
  Consumer                             118      127       90       69       65
   Total Recoveries                    191      160      134       76       94
Net Charge-offs                        497    1,238    1,195    1,070      465
Provision for Loan Losses              840    1,300    1,204    1,068      750
Balance at End of Year               4,163    3,820    3,395    3,386    3,388
Total Loans (1)
  Average                          338,465  290,502  281,105  273,504  257,711
  At December 31                   358,456  320,761  284,894  275,515  273,145
As a Percentage of Average Loans (1):
 Net Charge-offs                      0.15%    0.43%    0.43%    0.39%    0.18%
 Provision for Loan Losses            0.25%    0.45%    0.43%    0.39%    0.29%
Allowance as a Percentage of
 Year-end Loans (1)                   1.16%    1.19%    1.19%    1.23%    1.24%
Beginning Allowance as a Multiple
 of Net Charge-offs                    7.7      2.7      2.8      3.2      6.7
Ending Allowance as a Multiple
 of Nonperforming Assets              1.51     1.27     1.34     1.40     1.72

 (1)  Including loans held for sale, net of deferred loan fees


Loans are typically charged-off after being 120 days delinquent.
Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee. The provision for loan losses for 2004 was $840 thousand compared to $1.3 million in 2003 and $1.2 million in 2002. Net charge-offs were $497 thousand in 2004, $1.3 million in 2003 and $1.2 million in 2002. Net charge-offs to average loans were 0.15%, 0.43% and 0.43% in 2004, 2003 and 2002, respectively. Based on the quality of the loan portfolio, the loan loss provision decreased $460 thousand from 2003 to 2004 and increased $96 thousand from 2002 to 2003. The loan loss provision decreasing for 2004 is a result of considering our probable losses and risk analysis of our loan portfolio. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. The recent improvement in the economy along with management's emphasis on improving the lending process resulted in fewer loan losses, lower loan loss provision and improved loan quality numbers in 2004. The economic downturn in 2003 and 2002 resulted in higher loan losses and, as a result, higher provisions in these years. At December 31, 2004, the allowance for loan losses was 1.16% of loans outstanding compared to 1.19% at year-end 2003 and 1.19% in 2002. Management believes the allowance for loan losses at the end of 2004 is adequate to cover probable and incurred credit losses within the portfolio.

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



Allowance for Loan Losses

                                                                 At December 31 (in thousands)
                                 2004                 2003                  2002                 2001                 2000
                          Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
Allowance for Loan Losses

Commercial                $    350      8.41%  $    262      6.86%  $    820     24.15%  $    291      8.59%  $   275      8.12%
Real Estate Construction       566     13.60%       266      6.96%       216      6.36%       194      5.73%      244      7.20%
Real Estate Mortgage         1,801     43.26%     1,804     47.23%     1,166     34.34%     1,602     47.31%    1,563     46.13%
Agricultural                 1,028     24.69%       995     26.05%       698     20.56%       693     20.47%      668     19.72%
Consumer                       418     10.04%       493     12.91%       495     14.58%       606     17.90%      638     18.83%
Total                        4,163    100.00%     3,820    100.00%     3,395    100.00%     3,386    100.00%    3,388    100.00%


Loans

                                 2004                 2003                 2002                 2001                 2000
                          Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
Commercial                $ 19,999      5.58%  $ 14,278      4.45%  $ 16,803      5.90%  $ 18,618      6.76%  $ 17,452      6.39%
Real Estate Construction    32,256      9.00%    14,313      4.46%    15,514      5.45%    12,302      4.47%    15,270      5.59%
Real Estate Mortgage       238,651     66.58%   222,288     69.30%   182,946     64.22%   168,665     61.22%   163,174     59.74%
Agricultural                57,497     16.04%    56,615     17.65%    52,188     18.32%    53,640     19.47%    52,008     19.04%
Consumer                     9,062      2.53%    12,978      4.05%    17,134      6.01%    21,952      7.97%    24,807      9.08%
Other                          991      0.28%       289      0.09%       309      0.11%       338      0.12%       434      0.16%
Total, Net (1)             358,456    100.00%   320,761    100.00%   284,894    100.00%   275,515    100.00%   273,145    100.00%

 (1)  Including loans held for sale, net of deferred loan fees




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

Financial instruments with off-balance sheet risk were as follows at year-end:

                                 2004             2003

Unused lines of credit       $ 54,785,000     $ 47,148,000
Commitments to make loans       1,272,000        1,379,000
Letters of credit                 145,000          252,000

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 4.875% to 5.75% with maturities ranging from 15 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 2004 increased $1.5 million to $41.7 million. During 2004, the Company purchased 122,302 shares of its stock for $3.4 million. This partially offsets the $5.8 million in net income for 2004. Stockholders' equity, excluding accumulated other comprehensive income was $44.7 million at December 31, 2004. Included in Tier I capital is $7 million of trust preferred securities issued in August 2003. The disallowed amount of stockholders' equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Kentucky First acquisition (see Note 6 and Note 17 in the Notes to Consolidated Financial Statements for more information on the business combination, and goodwill and core deposit intangible assets). The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

                                         At December 31 (dollars in thousands)
                                                2004       2003      Change
Stockholders' Equity (1)                      $  44,703  $  44,538        165
Trust Preferred Securities                        7,000      7,000          -
  Less Disallowed Amount                         10,043     11,423     (1,380)
Tier I Capital                                   41,660     40,115      1,545
  Allowance for Loan Losses                       4,163      3,820        343
  Other                                             164        143         21
Tier II Capital                                   4,327      3,963        364
  Total Capital                                  45,987     44,078      1,909
Total Risk Weighted Assets                      348,191    316,982     31,209
Ratios:
Tier I Capital to Risk-weighted Assets             12.0%      12.7%      -0.7%
Total Capital to Risk-weighted Assets              13.2%      13.9%      -0.7%
Leverage                                            8.2%       8.8%      -0.6%

 (1)  Excluding accumulated other comprehensive income.



The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary from "well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 2004, the bank had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, classified as available for sale, decreased from $128.8 million at December 31, 2003 to $126.8 million at December 31, 2004.
The decrease is mainly attributable to higher loan demand. Federal funds sold totaled $3.2 million at December 31, 2004 and $6.2 million at December 31, 2003.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. Of the $2.3 million of adjustable asset backed securities held on December 31, 2004, $650 thousand are repriceable monthly and the remaining $1.6 million are repriceable annually. Of the $7.4 million of adjustable asset backed securities held on December 31, 2003, $3.3 million are repriceable monthly and the remaining $4.1 million are repriceable annually. Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates. In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2004.

Investment Securities at market value
                                      At December 31 (in thousands)
                                        2004       2003       2002
Available for Sale
 U.S. treasury                       $   2,984  $   3,033  $   5,059
 U.S. government agencies               39,031     36,634      6,138
 States and political subdivisions      35,160     39,142     31,024
 Mortgage-backed
  Fixed -
   GNMA, FNMA, FHLMC Passthroughs       35,013     29,079     17,465
   GNMA, FNMA, FHLMC CMO's              11,335     12,940     11,682
    Total                               46,348     42,019     29,147
  Variable -
   GNMA, FNMA, FHLMC Passthroughs        1,623      4,161      8,645
   GNMA, FNMA, FHLMC CMO's                 649      1,202      2,529
    Total                                2,272      5,363     11,174
     Total mortgage-backed              48,620     47,382     40,321
 Other                                     972      2,599      6,967
  Total                                126,767    128,790     89,509

Maturity Distribution of Securities

                                    December 31, 2004 (in thousands)
                                               Over One   Over Five               Asset
                                                 Year       Years                Backed
                                    One Year    Through    Through   Over Ten   & Equity
                                     or Less   Five Years Ten Years    Years    Securities   Total
Available for Sale
 U.S. treasury                      $     -    $   2,984  $     -    $     -    $     -    $   2,984
 U.S. government agencies                 444     27,108     11,479          0          0     39,031
 States and political subdivisions      1,726      4,785     11,844     16,805          0     35,160
 Mortgage-backed                            0          0          0          0     48,620     48,620
 Equity Securities                          0          0          0          0        972        972
 Other                                      0                                0          0          0
  Total                                 2,170     34,877     23,323     16,805     49,592    126,767
Percent of Total                          1.7%      27.5%      18.4%      13.3%      39.1%     100.0%
Weighted Average Yield (1)               6.13%      3.84%      5.31%      6.69%      4.13%      4.64%

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

Other Accounting Issues

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after Jun 15, 2005. Compensation cost will also be recorded for prior options granted that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $30,000 during the balance of 2005. There will be no significant effect on financial position as total equity will not change.



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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits. As of December 31, 2004 the projected net interest income percentage change of down 100 and down 300 basis points is outside the Board of Directors limits. As of January 31, 2005, the Company was within the Board limits in the down 100 basis point scenario. Because of the low level of rates, an across the board drop of 300 basis points is impossible. This along with a higher likelihood of increasing rates in the future have resulted in Management believing this risk is acceptable under the current conditions. This limit variation has been reviewed with the Asset/Liability Committee and the Board of Directors. The projected net interest income report summarizing the Company's interest rate sensitivity as of December 31, 2004 and December 31, 2003 is as follows:


Projected Net Interest Income (December 31, 2004)

                                                          Level
                                        -300     -100     Rates    +100     +300

Year One  (1/05 - 12/05)
   Interest Income                     $21,816  $25,843  $27,887  $29,798  $33,486
   Interest Expense                      8,899    9,538   10,762   11,985   14,433

       Net Interest Income              12,917   16,305   17,125   17,813   19,053

Net interest income dollar change       (4,208)    (820)              688    1,928

Net interest income percentage change    -24.6%    -4.8%    N/A       4.0%    11.3%

   Limitation on % Change               >-10.0%   >-4.0%    N/A     >-4.0%  >-10.0%


Projected Net Interest Income (December 31, 2003)

                                                          Level
                                        -300     -100     Rates    +100     +300

Year One  (1/04 - 12/04)
   Interest Income                     $21,425  $24,482  $26,181  $27,883  $31,291
   Interest Expense                      7,484    7,856    8,991   10,126   12,396

       Net Interest Income              13,941   16,626   17,190   17,757   18,895

Net interest income dollar change       (3,249)    (564)              567    1,705

Net interest income percentage change    -18.9%    -3.3%     N/A      3.3%     9.9%

   Limitation on % Change               >-10.0%   >-4.0%     N/A    >-4.0%  >-10.0%





The numbers in 2004 show slightly greater fluctuation when compared to 2003. In 2004, year one reflected a decrease in net interest income of 4.8% compared to 3.3% projected decrease from 2003 with a 100 basis point decline. The 300 basis point increase in rates reflected a 11.3% increase in net interest income in 2004 compared to a 9.9% increase in 2003. The risk is more in 2004 due to the current status of existing interest rates (being low) and their effect on rate sensitive assets and rate sensitive liabilities. An increase in rates would improve net interest income.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities maturing within one year along with cash and cash equivalents totaled $17.6 million at December 31, 2004. Additionally, securities available-for-sale with maturities greater than one year totaled $124.6 million at December 31, 2004. The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At December 31, 2004 these balances totaled $59.5 million, approximately 15% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. We have sufficient collateral to borrow an additional $38 million from the FHLB at December 31, 2004.

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

Liquidity Ratios
                                             December 31
                                         2004     2003     2002
Average Loans (including loans held
 for sale)/Average Deposits             88.3%    89.6%    91.3%
Average Securities sold under
 agreements to repurchase and other
 borrowings/Average Assets               5.7%     1.3%     0.9%


This chart shows that the loan to deposit ratio decreased in 2004 and 2003. The decline in 2003 compared to 2002 is mainly attributable to the Kentucky First acquisition, in which the Company acquired $31.2 million in loans and $52.9 million in deposits. The increase in the latter ratio above is mainly a result of the leverage transaction entered into in the beginning on 2004. Twenty million dollars of securities were purchased and were funded by repurchase agreements.


Item 8.  Financial Statements

The consolidated financial statements of the Company together with the notes thereto and report of independent auditors are contained in the Company's 2004 Annual Report to Stockholders included as Exhibit 13, and are incorporated herein by reference. No other portion of the 2004 Annual Report to Stockholders is to be deemed "filed" as part of this filing.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There was no change in the Company's internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.




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


Terms expiring in 2005:

Henry Hinkle, age 53, is President of Hinkle Construction Company. He has been a director of Kentucky Bank and the Company since 1989.

Theodore Kuster, age 61, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank since 1979 and the Company since 1985.

Robert G. Thompson, age 55, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank and the Company since 1991.

Terms expiring in 2006:

Betty J. Long, age 57, is retired President and CEO of First Federal, Cynthiana. She has been a director of the Company since 2003.

Ted McClain, age 53, is an insurance agent with Hopewell Insurance Company. He has been a director of Kentucky Bank since 2002 and the Company since 2003.

Buckner Woodford, age 60, is Chairman of the Board of Kentucky
Bancshares, Inc. and Kentucky Bank.  He was President and Chief
Executive Officer of the Company from 1991 to 2004, and President and Chief Executive Officer of the Kentucky Bank from 1984 to 2004. He has been a director of Kentucky Bank since 1971 and the Company since inception.

Terms expiring in 2007:

William Arvin, age 64, is an attorney. He has been a director of Kentucky Bank and the Company since 1995.

Louis Prichard, age 51, is President and Chief Executive Officer of Kentucky Bank. He was President and Chief Operating Officer of Kentucky
Bank from 2003 to 2004.   He has been a director of Kentucky Bank and
the Company since 2003. Since 1983, he was in banking in Danville and was the Chairman and Chief Executive Officer of Boyle Bancshares, Inc. and their banking subsidiary, Farmers Bank for 7 years before joining the Company in 2003.

The Company's other executive officers are Norman J. Fryman, age 55 and Gregory J. Dawson, age 44. Mr. Fryman is the Vice President of Sales and Service of Kentucky Bank and has been with the Company since 1977. Mr. Dawson is the Chief Financial Officer and has been with the Company since 1985 and serves at the pleasure of the Board of Directors.



The Company has adopted a code of ethics for its Chief Executive Officer and its Chief Financial Officer. A copy of the code of ethics may be obtained, without charge, by contacting the CFO.

The Company has named Betty J. Long of the audit committee as its financial expert and she is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

The following table sets forth information with respect to the compensation of the Chairman of the Board (Buckner Woodford), President and Chief Executive Officer (Louis Prichard) and Vice President of Sales and Service (Joe Fryman) of the Company. No other executive officer earned total salary and bonus in excess of $100,000.

Summary Compensation Table
Annual Compensation
                                     Other Annual  Options    All Other
      Name        Salary     Bonus   Compensation  Granted  Compensation(2)
Buckner Woodford
  2004           $203,000   $ 39,585     (1)        1,000     $ 13,653
  2003           $200,000   $ 24,000     (1)        1,000       14,000
  2002           $180,008   $ 39,825     (1)          500       12,000


Louis Prichard
  2004            140,000     20,475     (1)        1,000        9,160
  2003            125,000     11,700     (1)        3,000        7,605


Norman J. Fryman
  2004            105,265     17,958     (1)          500        6,871
  2003             97,057      8,371     (1)          500        6,763

(1)  Less than the lesser of $50,000 or 10% of annual salary and bonuses
(2) Represents the Company's matching contribution to the qualified profit sharing plan that includes a 401(k) provision


The following table contains information regarding the grant of stock options under the Company's stock option plan to the Chairman of the Board, President and Chief Executive Officer and Vice President of Sales and Service during the year ended December 31, 2004. In addition, in accordance with rules of the Securities and Exchange Commission, the following table sets forth the hypothetical grant date present value with respect to the referenced options, using the Black-Scholes Option Pricing Model.

Option Grants in the Last Fiscal Year

                           % of Total
                             Options                         Grant
                   Shares  Granted to  Exercise              Date
                  Granted  Employees    Price   Expiration  Present
      Name          (#)     in 2004     ($/Sh)     Date     Value($)

Buckner Woodford   1,000      9.0%      $33.90    1/2/14     $5,720
Louis Prichard     1,000      9.0        33.90    1/2/14      5,720
Norman J. Fryman     500      4.5        33.90    1/2/14      2,860




The following table sets forth certain information regarding options exercised by the Chairman of the Board, President and Chief Executive Officer and Vice President of Sales and Service during calendar year 2004 and unexercised stock options held by them as of December 31, 2004.

Aggregated Option Exercises in Calendar 2004 and Year-end Stock Option Values

                  Shares                 Number of Securities       Value of Unexercised
                 Acquired     Value    Underlying Unexercised          In-the-Money
                on Exercise Realized     Options at 12/31/04      Options at 12/31/04
     Name          (#)         ($)    Exercisable/Unexercisable  Exercisable/Unexercisable

Buckner Woodford   n/a         n/a        4,700/2,400              $ 42,150/$  7,400
Louis Prichard     n/a         n/a          600/3,400                 3,000/  12,000
Norman J. Fryman   n/a         n/a        1,040/1,260                 9,860/   4,040

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

                           Years of Service

Remuneration     5       10        15        20        25        30        35

 $ 25,000  $ 1,250   $ 2,500   $ 3,750   $ 5,000   $ 6,250   $ 7,500   $ 8,750
   50,000    2,500     5,000     7,500    10,000    12,500    15,000    17,500
   75,000    3,750     7,500    11,250    15,000    18,750    22,500    26,250
  100,000    5,000    10,000    15,000    20,000    25,000    30,000    35,000
  125,000    6,250    12,500    18,750    25,000    31,250    37,500    43,750
  150,000    7,500    15,000    22,500    30,000    37,500    45,000    52,500
  175,000    8,750    17,500    26,250    35,000    43,750    52,500    61,250
  200,000   10,000    20,000    30,000    40,000    50,000    60,000    70,000
  225,000   11,250    22,500    33,750    45,000    56,250    67,500    78,750
  250,000   12,500    25,000    37,500    50,000    62,500    75,000    87,500

In general, a participant's remuneration covered by the Company's pension plan is his or her average annual cash compensation (W-2 earnings) for the last 5 years. The years of service are 32 years for Mr. Woodford, 2 year for Mr. Prichard and 19 years for Mr. Fryman.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

Set forth below are the number of shares of the Company's common stock beneficially owned by each director and executive officer, and all current directors and executive officers as a group as of December 31, 2004.

      Name                Shares Beneficially Owned(1)
                            Number          Percentage

William Arvin (2)           30,071              1.1%

Gregory J. Dawson (3)        9,475              *

Norman J. Fryman (4)         2,445              *

Henry Hinkle (5)            30,655              1.1%

Theodore Kuster (6)         17,960              *

Betty J. Long (7)            1,600              *

Ted McClain (8)              1,375              *

Louis Prichard (9)             910              *

Robert G. Thompson (10)      6,150              *

Woodford Van Meter (11)     31,300              1.1%

Buckner Woodford (12)      247,488              9.1%

All directors and officers
(11 persons) as a group
(consisting of those
persons named above)(13)   379,429             13.9%

*  Less than 1%



1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole or shared voting and sole or shared investment power.
2) Includes 11,858 shares held in a retirement account, 11,968 shares held of record by Mr. Arvin's wife, as to which Mr. Arvin disclaims beneficial ownership, 5,465 held jointly with his wife and 650 shares that Mr. Arvin may acquire upon exercise of outstanding stock options.
3) Includes 3,450 shares that Mr. Dawson may acquire upon exercise of outstanding stock options.
4) Includes 1,040 shares that Mr. Fryman may acquire upon exercise of outstanding stock options.
5) Includes 1,000 shares held by his wife and 640 shares held by three sons, as to which Mr. Hinkle disclaims beneficial ownership. Includes 26,500 shares held of record by Hinkle Contracting Company, as to which Mr. Hinkle, as president, has shared voting power. Also includes 750 shares that Mr. Hinkle may acquire upon exercise of outstanding stock options.
6) Includes 6,260 shares held of record by Mr. Kuster's wife, as to which Mr. Kuster disclaims beneficial ownership. Also includes 5,500 shares held in a retirement account and 350 shares that Mr. Kuster may acquire upon exercise of outstanding stock options.
7) Includes 1,600 shares held in a retirement account.
8) Includes 200 shares that Mr. McClain may acquire upon exercise of outstanding stock options.
9) Includes 600 shares that Mr. Prichard may acquire upon exercise of outstanding stock options.
10) Includes 200 shares held of record by Mr. Thomprson's wife, as to which Mr. Thompson disclaims beneficial ownership. Includes 750 shares that Mr. Thompson may acquire upon exercise of outstanding stock options.
11) Includes 2,200 shares held of record by Mr. Van Meter's wife, as to which Mr. Van Meter disclaims beneficial ownership.
12) Includes 8,000 shares held by his wife, as to which Mr. Woodford disclaims beneficial ownership. Also includes 208 shares held in a retirement account and 4,700 shares that Mr. Woodford may acquire upon exercise of outstanding stock options.
13) Includes 11,450 shares that may be acquired upon exercise of outstanding stock options.

The following table sets forth as of December 31, 2004 the only person known by the Company to own beneficially (as determined in accordance with the rules and regulations of the Commission) more than 5% of the outstanding common stock. See note 12 in the preceding table for further information.

Name and Address       Shares Beneficially
of Beneficial Owner           Owned         Percentage

Buckner Woodford             247,488            9.1%
340 Stoner Avenue
Paris, Kentucky 40361



The following table sets forth as of December 31, 2004 the Company's common stock authorized for issuance under equity compensation plans. The Company's shareholders have approved all of the Company's equity compensation plans.

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

Equity compensation plans
 Approved by security holders:
Employee Gift Program                   0                $  n/a                        647
1993 Employee Stock Ownership
   Incentive Plan                  27,060                 17.11                          0
1993 Non-Employee Directors
  Stock Ownership Plan              5,250                 24.59                     10,450
1999 Employee Stock Option Plan    28,254                 28.33                     70,394

Total                              60,564                $23.00                     81,491



Item 13.  Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of and had transactions with the Company's subsidiary bank in the ordinary course of business during the year ended December 31, 2004. Similar transactions may be expected to take place with the Company's subsidiary bank in the future. Outstanding loans and commitments made by such subsidiary bank in transactions with the Company's directors and officers and their associates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Certain directors and executive officers were loan customers of Kentucky Bank and outstanding loans were $1.9 million as of December 31, 2004 and $2.5 million as of December 31, 2003. See Note 4 in the notes to consolidated financial statements included as Exhibit 13. The Company purchased various types of insurance with aggregate premiums amounting to $218 thousand in 2004 from Hopewell Insurance Company. Director Ted McClain owns 33% of this company and is one of their insurance agents.



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

The fees for services provided by the primary independent auditor, Crowe Chizek for 2004 and for 2003 were as follows:

Audit fees - Fees for the financial statement audit, and the review of the Company's Form 10-Q's were $99,250 for 2004 and $65,600 for 2003.

Audit related fees - Aggregate fees for all assurance and related services were $12,950 for 2004 and $10,500 for 2003. These fees were incurred for audits of benefit plans. The 2004 and 2003 amounts were preapproved by the audit committee.

Tax fees - Fees related to tax compliance, advice and planning were $14,145 for 2004 and $6,400 for 2003. The 2004 and 2003 amounts were preapproved by the audit committee.

All other fees - Consulting fees related to acquisitions and profitability were $16,000 for 2004 and $17,095 for 2003. Loan review fees were $0 for 2004 and $23,800 for 2003. The 2004 and 2003 amounts were preapproved by the audit committee.

All services provided by the Corporation's primary independent auditor in 2004 and 2003 were approved by the Audit Committee.




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

10.4  Schedule of 2005 Compensation Arrangements for Named Executive
Officers.*

10.5  2005 Restricted Stock Grant Plan, including form of Award
Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 15, 2005
(File No. 33-96358).*

11    Computation of earnings per share - See Note 12 in the notes to consolidated financial statements included as Exhibit 13.

13    Kentucky Bancshares, Inc. 2004 Annual Report and Proxy
Statement, including Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Auditors

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

Kentucky Bancshares, Inc.
By:  __/s/Louis Prichard  __
Louis Prichard, President and Chief Executive Officer, Director
March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__/s/Louis Prichard   _______       March 29, 2005
Louis Prichard, President and Chief Executive Officer, Director

__/s/Gregory J. Dawson_______       March 29, 2005
Gregory J. Dawson, Chief Financial and Accounting Officer

__/s/Buckner Woodford________       March 29, 2005
Buckner Woodford, Chairman of the Board, Director

_____________________________       March 29, 2005
William Arvin, Director

__/s/Henry Hinkle     __ ____       March 29, 2005
Henry Hinkle, Director

_____________________________       March 29, 2005
Theodore Kuster, Director

__/s/Betty J. Long___________       March 29, 2005
Betty J. Long, Director

__/s/Ted McClain____________        March 29, 2005
Ted McClain, Director

__/s/Robert G. Thompson______       March 29, 2005
Robert G. Thompson, Director

_____________________________       March 29, 2005
Woodford Van Meter, Director




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

10.4  Schedule of 2005 Compensation Arrangements for Named Executive
Officers.*

10.5  2005 Restricted Stock Grant Plan, including form of Award
Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 15, 2005
(File No. 33-96358).*

11    Computation of earnings per share - See Note 10 in the notes to consolidated financial statements included as Exhibit 13.

13    Kentucky Bancshares, Inc. 2004 Annual Report and Proxy
Statement, including Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Auditors

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



44
41