Form 10-Q
period 2005-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2005-05-13
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
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
Yes    X     No _____

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes          No   X___


Number of shares of Common Stock outstanding as of May 13, 2005:  2,682,698.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   5

            Consolidated Statements of Cash Flows                   6

            Notes to Consolidated Financial Statements              7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   10

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           16

Item 4.     Controls and Procedures                                17

Part II - Other Information                                        18

Signatures                                                         19

Exhibits

     31.1 Certifications of Chief Executive Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        20

     31.2 Certifications of Chief Financial Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        22

     32   Certifications of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                              24



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        3/31/2005  12/31/2004
Assets
  Cash and due from banks                          $   8,802  $  12,249
  Federal funds sold                                     -        3,206
    Cash and cash equivalents                          8,802     15,455
  Securities available for sale                      121,946    126,767
  Mortgage loans held for sale                           -          175
  Loans                                              359,522    358,282
  Allowance for loan losses                           (4,327)    (4,163)
    Net loans                                        355,195    354,119
  Federal Home Loan Bank stock                         5,193      5,137
  Bank premises and equipment, net                    11,354     11,378
  Interest receivable                                  3,312      3,226
  Goodwill                                             9,111      9,111
  Other intangible assets                                837        861
  Mortgage servicing rights                              866        876
  Other assets                                         1,773      1,439
    Total assets                                   $ 518,389  $ 528,544

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  69,981  $  74,048
    Time deposits, $100,000 and over                  54,147     59,469
    Other interest bearing                           248,749    254,438
      Total deposits                                 372,877    387,955
  Repurchase agreements and other borrowings          33,702     25,593
  Federal Home Loan Bank advances                     57,500     59,750
  Subordinated debentures                              7,217      7,217
  Interest payable                                     1,831      1,849
  Other liabilities                                      657      1,153
    Total liabilities                                473,784    483,517

  Stockholders' equity
  Common stock                                         6,770      6,819
  Retained earnings                                   38,600     37,884
  Accumulated other comprehensive income (loss)         (765)       324
    Total stockholders' equity                        44,605     45,027
    Total liabilities & stockholders' equity       $ 518,389  $ 528,544


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Three Months Ending
                                                     3/31/2005   3/31/2004
INTEREST INCOME:
  Loans, including fees                             $    5,510  $    4,808
  Securities available for sale                          1,202       1,441
  Other                                                      8          18
    Total interest income                                6,720       6,267
INTEREST EXPENSE:
  Deposits                                               1,619       1,436
  Other                                                    880         760
    Total interest expense                               2,499       2,196
  Net interest income                                    4,221       4,071
  Loan loss provision                                      250         255
  Net interest income after provision                    3,971       3,816
OTHER INCOME:
  Service charges                                        1,017       1,055
  Loan service fee income                                   65          59
  Trust department income                                  103          82
  Securities available for sale gains (losses), net        -            16
  Gain on sale of mortgage loans                            97         102
  Other                                                    272         248
    Total other income                                   1,554       1,562
OTHER EXPENSES:
  Salaries and employee benefits                         2,152       2,042
  Occupancy expenses                                       570         589
  Amortization                                              84         145
  Advertising and marketing                                110         100
  Taxes other than payroll, property and income            137         123
  Other                                                    766         825
    Total other expenses                                 3,819       3,824
  Income before taxes                                    1,706       1,554
  Income taxes                                             373         404
Net income                                          $    1,333  $    1,150

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                (1,089)        372

Comprehensive Income                                $      244  $    1,522

Earnings per share
Basic                                               $     0.50  $     0.41
Diluted                                                   0.49        0.41



See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                     Accumulated
                                                                       Other         Total
                                    ----Common Stock----  Retained  Comprehensive  Stockholders'
                                      Shares     Amount   Earnings     Income         Equity

Balances, December 31, 2004           2,684,498  $  6,819  $ 37,884  $       324  $    45,027

Common stock issued                         200         2         -            -            2

Common stock purchased                   (1,720)      (51)        -            -          (51)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                   -         -         -       (1,089)      (1,089)

Net income                                    -         -     1,333            -        1,333

Dividends declared - $0.23 per share          -         -      (617)           -         (617)

Balances, March 31, 2005              2,682,978  $  6,770  $ 38,600  $      (765) $    44,605






KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                              Three Months Ending
                                                         3/31/2005  3/31/2004
Cash Flows From Operating Activities
  Net Income                                             $  1,333   $  1,150
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                231        301
  Amortization                                                 84        145
  Amortization of premium on debt                             (25)       (25)
  Securities amortization (accretion), net                     98        176
  Provision for loan losses                                   250        255
  Securities (gains) losses, net                                -        (16)
  Originations of loans held for sale                      (4,913)    (5,164)
  Proceeds from sale of loans                               5,185      6,022
  Federal Home Loan Bank stock dividends                      (56)       (49)
  Gain on sale of mortgage loans                              (97)      (102)
  Changes in:
    Interest receivable                                       (86)       (21)
    Other assets                                             (384)       429
    Interest payable                                          (18)       (57)
    Other liabilities                                          65         81
      Net cash from operating activities                    1,667      3,125
Cash Flows From Investing Activities
  Purchases of securities available for sale               (1,988)   (42,526)
  Proceeds from sales of securities available for sale          -         19
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   5,061     14,505
  Net change in loans                                      (1,326)      (748)
  Purchases of bank premises and equipment, net              (207)      (639)
      Net cash from investing activities                    1,540    (29,389)
Cash Flows From Financing Activities:
  Net change in deposits                                  (15,078)       920
  Net change in securities sold under agreements to
   repurchase and other borrowings                          8,109     13,797
  Advances from Federal Home Loan Bank                          -     10,000
  Payments on Federal Home Loan Bank advances              (2,225)    (6,225)
  Proceeds from issuance of common stock                        2         34
  Purchase of common stock                                    (51)         -
  Dividends paid                                             (617)      (589)
    Net cash from financing activities                     (9,860)    17,937
Net change in cash and cash equivalents                    (6,653)    (8,327)
Cash and cash equivalents at beginning of period           15,455     21,388
Cash and cash equivalents at end of period               $  8,802   $ 13,061




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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


2.	INVESTMENT SECURITIES

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

March 31, 2005
  U.S. Treasury                      $   3,013  $     -    $     (51) $  2,962
  U.S. government agencies              38,403        -         (800)   37,603
  States and political subdivisions     33,876        915       (283)   34,508
  Mortgage-backed                       47,205         27     (1,281)   45,951
  Equity securities                        608        314        -         922
    Total                              123,105      1,256     (2,415)  121,946

December 31, 2004
  U.S. Treasury                      $   3,014  $     -    $     (30) $  2,984
  U.S. government agencies              39,410          4       (384)   39,030
  States and political subdivisions     34,026      1,297       (163)   35,160
  Mortgage-backed                       49,219         80       (678)   48,621
  Equity securities                        608        364        -         972
    Total                              126,277      1,745     (1,255)  126,767




3.	LOANS

Loans at period-end are as follows:
(in thousands)

                                     3/31/2005   12/31/2004

Commercial                           $   19,680  $   19,999
Real estate construction                 35,098      32,256
Real estate mortgage                    236,719     238,476
Agricultural                             59,040      57,498
Consumer                                  8,985      10,053
Total                                   359,522     358,282


4.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                  Three Months Ended
                                                           March 31
                                                      2005          2004
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,333      $1,150
  Weighted average common shares outstanding        2,684       2,801
  Basic earnings per share                         $ 0.50      $ 0.41

Diluted Earnings Per Share
  Net Income                                       $1,333      $1,150
  Weighted average common shares outstanding        2,684       2,801
  Add dilutive effects of assumed exercise
   of stock options                                    16          22
  Weighted average common and dilutive
   potential common shares outstanding              2,700       2,823
  Diluted earnings per share                       $ 0.49      $ 0.41




5.	 Stock Compensation

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

                                      Three months ended March 31
                                             (in thousands)

                                           2005          2004
Net income
  As reported                           $  1,333       $  1,150
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                        (14)            (5)
     Pro forma                             1,319          1,145


Basic earnings per share
  As reported                           $   0.50       $   0.41
  Pro forma                                 0.49           0.41

Diluted earnings per share
  As reported                           $   0.49       $   0.41
  Pro forma                                 0.49           0.41


6.	Dividends per share paid for the quarter ended March 31, 2005 were $0.23 compared to $0.21 for March 31, 2004.


7.	 Components of Net Periodic Benefit Cost

                                        Three months ended March 31
                                              (in thousands)

Pension Benefits
                                             2005          2004

Service cost                               $   108       $   102
Interest cost                                   87            76
Expected return on plan assets                 (94)          (80)
Amortization                                    10             3

Net Periodic Benefit Cost                  $   111       $   101

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $255 thousand as its 2005 annual contribution to the Pension Plan. No contributions to the Pension Plan were made for the quarter ended March 31, 2005, and the Company anticipates making its annual contribution in the third quarter of 2005.



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

Summary

Kentucky Bancshares, Inc. recorded net income of $1.3 million, or $0.50 basic and $0.49 diluted earnings per share for the first three months ended March 31, 2005 compared to $1.1 million, or $0.41 basic earnings per share and $0.41 diluted earnings per share for the three month period ending March 31, 2004. The first three months earnings reflects an increase of 15.9% compared to the same time period in 2004.

Return on average assets was 1.02% for the three months ended March 31, 2005 and 0.89% for the three month period ended March 31, 2004. Return on average equity was 11.8% for the three month period ended March 31, 2005 and 9.6% for the same period in 2004.

Loans increased $1.2 million from $358.3 million on December 31, 2004 to $359.5 million on March 31, 2005. Increases in real estate construction and agricultural loans were offset by a decrease in real estate mortgage and consumer loans. Management attributes the slower growth in loans primarily to increasing rates.

Total deposits decreased from $388.0 million on December 31, 2004 to $372.9 million on March 31, 2005, a decrease of $15.1 million, primarily the result of general competition for deposits. The decrease is mainly attributable to a decrease in non-interest bearing deposits of $4.1 million, time deposits ($100,000 and over) of $5.3 million, and other interest bearing deposits of $5.7 million.



Net Interest Income

Net interest income was $4.2 million for the three months ended March 31, 2005 compared to $4.1 million for the three months ended March 31, 2004, an increase of 3.7%. The interest spread was 3.41% for the first three months of 2005 compared to 3.37% for the same period in 2004, an increase of 4 basis points. Generally, the increasing interest rate environment has contributed to improved net interest margins in the first three months of 2005 compared to 2004.

For the first three months, the yield on assets increased from 5.25% in 2004 to 5.54% in 2005. The cost of liabilities increased from 1.88% in 2004 to 2.13% in 2005. Year to date average loans are up $46.9 million, or 15.0% from March 31, 2004 to March 31, 2005. Loan interest income has increased $702 thousand for the first three months of 2005 compared to the first three months of 2004. Year to date average deposits decreased from March 31, 2004 to March 31, 2005, down $6.0 million, or 1.6%. Deposit interest expense has increased $183 thousand for the first three months of 2005 compared to the same period in 2004.

The declining rate environment in recent years resulted in tighter margins in 2003 and 2004. The rising rate environment in the past year has contributed to improved margins. However, the banking industry continues to battle competition for loan and deposit dollars, and this trend is expected to continue, as well as downward pressure on margins.

During the first quarter of 2004, the Company determined that it was in its best interest to purchase additional investment securities. The Company implemented leverage strategies amounting to $30 million. Investments were purchased and funded by repurchase agreements and Federal Home Loan Bank advances. These strategies have added $57 thousand to net income before taxes for the first three months of 2005, and $108 thousand for the first three months of 2004.

Non-Interest Income

Non-interest income decreased $8 thousand for the three months ended March 31, 2005 compared to the same period in 2004 to $1.6 million, due primarily to a decrease in service charges. A decrease of $38 thousand in service charges from the first three months of 2004 to the comparable 2005 period is mainly attributable to a decrease in checking overdraft charges of $37 thousand.

Gain on sale of mortgage loans decreased $5 thousand during the first three months of 2005 compared to the same period in 2004. The volume of mortgage loan originations and sales is inverse to rate changes. The stabilizing of long term interest rates, along with the significant decrease in refinancing activity, has caused the income to be lower in 2005 than in 2004.



Non-Interest Expense

Total non-interest expenses decreased $5 thousand for the three month period ended March 31, 2005 compared to the same period in 2004.

For the comparable three month periods, salaries and benefits increased $110 thousand, an increase of 5%. Incentives represented $74 thousand and employee benefits represented $37 thousand of the increase in salaries and employee benefits expense during these comparable periods. The reduction of part time hours and the salary reduction of the current Chairman, who was the previous President and CEO, helped keep base salaries in 2005 comparable to 2004.

Occupancy expenses decreased $19 thousand to $570 thousand for the first three months of 2005 compared to the same period in 2004. The decrease in 2005 is mainly attributable to a decrease in depreciation of $70 thousand compared to 2004, offset somewhat by an increase in repairs and maintenance on buildings and equipment.

Amortization decreased for the first three months of 2005 compared to 2004 by $61 thousand, mainly from the deposit premium from a previous acquisition being fully amortized in 2004.

Other expenses decreased $59 thousand for the three months ended March 31, 2005 compared to the same time period in 2004. The decrease is primarily from the decrease in repossession expenses of $28 thousand and fraud losses of $24 thousand.

Income Taxes

The tax equivalent rate for the three months ended March 31, 2005 was 22% compared to 26% in 2004. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. Recognizing the remainder of the net operating loss carryforward from the Cynthiana acquisition in 2003 also contributed to the lower rate in 2005.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder. These shares were outside of the previously mentioned stock repurchase
programs.   Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2005, 86,053 shares have been purchased, with the most recent share repurchase having occurred on March 31, 2005. The repurchase program has had a positive effect on earnings per share calculations.



Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $8.8 million as of March 31, 2005 compared to $15.5 million at December 31, 2004. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold and the correspondent bank balances as of the last day of the quarter. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $121.9 million at March 31, 2005. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of March 31, 2005, we have sufficient collateral to borrow an additional $44 million from the FHLB. In addition, as of March 31, 2005, over $53 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of March 31, 2005, the Company's non-performing loans totaled $1.9 million or 0.51% of loans compared to $2.1 million or 0.58% of loans at December 31, 2004. (See table below) The changes in non-accrual loans and in accruing loans past due 90 days or more are attributable to various smaller consumer and real estate loans. Real estate loans composed 83% of the non-performing loans as of March 31, 2005 and 84% as of December 31, 2004. Forgone interest income on the non-accrual loans for both 2005 and 2004 is immaterial.

Nonperforming Assets

                                          3/31/05     12/31/04
                                             (in thousands)

Non-accrual Loans                        $    1,411  $    1,781
Accruing Loans which are
 Contractually past due
 90 days or more                                440         308
Total Nonperforming and Restructured          1,851       2,089
Other Real Estate                               921         676
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    2,772  $    2,765
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.51%       0.58%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.53%       0.52%




Provision for Loan Losses

The loan loss provision for the first three months was $250 thousand for 2005 and $255 thousand for 2004. A decrease in nonperforming loans and the lower level of net charge-offs have caused management to decrease the 2005 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the three month period ended March 31, 2005 were $86 thousand compared to $138 thousand for the same period in 2004. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss reserve is sufficient to meet probable incurred loan losses.

Loan Losses
                                               Three Months Ended March 31
                                                      (in thousands)
                                                   2005             2004
Balance at Beginning of Period                $      4,163     $      3,820
Amounts Charged-off:
  Commercial                                            43               15
  Real Estate Mortgage                                  22              -
  Agricultural                                         -                 83
  Consumer                                              66              112
Total Charged-off Loans                                131              210
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             1                4
  Real Estate Mortgage                                 -                 34
  Agricultural                                         -                  4
  Consumer                                              44               30
Total Recoveries                                        45               72
Net Charge-offs                                         86              138
Provision for Loan Losses                              250              255
Balance at End of Period                             4,327            3,937
Loans
  Average                                          359,262          312,334
  At March 31                                      359,522          313,612
As a Percentage of Average Loans:
  Net Charge-offs                                     0.02%            0.04%
  Provision for Loan Losses                           0.07%            0.08%
Allowance as a Percentage of
 Period-end Loans                                     1.20%            1.26%
Allowance as a Multiple of
 Net Charge-offs                                      12.6              7.1
Allowance as a Percentage of
 Non-performing and Restructured Loans                 234%             149%



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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of March 31, 2005 the projected percentage changes are within the Board approved limits, except for the "-100" and "- 300". In the "- 300" scenario, most of the rates used in the model cannot decline 300 basis points because of the current low level of rates. The Company is also slightly outside the Board approved limit in the "-100" environment. In these scenarios, the net interest income changes are outside the Board approved limit for such net interest income changes, and are monitored by and reported to the Board on a monthly basis. In addition, management has made some recent asset/liability decisions that would lessen the impact of changing interest rates. This period's volatility is comparable to the same periods a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2005 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300
Year One  (4/05 - 3/06)
  Interest Income          $22,890   $26,843   $28,825   $30,758   $34,475
  Interest Expense           8,964     9,621    10,869    12,117    14,612
    Net Interest Income     13,926    17,222    17,956    18,641    19,863


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/05 - 3/06)
  Interest Income          $(5,935)  $(1,982)     N/A    $ 1,933   $ 5,650
  Interest Expense          (1,905)   (1,248)     N/A      1,248     3,743
    Net Interest Income     (4,030)     (734)     N/A        685     1,907


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/05 - 3/06)
  Interest Income             -20.6%     -6.9%    N/A         6.7%     19.6%
  Interest Expense            -17.5%    -11.5%    N/A        11.5%     34.4%
    Net Interest Income       -22.4%     -4.1%    N/A         3.8%     10.6%

Net Interest Income
 Board approved limit        >-10.0%    >-4.0%    N/A       >-4.0%   >-10.0%




The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2004 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (4/04 - 3/05)
  Interest Income          $ 21,641  $ 24,670  $ 26,301  $ 27,932  $ 31,197
  Interest Expense            6,959     7,203     8,365     9,533    11,868
    Net Interest Income      14,682    17,467    17,936    18,399    19,329


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/04 - 3/05)
  Interest Income          $ (4,660) $ (1,631)    N/A    $  1,631  $  4,896
  Interest Expense           (1,406)   (1,162)    N/A       1,168     3,503
    Net Interest Income      (3,254)     (469)    N/A         463     1,393


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/04 - 3/05)
  Interest Income             -17.7%     -6.2%    N/A         6.2%     18.6%
  Interest Expense            -16.8%    -13.9%    N/A        14.0%     41.9%
    Net Interest Income       -18.1%     -2.6%    N/A         2.6%      7.8%

Net Interest Income
 Board approved limit        >-10.0%    >-4.0%    N/A       >-4.0%   >-10.0%

These projected changes in net interest income as of March 31, 2005 are slightly more when compared to the projected changes in net interest income as of March 31, 2004. Projections from March 31, 2005, year one reflected a decline in net interest income of 4.1% with a 100 basis point decline compared to the 2.6% decline in 2004. The 300 basis point increase in rates reflected a 10.6% increase in net interest income in 2005 compared to 7.8% in 2004.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs

1/1/05 -
 1/31/05     -0-         N/A              N/A                115,667 shares

2/1/05 -
 2/28/05     -0-         N/A              N/A                115,667 shares

3/1/05 -
 3/31/05     1,720      $29.61           1,720               113,947 shares

Total        1,720                       1,720               113,947 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder at a price of $28 per share. These shares were outside of the previously mentioned
stock repurchase programs.   Shares will be purchased from time to time in the
open market depending on market prices and other considerations. Through March 31, 2005, 86,053 shares have been purchased, with the most recent share repurchase having occurred on March 31, 2005.

Item 3.     Defaults upon Senior Securities

      None



Item 4.     Submission of Matters to a Vote of Security Holders

The registrant's 2005 Annual Meeting of Shareholders was held May 10, 2005. Proxies were solicited by the registrant's Board of Directors. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                    Votes For        Votes Withheld
          Henry Hinkle              1,962,309            75,932
          Theodore Kuster           1,971,989            66,252
          Robert G. Thompson        1,972,589            65,652

The following directors have a term of office that will continue following the Annual Meeting: William M. Arvin, Betty J. Long, Ted McClain, Louis Prichard, Woodrow Van Meter and Buckner Woodford, IV.

A proposal to approve the 2005 Restricted Stock Grant Plan was approved by a majority of the outstanding shares of the registrant's common stock. A total of 1,484,569 shares were voted in favor of the proposal; 113,663 shares were voted against; 77,434 shares abstained, and 362,575 shares were broker non-votes.

The total number of Common Shares outstanding as of March 18, 2005, the record date for the Annual Meeting of Shareholders, was 2,684,698.


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

                              KENTUCKY BANCSHARES, INC.

Date  ____5/13/05_________     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  ____5/13/05_________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer


2

3
18
Lexlibrary/197885.1