Form 10-Q
period 2005-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2005-08-15
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or
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


Number of shares of Common Stock outstanding as of August 12, 2005:
2,671,322.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   11

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           18

Item 4.     Controls and Procedures                                19

Part II - Other Information                                        20

Signatures                                                         21

Exhibits

     31.1 Certifications of Chief Executive Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        22

     31.2 Certifications of Chief Financial Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        24

     32   Certifications of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                              26



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        6/30/2005  12/31/2004
Assets
  Cash and due from banks                          $  10,977  $  12,249
  Federal funds sold                                     216      3,206
    Cash and cash equivalents                         11,193     15,455
  Securities available for sale                      120,385    126,767
  Mortgage loans held for sale                           -          175
  Loans                                              366,840    358,282
  Allowance for loan losses                           (4,431)    (4,163)
    Net loans                                        362,409    354,119
  Federal Home Loan Bank stock                         5,257      5,137
  Bank premises and equipment, net                    10,857     11,378
  Interest receivable                                  3,407      3,226
  Goodwill                                             9,111      9,111
  Other intangible assets                                814        861
  Mortgage servicing rights                              859        876
  Other assets                                         1,507      1,439
    Total assets                                   $ 525,799  $ 528,544

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  69,856  $  74,048
    Time deposits, $100,000 and over                  54,834     59,469
    Other interest bearing                           260,302    254,438
      Total deposits                                 384,992    387,955
  Repurchase agreements and other borrowings          16,346     25,593
  Federal Home Loan Bank advances                     67,251     59,750
  Subordinated debentures                              7,217      7,217
  Interest payable                                     2,067      1,849
  Other liabilities                                    1,619      1,153
    Total liabilities                                479,492    483,517

  Stockholders' equity
  Common stock                                         6,824      6,819
  Retained earnings                                   39,358     37,884
  Accumulated other comprehensive income (loss)          125        324
    Total stockholders' equity                        46,307     45,027
    Total liabilities & stockholders' equity       $ 525,799  $ 528,544


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                  Six Months Ending
                                                     6/30/2005   6/30/2004
INTEREST INCOME:
  Loans, including fees                             $   11,328  $    9,813
  Securities available for sale                          2,403       2,889
  Other                                                     22          28
    Total interest income                               13,753      12,730
INTEREST EXPENSE:
  Deposits                                               3,336       2,848
  Other                                                  1,811       1,544
    Total interest expense                               5,147       4,392
  Net interest income                                    8,606       8,338
  Loan loss provision                                      416         450
  Net interest income after provision                    8,190       7,888
NON-INTEREST INCOME:
  Service charges                                        2,195       2,217
  Loan service fee income                                  131         119
  Trust department income                                  215         147
  Securities available for sale gains (losses), net         53          76
  Gain on sale of mortgage loans                           187         238
  Other                                                    607         541
    Total other income                                   3,388       3,338
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         4,301       4,102
  Occupancy expenses                                     1,120       1,129
  Amortization                                             171         294
  Advertising and marketing                                220         196
  Taxes other than payroll, property and income            272         248
  Other                                                  1,690       1,688
    Total other expenses                                 7,774       7,657
  Income before taxes                                    3,804       3,569
  Income taxes                                             955         980
Net income                                          $    2,849  $    2,589

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  (199)     (2,480)

Comprehensive Income                                $    2,650  $      109

Earnings per share
Basic                                               $     1.06  $     0.92
Diluted                                                   1.05        0.92


See Accompanying Notes


KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Three Months Ending
                                                     6/30/2005   6/30/2004
INTEREST INCOME:
  Loans, including fees                             $    5,818  $    5,005
  Securities available for sale                          1,201       1,448
  Other                                                     14          10
    Total interest income                                7,033       6,463
INTEREST EXPENSE:
  Deposits                                               1,717       1,412
  Other                                                    931         784
    Total interest expense                               2,648       2,196
  Net interest income                                    4,385       4,267
  Loan loss provision                                      166         195
  Net interest income after provision                    4,219       4,072
NON-INTEREST INCOME:
  Service charges                                        1,178       1,162
  Loan service fee income                                   66          60
  Trust department income                                  112          65
  Securities available for sale gains (losses), net         53          60
  Gain on sale of mortgage loans                            90         136
  Other                                                    335         293
    Total other income                                   1,834       1,776
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,149       2,060
  Occupancy expenses                                       550         540
  Amortization                                              87         149
  Advertising and marketing                                110          96
  Taxes other than payroll, property and income            135         125
  Other                                                    924         863
    Total other expenses                                 3,955       3,833
  Income before taxes                                    2,098       2,015
  Income taxes                                             582         576
Net income                                          $    1,516  $    1,439

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                   890      (2,852)

Comprehensive Income                                $    2,406  $   (1,413)

Earnings per share
Basic                                               $     0.56  $     0.51
Diluted                                                   0.56        0.51


See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                     Accumulated
                                                                       Other         Total
                                    ----Common Stock----  Retained  Comprehensive  Stockholders'
                                      Shares     Amount   Earnings     Income         Equity

Balances, December 31, 2004          2,684,498  $ 6,819   $ 37,884   $       324    $  45,027

Common stock issued                      1,400       18          -             -           18

Common stock purchased                  (5,209)     (13)      (141)            -         (154)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                  -        -          -          (199)        (199)

Net income                                   -        -      2,849             -        2,849

Dividends declared - $0.46 per share         -        -     (1,234)            -       (1,234)

Balances, June 30, 2005              2,680,689  $ 6,824   $ 39,358   $       125    $  46,307


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                             Six Months Ending
                                                       6/30/2005  6/30/2004
Cash Flows From Operating Activities
  Net Income                                           $  2,849   $  2,589
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                              468        541
  Amortization                                              171        294
  Amortization of premium on debt                           (49)       (49)
  Securities amortization (accretion), net                  173        390
  Provision for loan losses                                 416        450
  Securities (gains) losses, net                            (53)       (76)
  Originations of loans held for sale                   (10,103)   (12,301)
  Proceeds from sale of loans                            10,465     13,395
  Federal Home Loan Bank stock dividends                   (120)       (99)
  Losses (gains) on sale of fixed assets                    (84)       -
  Gain on sale of mortgage loans                           (187)      (238)
  Changes in:
    Interest receivable                                    (181)       103
    Other assets                                           (175)      (311)
    Interest payable                                        218         12
    Other liabilities                                       569      1,001
      Net cash from operating activities                  4,377      5,701
Cash Flows From Investing Activities
  Purchases of securities available for sale             (4,428)   (56,036)
  Proceeds from sales of securities available for sale    1,324     26,807
  Proceeds from principal payments, maturities and
   calls of securities available for sale                 9,064     20,723
  Net change in loans                                    (8,706)   (21,865)
  Purchases of bank premises and equipment, net             137       (794)
  Proceeds from the sale of bank premises and equipment
    Net cash from investing activities                   (2,609)   (31,165)
Cash Flows From Financing Activities:
  Net change in deposits                                 (2,963)    (5,518)
  Net change in securities sold under agreements to
   repurchase and other borrowings                       (9,247)    21,857
  Advances from Federal Home Loan Bank                   15,000     10,000
  Payments on Federal Home Loan Bank advances            (7,450)    (8,944)
  Proceeds from issuance of common stock                     18         44
  Purchase of common stock                                 (154)       -
  Dividends paid                                         (1,234)    (1,177)
    Net cash from financing activities                   (6,030)    16,262
Net change in cash and cash equivalents                  (4,262)    (9,202)
Cash and cash equivalents at beginning of period         15,455     21,388
Cash and cash equivalents at end of period             $ 11,193   $ 12,186


See Accompanying Notes



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

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

June 30, 2005
  U.S. Treasury                      $  3,011   $      -   $    (38)  $  2,973
  U.S. government agencies             37,859          -       (484)    37,375
  States and political subdivisions    35,325      1,217       (128)    36,414
  Mortgage-backed                      43,476         49       (703)    42,822
  Equity securities                       525        276          -        801
    Total                             120,196      1,542     (1,353)   120,385

December 31, 2004
  U.S. Treasury                      $  3,014   $      -   $    (30)  $  2,984
  U.S. government agencies             39,410          4       (384)    39,030
  States and political subdivisions    34,026      1,297       (163)    35,160
  Mortgage-backed                      49,219         80       (678)    48,621
  Equity securities                       608        364          -        972
    Total                             126,277      1,745     (1,255)   126,767




3.	LOANS

Loans at period-end are as follows:
(in thousands)

                                      6/30/2005  12/31/2004

Commercial                           $   22,336  $   19,999
Real estate construction                 29,994      32,256
Real estate mortgage                    244,472     238,476
Agricultural                             60,384      57,498
Consumer                                  9,654      10,053
Total                                   366,840     358,282


4.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:


                   Six Months Ended
                                                           June 30
                                                      2005          2004
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $2,849      $2,589
  Weighted average common shares outstanding        2,683       2,801
  Basic earnings per share                         $ 1.06      $ 0.92

Diluted Earnings Per Share
  Net Income                                       $2,849      $2,589
  Weighted average common shares outstanding        2,683       2,801
  Add dilutive effects of assumed exercise
   of stock options                                    16          22
  Weighted average common and dilutive
   potential common shares outstanding              2,699       2,823
  Diluted earnings per share                       $ 1.05      $ 0.92


                  Three Months Ended
                                                           June 30
                                                      2005          2004
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,516      $1,439
  Weighted average common shares outstanding        2,682       2,802
  Basic earnings per share                         $ 0.56      $ 0.51

Diluted Earnings Per Share
  Net Income                                       $1,516      $1,439
  Weighted average common shares outstanding        2,682       2,802
  Add dilutive effects of assumed exercise
   of stock options                                    15          21
  Weighted average common and dilutive
   potential common shares outstanding              2,697       2,823
  Diluted earnings per share                       $ 0.56      $ 0.51

Stock options for 31,100 shares common stock for the six and three months ended June 30, 2005 and for 11,750 shares of common stock for the six and three months ended June 30, 2004 were excluded from diluted earnings per share because their impact was antidilutive.




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

                                        Six months ended June 30
                                             (in thousands)

                                           2005          2004
Net income
  As reported                           $  2,849       $  2,589
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                        (27)           (10)
     Pro forma                             2,822          2,579


Basic earnings per share
  As reported                           $   1.06       $   0.92
  Pro forma                                 1.05           0.92

Diluted earnings per share
  As reported                           $   1.05       $   0.92
  Pro forma                                 1.04           0.91

                                       Three months ended June 30
                                             (in thousands)

                                           2005          2004
Net income
  As reported                           $  1,516       $  1,439
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                        (13)            (5)
     Pro forma                             1,503          1,434


Basic earnings per share
  As reported                           $   0.56       $   0.51
  Pro forma                                 0.56           0.51

Diluted earnings per share
  As reported                           $   0.56       $   0.51
  Pro forma                                 0.55           0.50


6.	Dividends per share paid for the quarter ended June 30, 2005 were $0.23 compared to $0.21 for June 30, 2004. This is the same rate of dividend paid for the first quarters of the respective years.




7.	 Components of Net Periodic Benefit Cost

                                          Six months ended June 30
                                              (in thousands)

Pension Benefits
                                             2005          2004

Service cost                               $   216       $   185
Interest cost                                  173           143
Expected return on plan assets                (188)         (160)
Amortization                                    20             -

Net Periodic Benefit Cost                  $   221       $   168

                                         Three months ended June 30
                                              (in thousands)

Pension Benefits
                                             2005          2004

Service cost                               $   108       $    83
Interest cost                                   86            67
Expected return on plan assets                 (94)          (80)
Amortization                                    10            (3)

Net Periodic Benefit Cost                  $   110       $    67

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $255 thousand as its 2005 annual contribution to the Pension Plan. No contributions to the Pension Plan were made for the six months ended June 30, 2005, and the Company anticipates making its annual contribution in the third quarter of 2005.

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



Summary

Kentucky Bancshares, Inc. recorded net income of $2.8 million, or $1.06 basic and $1.05 diluted earnings per share for the first six months ended June 30, 2005 compared to $2.6 million, or $0.92 basic earnings per share and $0.92 diluted earnings per share for the six month period ending June 30, 2004. The first six months earnings reflects an increase of 10.0% compared to the same time period in 2004. The earnings for the three months ended June 30, 2005 were $1.5 million compared to $1.4 million for the same time period in 2004. The basic and diluted earnings per share were both $0.56 for the three months ended June 30, 2005 and $0.51 for the three months ended June 30, 2004.

Return on average assets was 1.09% for the six months ended June 30, 2005 and 0.99% for the six month period ended June 30, 2004. Return on average equity was 12.6% for the six month period ended June 30, 2005 and 11.0% for the same period in 2004. Return on average assets was 1.23% for the three months ended June 30, 2005 and 1.20% for the three month period ended June 30, 2004.
Return on average equity was 14.2% for the three month period ended June 30, 2005 and 13.7% for the same period in 2004.

Loans increased $8.5 million from $358.3 million on December 31, 2004 to $366.8 million on June 30, 2005. Increases in commercial, real estate mortgage and agricultural loans were offset by a decrease in real estate construction and consumer loans. Management attributes the improved growth in loans primarily to the improving economy.

Total deposits decreased from $388.0 million on December 31, 2004 to $385.0 million on June 30, 2005, a decrease of $3.0 million, primarily the result of general competition for deposits. The decrease is mainly attributable to a decrease in non-interest bearing deposits of $4.2 million and time deposits ($100,000 and over) of $4.6 million, offset by an increase in other interest bearing deposits of $5.8 million.

Net Interest Income

Net interest income was $8.6 million for the six months ended June 30, 2005 compared to $8.3 million for the six months ended June 30, 2004, an increase of 3.2%. The interest spread was 3.46% for the first six months of 2005 compared to 3.41% for the same period in 2004, an increase of 5 basis points. Generally, the increasing interest rate environment has contributed to improved net interest margins in the first six months of 2005 compared to 2004. For the three months ended June 30, 2005, the net interest income was $4.4 million compared to $4.3 million for the same time period in 2004. The interest spread was 3.51% for the three month period ended June 30, 2005 compared to 3.44% for the same period in 2004, an increase of 7 basis points.

For the first six months, the yield on assets increased from 5.26% in 2004 to 5.64% in 2005. The cost of liabilities increased from 1.86% in 2004 to 2.18% in 2005. Year to date average loans are up $36.5 million, or 11.2% from June 30, 2004 to June 30, 2005. Loan interest income has increased $1.5 million for the first six months of 2005 compared to the first six months of 2004. Year to date average deposits decreased from June 30, 2004 to June 30, 2005, down $7.2 million, or 1.9%. Deposit interest expense has increased $488 thousand for the first six months of 2005 compared to the same period in 2004.

The declining rate environment in recent years resulted in tighter margins in 2003 and 2004. The rising rate environment in the past year has contributed to improved margins. However, the banking industry continues to battle competition for loan and deposit dollars, and this trend is expected to continue, resulting in downward pressure on margins.

During the first quarter of 2004, the Company determined that it was in its best interest to purchase additional investment securities. The Company implemented leverage strategies amounting to $30 million. Investments were purchased and funded by repurchase agreements and Federal Home Loan Bank advances. These strategies have added $112 thousand to net income before taxes for the first six months of 2005, and $185 thousand for the first six months of 2004.

Non-Interest Income

Non-interest income increased $50 thousand for the six months ended June 30, 2005 compared to the same period in 2004 to $3.4 million, due primarily to an increase in trust department income of $68 thousand from the collection of certain estate fees and a gain on sale of premises of $83 thousand. A decrease of $22 thousand in service charges from the first six months of 2004 to the comparable 2005 period is mainly attributable to a decrease in checking overdraft charges of $38 thousand. The $58 thousand increase in non-interest income for the three months ended June 30, 2005 compared to the same period in 2004 is mainly attributable to the trust fees and sale of real estate mentioned previously.

Gain on sale of mortgage loans decreased $51 thousand during the first six months of 2005 compared to the same period in 2004. For the three month period ended June 30, 2005, gain on sale of mortgage loans decreased $46 thousand compared to the same period in 2004. The volume of mortgage loan originations and sales is inverse to rate changes. The stabilizing of long term interest rates, along with the significant decrease in refinancing activity, has caused the gain on sale of mortgage loans to be lower in 2005 than in 2004.

Non-Interest Expense

Total non-interest expenses increased $117 thousand for the six month period ended June 30, 2005 compared to the same period in 2004. For the three month period ended June 30, 2005, total non-interest expenses increased $122 thousand compared to the same three month period in 2004.

For the comparable six month periods, salaries and benefits increased $199 thousand, an increase of 5%. Salaries represented $96 thousand, incentives represented $74 thousand and employee benefits represented $29 thousand of the increase in salaries and employee benefits expense during these comparable periods. Salaries and employee benefits increased $89 thousand for the three month period ended June 30, 2005 compared to the same period in 2004. The reduction of part time hours and the salary reduction of the current Chairman, who was the previous President and CEO, helped limit the base salaries increase for the six months ended June 30, 2005 to 3% when compared to 2004.

Occupancy expenses decreased $9 thousand to $1.1 million for the first six months of 2005 compared to the same period in 2004. The decrease in 2005 is mainly attributable to a decrease in depreciation of $73 thousand compared to 2004, offset by an increase of $62 thousand in repairs and maintenance on buildings and equipment. Occupancy expenses increased $10 thousand for the three month period ended June 30, 2005 compared to the same period in 2004.

Amortization decreased for the first six months of 2005 compared to 2004 by $123 thousand, and decreased $62 thousand for the three month period ended June 30, 2005 compared to the same period in 2004, mainly from the deposit premium from a previous acquisition being fully amortized in 2004.

Other expenses increased $2 thousand for the six months ended June 30, 2005 compared to the same time period in 2004. Losses on foreclosed property of $53 thousand are offset primarily from the decrease in repossession expenses of $40 thousand and fraud losses of $9 thousand. Other expenses increased $61 thousand for the three months ended June 30, 2005 compared to the same time period in 2004.

Income Taxes

The tax equivalent rate for the six months ended June 30, 2005 was 25% compared to 27% in 2004. The tax equivalent rate for the three months ended June 30, 2005 was 28% compared to 29% in 2004. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. Recognizing the remainder of the net operating loss carryforward from the Cynthiana acquisition in 2003 also contributed to the lower rate in 2005.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder. These shares were outside of the previously mentioned stock repurchase
programs.   Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2005, 89,542 shares have been purchased, with the most recent share repurchase having occurred on July 25, 2005. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $11.2 million as of June 30, 2005 compared to $15.5 million at December 31, 2004. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold and the correspondent bank balances as of the last day of the quarter. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $120.4 million at June 30, 2005. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of June 30, 2005, we have sufficient collateral to borrow an additional $33 million from the FHLB. In addition, as of June 30, 2005, over $53 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of June 30, 2005, the Company's non-performing loans totaled $1.8 million or 0.49% of loans compared to $2.1 million or 0.58% of loans at December 31, 2004. (See table below) The changes in non-accrual loans and in accruing loans past due 90 days or more are attributable to various smaller consumer and real estate loans. Real estate loans composed 74% of the non-performing loans as of June 30, 2005 and 84% as of December 31, 2004. Forgone interest income on the non-accrual loans for both 2005 and 2004 is immaterial.

Nonperforming Assets

                                          6/30/05     12/31/04
                                             (in thousands)

Non-accrual Loans                        $    1,564  $    1,781
Accruing Loans which are
 Contractually past due
 90 days or more                                225         308
Total Nonperforming and Restructured          1,789       2,089
Other Real Estate                               500         676
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    2,289  $    2,765
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.49%       0.58%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.44%       0.52%



Provision for Loan Losses

The loan loss provision for the first six months was $416 thousand for 2005 and $450 thousand for 2004. The loan loss provision for the three months ended June 30, 2005 was $166 thousand and $195 thousand for the same time period in 2004. A decrease in nonperforming loans and the lower level of net charge-offs have caused management to decrease the 2005 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the six month period ended June 30, 2005 were $149 thousand compared to $177 thousand for the same period in 2004. Net charge-offs for the three month period ended June 30, 2005 were $63 thousand
compared to $39 thousand for the same period in 2004.   Future levels of
charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss reserve is sufficient to meet probable incurred loan losses.

Loan Losses
                                                 Six Months Ended June 30
                                                       (in thousands)
                                                   2005             2004
Balance at Beginning of Period                $      4,163     $      3,820
Amounts Charged-off:
  Commercial                                            62               45
  Real Estate Mortgage                                  73               19
  Agricultural                                         -                 83
  Consumer                                              83              149
Total Charged-off Loans                                218              296
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             2                6
  Real Estate Mortgage                                   2               37
  Agricultural                                         -                  5
  Consumer                                              66               71
Total Recoveries                                        70              119
Net Charge-offs                                        148              177
Provision for Loan Losses                              416              450
Balance at End of Period                             4,431            4,093
Loans
  Average                                          361,044          317,597
  At June 30                                       366,840          334,690
As a Percentage of Average Loans:
  Net Charge-offs                                     0.04%            0.06%
  Provision for Loan Losses                           0.12%            0.14%
Allowance as a Percentage of
 Period-end Loans                                     1.21%            1.22%
Allowance as a Multiple of
 Net Charge-offs                                      15.0             11.6
Allowance as a Percentage of
 Non-performing and Restructured Loans                 248%             217%




Loan Losses
                                                   Quarter Ended June 30
                                                       (in thousands)
                                                   2005             2004
Balance at Beginning of Period                $      4,327     $      3,937
Amounts Charged-off:
  Commercial                                            19               30
  Real Estate Mortgage                                  51               19
  Consumer                                              17               37
Total Charged-off Loans                                 87               86
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             1                2
  Real Estate Mortgage                                   2                3
  Agricultural                                         -                  1
  Consumer                                              22               41
Total Recoveries                                        25               47
Net Charge-offs                                         62               39
Provision for Loan Losses                              166              195
Balance at End of Period                             4,431            4,093
Loans
  Average                                          362,826          322,860
  At June 30                                       366,840          334,690
As a Percentage of Average Loans:
  Net Charge-offs                                     0.02%            0.01%
  Provision for Loan Losses                           0.05%            0.06%
Allowance as a Multiple of
 Net Charge-offs                                      17.6             26.2



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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of June 30, 2005 the projected percentage changes are within the Board approved limits, except for the "-100" and "- 300". In the "- 300" scenario, most of the rates used in the model cannot decline 300 basis points because of the current low level of rates. The Company is also slightly outside the Board approved limit in the "-100" environment. In these scenarios, the net interest income changes are outside the Board approved limit for such net interest income changes, and are monitored by and reported to the Board on a monthly basis. This period's volatility is comparable to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2005 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300
Year One  (7/05 - 6/06)
  Interest Income          $24,106   $27,856   $29,734   $31,551   $35,029
  Interest Expense           8,656    10,210    11,331    12,451    14,692
    Net Interest Income     15,450    17,646    18,403    19,100    20,337

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/05 - 6/06)
  Interest Income          $(5,628)  $(1,878)     N/A    $ 1,817   $ 5,295
  Interest Expense          (2,675)   (1,121)     N/A      1,120     3,361
    Net Interest Income     (2,953)     (757)     N/A        697     1,934

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/05 - 6/06)
  Interest Income            -18.9%     -6.3%     N/A        6.1%     17.8%
  Interest Expense           -23.6%     -9.9%     N/A        9.9%     29.7%
    Net Interest Income      -16.0%     -4.1%     N/A        3.8%     10.5%

Net Interest Income
 Board approved limit       >-10.0%    >-4.0%     N/A      >-4.0%   >-10.0%



The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2004 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (7/04 - 6/05)
  Interest Income          $ 21,667  $ 25,017  $ 26,735  $ 28,454  $ 31,896
  Interest Expense            6,787     7,122     8,457     9,800    12,488
    Net Interest Income      14,880    17,895    18,278    18,654    19,408


PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/04 - 6/05)
  Interest Income          $ (5,068) $ (1,718)  N/A      $  1,719  $  5,161
  Interest Expense           (1,670)   (1,335)  N/A         1,343     4,031
    Net Interest Income      (3,398)     (383)  N/A           376     1,130


PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/04 - 6/05)
  Interest Income             -19.0%     -6.4%  N/A           6.4%     19.3%
  Interest Expense            -19.7%    -15.8%  N/A          15.9%     47.7%
    Net Interest Income       -18.6%     -2.1%  N/A           2.1%      6.2%

Net Interest Income
 Board approved limit        >-10.0%    >-4.0%    N/A       >-4.0%   >-10.0%

These projected changes in net interest income as of June 30, 2005 are slightly more when compared to the projected changes in net interest income as of June 30, 2004. Projections from June 30, 2005, year one reflected a decline in net interest income of 4.1% with a 100 basis point decline compared to the 2.1% decline in 2004. The 300 basis point increase in rates reflected a 10.5% increase in net interest income in 2005 compared to 6.2% in 2004.

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
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs

4/1/05 -
 4/30/05       280      $29.62             280               113,667 shares

5/1/05 -
 5/31/05       -0-         N/A             N/A               113,667 shares

6/1/05 -
 6/30/05     3,209      $29.62           3,209               110,458 shares

Total        3,489                       3,489               110,458 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder at a price of $28 per share. These shares were outside of the previously mentioned stock repurchase programs. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2005, 89,542 shares have been purchased.

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

                              KENTUCKY BANCSHARES, INC.

Date  ____8/15/05_________     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  ____8/15/05_________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer


2

3
21
Lexlibrary/197885.1