Form 10-Q
period 2005-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2005-11-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or
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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No   X___

Number of shares of Common Stock outstanding as of November 10, 2005:
2,665,022.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   11

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           18

Item 4.     Controls and Procedures                                20

Part II - Other Information                                        20

Signatures                                                         21

Exhibits

     31.1 Certifications of Chief Executive Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        22

     31.2 Certifications of Chief Financial Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        24

     32   Certifications of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                              26



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        9/30/2005 12/31/2004
Assets
  Cash and due from banks                          $  13,194  $  12,249
  Federal funds sold                                  19,924      3,206
    Cash and cash equivalents                         33,118     15,455
  Securities available for sale                      133,869    126,767
  Mortgage loans held for sale                           214        175
  Loans                                              359,524    358,282
  Allowance for loan losses                           (4,510)    (4,163)
    Net loans                                        355,014    354,119
  Federal Home Loan Bank stock                         5,321      5,137
  Bank premises and equipment, net                    10,803     11,378
  Interest receivable                                  3,845      3,226
  Goodwill                                             9,111      9,111
  Other intangible assets                                790        861
  Mortgage servicing rights                              834        876
  Other assets                                         1,029      1,439
    Total assets                                   $ 553,948  $ 528,544

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  74,593  $  74,048
    Time deposits, $100,000 and over                  59,478     59,469
    Other interest bearing                           280,741    254,438
      Total deposits                                 414,812    387,955
  Repurchase agreements and other borrowings          15,911     25,593
  Federal Home Loan Bank advances                     67,001     59,750
  Subordinated debentures                              7,217      7,217
  Interest payable                                     1,897      1,849
  Other liabilities                                      873      1,153
    Total liabilities                                507,711    483,517

  Stockholders' equity
  Common stock                                         6,542      6,819
  Retained earnings                                   40,174     37,884
  Accumulated other comprehensive income (loss)         (479)       324
    Total stockholders' equity                        46,237     45,027
    Total liabilities & stockholders' equity       $ 553,948  $ 528,544


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Nine Months Ending
                                                     9/30/2005   9/30/2004
INTEREST INCOME:
  Loans, including fees                             $   17,265  $   15,038
  Securities available for sale                          3,637       4,167
  Other                                                    172          30
    Total interest income                               21,074      19,235
INTEREST EXPENSE:
  Deposits                                               5,527       4,219
  Other                                                  2,695       2,426
    Total interest expense                               8,222       6,645
  Net interest income                                   12,852      12,590
  Loan loss provision                                      583         620
  Net interest income after provision                   12,269      11,970
NON-INTEREST INCOME:
  Service charges                                        3,377       3,424
  Loan service fee income                                  197         182
  Trust department income                                  332         220
  Securities available for sale gains (losses), net         63         239
  Gain on sale of mortgage loans                           265         295
  Other                                                    873         788
    Total other income                                   5,107       5,148
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         6,420       6,101
  Occupancy expenses                                     1,686       1,704
  Amortization                                             259         433
  Advertising and marketing                                330         294
  Taxes other than payroll, property and income            407         373
  Other                                                  2,499       2,410
    Total other expenses                                11,601      11,315
  Income before taxes                                    5,775       5,803
  Income taxes                                           1,496       1,635
Net income                                          $    4,279  $    4,168

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  (803)       (745)

Comprehensive Income                                $    3,476  $    3,423

Earnings per share
Basic                                               $     1.60  $     1.50
Diluted                                                   1.59        1.49


See Accompanying Notes






KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Three Months Ending
                                                     9/30/2005   9/30/2004
INTEREST INCOME:
  Loans, including fees                             $    5,937  $    5,225
  Securities available for sale                          1,234       1,278
  Other                                                    150           2
    Total interest income                                7,321       6,505
INTEREST EXPENSE:
  Deposits                                               2,191       1,371
  Other                                                    884         882
    Total interest expense                               3,075       2,253
  Net interest income                                    4,246       4,252
  Loan loss provision                                      167         170
  Net interest income after provision                    4,079       4,082
NON-INTEREST INCOME:
  Service charges                                        1,182       1,207
  Loan service fee income                                   66          63
  Trust department income                                  117          73
  Securities available for sale gains (losses), net         10         163
  Gain on sale of mortgage loans                            78          57
  Other                                                    266         247
    Total other income                                   1,719       1,810
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,119       1,999
  Occupancy expenses                                       566         575
  Amortization                                              88         139
  Advertising and marketing                                110          98
  Taxes other than payroll, property and income            135         125
  Other                                                    809         722
    Total other expenses                                 3,827       3,658
  Income before taxes                                    1,971       2,234
  Income taxes                                             541         655
Net income                                          $    1,430  $    1,579

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  (604)      1,735

Comprehensive Income                                $      826  $    3,314

Earnings per share
Basic                                               $     0.54  $     0.58
Diluted                                                   0.54        0.57



See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                     Accumulated
                                                                       Other         Total
                                    ----Common Stock----  Retained  Comprehensive  Stockholders'
                                      Shares     Amount   Earnings     Income         Equity

Balances, December 31, 2004          2,684,498  $  6,819  $  37,884  $       324    $  45,027

Common stock issued                      1,400        19          -            -           19

Common stock purchased                 (14,576)     (296)      (140)           -         (436)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                  -         -          -         (803)        (803)

Net income                                   -         -      4,279            -        4,279

Dividends declared - $0.69 per share         -         -     (1,849)           -       (1,849)

Balances, September 30, 2005         2,671,322  $  6,542  $  40,174  $      (479)   $  46,237



See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
 (thousands)                                            Nine Months Ending
                                                       9/30/2005  9/30/2004
Cash Flows From Operating Activities
  Net Income                                           $  4,279   $  4,168
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                              707        759
  Amortization of core deposits & mortgage servicing        259        433
  Amortization of premium on debt                           (74)       (49)
  Securities amortization (accretion), net                  266        520
  Provision for loan losses                                 583        620
  Securities (gains) losses, net                            (64)      (239)
  Originations of loans held for sale                   (14,612)   (16,775)
  Proceeds from sale of loans                            14,838     24,793
  Federal Home Loan Bank stock dividends                   (184)      (152)
  Losses (gains) on sale of fixed assets                    (71)       -
  Gain on sale of mortgage loans                           (265)      (295)
  Changes in:
    Interest receivable                                    (619)      (256)
    Other assets                                            264       (254)
    Interest payable                                         48       (139)
    Other liabilities                                       134      2,805
      Net cash from operating activities                  5,489     15,939
Cash Flows From Investing Activities
  Purchases of securities available for sale            (23,520)   (56,036)
  Proceeds from sales of securities available for sale    1,323     37,891
  Proceeds from principal payments, maturities and
   calls of securities available for sale                13,676     27,430
  Net change in loans                                    (1,478)   (38,755)
  Purchases of bank premises and equipment                 (643)      (849)
  Proceeds from the sale of bank premises and equipment     582          -
    Net cash from investing activities                  (10,060)   (30,319)
Cash Flows From Financing Activities:
  Net change in deposits                                 26,857    (19,090)
  Net change in securities sold under agreements to
   repurchase and other borrowings                       (9,682)    16,829
  Advances from Federal Home Loan Bank                   15,000     10,000
  Payments on Federal Home Loan Bank advances            (7,675)      (188)
  Proceeds from issuance of common stock                     19         56
  Purchase of common stock                                 (436)    (3,424)
  Dividends paid                                         (1,849)    (1,740)
    Net cash from financing activities                   22,234      2,443
Net change in cash and cash equivalents                  17,663    (11,937)
Cash and cash equivalents at beginning of period         15,455     21,388
Cash and cash equivalents at end of period             $ 33,118   $  9,451


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

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

September 30, 2005
  U.S. Treasury                      $  3,008   $    -     $    (39)  $  2,969
  U.S. government agencies             45,855        -         (735)    45,120
  States and political subdivisions    36,188        945       (233)    36,900
  Mortgage-backed                      49,018         20       (974)    48,064
  Equity securities                       525        291        -          816
    Total                             134,594      1,256     (1,981)   133,869

December 31, 2004
  U.S. Treasury                      $  3,014   $    -     $    (30)  $  2,984
  U.S. government agencies             39,410          4       (384)    39,030
  States and political subdivisions    34,026      1,297       (163)    35,160
  Mortgage-backed                      49,219         80       (678)    48,621
  Equity securities                       608        364        -          972
    Total                             126,277      1,745     (1,255)   126,767



3.	LOANS

Loans at period-end are as follows:
(in thousands)

                                     9/30/2005   12/31/2004

Commercial                           $   21,358  $   19,999
Real estate construction                 29,208      32,256
Real estate mortgage                    240,696     238,476
Agricultural                             58,953      57,498
Consumer                                  9,309      10,053
Total                                   359,524     358,282


4.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:


                   Nine Months Ended
                                                          Septmber 30
                                                      2005          2004
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $4,279      $4,168
  Weighted average common shares outstanding        2,680       2,782
  Basic earnings per share                         $ 1.60      $ 1.50

Diluted Earnings Per Share
  Net Income                                       $4,279      $4,168
  Weighted average common shares outstanding        2,680       2,782
  Add dilutive effects of assumed exercise
   of stock options                                    15          21
  Weighted average common and dilutive
   potential common shares outstanding              2,695       2,803
  Diluted earnings per share                       $ 1.59      $ 1.49


                  Three Months Ended
                                                         September 30
                                                      2005          2004
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,430      $1,579
  Weighted average common shares outstanding        2,682       2,745
  Basic earnings per share                         $ 0.54      $ 0.58

Diluted Earnings Per Share
  Net Income                                       $1,430      $1,579
  Weighted average common shares outstanding        2,682       2,745
  Add dilutive effects of assumed exercise
   of stock options                                    15          19
  Weighted average common and dilutive
   potential common shares outstanding              2,697       2,764
  Diluted earnings per share                       $ 0.54      $ 0.57

Stock options for 31,100 shares common stock for the nine months ended September 30, 2005 and for 27,600 shares common stock for the three months ended September 30, 2005, and for 11,550 shares of common stock for the nine and three months ended September 30, 2004 were excluded from diluted earnings per share because their impact was antidilutive.


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

                                     Nine months ended September 30
                                             (in thousands)

                                           2005          2004
Net income
  As reported                           $  4,279       $  4,168
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                        (41)           (16)
     Pro forma                             4,238          4,152


Basic earnings per share
  As reported                           $   1.60       $   1.50
  Pro forma                                 1.58           1.49

Diluted earnings per share
  As reported                           $   1.59       $   1.49
  Pro forma                                 1.57           1.48

                                     Three months ended September 30
                                             (in thousands)

                                           2005          2004
Net income
  As reported                           $  1,430       $  1,579
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                        (14)            (6)
     Pro forma                             1,416          1,573


Basic earnings per share
  As reported                           $   0.54       $   0.58
  Pro forma                                 0.53           0.57

Diluted earnings per share
  As reported                           $   0.54       $   0.57
  Pro forma                                 0.53           0.57



In December 2004, the Financial Accounting Standards Board issued a revised version of Statement of Financial Accounting Standards No. 123. It requires that the fair value of stock options and other share-based compensation be measured as of the date the grant is awarded and expensed over the period of employee service, typically the vesting period. It will be required for the Company starting January 1, 2006. Compensation cost will also be recorded for previously awarded options to the extent that they vest after the effective date. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted. The effect of existing options that will continue to vest after the adoption date is anticipated to be immaterial.

6.	Dividends per share paid for the quarter ended September 30, 2005 were
$0.23 compared to $0.21 for September 30, 2004. This is the same rate of dividend paid for the first two quarters of the respective years.

7.	 Components of Net Periodic Benefit Cost

                                       Nine months ended September 30
                                              (in thousands)

Pension Benefits
                                             2005          2004

Service cost                               $   324       $   277
Interest cost                                  260           215
Expected return on plan assets                (282)         (240)
(Gain) loss amortization                        30             -

Net Periodic Benefit Cost                  $   332       $   252

                                      Three months ended September 30
                                              (in thousands)

Pension Benefits
                                             2005          2004

Service cost                               $   108       $    92
Interest cost                                   87            72
Expected return on plan assets                 (94)          (80)
(Gain) loss amortization                        10             -

Net Periodic Benefit Cost                  $   111       $    84

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $255 thousand as its 2005 annual contribution to the Pension Plan. The Company's actual annual contribution was $211 thousand, and was made in the third quarter of 2005.

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

Summary

Kentucky Bancshares, Inc. recorded net income of $4.3 million, or $1.60 basic and $1.59 diluted earnings per share for the first nine months ended September 30, 2005 compared to $4.2 million, or $1.50 basic earnings per share and $1.49 diluted earnings per share for the nine month period ending September 30, 2004. The first nine months earnings reflects an increase of 2.7% compared to the same time period in 2004. The earnings for the three months ended September 30, 2005 were $1.4 million compared to $1.6 million for the same time period in 2004. The basic and diluted earnings per share were both $0.54 for the three months ended September 30, 2005 and $0.58 basic and $0.57 diluted for the three months ended September 30, 2004.

Return on average assets was 1.08% for the nine months ended September 30, 2005 and 1.08% for the nine month period ended September 30, 2004. Return on average equity was 12.5% for the nine month period ended September 30, 2005 and 12.0% for the same period in 2004. Return on average assets was 1.05% for the three months ended September 30, 2005 and 1.27% for the three month period ended September 30, 2004. Return on average equity was 12.3% for the three month period ended September 30, 2005 and 14.1% for the same period in 2004.

Loans increased $1.2 million from $358.3 million on December 31, 2004 to $359.5 million on September 30, 2005. Increases in commercial, real estate mortgage and agricultural loans were offset by a decrease in real estate construction and consumer loans. Management attributes the growth in loans primarily to the improving economy, offset recently by the continuing rising interest rates and competitive pressure

Total deposits increased from $388.0 million on December 31, 2004 to $414.8 million on September 30, 2005, an increase of $26.8 million, primarily the result of the addition of public fund deposits, reported in other interest bearing deposits.

Net Interest Income

Net interest income was $12.9 million for the nine months ended September 30, 2005 compared to $12.6 million for the nine months ended September 30, 2004, an increase of 2.1%. The interest spread was 3.38% for the first nine months of 2005 compared to 3.41% for the same period in 2004, a decrease of 3 basis points. For the three months ended September 30, 2005, the net interest income was $4.2 million compared to $4.2 million for the same time period in 2004. The interest spread was 3.20% for the three month period ended September 30, 2005 compared to 3.47% for the same period in 2004, a decrease of 27 basis points. Generally, the increasing interest rate environment, increased cost of public fund deposits and stronger competitive rates have contributed to declining net interest margins in the first nine months of 2005 compared to 2004, and more specifically to the recent quarter.



For the first nine months, the yield on assets increased from 5.31% in 2004 to 5.67% in 2005. The cost of liabilities increased from 1.91% in 2004 to 2.28% in 2005. Year to date average loans are up $35.9 million, or 11.0% from September 30, 2004 to September 30, 2005. Loan interest income has increased $2.2 million for the first nine months of 2005 compared to the first nine months of 2004. Year to date average deposits increased from September 30, 2004 to September 30, 2005, up $6.8 million, or 1.8%. Deposit interest expense has increased $1.3 million for the first nine months of 2005 compared to the same period in 2004.

During the first quarter of 2004, the Company determined that it was in its best interest to purchase additional investment securities. The Company implemented leverage strategies amounting to $30 million. Investments were purchased and funded by repurchase agreements and Federal Home Loan Bank advances. These strategies have added $134 thousand to net income before taxes for the first nine months of 2005, and $337 thousand for the first nine months of 2004.

Following the 2004 enactment of federal legislation to end the federal tobacco program and to compensate quota owners and producers, the Company began to offer tobacco quota owners and producers upfront, lump-sum payment buyouts ranging from 75% to 80% of the future stream of federal buyout payments. The Company anticipates making approximately $10 million in lump-sum payments beginning in January 2006 under successor in interest contracts. This program will generate additional net interest income starting in January 2006.

Non-Interest Income

Non-interest income decreased $41 thousand for the nine months ended September 30, 2005 compared to the same period in 2004 to $5.1 million, due primarily to a decrease in securities net gains of $176 thousand. This is offset by the increase in trust department income from the collection of certain estate fees and the net gains on sale of premises of $71 thousand. A decrease of $47 thousand in service charges from the first nine months of 2004 to the comparable 2005 period is mainly attributable to a decrease in checking overdraft charges of $37 thousand. The $91 thousand decrease in non-interest income for the three months ended September 30, 2005 compared to the same period in 2004 is mainly attributable to the decrease in securities net gains of $153 thousand.

Gain on sale of mortgage loans decreased $30 thousand during the first nine months of 2005 compared to the same period in 2004. For the three month period ended September 30, 2005, gain on sale of mortgage loans decreased $21 thousand compared to the same period in 2004. The volume of mortgage loan originations and sales is generally inverse to rate changes. The significant decrease in refinancing activity, along with the stable long term interest rates, have caused the originations of mortgage loans to be lower and the related gain on sale of mortgage loans to be lower in 2005 than in 2004.

Non-Interest Expense

Total non-interest expenses increased $286 thousand for the nine month period ended September 30, 2005 compared to the same period in 2004. For the three month period ended September 30, 2005, total non-interest expenses increased $169 thousand compared to the same three month period in 2004.

For the comparable nine month periods, salaries and benefits increased $319 thousand, an increase of 5%. Salaries represented $143 thousand, incentives represented $71 thousand and employee benefits represented $105 thousand of the increase in salaries and employee benefits expense during these comparable periods. Salaries and employee benefits increased $120 thousand for the three month period ended September 30, 2005 compared to the same period in 2004.
The reduction of part time hours and the salary reduction of the current Chairman, who was the previous President and CEO, helped limit the base salaries increase for the nine months ended September 30, 2005 to 3% when compared to 2004.

Occupancy expenses decreased $18 thousand to $1.7 million for the first nine months of 2005 compared to the same period in 2004. The decrease in 2005 is mainly attributable to a decrease in depreciation of $52 thousand compared to 2004, offset by an increase of $57 thousand in repairs and maintenance on buildings and equipment, including computers. Occupancy expenses decreased $9 thousand for the three month period ended September 30, 2005 compared to the same period in 2004.

Amortization decreased for the first nine months of 2005 compared to 2004 by $174 thousand, and decreased $51 thousand for the three month period ended September 30, 2005 compared to the same period in 2004, mainly from the deposit premium from a previous acquisition being fully amortized in 2004.

Other expenses increased $89 thousand for the nine months ended September 30, 2005 compared to the same time period in 2004. The increase in losses on foreclosed property of $106 thousand is offset primarily from the decrease in repossession expenses of $47 thousand. Other expenses increased $87 thousand for the three months ended September 30, 2005 compared to the same time period in 2004.

Income Taxes

The tax equivalent rate for the nine months ended September 30, 2005 was 26% compared to 28% in 2004. The tax equivalent rate for the three months ended September 30, 2005 was 27% compared to 29% in 2004. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. Recognizing the remainder of the net operating loss carryforward from the 2003 Cynthiana acquisition also contributed to the lower rate in 2005.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder. These shares were outside of the previously mentioned stock repurchase
programs.   Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2005, 98,909 shares have been purchased. An additional 6,400 shares were purchased in October, with the most recent share repurchase having occurred on October 31, 2005. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $33.1 million as of September 30, 2005 compared to $15.5 million at December 31, 2004. The increase in cash and cash equivalents is mainly attributable to an increase in federal funds sold resulting primarily from a short term increase in public deposits. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $133.9 million at September 30, 2005. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.



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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of September 30, 2005, we have sufficient collateral to borrow an additional $23 million from the FHLB. In addition, as of September 30, 2005, over $53 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of September 30, 2005, the Company's non-performing loans totaled $1.3 million or 0.37% of loans compared to $2.1 million or 0.58% of loans at December 31, 2004. (See table below) The decreases in non-accrual loans and in accruing loans past due 90 days or more are attributable to overall improvement in loan quality. Real estate loans composed 83% of the non-performing loans as of September 30, 2005 and 84% as of December 31, 2004. Forgone interest income on the non-accrual loans for both 2005 and 2004 is immaterial.



Nonperforming Assets

                                          9/30/05     12/31/04
                                            (in thousands)

Non-accrual Loans                        $    1,202  $    1,781
Accruing Loans which are
 Contractually past due
 90 days or more                                114         308
Total Nonperforming and Restructured          1,316       2,089
Other Real Estate                               368         676
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    1,684  $    2,765
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.37%       0.58%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.30%       0.52%




Provision for Loan Losses

The loan loss provision for the first nine months was $583 thousand for 2005 and $620 thousand for 2004. The loan loss provision for the three months ended September 30, 2005 was $167 thousand and $170 thousand for the same time period in 2004. The decrease in nonperforming loans has caused management to decrease the 2005 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the nine month period ended September 30, 2005 were $236 thousand compared to $179 thousand for the same period in 2004. Net charge-offs for the three month period ended September 30, 2005 were $88 thousand compared to $2
thousand for the same period in 2004.   Future levels of charge-offs will be
determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss reserve is sufficient to meet probable incurred loan losses.

Loan Losses
                                             Nine Months Ended September 30
                                                      (in thousands)
                                                   2005             2004
Balance at Beginning of Period                $      4,163     $      3,820
Amounts Charged-off:
  Commercial                                            77               50
  Real Estate Mortgage                                  96               26
  Agricultural                                         -                 88
  Consumer                                             180              179
Total Charged-off Loans                                353              343
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             3                9
  Real Estate Mortgage                                   7               38
  Agricultural                                           1               21
  Consumer                                             106               96
Total Recoveries                                       117              164
Net Charge-offs                                        236              179
Provision for Loan Losses                              583              620
Balance at End of Period                             4,510            4,261
Loans
  Average                                          362,029          326,162
  At September 30                                  359,524          351,578
As a Percentage of Average Loans:
  Net Charge-offs                                     0.07%            0.05%
  Provision for Loan Losses                           0.16%            0.19%
Allowance as a Percentage of
 Period-end Loans                                     1.25%            1.21%
Allowance as a Multiple of
 Net Charge-offs                                      14.3             17.9
Allowance as a Percentage of
 Non-performing and Restructured Loans                 343%             179%




Loan Losses
                                             Quarter Ended September 30
                                              (in thousands)
                                                   2005             2004
Balance at Beginning of Period                $      4,431     $      4,093
Amounts Charged-off:
  Commercial                                            15                5
  Real Estate Mortgage                                  23                7
  Agricultural                                         -                  5
  Consumer                                              97               30
Total Charged-off Loans                                135               47
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             1                3
  Real Estate Mortgage                                   5                1
  Agricultural                                           1               16
  Consumer                                              40               25
Total Recoveries                                        47               45
Net Charge-offs                                         88                2
Provision for Loan Losses                              167              170
Balance at End of Period                             4,510            4,261
Loans
  Average                                          363,999          343,292
  At September 30                                  359,524          351,578
As a Percentage of Average Loans:
  Net Charge-offs                                     0.02%            0.00%
  Provision for Loan Losses                           0.05%            0.05%
Allowance as a Multiple of
 Net Charge-offs                                      12.8            532.6

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of September 30, 2005 the projected percentage changes are within the Board approved limits, except for the "-100" and "- 300". In the "- 300" scenario, most of the rates used in the model cannot decline 300 basis points because of the current level of rates. The Company is also slightly outside the Board approved limit in the "-100" environment. In these scenarios, the net interest income changes are outside the Board approved limit for such net interest income changes, and are monitored by and reported to the Board on a monthly basis. This period's volatility is comparable to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2005 is as follows:



(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300
Year One  (10/05 - 9/06)
  Interest Income          $25,295   $29,367   $31,404   $33,378   $37,171
  Interest Expense          10,116    12,103    13,260    14,416    16,730
    Net Interest Income     15,179    17,264    18,144    18,962    20,441

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/05 - 9/06)
  Interest Income          $(6,109)  $(2,037)     N/A    $ 1,974   $ 5,767
  Interest Expense          (3,144)   (1,157)     N/A      1,156     3,470
    Net Interest Income     (2,965)     (880)     N/A        818     2,297

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/05 - 9/06)
  Interest Income            -19.5%     -6.5%     N/A        6.3%     18.4%
  Interest Expense           -23.7%     -8.7%     N/A        8.7%     26.2%
    Net Interest Income      -16.3%     -4.9%     N/A        4.5%     12.7%

Net Interest Income
 Board approved limit       >-10.0%    >-4.0%     N/A      >-4.0%   >-10.0%

The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2004 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300
Year One  (10/04 - 9/05)
  Interest Income          $ 21,112  $ 24,691  $ 26,519  $ 28,306  $ 31,731
  Interest Expense            7,789     8,371     9,471    10,571    12,770
    Net Interest Income      13,323    16,320    17,048    17,735    18,961

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/04 - 9/05)
  Interest Income          $ (5,407) $ (1,828)    N/A    $  1,787  $  5,212
  Interest Expense           (1,682)   (1,100)    N/A       1,100     3,299
    Net Interest Income      (3,725)     (728)    N/A         687     1,913

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/04 - 9/05)
  Interest Income             -20.4%     -6.9%    N/A         6.7%     19.7%
  Interest Expense            -17.8%    -11.6%    N/A        11.6%     34.8%
    Net Interest Income       -21.8%     -4.3%    N/A         4.0%     11.2%

Net Interest Income
 Board approved limit        >-10.0%    >-4.0%    N/A       >-4.0%   >-10.0%

These projected changes in net interest income as of September 30, 2005 are slightly more when compared to the projected changes in net interest income as of September 30, 2004. Projections from September 30, 2005, year one reflected a decline in net interest income of 4.9% with a 100 basis point decline compared to the 4.3% decline in 2004. The 300 basis point increase in rates reflected a 12.7% increase in net interest income in 2005 compared to 11.2% in 2004.



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
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs

7/1/05 -
 7/31/05     9,367      $30.06           9,367               101,091 shares

8/1/05 -
 8/31/05       -0-         N/A             N/A               101,091 shares

9/1/05 -
 9/30/05       -0-         N/A             N/A               101,091 shares

Total        9,367                       9,367               101,091 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder at a price of $28 per share. These shares were outside of the previously mentioned stock repurchase programs. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2005, 98,909 shares have been purchased.



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

                              KENTUCKY BANCSHARES, INC.

Date  ____11/14/05________     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  ____11/14/05________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer


2

3
21
Lexlibrary/197885.1