Form 10-K
period 2005-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2006-03-29
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes     No _X_

Indicate by check mark if the registrant is not required to file reports to
Section 13 or Section 15(d) of the Exchange Act.  Yes     No _X_

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
 Large accelerated filer _  Accelerated filer _  Non-accelerated filer X




Aggregate market value of voting stock held by non-affiliates as of June 30, 2005 was approximately $66.9 million. For purposes of this calculation, it is assumed that the Bank's Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 28, 2006:
2,672,672.



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

Employees

At December 31, 2005, the number of full time equivalent employees of the Company was 172.

Item 1A.  Risk Factors

There are factors, many beyond our control, which may significantly change the results or expectations of the Company. Some of these factors are described below in the sections titled financial risk, business risk and operational risk. These risks are not totally independent of each other. Some factors affect more than one type of risk. These include regulatory, economic, and competitive environments. As part of the annual audit plan, our internal risk management department meets with management to assess these risks throughout the Company. Many risks are further addressed in other sections of this Form 10-K document.

The exercise of regulatory power may have negative impact on the Company's results of operations and financial condition. The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on our operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect the Company's powers, authority and operations, which could have a material adverse effect on the financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties.

Significant decline in general economic conditions, locally and nationally, will negatively affect the financial results of the Company's banking operations. The Company's success depends on general economic conditions both locally and nationally. Most of our customers are in the Central Kentucky area. Our customers are directly impacted by the local economy, as well as the national or global economies. Local economic conditions (such as the effect of the tobacco buyout on the agricultural industry) have an impact on the demand of customers for loans, the ability of some borrowers to repay these loans and the value of the collateral securing these loans. Factors influencing general national economic conditions include the change in interest rates (particularly mortgage lending rates), oil prices, inflation, recession and unemployment. As these factors impact the overall business climate, they can have a significant effect on loan demand. Loan growth is critical to our profitability.

The Company faces vigorous competition from banks and other financial institutions. This competition may reduce or limit our margins on banking services, reduce market share and adversely affect results of operations and financial condition. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Additionally, the Company encounters competition from both de novo and smaller community banks entering the markets we are currently in. The Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies.



Financial Risk

Financial risk components include, but are not limited to, credit risk, interest rate risk, market risk and liquidity risk. The Company has adopted various policies to minimize potential adverse effects of interest rate, market and liquidity risks. However, even with these policies in place, a change in interest rates could negatively impact the Company's results of operations or financial position.

Defaults in the repayment of loans may negatively impact our business. Credit risk is most closely associated with lending activities at financial institutions. Credit risk is the risk to earnings and capital when a customer fails to meet the terms of any contract or otherwise fails to perform as agreed. Credit risk arises from all activities where the Company is dependent on issuer, borrower, or counterparty performance, not just traditional lending activities. For example, the investment security portfolio has inherent credit risk as do counterparties in derivative contracts. Credit risk encompasses a broad range of financial institution activities and includes items reflected both on and off the balance sheet.

Management makes various assumptions and judgments about the collectibility of the Company's loan portfolio, including the creditworthiness of its borrowers and the value of real estate and other assets serving as collateral for repayment of many of the loans. In determining the size of the allowance for loan losses, management considers, among other factors, the Company's loan loss experience and an evaluation of economic conditions. If these assumptions prove to be incorrect, the current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Material additions to the Company's allowance would materially decrease our net income.

Fluctuations in interest rates may negatively impact our banking business. Interest rate risk focuses on the impact to earnings and capital arising from movements in interest rates. Interest rate risk focuses on the value implications for accrual portfolios (e.g., held-to-maturity and available-for-sale portfolios) and includes the potential impact to the Company's accrual earnings as well as the economic perspective of the market value of portfolio equity. The interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk represents the risk associated with the differences in timing of cash flows and rate changes with the Company's products. Basis risk represents the risk associated with changing rate relationships among varying yield curves. Yield curve risk is associated with changing rate relationships over the maturity structure. Options risk is associated with interest-related options, which are embedded in our products.

Changes in market factors may negatively affect the value of our investment assets. Market risk focuses on the impact to earnings and capital arising from changes in market factors (e.g., interest rates, market liquidity, volatilities, etc.) that affect the value of traded instruments. Market risk includes items reflected both on and off the balance sheet. Market risk focuses primarily on mark-to-market portfolios (e.g., accounts revalued for financial statement presentation), including trading accounts and certain derivatives.

Our inability to maintain appropriate levels of liquidity may have a negative impact on our results of operations and financial condition. Liquidity risk focuses on the impact to earnings and capital resulting from the Company's inability to meet its obligations as they become due in the normal course of business without incurring significant losses. It also includes the management of unplanned decreases or changes in funding sources as well as managing changes in market conditions, which could affect the ability to liquidate assets in the normal course of business without incurring significant losses. Liquidity risk includes items both on and off the balance sheet.



Business Risk

Business risk is composed mainly of legal (compliance) risk, strategic risk and reputation risk.

Our results of operations and financial condition are susceptible to legal or compliance risks. Legal or compliance risk is the risk to earnings or capital arising from the impact of unenforceable contracts, lawsuits, adverse judgments, violations or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards. The risk also arises in situations where laws or rules governing certain products or activities of our customers may be ambiguous or untested. This risk is not limited to the traditional thinking that legal/compliance risk is only associated with consumer protection laws. It includes the exposure to litigation from all aspects of both traditional and nontraditional financial institution activities.

Incorrect strategic decisions may have a negative impact on our results of operations and financial condition. Strategic risk is the risk to earnings and capital arising from adverse business decisions or improper implementation of those decisions. Strategic risk focuses on more than an analysis of the written strategic plan. Its focus is on how plans, systems and implementation affect franchise value. It also incorporates how management analyzes external factors that affect the Company's strategic direction.

Adverse publicity may have a negative impact on our business. Reputation risk is the risk to earnings and capital arising from negative public opinion. This affects the ability to establish new relationships or services or to continue servicing existing relationships. Examiners will assess reputation risk by recognizing the potential effect the public's opinion could have on the Company's franchise value.

Operational Risk

An inability to process transactions may have a negative impact on our business. Operational risk is present on a daily basis through the Company's processing of transactions and is pervasive in all products and services provided to our customers. It can be defined as the impact to earnings and capital from problems encountered in processing transactions. Operational risk is a function of internal controls, operating processes, management information systems, and employee integrity.

Item 1B.  Unresolved Staff Comments

None.

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



Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no established public trading market for the Company's Common Stock. The Company's Common Stock is not listed on any national securities exchange nor is it quoted on the NASDAQ system. However, it is traded on the OTC Bulletin Board under the symbol "KTYB.OB". Trading in the Common Stock has been infrequent, with retail brokerage firms making the market. The following table sets forth the high and low closing sales prices of the Common Stock from the OTC Bulletin Board and the dividends declared thereon, for the periods indicated below:

                         High              Low            Dividend

      2005  Quarter 4   $30.50            $29.25            $.23
            Quarter 3    30.50             29.50             .23
            Quarter 2    30.50             28.05             .23
            Quarter 1    31.00             29.25             .23

      2004  Quarter 4   $32.50            $30.50            $.21
            Quarter 3    33.00             31.00             .21
            Quarter 2    34.00             31.00             .21
            Quarter 1    34.77             31.79             .21

Note 16 to the Company's consolidated financial statements included in this report contains additional information relating to amounts available to be paid as dividends.

As of December 31, 2005 the Company had 2,666,897 shares of Common Stock outstanding and approximately 478 holders of record of its Common Stock.

The table below lists issuer purchases of equity securities.

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs

10/1/05 -
 10/31/05    6,400      $30.25           6,400              94,691 shares

11/1/05 -
 11/30/05      -0-         N/A             N/A              94,691 shares

12/1/05 -
 12/31/05      -0-         N/A             N/A              94,691 shares

Total        6,400                       6,400              94,691 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations.
Through December 31, 2005, 105,309 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on October 31, 2005.



Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                          At or For the Year Ended December 31
(dollars and shares in thousands, except per share amounts)
                                        2005      2004      2003      2002      2001
CONDENSED STATEMENT OF INCOME:
Total Interest Income                 $28,897   $25,846   $22,329   $24,788   $28,046
Total Interest Expense                 11,766     9,067     7,875     9,367    13,386
Net Interest Income                    17,131    16,779    14,454    15,421    14,660
Provision for Losses                      508       840     1,300     1,204     1,068
Net Interest Income After
 Provision for Losses                  16,623    15,939    13,154    14,217    13,592
Noninterest Income                      6,749     6,796     6,707     6,590     5,672
Noninterest Expense                    15,474    14,755    14,171    12,433    11,756
Income Before Income
 Tax Expense                            7,898     7,980     5,690     8,374     7,508
Income Tax Expense                      2,078     2,218     1,457     2,471     1,984
Net Income                              5,820     5,762     4,233     5,903     5,524

SHARE DATA:
Basic Earnings per Share (EPS)          $2.17     $2.09     $1.52     $2.13     $1.98
Diluted EPS                              2.16      2.07      1.50      2.10      1.95
Cash Dividends Declared                  0.92      0.84      0.76      0.68      0.60
Book Value                              17.45     16.77     16.90     15.90     14.13
Average Common Shares-Basic             2,677     2,757     2,781     2,770     2,790
Average Common Shares-Diluted           2,692     2,777     2,827     2,806     2,837

SELECTED BALANCE SHEET DATA:
Loans, including loans held for sale $366,602  $354,294  $316,941  $281,499  $272,129
Investment Securities                 160,652   126,767   128,790    89,509    75,608
Total Assets                          572,750   528,544   500,852   419,771   397,257
Deposits                              431,631   387,955   384,599   322,836   308,915
Securities sold under agreements to
 repurchase and other borrowings       16,838    25,593     7,285     5,277     1,602
Federal Home Loan Bank advances        66,749    59,750    53,232    43,937    43,598
Stockholders' Equity                   46,546    45,027    46,057    44,092    39,100

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets                        1.08%     1.11%     1.00%     1.48%     1.46%
Return on Stockholders' Equity         12.69%    12.57%     9.31%    14.27%    14.60%
Net Interest Margin (1)                 3.50%     3.60%     3.79%     4.23%     4.22%
Equity to Assets (annual average)       8.50%     8.82%    10.73%    10.36%     9.99%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio                  42.30%    39.97%    50.00%    31.94%    30.28%
Number of Employees (at period end)       172       167       182       173       180

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans                1.16%     1.16%     1.19%     1.19%     1.24%
Net Charge-offs as a Percentage of
 Average Loans                          0.10%     0.15%     0.43%     0.43%     0.39%

(1)	Tax equivalent



Item 7.  Management's Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated
Financial Statements and accompanying notes included as Exhibit 13.
When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 2005 data.

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



Recent Developments
On February 24, 2006, the Company entered into an Agreement and Plan of Merger whereby Peoples Bancorp of Sandy Hook, Inc will merge with and into the Company. Pursuant to the Agreement, the Company will merge with Peoples Bancorp of Sandy Hook, Inc., a privately held $87 million asset bank holding company with offices in Morehead and Sandy Hook, Kentucky. The consummation of the transaction is subject to ordinary and customary closing conditions, including regulatory approval and the approval of Peoples Bancorp stockholders. Pursuant to the Agreement, in connection with the merger each share of Peoples Bancorp common stock will be converted into cash and shares of Kentucky Bancshares common stock. Total consideration for the transaction will be $14,000,000. Based on the market price of the Company's common stock on the date of the Agreement, approximately 190,000 shares of the Company's common stock would be issued to Peoples Bancorp shareholders; in no event will more than 215,385 shares or less than 164,706 shares be issued in the transaction.
Overview

Net income for the year ended December 31, 2005 was $5.8 million, or $2.17 per common share compared to $5.8 million, or $2.09 for 2004 and $4.2 million, or $1.52 for 2003. Earnings per share assuming dilution were $2.16, $2.07 and $1.50 for 2005, 2004 and 2003, respectively. For
2005, net income increased $58 thousand, or 1%. Net interest income increased $352 thousand, the loan loss provision decreased $332 thousand, other income decreased $48 thousand, while total other expenses increased $719 thousand.

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

Return on average equity was 12.7% in 2005 compared to 12.6% in 2004 and 9.3% in 2003. Return on average assets was 1.08% in 2005 compared to 1.11% in 2004 and 1.00% in 2003.

Non-performing loans as a percentage of loans (including held for sale) were 0.26%, 0.58% and 0.82% as of December 31, 2005, 2004 and 2003,
respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company's largest source of revenue, on a tax equivalent basis increased from $15.1 million in 2003 to $17.4 million in 2004 and to $17.7 million in 2005. The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2004 to 2005. Average earning assets increased $23 million, or 5%. Investment securities decreased $7 million primarily due to maturities and calls of securities. These proceeds were used primarily to fund loans. Loans increased $23 million as a result of improved loan demand. Average interest bearing liabilities increased $15 million, or 4% during this same period. The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances.

During the second half of 2004 rates started increasing and this pattern has continued. Bank prime rates increased 125 basis points during 2004 and another 200 basis points in 2005. As a result of this, the tax equivalent yield on earning assets increased from 5.47% in 2004 to 5.82% in 2005.

The volume rate analysis for 2005 that follows indicates that $1.4 million of the increase in interest income is attributable to the change in volume, while the increase in rates contributed to an increase of $1.7 million in interest income. The rate increase also caused an increase in the cost of interest bearing liabilities. The average rate of these liabilities increased from 2.25% in 2004 to 2.82% in 2005. Based on the volume rate analysis that follows, the change in volume contributed to an increase of $293 thousand to interest expense, while the increase in rates was responsible for a $2.4 million increase in interest expense. As a result, the 2005 net interest income increase is attributed to increases in volume reduced by the negative impact of increases in rates, more on the liability side than the asset side.

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

Following the 2004 enactment of federal legislation to end the federal tobacco program and to compensate quota owners and producers, the Company offered tobacco quota owners and producers upfront, lump-sum payment buyouts ranging from 75% to 80% of the future stream of federal buyout payments during 2005. The Company made $11.7 million in lump-sum payments in January 2006 under successor in interest contracts. Similar types of buyouts are expected to continue over the next few years, but on a smaller scale. These buyouts will generate additional net interest income starting in January 2006.

In spite of the positive impact on net interest income that may result from the increasing rate environment beginning in 2004 and continuing into 2006, competitive pressures on interest rates will continue and are likely to result in only modest increases in net interest margins.



The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2005 and 2004. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

                                         2005 vs. 2004                          2004 vs. 2003
                            Increase (Decrease) Due to Change in   Increase (Decrease) Due to Change in
                              Volume        Rate      Net Change     Volume        Rate      Net Change
INTEREST INCOME
Loans                       $     1,455  $     1,448  $     2,903  $     2,942  $    (1,047) $     1,895
Investment Securities              (258)          54         (204)       1,626           24        1,650
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell               173          177          350          (61)          27          (34)
Deposits with Banks                  (9)          11            2            5            1            6
  Total Interest Income           1,361        1,690        3,051        4,512         (995)       3,517
INTEREST EXPENSE
Deposits
Demand                               54          994        1,048           88           54          142
Savings                               8          103          111           38            0           38
Negotiable Certificates of
 Deposit and Other
 Time Deposits                      111        1,145        1,256          776         (501)         275
Securities sold under
 agreements to
 repurchase and
 other borrowings                   (98)         291          193          780         (147)         633
Federal Home Loan
 Bank advances                      218         (127)          91          575         (472)         103
  Total Interest Expense            293        2,406        2,699        2,257       (1,066)       1,191
    Net Interest Income     $     1,068  $      (716) $       352  $     2,255  $        71  $     2,326






Average Consolidated Balance Sheets and Net Interest Analysis  (dollars in thousands)

                                                            2005                       2004                       2003
                                                Average           Average  Average           Average  Average           Average
                                                Balance  Interest  Rate    Balance  Interest  Rate    Balance  Interest  Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
 U.S. Treasury and Federal Agency Securities     92,524    3,366     3.64%  97,486    3,510     3.60%  56,559    1,907     3.37%
 State and Municipal obligations                 34,888    1,444     4.14%  35,762    1,518     4.24%  32,702    1,431     4.38%
 Other Securities                                 6,085      285     4.68%   7,035      271     3.85%   7,971      311     3.90%
  Total Securities Available for Sale           133,497    5,095     3.82% 140,283    5,299     3.78%  97,232    3,649     3.75%
   Total Investment Securities                  133,497    5,095     3.82% 140,283    5,299     3.78%  97,232    3,649     3.75%
   Tax Equivalent Adjustment                                 614     0.46%              638     0.45%              611     0.63%
   Tax Equivalent Total                                    5,709     4.28%            5,937     4.23%            4,260     4.38%
Federal Funds Sold and Agreements to Repurchase  11,471      417     3.64%   4,620       67     1.45%   9,307      101     1.09%
Interest-Bearing Deposits with Banks                321       12     3.74%     827       10     1.21%     441        4     0.91%
Loans, Net of Deferred Loan Fees (2)
 Commercial                                      31,151    1,958     6.29%  28,874    1,564     5.42%  26,871    1,522     5.66%
 Real Estate Mortgage                           321,619   20,660     6.42% 299,062   17,989     6.02% 249,924   15,779     6.31%
 Installment                                      8,962      755     8.42%  10,529      917     8.71%  13,707    1,274     9.29%
  Total Loans                                   361,732   23,373     6.46% 338,465   20,470     6.05% 290,502   18,575     6.39%
Total Interest-Earning Assets                   507,021   29,511     5.82% 484,195   26,484     5.47% 397,482   22,940     5.77%
Allowance for Loan Losses                        (4,401)                    (4,090)                    (3,324)
Cash and Due From Banks                          10,927                     10,642                      9,252
Premises and Equipment                           11,025                     11,787                     10,840
Other Assets                                     15,054                     17,494                      9,713
  Total Assets                                  539,626                    520,028                    423,963

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal ("NOW")
 and Money Market Investment Accounts           103,625    1,832     1.77%  97,267      784     0.81%  86,039      642     0.75%
Savings                                          29,303      235     0.80%  27,547      124     0.45%  19,213       86     0.45%
Certificates of Deposit and Other Deposits      193,986    6,114     3.15% 189,739    4,858     2.56% 160,651    4,583     2.85%
 Total Interest-Bearing Deposits                326,914    8,181     2.50% 314,553    5,766     1.83% 265,903    5,311     2.00%
Securities sold under agreements to
  repurchase and other borrowings                26,689    1,098     4.11%  29,664      905     3.05%   5,385      272     5.05%
Federal Home Loan Bank advances                  63,918    2,487     3.89%  58,421    2,396     4.10%  45,561    2,293     5.03%
 Total Interest-Bearing Liabilities             417,521   11,766     2.82% 402,638    9,067     2.25% 316,849    7,876     2.49%
Noninterest-Bearing Earning Demand Deposits      73,320                     68,730                     58,263
Other Liabilities                                 2,929                      2,814                      3,371
 Total Liabilities                              493,770                    474,182                    378,483
STOCKHOLDERS' EQUITY                             45,856                     45,846                     45,480
 Total Liabilities and Shareholders' Equity     539,626                    520,028                    423,963
Average Equity to Average Total Assets             8.50%                      8.82%                     10.73%
Net Interest Income                                       17,131                     16,779                     14,453
Net Interest Income (tax equivalent) (3)                  17,745                     17,417                     15,064
Net Interest Spread (tax equivalent) (3)                             3.00%                      3.22%                      3.28%
Net Interest Margin (tax equivalent) (3)                             3.50%                      3.60%                      3.79%

(1)	Averages computed at amortized cost.
(2)	Includes loans on a nonaccrual status and loans held for sale.
(3)	Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.



Noninterest Income and Expenses

Noninterest income was $6.7 million in 2005 compared to $6.8 million in 2004 and $6.7 million in 2003. Increased service charges and trust department income in 2005 have been offset by a reduction in securities gains in 2005. The increase in 2004 is primarily from an increase in service charges.

Securities gains were $64 thousand in 2005, $289 thousand in 2004 and $139 thousand in 2003. The lower gains in 2005 are primarily attributable to rising interest rates and the related inverse relationship of interest rates and market values. The gains in 2004 were primarily a result of the Company taking advantage of the inverse relationship of interest rates and market values, and municipal securities being called at premiums before their maturities. In addition, U. S. Treasury securities were sold before maturity to recognize some gains and extend out the yield curve.

Gains on loans sold were $334 thousand, $376 thousand and $853 thousand in 2005, 2004 and 2003, respectively. Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.
During 2005, the loan service fee income increased $16 thousand, compared to an increase of $4 thousand in 2004. Proceeds from the sale of loans were $19 million, $30 million and $37 million in 2005, 2004 and 2003, respectively. The volume of loan originations is inverse to rate changes. The increasing rate environment during 2004 and 2005 unfavorably impacted our mortgage loan originations. The volume of loan originations during 2005 decreased to $18 million from $22 million in 2004.

Other noninterest income excluding security net gains and gain on sale of mortgage loans was $6.4 million in 2005, $6.1 million in 2004 and $5.7 million in 2003. Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.
Overdraft income was $3.4 million in 2005, $3.4 million in 2004 and $3.1 million in 2003. Other income has remained steady with $1.1 million in 2003, $1.2 million in 2004 and $1.1 million in 2005.

Noninterest expense increased $719 thousand in 2005 to $15.5 million, and increased $584 thousand in 2004 to $14.8 million from $14.2 million in 2003. The increases in salaries and benefits from $7.4 million in 2003 to $8.1 million in 2004 and to $8.5 million in 2005 are attributable to normal salary and benefit increases. Bonus compensation was $124 thousand higher in 2005 compared to 2004 and $108 thousand higher in 2004 compared to 2003. The 2005 increase is mainly a result of additional sales incentives, while the 2004 increase is mainly a result of improved net income. Occupancy expense decreased $61 thousand in 2004 to $2.2 million and increased $136 thousand, or 10% in 2004 to $2.2 million. The largest expense, depreciation, increased slightly from $961 thousand in 2003, to $994 thousand in 2004 and decreased $69 thousand to $925 thousand in 2005. Other noninterest expense decreased from $4.8 million in 2003 to $4.4 million in 2004 and increased to $4.7 million in 2005. The 2003 total includes $350 thousand in legal and professional expenses, including merger related legal and consulting expenses amounted of $230 thousand. The subsequent decrease in 2004 is mainly from the legal and professional expenses in 2003 related to the merger. During 2005, marketing increased $95 thousand from $378 thousand to $474 thousand, and other taxes increased $51 thousand.



The following table is a summary of noninterest income and expense for the three-year period indicated.

                                               For the Year Ended December 31
                                                      (in thousands)
                                              2005       2004       2003
NON-INTEREST INCOME
Service Charges                             $   4,511  $   4,358  $   4,065
Loan Service Fee Income                           263        246        242
Trust Department Income                           458        299        302
Investment Securities Gains (Losses),net           65        289        139
Gains on Sale of Mortgage Loans                   334        376        853
Other                                           1,118      1,228      1,106
Total Non-interest Income                       6,749      6,796      6,707

NON-INTEREST EXPENSE
Salaries and Employee Benefits                  8,548      8,053      7,373
Occupancy Expenses                              2,194      2,255      2,045
Other                                           4,732      4,447      4,753
Total Non-interest Expense                     15,474     14,755     14,171

Net Non-interest Expense as a
Percentage of Average Assets                     1.62%      1.53%      1.76%


Income Taxes

The Company had income tax expense of $2.1 million in 2005 and $2.2 million in 2004 and $1.5 million in 2003. This represents an effective income tax rate of 26.3% in 2005, 27.8% in 2004 and 25.6% in 2003. The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.



Balance Sheet Review

Assets grew from $529 million at December 31, 2004 to $573 million at December 31, 2005. Loan growth was $13 million in 2005. Deposits grew $44 million and FHLB borrowings grew $7 million. Assets at year-end 2004 totaled $529 million compared to $501 million in 2003. In 2004, loan growth was $45 million and deposit growth was $3 million. FHLB borrowings increased $7 million.

Loans

Total loans (including loans held for sale) were $371 million at December 31, 2005 compared to $358 million at the end of 2004 and $321 million in 2003. Loan growth continued to improve in 2005. The increase is mainly attributable to improved loan demand. As of the end of 2005 and compared to the prior year-end, commercial loans increased $7.3 million, real estate construction loans decreased $2.4 million, real estate mortgage loans (including loans held for sale) increased $6.7 million, agricultural loans increased $1.8 million and installment loans decreased $108 thousand. As of the end of 2004 and compared to the prior year-end, commercial loans increased $5.7 million, real estate construction loans increased $17.9 million, real estate mortgage loans (including loans held for sale) increased $16.3 million, agricultural loans increased $882 thousand and installment loans decreased $3.9 million.

As of December 31, 2005, the real estate mortgage portfolio comprised 66% of total loans compared to 67% in 2004. Of this, 1-4 family residential property represented 65% in 2005 and 67% in 2004. Agricultural loans comprised 16% in 2005 and 16% in 2004 of the loan portfolio. Approximately 82% of the agricultural loans are secured by real estate in 2005 compared to 80% in 2004. The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops. Automobile loans account for 33% in 2005 and 31% in 2004 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons. The commercial loan portfolio is mainly for capital outlays and business operation. Collateral is requested depending on the creditworthiness of the borrower. Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer. Approximately 3% of the loan portfolio is unsecured. Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.



The following table represents a summary of the Company's loan portfolio by category for each of the last five years. There is no concentration of loans (greater than 5% of the loan portfolio) in any industry. The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding
                                         At December 31 (in thousands)
                                 2005      2004      2003      2002      2001
Commercial                     $ 27,302  $ 19,999  $ 14,278  $ 16,803  $ 18,618
Real Estate Construction         29,822    32,256    14,313    15,514    12,302
Real Estate Mortgage            245,326   238,661   222,342   182,958   168,684
Agricultural                     59,328    57,497    56,615    52,188    53,640
Installment                       8,954     9,062    12,978    17,134    21,952
Other                               368       991       289       309       338
  Total Loans                   371,100   358,466   320,815   284,906   275,534
Less Deferred Loan Fees             188        10        54        12        19
  Total Loans, Net of
   Deferred Loan Fees           370,912   358,456   320,761   284,894   275,515
Less loans held for sale              0       175     7,759       740     2,343
Less Allowance For Loan Losses    4,310     4,163     3,820     3,395     3,386
  Net Loans                     366,602   354,118   309,182   280,759   269,786

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2005. Maturities are based upon contractual term. The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses. In addition, deferred loan fees on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity

                                 At December 31, 2005 (in thousands)
                             One Year   One Through    Over       Total
                             or Less    Five Years  Five Years    Loans
Commercial                   $ 15,547    $  9,175    $  2,580    $ 27,302
Real Estate Construction       21,771       6,425       1,626      29,822
Real Estate Mortgage           28,467     123,726      92,945     245,138
Agricultural                   11,970      41,753       5,605      59,328
Installment                     3,710       5,035         209       8,954
Other                             368           0           0         368
  Total Loans, Net of
   Deferred Loan Fees          81,833     186,114     102,965     370,912
Fixed Rate Loans               20,885     160,735      33,481     215,101
Floating Rate Loans            60,948      25,379      69,484     155,811
  Total Loans, Net of
   Deferred Loan Fees          81,833     186,114     102,965     370,912




Mortgage Banking

The Company has been in Mortgage Banking since the early 1980's. The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates. Mortgage loan originations decreased from $43 million in 2003 to $22 million in 2004, to $18 million in 2005. Proceeds from the sale of loan were $19 million, $30 million and $37 million for the years 2005, 2004 and 2003, respectively. Mortgage loans held for sale decreased from $175 thousand at December 31, 2004 to zero at December 31, 2005. Loans are generally sold when they are made. The volume of loan originations is inverse to rate changes. The rate environment in 2004 and 2005 has been rising, and therefore resulting in decreased loan originations in 2005 and 2004. The effect of these changes was also reflected on the income statement. As a result, the gain on sale of mortgage loans was $333 thousand in 2005 compared to $376 thousand in 2004 and $853 thousand in 2003.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The Bank receives a servicing fee from the FHLMC on each loan sold. Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights were $802 thousand at December 31, 2005, $876 thousand at December 31, 2004 and $861 thousand at December 31, 2003. Amortization of mortgage servicing rights was $253 thousand, $249 thousand and $224 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. See Note 4 in the notes to consolidated financial statements included as Exhibit 13 for additional information.

Deposits

Total deposits increased to $432 million in 2005, up $44 million from 2004. Noninterest bearing deposits decreased $1.9 million, time deposits of $100 thousand and over increased $2.1 million, and other interest bearing deposits increased $43.4 million. Public funds totaled $85 million at the end of 2005 ($84 million was interest bearing), an increase of $46 million over the end of 2004.

For 2004, total deposits increased $3 million to $388 million.
Noninterest bearing deposits increased $9 million, while time deposits of $100 thousand and over increased $10 million, and other interest bearing deposits decreased $15 million. Public funds totaled $39 million at the end of 2004 ($37 million was interest bearing).




The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2005:

Maturity of Time Deposits of $100,000 or More

                                                At December 31, 2005
                                                   (in thousands)
Maturing 3 Months or Less                             $14,266
Maturing over 3 Months through 6 Months                17,247
Maturing over 6 Months through 12 Months               19,011
Maturing over 12 Months                                11,073

Total                                                 $61,597


Borrowings

The Company utilizes both long and short term borrowing. Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB). This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management. Advances are either paid monthly or at maturity. FHLB advances were $66.7 million at December 31, 2004. During 2005, $7.9 million of FHLB borrowing was paid, and advances were made for an additional $15 million. The 2005 advances were obtained mainly to fund fixed rate loans, as detailed above. As of December 31, 2004, $59.7 million was borrowed from FHLB, an increase of $6.5 million from 2003. In 2004, $18.4 million of FHLB advances were paid, and advances were made for an additional $25 million. During 2004, repurchase agreements were obtained as part of a $20 million leverage transaction. The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings
                                      As of and for the year ended
                                       December 31 (in thousands)
                                        2005     2004     2003
Federal Funds Purchased:
  Balance at Year end                  $ 1,470  $ 6,383  $ 5,266
  Average Balance During the Year        3,001    3,706      249
  Maximum Month End Balance             15,919   11,306    5,266
  Year end rate                           4.25%    2.50%    1.19%
  Average annual rate                     2.95%    1.52%    1.46%
Repurchase Agreements:
  Balance at Year end                  $14,346  $18,314  $ 1,791
  Average Balance During the Year       16,014   18,398    1,691
  Maximum Month End Balance             18,072   21,947    2,411
  Year end rate                           3.18%    2.94%    1.65%
  Average annual rate                     3.13%    1.90%    1.34%
Other Borrowed Funds:
  Balance at Year end                  $ 1,021  $   896  $   228
  Average Balance During the Year          457      343    1,048
  Maximum Month End Balance              1,021    1,011    1,777
  Year end rate                           4.00%    1.87%    0.73%
  Average annual rate                     3.10%    1.51%    7.27%



Contractual Obligations

The Bank has required future payments for a defined benefit retirement plan, time deposits and long-term debt. See Note 13 to the consolidated financial statements for further information on the defined benefit retirement plan. The other required payments under such commitments at December 31, 2005 are as follows:

                               Payments due by period (in thousands)
                                       Less                       More
                                      than 1    1-3      3-5     than 5
Contractual Obligations     Total      year    years    years    years

FHLB advances             $ 66,749  $ 13,183  $20,435  $22,555  $10,576
Subordinated debentures      7,217         -        -        -    7,217
Time deposits              192,951   149,083   41,719    2,149        -

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

Nonperforming Assets
                                       At December 31 (dollars in thousands)
                                       2005    2004    2003    2002    2001
Non-accrual Loans                     $  774  $1,781  $1,844  $1,573  $  935
Accruing Loans which are
 Contractually past due
 90 days or more                         206     308     779     789   1,278
Restructured Loans                         0       0       0       0       0
 Total Nonperforming Loans               980   2,089   2,623   2,362   2,213
Other Real Estate                        141     676     375     172     212
Total Nonperforming Assets             1,121   2,765   2,998   2,534   2,425
Total Nonperforming Loans as a
 Percentage of Loans (including
 loans held for sale) (1)               0.26%   0.58%   0.82%   0.83%   0.80%
Total Nonperforming Assets
 as a Percentage of Total Assets        0.20%   0.52%   0.60%   0.60%   0.61%
Allowance to nonperforming assets       3.84    1.51    1.27    1.34    1.40

 (1)  Net of deferred loan fees



Total nonperforming assets at December 31, 2005 were $1.1 million compared to $2.8 million at December 31, 2004 and $3.0 million at December 31, 2003. The decrease from 2004 to 2005 is attributable to the decrease in various loans being put on non-accrual and less in other real estate. Total nonperforming loans were $1.0 million, $2.1 million and $2.6 million at December 31, 2005, 2004 and 2003, respectively. The non-accrual loan decrease from 2004 to 2005 is mainly attributable to more concentration on improving loan quality. The amount of lost interest on our non-accrual loans is immaterial. At December 31, 2005, loans currently performing but which management believes require special attention were not significant. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2005 were $800 thousand compared to $1.8 million in 2004 and $1.8 million in 2003. These amounts are included in the total nonperforming and restructured loans presented in the table above. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $240 thousand, $416 thousand and $345 thousand on December 31, 2005, 2004 and 2003, respectively.



Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                  For the Year Ended December 31 (in thousands)
                                    2005     2004     2003     2002     2001
Balance at Beginning of Year       $ 4,163  $ 3,820  $ 3,395  $ 3,386  $ 3,388
Balance of Allowance for Loan
Losses of Acquired Bank
 at Acquisition Date                     0        0      363        0        0
Amounts Charged-off:
 Commercial                            146      197      569      536      178
 Real Estate Construction                0        0        0       18        0
 Real Estate Mortgage                  134      110      276       69      171
 Agricultural                           21       88       24        5       46
 Consumer                              225      293      529      701      751
  Total Charged-off Loans              526      688    1,398    1,329    1,146
Recoveries on Amounts
 Previously Charged-off:
  Commercial                             3       10       11       15        4
  Real Estate Mortgage                  11       42        1       19        2
  Agricultural                          16       21       21       10        1
  Consumer                             135      118      127       90       69
   Total Recoveries                    165      191      160      134       76
Net Charge-offs                        361      497    1,238    1,195    1,070
Provision for Loan Losses              508      840    1,300    1,204    1,068
Balance at End of Year               4,310    4,163    3,820    3,395    3,386
Total Loans (1)
  Average                          361,732  338,465  290,502  281,105  273,504
  At December 31                   370,912  358,456  320,761  284,894  275,515
As a Percentage of Average Loans (1):
 Net Charge-offs                      0.10%    0.15%    0.43%    0.43%    0.39%
 Provision for Loan Losses            0.14%    0.25%    0.45%    0.43%    0.39%
Allowance as a Percentage of
 Year-end Loans (1)                   1.16%    1.16%    1.19%    1.19%    1.23%
Beginning Allowance as a Multiple
 of Net Charge-offs                   11.5      7.7      2.7      2.8      3.2
Ending Allowance as a Multiple
 of Nonperforming Assets              3.84     1.51     1.27     1.34     1.40

 (1)  Including loans held for sale, net of deferred loan fees


Loans are typically charged-off after being 120 days delinquent.
Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee. The provision for loan losses for 2005 was $508 thousand compared to $840 thousand in 2004 and $1.3 million in 2003. Net charge-offs were $362 thousand in 2005, $497 thousand in 2004 and $1.3 million in 2003. Net charge-offs to average loans were 0.10%, 0.15% and 0.43% in 2005, 2004 and 2003, respectively. Based on the quality of the loan portfolio, the loan loss provision decreased $332 thousand from 2004 to 2005 and decreased $460 thousand from 2003 to 2004. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. The recent improvement in the economy along with management's emphasis on improving the lending process resulted in fewer loan losses, lower loan loss provision and improved loan quality numbers in 2005 and 2004. At December 31, 2005, the allowance for loan losses was 1.16% of loans outstanding compared to 1.16% at year-end 2004 and 1.19% in 2003. Management believes the allowance for loan losses at the end of 2005 is adequate to cover probable and incurred credit losses within the portfolio.

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



Allowance for Loan Losses

                                                                 At December 31 (in thousands)
                                 2005                 2004                  2003                 2002                 2001
                          Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
Commercial                $    507     11.77%  $    350      8.41%  $    262      6.86%  $    820     24.15%  $    291     8.59%
Real Estate Construction       566     13.14%       566     13.60%       266      6.96%       216      6.36%       194     5.73%
Real Estate Mortgage         1,785     41.42%     1,801     43.26%     1,804     47.23%     1,166     34.34%     1,602    47.31%
Agricultural                 1,023     23.74%     1,028     24.69%       995     26.05%       698     20.56%       693    20.47%
Consumer                       428      9.93%       418     10.04%       493     12.91%       495     14.58%       606    17.90%
Total                     $  4,309    100.00%  $  4,163    100.00%  $  3,820    100.00%  $  3,395    100.00%  $  3,386   100.00%


Loans

                                  2005                 2004                 2003                 2002                 2001
                          Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
Percentage
Commercial                $ 27,302    7.36%    $ 19,999    5.58%    $ 14,278    4.45%    $ 16,803    5.90%    $ 18,618    6.76%
Real Estate Construction    29,822    8.04%      32,256    9.00%      14,313    4.46%      15,514    5.45%      12,302    4.47%
Real Estate Mortgage       245,138   66.09%     238,651   66.58%     222,288   69.30%     182,946   64.22%     168,665   61.22%
Agricultural                59,328   16.00%      57,497   16.04%      56,615   17.65%      52,188   18.32%      53,640   19.47%
Consumer                     8,954    2.41%       9,062    2.53%      12,978    4.05%      17,134    6.01%      21,952    7.97%
Other                          368    0.10%         991    0.28%         289    0.09%         309    0.11%         338    0.12%
Total, Net (1)            $370,912  100.00%    $358,456  100.00%    $320,761  100.00%    $284,894  100.00%    $275,515  100.00%

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

Financial instruments with off-balance sheet risk were as follows at year-end:

                                 2005             2004

Unused lines of credit       $ 56,354,000     $ 54,785,000
Commitments to make loans         156,000        1,272,000
Letters of credit                 183,000          145,000

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 5.625% to 6.125% with maturities ranging from 15 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 2005 increased $2.9 million to $44.6 million. During 2005, the Company purchased 20,976 shares of its stock for $629 thousand. These repurchases partially offset the $5.8 million in net income for 2005. Stockholders' equity, excluding accumulated other comprehensive income, was $47.5 million at December 31, 2005. Included in Tier I capital is $7 million of trust preferred securities issued in August 2003. The disallowed amount of stockholders' equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Kentucky First acquisition (see Note 6 in the Notes to Consolidated Financial Statements for more information on the goodwill and core deposit intangible assets). The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

                                         At December 31 (dollars in thousands)
                                                2005       2004      Change
Stockholders' Equity (1)                      $  47,479  $  44,703      2,776
Trust Preferred Securities                        7,000      7,000          0
  Less Disallowed Amount                          9,877     10,043       (166)
Tier I Capital                                   44,602     41,660      2,942
  Allowance for Loan Losses                       4,385      4,163        222
  Other                                             143        164        (21)
Tier II Capital                                   4,528      4,327        201
  Total Capital                                  49,130     45,987      3,143
Total Risk Weighted Assets                      366,393    348,191     18,202
Ratios:
Tier I Capital to Risk-weighted Assets             12.2%      12.0%       0.2%
Total Capital to Risk-weighted Assets              13.4%      13.2%       0.2%
Leverage                                            8.0%       8.2%      -0.2%

(1)  Excluding accumulated other comprehensive income.



The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary from "well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 2005, the bank had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $126.8 million at December 31, 2004 to $160.7 million at December 31, 2005. The increase is mainly attributable to a short term increase in deposits. Federal funds sold totaled $2.7 million at December 31, 2005 and $3.2 million at December 31, 2004.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. Of the $1.4 million of adjustable asset backed securities held on December 31, 2005, $303 thousand are repriceable monthly and the remaining $1.1 million are repriceable annually. Of the $2.3 million of adjustable asset backed securities held on December 31, 2004, $650 thousand are repriceable monthly and the remaining $1.6 million are repriceable annually. Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates. In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2005.

Investment Securities at market value
                                      At December 31 (in thousands)
                                       2005       2004       2003
Available for Sale
 U.S. treasury                       $   2,974  $   2,984  $   3,033
 U.S. government agencies               67,033     39,031     36,634
 States and political subdivisions      37,463     35,160     39,142
 Mortgage-backed
  Fixed -
   GNMA, FNMA, FHLMC Passthroughs       33,566     35,013     29,079
   GNMA, FNMA, FHLMC CMO's              17,390     11,335     12,940
    Total                               50,956     46,348     42,019
  Variable -
   GNMA, FNMA, FHLMC Passthroughs        1,081      1,623      4,161
   GNMA, FNMA, FHLMC CMO's                 303        649      1,202
    Total                                1,384      2,272      5,363
     Total mortgage-backed              52,340     48,620     47,382
 Other                                     842        972      2,599
  Total                                160,652    126,767    128,790

Maturity Distribution of Securities

                                    December 31, 2005 (in thousands)
                                               Over One   Over Five               Asset
                                                 Year       Years                Backed
                                    One Year    Through    Through   Over Ten   & Equity
                                     or Less   Five Years Ten Years    Years    Securities   Total
Available for Sale
 U.S. treasury                      $   2,974  $     -    $     -    $     -    $     -    $   2,974
 U.S. government agencies              24,735     36,753      5,545          0          0     67,033
 States and political subdivisions      1,409      4,796     14,317     16,941          0     37,463
 Mortgage-backed                            0          0          0          0     52,340     52,340
 Equity Securities                          0          0          0          0        842        842
 Other                                      0                                0          0          0
  Total                                29,118     41,549     19,862     16,941     53,182    160,652
Percent of Total                         18.1%      25.9%      12.4%      10.5%      33.1%     100.0%
Weighted Average Yield (1)               3.42%      4.15%      6.08%      6.54%      4.39%      4.59%

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

Other Accounting Issues

FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $48,000 in 2006 and $41,000 in 2007.



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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits. As of December 31, 2005 the projected net interest income percentages are within the Board of Directors limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of December 31, 2005 and December 31, 2004 is as follows:


Projected Net Interest Income (December 31, 2005)

                                                          Level
                                        -300     -100     Rates    +100     +300

Year One  (1/06 - 12/06)
   Interest Income                     $27,781  $31,881  $33,928  $35,909  $39,702
   Interest Expense                     11,679   14,376   15,864   17,352   20,328

       Net Interest Income              16,102   17,505   18,064   18,557   19,374

Net interest income dollar change       (1,962)    (559)              493    1,310

Net interest income percentage change    -10.9%    -3.1%    N/A       2.7%     7.3%

   Limitation on % Change               >-18.0%   >-6.0%    N/A     >-4.0%  >-10.0%


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

   Limitation on % Change               >-10.0%   >-4.0%    N/A     >-4.0%  >-10.0%





The numbers in 2005 show less fluctuation when compared to 2004. In 2005, year one reflected a decrease in net interest income of 3.1% compared to 4.8% projected decrease from 2004 with a 100 basis point decline. The 300 basis point increase in rates reflected a 7.3% increase in net interest income in 2005 compared to an 11.3% increase in 2004. The risk is less in 2005 due to the current status of existing interest rates and their effect on rate sensitive assets and rate sensitive liabilities. An increase in rates would improve net interest income.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities maturing within one year along with cash and cash equivalents totaled $43.3 million at December 31, 2005. Additionally, securities available-for-sale with maturities greater than one year totaled $131.6 million at December 31, 2005. The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At December 31, 2005 these balances totaled $61.6 million, approximately 14% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. We have sufficient collateral to borrow an additional $20 million from the FHLB at December 31, 2005.

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

Liquidity Ratios
                                             December 31
                                         2005     2004     2003
Average Loans (including loans held
 for sale)/Average Deposits             90.4%    88.3%    89.6%
Average Securities sold under
 agreements to repurchase and other
 borrowings/Average Assets               4.9%     5.7%     1.3%

This chart shows that the loan to deposit ratio increased in 2005 and decreased in 2004. The increase in the ratio in 2005 compared to 2004 is mainly attributable a larger increase in deposits compared to loans. The increase in the latter ratio in 2004 above is mainly a result of the leverage transaction entered into in the beginning on 2004. Twenty million dollars of securities were purchased and were funded by repurchase agreements.


Item 8.  Financial Statements

The consolidated financial statements of the Company together with the notes thereto and report of independent auditors are contained in the Company's 2005 Annual Report to Stockholders included as Exhibit 13, and are incorporated herein by reference. No other portion of the 2005 Annual Report to Stockholders is to be deemed "filed" as part of this filing.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There was no change in the Company's internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Item 9B.  Other Information

None



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

Terms expiring in 2006:

Betty J. Long, age 58, is retired President and CEO of First Federal, Cynthiana. She has been a director of the Company since 2003.

Ted McClain, age 54, is an insurance agent with Hopewell Insurance Company. He has been a director of Kentucky Bank since 2002 and the Company since 2003.

Buckner Woodford, age 61, is Chairman of the Board of Kentucky
Bancshares, Inc. and Kentucky Bank.  He was President and Chief
Executive Officer of the Company from 1991 to 2004, and President and Chief Executive Officer of the Kentucky Bank from 1984 to 2004. He has been a director of Kentucky Bank since 1971 and the Company since inception.

Terms expiring in 2007:

William Arvin, age 65, is an attorney. He has been a director of Kentucky Bank and the Company since 1995.

Louis Prichard, age 52, is President and Chief Executive Officer of Kentucky Bank. He was President and Chief Operating Officer of Kentucky Bank from 2003 to 2004. He has been a director of Kentucky Bank and the Company since 2003. Since 1983, he was in banking in Danville and was the Chairman and Chief Executive Officer of Boyle Bancshares, Inc. and their banking subsidiary, Farmers Bank for 7 years before joining the Company in 2003.

Woodford Van Meter, age 52, is an opthalmologist. He has been a director of Kentucky Bank and the Company since 2004.

Terms expiring in 2008:

Henry Hinkle, age 54, is President of Hinkle Construction Company. He has been a director of Kentucky Bank and the Company since 1989.

Theodore Kuster, age 62, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank since 1979 and the Company since 1985.

Robert G. Thompson, age 56, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank and the Company since 1991.

The Company's other executive officers are Norman J. Fryman, age 56 and Gregory J. Dawson, age 45. Mr. Fryman is the Vice President of Sales and Service of Kentucky Bank and has been with the Company since 1977. Mr. Dawson is the Chief Financial Officer and has been with the Company since 1985.



The Company has adopted a code of ethics for its Chief Executive Officer and its Chief Financial Officer. A copy of the code of ethics may be obtained, without charge, by contacting the CFO.

The Company has named Betty J. Long of the audit committee as its financial expert and she is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

The following table sets forth information with respect to the compensation of the Chairman of the Board (Buckner Woodford), President and Chief Executive Officer (Louis Prichard), Vice President of Sales and Service (Norman J. Fryman) and Chief Financial Officer (Gregory J. Dawson) of the Company (the "Named Executive Officers"). No other executive officer earned total salary and bonus in excess of $100,000.

Summary Compensation Table
                                           Long Term
                 Annual Compensation      Compensation
                                            Options       All Other
      Name        Salary      Bonus         Granted     Compensation(1)
Buckner Woodford
  2005           $ 80,000    $10,500         1,000         $ 7,682
  2004            203,000     39,585         1,000          13,653
  2003            200,000     24,000         1,000          14,000

Louis Prichard
  2005            175,000     30,625         4,000          12,231
  2004            140,000     20,475         1,000           9,160
  2003            125,000     11,700         3,000           7,605

Norman J. Fryman
  2005            113,949     12,306           500           7,971
  2004            105,265     17,958           500           6,871
  2003             97,057      8,371           500           6,763

Gregory J. Dawson
  2005             87,064     13,060           500           6,083
  2004             83,000     13,554           400           5,124
  2003             73,531      4,044           400           4,983

 (1) Represents the Company's matching contribution to the qualified profit sharing plan that includes a 401(k) provision



The following table contains information regarding the grant of stock options under the Company's stock option plan to the Named Executive Officers during the year ended December 31, 2005. In addition, in accordance with rules of the Securities and Exchange Commission, the following table sets forth the hypothetical grant date present value with respect to the referenced options, using the Black-Scholes Option Pricing Model.

Option Grants in the Last Fiscal Year

                           % of Total
                             Options                         Grant
                   Shares  Granted to  Exercise              Date
                  Granted  Employees    Price   Expiration  Present
      Name          (#)     in 2005     ($/Sh)     Date     Value($)

Buckner Woodford   1,000      5.3%      $30.50    1/3/15    $ 4,820
Louis Prichard     4,000     21.4        30.50    1/3/15     19,280
Norman J. Fryman     500      2.7        30.50    1/3/15      2,410
Gregory J. Dawson    500      2.7        30.50    1/3/15      2,410

The following table sets forth certain information regarding options exercised by the Named Executive Officers during calendar year 2005 and unexercised stock options held by them as of December 31, 2005.

Aggregated Option Exercises in Calendar 2005 and Year-end Stock Option Values

                  Shares                 Number of Securities       Value of Unexercised
                 Acquired     Value    Underlying Unexercised          In-the-Money
                on Exercise Realized     Options at 12/31/05      Options at 12/31/05
     Name          (#)         ($)    Exercisable/Unexercisable  Exercisable/Unexercisable

Buckner Woodford    n/a        n/a        5,400/2,700              $ 40,010/$  3,745
Louis Prichard      n/a        n/a        1,400/6,600                 4,860/   7,290
Norman J. Fryman    n/a        n/a        1,420/1,380                10,186/   2,004
Gregory J. Dawson  1,000     $16,100      2,700/1,150                28,194/   1,366

No SAR's exist for the Company.

Compensation of Directors

Each director of the Company is a director of Kentucky Bank, except for Betty J. Long. Company Directors are paid $400 for each Company and Kentucky Bank board meeting attended ($400 for one paid absence per year) and non-employee Company directors are paid $100 for each Kentucky Bank committee meeting attended. Each Company Director is paid an annual retainer of $1,500 plus the audit committee chairman is paid an additional annual retainer of $2,000. Non-employee Directors of Kentucky Bank are also granted a 10-year option to purchase 100 shares of the Company's common stock following each year in which Kentucky Bank has a return on assets of 1 percent or greater. The option's exercise price is the fair market value per share on the date of grant.



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

In general, a participant's remuneration covered by the Company's pension plan is his or her average annual cash compensation (W-2 earnings) for the highest 5 years. The years of service are 34 years for Mr. Woodford, 2 years for Mr. Prichard, 21 years for Mr. Fryman and 20 years for Mr. Dawson. The normal benefit is a life annuity based on the 1984 Unisex Pension pre-retirement mortality table and a pre-retirement interest rate of 7%. The benefits are not subject to a deduction for Social Security or other offset amounts.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

Set forth below are the number of shares of the Company's common stock beneficially owned by each director and executive officer, and all current directors and executive officers as a group as of December 31, 2005.

      Name                Shares Beneficially Owned(1)
                            Number          Percentage

William Arvin (2)           30,171              1.1%

Gregory J. Dawson (3)        9,733              *

Norman J. Fryman (4)         2,825              *

Henry Hinkle (5)            30,755              1.1%

Theodore Kuster (6)         18,030              *

Betty J. Long (7)            1,600              *

Ted McClain (8)              1,475              *

Louis Prichard (9)           3,510              *

Robert G. Thompson (10)      6,050              *

Woodford Van Meter (11)     31,400              1.1%

Buckner Woodford (12)      245,791              9.0%

All directors and officers
(11 persons) as a group
(consisting of those
persons named above)(13)   381,340             13.9%

*  Less than 1%



1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole or shared voting and sole or shared investment power.
2) Includes 11,858 shares held in a retirement account, 11,968 shares held of record by Mr. Arvin's wife, as to which Mr. Arvin disclaims beneficial ownership, 5,465 shares held jointly with his wife and 750 shares that Mr. Arvin may acquire upon exercise of outstanding stock options.
3) Includes 2,700 shares that Mr. Dawson may acquire upon exercise of outstanding stock options.
4) Includes 1,420 shares that Mr. Fryman may acquire upon exercise of outstanding stock options.
5) Includes 1,000 shares held by his wife and 640 shares held by three sons, as to which Mr. Hinkle disclaims beneficial ownership. Includes 26,500 shares held of record by Hinkle Contracting Company, as to which Mr. Hinkle, as president, has shared voting power. Also includes 850 shares that Mr. Hinkle may acquire upon exercise of outstanding stock options.
6) Includes 6,250 shares held of record by Mr. Kuster's wife, as to which Mr. Kuster disclaims beneficial ownership. Also includes 5,500 shares held in a retirement account and 450 shares that Mr. Kuster may acquire upon exercise of outstanding stock options.
7) Includes 1,600 shares held in a retirement account.
8) Includes 300 shares that Mr. McClain may acquire upon exercise of outstanding stock options.
9) Includes 2,110 shares held jointly with his wife and 1,400 shares that Mr. Prichard may acquire upon exercise of outstanding stock options.
10) Includes 200 shares held of record by Mr. Thomprson's wife, as to which Mr. Thompson disclaims beneficial ownership. Includes 650 shares that Mr. Thompson may acquire upon exercise of outstanding stock options.
11) Includes 2,200 shares held of record by Mr. Van Meter's wife, as to which Mr. Van Meter disclaims beneficial ownership. Includes 100 shares that Mr. Van Meter may acquire upon exercise of outstanding stock options.
12) Includes 8,000 shares held by his wife, as to which Mr. Woodford disclaims beneficial ownership. Also includes 208 shares held in a retirement account and 5,400 shares that Mr. Woodford may acquire upon exercise of outstanding stock options.
13) Includes 14,020 shares that may be acquired upon exercise of outstanding stock options.

The following table sets forth as of December 31, 2005 the only person known by the Company to own beneficially (as determined in accordance with the rules and regulations of the Commission) more than 5% of the outstanding common stock. See note 12 in the preceding table for further information.

Name and Address       Shares Beneficially
of Beneficial Owner           Owned         Percentage

Buckner Woodford             245,791            9.0%
340 Stoner Avenue
Paris, Kentucky 40361



The following table sets forth as of December 31, 2005 the Company's common stock authorized for issuance under equity compensation plans. The Company's shareholders have approved all of the Company's equity compensation plans.

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

Equity compensation plans
 Approved by security holders:
Employee Gift Program                   0                $  n/a                        572
1993 Employee Stock Ownership
   Incentive Plan                  24,060                 17.59                          0
1993 Non-Employee Directors
  Stock Ownership Plan              6,100                 26.26                      9,300
1999 Employee Stock Option Plan    46,904                 29.16                     51,744
2005 Restricted Stock Grant Plan        0                   n/a                     50,000

Total                              77,064                $25.32                    111,616



Item 13.  Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of and had transactions with the Company's subsidiary bank in the ordinary course of business during the year ended December 31, 2005. Similar transactions may be expected to take place with the Company's subsidiary bank in the future. Outstanding loans and commitments made by such subsidiary bank in transactions with the Company's directors and officers and their associates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Certain directors and executive officers were loan customers of Kentucky Bank and outstanding loans were $4.7 million as of December 31, 2005 and $4.4 million as of December 31, 2004. See Note 4 in the notes to consolidated financial statements included as Exhibit 13. The Company purchased various types of insurance with aggregate premiums amounting to $218 thousand in 2005 from Hopewell Insurance Company. Director Ted McClain owns 33% of this company and is one of their insurance agents.



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

The fees for services provided by the primary independent auditor, Crowe Chizek for 2005 and for 2004 were as follows:

Audit fees - Fees for the financial statement audit, and the review of the Company's Form 10-Q's were $92,050 for 2005 and $99,250 for 2004.

Audit related fees - Aggregate fees for all assurance and related services were $14,600 for 2005 and $12,950 for 2004. These fees were incurred for audits of benefit plans. The 2005 and 2004 amounts were preapproved by the audit committee.

Tax fees - Fees related to tax compliance, advice and planning were $14,450 for 2005 and $14,145 for 2004. The 2005 and 2004 amounts were preapproved by the audit committee.

All other fees - Consulting fees related to acquisitions, profitability and risk management were $14,400 for 2005 and $16,000 for 2004. The 2005 and 2004 amounts were preapproved by the audit committee.

All services provided by the Corporation's primary independent auditor in 2005 and 2004 were approved by the Audit Committee.




Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following exhibits are incorporated by reference herein or made a part of this Form 10-K:

2.1   Agreement and Plan of Merger with Peoples Bancorp of Sandy
Hook is incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated February 24,
2006 (File No. 33-96358).

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

3.3   Articles of Amendment to Amended and Restated Articles of
Incorporation of the Registrant.

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

10.4 Schedule of 2006 Compensation Arrangements for Named Executive Officers is incorporated by reference to the Registrant's Current
Report on Form 8-K dated December 20, 2005 (File No. 33-96358).*

10.5  Schedule of 2006 Compensation Arrangement for Named Executive
Officer.*

10.6  2005 Restricted Stock Grant Plan, including form of Award
Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 15, 2005
(File No. 33-96358).*

11    Computation of earnings per share - See Note 12 in the notes to consolidated financial statements included as Exhibit 13.

13    Kentucky Bancshares, Inc. 2005 Annual Report and Proxy
Statement, including Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Auditors

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

Kentucky Bancshares, Inc.
By:  __/s/Louis Prichard  __
Louis Prichard, President and Chief Executive Officer, Director
March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__/s/Louis Prichard   _______       March 24, 2006
Louis Prichard, President and Chief Executive Officer, Director

__/s/Gregory J. Dawson_______       March 28, 2006
Gregory J. Dawson, Chief Financial and Accounting Officer

__/s/Buckner Woodford________       March 28, 2006
Buckner Woodford, Chairman of the Board, Director

_____________________________       March 28, 2006
William Arvin, Director

__/s/Henry Hinkle_ _  __ ____       March 28, 2006
Henry Hinkle, Director

_____________________________       March 28, 2006
Theodore Kuster, Director

__/s/Betty J. Long___________       March 21, 2006
Betty J. Long, Director

__/s/Ted McClain____________        March 21, 2006
Ted McClain, Director

__/s/Robert G. Thompson______       March 21, 2006
Robert G. Thompson, Director

_____________________________       March 28, 2006
Woodford Van Meter, Director




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant refers to Exhibit 13 to the Form 10-K.


INDEX TO EXHIBITS


   Exhibit
    Number     Description of Document

2.1   Agreement and Plan of Merger with Peoples Bancorp of Sandy
Hook is incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated February 24,
2006 (File No. 33-96358).

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

3.3   Articles of Amendment to Amended and Restated Articles of
Incorporation of the Registrant.

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

10.4 Schedule of 2006 Compensation Arrangements for Named Executive Officers is incorporated by reference to the Registrant's Current
Report on Form 8-K dated December 20, 2005 (File No. 33-96358).*

10.5  Schedule of 2006 Compensation Arrangement for Named Executive
Officer.*

10.6  2005 Restricted Stock Grant Plan, including form of Award
Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 15, 2005
(File No. 33-96358).*

11    Computation of earnings per share - See Note 10 in the notes to consolidated financial statements included as Exhibit 13.

13    Kentucky Bancshares, Inc. 2005 Annual Report and Proxy
Statement, including Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Auditors

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

25

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998



44
43