Form 10-Q
period 2006-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2006-05-15
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No   X___

Number of shares of Common Stock outstanding as of May 12, 2006:  2,672,672.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   5

            Consolidated Statements of Cash Flows                   6

            Notes to Consolidated Financial Statements              7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   11

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           16

Item 4.     Controls and Procedures                                18

Part II - Other Information                                        18

Signatures                                                         19

Exhibits

     31.1 Certifications of Chief Executive Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        20

     31.2 Certifications of Chief Financial Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        22

     32   Certifications of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                              24



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        3/31/2006  12/31/2005
Assets
  Cash and due from banks                          $  11,788  $  11,456
  Federal funds sold                                       9      2,708
    Cash and cash equivalents                         11,797     14,164
  Securities available for sale                      139,515    160,652
  Loans                                              379,233    370,912
  Allowance for loan losses                           (4,393)    (4,310)
    Net loans                                        374,840    366,602
  Federal Home Loan Bank stock                         5,475      5,398
  Bank premises and equipment, net                    10,657     10,702
  Interest receivable                                  4,142      3,719
  Goodwill                                             9,111      9,111
  Other intangible assets                                742        766
  Mortgage servicing rights                              785        802
  Other assets                                           854        834
    Total assets                                   $ 557,918  $ 572,750

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  77,169  $  72,193
    Time deposits, $100,000 and over                  59,667     61,597
    Other interest bearing                           271,900    297,841
      Total deposits                                 408,736    431,631
  Repurchase agreements and other borrowings          15,389     16,838
  Federal Funds Purchased                             17,445        -
  Federal Home Loan Bank advances                     59,492     66,749
  Subordinated debentures                              7,217      7,217
  Interest payable                                     2,601      2,714
  Other liabilities                                      523      1,055
    Total liabilities                                511,403    526,204

  Stockholders' equity
  Common stock                                         6,860      6,813
  Retained earnings                                   41,291     40,666
  Accumulated other comprehensive income (loss)       (1,636)      (933)
    Total stockholders' equity                        46,515     46,546
    Total liabilities & stockholders' equity       $ 557,918  $ 572,750


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Three Months Ending
                                                     3/31/2006   3/31/2005
INTEREST INCOME:
  Loans, including fees                             $    6,436  $    5,510
  Securities available for sale                          1,535       1,202
  Other                                                     80           8
    Total interest income                                8,051       6,720
INTEREST EXPENSE:
  Deposits                                               2,736       1,619
  Other                                                    839         880
    Total interest expense                               3,575       2,499
  Net interest income                                    4,476       4,221
  Loan loss provision                                      132         250
  Net interest income after provision                    4,344       3,971
NON-INTEREST INCOME:
  Service charges                                        1,049       1,017
  Loan service fee income                                   66          65
  Trust department income                                  172         103
  Securities available for sale gains (losses), net         14         -
  Gain on sale of mortgage loans                            65          97
  Other                                                    230         272
    Total other income                                   1,596       1,554
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,260       2,152
  Occupancy expenses                                       560         570
  Amortization                                              80          84
  Advertising and marketing                                120         110
  Taxes other than payroll, property and income            144         137
  Other                                                    934         766
    Total other expenses                                 4,098       3,819
  Income before taxes                                    1,842       1,706
  Income taxes                                             549         373
Net income                                          $    1,293  $    1,333

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  (703)     (1,089)

Comprehensive Income                                $      590  $      244

Earnings per share
Basic                                               $     0.48  $     0.50
Diluted                                                   0.48        0.49



See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                     Accumulated
                                                                       Other         Total
                                    ----Common Stock----  Retained  Comprehensive  Stockholders'
                                      Shares     Amount   Earnings     Income         Equity

Balances, December 31, 2005          2,666,897  $  6,813  $  40,666  $      (933)   $   46,546

Common stock issued                      5,775        47          -            -            47

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                  -         -          -         (703)         (703)

Net income                                   -         -      1,293            -         1,293

Dividends declared - $0.25 per share         -         -       (668)           -          (668)

Balances, March 31, 2006             2,672,672  $  6,860  $  41,291  $    (1,636)   $   46,515


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                            Three Months Ending
                                                      3/31/2006  3/31/2005
Cash Flows From Operating Activities
  Net Income                                           $  1,293   $  1,333
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                              219        231
  Amortization                                               80         84
  Amortization of premium on debt                           (25)       (25)
  Securities amortization (accretion), net                   39         98
  Provision for loan losses                                 132        250
  Securities (gains) losses, net                            (14)         -
  Originations of loans held for sale                    (3,866)    (4,913)
  Proceeds from sale of loans                             3,931      5,185
  Federal Home Loan Bank stock dividends                    (77)       (56)
  Gain on sale of mortgage loans                            (65)       (97)
  Changes in:
    Interest receivable                                    (423)       (86)
    Other assets                                            (58)      (384)
    Interest payable                                       (113)       (18)
    Other liabilities                                      (170)        65
      Net cash from operating activities                    883      1,667
Cash Flows From Investing Activities
  Purchases of securities available for sale             (2,007)    (1,988)
  Proceeds from principal payments, maturities and
   calls of securities available for sale                22,053      5,061
  Net change in loans                                    (8,370)    (1,326)
  Purchases of bank premises and equipment                 (174)      (207)
    Net cash from investing activities                   11,502      1,540
Cash Flows From Financing Activities:
  Net change in deposits                                (22,895)   (15,078)
  Net change in securities sold under agreements to
   Repurchase, federal funds purchased
   and other borrowings                                  15,996      8,109
  Payments on Federal Home Loan Bank advances            (7,232)    (2,225)
  Proceeds from issuance of common stock                     47          2
  Purchase of common stock                                    -        (51)
  Dividends paid                                           (668)      (617)
    Net cash from financing activities                  (14,752)    (9,860)
Net change in cash and cash equivalents                  (2,367)    (6,653)
Cash and cash equivalents at beginning of period         14,164     15,455
Cash and cash equivalents at end of period             $ 11,797   $  8,802


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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


2.	INVESTMENT SECURITIES

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains      Losses     Value
Available for Sale

March 31, 2006
  U.S. Treasury                      $  3,005   $    -     $    (21)  $  2,984
  U.S. government agencies             48,871        -       (1,085)    47,786
  States and political subdivisions    38,152        680       (402)    38,430
  Mortgage-backed                      51,441          2     (1,996)    49,447
  Equity securities                       525        343        -          868
    Total                             141,994      1,025     (3,504)   139,515

December 31, 2005
  U.S. Treasury                      $  3,006   $    -     $    (32)  $  2,974
  U.S. government agencies             67,845         14       (826)    67,033
  States and political subdivisions    37,045        756       (338)    37,463
  Mortgage-backed                      53,645          4     (1,309)    52,340
  Equity securities                       524        318        -          842
    Total                             162,065      1,092     (2,505)   160,652



3.	LOANS

Loans at period-end are as follows:
(in thousands)

                                     3/31/2006   12/31/2005

Commercial                           $   22,035  $   27,302
Real estate construction                 30,075      29,822
Real estate mortgage                    248,157     245,138
Agricultural                             69,685      59,328
Consumer                                  9,281       9,322
Total                                   379,233     370,912


4.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:


                  Three Months Ended
                                                           March 31
                                                      2006          2005
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,293      $1,333
  Weighted average common shares outstanding        2,671       2,684
  Basic earnings per share                         $ 0.48      $ 0.50

Diluted Earnings Per Share
  Net Income                                       $1,293      $1,333
  Weighted average common shares outstanding        2,671       2,684
  Add dilutive effects of assumed exercise
   of stock options                                    13          16
  Weighted average common and dilutive
   potential common shares outstanding              2,684       2,700
  Diluted earnings per share                       $ 0.48      $ 0.49


Stock options for 31,100 shares of common stock for the three months ended March 31, 2006, and for 26,700 shares of common stock for the three months ended March 31, 2005 were excluded from diluted earnings per share because their impact was antidilutive.


5.	 Stock Compensation

The Company grants certain officers and key employees stock option awards, which vest and become fully exercisable at the end of five years. The Company also grants certain directors stock option awards, which vest and become fully exercisable immediately. The exercise price of each option, which has a ten year life, was equal to the market price of the Company's stock on the date of grant. The Company also provides to certain officers and key employees restricted stock grants, which fully vest at the end of five years. The Company records employee expense ratably over the five year period, based on the market price of the common stock on the date of grant. Total shares issuable under the restricted stock grant plan are 50,000 shares. In January 2006, 3,875 shares were granted under the plan.

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

The following table summarizes stock activity:

                                           Three Months Ended
                                             March 31, 2006
                                                  Weighted Average
                                       Shares      Exercise Price

Outstanding, beginning of year         77,064         $ 25.32
Granted                                 1,300           29.50
Exercised                              (1,900)          15.34
Outstanding, end of period             76,464           25.64

Options exercisable at period end      41,516           21.91

The following details stock options outstanding:

                                     March 31, 2006    December 31, 2005

Stock options vested and currently exercisable:
  Number                                 41,516              42,116
  Weighted average exercise price     $   21.91           $   21.38
  Aggregate intrinsic value           $ 311,915           $ 358,646
  Weighted average remaining
   contractual life                    48.4 months         47.7 months

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $19 thousand in stock compensation expense during the three months ended March 31, 2006 to salaries and employee benefits.



Prior to 2006, employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provision of FASB Statement No. 123(r), Accounting for Stock-Based Compensation, and recognizes stock option expense based on fair value at date of grant. The following table illustrates for 2005 the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FAS 123.

                                                          2005
                                   (In thousands, except per share amounts)
Net income as reported                                  $ 1,333
Less:  Stock-based compensation expense
     determined under fair value based method               (14)
Pro forma net income                                    $ 1,319

Basic earnings per share as reported                    $  0.50
Pro forma basic earnings per share                         0.49

Diluted earnings per share as reported                     0.49
Pro forma diluted earnings per share                       0.49

The weighted-average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing 2006 recognized compensation expense and 2005 for pro forma disclosures are as follows.

                                                2006           2005
     Weighted-average fair value of options
       granted during the year                 $3.14          $4.82
     Risk-free interest rate                    4.60%          3.98%
     Expected option life                     8 years        8 years
     Expected stock price volatility            7.99%         15.11%
     Expected dividend yield                    3.39%          3.03%

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company's stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company's stock price at grant. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

6.	Dividends per share paid for the quarter ended March 31, 2006 were $0.25 compared to $0.23 for March 31, 2005.



7.	 Components of Net Periodic Benefit Cost

                                        Three months ended March 31
                                              (in thousands)

Pension Benefits
                                             2006          2005

Service cost                               $   118       $   108
Interest cost                                   91            87
Expected return on plan assets                 (99)          (94)
(Gain) loss amortization                        10            10

Net Periodic Benefit Cost                  $   120       $   111

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $204 thousand as its 2006 annual contribution to the Pension Plan. No contributions to the Pension Plan were made for the quarter ended March 31, 2006, and the Company anticipates making its annual contribution in the third quarter of 2006.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (the Company and its bank operate in areas affected by various markets, including the tobacco market); competition for the Company's customers from other providers of financial and mortgage services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

Kentucky Bancshares, Inc. recorded net income of $1.3 million, or $0.48 basic and $0.48 diluted earnings per share for the first three months ended March 31, 2006 compared to $1.3 million, or $0.50 basic earnings per share and $0.49 diluted earnings per share for the three month period ending March 31, 2005. The first three months earnings reflects a decrease of 3.0% compared to the same time period in 2005.



Return on average assets was 0.91% for the three months ended March 31, 2006 and 1.02% for the three month period ended March 31, 2005. Return on average equity was 11.0% for the three month period ended March 31, 2006 and 11.8% for the same period in 2005.

Loans increased $8.3 million from $370.9 million on December 31, 2005 to $379.2 million on March 31, 2006. Increases in real estate construction, real estate mortgage and agricultural loans were offset by a decrease in commercial and consumer loans. Management attributes the growth in loans primarily to the improving economy.

Total deposits decreased from $431.6 million on December 31, 2005 to $408.7 million on March 31, 2006, a decrease of $22.9 million, primarily the result of a decline in public fund deposits, reported in other interest bearing deposits.

Net Interest Income

Net interest income was $4.5 million for the three months ended March 31, 2006 compared to $4.2 million for the three months ended March 31, 2005, an increase of 6.0%. The interest spread was 3.27% for the first three months of 2006 compared to 3.41% for the same period in 2005, a decrease of 14 basis points. Generally, the increasing interest rate environment and the increased cost related to public fund deposits have contributed to declining net interest margins in the first three months of 2006 compared to 2005.

For the first three months, the yield on assets increased from 5.54% in 2005 to 6.06% in 2006. The cost of liabilities increased from 2.28% in 2005 to 2.80% in 2006. Year to date average loans are up $18.5 million, or 5.1% from March 31, 2005 to March 31, 2006. Loan interest income has increased $926 thousand for the first three months of 2006 compared to the first three months of 2005. Year to date average deposits increased from March 31, 2005 to March 31, 2006, up $45.1 million, or 11.6%. Deposit interest expense has increased $1.1 million for the first three months of 2006 compared to the same period in 2005.

Following the 2004 enactment of federal legislation to end the federal tobacco program and to compensate quota owners and producers, the Company offered tobacco quota owners and producers upfront, lump-sum payment buyouts ranging from 75% to 80% of the future stream of federal buyout payments during 2005. The Company made $11.7 million in lump-sum payments in January 2006 under successor in interest contracts. Similar types of buyouts are expected to continue over the next few years, but on a smaller scale. Starting in January 2006, these buyouts have generated additional net interest income.



Non-Interest Income

Non-interest income increased $42 thousand for the three months ended March 31, 2006 compared to the same period in 2005 to $1.6 million, due primarily to an increase in trust department income (the collection of certain estate fees) of $69 thousand.

Gain on sale of mortgage loans decreased $32 thousand during the first three months of 2006 compared to the same period in 2005. The volume of mortgage loan originations and sales is generally inverse to rate changes. The increasing rate environment has caused the originations of mortgage loans to be lower and the related gain on sale of mortgage loans to be lower in 2006 than in 2005.

Non-Interest Expense

Total non-interest expenses increased $279 thousand for the three month period ended March 31, 2006 compared to the same period in 2005.

For the comparable three month periods, salaries and benefits increased $108 thousand, an increase of 5%. Salaries represented $49 thousand and employee benefits represented $66 thousand of the increase in salaries and employee benefits expense during these comparable periods.

Occupancy expenses decreased $10 thousand to $560 thousand for the first three months of 2006 compared to the same period in 2005. The decrease in 2006 is mainly attributable to a decrease in depreciation of $13 thousand compared to 2005.

Other expenses increased $168 thousand for the three months ended March 31, 2006 compared to the same time period in 2005. This is mainly a result of costs related to the Peoples Bank merger, which have been approximately $90 thousand to date.

Income Taxes

The tax equivalent rate for the three months ended March 31, 2006 was 30% compared to 22% in 2005. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. Recognizing the remainder of the net operating loss carryforward from the 2003 Cynthiana acquisition contributed to the lower rate in 2005.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder. These shares were outside of the previously mentioned stock repurchase
programs.   Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2006, 105,309 shares have been purchased. The most recent share repurchase occurred on October 31, 2005. The repurchase program has had a positive effect on earnings per share calculations.



Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $11.8 million as of March 31, 2006 compared to $14.2 million at December 31, 2005. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold resulting primarily from a decrease in public deposits. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $139.5 million at March 31, 2006. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of March 31, 2006, we have sufficient collateral to borrow an additional $47 million from the FHLB. In addition, as of March 31, 2006, over $48 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of March 31, 2006, the Company's non-performing loans totaled $1.3 million or 0.34% of loans compared to $1.0 million or 0.26% of loans at December 31, 2005. (See table below) The increase in non-accrual loans is attributable to an increase in the number of various real estate loans. Real estate loans composed 84% of the non-performing loans as of March 31, 2006 and 79% as of December 31, 2005. Forgone interest income on the non-accrual loans for both 2006 and 2005 is immaterial.

Nonperforming Assets

                                          3/31/06     12/31/05
                                        (in thousands)

Non-accrual Loans                        $    1,170  $      774
Accruing Loans which are
 Contractually past due
 90 days or more                                105         206
Total Nonperforming and Restructured          1,275         980
Other Real Estate                               141         141
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    1,416  $    1,121
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.34%       0.26%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.25%       0.20%



Provision for Loan Losses

The loan loss provision for the first three months was $132 thousand for 2006 and $250 thousand for 2005. The continuing lower level of nonperforming loans has caused management to decrease the 2006 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the three month period ended March 31, 2006 were $49 thousand compared to $86 thousand for the same period in 2005. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses
                                                Three Months Ended March 31
                                                       (in thousands)
                                                    2006             2005
Balance at Beginning of Period                   $   4,310        $   4,163
Amounts Charged-off:
  Commercial                                             6               43
  Real Estate Mortgage                                  54               22
  Consumer                                             201               66
Total Charged-off Loans                                261              131
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             1                1
  Agricultural                                          21              -
  Consumer                                             190               44
Total Recoveries                                       212               45
Net Charge-offs                                         49               86
Provision for Loan Losses                              132              250
Balance at End of Period                             4,393            4,327
Loans
  Average                                          362,029          359,262
  At March 31                                      379,233          359,522
As a Percentage of Average Loans:
  Net Charge-offs                                     0.01%           0.02%
  Provision for Loan Losses                           0.04%           0.07%
Allowance as a Percentage of
 Period-end Loans                                     1.16%           1.20%
Allowance as a Multiple of
 Net Charge-offs                                      22.4            12.6
Allowance as a Percentage of
 Non-performing and Restructured Loans                 345%            234%




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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of March 31, 2006 the projected percentage changes are within the Board approved limits. This period's volatility is lower when compared to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2006 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (4/06 - 3/07)
  Interest Income          $27,690   $31,520   $33,436   $35,275   $38,788
  Interest Expense          11,902    14,470    15,876    17,281    20,092
    Net Interest Income     15,788    17,050    17,560    17,994    18,696

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/06 - 3/07)
  Interest Income          $(5,746)  $(1,916)     N/A    $ 1,839   $ 5,352
  Interest Expense          (3,974)   (1,406)     N/A      1,405     4,216
    Net Interest Income     (1,772)     (510)     N/A        434     1,136

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/06 - 3/07)
  Interest Income             -17.2%     -5.7%    N/A         5.5%     16.0%
  Interest Expense            -25.0%     -8.9%    N/A         8.8%     26.6%
    Net Interest Income       -10.1%     -2.9%    N/A         2.5%      6.5%

Board approved limit         >-18.0%    >-6.0%    N/A       >-4.0%   >-10.0%



The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2005 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (4/05 - 3/06)
  Interest Income          $ 22,890  $ 26,843  $ 28,825  $ 30,758  $ 34,475
  Interest Expense            9,458    10,115    11,363    12,611    15,106
    Net Interest Income      13,432    16,728    17,462    18,147    19,369

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/05 - 3/06)
  Interest Income          $ (5,935) $ (1,982)     N/A   $  1,933  $  5,650
  Interest Expense           (1,905)   (1,248)     N/A      1,248     3,743
    Net Interest Income      (4,030)     (734)     N/A        685     1,907

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (4/05 - 3/06)
  Interest Income             -20.6%     -6.9%     N/A        6.7%     19.6%
  Interest Expense            -16.8%    -11.0%     N/A       11.0%     32.9%
    Net Interest Income       -23.1%     -4.2%     N/A        3.9%     10.9%

Board approved limit         >-10.0%    >-4.0%     N/A      >-4.0%   >-10.0%

These projected changes in net interest income as of March 31, 2006 are slightly less when compared to the projected changes in net interest income as of March 31, 2005. Projections from March 31, 2006, year one reflected a decline in net interest income of 2.9% with a 100 basis point decline compared to the 4.2% decline in 2005. The 300 basis point increase in rates reflected a 6.5% increase in net interest income in 2006 compared to 10.9% in 2005.



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

Item 1A.    Risk Factors

      There have been no material changes in risk factors, as previously disclosed in the December 31, 2005 Form 10-K.

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

1/1/06 -
 1/31/06       -0-         N/A             N/A                94,691 shares

2/1/06 -
 2/28/06       -0-         N/A             N/A                94,691 shares

3/1/06 -
 3/31/06       -0-         N/A             N/A                94,691 shares

Total          -0-                         N/A                94,691 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder at a price of $28 per share. These shares were outside of the previously mentioned stock repurchase programs. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2006, 105,309 shares have been purchased.



Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

The registrant's 2006 Annual Meeting of Shareholders was held May 12, 2006. Proxies were solicited by the registrant's Board of Directors. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                    Votes For        Votes Withheld
          Betty J. Long             2,229,927            16,296
          Ted McClain               2,206,641            39,582
          Buckner Woodford IV       2,207,387            38,836

The following directors have a term of office that will continue following the Annual Meeting: William M. Arvin, Henry Hinkle, Theodore Kuster, Robert G. Thompson, Louis Prichard and Woodrow Van Meter.

The total number of Common Shares outstanding as of March 17, 2006, the record date for the Annual Meeting of Shareholders, was 2,671,672.

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

                              KENTUCKY BANCSHARES, INC.

Date  _____5/15/06________     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____5/15/06________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer


1

3
19
Lexlibrary/197885.1