Form 10-Q
period 2006-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2006-08-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
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

Number of shares of Common Stock outstanding as of August 12, 2006:
2,868,638.


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



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        6/30/2006 12/31/2005
Assets
  Cash and due from banks                          $  14,803  $  11,456
  Federal funds sold                                     127      2,708
    Cash and cash equivalents                         14,930     14,164
  Securities available for sale                      125,497    160,652
  Mortgage loans held for sale                           104        -
  Loans                                              384,193    370,912
  Allowance for loan losses                           (4,408)    (4,310)
    Net loans                                        379,785    366,602
  Federal Home Loan Bank stock                         5,553      5,398
  Bank premises and equipment, net                    10,568     10,702
  Interest receivable                                  4,433      3,719
  Goodwill                                             9,111      9,111
  Other intangible assets                                803        766
  Mortgage servicing rights                              766        802
  Other assets                                         1,794        834
    Total assets                                   $ 553,344  $ 572,750

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  77,261  $  72,193
    Time deposits, $100,000 and over                  51,944     61,597
    Other interest bearing                           259,424    297,841
      Total deposits                                 388,629    431,631
  Repurchase agreements and other borrowings          16,047     16,838
  Federal Funds Purchased                             11,923        -
  Federal Home Loan Bank advances                     79,237     66,749
  Subordinated debentures                              7,217      7,217
  Interest payable                                     2,441      2,714
  Other liabilities                                    1,047      1,055
    Total liabilities                                506,541    526,204

  Stockholders' equity
  Common stock                                         6,879      6,813
  Retained earnings                                   42,339     40,666
  Accumulated other comprehensive income (loss)       (2,415)      (933)
    Total stockholders' equity                        46,803     46,546
    Total liabilities & stockholders' equity       $ 553,344  $ 572,750


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                  Six Months Ending
                                                     6/30/2006   6/30/2005
INTEREST INCOME:
  Loans, including fees                             $   13,185  $   11,328
  Securities available for sale                          3,028       2,403
  Other                                                     83          22
    Total interest income                               16,296      13,753
INTEREST EXPENSE:
  Deposits                                               5,319       3,336
  Other                                                  1,990       1,811
    Total interest expense                               7,309       5,147
  Net interest income                                    8,987       8,606
  Loan loss provision                                      240         416
  Net interest income after provision                    8,747       8,190
NON-INTEREST INCOME:
  Service charges                                        2,293       2,195
  Loan service fee income                                  133         131
  Trust department income                                  317         215
  Securities available for sale gains (losses), net        (23)         53
  Gain on sale of mortgage loans                           104         187
  Other                                                    477         607
    Total other income                                   3,301       3,388
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         4,449       4,301
  Occupancy expenses                                     1,077       1,120
  Amortization                                             161         171
  Advertising and marketing                                240         220
  Taxes other than payroll, property and income            289         272
  Other                                                  1,611       1,690
    Total other expenses                                 7,827       7,774
  Income before taxes                                    4,221       3,804
  Income taxes                                           1,212         955
Net income                                          $    3,009  $    2,849

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                (1,482)       (199)

Comprehensive Income                                $    1,527  $    2,650

Earnings per share
Basic                                               $     1.13  $     1.06
Diluted                                                   1.12        1.05


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Three Months Ending
                                                     6/30/2006   6/30/2005
INTEREST INCOME:
  Loans, including fees                             $    6,749  $    5,818
  Securities available for sale                          1,493       1,201
  Other                                                      3          14
    Total interest income                                8,245       7,033
INTEREST EXPENSE:
  Deposits                                               2,583       1,717
  Other                                                  1,151         931
    Total interest expense                               3,734       2,648
  Net interest income                                    4,511       4,385
  Loan loss provision                                      108         166
  Net interest income after provision                    4,403       4,219
NON-INTEREST INCOME:
  Service charges                                        1,244       1,178
  Loan service fee income                                   67          66
  Trust department income                                  145         112
  Securities available for sale gains (losses), net        (37)         53
  Gain on sale of mortgage loans                            39          90
  Other                                                    247         335
    Total other income                                   1,705       1,834
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,189       2,149
  Occupancy expenses                                       517         550
  Amortization                                              81          87
  Advertising and marketing                                120         110
  Taxes other than payroll, property and income            145         135
  Other                                                    677         924
    Total other expenses                                 3,729       3,955
  Income before taxes                                    2,379       2,098
  Income taxes                                             663         582
Net income                                          $    1,716  $    1,516

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  (779)        890

Comprehensive Income                                $      937  $    2,406

Earnings per share
Basic                                               $     0.65  $     0.56
Diluted                                                   0.64        0.56


See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                     Accumulated
                                                                       Other         Total
                                    ----Common Stock----  Retained  Comprehensive  Stockholders'
                                      Shares     Amount   Earnings     Income         Equity

Balances, December 31, 2005          2,666,897  $  6,813  $ 40,666   $    (933)     $ 46,546

Common stock issued                      5,975        33         -           -            33

Common stock purchased                       -         -         -           -             -

Noncash compensation expense
 attributed to stock option and
 employee stock purchase plan grants         -        33         -           -            33

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                  -         -         -      (1,482)       (1,482)

Net income                                   -         -     3,009           -         3,009

Dividends declared - $0.50 per share         -         -    (1,336)          -        (1,336)

Balances, June 30, 2006              2,672,872  $  6,879  $ 42,339  $   (2,415)     $ 46,803


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                            Six Months Ending
                                                      6/30/2006  6/30/2005
Cash Flows From Operating Activities
  Net Income                                           $  3,009   $  2,849
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                              440        468
  Amortization                                              161        171
  Amortization of premium on debt                           (49)       (49)
  Securities amortization (accretion), net                   64        173
  Noncash compensation expense                               33         -
  Provision for loan losses                                 240        416
  Securities (gains) losses, net                             23        (53)
  Originations of loans held for sale                    (8,140)   (10,103)
  Proceeds from sale of loans                             8,140     10,465
  Federal Home Loan Bank stock dividends                   (155)      (120)
  Losses (gains) on sale of fixed assets                    -          (84)
  Gain on sale of mortgage loans                           (104)      (187)
  Changes in:
    Interest receivable                                    (714)      (181)
    Other assets                                         (1,121)      (175)
    Interest payable                                       (273)       218
    Other liabilities                                       755        569
      Net cash from operating activities                  2,309      4,377
Cash Flows From Investing Activities
  Purchases of securities available for sale             (3,176)    (4,428)
  Proceeds from sales of securities available for sale    3,960      1,324
  Proceeds from principal payments, maturities and
   calls of securities available for sale                32,038      9,064
  Net change in loans                                   (13,423)    (8,706)
  Purchases of bank premises and equipment                 (306)       137
    Net cash from investing activities                   19,093     (2,609)
Cash Flows From Financing Activities:
  Net change in deposits                                (43,002)    (2,963)
  Net change in securities sold under agreements to
   repurchase, federal funds purchased and other
   borrowing                                             11,132     (9,247)
  Advances from Federal Home Loan Bank                   45,000     15,000
  Payments on Federal Home Loan Bank advances           (32,463)    (7,450)
  Proceeds from issuance of common stock                     33         18
  Purchase of common stock                                  -         (154)
  Dividends paid                                         (1,336)    (1,234)
    Net cash from financing activities                  (20,636)    (6,030)
Net change in cash and cash equivalents                     766     (4,262)
Cash and cash equivalents at beginning of period         14,164     15,455
Cash and cash equivalents at end of period             $ 14,930   $ 11,193


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

New Accounting Pronouncement - In June 2006, FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FAS 109 was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if an entity has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial position, results of operations or cash flows.

2. BUSINESS COMBINATION

On July 7, 2006, the Company acquired 100% of the outstanding shares of Peoples Bancorp of Sandy Hook, Inc. (Peoples), a $91 million asset bank holding company. On the merger date, Peoples had loans of $51 million and deposits of $72 million.



3.	INVESTMENT SECURITIES

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains      Losses     Value
Available for Sale

June 30, 2006
  U.S. Treasury                      $  1,003   $    -     $    (10)  $    993
  U.S. government agencies             41,878        -       (1,235)    40,643
  States and political subdivisions    38,907        460       (695)    38,672
  Mortgage-backed                      46,843        -       (2,542)    44,301
  Equity securities                       525        363        -          888
    Total                             129,156        823     (4,482)   125,497

December 31, 2005
  U.S. Treasury                      $  3,006   $    -     $    (32)  $  2,974
  U.S. government agencies             67,845         14       (826)    67,033
  States and political subdivisions    37,045        756       (338)    37,463
  Mortgage-backed                      53,645          4     (1,309)    52,340
  Equity securities                       524        318        -          842
    Total                             162,065      1,092     (2,505)   160,652

4.	LOANS

Loans at period-end are as follows:
(in thousands)

                                     6/30/2006   12/31/2005

Commercial                           $   24,904  $   27,302
Real estate construction                 30,465      29,822
Real estate mortgage                    246,934     245,138
Agricultural                             72,199      59,328
Consumer                                  9,691       9,322
Total                                   384,193     370,912

5.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                   Six Months Ended
                                                           June 30
                                                      2006          2005
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $3,009      $2,849
  Weighted average common shares outstanding        2,668       2,683
  Basic earnings per share                         $ 1.13      $ 1.06

Diluted Earnings Per Share
  Net Income                                       $3,009      $2,849
  Weighted average common shares outstanding        2,668       2,683
  Add dilutive effects of assumed exercise
   of stock options                                    12          16
  Weighted average common and dilutive
   potential common shares outstanding              2,680       2,699
  Diluted earnings per share                       $ 1.12      $ 1.05


                  Three Months Ended
                                                           June 30
                                                      2006          2005
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,716      $1,516
  Weighted average common shares outstanding        2,665       2,682
  Basic earnings per share                         $ 0.65      $ 0.56

Diluted Earnings Per Share
  Net Income                                       $1,716      $1,516
  Weighted average common shares outstanding        2,665       2,682
  Add dilutive effects of assumed exercise
   of stock options                                    12          15
  Weighted average common and dilutive
   potential common shares outstanding              2,677       2,697
  Diluted earnings per share                       $ 0.64      $ 0.56


Stock options for 32,400 shares of common stock for the six and three months ended June 30, 2006, and for 31,100 shares of common stock for the six and three months ended June 30, 2005 were excluded from diluted earnings per share because their impact was antidilutive.

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

The following table summarizes stock option activity:

                                            Six Months Ended
                                              June 30, 2006
                                       Option     Weighted Average
                                       Shares      Exercise Price

Outstanding, beginning of year         77,064         $ 25.32
Granted                                 1,300           29.50
Exercised                              (2,100)          16.19
Outstanding, end of period             76,264           25.64

Options exercisable at period end      50,242           23.23

The aggregate intrinsic value of the stock options exercised totaling 2,100 shares was $27,788 and the total intrinsic value of the stock options outstanding of 76,264 shares is $253,116.



The following details stock options outstanding:

                                     June 30, 2006     December 31, 2005

Stock options vested and currently exercisable:
  Number                                 50,242              42,116
  Weighted average exercise price     $   23.23           $   21.38
  Aggregate intrinsic value           $ 245,864           $ 358,646
  Weighted average remaining
   contractual life                    53.2 months         47.7 months

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $33 thousand in stock compensation expense during the six months ended June 30, 2006 to salaries and employee benefits. The after tax effect on net income for the six months ended June 30, 2006 was $22 thousand, resulting in a one cent decline in earnings per share on both the basic and diluted basis.

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

                                                          2005
                                   (In thousands, except per share amounts)
Net income as reported                                  $ 2,849
Less:  Stock-based compensation expense
     determined under fair value based method               (27)
Pro forma net income                                    $ 2,822

Basic earnings per share as reported                    $  1.06
Pro forma basic earnings per share                         1.05

Diluted earnings per share as reported                     1.05
Pro forma diluted earnings per share                       1.04

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company's stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company's stock price at grant. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

7.	Dividends per share paid for the quarter ended June 30, 2006 were $0.25 compared to $0.23 for June 30, 2005. This is the same rate of dividend paid for the first quarters of the respective years.

8.	 Components of Net Periodic Benefit Cost

                                          Six months ended June 30
                                               (in thousands)

Pension Benefits
                                             2006          2005

Service cost                               $   236       $   216
Interest cost                                  182           173
Expected return on plan assets                (199)         (188)
(Gain) loss amortization                        21            20

Net Periodic Benefit Cost                  $   240       $   221


                                         Three months ended June 30
                                               (in thousands)

Pension Benefits
                                             2006          2005

Service cost                               $   118       $   108
Interest cost                                   91            86
Expected return on plan assets                (100)          (94)
(Gain) loss amortization                        11            10

Net Periodic Benefit Cost                  $   120       $   110

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $204 thousand as its 2006 annual contribution to the Pension Plan. No contributions to the Pension Plan were made during the six months ended June 30, 2006, and the Company anticipates making its annual contribution in the third quarter of 2006.

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

Summary

Kentucky Bancshares, Inc. recorded net income of $3.0 million, or $1.13 basic and $1.12 diluted earnings per share for the six months ended June 30, 2006 compared to $2.8 million, or $1.06 basic and $1.05 diluted earnings for the six month period ended June 30, 2005. The first six months earnings reflect an increase of 5.6% compared to the same time period in 2005. The earnings for the three months ended June 30, 2006 were $1.7 million, or $0.65 basic and $0.64 diluted earnings per share for the three months ended June 30, 2006 compared to $1.5 million, or $0.56 basic earnings per share and $0.56 diluted earnings per share for the three month period ending June 30, 2005. This three months period earnings reflects an increase of 13.2% compared to the same time period in 2005.

Return on average assets was 1.07% for the six months ended June 30, 2006 and 1.09% for the six month period ended June 30, 2005. Return on average equity was 12.8% for the six month period ended June 30, 2006 and 12.6% for the same period in 2005. Return on average assets was 1.23% for the three months ended June 30, 2006 and 1.23% for the three month period ended June 30, 2005.
Return on average equity was 14.6% for the three month period ended June 30, 2006 and 14.2% for the same period in 2005.

Loans increased $13.3 million from $370.9 million on December 31, 2005 to $384.2 million on June 30, 2006. Increases in real estate construction, real estate mortgage, agricultural and consumer loans were offset by a decrease in commercial loans. Management attributes the growth in loans primarily to the $11.7 million in lump-sum tobacco buyouts completed in January 2006.

Total deposits decreased from $431.6 million on December 31, 2005 to $388.6 million on June 30, 2006, a decrease of $43.0 million, primarily the result of a decline in public fund deposits, reported in other interest bearing deposits.

Net Interest Income

Net interest income was $9.0 million for the six months ended June 30, 2006 compared to $8.6 million for the six months ended June 30, 2005, an increase of 4.4%. The interest spread was 3.30% for the first six months of 2006 compared to 3.46% for the same period in 2005, a decrease of 16 basis points. Net interest income was $4.5 million for the three months ended June 30, 2006 compared to $4.4 million for the three months ended June 30, 2005, an increase of 2.9%. The interest spread was 3.34% for the three month period ended June 30, 2006 compared to 3.51% for the same period in 2005, a decrease of 17 basis points. Generally, the increasing interest rate environment and the increased cost related to public fund deposits have contributed to declining net interest margins in 2006 compared to 2005.

For the first six months, the yield on assets increased from 5.64% in 2005 to 6.18% in 2006. The cost of liabilities increased from 2.18% in 2005 to 2.88% in 2006. Year to date average loans are up $18.9 million, or 5.2% from June 30, 2005 to June 30, 2006. Loan interest income has increased $1.9 million for the first six months of 2006 compared to the first six months of 2005. Year to date average deposits increased from June 30, 2005 to June 30, 2006, up $30.1 million, or 7.8%. Deposit interest expense has increased $2.0 million for the first six months of 2006 compared to the same period in 2005.

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



Non-Interest Income

Non-interest income decreased $87 thousand for the six months ended June 30, 2006 compared to the same period in 2005 to $3.3 million. Increases in service charges of $98 thousand and trust department income (the collection of certain estate fees) of $102 thousand are offset by decreases in net gains (losses) on securities of $76 thousand, and gains on sale of premises of $84 thousand. The $129 thousand decrease in non-interest income for the three months ended June 30, 2006 compared to the same time period in 2005 is mainly attributable to the decrease in net gains (losses) on securities and in gains on sale of premises mentioned above.

Gain on sale of mortgage loans decreased $83 thousand during the first six months of 2006 compared to the same period in 2005. The decrease was $51 thousand for the three month period June 30, 2006 compared to the same time period in 2005. The volume of mortgage loan originations and sales is generally inverse to rate changes. The increasing rate environment has caused the originations of mortgage loans to be lower and the related gain on sale of mortgage loans to be lower in 2006 than in 2005.

Non-Interest Expense

Total non-interest expenses increased $53 thousand for the six month period ended June 30, 2006 compared to the same period in 2005. For the three month period ended June 30, 2006, total non-interest expense decreased $226 thousand.

For the comparable six month periods, salaries and benefits increased $148 thousand, an increase of 3.4%. Salaries represented $27 thousand and employee benefits represented $119 thousand of the increase in salaries and employee benefits expense during these comparable periods. Salaries and benefits increased $40 thousand for the three month period ended June 30, 2006 compared to the same period in 2005.

Occupancy expenses decreased $43 thousand to $1.1 million for the first six months of 2006 compared to the same period in 2005. The decrease in 2006 is mainly attributable to a decrease in depreciation of $28 thousand compared to 2005. Occupancy expenses decreased $33 thousand for the three month period ended June 30, 2006 compared to the same period in 2005.

Other expenses decreased $79 thousand for the six months ended June 30, 2006 compared to the same time period in 2005. This is mainly a result of a reduction of losses on other real estate and repossession expenses of $65 thousand, and other losses of $44 thousand.

Income Taxes

The tax equivalent rate for the six months ended June 30, 2006 was 29% compared to 25% in 2005. The tax equivalent rate for the three months ended June 30, 2006 was 28% compared to 29% in 2005. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. Recognizing the remainder of the net operating loss carryforward from the 2003 Cynthiana acquisition contributed to the lower rate in 2005.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder. These shares were outside of the previously mentioned stock repurchase
programs.   Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2006, 105,309 shares have been purchased. The most recent share repurchase occurred on October 31, 2005. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $14.9 million as of June 30, 2006 compared to $14.2 million at December 31, 2005. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $125.5 million at June 30, 2006. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of June 30, 2006, we have sufficient collateral to borrow an additional $27 million from the FHLB. In addition, as of June 30, 2006, over $48 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of June 30, 2006, the Company's non-performing loans totaled $1.2 million or 0.30% of loans compared to $1.0 million or 0.26% of loans at December 31, 2005. (See table below) The increase in non-accrual loans is attributable to an increase in the number of various real estate loans. Real estate loans composed 84% of the non-performing loans as of June 30, 2006 and 79% as of December 31, 2005. Forgone interest income on the non-accrual loans for both 2006 and 2005 is immaterial.

Nonperforming Assets

                                           6/30/06      12/31/05
                                               (in thousands)

Non-accrual Loans                        $    1,137  $      774
Accruing Loans which are
 Contractually past due
 90 days or more                                 13         206
Total Nonperforming and Restructured          1,150         980
Other Real Estate                               176         141
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    1,326  $    1,121
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.30%       0.26%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.24%       0.20%


Provision for Loan Losses

The loan loss provision for the first six months was $240 thousand for 2006 and $416 thousand for 2005. The loan loss provision for the three months ended June 30, 2006 was $108 thousand and $166 thousand for the same time period in 2005. The continuing lower levels of nonperforming loans has allowed management to decrease the 2006 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the six month period ended June 30, 2006 were $142 thousand compared to $148 thousand for the same period in 2005. Net charge-offs for the three month period ended June 30, 2006 were $93 thousand compared to $62 thousand for the same period in 2005. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

                                                 Six Months Ended June 30
                                                      (in thousands)
                                                   2006             2005
Balance at Beginning of Period                $      4,310     $      4,163
Amounts Charged-off:
  Commercial                                            15               62
  Real Estate Mortgage                                  54               73
  Agricultural                                           3              -
  Consumer                                             524               83
Total Charged-off Loans                                596              218
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             1                2
  Real Estate Mortgage                                 -                  2
  Agricultural                                          21              -
  Consumer                                             432               66
Total Recoveries                                       454               70
Net Charge-offs                                        142              148
Provision for Loan Losses                              240              416
Balance at End of Period                             4,408            4,431
Loans
  Average                                          380,172          361,044
  At June 30                                       384,193          366,840
As a Percentage of Average Loans:
  Net Charge-offs                                        0.04%           0.04%
  Provision for Loan Losses                              0.06%           0.12%
Allowance as a Percentage of
 Period-end Loans                                        1.15%           1.21%
Allowance as a Multiple of
 Net Charge-offs                                         15.5            15.0
Allowance as a Percentage of
 Non-performing and Restructured Loans                    383%            248%




Loan Losses
                                                   Quarter Ended June 30
                                                      (in thousands)
                                                   2006             2005
Balance at Beginning of Period                $      4,393     $      4,327
Amounts Charged-off:
  Commercial                                             9               19
  Real Estate Mortgage                                 -                 51
  Agricultural                                           3              -
  Consumer                                             323               17
Total Charged-off Loans                                335               87
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                           -                  1
  Real Estate Mortgage                                 -                  2
  Consumer                                             242               22
Total Recoveries                                       242               25
Net Charge-offs                                         93               62
Provision for Loan Losses                              108              166
Balance at End of Period                             4,408            4,431
Loans
  Average                                          398,315          362,826
  At June 30                                       384,193          366,840
As a Percentage of Average Loans:
  Net Charge-offs                                     0.02%            0.02%
  Provision for Loan Losses                           0.03%            0.05%
Allowance as a Multiple of
 Net Charge-offs                                      11.8             17.9


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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of June 30, 2006 the projected percentage changes are within the Board approved limits. This period's volatility is lower when compared to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2006 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (7/06 - 6/07)
  Interest Income          $31,812   $32,578   $33,728   $34,918   $35,794
  Interest Expense          15,220    15,810    16,586    17,488    18,082
    Net Interest Income     16,592    16,768    17,142    17,430    17,712

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/06 - 6/07)
  Interest Income          $(1,916)  $(1,150)     N/A    $ 1,190   $ 2,066
  Interest Expense          (1,366)     (776)     N/A        902     1,496
    Net Interest Income       (550)     (374)     N/A        288       570

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/06 - 6/07)
  Interest Income              -5.7%     -3.4%    N/A         3.5%      6.1%
  Interest Expense             -8.2%     -4.7%    N/A         5.4%      9.0%
    Net Interest Income        -3.2%     -2.2%    N/A         1.7%      3.3%

Board approved limit         >-18.0%    >-6.0%    N/A       >-4.0%   >-10.0%



The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2005 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (7/05 - 6/06)
  Interest Income          $ 24,106  $ 27,856  $ 29,734  $ 31,551  $ 35,029
  Interest Expense            9,150    10,704    11,825    12,945    15,186
    Net Interest Income      14,956    17,152    17,909    18,606    19,843

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/05 - 6/06)
  Interest Income          $ (5,628) $ (1,878)    N/A    $  1,817  $  5,295
  Interest Expense           (2,675)   (1,121)    N/A       1,120     3,361
    Net Interest Income      (2,953)     (757)    N/A         697     1,934

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (7/05 - 6/06)
  Interest Income             -18.9%     -6.3%    N/A         6.1%     17.8%
  Interest Expense            -22.6%     -9.5%    N/A         9.5%     28.4%
    Net Interest Income       -16.5%     -4.2%    N/A         3.9%     10.8%

Board approved limit         >-18.0%    >-6.0%    N/A       >-4.0%   >-10.0%


These projected changes in net interest income as of June 30, 2006 are less when compared to the projected changes in net interest income as of June 30, 2005. Projections from June 30, 2006, year one reflected a decline in net interest income of 2.2% with a 100 basis point decline compared to the 4.2% decline in 2005. The 300 basis point increase in rates reflected a 3.3% increase in net interest income in 2006 compared to 10.8% in 2005.



Item 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

4/1/06 -
 4/30/06       -0-         N/A             N/A                94,691 shares

5/1/06 -
 5/31/06       -0-         N/A             N/A                94,691 shares

6/1/06 -
 6/30/06       -0-         N/A             N/A                94,691 shares

Total          -0-                         N/A                94,691 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder at a price of $28 per share. These shares were outside of the previously mentioned stock repurchase programs. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2006, 105,309 shares have been purchased.



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

                              KENTUCKY BANCSHARES, INC.

Date  _____8/14/06________     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____8/14/06________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer


2

3
21
Lexlibrary/197885.1