Form 10-Q
period 2006-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2006-11-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or
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

Number of shares of Common Stock outstanding as of November 13, 2006:
2,859,157.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   14

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           20

Item 4.     Controls and Procedures                                22

Part II - Other Information                                        22

Signatures                                                         23

Exhibits

     31.1 Certifications of Chief Executive Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        24

     31.2 Certifications of Chief Financial Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        26

     32   Certifications of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                              28



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                        9/30/2006 12/31/2005
Assets
  Cash and due from banks                          $  12,511  $  11,456
  Federal funds sold                                     167      2,708
    Cash and cash equivalents                         12,678     14,164
  Securities available for sale                      142,456    160,652
  Loans                                              439,492    370,912
  Allowance for loan losses                           (5,142)    (4,310)
    Net loans                                        434,350    366,602
  Federal Home Loan Bank stock                         6,372      5,398
  Bank premises and equipment, net                    14,482     10,702
  Interest receivable                                  5,812      3,719
  Goodwill                                            12,471      9,111
  Other intangible assets                              2,127        766
  Mortgage servicing rights                              748        802
  Other assets                                         1,304        834
    Total assets                                   $ 632,800  $ 572,750

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $  89,190  $  72,193
    Time deposits, $100,000 and over                  65,873     61,597
    Other interest bearing                           299,996    297,841
      Total deposits                                 455,059    431,631
  Repurchase agreements and other borrowings          20,185     16,838
  Federal Funds Purchased                             15,620        -
  Federal Home Loan Bank advances                     75,339     66,749
  Subordinated debentures                              7,217      7,217
  Interest payable                                     2,889      2,714
  Other liabilities                                    1,454      1,055
    Total liabilities                                577,763    526,204

  Stockholders' equity
  Common stock                                        12,442      6,813
  Retained earnings                                   43,034     40,666
  Accumulated other comprehensive income (loss)         (439)      (933)
    Total stockholders' equity                        55,037     46,546
    Total liabilities & stockholders' equity       $ 632,800  $ 572,750


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Nine Months Ending
                                                     9/30/2006   9/30/2005
INTEREST INCOME:
  Loans, including fees                             $   20,911  $   17,265
  Securities available for sale                          4,779       3,637
  Other                                                     99         172
    Total interest income                               25,789      21,074
INTEREST EXPENSE:
  Deposits                                               8,593       5,527
  Other                                                  3,359       2,695
    Total interest expense                              11,952       8,222
  Net interest income                                   13,837      12,852
  Loan loss provision                                      334         583
  Net interest income after provision                   13,503      12,269
NON-INTEREST INCOME:
  Service charges                                        3,767       3,377
  Loan service fee income                                  201         197
  Trust department income                                  455         332
  Securities available for sale gains (losses), net         41          63
  Gain on sale of mortgage loans                           178         265
  Other                                                    758         873
    Total other income                                   5,400       5,107
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         6,985       6,420
  Occupancy expenses                                     1,705       1,686
  Amortization                                             289         259
  Advertising and marketing                                363         330
  Taxes other than payroll, property and income            439         407
  Other                                                  2,550       2,499
    Total other expenses                                12,331      11,601
  Income before taxes                                    6,572       5,775
  Income taxes                                           1,849       1,496
Net income                                          $    4,723  $    4,279

Other Comprehensive Income, net of tax:
Change in Unrealized Gains (Losses) on Securities          494        (803)

Comprehensive Income                                $    5,217  $    3,476

Earnings per share
Basic                                               $     1.73  $     1.60
Diluted                                                   1.72        1.59


				   See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                Three Months Ending
                                                     9/30/2006   9/30/2005
INTEREST INCOME:
  Loans, including fees                             $    7,726  $    5,937
  Securities available for sale                          1,751       1,234
  Other                                                     16         150
    Total interest income                                9,493       7,321
INTEREST EXPENSE:
  Deposits                                               3,274       2,191
  Other                                                  1,369         884
    Total interest expense                               4,643       3,075
  Net interest income                                    4,850       4,246
  Loan loss provision                                       94         167
  Net interest income after provision                    4,756       4,079
NON-INTEREST INCOME:
  Service charges                                        1,474       1,182
  Loan service fee income                                   68          66
  Trust department income                                  138         117
  Securities available for sale gains (losses), net         64          10
  Gain on sale of mortgage loans                            74          78
  Other                                                    281         266
    Total other income                                   2,099       1,719
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,536       2,119
  Occupancy expenses                                       628         566
  Amortization                                             128          88
  Advertising and marketing                                123         110
  Taxes other than payroll, property and income            150         135
  Other                                                    939         809
    Total other expenses                                 4,504       3,827
  Income before taxes                                    2,351       1,971
  Income taxes                                             637         541
Net income                                          $    1,714  $    1,430

Other Comprehensive Income, net of tax:
Change in Unrealized Gains (Losses) on Securities        1,976        (604)

Comprehensive Income                                $    3,690  $      826

Earnings per share
Basic                                               $     0.60  $     0.54
Diluted                                                   0.60        0.54




				     See Accompanying Notes











 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                     Accumulated
                                                                       Other         Total
                                     ----Common Stock----  Retained  Comprehensive  Stockholders'
                                       Shares     Amount   Earnings     Income         Equity

Balances, December 31, 2005           2,666,897  $  6,813  $ 40,666    $ (933)       $ 46,546

Common stock issued, includes 198,836
 shares issued in business combination  204,811     5,633                   -           5,633

Common stock purchased                  (12,151)      (53)     (303)        -            (356)

Noncash compensation expense
 attributed to stock option and
 employee stock purchase plan grants          -        49         -         -              49

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                   -         -         -       494             494

Net income                                    -         -     4,723         -           4,723

Dividends declared - $0.75 per share          -         -    (2,052)        -          (2,052)

Balances, September 30, 2006          2,859,557  $ 12,442  $ 43,034    $ (439)       $ 55,037


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                            Nine Months Ending
                                                       9/30/2006  9/30/2005
Cash Flows From Operating Activities
  Net Income                                           $  4,723   $  4,279
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                              709        707
  Amortization                                              289        259
  Amortization of premium on debt                           (56)       (74)
  Securities amortization (accretion), net                   33        266
  Noncash compensation expense                               49          -
  Provision for loan losses                                 334        583
  Securities (gains) losses, net                            (41)       (64)
  Originations of loans held for sale                   (11,624)   (14,612)
  Proceeds from sale of loans                            11,802     14,838
  Federal Home Loan Bank stock dividends                   (246)      (184)
  Losses (gains) on sale of fixed assets                      -        (71)
  Gain on sale of mortgage loans                           (178)      (265)
  Changes in:
    Interest receivable                                  (2,093)      (619)
    Other assets                                          1,364        264
    Interest payable                                        175         48
    Other liabilities                                       724        134
      Net cash from operating activities                  5,964      5,489
Cash Flows From Investing Activities
  Purchases of securities available for sale             (3,215)   (23,520)
  Proceeds from sales of securities available for sale   17,486      1,323
  Proceeds from principal payments, maturities and
   calls of securities available for sale                36,542     13,676
  Cash paid in bank acquisition                          (6,411)         -
  Net change in loans                                   (17,157)    (1,478)
  Purchases of bank premises and equipment               (1,448)      (643)
  Proceeds from the sale of bank premises and equipment       -        582
    Net cash from investing activities                   25,797    (10,060)
Cash Flows From Financing Activities:
  Net change in deposits                                (48,851)    26,857
  Net change in securities sold under agreements to
   repurchase, federal funds purchased
   and other borrowings                                  15,097     (9,682)
  Advances from Federal Home Loan Bank                   80,000     15,000
  Payments on Federal Home Loan Bank advances           (78,118)    (7,675)
  Proceeds from note payable                              8,000          -
  Payment on note payable                                (7,000)         -
  Proceeds from issuance of common stock                     33         19
  Purchase of common stock                                 (356)      (436)
  Dividends paid                                         (2,052)    (1,849)
    Net cash from financing activities                  (33,247)    22,234
Net change in cash and cash equivalents                  (1,486)    17,663
Cash and cash equivalents at beginning of period         14,164     15,455
Cash and cash equivalents at end of period             $ 12,678   $ 33,118








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

New Accounting Pronouncements -

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment", that requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which permitted the recognition of compensation expense using the intrinsic value method. The Company adopted SFAS No. 123(R) on January 1, 2006, and recognizes stock option expense based on fair value at date of grant. All new awards and awards that are modified, repurchased, or cancelled after the date of adoption are accounted for under the provisions of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company's income before income taxes for the three and nine months ended September 30, 2006 includes stock option compensation cost of $16 thousand and $49 thousand, respectively. Prior periods have not been revised. See Note 6, Stock Compensation, for additional information.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No. 133 and SFAS No.
140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on the Company's result of operations and financial condition.

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

In September 2006, the United States Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.

SAB 108 identifies two approaches that have been widely used by public companies for quantifying the effects of financial statement misstatements: the "rollover" and "iron curtain" approaches. With the rollover approach, companies quantify the impact of misstatements based on the amount of the error originating in the current year income statement, thus ignoring the carryover effect of prior year misstatements. This approach can lead to the accumulation of misstatements on the balance sheet. The iron curtain approach focuses on the effect of correcting the period-end balance sheet, regardless of the misstatement's year of origination. The Company currently uses the rollover method for quantifying identified financial statement misstatements.

In SAB 108 the SEC staff establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. The dual approach requires quantification of misstatements under both the rollover and iron curtain methods. Companies adopting the dual approach are permitted to record a one-time cumulative effect adjustment to the carrying values of assets and liabilities with an offsetting adjustment recorded to retained earnings as of the beginning of the fiscal year of adoption to correct errors existing in prior years that previously had been considered immaterial based on appropriate use of their previous approach. The Company is in the process of evaluating the impact, if any, of the adoption of this SAB on the Company's results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize the funded status of defined benefit postretirement plans as an asset or a liability on its balance sheet. The funded status is measured as the difference between plan assets at fair value and the benefit obligation. The Company has an unfunded postretirement benefit plan that is subject to the provisions of SFAS No. 158. For this plan, the funded status is represented by the accumulated postretirement benefit obligation. SFAS No. 158 also requires the Company to measure the funded status of its plan's assets and obligations that determine its funded status as of the balance sheet date and to recognize those changes in the year in which the changes occur as a component of other comprehensive income, net of taxes. SFAS No. 158 has no impact on how postretirement benefits are accounted for and reported in the income statement. The Company is evaluating the impact, if any, of the adoption of this Statement on the Company's result of operations and financial condition.

2. BUSINESS COMBINATION

On July 7, 2006, the Company acquired 100% of the outstanding shares of Peoples Bancorp of Sandy Hook, Inc. (Peoples), parent of Peoples Bank of Sandy Hook. Operating results of Peoples are included in the consolidated financial statements since the date of acquisition.

The purchase price of $14 million was 40 percent stock and 60 percent cash. The purchase price resulted in approximately $3,360,000 in goodwill, and $1,477,000 in core deposit intangible. The core deposit intangible asset will be amortized over 10 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Management is still in the process of evaluating the purchase accounting entries, and additional adjustments may be made.

Peoples was a $91 million asset bank holding company, and on the merger date, had loans of $51 million and deposits of $72 million.

3. INVESTMENT SECURITIES

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

September 30, 2006
  U.S. government agencies             53,634        200       (699)    53,135
  States and political subdivisions    45,128        990       (232)    45,886
  Mortgage-backed                      43,836        -       (1,377)    42,459
  Equity securities                       525        451        -          976
    Total                             143,123      1,641     (2,308)   142,456

December 31, 2005
  U.S. Treasury                      $  3,006   $    -     $    (32)  $  2,974
  U.S. government agencies             67,845         14       (826)    67,033
  States and political subdivisions    37,045        756       (338)    37,463
  Mortgage-backed                      53,645          4     (1,309)    52,340
  Equity securities                       524        318        -          842
    Total                             162,065      1,092     (2,505)   160,652

4. LOANS

Loans at period-end are as follows:
(in thousands)
                                     9/30/2006   12/31/2005

Commercial                           $   29,009  $   27,302
Real estate construction                 33,037      29,822
Real estate mortgage                    285,544     245,138
Agricultural                             75,315      59,328
Consumer                                 16,587       9,322
Total                                   439,492     370,912

5.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                   Nine Months Ended
                                                           September 30
                                                      2006          2005
                                      (in thousands, except per share data)

Basic Earnings Per Share
  Net Income                                       $4,723      $4,279
  Weighted average common shares outstanding        2,730       2,680
  Basic earnings per share                         $ 1.73      $ 1.60

Diluted Earnings Per Share
  Net Income                                       $4,723      $4,279
  Weighted average common shares outstanding        2,730       2,680
  Add dilutive effects of assumed exercise
   of stock options                                    11          15
  Weighted average common and dilutive
   potential common shares outstanding              2,741       2,695
  Diluted earnings per share                       $ 1.72      $ 1.59


                  Three Months Ended
                                                           September 30
                                                      2006          2005
                                      (in thousands, except per share data)

Basic Earnings Per Share
  Net Income                                       $1,714      $1,430
  Weighted average common shares outstanding        2,854       2,682
  Basic earnings per share                         $ 0.60      $ 0.54

Diluted Earnings Per Share
  Net Income                                       $1,714      $1,430
  Weighted average common shares outstanding        2,854       2,682
  Add dilutive effects of assumed exercise
   of stock options                                    11          15
  Weighted average common and dilutive
   potential common shares outstanding              2,865       2,697
  Diluted earnings per share                       $ 0.60      $ 0.54


Stock options for 32,400 shares of common stock for the nine and three months ended September 30, 2006, and for 31,100 shares of common stock for the nine months ended September 30, 2005 and for 27,600 shares of common stock for the three months ended September 30, 2005 were excluded from diluted earnings per share because their impact was antidilutive.

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

The following table summarizes stock option activity:

                                            Nine Months Ended
                                            September 30, 2006
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

The aggregate intrinsic value of the stock options exercised totaling 2,100 shares was $27,788 and the total intrinsic value of the stock options outstanding of 76,264 shares is $361,776.

The following details stock options outstanding:

                                   September 30, 2006     December 31, 2005

Stock options vested and currently exercisable:
  Number                                 50,242              42,116
  Weighted average exercise price     $   23.23           $   21.38
  Aggregate intrinsic value           $ 341,994           $ 358,646
  Weighted average remaining
   contractual life                    50.1 months         47.7 months

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $49 thousand in stock compensation expense during the nine months ended September 30, 2006 to salaries and employee benefits. The after tax effect on net income for the nine months ended September 30, 2006 was $49 thousand, resulting in a one percent decline in earnings per share on both the basic and diluted basis.

Prior to 2006, employee compensation expense under stock options was reported using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provision of FASB Statement No. 123(R), Accounting for Stock-Based Compensation, and recognizes stock option expense based on fair value at date of grant. The following table illustrates for 2005 the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FAS 123.

                                                          2005
                                   (In thousands, except per share amounts)
Net income as reported                                  $ 4,279
Less:  Stock-based compensation expense
     determined under fair value based method               (41)
Pro forma net income                                    $ 4,238

Basic earnings per share as reported                    $  1.60
Pro forma basic earnings per share                         1.58

Diluted earnings per share as reported                     1.59
Pro forma diluted earnings per share                       1.57

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

7.	Dividends per share paid for the quarter ended September 30, 2006 were
$0.25 compared to $0.23 for September 30, 2005. This is the same rate of dividend paid for the first and second quarters of the respective years.

8.	 Components of Net Periodic Benefit Cost

                                       Nine months ended September 30
                                               (in thousands)

Pension Benefits
                                             2006          2005

Service cost                               $   354       $   324
Interest cost                                  273           260
Expected return on plan assets                (298)         (282)
(Gain) loss amortization                        31            30

Net Periodic Benefit Cost                  $   360       $   332


                                      Three months ended September 30
                                               (in thousands)

Pension Benefits
                                             2006          2005

Service cost                               $   118       $   108
Interest cost                                   91            87
Expected return on plan assets                 (99)          (94)
(Gain) loss amortization                        10            10

Net Periodic Benefit Cost                  $   120       $   111

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $204 thousand as its 2006 annual contribution to the Pension Plan. No contributions to the Pension Plan were made during the nine months ended September 30, 2006, and the Company anticipates making its annual contribution in the fourth quarter of 2006.



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

Summary

Kentucky Bancshares, Inc. recorded net income of $4.7 million, or $1.73 basic and $1.72 diluted earnings per share for the nine months ended September 30, 2006 compared to $4.3 million, or $1.60 basic and $1.59 diluted earnings for the nine month period ended September 30, 2005. The first nine months net income reflects an increase of 10.4% compared to the same time period in 2005. The earnings for the three months ended September 30, 2006 were $1.7 million, or $0.60 basic and $0.60 diluted earnings per share for the three months ended September 30, 2006 compared to $1.4 million, or $0.54 basic earnings per share and $0.54 diluted earnings per share for the three month period ending September 30, 2005. This three months period net income reflects an increase of 19.9% compared to the same time period in 2005.

Return on average assets was 1.08% for the nine months ended September 30, 2006 and 1.08% for the nine month period ended September 30, 2005. Return on average equity was 12.9% for the nine month period ended September 30, 2006 and 12.5% for the same period in 2005. Return on average assets was 1.09% for the three months ended September 30, 2006 and 1.05% for the three month period ended September 30, 2005. Return on average equity was 13.0% for the three month period ended September 30, 2006 and 12.3% for the same period in 2005.

Loans increased $68.6 million from $370.9 million on December 31, 2005 to $439.5 million on September 30, 2006. Increases in real estate construction, real estate mortgage, agricultural and consumer loans were offset by a decrease in commercial loans. Management attributes the growth in loans primarily to the bank merger with Peoples ($51 million in loans at acquisition) and the $11.7 million in lump-sum tobacco buyouts completed in January 2006.

Total deposits increased from $431.6 million on December 31, 2005 to $455.1 million on September 30, 2006, an increase of $23.5 million, primarily the result of the bank merger with Peoples ($72 million at acquisition), offset by a decline in public fund deposits, reported in other interest bearing deposits.



Net Interest Income

Net interest income was $13.8 million for the nine months ended September 30, 2006 compared to $12.9 million for the nine months ended September 30, 2005, an increase of 7.7%. The interest spread was 3.27% for the first nine months of 2006 compared to 3.38% for the same period in 2005, a decrease of 11 basis points. Net interest income was $4.8 million for the three months ended September 30, 2006 compared to $4.2 million for the three months ended September 30, 2005, an increase of 14.2%. The interest spread was 3.22% for the three month period ended September 30, 2006 compared to 3.20% for the same period in 2005, an increase of 2 basis points. Generally, the increasing interest rate environment and the increased cost related to public fund deposits have contributed to declining net interest margins for the nine months in 2006 compared to 2005.

For the first nine months, the yield on assets increased from 5.67% in 2005 to 6.27% in 2006. The cost of liabilities increased from 2.28% in 2005 to 3.00% in 2006. Year to date average loans are up $35.3 million, or 9.7% from September 30, 2005 to September 30, 2006. Loan interest income has increased $3.6 million for the first nine months of 2006 compared to the first nine months of 2005. Year to date average deposits increased from September 30, 2005 to September 30, 2006, up $36.8 million, or 9.4%. Deposit interest expense has increased $3.1 million for the first nine months of 2006 compared to the same period in 2005.

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



Non-Interest Income

Non-interest income increased $293 thousand for the nine months ended September 30, 2006 compared to the same period in 2005 to $5.4 million. Increases in service charges of $390 thousand and trust department income (the collection of certain estate fees) of $123 thousand are offset by decreases in net gains (losses) on securities of $22 thousand, and gains on sale of mortgage loans of $87 thousand. The $380 thousand increase in non-interest income for the three months ended September 30, 2006 compared to the same time period in 2005 is mainly attributable to the increase in service charges.

Gain on sale of mortgage loans decreased $87 thousand during the first nine months of 2006 compared to the same period in 2005. The decrease was $4 thousand for the three month period September 30, 2006 compared to the same time period in 2005. The volume of mortgage loan originations and sales is generally inverse to rate changes. The increasing rate environment has caused the originations of mortgage loans to be lower and the related gain on sale of mortgage loans to be lower in 2006 than in 2005.

Non-Interest Expense

Total non-interest expenses increased $730 thousand for the nine month period ended September 30, 2006 compared to the same period in 2005. For the three month period ended September 30, 2006, total non-interest expense increased $677 thousand.

For the comparable nine month periods, salaries and benefits increased $565 thousand, an increase of 8.9%. Salaries represented $333 thousand and employee benefits represented $218 thousand of the increase in salaries and employee benefits expense during these comparable periods. Salaries and benefits increased $417 thousand for the three month period ended September 30, 2006 compared to the same period in 2005. These increases are mainly a result of the Peoples merger that was closed on July 7, 2006.

Occupancy expenses increased $19 thousand to $1.7 million for the first nine months of 2006 compared to the same period in 2005. Occupancy expenses increased $62 thousand for the three month period ended September 30, 2006 compared to the same period in 2005. These minor increases are primarily a result of the Peoples merger mentioned earlier.

Other expenses increased $51 thousand for the nine months ended September 30, 2006 compared to the same time period in 2005, and $130 thousand for the three months ended September 30, 2006 compared to the same time period in 2005. Amortization, advertising and marketing, and taxes other than payroll, property and income also increased over this time period. This is mainly a result of the Peoples merger mentioned earlier.

Income Taxes

The tax equivalent rate for the nine months ended September 30, 2006 was 28% compared to 26% in 2005. The tax equivalent rate for the three months ended September 30, 2006 was 27% compared to 27% in 2005. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. Recognizing the remainder of the net operating loss carryforward from the 2003 Cynthiana acquisition contributed to the lower rate in 2005.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder. These shares were outside of the previously mentioned stock repurchase
programs.   Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2006, 117,460 shares have been purchased. The most recent share repurchase occurred on October 3, 2006. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $12.7 million as of September 30, 2006 compared to $14.2 million at December 31, 2005. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $142.5 million at September 30, 2006. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity, and asset/liability management purposes (primarily to fund long-term fixed rate residential mortgage loans). As of September 30, 2006, we have sufficient collateral to borrow an additional $36 million from the FHLB. In addition, as of September 30, 2006, over $48 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of September 30, 2006, the Company's non-performing loans totaled $2.0 million or 0.45% of loans compared to $1.0 million or 0.26% of loans at December 31, 2005. (See table below) The increase in non-accrual loans is comprised primarily of a number of various real estate loans. Real estate loans composed 89% of the non-performing loans as of September 30, 2006 and 79% as of December 31, 2005. Forgone interest income on the non-accrual loans for both 2006 and 2005 is immaterial.

Nonperforming Assets

                                           9/30/06     12/31/05
                                               (in thousands)

Non-accrual Loans                        $    1,912  $      774
Accruing Loans which are
 Contractually past due
 90 days or more                                 44         206
Total Nonperforming and Restructured          1,956         980
Other Real Estate                               533         141
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    2,489  $    1,121
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.45%       0.26%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.39%       0.20%


Provision for Loan Losses

The loan loss provision for the first nine months was $334 thousand for 2006 and $583 thousand for 2005. The loan loss provision for the three months ended September 30, 2006 was $94 thousand and $167 thousand for the same time period in 2005. The overall relative levels of nonperforming loans has allowed management to decrease the 2006 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio (including overdrafts), information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the nine month period ended September 30, 2006 were $278 thousand compared to $236 thousand for the same period in 2005. Net charge-offs for the three month period ended September 30, 2006 were $136 thousand compared to $91 thousand for the same period in 2005. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

                                             Nine Months Ended September 30
                                                   (in thousands)
                                                   2006             2005
Balance at Beginning of Period                $      4,310     $      4,163
Amounts Charged-off:
  Commercial                                            15               77
  Real Estate Construction                              28              -
  Real Estate Mortgage                                 135               96
  Agricultural                                           3              -
  Consumer                                             682              180
Total Charged-off Loans                                863              353
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             2                3
  Real Estate Construction                             -                -
  Real Estate Mortgage                                   2                7
  Agricultural                                          21                1
  Consumer                                             560              106
Total Recoveries                                       585              117
Net Charge-offs                                        278              236
Provision for Loan Losses                              334              583
Peoples Bank Reserve Acquired                          776               -
Balance at End of Period                             5,142            4,510
Loans
  Average                                          397,492          362,029
  At September 30                                  439,492          359,524
As a Percentage of Average Loans:
  Net Charge-offs                                     0.07%            0.07%
  Provision for Loan Losses                           0.08%            0.16%
Allowance as a Percentage of
 Period-end Loans                                     1.17%            1.25%
Allowance as a Multiple of
 Net Charge-offs                                      9.2              14.3
Allowance as a Percentage of
 Non-performing and Restructured Loans                 263%             343%




Loan Losses
                                               Quarter Ended September 30
                                                  (in thousands)
                                                   2006             2005
Balance at Beginning of Period                $      4,408     $      4,431
Amounts Charged-off:
  Commercial                                           -                 15
  Real Estate Construction                              28              -
  Real Estate Mortgage                                  81               23
  Agricultural                                         -                -
  Consumer                                             158               97
Total Charged-off Loans                                267              135
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             1                1
  Real Estate Construction                             -                -
  Real Estate Mortgage                                   2                5
  Agricultural                                         -                  1
  Consumer                                             128               40
Total Recoveries                                       131               47
Net Charge-offs                                        136               88
Provision for Loan Losses                               94              167
Peoples Bank Reserve Acquired                          776               -
Balance at End of Period                             5,142            4,510
Loans
  Average                                          432,132          363,999
  At September 30                                  439,492          359,524
As a Percentage of Average Loans:
  Net Charge-offs                                     0.03%            0.02%
  Provision for Loan Losses                           0.02%            0.05%
Allowance as a Multiple of
 Net Charge-offs                                       9.5             12.8




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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of September 30, 2006 the projected percentage changes are within the Board approved limits. This period's volatility is lower when compared to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2006 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One (10/06 - 9/07)
  Interest Income          $36,547   $37,424   $38,769   $40,157   $41,140
  Interest Expense          17,710    18,394    19,344    20,420    21,107
    Net Interest Income     18,837    19,030    19,425    19,737    20,033

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One (10/06 - 9/07)
  Interest Income          $(2,222)  $(1,345)    N/A     $ 1,388   $ 2,371
  Interest Expense          (1,634)     (950)    N/A       1,076     1,763
    Net Interest Income       (588)     (395)    N/A         312       608

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One (10/06 - 9/07)
  Interest Income              -5.7%     -3.5%   N/A          3.6%      6.1%
  Interest Expense             -8.4%     -4.9%   N/A          5.6%      9.1%
    Net Interest Income        -3.0%     -2.0%   N/A          1.6%      3.1%

Board approved limit         >-18.0%    >-6.0%   N/A        >-4.0%   >-10.0%




The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2005 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                 Level
Change in basis points:     - 300     - 100      Rates    + 100     + 300

Year One  (10/05 - 9/06)
  Interest Income          $ 25,295  $ 29,367  $ 31,404  $ 33,378  $ 37,171
  Interest Expense           10,610    12,597    13,754    14,910    17,224
    Net Interest Income      14,685    16,770    17,650    18,468    19,947

PROJECTED DOLLAR INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/05 - 9/06)
  Interest Income          $ (6,109) $ (2,037)    N/A    $  1,974  $  5,767
  Interest Expense           (3,144)   (1,157)    N/A       1,156     3,470
    Net Interest Income      (2,965)     (880)    N/A         818     2,297

PROJECTED PERCENTAGE INCREASE (DECREASE) FROM "LEVEL RATES"

Year One  (10/05 - 9/06)
  Interest Income             -19.5%     -6.5%    N/A         6.3%     18.4%
  Interest Expense            -22.9%     -8.4%    N/A         8.4%     25.2%
    Net Interest Income       -16.8%     -5.0%    N/A         4.6%     13.0%

Board approved limit         >-18.0%    >-6.0%    N/A       >-4.0%   >-10.0%


These projected changes in net interest income as of September 30, 2006 are less when compared to the projected changes in net interest income as of September 30, 2005. Projections from September 30, 2006, year one reflected a decline in net interest income of 2.0% with a 100 basis point decline compared to the 5.0% decline in 2005. The 300 basis point increase in rates reflected a 3.1% increase in net interest income in 2006 compared to 13.0% in 2005.



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
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs

7/1/06 -
 7/31/06    1,670       $28.31            1,670               93,021 shares

8/1/06 -
 8/31/06    4,241        28.98            4,241               88,780 shares

9/1/06 -
 9/30/06    6,240        29.74            6,240               82,540 shares

Total      12,151                        12,151               82,540 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. In August 2004, the Board of Directors approved and the Company repurchased 122,302 shares from a third-party shareholder at a price of $28 per share. These shares were outside of the previously mentioned stock repurchase programs. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2006, 117,460 shares have been purchased.



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

                              KENTUCKY BANCSHARES, INC.

Date  _____11/14/06________     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____11/14/06________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer


2

3
23
Lexlibrary/197885.1