Form 10-K
period 2006-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2007-04-02
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
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




Aggregate market value of voting stock held by non-affiliates as of June 30, 2006 was approximately $59.4 million. For purposes of this calculation, it is assumed that the Bank's Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 23, 2007:
2,871,090.



PART I

Item 1.  Business

General

Kentucky Bancshares, Inc. ("Company" or "Kentucky") is a Kentucky corporation organized in 1981 and a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA") and the Home Owners Loan Act of 1933, as amended ("HOLA").

The Company conducts business in the state of Kentucky through one banking subsidiary, Kentucky Bank. Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky. Kentucky Bank has its main office in Paris (Bourbon County), with additional offices in Paris, Cynthiana (Harrison County), Georgetown (Scott County), Morehead (Rowan County), Nicholasville (Jessamine County), North Middletown (Bourbon County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County). The deposits of Kentucky Bank are insured up to prescribed limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), both of the Federal Deposit Insurance Corporation ("FDIC"). Kentucky Bank is engaged in general full-service commercial and consumer banking. Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses. Kentucky Bank makes residential mortgage, installment and other loans to its individual and other non-commercial customers. Kentucky Bank also offers its customers the opportunity to obtain a credit card. Kentucky Bank offers its customers a variety of other services, including checking, savings, money market accounts, certificates of deposits, safe deposit facilities and other consumer-oriented financial services. Kentucky Bank has Internet banking, including bill payment available to its customers at www.kybank.com. Through its Wealth Management Department, Kentucky Bank provides brokerage services, annuities, life and long term care insurance, personal trust and agency services (including management agency services).

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

Employees

At December 31, 2006, the number of full time equivalent employees of the Company was 203.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The main banking office of Kentucky Bank, which also serves as the principal office of Kentucky Bancshares, Inc., is located at 339 Main Street, Paris, Kentucky 40361. In addition, Kentucky Bank serves customer needs at 13 other locations. All locations offer a full range of banking services. Kentucky Bank owns all of the properties at which it conducts its business. The Company owns approximately 83,000 square feet of office space.

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

                         High              Low            Dividend

      2006  Quarter 4   $32.00            $29.50            $.25
            Quarter 3    30.00             26.65             .25
            Quarter 2    29.75             27.00             .25
            Quarter 1    30.00             29.00             .25

      2005  Quarter 4   $30.50            $29.25            $.23
            Quarter 3    30.50             29.50             .23
            Quarter 2    30.50             28.05             .23
            Quarter 1    31.00             29.25             .23

Note 16 to the Company's consolidated financial statements included in this report contains additional information relating to amounts available to be paid as dividends.

As of December 31, 2006 the Company had 2,864,586 shares of Common Stock outstanding and approximately 501 holders of record of its Common Stock.

The table below lists issuer purchases of equity securities.

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans or Programs

10/1/06 -
 10/31/06      400      $29.50             400              82,140 shares

11/1/06 -
 11/30/06      -0-         N/A             N/A              82,140 shares

12/1/06 -
 12/31/06      350       31.00             350              81,790 shares

Total          750                         750              81,790 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations.
Through December 31, 2006, 118,210 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on December 20, 2006.



Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                          At or For the Year Ended December 31
(dollars and shares in thousands, except per share amounts)
                                        2006      2005      2004      2003      2002
CONDENSED STATEMENT OF INCOME:
Total Interest Income                 $35,593   $28,897   $25,846   $22,329   $24,788
Total Interest Expense                 16,718    11,766     9,067     7,875     9,367
Net Interest Income                    18,875    17,131    16,779    14,454    15,421
Provision for Losses                      475       508       840     1,300     1,204
Net Interest Income After
 Provision for Losses                  18,400    16,623    15,939    13,154    14,217
Noninterest Income                      7,236     6,495     6,547     6,707     6,590
Noninterest Expense                    16,682    15,220    14,506    14,171    12,433
Income Before Income
 Tax Expense                            8,954     7,898     7,980     5,690     8,374
Income Tax Expense                      2,468     2,078     2,218     1,457     2,471
Net Income                              6,486     5,820     5,762     4,233     5,903

SHARE DATA:
Basic Earnings per Share (EPS)          $2.35     $2.17     $2.09     $1.52     $2.13
Diluted EPS                              2.34      2.16      2.07      1.50      2.10
Cash Dividends Declared                  1.00      0.92      0.84      0.76      0.68
Book Value                              19.59     17.45     16.77     16.90     15.90
Average Common Shares-Basic             2,762     2,677     2,757     2,781     2,770
Average Common Shares-Diluted           2,774     2,692     2,777     2,827     2,806

SELECTED BALANCE SHEET DATA:
Loans, including loans held for sale $439,159  $366,602  $354,294  $316,941  $281,499
Investment Securities                 127,891   160,652   126,767   128,790    89,509
Total Assets                          629,542   572,750   528,544   500,852   419,771
Deposits                              468,808   431,631   387,955   384,599   322,836
Securities sold under agreements to
 repurchase and other borrowings       11,327    16,838    25,593     7,285     5,277
Federal Home Loan Bank advances        80,030    66,749    59,750    53,232    43,937
Stockholders' Equity                   55,281    46,546    45,027    46,057    44,092

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets                        1.09%     1.08%     1.11%     1.00%     1.48%
Return on Stockholders' Equity         12.82%    12.69%    12.57%     9.31%    14.27%
Net Interest Margin (1)                 3.48%     3.50%     3.60%     3.79%     4.23%
Equity to Assets (annual average)       8.48%     8.50%     8.82%    10.73%    10.36%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio                  42.68%    42.30%    39.97%    50.00%    31.94%
Number of Employees (at period end)       203       172       167       182       173

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans                1.12%     1.16%     1.16%     1.19%     1.19%
Net Charge-offs as a Percentage of
 Average Loans                          0.14%     0.10%     0.15%     0.43%     0.43%


(1)	Tax equivalent



Item 7.  Management's Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated
Financial Statements and accompanying notes included as Exhibit 13.
When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 2006 data.

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



Overview

Net income for the year ended December 31, 2006 was $6.5 million, or $2.35 per common share compared to $5.8 million, or $2.17 for 2005 and $5.8 million, or $2.09 for 2004. Earnings per share assuming dilution were $2.34, $2.16 and $2.07 for 2006, 2005 and 2004, respectively. For
2006, net income increased $666 thousand, or 11%. Net interest income increased $1.7 million, the loan loss provision decreased $33 thousand, other income increased $741 thousand, while total other expenses increased $1.5 million. In July 2006, the Company purchased Peoples Bancorp of Sandy Hook, Inc. (Peoples Bancorp) and its subsidiary, Peoples Bank (Peoples) of Sandy Hook,to strengthen its business and grow its customer base.

For 2005, net income increased $58 thousand, or 1%. Net interest income increased $352 thousand, the loan loss provision decreased $332 thousand, other income decreased $52 thousand, while total other expenses increased $715 thousand.

Return on average equity was 12.8% in 2006 compared to 12.7% in 2005 and 12.6% in 2004. Return on average assets was 1.09% in 2006 compared to 1.08% in 2005 and 1.11% in 2004.

Non-performing loans as a percentage of loans (including held for sale) were 0.59%, 0.26% and 0.58% as of December 31, 2006, 2005 and 2004,
respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company's largest source of revenue, on a tax equivalent basis increased from $17.4 million in 2004 to $17.7 million in 2005 and to $19.5 million in 2006. The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2005 to 2006. Average earning assets increased $53 million, or 10%. Investment securities increased $15 million primarily due to the Peoples acquisition in July 2006. Loans increased $46 million as a result of the acquisition and improved loan demand. Average interest bearing liabilities increased $44 million, or 10% during this same period. This change was primarily from the acquisition less the loss of some public funds on deposit. The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances.

During the second half of 2004 rates started increasing and this pattern continued into the middle of 2006. Bank prime rates increased 125 basis points during 2004, another 200 basis points in 2005 and another 100 basis points in 2006. As a result of this, the tax equivalent yield on earning assets increased from 5.82% in 2005 to 6.47% in 2006.

The volume rate analysis that follows, during 2006, indicates that $3.4 million of the increase in interest income is attributable to the change in volume, while the higher level of rates contributed to an increase of $3.3 million in interest income. This higher level of rates also caused an increase in the cost of interest bearing liabilities. The average rate of these liabilities increased from 2.82% in 2005 to 3.62% in 2006. In addition, the change in volume contributed to an increase of $1.3 million in interest expense, while the higher level of rates was responsible for a $3.7 million increase in interest expense. As a result, the 2006 net interest income increase is primarily attributed to increases in volume.

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

In spite of the positive impact on net interest income that may result from the increasing rate environment beginning in 2004 and continued into the first half of 2006, competitive pressures on interest rates will continue and are likely to result in only modest changes in net interest margins.



The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2006 and 2005. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

                                         2006 vs. 2005                          2005 vs. 2004
                            Increase (Decrease) Due to Change in   Increase (Decrease) Due to Change in
                              Volume        Rate      Net Change     Volume        Rate      Net Change
INTEREST INCOME
Loans                       $     3,169  $     2,527  $     5,696  $     1,455  $     1,448  $     2,903
Investment Securities               618          691        1,309         (258)          54         (204)
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell              (405)          90         (315)         173          177          350
Deposits with Banks                   5            1            6           (9)          11            2
  Total Interest Income           3,387        3,309        6,696        1,361        1,690        3,051
INTEREST EXPENSE
Deposits
Demand                              204        1,345        1,549           54          994        1,048
Savings                              68          214          282            8          103          111
Negotiable Certificates of
 Deposit and Other
 Time Deposits                      351        1,754        2,105          111        1,145        1,256
Securities sold under
 agreements to
 repurchase and
 other borrowings                   298          261          559          (98)         291          193
Federal Home Loan
 Bank advances                      358           99          457          218         (127)          91
  Total Interest Expense          1,279        3,673        4,952          293        2,406        2,699
    Net Interest Income     $     2,108  $      (364) $     1,744  $     1,068  $      (716) $       352






Average Consolidated Balance Sheets and Net Interest Analysis  (dollars in thousands)

                                                            2006                       2005                       2004
                                                Average           Average  Average           Average  Average           Average
                                                Balance  Interest  Rate    Balance  Interest  Rate    Balance  Interest  Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
 U.S. Treasury and Federal Agency Securities    101,130    4,354     4.31%  92,524    3,366     3.64%  97,486    3,510     3.60%
 State and Municipal obligations                 41,030    1,666     4.06%  34,888    1,444     4.14%  35,762    1,518     4.24%
 Other Securities                                 6,622      384     5.80%   6,085      285     4.68%   7,035      271     3.85%
  Total Securities Available for Sale           148,782    6,404     4.30% 133,497    5,095     3.82% 140,283    5,299     3.78%
   Total Investment Securities                  148,782    6,404     4.30% 133,497    5,095     3.82% 140,283    5,299     3.78%
   Tax Equivalent Adjustment                                 624     0.42%              614     0.46%              638     0.45%
   Tax Equivalent Total                                    7,028     4.72%            5,709     4.28%            5,937     4.23%
Federal Funds Sold and Agreements to Repurchase   2,212      102     4.61%  11,471      417     3.64%   4,620       67     1.45%
Interest-Bearing Deposits with Banks                432       18     4.17%     321       12     3.74%     827       10     1.21%
Loans, Net of Deferred Loan Fees (2)
 Commercial                                      46,194    3,520     7.62%  31,151    1,958     6.29%  28,874    1,564     5.42%
 Real Estate Mortgage                           351,239   24,597     7.00% 321,619   20,660     6.42% 299,062   17,989     6.02%
 Installment                                     10,698      952     8.90%   8,962      755     8.42%  10,529      917     8.71%
  Total Loans                                   408,131   29,069     7.12% 361,732   23,373     6.46% 338,465   20,470     6.05%
Total Interest-Earning Assets                   559,557   36,217     6.47% 507,021   29,511     5.82% 484,195   26,484     5.47%
Allowance for Loan Losses                        (4,766)                    (4,401)                    (4,090)
Cash and Due From Banks                          11,844                     10,927                     10,642
Premises and Equipment                           12,421                     11,025                     11,787
Other Assets                                     17,676                     15,054                     17,494
  Total Assets                                  596,732                    539,626                    520,028

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal ("NOW")
 and Money Market Investment Accounts           114,195    3,381     2.96% 103,625    1,832     1.77%  97,267      784     0.81%
Savings                                          36,425      517     1.42%  29,303      235     0.80%  27,547      124     0.45%
Certificates of Deposit and Other Deposits      204,649    8,219     4.02% 193,986    6,114     3.15% 189,739    4,858     2.56%
 Total Interest-Bearing Deposits                355,269   12,117     3.41% 326,914    8,181     2.50% 314,553    5,766     1.83%
Securities sold under agreements to
  repurchase and other borrowings                33,213    1,657     4.99%  26,689    1,098     4.11%  29,664      905     3.05%
Federal Home Loan Bank advances                  72,843    2,944     4.04%  63,918    2,487     3.89%  58,421    2,396     4.10%
 Total Interest-Bearing Liabilities             461,325   16,718     3.62% 417,521   11,766     2.82% 402,638    9,067     2.25%
Noninterest-Bearing Earning Demand Deposits      80,904                     73,320                     68,730
Other Liabilities                                 3,919                      2,929                      2,814
 Total Liabilities                              546,148                    493,770                    474,182
STOCKHOLDERS' EQUITY                             50,584                     45,856                     45,846
 Total Liabilities and Shareholders' Equity     596,732                    539,626                    520,028
Average Equity to Average Total Assets             8.48%                      8.50%                      8.82%
Net Interest Income                                       18,875                     17,131                     16,779
Net Interest Income (tax equivalent) (3)                  19,499                     17,745                     17,417
Net Interest Spread (tax equivalent) (3)                             2.85%                      3.00%                      3.22%
Net Interest Margin (tax equivalent) (3)                             3.48%                      3.50%                      3.60%

(1)	Averages computed at amortized cost.
(2)	Includes loans on a nonaccrual status and loans held for sale.
(3)	Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.



Noninterest Income and Expenses

Noninterest income was $7.2 million in 2006 compared to $6.5 million in 2005 and 2004. In 2006, increasing service charges and increasing trust fees account for the majority of the increase. Similarly, service charges and trust department income increased in 2005, but were offset by a reduction in securities gains in 2005.

Securities gains were $34 thousand in 2006, $64 thousand in 2005 and $289 thousand in 2004. The lower gains in 2006 and 2005 are more normal and primarily attributable to rising interest rates and the related inverse relationship of interest rates and market values. Some equity gains were taken in 2006 and used to offset losses on sales of agency and municipal securities. The gains in 2004 were primarily a result of the Company taking advantage of the inverse relationship of interest rates and market values, and municipal securities being called at premiums before their maturities. In addition, U. S. Treasury securities were sold before maturity to restructure the portfolio and extend out the yield curve.

Gains on loans sold were $290 thousand, $334 thousand and $376 thousand in 2006, 2005 and 2004, respectively. Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.
During 2006, the loan service fee income increased $24 thousand, compared to an increase of $12 thousand in 2005. Proceeds from the sale of loans were $17 million, $18 million and $30 million in 2006, 2005 and 2004, respectively. The volume of loan originations is inverse to rate changes. The volume of loan originations during 2006 was $17 million, comparable to $18 million in 2005, but down from $22 million in 2004.

Other noninterest income excluding security net gains and gain on sale of mortgage loans was $6.9 million in 2006, $6.1 million in 2005 and $5.9 million in 2004. Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.
Overdraft income was $4.1 million in 2006, $3.4 million in 2005 and $3.4 million in 2004. The increase in 2006 is primarily attributable to the Peoples acquisition in July 2006. Other income has remained steady with $1.2 million in 2004, $1.1 million in 2005 and $1.1 million in 2006.

Noninterest expense increased $1.5 million in 2006 to $16.7 million, and increased $715 thousand in 2005 to $15.2 million from $14.5 million in 2004. The increases in salaries and benefits from $8.1 million in 2004 to $8.5 million in 2005 and to $9.6 million in 2006 are attributable to normal salary and benefit increases, and in 2006 to the Peoples acquisition. Bonus compensation was $160 thousand higher in 2006 compared to 2005 and $124 thousand higher in 2005 compared to 2004. The 2006 increase is from higher compensation and improved net income, while the 2005 increase is mainly a result of additional sales incentives. Occupancy expense decreased $61 thousand in 2005 to $2.2 million and increased $126 thousand, or 6% in 2006 to $2.3 million. The largest expense, depreciation, decreased $69 thousand to $924 thousand in 2005, but increased $32 thousand to $956 thousand in 2006. Other noninterest expense increased from $4.2 million in 2004 to $4.5 million in 2005 and increased to $4.7 million in 2006. Amortization of core deposits related to the Peoples acquisition was $89 thousand in 2006. See Note 6 in the notes to consolidated financial statements included as Exhibit 13 for more detail of the goodwill and intangible assets.



The following table is a summary of noninterest income and expense for the three-year period indicated.

                                               For the Year Ended December 31
                                                      (in thousands)
                                               2006       2005       2004
NON-INTEREST INCOME
Service Charges                             $   5,224  $   4,511  $   4,358
Loan Service Fee Income, net                       33          9         (3)
Trust Department Income                           603        458        299
Investment Securities Gains (Losses),net           34         65        289
Gains on Sale of Mortgage Loans                   290        334        376
Other                                           1,052      1,118      1,228
Total Non-interest Income                       7,236      6,495      6,547

NON-INTEREST EXPENSE
Salaries and Employee Benefits                  9,613      8,548      8,053
Occupancy Expenses                              2,320      2,194      2,255
Other                                           4,749      4,478      4,198
Total Non-interest Expense                     16,682     15,220     14,506

Net Non-interest Expense as a
Percentage of Average Assets                     1.58%      1.62%      1.53%


Income Taxes

The Company had income tax expense of $2.5 million in 2006 and $2.1 million in 2005 and $2.2 million in 2004. This represents an effective income tax rate of 27.6% in 2006, 26.3% in 2005 and 27.8% in 2004. The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.



Balance Sheet Review

Assets grew from $573 million at December 31, 2005 to $630 million at December 31, 2006. Loan growth was $73 million in 2006. Nearly $51 million was a result of the Peoples acquisition. See Note 15 in the notes to consolidated financial statements included as Exhibit 13 for additional information on the business combination. Deposits grew $37 million and FHLB borrowings grew $13 million. The gain in deposits is primarily from $72 million obtained from the Peoples acquisition. The other decrease is primarily from the loss of public money and a large certificate of deposit customer. Assets at year-end 2005 totaled $573 million compared to $529 million in 2004. In 2005, loan growth was $13 million and deposit growth was $44 million. FHLB borrowings increased $7 million.

Loans

Total loans (including loans held for sale) were $444 million at December 31, 2006 compared to $371 million at the end of 2005 and $358 million in 2004. Loan growth continued to improve in 2006. The increase is mainly attributable to improved loan demand and $51 million from the Peoples acquisition. As of the end of 2006 and compared to the prior year-end, commercial loans increased $2.0 million, real estate construction loans decreased $.8 million, real estate mortgage loans (including loans held for sale) increased $45.0 million, agricultural loans increased $20.3 million and installment loans increased $6.7 million. As of the end of 2005 and compared to the prior year-end, commercial loans increased $7.3 million, real estate construction loans decreased $2.4 million, real estate mortgage loans (including loans held for sale) increased $6.7 million, agricultural loans increased $1.8 million and installment loans decreased $109 thousand.

As of December 31, 2006, the real estate mortgage portfolio comprised 65% of total loans compared to 66% in 2005. Of this, 1-4 family residential property represented 61% in 2006 and 65% in 2005. Agricultural loans comprised 18% in 2006 and 16% in 2005 of the loan portfolio. Approximately 72% of the agricultural loans are secured by real estate in 2006 compared to 82% in 2005. The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops. Automobile loans account for 40% in 2006 and 33% in 2005 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons. The commercial loan portfolio is mainly for capital outlays and business operation. Collateral is requested depending on the creditworthiness of the borrower. Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer. Approximately 5% of the loan portfolio is unsecured. Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.



The following table represents a summary of the Company's loan portfolio by category for each of the last five years. There is no concentration of loans (greater than 5% of the loan portfolio) in any industry. The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding
                                         At December 31 (in thousands)
                                 2006      2005      2004      2003      2002
Commercial                     $ 29,335  $ 27,302  $ 19,999  $ 14,278  $ 16,803
Real Estate Construction         29,034    29,822    32,256    14,313    15,514
Real Estate Mortgage            290,324   245,326   238,661   222,342   182,958
Agricultural                     79,627    59,328    57,497    56,615    52,188
Installment                      15,684     8,954     9,062    12,978    17,134
Other                               402       368       991       289       309
  Total Loans                   444,406   371,100   358,466   320,815   284,906
Less Deferred Loan Fees             256       188        10        54        12
  Total Loans, Net of
   Deferred Loan Fees           444,150   370,912   358,456   320,761   284,894
Less loans held for sale              0         0       175     7,759       740
Less Allowance For Loan Losses    4,991     4,310     4,163     3,820     3,395
  Net Loans                     439,159   366,602   354,118   309,182   280,759

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2006. Maturities are based upon contractual term. The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses. In addition, deferred loan fees on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity

                                 At December 31, 2006 (in thousands)
                             One Year   One Through    Over       Total
                             or Less    Five Years  Five Years    Loans
Commercial                   $ 15,917    $ 10,685    $  2,733    $ 29,335
Real Estate Construction       23,662       5,290          82      29,034
Real Estate Mortgage           32,213     152,256     105,599     290,068
Agricultural                   15,510      45,568      18,549      79,627
Installment                     5,339       9,428         917      15,684
Other                             402           0           0         402
  Total Loans, Net of
   Deferred Loan Fees          93,043     223,227     127,880     444,150
Fixed Rate Loans               29,972     194,095      41,825     265,892
Floating Rate Loans            63,071      29,132      86,055     178,258
  Total Loans, Net of
   Deferred Loan Fees          93,043     223,227     127,880     444,150





Mortgage Banking

The Company has been in Mortgage Banking since the early 1980's. The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates. Mortgage loan originations decreased from $22 million in 2004 to $18 million in 2005, to $17 million in 2006. Proceeds from the sale of loans were $17 million, $18 million and $30 million for the years 2006, 2005 and 2004, respectively. Mortgage loans held for sale were zero at December 31, 2006 and December 31, 2005. Loans are generally sold when they are made. The volume of loan originations is inverse to rate changes. The rate environment has been rising, resulting in decreased loan originations in 2006 and 2005. The effect of these changes was also reflected on the income statement. As a result, the gain on sale of mortgage loans was $290 thousand in 2006 compared to $334 thousand in 2005 and $376 thousand in 2004.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The Bank receives a servicing fee from the FHLMC on each loan sold. Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights were $746 thousand at December 31, 2006, $802 thousand at December 31, 2005 and $876 thousand at December 31, 2004. Amortization of mortgage servicing rights was $235 thousand, $254 thousand and $249 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 4 in the notes to consolidated financial statements included as Exhibit 13 for additional information.

Deposits

Total deposits increased to $469 million in 2006, up $37 million from 2005. Noninterest bearing deposits increased $15 million, time deposits of $100 thousand and over increased $6 million, and other interest bearing deposits increased $16 million. Public funds totaled $60 million at the end of 2006 ($59 million were interest bearing), a decrease of $25 million from the end of 2005.

For 2005, total deposits increased $44 million to $432 million.
Noninterest bearing deposits decreased $2 million, while time deposits of $100 thousand and over increased $2 million, and other interest bearing deposits decreased $44 million. Public funds totaled $85 million at the end of 2005 ($84 million were interest bearing).




The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2006:

Maturity of Time Deposits of $100,000 or More

                                                At December 31, 2006
                                                   (in thousands)
Maturing 3 Months or Less                             $14,408
Maturing over 3 Months through 6 Months                16,958
Maturing over 6 Months through 12 Months               23,400
Maturing over 12 Months                                12,489

Total                                                 $67,255


Borrowings

The Company utilizes both long and short term borrowing. Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB). This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management. Advances are either paid monthly or at maturity. As of December 31, 2006, $80 million was borrowed from FHLB, an increase of $13 million from 2005. In 2006, $83 million of FHLB advances were paid, and advances were made for an additional $90 million. The remaining $7 million was obtained in the Peoples acquisition. FHLB advances were $67 million at December 31, 2005. During 2005, $8 million of FHLB borrowing was paid, and advances were made for an additional $15 million. The 2005 advances were obtained mainly to fund fixed rate loans, as detailed above. The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings
                                      As of and for the year ended
                                       December 31 (in thousands)
                                        2006     2005     2004
Federal Funds Purchased:
  Balance at Year end                  $   -    $ 1,470  $ 6,383
  Average Balance During the Year        8,616    3,001    3,706
  Maximum Month End Balance             27,723   15,919   11,306
  Year end rate                           0.00%    4.25%    2.50%
  Average annual rate                     5.37%    2.95%    1.52%
Repurchase Agreements:
  Balance at Year end                  $ 9,628  $14,346  $18,314
  Average Balance During the Year       15,661   16,014   18,398
  Maximum Month End Balance             18,372   18,072   21,947
  Year end rate                           3.83%    3.18%    2.94%
  Average annual rate                     3.79%    3.19%    1.90%
Other Borrowed Funds:
  Balance at Year end                  $ 1,699  $ 1,021  $   896
  Average Balance During the Year        1,719      457      343
  Maximum Month End Balance              8,508    1,021    1,011
  Year end rate                           5.90%    4.00%    1.87%
  Average annual rate                     6.15%    3.10%    1.51%



Contractual Obligations

The Bank has required future payments for a defined benefit retirement plan, time deposits and long-term debt. See Note 13 in the notes to consolidated financial statements included as Exhibit 13 for further information on the defined benefit retirement plan. The other required payments under such commitments at December 31, 2006 are as follows:

                               Payments due by period (in thousands)
                                       Less                       More
                                      than 1    1-3      3-5     than 5
Contractual Obligations     Total      year    years    years    years

FHLB advances             $ 79,980  $ 15,909  $52,201  $ 7,181  $ 4,689
Subordinated debentures      7,217         -        -        -    7,217
Time deposits              229,277   193,592   33,931    1,754        -

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

The Company discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless reasons for delinquency are documented such as the loan being well collateralized and in the process of collection. A loan remains in a non-accrual status until factors indicating doubtful collection no longer exist. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at market rates. Other real estate is recorded at fair market value less estimated costs to sell. A summary of the components of nonperforming assets, including several ratios using period-end data, is shown below.

Nonperforming Assets
                                       At December 31 (dollars in thousands)
                                       2006    2005    2004    2003    2002
Non-accrual Loans                     $2,379  $  774  $1,781  $1,844  $1,573
Accruing Loans which are
 Contractually past due
 90 days or more                         253     206     308     779     789
Restructured Loans                         0       0       0       0       0
 Total Nonperforming Loans             2,632     980   2,089   2,623   2,362
Other Real Estate                        411     141     676     375     172
Total Nonperforming Assets             3,043   1,121   2,765   2,998   2,534
Total Nonperforming Loans as a
 Percentage of Loans (including
 loans held for sale) (1)               0.59%   0.26%   0.58%   0.82%   0.83%
Total Nonperforming Assets
 as a Percentage of Total Assets        0.48%   0.20%   0.52%   0.60%   0.60%
Allowance to nonperforming assets        1.64    3.84    1.51    1.27    1.34


 (1)  Net of deferred loan fees



Total nonperforming assets at December 31, 2006 were $3.0 million compared to $1.1 million at December 31, 2005 and $2.8 million at December 31, 2004. The increase from 2005 to 2006 is attributable to the increase in various loans being put on non-accrual and additions to other real estate. Total nonperforming loans were $2.6 million, $1.0 million, and $2.1 million at December 31, 2006, 2005 and 2004, respectively. The non-accrual loan increase from 2005 to 2006 is mainly attributable to 6 loans secured by real estate greater than $100,000, but less than $325,000. The amount of lost interest on our non-accrual loans is immaterial. At December 31, 2006, loans currently performing but which management believes require special attention were not significant. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2006 were $2.4 million compared to $800 thousand in 2005 and $1.8 million in 2004. These amounts are included in the total nonperforming and restructured loans presented in the table above. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $553 thousand, $240 thousand and $416 thousand on December 31, 2006, 2005 and 2004, respectively.



Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                  For the Year Ended December 31 (in thousands)
                                    2006     2005     2004     2003     2002
Balance at Beginning of Year       $ 4,310  $ 4,163  $ 3,820  $ 3,395  $ 3,386
Balance of Allowance for Loan
Losses of Acquired Bank
at Acquisition Date                    775        0        0      363        0
Amounts Charged-off:
 Commercial                             15      146      197      569      536
 Real Estate Construction               28        0        0        0       18
 Real Estate Mortgage                  232      134      110      276       69
 Agricultural                            3       21       88       24        5
 Consumer                              365      225      293      529      701
  Total Charged-off Loans              643      526      688    1,398    1,329
Recoveries on Amounts
 Previously Charged-off:
  Commercial                             2        3       10       11       15
  Real Estate Mortgage                   2       11       42        1       19
  Agricultural                          21       16       21       21       10
  Consumer                              49      135      118      127       90
   Total Recoveries                     74      165      191      160      134
Net Charge-offs                        569      361      497    1,238    1,195
Provision for Loan Losses              475      508      840    1,300    1,204
Balance at End of Year               4,991    4,310    4,163    3,820    3,395
Total Loans (1)
  Average                          408,131  361,732  338,465  290,502  281,105
  At December 31                   444,150  370,912  358,456  320,761  284,894
As a Percentage of Average Loans (1):
 Net Charge-offs                      0.14%    0.10%    0.15%    0.43%    0.43%
 Provision for Loan Losses            0.12%    0.14%    0.25%    0.45%    0.43%
Allowance as a Percentage of
 Year-end Loans (1)                   1.12%    1.16%    1.16%    1.19%    1.19%
Beginning Allowance as a Multiple
 of Net Charge-offs                    7.6     11.5      7.7      2.7      2.8
Ending Allowance as a Multiple
 of Nonperforming Assets               1.64     3.84     1.51     1.27     1.34

 (1)  Including loans held for sale, net of deferred loan fees


Loans are typically charged-off after being 120 days delinquent.
Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee. The provision for loan losses for 2006 was $475 thousand compared to $508 thousand in 2005 and $840 thousand in 2004. Net charge-offs were $569 thousand in 2006, $361 thousand in 2005 and $497 thousand in 2004. Net charge-offs to average loans were 0.14%, 0.10% and 0.15% in 2006, 2005 and 2004, respectively. Based on the quality of the loan portfolio, the loan loss provision decreased $33 thousand from 2005 to 2006 and decreased $332 thousand from 2004 to 2005. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. The recent improvement in the economy along with management's emphasis on improving the lending process resulted in fewer loan losses, lower loan loss provision and improved loan quality numbers over the past 3 years. At December 31, 2006, the allowance for loan losses was 1.12% of loans outstanding compared to 1.16% at year-end 2005 and 1.16% at year-end 2004. Management believes the allowance for loan losses at the end of 2006 is adequate to cover probable incurred credit losses within the portfolio.

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



Allowance for Loan Losses

                                                                 At December 31 (in thousands)
                                  2006                  2005                  2004                  2003                  2002
                          Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
Commercial                $    594     11.90%  $    507     11.77%  $    350      8.41%  $    262      6.86%  $   820     24.15%
Real Estate Construction       638     12.78%       566     13.14%       566     13.60%       266      6.96%      216      6.36%
Real Estate Mortgage         1,806     36.19%     1,785     41.42%     1,801     43.26%     1,804     47.23%    1,166     34.34%
Agricultural                 1,241     24.86%     1,023     23.74%     1,028     24.69%       995     26.05%      698     20.56%
Consumer                       712     14.27%       428      9.93%       418     10.04%       493     12.91%      495     14.58%
Total                        4,991    100.00%     4,309    100.00%     4,163    100.00%     3,820    100.00%    3,395    100.00%

Loans

                                  2006                  2005                  2004                  2003                  2002
                          Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage
Commercial                $ 29,335      6.60%  $ 27,302      7.36%  $ 19,999      5.58%  $ 14,278      4.45%  $ 16,803      5.90%
Real Estate Construction    29,034      6.54%    29,822      8.04%    32,256      9.00%    14,313      4.46%    15,514      5.45%
Real Estate Mortgage       290,068     65.31%   245,138     66.09%   238,651     66.58%   222,288     69.30%   182,946     64.22%
Agricultural                79,627     17.93%    59,328     16.00%    57,497     16.04%    56,615     17.65%    52,188     18.32%
Consumer                    15,684      3.53%     8,954      2.41%     9,062      2.53%    12,978      4.05%    17,134      6.01%
Other                          402      0.09%       368      0.10%       991      0.28%       289      0.09%       309      0.11%
Total, Net (1)             444,150    100.00%   370,912    100.00%   358,456    100.00%   320,761    100.00%   284,894    100.00%

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

Financial instruments with off-balance sheet risk were as follows at year-end:

                                 2006             2005

Unused lines of credit       $ 67,921,443     $ 56,354,000
Commitments to make loans         658,000          156,000
Letters of credit                 639,538          183,000

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 5.625% to 6.125% with maturities ranging from 15 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 2006 increased $3.8 million to $48.4 million. During 2006, the Company purchased 12,901 shares of its stock for $378 thousand. These repurchases partially offset the $6.5 million in net income for 2006. Stockholders' equity, excluding accumulated other comprehensive income, was $56.6 million at December 31, 2006. Included in Tier I capital is $7 million of trust preferred securities issued in August 2003. The disallowed amount of stockholders' equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Peoples acquisition in 2006 and the Kentucky First acquisition in 2003(see Note 6 in the notes to consolidated financial statements included as Exhibit 13 for more information on the goodwill and core deposit intangible assets). The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

                                         At December 31 (dollars in thousands)
                                                2006       2005      Change
Stockholders' Equity (1)                      $  56,595  $  47,479      9,116
Trust Preferred Securities                        7,000      7,000          0
  Less Disallowed Amount                         15,175      9,877      5,298
Tier I Capital                                   48,420     44,602      3,818
  Allowance for Loan Losses                       5,067      4,385        682
  Other                                               5        143       (138)
Tier II Capital                                   5,072      4,528        544
  Total Capital                                  53,492     49,130      4,362
Total Risk Weighted Assets                      426,900    366,393     60,507
Ratios:
Tier I Capital to Risk-weighted Assets             11.3%      12.2%      -0.8%
Total Capital to Risk-weighted Assets              12.5%      13.4%      -0.9%
Leverage                                            7.8%       8.0%      -0.2%

(1)  Excluding accumulated other comprehensive income.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary from "well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 2006, the bank had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, classified as available for sale, decreased from $160.7 million at December 31, 2005 to $127.9 million at December 31, 2006. The decrease is mainly attributable to a short term decrease in deposits. Federal funds sold totaled $4.1 million at December 31, 2006 and $2.7 million at December 31, 2005.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. As of December 31, 2006, the Company held no adjustable rate mortgage backed securities. Of the $1.4 million of adjustable asset backed securities held on December 31, 2005, $303 thousand were repriceable monthly and the remaining $1.1 million were repriceable annually. Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates. In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2006.

Investment Securities at market value
                                      At December 31 (in thousands)
                                       2006       2005       2004
Available for Sale
 U.S. treasury                       $       0  $   2,974  $   2,984
 U.S. government agencies               31,492     67,033     39,031
 States and political subdivisions      44,130     37,463     35,160
 Mortgage-backed
  Fixed -
   GNMA, FNMA, FHLMC Passthroughs       38,262     33,566     35,013
   GNMA, FNMA, FHLMC CMO's              13,720     17,390     11,335
    Total                               51,982     50,956     46,348
  Variable -
   GNMA, FNMA, FHLMC Passthroughs            0      1,081      1,623
   GNMA, FNMA, FHLMC CMO's                   0        303        649
    Total                                    0      1,384      2,272
     Total mortgage-backed              51,982     52,340     48,620
 Other                                     287        842        972
  Total                                127,891    160,652    126,767


Maturity Distribution of Securities

                                    December 31, 2006 (in thousands)
                                               Over One   Over Five               Asset
                                                 Year       Years                Backed
                                    One Year    Through    Through   Over Ten   & Equity
                                     or Less   Five Years Ten Years    Years    Securities   Total
Available for Sale
 U.S. government agencies              12,890     15,614      2,988          0          0     31,492
 States and political subdivisions      1,066      9,045     18,772     15,247          0     44,130
 Mortgage-backed                            0          0          0          0     51,982     51,982
 Equity Securities                          0          0          0          0        287        287
  Total                                13,956     24,659     21,760     15,247     52,269    127,891
Percent of Total                         10.9%      19.3%      17.0%      11.9%      40.9%     100.0%
Weighted Average Yield (1)               4.53%      5.90%      6.18%      6.52%      4.75%      5.40%

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits. As of December 31, 2006 the projected net interest income percentages are within the Board of Directors limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of December 31, 2006 and December 31, 2005 is as follows:


Projected Net Interest Income (December 31, 2006)

                                                          Level
                                        -300     -100     Rates    +100     +300

Year One  (1/07 - 12/07)
Net Interest Income                    $16,102  $17,505  $18,064  $18,557  $19,374

Net interest income dollar change       (1,962)    (559)              493    1,310

Net interest income percentage change    -10.9%    -3.1%    N/A       2.7%     7.3%

   Limitation on % Change               >-18.0%   >-6.0%    N/A     >-4.0%  >-10.0%


Projected Net Interest Income (December 31, 2005)

                                                          Level
                                        -300     -100     Rates    +100     +300

Year One  (1/06 - 12/06)
Net interest income                    $21,476  $21,970  $22,473  $22,925  $23,361

Net interest income dollar change         (997)    (503)              452      888

Net interest income percentage change     -4.4%    -2.2%     N/A      2.0%     4.0%

   Limitation on % Change               >-18.0%   >-6.0%      N/A   >-4.0%  >-10.0%




The numbers in 2006 show more fluctuation when compared to 2005. In 2006, year one reflected a decrease in net interest income of 3.1% compared to 2.2% projected decrease from 2005 with a 100 basis point decline. The 300 basis point increase in rates reflected a 7.3% increase in net interest income in 2006 compared to a 4.0% increase in 2005. The risk is more in 2006 due to the current status of existing interest rates and their effect on rate sensitive assets and rate sensitive liabilities. Based on the model, an increase in rates should improve net interest income.

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

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meet the needs of borrowers, depositors and creditors. Excess liquidity generally has a negative impact on earnings resulting from the lower yields on short-term assets.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities maturing within one year along with cash and cash equivalents totaled $33.0 million at December 31, 2006. Additionally, securities available-for-sale with maturities greater than one year totaled $113.9 million at December 31, 2006. The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At December 31, 2006 these balances totaled $67.3 million, approximately 14% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. We have sufficient collateral to borrow an additional $28 million from the FHLB at December 31, 2006.

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

Liquidity Ratios
                                             December 31
                                         2006     2005     2004
Average Loans (including loans held
 for sale)/Average Deposits             93.6%    90.4%    88.3%
Average Securities sold under
 agreements to repurchase and other
 borrowings/Average Assets               5.6%     4.9%     5.7%

This chart shows that the loan to deposit ratio increased in 2006 and increased in 2005. The increase in the ratio in 2006 compared to 2005, and in 2005 compared to 2004 is mainly attributable to a larger increase in loans compared to deposits.


Item 8.  Financial Statements

The consolidated financial statements of the Company together with the notes thereto and report of independent registered public accountants are contained in the Company's 2006 Annual Report to Stockholders included as Exhibit 13, and are incorporated herein by reference. No other portion of the 2006 Annual Report to Stockholders is to be deemed "filed" as part of this filing.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. There was no change in the Company's internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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


Terms expiring in 2007:

William Arvin, age 67, is an attorney. He has been a director of Kentucky Bank and the Company since 1995.

B. Proctor Caudill, age 57, is Special Projects Manager of Kentucky Bank. He was President and Chief Executive Officer of the Peoples Bancorp from 1981 to 2006, and President from 1999 to 2006 and Chief Executive Officer from 1981 to 2006 of Peoples Bank. He has been a director of Kentucky Bank and the Company since 2006.

Louis Prichard, age 53, is President and Chief Executive Officer of Kentucky Bank. He was President and Chief Operating Officer of Kentucky Bank from 2003 to 2004. He has been a director of Kentucky Bank and the Company since 2003. Since 1983, he was in banking in Danville and was the Chairman and Chief Executive Officer of Boyle Bancshares, Inc. and their banking subsidiary, Farmers Bank for 7 years before joining the Company in 2003.

Woodford Van Meter, age 53, is an ophthalmologist. He has been a director of Kentucky Bank and the Company since 2004.

Terms expiring in 2008:

Henry Hinkle, age 55, is President of Hinkle Construction Company. He has been a director of Kentucky Bank and the Company since 1989.

Theodore Kuster, age 63, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank since 1979 and the Company since 1985.

Robert G. Thompson, age 57, is a farmer and thoroughbred horse breeder. He has been a director of Kentucky Bank and the Company since 1991.

Terms expiring in 2009:

Betty J. Long, age 59, is retired President and CEO of First Federal, Cynthiana. She has been a director of Kentucky Bank since 2006 and the Company since 2003.

Ted McClain, age 55, is an insurance agent with Hopewell Insurance Company. He has been a director of Kentucky Bank since 2002 and the Company since 2003.

Edwin S. Saunier, age 49, is President of Saunier North American, Inc. He has been a director of Kentucky Bank and the Company since 2007.

Buckner Woodford, age 62, is Chairman of the Board of Kentucky
Bancshares, Inc. and Kentucky Bank.  He was President and Chief
Executive Officer of the Company from 1991 to 2004, and President and Chief Executive Officer of the Kentucky Bank from 1984 to 2004. He has been a director of Kentucky Bank since 1971 and the Company since inception.

The Company's other executive officers are Norman J. Fryman, age 57, Gregory J. Dawson, age 46 and Darren M. Henry, age 44. Mr. Fryman is the Vice President of Sales and Service of Kentucky Bank and has been with the Company since 1977. Mr. Dawson is the Chief Financial Officer and has been with the Company since 1985. Mr. Henry is Vice President, Director of Commercial Lending and has been with the Company since 2002.

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



Item 11.  Compensation Discussion and Analysis

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program
The Compensation Committee ("Committee") of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company's compensation philosophy. The Committee ensures that the total compensation paid is fair, reasonable and competitive. The individuals who served as the Company's Chief Executive Officer and Chief Financial Officer during fiscal 2006, as well as the other individuals included in the Summary Compensation Table, are referred to as the "named executive officers". Compensation Philosophy and Objectives
The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives' interests with those of the stockholders by rewarding performance above established corporate and individual goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals. The Committee, and the President and Chief Executive Officer ("CEO"), evaluate the information in the annual Kentucky Bankers Association Financial Institution Compensation Survey ("KBA Survey") and then use their subjective judgment to determine a percentage increase in the Company's total base pay. Each manager, based on this aggregate percentage increase, is allocated a pool of funds to allocate increases among the employees the manager supervises.
Role of Executive Officers in Compensation Decisions
The Committee makes all compensation decisions for the CEO and approves recommendations regarding equity awards to all officers of the Company. Decisions regarding the non-equity compensation of other executive officers are made by the CEO, in his discretion using the pool of funds allocated to the other executive officers based on the overall corporate percentage increase.
Setting Executive Compensation
Based on the foregoing objectives, the Committee has structured the Company's annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. A significant percentage of total compensation is allocated to incentives.
The Committee reviews relevant market data and alternatives when making compensation decisions for the CEO. Up to 40% of base compensation may be earned in performance-based incentive compensation as a result of the performance of the Company, compared to established goals.
2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for named executive officers were base salary, performance-based incentive compensation, long-term equity incentive compensation, and retirement and other benefits.

Base Salary
The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility. Salary levels are typically considered annually as part of the Company's performance review process as well as upon a promotion or other change in job responsibility. The Committee and the CEO primarily use the annual KBA Survey in setting salary ranges on an
annual basis.   Every five years, the Committee recalibrates salary ranges based on the overall value of each job by comparing current market rates of bench mark jobs and assigning all jobs to salary grades, after considering their market value and internal value. During his review of base salaries for other executives, the CEO primarily focuses on the individual's performance. Performance-Based Incentive Compensation
The Management Incentive Plan ("MIP") was created to promote high performance by officers of the Company by achievement of corporate goals and encouragement of growth of stockholder value. The Company currently has approximately 61 officers (including the named executive officers) who are eligible to receive cash awards under MIP. The MIP provides guidelines for the calculation of annual non-equity incentive based compensation, subject to Committee oversight and modification. Annually, the Committee considers whether any changes should be made with the MIP. The MIP includes various incentive levels based on the participant's accountability and impact on Company operations, with target award opportunities that are established as a percentage of base salary. These maximum targets range from 20% of base salary to 40% of base salary for the Company's named executive officers.
For fiscal 2006, 50-100% of a named executive officer's MIP award was based upon achievement of corporate financial objectives relating to Company earnings on a quarterly basis, with goals set for threshold, target and maximum levels. The remaining percentage of an executive's MIP award was based upon individual performance goals (such as investment yield, net interest spread, loan volume, loan margin) also with threshold, target and maximum levels, determined by the CEO. Only the CEO's MIP award was based on 100% of the Company's earnings. The remaining executive's MIP awards were either 50% or 75% based on Company's earnings. Payment of awards under the MIP are based upon the achievement of such objectives for the current year. Named executive officers participating in the MIP receive: 50% of the maximum award if threshold levels are met, 75% of the maximum award if target levels are met and 100% of the maximum award if maximum levels are met.
Generally, the Committee sets the target level for earnings at the Company's earnings objective for the current year. Threshold and maximum levels are set below and above the target level (generally five to seven percentage points, as applicable). In making the annual determination of the threshold, target and maximum levels, the Committee may consider the specific circumstances facing the Company during the coming year. In 2006, the established targets for each quarter were:
                     Threshold       Target        Maximum         Actual
     1st quarter    $ 1,391,000    $ 1,464,000    $ 1,566,000    $ 1,474,000
     2nd quarter      1,587,000      1,671,000      1,788,000      1,780,000
     3rd quarter      1,812,000      1,907,000      2,041,000      1,880,000
     4th quarter      1,820,000      1,916,000      2,050,000      1,830,000



This plan has been in place for the last two years. The payout percentages for the Company's earnings over these two years have been between 43% and 63%
of the participant's maximum.   Generally, the Committee sets the threshold,
target and maximum levels such that the relative difficulty of achieving the target level is consistent from year to year.
Awards made to named executive officers under the MIP for performance in 2006 are reflected in column (g) of the Summary Compensation Table.

Long-Term Incentive Compensation
Stock Grant Plan
The Stock Grant Plan encourages participants to focus on long-term Company performance and provides an opportunity for executives and other officers to increase their stake in the Company through grants of the Company's Common Stock. Starting in 2006, the Committee utilized the Stock Grant Plan to compensate executives and other officers for sustained increases in the Company's stock performance. Twenty percent of each grant vests annually on anniversary date of the grant. Upon a change of control while an employee is employed by the Company, any restriction period will expire immediately and the employee will hold the restricted stock free of any restrictions.
Based on its subjective judgment, the Committee annually establishes the awards to the executive officers under the Stock Grant Plan based on the salary level of each employee. These awards are reflected in the Summary Compensation Table and the Grants of Plan Based Awards Table.
Stock Option Plan
The Employee Stock Option Plan assists the Company to enhance the link between the creation of stockholder value and long-term executive incentive compensation, provide an opportunity for increased equity ownership by executives and maintain competitive levels of total compensation. Since the establishment of the Stock Grant Plan in 2006, the Committee has not awarded any stock options. Currently, the committee anticipates that stock option awards for officers will be primarily used for newly hired or promoted executives. Options are awarded at the current closing price of the Company's Common Stock on the date of the grant. The options granted by the Committee vest at a rate of 20% per year over the first five years of the ten-year option term. Vesting and exercise rights expire 90 days after termination of employment, except in the case of death (subject to a one year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In the event of a change of control of the Company, each outstanding option will become fully vested and immediately exercisable.



Retirement and Other Benefits
All employees of the Company are eligible to participate in the Pension Plan and the Profit Sharing (401k) Plan.
Pension Plan
Under the Retirement Plan, full or part-time employees working for the Company who have completed five continuous years of employment with the Company, including the named executive officers, earn the right to receive certain benefits upon retirement at the normal retirement age of 65 or upon early retirement on or after age 55. Retirement benefits are calculated as the product of 1% times the years of service multiplied by the final average eligible pay for the five highest consecutive years. If the employee retires between the ages of 55 and 64, the amount of benefits is reduced such that if the associate retires at age 55, he or she will be entitled to 50% of the accrued benefits. Of the named executive officers, Mr. Woodford and Mr. Fryman are eligible for early retirement benefits under the Retirement Plan. Profit Sharing (401k) Plan
The Profit Sharing (401k) Plan is available to all employees, including the named executive officers. The Company will match 100% of the first 6% of pay that is contributed to the Savings. All employee contributions to the Savings Plan are fully-vested upon contribution, and matching contributions are vested after 3 years of service. The Company may, at its discretion, make a profit sharing contribution to the plan. This has not been done since the 401k feature was added to the plan.
Stock Gift Program
The Company provides stock gifts to full time Company employees, including the named executive officers, who have completed at least 15 years of service. Under the Stock Gift Program, participants may be awarded an increasing number of shares of the Company's Common Stock for each five year anniversary starting with 15 years for their continued dedicated service to the Company

Tax and Accounting Implications

Accounting for Stock-Based Compensation
Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Program, Long-Term Stock Grant Program, Restricted Stock Program and Stock Award Program in accordance with the requirements of FASB Statement 123(R).





The following table sets forth information with respect to the compensation of the Chairman of the Board (Buckner Woodford), President and Chief Executive Officer (Louis Prichard), Vice President of Sales and Service (Norman J. Fryman), Chief Financial Officer (Gregory J. Dawson) and Vice President Director of Commercial Lending (Darren M. Henry) of the Company (the "Named Executive Officers") for the fiscal year ended December 31, 2006. No other executive officer earned total compensation in excess of $100,000.

Summary Compensation Table

       (a)             (b)      (c)     (d)     (e)      (f)        (g)          (h)         (i)          (j)
                                                                              Change in
                                                                               Pension
                                                                              Value and
                                                                 Non-Equity  Nonqualified
                                                                 Incentive     Deferred
                                                Stock   Option      Plan     Compensation  All Other
  Name & Position      Year   Salary   Bonus   Awards   Awards  Compensation   Earnings   Compensation   Total
                                         (1)     (2)                (3)           (4)        (5)
Buckner Woodford       2006  $ 82,800  $    -  $ 4,826   $   -    $15,566      $48,273     $13,603     $116,795
  Chairman
Louis Prichard         2006   185,000       -   10,238       -     46,250       12,751      21,361      262,849
  President, CEO
Norman J. Fryman       2006   118,051       -    4,826       -     22,303       25,249       7,886      153,066
  VP, Sales & Service
Gregory J. Dawson      2006    90,155   2,700    4,826       -     22,719       11,190       6,369      126,769
  CFO
Darren M. Henry        2006    88,400       -    2,925       -     19,317        3,729       6,284      116,926
  VP, Director of
   Commercial Lending

 (1)  Represents compensation for work done on special project
 (2)  Represents the value from stock grants issued in 2006
 (3) Represents cash incentives based on bank and/or individual performance
 (4)  Represents change in value of pension benefits
 (5) Represents the Company's matching contribution to the qualified profit sharing plan that includes a 401(k) provision


The following table contains information regarding the grant of stock options under the Company's stock option plan to the Named Executive Officers during the year ended December 31, 2006.

Grants of Plan Based Awards

                                                                   All Other     Grant Date
                                                                 Stock Awards:   Fair Value
                             Estimated Future Payments Under       Number of      of Stock
                   Grant   Non-Equity Incentive Plan Awards (1)    Shares of     and Option
      Name         Date       Threshold   Target     Maximum     Stock or Unit     Awards
                                                                      (2)           (3)
                               ($)       ($)         ($)              (#)           ($)
Buckner Woodford  1/3/2006                                            165         $ 4,826
                      N/A      $12,731   $19,096     $25,461

Louis Prichard    1/3/2006                                            350          10,238
                      N/A       40,000    60,000      80,000

Norman J. Fryman  1/3/2006                                            165           4,826
                      N/A       18,327    27,491      36,655

Gregory J. Dawson 1/3/2006                                            165           4,826
                      N/A       16,755   25,133       33,511

Darren M. Henry   1/3/2006                                            100           2,925
                      N/A        9,172   13,757       18,343


 (1)  Represents incentive compensation from MIP plan
 (2)  Represents the shares granted from stock grant plan
 (3)  Represents the value of stock grant on grant date



Outstanding Equity Awards at Fiscal Year-end

                                       Option Awards (1)                  Stock Awards (2)
                                                                                      Market
                  Number of     Number of                              Number of     Value of
                  Securities    Securities                             Shares or     Shares or
                  Underlying    Underlying                              Units of     Units of
                 Unexercised   Unexercised      Option      Option     Stock that   Stock that
                   Options       Options       Exercise   Expiration    Have not     Have not
      Name       Exercisable   Unexercisable    Price        Date        Vested       Vested

Buckner Woodford     3,600                     $20.63       1/12/09        165       $ 5,115
                       500                      24.00        1/3/10
                       500                      23.50        1/2/11
                       400         100          26.00        1/2/12
                       600         400          25.50        1/2/13
                       400         600          33.90        1/2/14
                       200         800          30.50        1/3/15

Louis Prichard       1,800       1,200          25.50        1/2/13        350        10,850
                       400         600          33.90        1/2/14
                       800       3,200          30.50        1/3/15

Norman J. Fryman       400                      15.50        1/7/08        165         5,115
                       300                      24.00        1/3/10
                       300                      23.50        1/2/11
                       240         60           26.00        1/2/12
                       300        200           25.50        1/2/13
                       200        300           33.90        1/2/14
                       100        400           30.50        1/3/15

Gregory J. Dawson      400                      15.50        1/7/08        165         5,115
                     1,100                      20.63       1/12/09
                       150                      24.00        1/3/10
                       150                      23.50        1/2/11
                       120         30           26.00        1/2/12
                       240        160           25.50        1/2/13
                       160        240           33.90        1/2/14
                       100        400           30.50        1/3/15

Darren M. Henry        300        200           25.50        1/2/13        100         3,100
                       120        180           33.90        1/2/14
                       160        640           30.50        1/3/15

 (1)  Represents stock options granted under the stock option plan
 (2)  Represents grants of stock under the stock grant plan


The following table sets forth certain information regarding options exercised by the Named Executive Officers during calendar year 2006.

                                   Option Awards
                     Number of Shares       Value Realized
      Name         Acquired on Exercise      on Exercise
Gregory J. Dawson          600                 $11,100



The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each such named executive officer, under the Pension Plan determined using interest rate and mortality rate assumptions consistent with those used in the Company's financial statements.


                                                                                    Payments
                                                                   Present Value     During
                                               Number of Years    of Accumulated   Last Fiscal
     Name                  Plan Name           Credited Service       Benefit         Year
Buckner Woodford     Kentucky Bancshares, Inc.       34              $ 589,272        $ -
                      Retirement Plan & Trust
Louis Prichard       Kentucky Bancshares, Inc.        4                 36,972          -
                      Retirement Plan & Trust
Norman J. Fryman     Kentucky Bancshares, Inc.       21                169,523          -
                      Retirement Plan & Trust
Gregory J. Dawson    Kentucky Bancshares, Inc.       20                 65,180          -
                      Retirement Plan & Trust
Darren M. Henry      Kentucky Bancshares, Inc.        4                 11,200          -
                      Retirement Plan & Trust


In general, a participant's remuneration covered by the Company's pension plan is his or her average annual cash compensation (W-2 earnings) for the highest 5 years. The years of service are 35 years for Mr. Woodford, 3 years for Mr. Prichard, 22 years for Mr. Fryman, 21 years for Mr. Dawson and 4 years for Mr. Henry. The normal benefit is a life annuity based on the 1984 Unisex Pension pre-retirement mortality table and a pre-retirement interest rate of 7%. The benefits are not subject to a deduction for Social Security or other offset amounts.

Compensation of Directors

Each director of the Company is a director of Kentucky Bank. Company Directors are paid $400 for each Company and Kentucky Bank board meeting attended ($400 for one paid absence per year) and non-employee Company directors are paid $100 for each Kentucky Bank committee meeting attended. Each Company Director is paid an annual retainer of $1,500 plus the audit committee chairman is paid an additional annual retainer of $2,000. Thos compensation is shown in the table below as fees earned or paid in cash. Non-employee Directors of Kentucky Bank are also granted a 10-year option (shown under options awards in the table below) to purchase 100 shares of the Company's common stock following each year in which Kentucky Bank has a return on assets of 1 percent or greater. The option's exercise price is the fair market value per share on the date of grant.

                                Fees Earned
                                  or Paid          Option
    Name                          in Cash          Awards          Total
William Arvin                     $12,200          $ 497         $ 12,697
Henry Hinkle                        8,300            497            8,797
Theodore Kuster                    13,400            497           13,897
Betty J. Long                      12,300            497           12,797
Ted McClain                        12,100            497           12,597
Edward Saunier                      2,500            497            2,997
Robert G. Thompson                 14,200            497           14,697
Woodford Van Meter                 10,300            497           10,797




COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The compensation committee of the Board is comprised of Messrs. Arvin, Hinkle and Kuster, each a non-employee director of the Company. None of our executive officers serve on the compensation committee or board of directors of any other company of which any members of our compensation committee or any of our directors is an executive officer.


REPORT OF THE COMPENSATION COMMITTEE
The Compensation Committee of the company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.
Members of the Compensation Committee:
William Arvin
Henry Hinkle
Theodore Kuster



Item 12.  Security Ownership of Certain Beneficial Owners and Management

Set forth below are the number of shares of the Company's common stock beneficially owned by each director and executive officer, and all current directors and executive officers as a group as of December 31, 2006.

      Name                Shares Beneficially Owned(1)
                            Number          Percentage

William Arvin (2)           30,271              1.0%

B. Proctor Caudill (3)     177,010              6.0

Gregory J. Dawson (4)        8,762              *

Norman J. Fryman (5)         3,935              *

Darren M. Henry (6)          1,100              *

Henry Hinkle (7)            38,135              1.3%

Theodore Kuster (8)         18,105              *

Betty J. Long (9)            1,700              *

Ted McClain (10)             2,575              *

Louis Prichard (11)          7,410              *

Edwin S. Saunier (12)          700              *

Robert G. Thompson (13)      6,250              *

Woodford Van Meter (14)     32,500              1.1%

Buckner Woodford (15)      250,429              8.5%

All directors and officers
(14 persons) as a group
(consisting of those
persons named above)(16)   578,882             19.7%

*  Less than 1%



1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole or shared voting and sole or shared investment power.
2) Includes 11,858 shares held in a retirement account, 11,968 shares held of record by Mr. Arvin's wife, as to which Mr. Arvin disclaims beneficial ownership, 5,465 shares held jointly with his wife and 750 shares that Mr. Arvin may acquire upon exercise of outstanding stock options.
3) Includes 19,725 shares held of record by Mr. Caudill's wife, as to which Mr. Caudill's disclaims beneficial ownership and 165 shares from future vesting of stock grants.
4) Includes 2,710 shares that Mr. Dawson may acquire upon exercise of outstanding stock options and 297 shares from future vesting of stock grants.
5) Includes 2,200 shares that Mr. Fryman may acquire upon exercise of outstanding stock options and 297 shares from future vesting of stock grants.
6) Includes 900 shares that Mr. Henry may acquire upon exercise of outstanding stock options and 180 shares from future vesting of stock grants.
7) Includes 1,000 shares held by his wife and 2,545 shares held by relatives, as to which Mr. Hinkle disclaims beneficial ownership. Includes 31,875 shares held of record by Hinkle Contracting Company, as to which Mr. Hinkle, as president, has shared voting power. Also includes 750 shares that Mr. Hinkle may acquire upon exercise of outstanding stock options.
8) Includes 6,250 shares held of record by Mr. Kuster's wife, as to which Mr. Kuster disclaims beneficial ownership. Also includes 5,500 shares held in a retirement account and 550 shares that Mr. Kuster may acquire upon exercise of outstanding stock options.
9) Includes 1,600 shares held in a retirement account and 100 shares that Ms. Long may acquire upon exercise of outstanding stock options.
10) Includes 1,000 shares held of record by Hopewell Company, as to which Mr. McClain, as a 1/3 owner, has voting power. Also includes 400 shares that Mr. McClain may acquire upon exercise of outstanding stock options.
11) Includes 2,110 shares held jointly with his wife and 4,600 shares that Mr. Prichard may acquire upon exercise of outstanding stock options and 630 shares from future vesting of stock grants.
12) Includes 200 shares that Mr. Saunier may acquire upon exercise of outstanding stock options.
13) Includes 200 shares held of record by Mr. Thompson's wife, as to which Mr. Thompson disclaims beneficial ownership. Includes 750 shares that Mr. Thompson may acquire upon exercise of outstanding stock options.
14) Includes 2,200 shares held of record by Mr. Van Meter's wife, as to which Mr. Van Meter disclaims beneficial ownership. Includes 200 shares that Mr. Van Meter may acquire upon exercise of outstanding stock options.
15) Includes 8,000 shares held by his wife, as to which Mr. Woodford disclaims beneficial ownership. Also 6,900 shares that Mr. Woodford may acquire upon exercise of outstanding stock options and 297 shares from future vesting of stock grants.
16) Includes 21,010 shares that may be acquired upon exercise of outstanding stock options and 1,866 shares from future vesting of stock grants.

The following table sets forth as of December 31, 2006 the only persons known by the Company to own beneficially (as determined in accordance with the rules and regulations of the Commission) more than 5% of the outstanding common stock. See notes 3 and 15 in the preceding table for further information.

Name and Address       Shares Beneficially
of Beneficial Owner           Owned         Percentage

Buckner Woodford             250,429            8.5%
340 Stoner Avenue
Paris, Kentucky 40361

B. Proctor Caudill           177,010            6.0
2075 Rice Road
Morehead, KY  40351

The following table sets forth as of December 31, 2006 the Company's common stock authorized for issuance under equity compensation plans. The Company's shareholders have approved all of the Company's equity compensation plans.

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

Equity compensation plans
 Approved by security holders:
Employee Gift Program                   0                $  n/a                        572
1993 Employee Stock Ownership
   Incentive Plan                  16,510                 18.89                          0
1993 Non-Employee Directors
  Stock Ownership Plan              7,100                 27.10                      8,000
1999 Employee Stock Option Plan    46,304                 29.19                     52,044
2005 Restricted Stock Grant Plan        0                   n/a                     46,155

Total                              69,914                $26.54                    106,771



Item 13.  Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of and had transactions with the Company's subsidiary bank in the ordinary course of business during the year ended December 31, 2006. Similar transactions may be expected to take place with the Company's subsidiary bank in the future. Outstanding loans and commitments made by such subsidiary bank in transactions with the Company's directors and officers and their associates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Certain directors and executive officers were loan customers of Kentucky Bank and outstanding loans were $4.7 million as of December 31, 2006 and as of December 31, 2005. See Note 4 in the notes to consolidated financial statements included as Exhibit 13. The Company purchased various types of insurance with aggregate premiums amounting to $256 thousand in 2006 from Hopewell Insurance Company. Director Ted McClain owns 33% of this company and is one of their insurance agents.



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

The fees for services provided by the primary independent auditor, Crowe Chizek and Company LLC for 2006 and for 2005 were as follows:

Audit fees - Fees for the financial statement audit, and the review of the Company's Form 10-Q's were $115,000 for 2006 and $92,050 for 2005.

Audit related fees - Aggregate fees for all assurance and related services were $14,450 for 2006 and $14,600 for 2005. These fees were incurred for audits of benefit plans. The 2006 and 2005 amounts were preapproved by the audit committee.

Tax fees - Fees related to tax compliance, advice and planning were $16,000 for 2006 and $14,450 for 2005. The 2006 and 2005 amounts were preapproved by the audit committee.

All other fees - Consulting fees related to acquisitions, profitability and risk management were $16,120 for 2006 and $14,400 for 2005. The 2006 and 2005 amounts were preapproved by the audit committee.

All services provided by the Corporation's primary independent auditor in 2006 and 2005 were approved by the Audit Committee.




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

3.3 Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2005 (File No. 33-96358).

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

13    Kentucky Bancshares, Inc. 2006 Annual Report and Proxy
Statement, including Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Auditors

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

Kentucky Bancshares, Inc.
By:  ___/s/Louis Prichard __
Louis Prichard, President and Chief Executive Officer, Director
March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard__   _______       March 30, 2007
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson_________       March 30, 2007
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford__________       March 30, 2007
Buckner Woodford, Chairman of the Board, Director

_____________________________       March __, 2007
William Arvin, Director

/s/B. Proctor Caudill________       March 30, 2007
B. Proctor Caudill, Director

/s/Henry Hinkle___ _  __ ____       March 30, 2007
Henry Hinkle, Director

_____________________________       March __, 2007
Theodore Kuster, Director

/s/Betty J. Long_____________       March 30, 2007
Betty J. Long, Director

/s/Ted McClain______________        March 30, 2007
Ted McClain, Director

_____________________________       March __, 2007
Edwin S. Saunier, Director

/s/Robert G. Thompson________       March 30, 2007
Robert G. Thompson, Director

_____________________________       March __, 2007
Woodford Van Meter, Director




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

3.3 Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2005 (File No. 33-96358).

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

13    Kentucky Bancshares, Inc. 2006 Annual Report and Proxy
Statement, including Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Auditors

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



44
39