Form 10-Q
period 2007-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2007-05-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________________ to  ___________________

Commission File Number:  000-52598

KENTUCKY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Kentucky                                                   61-0993464
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 157, Paris, Kentucky                               40362-0157
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (859)987-1795

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No   X___

Number of shares of Common Stock outstanding as of May 7, 2007:  2,868,248.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity                                   5

            Consolidated Statements of Cash Flows                   6

            Notes to Consolidated Financial Statements              7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   10

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           15

Item 4T.    Controls and Procedures                                16

Part II - Other Information                                        16

Signatures                                                         17

Exhibits

     31.1 Certifications of Chief Executive Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        18

     31.2 Certifications of Chief Financial Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.        20

     32   Certifications of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                              22



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                          3/31/2007     12/31/2006
Assets
  Cash and due from banks                           $    13,125   $    14,905
  Federal funds sold                                     17,363         4,106
    Cash and cash equivalents                            30,488        19,011
  Securities available for sale                         131,577       127,891
  Loans                                                 441,488       444,150
  Allowance for loan losses                              (5,043)       (4,991)
    Net loans                                           436,445       439,159
  Federal Home Loan Bank stock                            6,468         6,468
  Bank premises and equipment, net                       14,348        14,327
  Interest receivable                                     4,931         5,654
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,990         2,058
  Mortgage servicing rights                                 717           746
  Other assets                                            1,250         1,111
    Total assets                                   $    641,331  $    629,542

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $     86,967  $     87,503
    Time deposits, $100,000 and over                     74,633        67,255
    Other interest bearing                              322,757       314,050
      Total deposits                                    484,357       468,808
  Repurchase agreements and other borrowings             10,682        11,327
  Federal Home Loan Bank advances                        76,422        80,030
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        3,544         3,683
  Other liabilities                                       3,029         3,196
    Total liabilities                                   585,251       574,261

  Stockholders' equity
  Common stock                                           12,503        12,474
  Additional paid-in capital                                 84            59
  Retained earnings                                      44,848        44,062
  Accumulated other comprehensive income (loss)          (1,355)       (1,314)
    Total stockholders' equity                           56,080        55,281
    Total liabilities & stockholders' equity       $    641,331  $    629,542


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Three Months Ending
                                                     3/31/2007   3/31/2006
INTEREST INCOME:
  Loans, including fees                             $    7,957  $    6,436
  Securities available for sale                          1,572       1,535
  Other                                                    277          80
    Total interest income                                9,806       8,051
INTEREST EXPENSE:
  Deposits                                               3,794       2,736
  Other                                                  1,040         839
    Total interest expense                               4,834       3,575
  Net interest income                                    4,972       4,476
  Loan loss provision                                      150         132
  Net interest income after provision                    4,822       4,344
NON-INTEREST INCOME:
  Service charges                                        1,303       1,049
  Loan service fee income                                   16          10
  Trust department income                                  149         172
  Securities available for sale gains (losses), net         (1)         14
  Gain on sale of mortgage loans                            66          65
  Other                                                    312         230
    Total other income                                   1,845       1,540
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,776       2,260
  Occupancy expenses                                       633         560
  Amortization                                              68          24
  Advertising and marketing                                135         120
  Taxes other than payroll, property and income            171         144
  Other                                                    764         934
    Total other expenses                                 4,547       4,042
  Income before taxes                                    2,120       1,842
  Income taxes                                             558         549
Net income                                          $    1,562  $    1,293

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                   (41)       (703)

Comprehensive Income                                $    1,521  $      590

Earnings per share
Basic                                               $     0.55  $     0.48
Diluted                                                   0.54        0.48




See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except number of shares)
                                                                                    Accumulated
                                                              Additional               Other          Total
                                         ----Common Stock----  Paid-in   Retained  Comprehensive  Stockholders'
                                           Shares     Amount   Capital   Earnings     Income         Equity
Balances, December 31, 2006               2,864,586  $ 12,474   $  59    $ 44,062    $ (1,314)      $ 55,281

Common stock issued, including tax
 benefit, net (including stock grants
 of 5,095 shares)                             6,504        29      -            -           -             29

Stock based compensation expense                  -         -     25            -           -             25

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                       -         -      -            -         (41)           (41)

Net income                                        -         -      -        1,562           -          1,562

Dividends declared - $0.27 per share              -         -      -         (776)          -           (776)

Balances, March 31, 2007                  2,871,090  $ 12,503  $  84     $ 44,848    $ (1,355)     $  56,080



See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                              Three Months Ending
                                                         3/31/2007  3/31/2006
Cash Flows From Operating Activities
  Net Income                                             $   1,562  $   1,293
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and Amortization                                365        274
  Securities amortization (accretion), net                     (57)        39
  Noncash compensation expense                                  25         19
  Provision for loan losses                                    150        132
  Securities (gains) losses, net                                 1        (14)
  Originations of loans held for sale                       (2,483)    (3,866)
  Proceeds from sale of loans                                2,549      3,931
  Federal Home Loan Bank stock dividends                         -        (77)
  Gain on sale of mortgage loans                               (66)       (65)
  Changes in:
    Interest receivable                                        723       (423)
    Other assets                                              (262)       (77)
    Interest payable                                          (139)      (113)
    Other liabilities                                          (44)      (170)
      Net cash from operating activities                     2,324        883
Cash Flows From Investing Activities
  Purchases of securities available for sale               (32,251)    (2,007)
  Proceeds from sales of securities available for sale      14,539          -
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   14,019     22,053
  Net change in loans                                        2,564     (8,370)
  Purchases of bank premises and equipment                    (274)      (174)
    Net cash from investing activities                      (1,403)    11,502
Cash Flows From Financing Activities:
  Net change in deposits                                    15,549    (22,895)
  Net change in securities sold under agreements to
   repurchase, federal funds purchased
   and other borrowings                                       (645)    15,996
  Payments on Federal Home Loan Bank advances               (3,601)    (7,232)
  Proceeds from issuance of common stock                        29         47
  Dividends paid                                              (776)      (668)
    Net cash from financing activities                      10,556    (14,752)
Net change in cash and cash equivalents                     11,477     (2,367)
Cash and cash equivalents at beginning of period            19,011     14,164
Cash and cash equivalents at end of period             $    30,488    $11,797



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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

New accounting pronouncements -

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement provides clarification of the definition of fair value, methods used to measure fair value, and additional disclosures about fair value measurements. This Standard is applicable in circumstances in which other Standards require or permit assets or liabilities to be measured at fair value. Therefore, this Standard does not require any new fair value measurements. This Standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this Statement on January 1, 2008 to have a material impact on its results of operations and consolidated financial condition.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 allows companies to record certain financial assets and financial liabilities at full fair value if they so choose. SFAS No. 159 was issued to mitigate volatility in reported earnings caused by an accounting model utilizing multiple measurement attributes. The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings, which would be January 1 for the Company. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. SFAS No. 159 is effective as of the beginning of the first fiscal year after November 15, 2007, which is January 1, 2008 for the Company. The Company does not expect the adoption of this Statement to have a material impact on its results of operations and consolidated financial condition.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's results of operations and consolidated financial condition. It is the Company's policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.

2.	INVESTMENT SECURITIES

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains      Losses     Value
Available for Sale

March 31, 2007
  U.S. government agencies           $ 23,338     $  158    $   (14)  $ 23,482
  States and political subdivisions    50,863        465       (265)    51,063
  Mortgage-backed                      52,960          6     (1,142)    51,824
  Equity securities                       270         18        -          288
  Other                                 4,920        -          -        4,920
    Total                             132,351        647     (1,421)   131,577

December 31, 2006
  U.S. government agencies             31,524         93       (125)    31,492
  States and political subdivisions    43,609        703       (182)    44,130
  Mortgage-backed                      53,200        -       (1,218)    51,982
  Equity securities                       270         17        -          287
    Total                             128,603        813     (1,525)   127,891


3.	LOANS

Loans at period-end are as follows:
(in thousands)

                                      3/31/2007     12/31/2006

Commercial                           $     25,072  $     29,335
Real estate construction                   29,297        29,034
Real estate mortgage                      293,028       290,068
Agricultural                               78,424        79,627
Consumer                                   15,667        16,086
Total                                     441,488       444,150


4.	Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.



The factors used in the earnings per share computation follow:


                  Three Months Ended
                                                           March 31
                                                      2007          2006
                                                     (in thousands)

Basic Earnings Per Share
  Net Income                                       $1,562      $1,293
  Weighted average common shares outstanding        2,862       2,671
  Basic earnings per share                         $ 0.55      $ 0.48

Diluted Earnings Per Share
  Net Income                                       $1,562      $1,293
  Weighted average common shares outstanding        2,862       2,671
  Add dilutive effects of assumed exercise
   of stock options                                    10          13
  Weighted average common and dilutive
   potential common shares outstanding              2,872       2,684
  Diluted earnings per share                       $ 0.54      $ 0.48


Stock options for 30,500 shares of common stock for the three months ended March 31, 2007, and for 31,100 shares of common stock for the three months ended March 31, 2006 were excluded from diluted earnings per share because their impact was antidilutive.

5.	 Stock Compensation

The Company grants certain officers and key employees stock option awards, which vest and become fully exercisable at the end of five years. The Company also grants certain directors stock option awards, which vest and become fully exercisable immediately. The exercise price of each option, which has a ten year life, was equal to the market price of the Company's stock on the date of grant. The Company also provides to certain officers and key employees restricted stock grants, which fully vest at the end of five years. The Company records employee expense ratably over the five year period, based on the market price of the common stock on the date of grant. Total shares issuable under the restricted stock grant plan are 50,000 shares. In January 2007, 5,095 shares were granted under the plan.

The following table summarizes activity in the stock option plan for the first quarter of 2007:

                                           Three Months Ended
                                             March 31, 2007
                                                  Weighted Average
                                       Options     Exercise Price

Outstanding, beginning of year         69,914         $ 26.54
Granted                                   800           31.00
Exercised                              (1,420)          20.46
Outstanding, end of period             69,294           26.72

Options exercisable at period end      51,924           25.42

The following details stock options outstanding:

                                     March 31, 2007    December 31, 2006

Stock options vested and currently exercisable:
  Number                                 51,924              44,072
  Weighted average exercise price     $   25.42           $   24.35
  Aggregate intrinsic value           $ 269,596           $ 308,190
  Weighted average remaining
   contractual life                    56.2 months         52.3 months

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $25 thousand in stock compensation expense during the three months ended March 31, 2007 to salaries and employee benefits.

The weighted-average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing 2007 and 2006 recognized compensation expense as follows.

                                                2007           2006
     Weighted-average fair value of options
       granted during the year                 $4.22          $3.14
     Risk-free interest rate                    4.51%          4.59%
     Expected option life                     8 years        8 years
     Expected stock price volatility           12.69%          7.99%
     Expected dividend yield                    3.48%          3.39%

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

6.	Dividends per share paid for the quarter ended March 31, 2007 were $0.27 compared to $0.25 for March 31, 2006.

7.	 Components of Net Periodic Benefit Cost

                                        Three months ended March 31
                                              (in thousands)

Pension Benefits
                                             2007          2006

Service cost                               $   114       $   118
Interest cost                                  101            91
Expected return on plan assets                (109)          (99)
(Gain) loss amortization                         8            10

Net Periodic Benefit Cost                  $   114       $   120

Employer Contributions

The Company expects to contribute $503 thousand as its 2007 annual contribution to the Pension Plan. No contributions to the Pension Plan were made for the quarter ended March 31, 2007, and the Company anticipates making its annual contribution in the third quarter of 2007.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (the Company and its bank operate in areas affected by various markets, including the tobacco market); competition for the Company's customers from other providers of financial and mortgage services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company undertakes no obligation to update or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

Kentucky Bancshares, Inc. recorded net income of $1.6 million, or $0.55 basic and $0.54 diluted earnings per share for the first three months ended March 31, 2007 compared to $1.3 million, or $0.48 basic earnings per share and $0.48 diluted earnings per share for the three month period ending March 31, 2006. The first three months earnings reflects an increase of 20.8% compared to the same time period in 2006.

Return on average assets was 0.97% for the three months ended March 31, 2007 and 0.91% for the three month period ended March 31, 2006. Return on average equity was 11.1% for the three month period ended March 31, 2007 and 11.0% for the same period in 2006.

Loans decreased $2.7 million from $444.2 million on December 31, 2006 to $441.5 million on March 31, 2007. Increases in real estate construction and real estate mortgage were offset by a decrease in commercial, agricultural and consumer loans. Management attributes the decline in loans primarily to competitive pressures.

Total deposits increased from $468.8 million on December 31, 2006 to $484.4 million on March 31, 2007, an increase of $15.5 million, primarily the result of an increase in certificates of deposit, reported in time deposits, $100,000 or greater and other interest bearing deposits.

Net Interest Income

Net interest income was $5.0 million for the three months ended March 31, 2007 compared to $4.5 million for the three months ended March 31, 2006, an increase of 11.1%. The interest spread was 3.26% for the first three months of 2007 compared to 3.27% for the same period in 2006, a decrease of 1 basis point. Generally, net interest margins have remained virtually unchanged in the first three months of 2007 compared to 2006.

For the first three months, the yield on assets increased from 6.06% in 2006 to 6.62% in 2007. The cost of liabilities increased from 2.80% in 2006 to 3.36% in 2007. Year to date average loans are up $64.1 million, or 17.0% from March 31, 2006 to March 31, 2007. Approximately $51 million in loans were acquired with the Peoples Bancorp, Inc. (Peoples) merger in July 2006. Loan interest income has increased $1.5 million for the first three months of 2007 compared to the first three months of 2006. Year to date average deposits increased from March 31, 2006 to March 31, 2007, up $53.6 million, or 12.4%. About $72 million in deposits were acquired in the Peoples merger in July 2006. The decrease, excluding the Peoples merger, is a result of the loss of a public fund bid deposit and another large certificate of deposit customer. Deposit interest expense has increased $1.1 million for the first three months of 2007 compared to the same period in 2006.



Non-Interest Income

Non-interest income increased $305 thousand for the three months ended March 31, 2007 compared to the same period in 2006 to $1.8 million, due primarily to an increase in overdraft income of $258 thousand (primarily from the deposit relationships acquired with the Peoples merger in July 2006).

Gain on sale of mortgage loans were similar during the first three months of 2007 compared to the same period in 2006. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.

Non-Interest Expense

Total non-interest expenses increased $505 thousand for the three month period ended March 31, 2007 compared to the same period in 2006.

For the comparable three month periods, salaries and benefits increased $516 thousand, an increase of 22.8%. Salaries and incentives represented $371 thousand and employee benefits represented $145 thousand of the increase in salaries and employee benefits expense during these comparable periods. These increases are primarily attributable to the Peoples merger completed in July 2006.

Occupancy expenses increased $73 thousand to $633 thousand for the first three months of 2007 compared to the same period in 2006. The increase in 2007 is mainly attributable to two additional facilities acquired in the Peoples merger in July 2006.

The increase in amortization, advertising and marketing, and taxes are also primarily attributable to the Peoples merger completed in July 2006.

Other expenses decreased $170 thousand for the three months ended March 31, 2007 compared to the same time period in 2006. This is mainly a result of a one time credit of $80 thousand received in 2007 for debit card expenses, and costs related to the Peoples Bank merger incurred in the first quarter of 2006 (which were approximately $90 thousand in 2006).

Income Taxes

The tax equivalent rate for the three months ended March 31, 2007 was 26% compared to 30% in 2006. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2007, 108,379 shares have been purchased under the program. The most recent share repurchase occurred on April 18, 2007. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $30.5 million as of March 31, 2007 compared to $19.0 million at December 31, 2006. The increase in cash and cash equivalents is mainly attributable to an increase in federal funds sold resulting primarily from a decrease in loan demand and an increase in certificates of deposit. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $131.6 million at March 31, 2007. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of March 31, 2007, we have sufficient collateral to borrow an additional $28 million from the FHLB. In addition, as of March 31, 2007, over $48 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of March 31, 2007, the Company's non-performing loans totaled $3.9 million or 0.88% of loans compared to $2.6 million or 0.59% of loans at December 31, 2006. (See table below) The increase in non-accrual loans is attributable to an increase in the number of various real estate loans ($463 thousand of which is real estate construction). Real estate loans composed 84% of the non-performing loans as of March 31, 2007 and 91% as of December 31, 2006.
Forgone interest income on the non-accrual loans for both 2007 and 2006 is immaterial.

Nonperforming Assets

                                          3/31/07     12/31/06
                                             (in thousands)

Non-accrual Loans                        $    3,424  $    2,379
Accruing Loans which are
 Contractually past due
 90 days or more                                482         253
Total Nonperforming and Restructured Loans    3,906       2,632
Other Real Estate                               321         411
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    4,227  $    3,043
Nonperforming and Restructured Loans
 as a Percentage of Loans                      0.88%       0.59%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.66%       0.48%
Allowance as a Percentage of
 Period-end Loans                              1.14%       1.12%
Allowance as a Percentage of
 Non-performing and Restructured Loans          129%        164%



Provision for Loan Losses

The loan loss provision for the first three months was $150 thousand for 2007 and $132 thousand for 2006. The current level of nonperforming loans has caused management to increase the 2007 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the three month period ended March 31, 2007 were $98 thousand compared to $49 thousand for the same period in 2006. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses
                                                Three Months Ended March 31
                                                       (in thousands)
                                                   2007             2006
Balance at Beginning of Period                   $  4,991         $  4,310
Amounts Charged-off:
  Commercial                                            -                6
  Real Estate Mortgage                                 56               54
  Consumer                                            221              201
Total Charged-off Loans                               277              261
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                            1                1
  Real Estate Construction                              5                -
  Real Estate Mortgage                                  2                -
  Agricultural                                         15               21
  Consumer                                            156              190
Total Recoveries                                      179              212
Net Charge-offs                                        98               49
Provision for Loan Losses                             150              132
Balance at End of Period                            5,043            4,393
Loans
  Average                                         442,181          362,029
  At March 31                                     441,488          379,233
As a Percentage of Average Loans:
  Net Charge-offs                                    0.02%            0.01%
  Provision for Loan Losses                          0.03%            0.04%
Allowance as a Multiple of
 Net Charge-offs                                     12.9             22.4





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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of March 31, 2007 the projected percentage changes are within the Board approved limits. This period's volatility is lower when compared to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2007 is as follows:

(dollars in thousands)
PROJECTED NET INTEREST INCOME
                                                      Level
Change in basis points:               - 300   - 100   Rates   + 100    + 300

Year One  (4/07 - 3/08)

Net interest income                   21,125  21,798  22,565  23,198   23,808
Net interest income dollar change     (1,440)   (767)    N/A     633    1,243
Net interest income percentage change   -6.4%   -3.4%    N/A     2.8%     5.5%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%


The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2006 is as follows:

(dollars in thousands)
PROJECTED NET INTEREST INCOME
                                                      Level
Change in basis points:               - 300   - 100   Rates   + 100    + 300

Year One  (4/06 - 3/07)

Net interest income                   15,788  17,050  17,560  17,994   18,696
Net interest income dollar change     (1,772)   (510)    N/A     434    1,136
Net interest income percentage change  -10.1%   -2.9%    N/A     2.5%     6.5%

Board approved limit                  >-18.0%  >-6.0%    N/A   >-4.0%  >-10.0%

These projected changes in net interest income as of March 31, 2007 are slightly more when compared to the projected changes in net interest income as of March 31, 2006 for 100 basis point changes. The projected changes (for 300 basis point changes) in net interest income are less as of March 31, 2007 compared to March 31, 2006. Projections from March 31, 2007, year one reflected a decline in net interest income of 3.4% with a 100 basis point decline compared to the 2.9% decline in 2006. The 300 basis point increase in rates reflected a 5.5% increase in net interest income in 2007 compared to 6.5% in 2006.



Item 4T - CONTROLS AND PROCEDURES

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

Item 1A.    Risk Factors

      There have been no material changes in risk factors, as previously disclosed in the December 31, 2006 Form 10-K.

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

1/1/07 -
 1/31/07       -0-         N/A             N/A                91,621 shares

2/1/07 -
 2/28/07       -0-         N/A             N/A                91,621 shares

3/1/07 -
 3/31/07       -0-         N/A             N/A                91,621 shares

Total          -0-                         N/A                91,621 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2007, 108,379 shares have been purchased.



Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

The registrant's 2007 Annual Meeting of Shareholders was held May 9, 2007. Proxies were solicited by the registrant's Board of Directors. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                    Votes For        Votes Withheld
          William Arvin             2,220,506            33,892
          B. Proctor Caudill        2,220,534            33,864
          Louis Prichard            2,216,760            37,638
          Woodford Van Meter        2,221,176            33,222

The following directors have a term of office that will continue following the Annual Meeting: Henry Hinkle, Betty J. Long, Theodore Kuster, Ted McClain, Edwin S. Saunier, Robert G. Thompson and Buck Woodford.

The total number of Common Shares outstanding as of March 23, 2007, the record date for the Annual Meeting of Shareholders, was 2,871,090.

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

                              KENTUCKY BANCSHARES, INC.

Date  _____5/14/07________     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____5/14/07________     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer


2

3
17
Lexlibrary/197885.1