Form 10-Q
period 2007-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2007-08-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No   X___

Number of shares of Common Stock outstanding as of August 6, 2007:  2,855,253.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statement of Changes in
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



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                         6/30/2007     12/31/2006
Assets
  Cash and due from banks                          $     13,815  $     14,905
  Federal funds sold                                     34,336         4,106
    Cash and cash equivalents                            48,151        19,011
  Securities available for sale                         124,552       127,891
  Mortgage loans held for sale                              129           -
  Loans                                                 430,538       444,150
  Allowance for loan losses                              (4,956)       (4,991)
    Net loans                                           425,582       439,159
  Federal Home Loan Bank stock                            6,468         6,468
  Bank premises and equipment, net                       15,273        14,327
  Interest receivable                                     5,119         5,654
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,922         2,058
  Mortgage servicing rights                                 701           746
  Other assets                                            1,271         1,111
    Total assets                                   $    642,285  $    629,542

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $     98,266  $     87,503
    Time deposits, $100,000 and over                     75,016        67,255
    Other interest bearing                              318,722       314,050
      Total deposits                                    492,004       468,808
  Repurchase agreements and other borrowings             11,576        11,327
  Federal Home Loan Bank advances                        69,645        80,030
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        3,770         3,683
  Other liabilities                                       2,537         3,196
    Total liabilities                                   586,749       574,261

  Stockholders' equity
  Common stock                                           12,451        12,474
  Additional paid-in capital                                109            59
  Retained earnings                                      45,671        44,062
  Accumulated other comprehensive income (loss)          (2,695)       (1,314)
    Total stockholders' equity                           55,536        55,281
    Total liabilities & stockholders' equity       $    642,285  $    629,542



See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
 (thousands, except per share amounts)                Six Months Ending
                                                    6/30/2007   6/30/2006
INTEREST INCOME:
  Loans, including fees                             $   16,094  $   13,185
  Securities available for sale                          3,184       3,028
  Other                                                    562          83
    Total interest income                               19,840      16,296
INTEREST EXPENSE:
  Deposits                                               7,710       5,319
  Other                                                  2,011       1,990
    Total interest expense                               9,721       7,309
  Net interest income                                   10,119       8,987
  Loan loss provision                                      320         240
  Net interest income after provision                    9,799       8,747
NON-INTEREST INCOME:
  Service charges                                        2,773       2,293
  Loan service fee income                                   32          20
  Trust department income                                  274         317
  Securities available for sale gains (losses), net          3         (23)
  Gain on sale of mortgage loans                           210         104
  Other                                                    645         477
    Total other income                                   3,937       3,188
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         5,382       4,449
  Occupancy expenses                                     1,243       1,077
  Amortization                                             136          48
  Advertising and marketing                                270         240
  Taxes other than payroll, property and income            342         289
  Other                                                  1,575       1,611
    Total other expenses                                 8,948       7,714
  Income before taxes                                    4,788       4,221
  Income taxes                                           1,308       1,212
Net income                                          $    3,480  $    3,009

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                (1,381)     (1,482)

Comprehensive Income                                $    2,099  $    1,527

Earnings per share
Basic                                               $     1.22  $     1.13
Diluted                                                   1.21        1.12



See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                Three Months Ending
                                                    6/30/2007   6/30/2006
INTEREST INCOME:
  Loans, including fees                             $    8,137  $    6,749
  Securities available for sale                          1,612       1,493
  Other                                                    285           3
    Total interest income                               10,034       8,245
INTEREST EXPENSE:
  Deposits                                               3,916       2,583
  Other                                                    971       1,151
    Total interest expense                               4,887       3,734
  Net interest income                                    5,147       4,511
  Loan loss provision                                      170         108
  Net interest income after provision                    4,977       4,403
NON-INTEREST INCOME:
  Service charges                                        1,470       1,244
  Loan service fee income                                   16          10
  Trust department income                                  125         145
  Securities available for sale gains (losses), net          4         (37)
  Gain on sale of mortgage loans                           144          39
  Other                                                    333         247
    Total other income                                   2,092       1,648
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,606       2,189
  Occupancy expenses                                       610         517
  Amortization                                              68          24
  Advertising and marketing                                135         120
  Taxes other than payroll, property and income            171         145
  Other                                                    811         677
    Total other expenses                                 4,401       3,672
  Income before taxes                                    2,668       2,379
  Income taxes                                             750         663
Net income                                          $    1,918  $    1,716

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                (1,340)       (779)

Comprehensive Income                                $      578  $      937

Earnings per share
Basic                                               $     0.67  $     0.65
Diluted                                                   0.67        0.64



See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except share information)
                                                                                    Accumulated
                                                              Additional               Other          Total
                                         ----Common Stock----  Paid-in   Retained  Comprehensive  Stockholders'
                                           Shares     Amount   Capital   Earnings     Income         Equity
Balances, December 31, 2006               2,864,586  $ 12,474   $  59    $ 44,062    $ (1,314)      $ 55,281

Common stock issued, including tax
 benefit, net (including stock grants
 of 5,605 shares and employee gifts
 of 93 shares)                                7,034        32       -           -           -             32

Stock based compensation expense                  -         -      50           -           -             50

Common stock purchased and retired          (12,613)      (55)      -        (323)          -           (378)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                       -         -       -           -      (1,381)        (1,381)

Net income                                        -         -       -       3,480           -          3,480

Dividends declared - $0.54 per share              -         -       -      (1,548)          -         (1,548)

Balances, June 30, 2007                   2,859,007  $ 12,451   $ 109    $ 45,671    $ (2,695)      $ 55,536


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                              Six Months Ending
                                                        6/30/2007  6/30/2006
Cash Flows From Operating Activities
  Net Income                                            $   3,480  $   3,009
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                510        440
  Amortization                                                239        161
  Amortization of premium on debt                             (13)       (49)
  Securities amortization (accretion), net                    (78)        64
  Noncash compensation expense                                 50         33
  Provision for loan losses                                   320        240
  Securities (gains) losses, net                               (3)        23
  Originations of loans held for sale                      (5,936)    (8,140)
  Proceeds from sale of loans                               6,017      8,140
  Federal Home Loan Bank stock dividends                        -       (155)
  Gain on sale of mortgage loans                             (210)      (104)
  Changes in:
    Interest receivable                                       535       (714)
    Other assets                                             (320)    (1,121)
    Interest payable                                           87       (273)
    Other liabilities                                         153        755
      Net cash from operating activities                    4,831      2,309
Cash Flows From Investing Activities
  Purchases of securities available for sale              (39,763)    (3,176)
  Proceeds from sales of securities available for sale     19,324      3,960
  Proceeds from principal payments, maturities and
   calls of securities available for sale                  21,768     32,038
  Net change in loans                                      13,257    (13,423)
  Purchases of bank premises and equipment                 (1,456)      (306)
    Net cash from investing activities                     13,130     19,093
Cash Flows From Financing Activities:
  Net change in deposits                                   23,196    (43,002)
  Net change in securities sold under agreements to
   repurchase, federal funds purchased
   and other borrowings                                       749     11,132
  Advances from Federal Home Loan Bank                          -     45,000
  Payments on Federal Home Loan Bank advances             (10,372)   (32,463)
  Payment on note payable                                    (500)         -
  Proceeds from issuance of common stock                       32         33
  Purchase of common stock                                   (378)         -
  Dividends paid                                           (1,548)    (1,336)
    Net cash from financing activities                     11,179    (20,636)
Net change in cash and cash equivalents                    29,140        766
Cash and cash equivalents at beginning of period           19,011     14,164
Cash and cash equivalents at end of period              $  48,151  $  14,930



See Accompanying Notes



KENTUCKY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 allows companies to record certain financial assets and financial liabilities at full fair value if they so choose. SFAS No. 159 was issued to mitigate volatility in reported earnings caused by an accounting model utilizing multiple measurement attributes. The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. SFAS No. 159 is effective as of the beginning of the first fiscal year after November 15, 2007, which is January 1, 2008 for the Company. The Company does not expect the adoption of this Statement to have a material impact on its results of operations and consolidated financial condition.



The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's financial statements, and the Company had no unrecognized tax benefits at January 1, 2007 or June 30, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.


2.	INVESTMENT SECURITIES

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                   Amortized  Unrealized Unrealized   Fair
                                     Cost       Gains      Losses     Value
Available for Sale

June 30, 2007
  U.S. government agencies         $ 19,060     $   69    $   (57)  $ 19,072
  States and political subdivisions  54,411        279     (1,389)    53,301
  Mortgage-backed                    53,590        -       (1,719)    51,871
  Equity securities                     270         13        -          283
  Other                                  25        -          -           25
    Total                           127,356        361     (3,165)   124,552

December 31, 2006
  U.S. government agencies           31,524         93       (125)    31,492
  States and political subdivisions  43,609        703       (182)    44,130
  Mortgage-backed                    53,200        -       (1,218)    51,982
  Equity securities                     270         17        -          287
    Total                           128,603        813     (1,525)   127,891


3.	LOANS

Loans at period-end are as follows:
(in thousands)
                                      6/30/2007     12/31/2006

Commercial                           $     21,360  $     29,335
Real estate construction                   31,218        29,034
Real estate mortgage                      283,881       290,068
Agricultural                               77,891        79,627
Consumer                                   16,188        16,086
Total                                     430,538       444,150




4.	EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                   Six Months Ended
                                                           June 30
                                                      2007          2006
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $3,480      $3,009
  Weighted average common shares outstanding        2,860       2,668
  Basic earnings per share                         $ 1.22      $ 1.13

Diluted Earnings Per Share
  Net Income                                       $3,480      $3,009
  Weighted average common shares outstanding        2,860       2,668
  Add dilutive effects of assumed exercise
   of stock options                                    10          12
  Weighted average common and dilutive
   potential common shares outstanding              2,870       2,680
  Diluted earnings per share                       $ 1.21      $ 1.12

                  Three Months Ended
                                                            June 30
                                                      2007          2006
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $1,918      $1,716
  Weighted average common shares outstanding        2,858       2,665
  Basic earnings per share                         $ 0.67      $ 0.65

Diluted Earnings Per Share
  Net Income                                       $1,918      $1,716
  Weighted average common shares outstanding        2,858       2,665
  Add dilutive effects of assumed exercise
   of stock options                                    10          12
  Weighted average common and dilutive
   potential common shares outstanding              2,868       2,677
  Diluted earnings per share                       $ 0.67      $ 0.64


Stock options for 10,035 shares of common stock for the six months and three months ended June 30, 2007, and for 32,400 shares of common stock for the six and three months ended June 30, 2006 were excluded from diluted earnings per share because their impact was antidilutive.



5.	 STOCK COMPENSATION

The Company grants certain officers and key employees stock option awards, which vest and become fully exercisable at the end of five years. The Company also grants certain directors stock option awards, which vest and become fully exercisable immediately. The exercise price of each option, which has a ten year life, was equal to the market price of the Company's stock on the date of grant. The Company also provides to certain officers and key employees restricted stock grants, which fully vest at the end of five years. The Company records employee expense ratably over the five year period, based on the market price of the common stock on the date of grant. Total shares issuable under the restricted stock grant plan are 50,000 shares. In January 2007, 5,095 shares were granted under the plan and in May 2007, 510 shares were granted under the plan.

The following table summarizes stock option activity:
                                            Six Months Ended
                                              June 30, 2007
                                                  Weighted Average
                                       Options     Exercise Price

Outstanding, beginning of year         69,914         $ 26.54
Granted                                   800           31.00
Expired                                  (880)          31.59
Exercised                              (1,440)          20.17
Outstanding, end of period             68,394           26.66

Options exercisable at period end      51,504           25.37

The following details stock options outstanding:
                                    June 30, 2007     December 31, 2006

Stock options vested and currently exercisable:
  Number                                 51,504              44,072
  Weighted average exercise price     $   25.37           $   24.35
  Aggregate intrinsic value           $ 266,286           $ 308,190
  Weighted average remaining
   contractual life                  56.2 months         52.3 months

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $50 thousand in stock compensation expense during the six months ended June 30, 2007 to salaries and employee benefits.

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

Dividends per share paid for the quarter ended June 30, 2007 were $0.27 compared to $0.25 for June 30, 2006. This is the same rate of dividend paid for the first quarters of the respective years.

7.	 RETIREMENT PLAN

Components of Net Periodic Benefit Cost

                                         Six months ended June 30
                                              (in thousands)

Pension Benefits
                                            2007          2006

Service cost                              $   227       $   236
Interest cost                                 202           182
Expected return on plan assets               (217)         (199)
(Gain) loss amortization                       17            21

Net Periodic Benefit Cost                 $   229       $   240

                                        Three months ended June 30
                                              (in thousands)

Pension Benefits
                                            2007          2006

Service cost                              $   113       $   118
Interest cost                                 101            91
Expected return on plan assets               (108)         (100)
(Gain) loss amortization                        9            11

Net Periodic Benefit Cost                 $   115       $   120

Employer Contributions

The Company contributed $503 thousand as its 2007 annual contribution to the Pension Plan in July 2007.



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (the Company and its bank operate in areas affected by various markets); competition for the Company's customers from other providers of financial and mortgage services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company undertakes no obligation to update or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

Kentucky Bancshares, Inc. recorded net income of $3.5 million, or $1.22 basic earnings per share and $1.21 diluted earnings per share for the first six months ended June 30, 2007 compared to $3.0 million, or $1.13 basic earnings per share and $1.12 diluted earnings per share for the six month period ending June 30, 2006. The first six months earnings reflects an increase of 15.6% compared to the same time period in 2006. The earnings for the three months ended June 30, 2007 were $1.9 million, or $0.67 basic and diluted earnings per share for the three month period ending June 30, 2007 compared to $1.7 million, or $0.65 basic earnings per share and $0.64 diluted earnings per share for the three month period ending June 30, 2006. This three months period earnings reflects an increase of 11.8% compared to the same time period in 2006. The issuance of 198,836 shares of common stock, in connection with our merger with Peoples Bancorp, Inc., had a slightly dilutive effect on earnings per share.

Return on average assets was 1.08% for the six months ended June 30, 2007 and 1.07% for the six month period ended June 30, 2006. Return on average equity was 12.3% for the six month period ended June 30, 2007 and 12.8% for the same period in 2006. Return on average assets was 1.20% for the three months ended June 30, 2007 and 1.23% for the three month period June 30, 2006. Return on average equity was 13.6% for the three months ended June 30, 2007 and 14.6% for the same time period in 2006.

Loans decreased $13.6 million from $444.1 million on December 31, 2006 to $430.5 million on June 30, 2007. Increases in real estate construction and consumer loans were offset by a decrease in commercial, real estate mortgage and agricultural loans. Management attributes the decline in loans to the slow down in the real estate economy and to competitive pressures.

Total deposits increased from $468.8 million on December 31, 2006 to $492.0 million on June 30, 2007, an increase of $23.2 million, primarily the result of an increase in certificates of deposit, reported in time deposits, $100,000 or greater and non-interest bearing deposits.



Net Interest Income

Net interest income was $10.1 million for the six months ended June 30, 2007 compared to $9.0 million for the six months ended June 30, 2006, an increase of 12.6%. The interest spread was 3.31% for the first six months of 2007 compared to 3.30% for the same period in 2006, an increase of 1 basis point. Net interest income was $5.1 million for the three months ended June 30, 2007 compared to $4.5 million for the three months ended June 30, 2006, an increase of 14.1%. The interest spread 3.36% for the three month period ended June 30, 2007 compared to 3.34% for the same period in 2006, an increase of 2 basis points. Net interest margins have remained virtually unchanged in 2007 compared to 2006.

For the first six months, the yield on assets increased from 6.18% in 2006 to 6.68% in 2007. The cost of liabilities increased from 2.88% in 2006 to 3.37% in 2007. Year to date average loans are up $59.4 million, or 15.6% from June 30, 2006 to June 30, 2007. Approximately $51 million in loans were acquired with the Peoples Bancorp, Inc. (Peoples) merger in July 2006. Loan interest income has increased $2.9 million for the first six months of 2007 compared to the first six months of 2006. Year to date average deposits increased from June 30, 2006 to June 30, 2007, up $72.5 million, or 17.5%. About $72 million in deposits were acquired in the Peoples merger in July 2006. The slight increase, excluding the Peoples merger, is a result of slower deposit growth, resulting from the loss of a large certificate of deposit customer and public
funds placed by competitive bid.   Deposit interest expense has increased $2.4
million for the first six months of 2007 compared to the same period in 2006.

As of June 30, 2007, the Company has over $23 million in public fund bid deposits that it anticipates losing during the third quarter. This decrease in deposits will be offset by a decrease in federal funds sold. Because of the higher rate paid on these deposits, no negative impact on net interest income is expected.

Non-Interest Income

Non-interest income increased $749 thousand for the six months ended June 30, 2007 compared to the same period in 2006 to $3.9 million, due primarily to an increase in overdraft income of $456 thousand (primarily from the deposit relationships acquired with the Peoples merger in July 2006). The $444 thousand increase in non-interest income for the three months ended June 30, 2007 compared to the same time period in 2006 is due primarily to an increase in service charges of $226 thousand.

Gain on sale of mortgage loans increased from $104 thousand in the first six months of 2006 to $210 thousand during the first six months of 2007. The increase was $105 thousand for the three month period June 30, 2007 compared to the same time period in 2006. A selected group of loans sold servicing released account for most of the increase. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.



Non-Interest Expense

Total non-interest expenses increased $1.2 million for the six month period ended June 30, 2007 compared to the same period in 2006. For the three month period ended June 30, 2007 total non-interest expense increased $729 thousand.

For the comparable six month periods, salaries and benefits increased $933 thousand, an increase of 21.0%. Salaries and incentives represented $700 thousand and employee benefits represented $233 thousand of the increase in salaries and employee benefits expense during these comparable periods. Salaries and benefits increased $417 thousand for the three month period ended June 30, 2007 compared to the same time period in 2006. These increases are primarily attributable to the Peoples merger completed in July 2006.

Occupancy expenses increased $166 thousand to $1.2 million for the first six months of 2007 compared to the same time period in 2006. Occupancy expenses increased $93 thousand for the three month period ended June 30, 2007 compared to the same time period in 2006. The increase in 2007 is mainly attributable to two additional facilities acquired in the Peoples merger in July 2006.
With the upcoming opening of additional facilities in Paris, Morehead and Nicholasville, occupancy expense is expected to increase starting in the fourth quarter of 2007.

The increases in amortization, advertising and marketing, and taxes are also primarily attributable to the Peoples merger completed in July 2006.

Other expenses decreased $36 thousand for the six months ended June 30, 2007 compared to the same time period in 2006. For the three month period ended June 30, 2007 other expenses increased $134 thousand compared to the three month period ended June 30, 2006. The year to date decrease is mainly a result of a one time credit of $80 thousand received in the first quarter of 2007 for debit card expenses. In addition, one-time costs (approximately $41 thousand in the first six months of 2006), related to the Peoples Bank merger, incurred in 2006 inflated 2006 expenses.

In August 2007, the Company will outsource its account processing to 0Fiserv, Inc. Alternative uses for the mainframe computer are being investigated, but currently there are not any definite plans. The Company does not expect this to have a material impact on its results of operations and consolidated financial condition.

Income Taxes

The effective tax rate for the six months ended June 30, 2007 was 27% compared to 29% in 2006. The effective tax rates for the three months ended June 30,
2007 and June 30, 2006 were 28%.   These rates are less than the statutory
rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2007, 130,823 shares have been purchased under the program. The most recent share repurchase occurred on August 1, 2007. The repurchase program has had a positive effect on earnings per share calculations.



Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meeting the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $48.2 million as of June 30, 2007 compared to $19.0 million at December 31, 2006. The increase in cash and cash equivalents is mainly attributable to an increase in federal funds sold resulting primarily from a decrease in loan demand and an increase in deposits. These excess federal funds sold are held in anticipation of the withdrawal during the third quarter of 2007 of public funds placed by competitive bid. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $124.6 million at June 30, 2007. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of June 30, 2007, we have sufficient collateral to borrow an additional $36 million from the FHLB. In addition, as of June 30, 2007, over $48 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of June 30, 2007, the Company's non-performing loans totaled $5.2 million or 1.20% of loans compared to $2.6 million or 0.59% of loans at December 31, 2006. (See table below) The Company experienced an increase of $2.5 million in non-accrual loans secured by various real estate loans. As of June 30, 2007, non-accruals loans include $3.2 million in loans secured by 1-4 property and $1.0 million in real estate construction. The Company believes these increases are attributable to the general softening of the real estate market. Real estate loans composed 99% of the non-performing loans as of June 30, 2007 and 91% as of December 31, 2006. Forgone interest income on the non-accrual loans for both 2007 and 2006 is immaterial.

Nonperforming Assets
                                          6/30/07     12/31/06
                                             (in thousands)

Non-accrual Loans                        $    4,622  $    2,379
Accruing Loans which are
 Contractually past due
 90 days or more                                540         253
Total Nonperforming and Restructured          5,162       2,632
Other Real Estate                               299         411
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    5,461  $    3,043
Nonperforming and Restructured Loans
 as a Percentage of Loans                      1.20%       0.59%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.85%       0.48%
Allowance as a Percentage of
 Period-end Loans                              1.15%       1.12%
Allowance as a Percentage of
 Non-performing and Restructured Loans           96%        164%

Provision for Loan Losses

The loan loss provision for the first six months was $320 thousand for 2007 and $240 thousand for the same period in 2006. The loan loss provision for the three months ended June 30, 2007 was $170 thousand and $108 thousand for the same period in 2006. The current level of nonperforming loans has caused management to increase the 2007 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the six month period ended June 30, 2007 were $355 thousand compared to $142 thousand for the same period in 2006. Net charge-offs for the three month period ended June 30, 2007 were $257 thousand compared to $93 thousand for the same period in 2006. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.



Loan Losses
                                                    Six Months Ended June 30
                                                         (in thousands)
                                                     2007             2006
Balance at Beginning of Period                   $   4,991        $   4,310
Amounts Charged-off:
  Commercial                                           127               15
  Real Estate Mortgage                                  91               54
  Agricultural                                         -                  3
  Consumer                                             482              524
Total Charged-off Loans                                700              596
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             1                1
  Real Estate Construction                              10                -
  Real Estate Mortgage                                   2                -
  Agricultural                                          29               21
  Consumer                                             303              432
Total Recoveries                                       345              454
Net Charge-offs                                        355              142
Provision for Loan Losses                              320              240
Balance at End of Period                             4,956            4,408
Loans
  Average                                          439,559          380,172
  At June 30                                       430,538          384,193
As a Percentage of Average Loans:
  Net Charge-offs                                     0.08%            0.04%
  Provision for Loan Losses                           0.07%            0.06%
Allowance as a Multiple of
 Net Charge-offs                                       7.0             15.5

Loan Losses
                                                     Quarter Ended June 30
                                                        (in thousands)
                                                     2007             2006
Balance at Beginning of Period                   $   5,043        $   4,393
Amounts Charged-off:
  Commercial                                           127                9
  Real Estate Mortgage                                  35                -
  Agricultural                                           -                3
  Consumer                                             261              323
Total Charged-off Loans                                423              335
Recoveries on Amounts
 Previously Charged-off:
  Real Estate Construction                               5                -
  Agricultural                                          14                -
  Consumer                                             147              242
Total Recoveries                                       166              242
Net Charge-offs                                        257               93
Provision for Loan Losses                              170              108
Balance at End of Period                             4,956            4,408
Loans
  Average                                          436,937          398,315
  At June 30                                       430,538          384,193
As a Percentage of Average Loans:
  Net Charge-offs                                     0.06%            0.02%
  Provision for Loan Losses                           0.04%            0.03%
Allowance as a Multiple of
 Net Charge-offs                                       4.8             11.8




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

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations. The Bank has no market risk sensitive instruments held for trading purposes.

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of June 30, 2007 the projected percentage changes are within the Board approved limits. This period's volatility is similar to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2007 is as follows:

(dollars in thousands)
PROJECTED NET INTEREST INCOME
                                                      Level
Change in basis points:               - 300   - 100   Rates   + 100    + 300

Year One  (7/07 - 6/08)

Net interest income                   22,916  23,368  23,831  24,181   24,563
Net interest income dollar change       (915)   (463)    N/A     350      732
Net interest income percentage change   -3.8%   -1.9%    N/A     1.5%     3.1%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%


The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2006 is as follows:

(dollars in thousands)
PROJECTED NET INTEREST INCOME
                                                      Level
Change in basis points:               - 300   - 100   Rates   + 100    + 300

Year One  (7/06 - 6/07)

Net interest income                   16,592  16,768  17,142  17,430   17,712
Net interest income dollar change       (550)   (374)    N/A     288      570
Net interest income percentage change   -3.2%   -2.2%    N/A     1.7%     3.3%

Board approved limit                  >-18.0%  >-6.0%    N/A   >-4.0%  >-10.0%



These projected changes in net interest income as of June 30, 2007 are slightly different when compared to the projected changes in net interest income as of June 30, 2006 for the 100 and 300 basis point changes. Projections from June 30, 2007, year one reflected a decline in net interest income of 1.9% with a 100 basis point decline compared to the 2.2% decline in 2006. The 100 basis point increase in rates reflected a 1.5% increase in net interest income in 2007 compared to 1.7% in 2006.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the June 30, 2007 balance sheet, a 300 basis point increase in rates results in a 28% decline in EVE. A 300 basis point decrease in rates results in a 14% increase in EVE. These are within the Board approved limits.


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



Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs
4/1/07 -
 4/30/07       588      $29.71             588                81,202 shares

5/1/07 -
 5/31/07     6,804       29.56           6,804                74,398 shares

6/1/07 -
 6/30/07     5,221       30.44           5,221                69,177 shares

Total       12,613                      12,613                69,177 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2007, 130,823 shares have been purchased.

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

                              KENTUCKY BANCSHARES, INC.

Date  _____8/14/07________    __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____8/14/07________    __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer
2

3
13
Lexlibrary/197885.1