Form 10-Q
period 2007-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2007-11-13
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
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

Number of shares of Common Stock outstanding as of November 9, 2007:
2,850,889.


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



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                          9/30/2007    12/31/2006
Assets
  Cash and due from banks                          $     13,420  $     14,905
  Federal funds sold                                      9,188         4,106
    Cash and cash equivalents                            22,608        19,011
  Securities available for sale                         125,596       127,891
  Mortgage loans held for sale                              255             -
  Loans                                                 423,130       444,150
  Allowance for loan losses                              (4,781)       (4,991)
    Net loans                                           418,349       439,159
  Federal Home Loan Bank stock                            6,468         6,468
  Bank premises and equipment, net                       16,035        14,327
  Interest receivable                                     5,706         5,654
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,855         2,058
  Mortgage servicing rights                                 691           746
  Other assets                                            1,310         1,111
    Total assets                                   $    611,990  $    629,542

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $     87,409  $     87,503
    Time deposits, $100,000 and over                     81,251        67,255
    Other interest bearing                              294,116       314,050
      Total deposits                                    462,776       468,808
  Repurchase agreements and other borrowings             13,042        11,327
  Federal Home Loan Bank advances                        64,306        80,030
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        4,351         3,683
  Other liabilities                                       2,807         3,196
    Total liabilities                                   554,499       574,261

  Stockholders' equity
  Common stock                                           12,440        12,474
  Additional paid-in capital                                134            59
  Retained earnings                                      46,362        44,062
  Accumulated other comprehensive income (loss)          (1,445)       (1,314)
    Total stockholders' equity                           57,491        55,281
    Total liabilities & stockholders' equity       $    611,990  $    629,542



See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Nine Months Ending
                                                     9/30/2007   9/30/2006
INTEREST INCOME:
  Loans, including fees                             $   24,106  $   20,911
  Securities available for sale                          4,774       4,779
  Other                                                    761          99
    Total interest income                               29,641      25,789
INTEREST EXPENSE:
  Deposits                                              11,373       8,593
  Other                                                  3,001       3,359
    Total interest expense                              14,374      11,952
  Net interest income                                   15,267      13,837
  Loan loss provision                                      650         334
  Net interest income after provision                   14,617      13,503
NON-INTEREST INCOME:
  Service charges                                        4,194       3,767
  Loan service fee income                                   46          28
  Trust department income                                  395         455
  Securities available for sale gains (losses), net         33          41
  Gain on sale of mortgage loans                           312         178
  Other                                                  1,002         758
    Total other income                                   5,982       5,227
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         8,051       6,985
  Occupancy expenses                                     1,864       1,705
  Amortization                                             204         116
  Advertising and marketing                                405         363
  Taxes other than payroll, property and income            513         439
  Other                                                  2,503       2,550
    Total other expenses                                13,540      12,158
  Income before taxes                                    7,059       6,572
  Income taxes                                           1,909       1,849
Net income                                          $    5,150  $    4,723

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  (112)        494

Comprehensive Income                                $    5,038  $    5,217

Earnings per share
Basic                                               $     1.80  $     1.73
Diluted                                                   1.79        1.72




See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Three Months Ending
                                                     9/30/2007   9/30/2006
INTEREST INCOME:
  Loans, including fees                             $    8,012  $    7,726
  Securities available for sale                          1,590       1,751
  Other                                                    199          16
    Total interest income                                9,801       9,493
INTEREST EXPENSE:
  Deposits                                               3,663       3,274
  Other                                                    990       1,369
    Total interest expense                               4,653       4,643
  Net interest income                                    5,148       4,850
  Loan loss provision                                      330          94
  Net interest income after provision                    4,818       4,756
NON-INTEREST INCOME:
  Service charges                                        1,421       1,474
  Loan service fee income                                   14           8
  Trust department income                                  121         138
  Securities available for sale gains (losses), net         30          64
  Gain on sale of mortgage loans                           102          74
  Other                                                    357         281
    Total other income                                   2,045       2,039
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,669       2,536
  Occupancy expenses                                       621         628
  Amortization                                              68          68
  Advertising and marketing                                135         123
  Taxes other than payroll, property and income            171         150
  Other                                                    928         939
    Total other expenses                                 4,592       4,444
  Income before taxes                                    2,271       2,351
  Income taxes                                             601         637
Net income                                          $    1,670  $    1,714

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                 1,269       1,976

Comprehensive Income                                $    2,939  $    3,690

Earnings per share
Basic                                               $     0.58  $     0.60
Diluted                                                   0.58        0.60



See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except share information)
                                                                                    Accumulated
                                                              Additional               Other          Total
                                         ----Common Stock----  Paid-in   Retained  Comprehensive  Stockholders'
                                           Shares     Amount   Capital   Earnings     Income         Equity
Balances, December 31, 2006               2,864,586  $ 12,474   $  59    $ 44,062    $ (1,314)      $ 55,281

Common stock issued, including tax
 benefit, net (including stock grants
 of 5,605 shares and employee gifts
 of 93 shares)                                8,554        56       -           -           -             56

Stock based compensation expense                  -         -      75           -           -             75

Common stock purchased and retired          (20,469)      (90)      -        (531)          -           (621)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                       -         -       -           -        (112)          (112)

Net change in SFAS No. 158, net of tax            -         -       -           -         (19)           (19)

Net income                                        -         -       -       5,150           -          5,150

Dividends declared - $0.81 per share              -         -       -      (2,319)          -         (2,319)

Balances, September 30, 2007              2,852,671  $ 12,440   $ 134    $ 46,362    $ (1,445)      $ 57,491


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                               Nine Months Ending
                                                         9/30/2007  9/30/2006
Cash Flows From Operating Activities
  Net Income                                              $ 5,150    $ 4,723
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                                772        709
  Amortization                                                361        289
  Accretion of premium on debt                                (20)       (56)
  Securities amortization (accretion), net                   (131)        33
  Noncash compensation expense                                 75         49
  Provision for loan losses                                   650        334
  Securities (gains) losses, net                              (33)       (41)
  Originations of loans held for sale                     (10,356)   (11,624)
  Proceeds from sale of loans                              10,413     11,802
  Federal Home Loan Bank stock dividends                        -       (246)
  Gain on sale of mortgage loans                             (312)      (178)
  Changes in:
    Interest receivable                                       (52)    (2,093)
    Other assets                                             (422)     1,364
    Interest payable                                          668        175
    Other liabilities                                        (230)       724
      Net cash from operating activities                    6,533      5,964
Cash Flows From Investing Activities
  Purchases of securities available for sale              (70,496)    (3,215)
  Proceeds from sales of securities available for sale     19,324     17,486
  Proceeds from principal payments, maturities and
   calls of securities available for sale                  53,461     36,542
  Cash paid in bank acquisition                                 -     (6,411)
  Net change in loans                                      20,160    (17,157)
  Purchases of bank premises and equipment                 (2,480)    (1,448)
    Net cash from investing activities                     19,969     25,797
Cash Flows From Financing Activities:
  Net change in deposits                                   (6,032)   (48,851)
  Net change in securities sold under agreements to
   repurchase, federal funds purchased and
   other borrowings                                         2,215     15,097
  Advances from Federal Home Loan Bank                          -     80,000
  Payments on Federal Home Loan Bank advances             (15,704)   (78,118)
  Proceeds from note payable                                    -      8,000
  Payment on note payable                                    (500)    (7,000)
  Proceeds from issuance of common stock                       56         33
  Purchase of common stock                                   (621)      (356)
  Dividends paid                                           (2,319)    (2,052)
    Net cash from financing activities                    (22,905)   (33,247)
Net change in cash and cash equivalents                     3,597     (1,486)
Cash and cash equivalents at beginning of period           19,011     14,164
Cash and cash equivalents at end of period               $ 22,608   $ 12,678



See Accompanying Notes



KENTUCKY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New accounting pronouncements -

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement provides clarification of the definition of fair value, methods used to measure fair value, and additional disclosures about fair value measurements. This Standard is applicable in circumstances in which other Standards require or permit assets or liabilities to be measured at fair value. Therefore, this Standard does not require any new fair value measurements. This Standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact, if any, the adoption of this Statement on January 1, 2008 will have on its results of operations and consolidated financial condition.

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



The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements, and the Company had no unrecognized tax benefits at January 1, 2007 or September 30, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007 or September 30, 2007.


2.	INVESTMENT SECURITIES

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                   Amortized  Unrealized Unrealized   Fair
                                     Cost       Gains      Losses     Value
Available for Sale

  September 30, 2007
    U.S. government agencies         $ 19,110   $    375   $      -   $ 19,485
    States and political subdivisions  55,657        422       (658)    55,421
    Mortgage-backed                    51,441         31     (1,069)    50,403
    Equity securities                     270         17          -        287
      Total                           126,478        845     (1,727)   125,596

December 31, 2006
  U.S. government agencies           31,524         93       (125)    31,492
  States and political subdivisions  43,609        703       (182)    44,130
  Mortgage-backed                    53,200          -     (1,218)    51,982
  Equity securities                     270         17        -          287
    Total                           128,603        813     (1,525)   127,891


3.	LOANS

Loans at period-end are as follows:
(in thousands)
                                          9/30/2007    12/31/2006

  Commercial                             $   21,967    $   29,335
  Real estate construction                   27,768        29,034
  Real estate mortgage                      276,827       290,068
  Agricultural                               80,723        79,627
  Consumer                                   15,845        16,086
   Total                                    423,130       444,150




4.	EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                   Nine Months Ended
                                                      September 30
                                                    2007        2006
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $5,150      $4,723
  Weighted average common shares outstanding        2,855       2,730
  Basic earnings per share                         $ 1.80      $ 1.73

Diluted Earnings Per Share
  Net Income                                       $5,150      $4,723
  Weighted average common shares outstanding        2,855       2,730
  Add dilutive effects of assumed exercise
   of stock options                                    10          11
  Weighted average common and dilutive
   potential common shares outstanding              2,865       2,741
  Diluted earnings per share                       $ 1.79      $ 1.72

                  Three Months Ended
                                                      September 30
                                                    2007        2006
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $1,670      $1,714
  Weighted average common shares outstanding        2,845       2,854
  Basic earnings per share                         $ 0.58      $ 0.60

Diluted Earnings Per Share
  Net Income                                       $1,670      $1,714
  Weighted average common shares outstanding        2,845       2,854
  Add dilutive effects of assumed exercise
   of stock options                                    10          11
  Weighted average common and dilutive
   potential common shares outstanding              2,855       2,865
  Diluted earnings per share                       $ 0.58      $ 0.60


Stock options for 10,407 shares of common stock for the nine months and three months ended September 30, 2007, and for 32,400 shares of common stock for the nine and three months ended September 30, 2006 were excluded from diluted earnings per share because their impact was antidilutive.



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

The following table summarizes stock option activity:

                                          Nine Months Ended
                                          September 30, 2007
                                                  Weighted Average
                                       Options     Exercise Price

Outstanding, beginning of year         69,914         $ 26.54
Granted                                   800           31.00
Expired                                  (880)          31.59
Exercised                              (2,960)          20.17
Outstanding, end of period             66,874           26.81

Options exercisable at period end      49,984           25.68

The following details stock options outstanding:

                                     September 30, 2007   December 31, 2006

Stock options vested and
 currently exercisable:
  Number                                   49,984              44,072
  Weighted average exercise price       $   25.68           $   24.35
  Aggregate intrinsic value             $ 391,875           $ 308,190
  Weighted average remaining
   contractual life                    51.5 months         52.3 months

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $75 thousand in stock compensation expense during the nine months ended September 30, 2007 to salaries and employee benefits.

The weighted-average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing 2007 and 2006 recognized compensation expense follow:

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

Dividends per share paid for the quarter ended September 30, 2007 were $0.27 compared to $0.25 for September 30, 2006. This is the same rate of dividend paid for the first two quarters of the respective years.

7.	 RETIREMENT PLAN

Components of Net Periodic Benefit Cost

                                      Nine months ended September 30
                                              (in thousands)

Pension Benefits
                                            2007          2006

Service cost                              $   355       $   354
Interest cost                                 304           273
Expected return on plan assets               (328)         (298)
(Gain) loss amortization                       26            31

Net Periodic Benefit Cost                 $   357       $   360

                                     Three months ended September 30
                                              (in thousands)

Pension Benefits
                                            2007          2006

Service cost                              $   128       $   118
Interest cost                                 102            91
Expected return on plan assets               (111)          (99)
(Gain) loss amortization                        9            10

Net Periodic Benefit Cost                 $   128       $   120

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

Summary

Kentucky Bancshares, Inc. recorded net income of $5.2 million, or $1.80 basic earnings per share and $1.79 diluted earnings per share for the first nine months ended September 30, 2007 compared to $4.7 million, or $1.73 basic earnings per share and $1.72 diluted earnings per share for the nine month period ending September 30, 2006. The first nine months earnings reflects an increase of 9.0% compared to the same time period in 2006. The earnings for the three months ended September 30, 2007 were $1.7 million, or $0.58 basic and diluted earnings per share for the three month period ending September 30, 2007 compared to $1.7 million, or $0.60 basic and diluted earnings per share for the three month period ending September 30, 2006. This three months period earnings reflects a decrease of 2.6% compared to the same time period in 2006. The issuance of 198,836 shares of common stock, in connection with our merger with Peoples Bancorp, Inc. in July 2006, had a slightly dilutive effect on earnings per share.

Return on average assets was 1.08% for the nine months ended September 30, 2007 and for the nine month period ended September 30, 2006. Return on average equity was 12.2% for the nine month period ended September 30, 2007 and 12.9% for the same period in 2006. Return on average assets was 1.08% for the three months ended September 30, 2007 and 1.09% for the three month period September 30, 2006. Return on average equity was 12.0% for the three months ended September 30, 2007 and 13.0% for the same time period in 2006.

Loans decreased $21.0 million from $444.1 million on December 31, 2006 to $423.1 million on September 30, 2007. Increases in agricultural loans were offset by a decrease in commercial, real estate mortgage, real estate construction and consumer loans. Management attributes the decline in loans to the slow down in the real estate economy and to competitive pressures.

Total deposits decreased from $468.8 million on December 31, 2006 to $462.8 million on September 30, 2007, a decrease of $6.0 million. This decrease is primarily the result of an increase in certificates of deposit, reported in time deposits, $100,000 or greater, but offset by a decrease in other interest bearing deposits (the loss of public funds placed by competitive bid during the third quarter).



Net Interest Income

Net interest income was $15.3 million for the nine months ended September 30, 2007 compared to $13.8 million for the nine months ended September 30, 2006, an increase of 10.3%. The interest spread was 3.35% for the first nine months of 2007 compared to 3.27% for the same period in 2006, an increase of 8 basis points. Net interest income was $5.1 million for the three months ended September 30, 2007 compared to $4.8 million for the three months ended September 30, 2006, an increase of 6.1%. The interest spread for the three month period ended September 30, 2007 was 3.44% compared to 3.22% for the same period in 2006, an increase of 22 basis points. Net interest margins have increased slightly in 2007 compared to 2006.

For the first nine months, the yield on assets increased from 6.27% in 2006 to 6.70% in 2007. The cost of liabilities increased from 3.00% in 2006 to 3.35% in 2007. Year to date average loans are up $38.3 million, or 9.6% from September 30, 2006 to September 30, 2007. Approximately $51 million in loans were acquired with the Peoples Bancorp, Inc. (Peoples) merger in July 2006. Loan interest income has increased $3.2 million for the first nine months of 2007 compared to the first nine months of 2006. Year to date average deposits increased from September 30, 2006 to September 30, 2007, up $53.4 million, or 12.4%. About $72 million in deposits were acquired in the Peoples merger in July 2006. The slight increase, excluding the Peoples merger, is a result of slower deposit growth, resulting from the loss of a large certificate of deposit customer and public funds placed by competitive bid. Deposit interest expense has increased $2.8 million for the first nine months of 2007 compared to the same period in 2006.

Non-Interest Income

Non-interest income increased $755 thousand for the nine months ended September 30, 2007 compared to the same period in 2006 to $6.0 million, due primarily to an increase in overdraft income of $414 thousand (primarily from the deposit relationships acquired with the Peoples merger in July 2006). There was a slight increase in non-interest income for the three months ended September 30, 2007 compared to the same time period in 2006.

Gain on sale of mortgage loans increased from $178 thousand in the first nine months of 2006 to $312 thousand during the first nine months of 2007. The increase was $28 thousand for the three month period ended September 30, 2007 compared to the same time period in 2006. A selected group of loans sold servicing released account for most of the increase. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.



Non-Interest Expense

Total non-interest expenses increased $1.4 million for the nine month period ended September 30, 2007 compared to the same period in 2006. For the three month period ended September 30, 2007 total non-interest expense increased $148 thousand.

For the comparable nine month periods, salaries and benefits increased $1.1 million, an increase of 15.3%. Salaries and incentives represented $804 thousand and employee benefits represented $263 thousand of the increase in salaries and employee benefits expense during these comparable periods. Salaries and benefits increased $133 thousand for the three month period ended September 30, 2007 compared to the same time period in 2006. These increases are primarily attributable to the Peoples merger completed in July 2006.

Occupancy expenses increased $159 thousand to $1.9 million for the first nine months of 2007 compared to the same time period in 2006. Occupancy expenses decreased $7 thousand for the three month period ended September 30, 2007 compared to the same time period in 2006. The increase in year to date 2007 is mainly attributable to two additional facilities acquired in the Peoples merger in July 2006. With the upcoming opening of additional facilities in Paris, Morehead and Nicholasville, occupancy expense is expected to increase starting in the fourth quarter of 2007.

The increases in amortization, advertising and marketing, and taxes are also primarily attributable to the Peoples merger completed in July 2006.

Other expenses decreased $47 thousand for the nine months ended September 30, 2007 compared to the same time period in 2006. For the three month period ended September 30, 2007 other expenses decreased $11 thousand compared to the three month period ended September 30, 2006. The year to date decrease is mainly a result of a one time credit of $80 thousand received in the first quarter of 2007 for debit card expenses. In addition, one-time costs (approximately $41 thousand in the first six months of 2006), related to the Peoples Bank merger, incurred in 2006 inflated 2006 expenses.

In August 2007, the Company starting outsourcing its account processing to Fiserv, Inc. The Company does not expect this to have a material impact on its results of operations and consolidated financial condition.

Income Taxes

The effective tax rate for the nine months ended September 30, 2007 was 27% compared to 28% in 2006. The effective tax rate for the three months ended September 30, 2007 was 26% compared to 27% for the same time period in 2006. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2007, 138,679 shares have been purchased under the program. The most recent share repurchase occurred on November 2, 2007. The repurchase program has had a positive effect on earnings per share calculations.



Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $22.6 million as of September 30, 2007 compared to $19.0 million at December 31, 2006. The increase in cash and cash equivalents is mainly attributable to an increase in federal funds sold resulting primarily from a decrease in loan demand. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities available for sale totaled $125.6 million at September 30, 2007. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of September 30, 2007, we have sufficient collateral to borrow an additional $41 million from the FHLB. In addition, as of September 30, 2007, over $48 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of September 30, 2007, the Company's non-performing loans totaled $4.4 million or 1.03% of loans compared to $2.6 million or 0.59% of loans at December 31, 2006. (See table below) The Company experienced an increase of $1.7 million in non-accrual loans secured by various real estate loans from December 31, 2006 to September 30, 2007. As of September 30, 2007, non-accrual loans include $2.6 million in loans secured by 1-4 property and $1.0 million in real estate construction. The Company believes these increases are attributable to the general softening of the real estate market, including the residential construction market. Real estate loans composed 94% of the non-performing loans as of September 30, 2007 and 91% as of December 31, 2006. Forgone interest income on the non-accrual loans for both 2007 and 2006 is immaterial.

Nonperforming Assets
                                          9/30/07     12/31/06
                                             (in thousands)

Non-accrual Loans                        $    4,276  $    2,379
Accruing Loans which are
 Contractually past due
 90 days or more                                102         253
Total Nonperforming and Restructured          4,378       2,632
Other Real Estate                               705         411
Total Nonperforming and Restructured
 Loans and Other Real Estate             $    5,083  $    3,043
Nonperforming and Restructured Loans
 as a Percentage of Loans                      1.03%       0.59%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               0.83%       0.48%
Allowance as a Percentage of
 Period-end Loans                              1.13%       1.12%
Allowance as a Percentage of
 Non-performing and Restructured Loans          109%        164%

Provision for Loan Losses

The loan loss provision for the first nine months was $650 thousand for 2007 and $334 thousand for the same period in 2006. The loan loss provision for the three months ended September 30, 2007 was $330 thousand and $94 thousand for the same period in 2006. The current level of nonperforming loans has caused management to increase the 2007 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the nine month period ended September 30, 2007 were $860 thousand compared to $278 thousand for the same period in 2006. Net charge-offs for the three month period ended September 30, 2007 were $505 thousand compared to $136 thousand for the same period in 2006. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.



Loan Losses
                                               Nine Months Ended September 30
                                                       (in thousands)
                                                   2007             2006
Balance at Beginning of Period                $      4,991     $      4,310
Amounts Charged-off:
  Commercial                                           127               15
  Real Estate Construction                             330               28
  Real Estate Mortgage                                 167              135
  Agricultural                                          25                3
  Consumer                                             693              682
Total Charged-off Loans                              1,342              863
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             5                2
  Real Estate Construction                              14                -
  Real Estate Mortgage                                   2                2
  Agricultural                                          64               21
  Consumer                                             397              560
Total Recoveries                                       482              585
Net Charge-offs                                        860              278
Provision for Loan Losses                              650              334
Peoples Bank Reserve Acquired                            -              776
Balance at End of Period                             4,781            5,142
Loans
  Average                                          435,797          397,492
  At September 30                                  423,130          439,492
As a Percentage of Average Loans:
  Net Charge-offs                                     0.20%            0.07%
  Provision for Loan Losses                           0.15%            0.08%
Allowance as a Multiple of
 Net Charge-offs                                       4.2             13.9



Loan Losses
                                                Quarter Ended September 30
                                                       (in thousands)
                                                   2007             2006
Balance at Beginning of Period                $      4,956     $      4,408
Amounts Charged-off:
  Real Estate Construction                             330               28
  Real Estate Mortgage                                  76               81
  Agricultural                                          25                -
  Consumer                                             211              158
Total Charged-off Loans                                642              267
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             4                1
  Real Estate Construction                               4                -
  Real Estate Mortgage                                   -                2
  Agricultural                                          35                -
  Consumer                                              94              128
Total Recoveries                                       137              131
Net Charge-offs                                        505              136
Provision for Loan Losses                              330               94
Peoples Bank Reserve Acquired                            -              776
Balance at End of Period                             4,781            5,142
Loans
  Average                                          428,273          432,132
  At September 30                                  423,130          439,492
As a Percentage of Average Loans:
  Net Charge-offs                                     0.12%            0.03%
  Provision for Loan Losses                           0.08%            0.02%
Allowance as a Multiple of
 Net Charge-offs                                       2.4              9.5



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

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities.
The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of September 30, 2007 the projected percentage changes are within the Board approved limits. This period's volatility is similar to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2007 is as follows:

(dollars in thousands)
PROJECTED NET INTEREST INCOME
                                                      Level
Change in basis points:               - 300   - 100   Rates   + 100    + 300

Year One  (10/07 - 9/08)

Net interest income                  $21,742 $22,020 $22,373 $22,520  $22,675
Net interest income dollar change       (631)   (353)    N/A     147      302
Net interest income percentage change   -2.8%   -1.6%    N/A     0.7%     1.3%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%


The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2006 is as follows:

(dollars in thousands)
PROJECTED NET INTEREST INCOME
                                                      Level
Change in basis points:               - 300   - 100   Rates   + 100    + 300

Year One  (10/06 - 9/07)

Net interest income                  $18,837 $19,030 $19,425 $19,737  $20,033
Net interest income dollar change       (588)   (395)    N/A     312      608
Net interest income percentage change   -3.0%   -2.0%    N/A     1.6%     3.1%

Board approved limit                  >-18.0%  >-6.0%    N/A   >-4.0%  >-10.0%



These projected changes in net interest income as of September 30, 2007 are slightly different when compared to the projected changes in net interest income as of September 30, 2006 for the 100 and 300 basis point changes. Projections from September 30, 2007, year one reflected a decline in net interest income of 1.6% with a 100 basis point decline compared to the 2.0% decline in 2006. The 100 basis point increase in rates reflected a 0.7% increase in net interest income in 2007 compared to 1.6% in 2006.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the September 30, 2007 balance sheet, a 300 basis point increase in rates results in a 21% decline in EVE. A 300 basis point decrease in rates results in a 10% increase in EVE. These are within the Board approved limits.


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



Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs
7/1/07 -
 7/31/07     4,774      $30.86           4,774                64,403 shares

8/1/07 -
 8/31/07     2,882       31.07           2,882                61,521 shares

9/1/07 -
 9/30/07       200       32.43             200                61,321 shares

Total        7,856                       7,856                61,321 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2007, 138,679 shares have been purchased.

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

                              KENTUCKY BANCSHARES, INC.

Date  _____11/13/07_______    __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____11/13/07_______    __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer
2

3
7
Lexlibrary/197885.1