Form 10-K
period 2007-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2008-03-31
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ ___ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
 Large accelerated filer _  Accelerated filer _  Non-accelerated filer X

Aggregate market value of voting stock held by non-affiliates as of June 30, 2007 was approximately $67.5 million. For purposes of this calculation, it is assumed that the Bank's Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 5, 2008:
2,850,590.



PART I

Item 1.  Business

General

Kentucky Bancshares, Inc. ("Company" or "Kentucky") is a bank holding company headquartered in Paris, Kentucky. The Company was organized in 1981 and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA") and the Home Owners Loan Act of 1933, as amended ("HOLA").

The Company conducts its business in the Commonwealth of Kentucky through one banking subsidiary, Kentucky Bank.

Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky. Kentucky Bank has its main office in Paris (Bourbon County), with additional offices in Paris, Cynthiana (Harrison County), Georgetown (Scott County), Morehead (Rowan County), Nicholasville (Jessamine County), North Middletown (Bourbon County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County). The deposits of Kentucky Bank are insured up to prescribed limits by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC").

On July 6, 2007, Kentucky Bank acquired Peoples Bancorp of Sandy
Hook, Inc. and its subsidiary bank, Peoples Bank, with offices in Sandy Hook and Morehead, Kentucky.

The Company had total assets of $631 million, total deposits of $486 million and stockholders' equity of $59 million as of December 31, 2007. The Company's principal executive office is located at 339 Main Street, Paris, Kentucky 40361, and the telephone number at that address is (859) 987-1795.

Business Strategy

The Company's current business strategy is to operate a well-capitalized, profitable and independent community bank with a significant presence in Central and Eastern Kentucky. Management believes the optimum way to grow the Company is by attracting new loan and deposit customers within its existing markets through it product offerings and customer service. Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives.

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking. A significant part of Kentucky Bank's operating activities include originating loans, approximately 71% of which are secured by real estate at December 31, 2007. Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses. It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

Loan Rates: Kentucky Bank offers variable and fixed rate loans. Loan rates on variable rate loans generally adjust upward or downward based on changes in the loan's index. Rate adjustments on variable rate loans are made from 1 day to 5 years. Variable rate loans may contain provisions that cap the amount of interest rate increases or decreases over the life of the loan.
In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate may contain provisions that limit annual increases at a maximum of 200 basis points. There is usually no annual limit applied to loans secured by commercial real estate.

Credit Risk: Commercial lending and real estate construction lending, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans. Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements.
Collateral requirements vary to some degree among borrowers and depend on the borrower's financial strength, the terms and amount of the loan, and collateral available to secure the loan. Credit risk results from the decreased ability or willingness to pay by a borrower. Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loans outstanding balance. For construction loans, inaccurate initial estimates of a project's costs and the property's completed value could weaken the Company's position and lead to the property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property. Secured and unsecured consumer loans generally are made for automobiles, boats, and other motor vehicles. In most cases loans are restricted to the subsidiaries' general market area.

Other Products: Kentucky Bank offers its customers a variety of other services, including checking, savings, money market accounts, certificates of deposits, safe deposit facilities, a credit card and other consumer-oriented financial services. Kentucky Bank has Internet banking, including bill payment available to its customers at www.kybank.com. Through its Wealth Management Department, Kentucky Bank provides brokerage services, annuities, life and long term care insurance, personal trust and agency services (including management agency services).

Competition and Market Served

Competition: The banking business is highly competitive. Competition arises from a number of sources, including other bank holding companies and commercial banks, consumer finance companies, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, savings and loan associations, savings banks and credit unions actively compete to provide a wide variety of banking services. Mortgage banking firms, finance companies, insurance companies, brokerage companies, financial affiliates of industrial companies and government agencies provide additional competition for loans and for many other financial services. Kentucky Bank also currently competes for interest-bearing funds with a number of other financial intermediaries, including brokerage firms and mutual funds, which offer a diverse range of investment alternatives. Some of the Company's competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and its subsidiary bank. In addition, the Company must compete with much larger financial institutions that have greater financial resources than the Company.

Market Served. The Company's primary market areas consist of Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties in Kentucky.

Supervision and Regulation

Governing Regulatory Institutions: As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Company's subsidiary is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Office of Financial Institutions. Kentucky Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. In addition to the impact of regulation, Kentucky Bank is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Laws Protecting Deposits: There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.

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

Consumer Regulations: In addition to the laws and regulations discussed above, Kentucky Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act and the Fair and Accurate Transactions Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans. These laws also limit Kentucky Bank's ability to share information with affiliated and unaffiliated entities. The bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing business operations.
Dividend Restrictions: There are various legal and regulatory limits on the extent to which the Company's subsidiary bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. Dividends paid by the subsidiary bank have provided substantially all of the Company's operating funds, and this may reasonably be expected to continue for the foreseeable future.

Employees

At December 31, 2007, the number of full time equivalent employees of the Company was 204.

Nature of Company's Business

The business of the Company is not seasonal. The Company's business does not depend upon a single customer, or a few customers, the loss of any one or more of which would have material adverse effect on the Company. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental entity.



Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission ("SEC") pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any material the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on its website at www.sec.gov.

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

The exercise of regulatory power may have negative impact on our results of operations and financial condition. We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on our operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on the financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties.

Significant decline in general economic conditions, locally and nationally, will negatively affect the financial results of our banking operations. Our success depends on general economic conditions both locally and nationally. Most of our customers are in the Central Kentucky area. Our customers are directly impacted by the local economy, as well as the national or global economies. Local economic conditions (such as the effect of the tobacco buyout on the agricultural industry) have an impact on the demand of customers for loans, the ability of some borrowers to repay these loans and the value of the collateral securing these loans. Factors influencing general national economic conditions include the change in interest rates (particularly mortgage lending rates), oil prices, inflation, recession and unemployment. As these factors impact the overall business climate, they can have a significant effect on loan demand. Loan growth is critical to our profitability.

We face vigorous competition from banks and other financial institutions. This competition may reduce or limit our margins on banking services, reduce market share and adversely affect results of operations and financial condition. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Additionally, we encounter competition from both de novo and smaller community banks entering the markets we are currently in. We also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies.



Financial Risk

Financial risk components include, but are not limited to, credit risk, interest rate risk, market risk and liquidity risk. We have adopted various policies to minimize potential adverse effects of interest rate, market and liquidity risks. However, even with these policies in place, a change in interest rates could negatively impact our results of operations or financial position.

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

Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of its borrowers and the value of real estate and other assets serving as collateral for repayment of many of the loans. In determining the size of the allowance for loan losses, management considers, among other factors, the Company's loan loss experience and an evaluation of economic conditions. If these assumptions prove to be incorrect, the current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Material additions to the Company's allowance would materially decrease our net income.

Fluctuations in interest rates may negatively impact our banking business. Interest rate risk focuses on the impact to earnings and capital arising from movements in interest rates. Interest rate risk focuses on the value implications for accrual portfolios (e.g., held-to-maturity and available-for-sale portfolios) and includes the potential impact to the Company's accrual earnings as well as the economic perspective of the market value of portfolio equity. The interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk represents the risk associated with the differences in timing of cash flows and rate changes with our products. Basis risk represents the risk associated with changing rate relationships among varying yield curves. Yield curve risk is associated with changing rate relationships over the maturity structure. Options risk is associated with interest-related options, which are embedded in our products.

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

Our inability to maintain appropriate levels of liquidity may have a negative impact on our results of operations and financial condition. Liquidity risk focuses on the impact to earnings and capital resulting from our inability to meet our obligations as they become due in the normal course of business without incurring significant losses. It also includes the management of unplanned decreases or changes in funding sources as well as managing changes in market conditions, which could affect the ability to liquidate assets in the normal course of business without incurring significant losses. Liquidity risk includes items both on and off the balance sheet.

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

Adverse publicity may have a negative impact on our business. Reputation risk is the risk to earnings and capital arising from negative public opinion. This affects the ability to establish new relationships or services or to continue servicing existing relationships. Examiners will assess reputation risk by recognizing the potential effect the public's opinion could have on our franchise value.

Operational Risk

An inability to process transactions may have a negative impact on our business. Operational risk is present on a daily basis through our processing of transactions and is pervasive in all products and services provided to our customers. It can be defined as the impact to earnings and capital from problems encountered in processing transactions. Operational risk is a function of internal controls, operating processes, management information systems, and employee integrity.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361. The principal office of Kentucky Bancshares, Inc. is located at 339 Main Street, Paris, KY 40631. In addition, Kentucky Bank serves customer needs at 14 other locations. All locations offer a full range of banking services. Kentucky Bank owns all of the properties at which it conducts its business. The Company owns approximately 83,000 square feet of office space.

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

                         High              Low            Dividend

 	2007  Quarter 4   $34.00	      $31.75            $.27
            Quarter 3    34.00             30.50             .27
            Quarter 2    30.50             29.00             .27
            Quarter 1    32.35             30.00             .27

 	2006  Quarter 4   $32.00            $29.50            $.25
            Quarter 3    30.00             26.65             .25
            Quarter 2    29.75             27.00             .25
            Quarter 1    30.00             29.00             .25

Note 16 to the Company's consolidated financial statements included in this report contains additional information relating to amounts available to be paid as dividends.

As of December 31, 2007 the Company had 2,849,056 shares of Common Stock outstanding and approximately 555 holders of record of its Common Stock.

The table below lists issuer purchases of equity securities.

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans or Programs

10/1/07 -
 10/31/07      100      $32.00             100              61,221 shares

11/1/07 -
 11/30/07    8,500       32.00           8,500              52,721 shares

12/1/07 -
 12/31/07    1,133       31.75           1,133              51,588 shares

Total        9,733                       9,733              51,588 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations.
Through December 31, 2007, 148,412 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on December 31, 2007.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

<CAPTION
                                         At or For the Year Ended December 31
(dollars and shares in thousands)
                                       2007      2006      2005      2004      2003

CONDENSED STATEMENT OF INCOME:
Total Interest Income                 $39,219   $35,593   $28,897   $25,846   $22,329
Total Interest Expense                 19,034    16,718    11,766     9,067     7,875
Net Interest Income                    20,185    18,875    17,131    16,779    14,454
Provision for Losses                    1,000       475       508       840     1,300
Net Interest Income After
 Provision for Losses                  19,185    18,400    16,623    15,939    13,154
Noninterest Income                      7,936     7,236     6,495     6,547     6,707
Noninterest Expense                    18,131    16,682    15,220    14,506    14,171
Income Before Income
 Tax Expense                            8,990     8,954     7,898     7,980     5,690
Income Tax Expense                      2,404     2,468     2,078     2,218     1,457
Net Income                              6,586     6,486     5,820     5,762     4,233

SHARE DATA:
Basic Earnings per Share (EPS)          $2.31     $2.35     $2.17     $2.09     $1.52
Diluted EPS                              2.30      2.34      2.16      2.07      1.50
Cash Dividends Declared                  1.08      1.00      0.92      0.84      0.76
Book Value                              20.65     19.59     17.45     16.77     16.90
Average Common Shares-Basic             2,852     2,762     2,677     2,757     2,781
Average Common Shares-Diluted           2,862     2,774     2,692     2,777     2,827

SELECTED BALANCE SHEET DATA:
Loans, including loans held for sale $412,509  $439,159  $366,602  $354,294  $316,941
Investment Securities                 147,750   127,891   160,652   126,767   128,790
Total Assets                          630,939   629,542   572,750   528,544   500,852
Deposits                              486,005   468,808   431,631   387,955   384,599
Securities sold under agreements to
 repurchase and other borrowings        6,735    11,327    16,838    25,593     7,285
Federal Home Loan Bank advances        63,993    80,030    66,749    59,750    53,232
Stockholders' Equity                   58,844    55,281    46,546    45,027    46,057

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets                        1.04%     1.09%     1.08%     1.11%     1.00%
Return on Stockholders' Equity         11.59%    12.82%    12.69%    12.57%     9.31%
Net Interest Margin (1)                 3.56%     3.48%     3.50%     3.60%     3.79%
Equity to Assets (annual average)       8.97%     8.48%     8.50%     8.82%    10.73%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio                  46.89%    42.68%    42.30%    39.97%    50.00%
Number of Employees (at period end)      204       203       172       167       182

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans                1.17%     1.12%     1.16%     1.16%     1.19%
Net Charge-offs as a Percentage of
 Average Loans                          0.26%     0.14%     0.10%     0.15%     0.43%

(1)	Tax equivalent



Item 7.  Management's Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated
Financial Statements and accompanying notes included as Exhibit 13.
When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 2007 data.

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

Overview

Net income for the year ended December 31, 2007 was $6.6 million, or $2.31 per common share compared to $6.5 million, or $2.35 for 2006 and $5.8 million, or $2.17 for 2005. Earnings per share assuming dilution were $2.30, $2.34 and $2.16 for 2007, 2006 and 2005, respectively. For
2007, net income increased $100 thousand, or 1.5%. Net interest income increased $1.3 million, the loan loss provision increased $525 thousand, other income increased $700 thousand, while total other expenses increased $1.4 million. In July 2006, the Company purchased Peoples Bancorp of Sandy Hook, Inc. (Peoples Bancorp) and its subsidiary, Peoples Bank (Peoples) of Sandy Hook, to strengthen its business and grow its customer base.

For 2006, net income increased $666 thousand, or 11.4%. Net interest income increased $1.7 million, the loan loss provision decreased $33 thousand, other income increased $741 thousand, while total other expenses increased $1.5 million.

Return on average equity was 11.6% in 2007 compared to 12.8% in 2006 and 12.7% in 2005. Return on average assets was 1.04% in 2007 compared to 1.09% in 2006 and 1.08% in 2005.

Non-performing loans as a percentage of loans (including held for sale) were 1.57%, 0.59% and 0.26% as of December 31, 2007, 2006 and 2005,
respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company's largest source of revenue, on a tax equivalent basis increased from $17.7 million in 2005 to $19.5 million in 2006 and to $20.9 million in 2007. The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2006 to 2007. Average earning assets increased $28 million, or 5%. Investment securities decreased $13 million primarily due to payoff borrowing used to fund the Peoples acquisition in July 2006. Loans increased $23 million as a result of the acquisition in July 2006, offset by a slower demand during 2007. Average interest bearing liabilities increased $21 million, or 5% during this same period. This change was primarily from the acquisition less the loss of some public funds on deposit. The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances.

During the second half of 2004 rates started increasing and this pattern continued into the middle of 2006. Bank prime rates increased 125 basis points during 2004, another 200 basis points in 2005 and another 100 basis points in 2006. Starting in September 2007, rates have been decreasing. Bank prime rates decreased 100 basis points in 2007. As a result of this, the tax equivalent yield on earning assets increased from 6.47% in 2006 to 6.80% in 2007.

The volume rate analysis that follows, during 2007, indicates that $2.0 million of the increase in interest income is attributable to the change in volume, while the higher level of rates contributed to an increase of $1.6 million in interest income. This higher level of rates also caused an increase in the cost of interest bearing liabilities. The average rate of these liabilities increased from 3.62% in 2006 to 3.94% in 2007. In addition, the change in volume contributed to an increase of $915 thousand in interest expense, while the higher level of rates was responsible for a $1.4 million increase in interest expense. As a result, the 2007 net interest income increase is primarily attributed to increases in volume.

The volume rate analysis for 2006 that follows indicates that $3.4 million of the increase in interest income is attributable to the change in volume, while the higher level of rates contributed to an increase of $3.3 million in interest income. The rate increase also caused an increase in the cost of interest bearing liabilities. The average rate of these liabilities increased from 2.82% in 2005 to 3.62% in 2006. Based on the volume rate analysis that follows, the change in volume contributed to an increase of $1.3 million to interest expense, while the higher level of rates was responsible for a $3.7 million increase in interest expense. As a result, the 2006 net interest income increase is attributed to increases in volume.

In addition to the negative impact on net interest income that may result from the decreasing rate environment beginning in 2007 and continuing into 2008, competitive pressures on interest rates will continue and are likely to result in continued downward pressure on net interest margins.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2007 and 2006. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

                                         2007 vs. 2006                          2006 vs. 2005
                            Increase (Decrease) Due to Change in   Increase (Decrease) Due to Change in
                              Volume        Rate      Net Change     Volume         Rate       Net Change

INTEREST INCOME
Loans                       $  1,656     $  1,073     $  2,729     $  3,169     $  2,527     $  5,696
Investment Securities           (604)         571          (33)         618          691        1,309
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell            919            9          928         (405)          90         (315)
Deposits with Banks                -            1            1            5            1            6
  Total Interest Income        1,971        1,654        3,625        3,387        3,309        6,696
INTEREST EXPENSE
Deposits
Demand                            99         (160)         (61)         204        1,345        1,549
Savings                          (62)         (75)        (137)          68          214          282
Negotiable Certificates of
 Deposit and Other
 Time Deposits                 1,739        1,466        3,205          351        1,754        2,105
Securities sold under
 agreements to
 repurchase and
 other borrowings               (750)          94         (656)         298          261          559
Federal Home Loan
 Bank advances                  (111)          76          (35)         358           99          457
  Total Interest Expense         915        1,401        2,316        1,279        3,673        4,952
    Net Interest Income     $  1,056     $    253     $  1,309     $  2,108     $   (364)    $  1,744






Average Consolidated Balance Sheets and Net Interest Analysis  (dollars in thousands)

                                                            2007                       2006                       2005
                                                 Average            Average  Average           Average  Average           Average
                                                 Balance   Interest  Rate    Balance  Interest  Rate    Balance  Interest  Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
 U.S. Treasury and Federal Agency Securities      74,648    3,727     4.99% 101,130    4,354     4.31%  92,524    3,366     3.64%
 State and Municipal obligations                  52,674    2,134     4.05%  41,030    1,666     4.06%  34,888    1,444     4.14%
 Other Securities                                  8,046      510     6.34%   6,622      384     5.80%   6,085      285     4.68%
  Total Securities Available for Sale            135,368    6,371     4.71% 148,782    6,404     4.30% 133,497    5,095     3.82%
   Total Investment Securities                   135,368    6,371     4.71% 148,782    6,404     4.30% 133,497    5,095     3.82%
   Tax Equivalent Adjustment                                  715     0.53%              624     0.42%              614     0.46%
   Tax Equivalent Total                                     7,086     5.23%            7,028     4.72%            5,709     4.28%
Federal Funds Sold and Agreements to Repurchase   20,735    1,030     4.97%   2,212      102     4.61%  11,471      417     3.64%
Interest-Bearing Deposits with Banks                 432       19     4.40%     432       18     4.17%     321       12     3.74%
Loans, Net of Deferred Loan Fees (2)
 Commercial                                       46,508    3,731     8.02%  46,194    3,520     7.62%  31,151    1,958     6.29%
 Real Estate Mortgage                            370,699   26,802     7.23% 351,239   24,597     7.00% 321,619   20,660     6.42%
 Installment                                      13,677    1,265     9.25%  10,698      952     8.90%   8,962      755     8.42%
  Total Loans                                    430,884   31,798     7.38% 408,131   29,069     7.12% 361,732   23,373     6.46%
Total Interest-Earning Assets                    587,419   39,933     6.80% 559,557   36,217     6.47% 507,021   29,511     5.82%
Allowance for Loan Losses                         (4,935)                    (4,766)                    (4,401)
Cash and Due From Banks                           13,642                     11,844                     10,927
Premises and Equipment                            15,246                     12,421                     11,025
Other Assets                                      21,934                     17,676                     15,054
  Total Assets                                   633,306                    596,732                    539,626

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal ("NOW")
 and Money Market Investment Accounts            117,610    3,320     2.82% 114,195    3,381     2.96% 103,625    1,832     1.77%
Savings                                           31,722      380     1.20%  36,425      517     1.42%  29,303      235     0.80%
Certificates of Deposit and Other Deposits       244,408   11,424     4.67% 204,649    8,219     4.02% 193,986    6,114     3.15%
 Total Interest-Bearing Deposits                 393,740   15,124     3.84% 355,269   12,117     3.41% 326,914    8,181     2.50%
Securities sold under agreements to
  repurchase and other borrowings                 18,935    1,001     5.29%  33,213    1,657     4.99%  26,689    1,098     4.11%
Federal Home Loan Bank advances                   70,132    2,909     4.15%  72,843    2,944     4.04%  63,918    2,487     3.89%
 Total Interest-Bearing Liabilities              482,807   19,034     3.94% 461,325   16,718     3.62% 417,521   11,766     2.82%
Noninterest-Bearing Earning Demand Deposits       86,951                     80,904                     73,320
Other Liabilities                                  6,745                      3,919                      2,929
 Total Liabilities                               576,503                    546,148                    493,770
STOCKHOLDERS' EQUITY                              56,803                     50,584                     45,856
 Total Liabilities and Shareholders' Equity      633,306                    596,732                    539,626
Average Equity to Average Total Assets              8.97%                      8.48%                      8.50%
Net Interest Income                                        20,184                     18,875                     17,131
Net Interest Income (tax equivalent) (3)                   20,899                     19,499                     17,745
Net Interest Spread (tax equivalent) (3)                              2.86%                      2.85%                      3.00%
Net Interest Margin (tax equivalent) (3)                              3.56%                      3.48%                      3.50%






Noninterest Income and Expenses

Noninterest income was $7.9 million in 2007 compared to $7.2 million in 2006 and $6.5 million in 2005. In 2007, increasing service charges and increasing gain on sale of mortgage loans account for the majority of the increase. In 2006, service charges and trust department income increased.

Securities gains were $37 thousand in 2007, $34 thousand in 2006 and $64 thousand in 2005. These are primarily attributable to rising interest rates and the related inverse relationship of interest rates and market values. Some equity gains were taken in 2006 and used to offset losses on sales of agency and municipal securities.

Gains on loans sold were $432 thousand, $290 thousand and $334 thousand in 2007, 2006 and 2005, respectively. Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.
During 2007, the loan service fee income increased $25 thousand, compared to an increase of $24 thousand in 2006. Proceeds from the sale of loans were $16 million, $17 million and $19 million in 2007, 2006 and 2005, respectively. The volume of loan originations is inverse to rate changes. The volume of loan originations during 2007 was $16 million, comparable to $17 million in 2006, and $18 million in 2005.

Other noninterest income excluding security net gains and gain on sale of mortgage loans was $7.5 million in 2007, $6.9 million in 2006 and $6.1 million in 2005. Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.
Overdraft income was $4.6 million in 2007, $4.1 million in 2006 and $3.4 million in 2005. The increase in 2007 is primarily attributable to the Peoples acquisition in July 2006. Other income was $1.1 million in 2005, $1.1 million in 2006 and $1.4 million in 2007. The increase in 2007 is primarily attributable to a $200 thousand increase in interchange income and a $137 thousand increase in brokerage income.

Noninterest expense increased $1.5 million in 2007 to $18.1 million, and increased $1.5 million in 2006 to $16.7 million from $15.2 million in 2005. The increases in salaries and benefits from $8.5 million in 2005 to $9.6 million in 2006 and to $10.6 million in 2007 are attributable to normal salary and benefit increases, and in 2006 and 2007 to the Peoples acquisition. Bonus compensation was $38 thousand higher in 2007 compared to 2006 and $160 thousand higher in 2006 compared to 2005. The 2007 increase is from higher compensation (the percentage payout of base salaries was lower in 2007 versus 2006), while the 2006 increase is mainly a result of higher compensation and improved net income. Occupancy expense increased $126 thousand in 2006 to $2.3 million and increased $240 thousand, or 10% in 2007 to $2.6 million. The largest expense, depreciation, increased $32 thousand to $956 thousand in 2006, and increased $85 thousand to $1.0 million in 2007. Other noninterest expense increased from $4.5 million in 2005 to $4.7 million in 2006 and increased to $5.0 million in 2007. Amortization of core deposits related to the Peoples acquisition was $175 thousand in 2007, compared to $89 thousand in 2006. See Note 6 in the notes to consolidated financial statements included as Exhibit 13 for more detail of the goodwill and intangible assets.



The following table is a summary of noninterest income and expense for the three-year period indicated.

                                             For the Year Ended December 31
                                                      (in thousands)

                                               2007       2006       2005
NON-INTEREST INCOME
Service Charges                              $  5,495   $  5,224   $  4,511
Loan Service Fee Income                            58         33          9
Trust Department Income                           515        603        458
Investment Securities Gains (Losses),net           37         34         65
Gains on Sale of Mortgage Loans                   432        290        334
Other                                           1,399      1,052      1,118
Total Non-interest Income                       7,936      7,236      6,495

NON-INTEREST EXPENSE
Salaries and Employee Benefits                 10,594      9,613      8,548
Occupancy Expenses                              2,560      2,320      2,194
Other                                           4,977      4,749      4,478
Total Non-interest Expense                     18,131     16,682     15,220

Net Non-interest Expense as a
Percentage of Average Assets                     1.61%      1.58%      1.62%


Income Taxes

The Company had income tax expense of $2.4 million in 2007 and $2.5 million in 2006 and $2.1 million in 2005. This represents an effective income tax rate of 26.7% in 2007, 27.6% in 2006 and 26.3% in 2005. The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.

Balance Sheet Review

Assets grew slightly from $630 million at December 31, 2006 to $631 million at December 31, 2007. Loan decline was $27 million in 2007. Deposits grew $17 million and FHLB borrowings decreased $16 million.
The gain in deposits of 4% is primarily from normal growth. Assets at year-end 2006 totaled $630 million compared to $573 million in 2005. In 2006, loan growth was $73 million (nearly $51 million was a result of the Peoples acquisition) and deposit growth was $37 million. The gain in deposits was primarily from $72 million obtained from the Peoples acquisition, offset by the loss of public money and a large certificate of deposit customer. See Note 15 in the notes to consolidated financial statements included as Exhibit 13 for additional information on the business combination. FHLB borrowings increased $13 million from 2005 to 2006.

Loans

Total loans (including loans held for sale) were $417 million at December 31, 2007 compared to $444 million at the end of 2006 and $371 million in 2005. Loans declined in 2007, following growth in 2006. The decline in 2007 is primarily attributable to the softening economy. The increase in 2006 is mainly attributable to improved loan demand and $51 million from the Peoples acquisition. As of the end of 2007 and compared to the prior year-end, commercial loans decreased $6.4 million, real estate construction loans decreased $2.9 million, real estate mortgage loans (including loans held for sale) decreased $19.6 million, agricultural loans increased $1.1 million and installment loans increased $.9 million. As of the end of 2006 and compared to the prior year-end, commercial loans increased $2.0 million, real estate construction loans decreased $.8 million, real estate mortgage loans (including loans held for sale) increased $45.0 million, agricultural loans increased $20.3 million and installment loans increased $6.7 million.

As of December 31, 2007, the real estate mortgage portfolio comprised 65% of total loans compared to 65% in 2006. Of this, 1-4 family residential property represented 62% in 2007 and 61% in 2006. Agricultural loans comprised 19% in 2007 and 18% in 2006 of the loan portfolio. Approximately 72% of the agricultural loans are secured by real estate in 2007 compared to 72% in 2006. The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops. Automobile loans account for 36% in 2007 and 40% in 2006 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons. The commercial loan portfolio is mainly for capital outlays and business operation. Collateral is requested depending on the creditworthiness of the borrower. Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer. Approximately 6% of the loan portfolio is unsecured. Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company's loan portfolio by category for each of the last five years. There is no concentration of loans (greater than 5% of the loan portfolio) in any industry. The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding

                                          December 31 (in thousands)
                                 2007      2006      2005      2004      2003
Commercial                     $ 22,924  $ 29,335  $ 27,302  $ 19,999  $ 14,278
Real Estate Construction         26,172    29,034    29,822    32,256    14,313
Real Estate Mortgage            270,749   290,324   245,326   238,661   222,342
Agricultural                     80,774    79,627    59,328    57,497    56,615
Installment                      15,421    15,684     8,954     9,062    12,978
Other                             1,603       402       368       991       289
  Total Loans                   417,643   444,406   371,100   358,466   320,815
Less Deferred Loan Fees             255       256       188        10        54
  Total Loans, Net of
   Deferred Loan Fees           417,388   444,150   370,912   358,456   320,761
Less loans held for sale              -         -         -       175     7,759
Less Allowance For Loan Losses    4,879     4,991     4,310     4,163     3,820
  Net Loans                     412,509   439,159   366,602   354,118   309,182





The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2007. Maturities are based upon contractual term. The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses. In addition, deferred loan fees on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity
                                   December 31, 2007 (in thousands)
                             One Year   One Through    Over       Total
                              or Less   Five Years  Five Years    Loans
Commercial                   $ 12,702    $  9,632    $    590    $ 22,924
Real Estate Construction       25,950         222           -      26,172
Real Estate Mortgage           99,103     148,833      22,558     270,494
Agricultural                   26,261      38,998      15,515      80,774
Installment                     5,788       9,245         388      15,421
Other                           1,603           -           -       1,603
  Total Loans, Net of
   Deferred Loan Fees         171,407     206,930      39,051     417,388
Fixed Rate Loans               51,437     166,220      38,917     256,574
Floating Rate Loans           119,970      40,710         134     160,814
  Total Loans, Net of
   Deferred Loan Fees         171,407     206,930      39,051     417,388


Mortgage Banking

The Company has been in Mortgage Banking since the early 1980's. The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates. Mortgage loan originations decreased from $18 million in 2005 to $17 million in 2006, to $16 million in 2007. Proceeds from the sale of loans were $16 million, $17 million and $18 million for the years 2007, 2006 and 2005, respectively. Mortgage loans held for sale were zero at December 31, 2007 and December 31, 2006. Loans are generally sold when they are made. The volume of loan originations is inverse to rate changes. The rate environment rose in 2005 and 2006, resulting in decreased loan originations. Declining rates toward the end of 2007, resulted in higher loan orginations in the latter portion of 2007. The effect of these changes was also reflected on the income statement. As a result, the gain on sale of mortgage loans was $432 thousand in 2007 compared to $290 thousand in 2006 and $334 thousand in 2005.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC. The Bank receives a servicing fee from the FHLMC on each loan sold. Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights were $697 thousand at December 31, 2007, $746 thousand at December 31, 2006 and $802 thousand at December 31, 2005. Amortization of mortgage servicing rights was $214 thousand, $235 thousand and $254 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 4 in the notes to consolidated financial statements included as Exhibit 13 for additional information.



Deposits

Total deposits increased to $486 million in 2007, up $17 million from 2006. Noninterest bearing deposits increased $1 million, time deposits of $100 thousand and over increased $11 million, and other interest bearing deposits increased $5 million. Public funds totaled $59 million at the end of 2007 ($58 million were interest bearing), a decrease of $1 million from the end of 2006.

For 2006, total deposits increased $37 million to $469 million.
Noninterest bearing deposits decreased $15 million, while time deposits of $100 thousand and over increased $6 million, and other interest bearing deposits increased $16 million. Public funds totaled $60 million at the end of 2006 ($59 million were interest bearing).

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2007:

Maturity of Time Deposits of $100,000 of More
                                                At December 31, 2007
                                                   (in thousands)
Maturing 3 Months or Less                             $10,127
Maturing over 3 Months through 6 Months                21,207
Maturing over 6 Months through 12 Months               26,367
Maturing over 12 Months                                20,360

Total                                                 $78,061


Borrowings

The Company utilizes both long and short term borrowings. Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB). This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management. Advances are either paid monthly or at maturity. As of December 31, 2007, $64 million was borrowed from FHLB, a decrease of $16 million from 2006. In 2007, $16 million of FHLB advances were paid and no additional advances were obtained. During 2006, $83 million of FHLB borrowing was paid, and advances were made for an additional $90 million. The remaining $7 million was obtained in the Peoples acquisition. The 2006 advances were obtained mainly to fund fixed rate loans, as detailed above. The following table depicts relevant information concerning our short term borrowings.



Short Term Borrowings
                                      As of and for the year ended
                                       December 31 (in thousands)
                                        2007      2006      2005
Federal Funds Purchased:
  Balance at Year end                 $     -   $     -   $ 1,470
  Average Balance During the Year         117     8,616     3,001
  Maximum Month End Balance                 -    27,723    15,919
  Year end rate                             -         -      4.25%
  Average annual rate                    5.24%     5.37%     2.95%
Repurchase Agreements:
  Balance at Year end                 $ 5,977   $ 9,628   $14,346
  Average Balance During the Year      10,415    15,661    16,014
  Maximum Month End Balance            16,073    18,372    18,072
  Year end rate                          4.72%     3.83%     3.18%
  Average annual rate                    4.18%     3.79%     3.19%
Other Borrowed Funds:
  Balance at Year end                 $   758   $ 1,699   $ 1,021
  Average Balance During the Year       1,186     1,719       457
  Maximum Month End Balance             2,036     8,508     1,021
  Year end rate                          4.79%     5.90%     4.00%
  Average annual rate                    5.58%     6.15%     3.10%

Contractual Obligations

The Bank has required future payments for a defined benefit retirement plan, time deposits and long-term debt. See Note 13 in the notes to consolidated financial statements included as Exhibit 13 for further information on the defined benefit retirement plan. The other required payments under such commitments at December 31, 2007 are as follows:

                               Payments due by period (in thousands)
                                       Less                       More
                                      than 1    1-3      3-5     than 5
Contractual Obligations     Total      year    years    years    years

FHLB advances             $ 63,993  $ 15,079  $33,005   $3,039  $12,870
Subordinated debentures      7,217         -        -        -    7,217
Time deposits              245,391   187,127   51,555    5,978      731

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

Nonperforming Assets
                                      At December 31 (dollars in thousands)
                                    2007     2006     2005     2004     2003
Non-accrual Loans                 $ 6,358  $ 2,379  $   774  $ 1,781  $ 1,844
Accruing Loans which are
 Contractually past due
 90 days or more                      195      253      206      308      779
Restructured Loans                      -        -        -        -        -
 Total Nonperforming Loans          6,553    2,632      980    2,089    2,623
Other Real Estate                     768      411      141      676      375
Total Nonperforming Assets          7,321    3,043    1,121    2,765    2,998
Total Nonperforming Loans as a
 Percentage of Loans (including
 loans held for sale) (1)            1.57%    0.59%    0.26%    0.58%    0.82%
Total Nonperforming Assets
 as a Percentage of Total Assets     1.16%    0.48%    0.20%    0.52%    0.60%
Allowance to nonperforming assets    0.67     1.64     3.84     1.51     1.27

 (1)  Net of deferred loan fees


Total nonperforming assets at December 31, 2007 were $7.3 million compared to $3.0 million at December 31, 2006 and $1.1 million at December 31, 2005. The increase from 2006 to 2007 is attributable to the increase in various loans being put on non-accrual and additions to other real estate. Total nonperforming loans were $6.6 million, $2.6 million, and $1.0 million at December 31, 2007, 2006 and 2005, respectively. The non-accrual loan increase from 2006 to 2007 is mainly attributable to a $2.0 million loan, a $921 thousand loan and 13 other loans greater than $100,000, but less than $245,000. All these loans are secured by real estate. The amount of lost interest on our non-accrual loans is immaterial. At December 31, 2007, loans currently performing but which management believes require special attention were not significant. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2007 were $6.4 million compared to $2.4 million in 2006 and $800 thousand in 2005. These amounts are included in the total nonperforming and restructured loans presented in the table above. See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $934 thousand, $553 thousand and $240 thousand on December 31, 2007, 2006 and 2005, respectively.



Loan Losses

The following table is a summary of the Company's loan loss experience for each of the past five years.

                                  For the Year Ended December 31 (in thousands)
                                    2007     2006     2005     2004     2003
Balance at Beginning of Year       $ 4,991  $ 4,310  $ 4,163  $ 3,820  $ 3,395
Balance of Allowance for Loan
Losses of Acquired Bank
at Acquisition Date                      -      775        -        -      363
Amounts Charged-off:
 Commercial                            131       15      146      197      569
 Real Estate Construction              374       28        -        -        -
 Real Estate Mortgage                  289      232      134      110      276
 Agricultural                           25        3       21       88       24
 Consumer                              449      365      225      293      529
  Total Charged-off Loans            1,268      643      526      688    1,398
Recoveries on Amounts
 Previously Charged-off:
  Commercial                            24        2        3       10       11
  Real Estate Construction              19        -        -        -        -
  Real Estate Mortgage                  10        2       11       42        1
  Agricultural                          64       21       16       21       21
  Consumer                              39       49      135      118      127
   Total Recoveries                    156       74      165      191      160
Net Charge-offs                      1,112      569      361      497    1,238
Provision for Loan Losses            1,000      475      508      840    1,300
Balance at End of Year               4,879    4,991    4,310    4,163    3,820
Total Loans (1)
  Average                          430,884  408,131  361,732  338,465  290,502
  At December 31                   417,388  444,150  370,912  358,456  320,761
As a Percentage of Average Loans (1):
 Net Charge-offs                      0.26%    0.14%    0.10%    0.15%    0.43%
 Provision for Loan Losses            0.23%    0.12%    0.14%    0.25%    0.45%
Allowance as a Percentage of
 Year-end Loans (1)                   1.17%    1.12%    1.16%    1.16%    1.19%
Beginning Allowance as a Multiple
 of Net Charge-offs                    4.5      7.6     11.5      7.7      2.7
Ending Allowance as a Multiple
 of Nonperforming Assets              0.67     1.64     3.84     1.51     1.27

 (1)  Including loans held for sale, net of deferred loan fees


Loans are typically charged-off after being 120 days delinquent.
Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee. The provision for loan losses for 2007 was $1 million dollars compared to $475 thousand in 2006 and $508 thousand in 2005. Net charge-offs were $1.1 million in 2007, $569 thousand in 2006 and $361 thousand in 2005. Net charge-offs to average loans were 0.26%, 0.14% and 0.10% in 2007, 2006 and 2005, respectively. Based on the quality of the loan portfolio, the loan loss provision increased $525 thousand from 2006 to 2007 and decreased slightly from 2005 to 2006. In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions. The recent decline in the economy has resulted in more loan losses, higher loan loss provision and declining loan quality numbers over the past year. At December 31, 2007, the allowance for loan losses was 1.17% of loans outstanding compared to 1.12% at year-end 2006 and 1.16% at year-end 2005. Management believes the allowance for loan losses at the end of 2007 is adequate to cover probable incurred credit losses within the portfolio.



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

Allowance for Loan Losses

                                  2007                 2006                 2005                 2004                 2003
                          Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage

Commercial                $    537     11.01% $     594     11.90% $     507     11.77% $    350       8.41% $    262       6.86%
Real Estate Construction       633     12.97%       638     12.78%       566     13.14%      566      13.60%      266       6.96%
Real Estate Mortgage         1,827     37.45%     1,806     36.19%     1,785     41.42%    1,801      43.26%    1,804      47.23%
Agricultural                 1,180     24.18%     1,241     24.86%     1,023     23.74%    1,028      24.69%      995      26.05%
Consumer                       702     14.39%       712     14.27%       428      9.93%      418      10.04%      493      12.91%
Total                        4,879    100.00%     4,991    100.00%     4,309    100.00%    4,163     100.00%    3,820     100.00%

Loans

                                  2007                 2006                 2005                 2004                 2003
                          Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage  Dollars  Percentage

Commercial               $ 22,924      5.49%   $ 29,335      6.60%  $ 27,302      7.36%  $ 19,999      5.58%  $ 14,278      4.45%
Real Estate Construction   26,172      6.27%     29,034      6.54%    29,822      8.04%    32,256      9.00%    14,313      4.46%
Real Estate Mortgage      270,494     64.81%    290,068     65.31%   245,138     66.09%   238,651     66.58%   222,288     69.30%
Agricultural               80,774     19.35%     79,627     17.93%    59,328     16.00%    57,497     16.04%    56,615     17.65%
Consumer                   15,421      3.69%     15,684      3.53%     8,954      2.41%     9,062      2.53%    12,978      4.05%
Other                       1,603      0.39%        402      0.09%       368      0.10%       991      0.28%       289      0.09%
Total, Net (1)            417,388    100.00%    444,150    100.00%   370,912    100.00%   358,456    100.00%   320,761    100.00%


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

Financial instruments with off-balance sheet risk were as follows at year-end:

                                 2007             2006

Unused lines of credit       $ 65,298,282     $ 67,921,443
Commitments to make loans       1,871,000          658,000
Letters of credit                 907,335          639,538

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 5.50% to 6.50% with maturities ranging from 15 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company's Tier I capital (as defined by the Federal Reserve Board under the Board's risk-based guidelines) at December 31, 2007 increased $3.1 million to $51.5 million. During 2007, the Company purchased 30,202 shares of its stock for $933 thousand. These repurchases partially offset the $6.6 million in net income for 2007. Stockholders' equity, excluding accumulated other comprehensive income, was $59.4 million at December 31, 2007. Included in Tier I capital is $7 million of trust preferred securities issued in August 2003. The disallowed amount of stockholders' equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Peoples acquisition in 2006 and the Kentucky First acquisition in 2003(see Note 6 in the notes to consolidated financial statements included as Exhibit 13 for more information on the goodwill and core deposit intangible assets). The Company's risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered "well capitalized". The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

                                         At December 31 (dollars in thousands)
                                                 2007       2006       Change
Stockholders' Equity (1)                      $  59,432  $  56,595      2,837
Trust Preferred Securities                        7,000      7,000          -
  Less Disallowed Amount                         14,904     15,175       (271)
Tier I Capital                                   51,528     48,420      3,108
  Allowance for Loan Losses                       4,954      5,067       (113)
  Other                                               9          5          4
Tier II Capital                                   4,963      5,072       (109)
  Total Capital                                  56,491     53,492      2,999
Total Risk Weighted Assets                      414,171    426,900    (12,729)
Ratios:
Tier I Capital to Risk-weighted Assets             12.4%      11.3%       1.1%
Total Capital to Risk-weighted Assets              13.6%      12.5%       1.1%
Leverage                                            8.4%       7.8%       0.6%

(1)  Excluding accumulated other comprehensive income.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions. The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate. The categories vary from "well capitalized" to "critically undercapitalized". A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. At December 31, 2007, the bank had ratios that exceeded the minimum requirements established for the "well capitalized" category.

In management's opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $127.9 million at December 31, 2006 to $147.8 million at December 31, 2007.
The increase is mainly attributable to a short term increase in deposits and a decline in loans. Federal funds sold totaled $10.4 million at December 31, 2007 and $4.1 million at December 31, 2006.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. As of December 31, 2007 and 2006, the Company held no adjustable rate mortgage backed securities. Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates. In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates. The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2007.

Investment Securities at market value

                                    At December 31 (in thousands)
                                       2007       2006       2005
Available for Sale
 U.S. treasury                       $       -  $       -  $   2,974
 U.S. government agencies               36,021     31,492     67,033
 States and political subdivisions      59,361     44,130     37,463
 Mortgage-backed
  Fixed -
   GNMA, FNMA, FHLMC Passthroughs       40,261     38,262     33,566
   GNMA, FNMA, FHLMC CMO's              11,817     13,720     17,390
    Total                               52,078     51,982     50,956
  Variable -
   GNMA, FNMA, FHLMC Passthroughs            -          -      1,081
   GNMA, FNMA, FHLMC CMO's                   -          -        303
    Total                                    -          -      1,384
     Total mortgage-backed              52,078     51,982     52,340
 Other                                     290        287        842
  Total                                147,750    127,891    160,652





Maturity Distribution of Securities

                                    December 31, 2007 (in thousands)
                                                Over One  Over Five               Asset
                                                  Year      Years                 Backed
                                    One Year    Through    Through   Over Ten    & Equity
                                     or Less   Five Years Ten Years    Years    Securities   Total
Available for Sale
 U.S. treasury                       $     -    $     -    $     -    $     -    $     -    $      -
 U.S. government agencies             23,190      9,992      2,839          -          -      36,021
 States and political subdivisions     1,180      7,513     16,335     34,333          -      59,361
 Mortgage-backed                           -          -          -          -     52,078      52,078
 Equity Securities                         -          -          -          -        290         290
  Total                               24,370     17,505     19,174     34,333     52,368     147,750
Percent of Total                        16.5%      11.8%      13.0%      23.2%      35.4%      100.0%
Weighted Average Yield (1)              4.25%      4.24%      5.67%      6.41%      5.27%       5.30%
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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits. As of December 31, 2007 the projected net interest income percentages are within the Board of Directors limits. The projected net interest income report summarizing the Company's interest rate sensitivity as of December 31, 2007 and December 31, 2006 is as follows:

Projected Net Interest Income (December 31, 2007)

                                                          Level
Rate Change:                             -300     -100    Rates     +100     +300

Year One  (1/08 - 12/08)
Net interest income                     21,293   21,608   21,815   21,758   21,943

Net interest income dollar change         (522)    (207)       -      (57)     128

Net interest income percentage change     -2.4%    -0.9%     N/A     -0.3%     0.6%

   Limitation on % Change               >-18.0%   >-6.0%     N/A    >-4.0%  >-10.0%


Projected Net Interest Income (December 31, 2006)

                                                          Level
                                         -300     -100    Rates     +100     +300
Year One  (1/07 - 12/07)
Net interest income                     16,102   17,505   18,064   18,557   19,374

Net interest income dollar change       (1,962)    (559)       -      493    1,310

Net interest income percentage change    -10.9%    -3.1%     N/A      2.7%     7.3%

   Limitation on % Change               >-18.0%   >-6.0%     N/A    >-4.0%  >-10.0%


The numbers in 2007 show less fluctuation when compared to 2006. In 2007, year one reflected a decrease in net interest income of 0.9% compared to 3.1% projected decrease from 2006 with a 100 basis point decline. The 300 basis point increase in rates reflected a 0.6% increase in net interest income in 2007 compared to a 7.3% increase in 2006. The risk is less in 2007 due to the current status of existing interest rates and their effect on rate sensitive assets and rate sensitive liabilities. Based on the model, a decrease in rates or a 100 basis point increase in rates would result in a decrease in net interest income, and a 300 basis point increase in rates would increase net interest income.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Total securities maturing within one year along with cash and cash equivalents totaled $50.1 million at December 31, 2007. Additionally, securities available-for-sale with maturities greater than one year totaled $123.4 million at December 31, 2007. The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands. In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits. At December 31, 2007 these balances totaled $78.1 million, approximately 16% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. We have sufficient collateral to borrow an additional $49 million from the FHLB at December 31, 2007.

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

Liquidity Ratios
                                              December 31
                                         2007     2006     2005
Average Loans (including loans held
 for sale)/Average Deposits             89.6%    93.6%    90.4%
Average Securities sold under
 agreements to repurchase and other
 borrowings/Average Assets               3.0%     5.6%     4.9%

This chart shows that the loan to deposit ratio decreased in 2007 and increased in 2006. The decrease in the ratio in 2007 compared to 2006 is mainly attributable to an increase in deposits and a decrease in loans. The increase in the ratio in 2006 compared to 2005 is mainly attributable to a larger increase in loans compared to deposits.

Item 8.  Financial Statements

The consolidated financial statements of the Company together with the notes thereto and report of independent registered public accountants are contained in the Company's 2007 Annual Report to Stockholders included as Exhibit 13, and are incorporated herein by reference. No other portion of the 2007 Annual Report to Stockholders is to be deemed "filed" as part of this filing.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Audit Committee
Kentucky Bancshares, Inc.
Paris, Kentucky

We have audited the accompanying balance sheets of Kentucky Bancshares, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.


                                       /s/Crowe Chizek and Company LLC
			Crowe Chizek and Company LLC
Lexington, Kentucky
March 3, 2008










                           KENTUCKY BANCSHARES, INC.
                                Paris, Kentucky


                       CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2007, 2006 and 2005


                          CONSOLIDATED BALANCE SHEETS
                                  December 31

                                                    2007             2006
ASSETS
Cash and due from banks                        $  15,445,596    $  14,905,672
Federal funds sold                                10,361,000        4,106,000
  Cash and cash equivalents                       25,806,596       19,011,672
Securities available for sale                    147,749,546      127,890,612
Loans                                            417,388,048      444,150,390
  Allowance for loan losses                       (4,878,732)      (4,991,277)
    Net loans                                    412,509,316      439,159,113

Federal Home Loan Bank stock                       6,468,200        6,468,200
Bank premises and equipment, net                  16,323,314       14,327,050
Interest receivable                                5,219,814        5,653,869
Mortgage servicing rights                            696,826          745,834
Goodwill                                          13,116,710       13,116,710
Other intangible assets                            1,787,413        2,058,149
Other assets                                       1,261,106        1,111,094

Total assets                                   $ 630,938,841    $ 629,542,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                         $  88,520,944    $  87,503,263
  Time deposits, $100,000 and over                78,060,572       67,255,274
  Other interest bearing                         319,423,702      314,049,382
    Total deposits                               486,005,218      468,807,919
Repurchase agreements and other borrowings         6,734,630       11,326,913
Federal Home Loan Bank advances                   63,993,472       80,030,283
Subordinated debentures                            7,217,000        7,217,000
Interest payable                                   4,983,549        3,682,785
Other liabilities                                  3,160,874        3,196,604
  Total liabilities                              572,094,743      574,261,504

Stockholders' equity
  Preferred stock, 300,000 shares
   authorized and unissued                                 -                -
  Common stock, no par value; 10,000,000
   shares authorized; 2,849,056 and
   2,864,586 shares issued and
   outstanding in 2007 and 2006                   12,517,029        12,474,039
  Additional paid-in capital                         155,553            59,375
  Retained earnings                               46,759,262        44,061,889
  Accumulated other comprehensive income (loss)     (587,746)       (1,314,504)
    Total stockholders' equity                    58,844,098        55,280,799

Total liabilities and stockholders' equity     $ 630,938,841    $  629,542,303











                           See Accompanying notes.


                       CONSOLIDATED STATEMENTS OF INCOME
                            Years Ended December 31

                                         2007          2006          2005
Interest income
  Loans, including fees              $ 31,798,307  $ 29,068,728  $ 23,373,434
  Securities
   Taxable                              3,810,348     4,395,404     3,388,793
   Tax exempt                           2,134,600     1,666,382     1,444,090
  Other                                 1,475,831       462,333       690,660
                                       39,219,086    35,592,847    28,896,977
Interest expense
  Deposits                             15,124,114    12,117,444     8,180,571
  Repurchase agreements and other
   borrowings                             506,835     1,162,350       603,812
  Federal Home Loan Bank advances       2,908,818     2,944,217     2,487,062
  Subordinated debentures                 494,338       494,197       494,227
                                       19,034,105    16,718,208    11,765,672

Net interest income                    20,184,981    18,874,639    17,131,305
Provision for loan losses               1,000,000       475,000       508,100
Net interest income after provision
 for loan losses                       19,184,981    18,399,639    16,623,205

Other income
  Service charges                       5,495,499     5,223,973     4,511,270
  Loan service fee income, net             57,867        33,020         9,023
  Trust department income                 515,149       602,884       458,328
  Securities gains (losses), net           36,556        34,259        64,395
  Gain on sale of mortgage loans          432,314       290,035       333,742
  Other                                 1,398,673     1,051,765     1,118,289
                                        7,936,058     7,235,936     6,495,047

Other expenses
  Salaries and employee benefits       10,593,544     9,612,798     8,547,607
  Occupancy expenses                    2,560,353     2,320,418     2,194,431
  Amortization                            270,736       184,736        95,736
  Advertising and marketing               545,648       519,685       473,848
  Taxes other than payroll, property
   and income                             683,443       537,485       547,509
  Other                                 3,477,231     3,506,589     3,361,280
                                       18,130,955    16,681,711    15,220,411

Income before income taxes              8,990,084     8,953,864     7,897,841
Provision for income taxes              2,404,132     2,467,810     2,077,741

Net income                            $ 6,585,952   $ 6,486,054   $ 5,820,100

Earnings per share:
  Basic                               $      2.31   $      2.35   $      2.17
  Diluted                                    2.30          2.34          2.16










                           See Accompanying notes.



                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            Years Ended December 31

                                          2007         2006          2005

Net income                           $ 6,585,952   $ 6,486,054   $ 5,820,100

Other comprehensive income (loss)
  Unrealized gains (losses) on
   securities arising during
   the period                            892,171       735,236    (1,839,887)
  Reclassification of realized amount    (36,556)      (34,259)      (64,395)
    Net change in unrealized
     gain (loss) on securities           855,615       700,977    (1,904,282)
  Less:  Tax impact                      290,909       238,332      (647,456)

  Changes related to SFAS No. 158:
    Net gain (loss)                      210,941             -             -
    Amortization of net gain (loss)       34,592             -             -
      Total recognized in other
       comprehensive income              245,533
    Less:  Tax impact                     83,481             -             -

Comprehensive income                 $ 7,312,710   $ 6,948,699   $ 4,563,274





































                           See Accompanying notes.



                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     Years Ended December 31, 2007, 2006 and 2005
                                                                                               Accumulated
                                                                   Additional                     Other          Total
                                           Common Stock              Paid-in      Retained    Comprehensive   Stockholders'
                                        Shares       Amount          Capital      Earnings        Income         Equity
Balances, January 1, 2005            2,684,498   $  6,818,664    $       -    $ 37,884,215   $   323,932   $ 45,026,811

Common stock issued (including
 employee gifts of 75 shares)            3,375        47,595             -               -             -         47,595
Common stock purchased                 (20,976)      (53,454)            -        (575,945)            -       (629,399)
Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                  -             -             -               -    (1,256,826)    (1,256,826)
Net income                                   -             -             -       5,820,100             -      5,820,100
Dividends declared - $0.92 per share         -             -             -      (2,462,038)            -     (2,462,038)

Balances, December 31, 2005          2,666,897   $ 6,812,805     $       -    $ 40,666,332   $  (932,894)  $ 46,546,243

Common stock issued including tax
 benefit, net (including
 stock grants of 3,845 shares)          11,754       117,741             -               -             -        117,741
Stock compensation expense                   -             -        59,375               -             -         59,375
Common stock purchased                 (12,901)      (56,385)            -        (322,069)            -       (378,454)
Common stock issued in connection
 with Purchase of Peoples
 Bancorp, Inc.                         198,836     5,599,878             -               -             -      5,599,878
Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                  -             -             -               -       462,645        462,645
Adjustment to initially apply
 SFAS No. 158, net of tax                    -             -             -               -      (844,255)      (844,255)
Net income                                   -             -             -       6,486,054             -      6,486,054
Dividends declared - $1.00 per share         -             -             -      (2,768,428)            -     (2,768,428)

Balances, December 31, 2006          2,864,586   $12,474,039     $  59,375    $ 44,061,889   $(1,314,504)  $ 55,280,799

Common stock issued including tax
 benefit, net (including
 stock grants of 4,961 shares and
 employee gifts of 93 shares)           14,672       175,387             -               -             -        175,387
Stock compensation expense                   -             -        96,178               -             -         96,178
Common stock purchased                 (30,202)     (132,397)            -        (800,680)            -       (933,077)
Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                  -             -             -               -       564,706        564,706
Net change related to
 SFAS No. 158, net of tax                    -             -             -               -       162,052        162,052
Net income                                   -             -             -       6,585,952             -      6,585,952
Dividends declared - $1.08 per share         -             -             -      (3,087,899)            -     (3,087,899)

Balances, December 31, 2007          2,849,056   $12,517,029     $ 155,553    $ 46,759,262   $  (587,746)  $ 58,844,098


                                      See Accompanying notes.



                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31

                                               2007           2006           2005
Cash flows from operating activities
  Net income                               $  6,585,952   $  6,486,054   $  5,820,100
  Adjustments to reconcile net
   income to net cash from
   operating activities
    Depreciation and amortization             1,499,855      1,313,476      1,174,954
    Provision for loan losses                 1,000,000        475,000        508,100
    Securities amortization
     (accretion), net                          (178,289)       (14,717)       331,355
    Securities (gains) losses, net              (36,556)       (34,259)       (64,395)
    Originations of loans held
     for sale                               (16,061,200)   (17,156,711)   (18,036,701)
    Proceeds from sale of loans              16,493,514     17,446,746     18,545,914
    Gain on sale of mortgage loans             (432,314)      (290,035)      (333,742)
    Stock based compensation expense             96,178         59,375              -
    Federal Home Loan Bank stock
     dividends                                        -       (342,200)      (261,600)
    Losses (gain) on sale of fixed
     assets                                      (2,672)        (1,100)       (71,045)
  Changes in:
    Interest receivable                         434,055     (1,318,246)      (492,656)
    Other assets                               (315,071)    (1,906,617)       425,569
    Interest payable                          1,300,764        836,125        865,038
    Other liabilities                          (164,587)       723,683        624,374
      Net cash from operating activities     10,219,629      6,276,574      9,035,265

Cash flows from investing activities
  Purchases of securities                  (100,874,783)   (30,905,332)   (53,539,693)
  Proceeds from sales of securities          19,323,795     42,207,571      1,323,500
  Proceeds from principal payments
   and maturities of securities              62,762,514     53,343,210     16,159,467
  Cash paid for bank acquisition                      -     (2,841,873)             -
  Net change in loans                        25,649,797    (22,106,318)   (13,067,340)
  Purchases of bank premises and equipment   (3,037,632)    (1,540,977)      (758,929)
  Proceeds from sale of bank premises and
   Equipment                                      2,672          1,100        581,881
    Net cash from investing activities        3,826,363     38,157,381    (49,301,114)

Cash flows from financing activities
  Net change in deposits                     17,197,299     (35,102,694)   43,676,556
  Net change in repurchase agreements and
   other borrowings                          (3,892,283)     (9,380,282)   (8,755,271)
  Advances from Federal Home Loan Bank                -      90,000,000    15,000,000
  Payments on Federal Home Loan
   Bank advances                            (16,010,495)    (83,074,662)   (7,902,073)
  Proceeds from note payable                          -       8,000,000             -
  Payments on note payable                     (700,000)     (7,000,000)            -
  Proceeds from issuance of common stock,
   including options and grants, including
   tax benefits                                 175,387        117,741         47,595
  Purchase of common stock                     (933,077)      (378,454)      (629,399)
  Dividends paid                             (3,087,899)    (2,768,428)    (2,462,038)
    Net cash from financing activities       (7,251,068)   (39,586,779)    38,975,370




                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Years Ended December 31

                                               2007           2006           2005

Net change in cash and cash equivalents    $  6,794,924   $ 4,847,176  $   (1,290,479)

Cash and cash equivalents at
 beginning of year                           19,011,672     14,164,496     15,454,975

Cash and cash equivalents at end of year   $ 25,806,596   $ 19,011,672   $ 14,164,496

Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest expense                       $ 17,733,341   $ 15,749,929   $ 10,900,634
    Income taxes                              2,600,000      2,498,021      1,971,443

Supplemental schedules of non-cash investing
 activities
  Real estate acquired through foreclosure $    914,000   $    396,472   $    391,743
  Common stock issued in connection with
   purchase of Peoples Bancorp, Inc.                  -      5,599,878              -







































                           See Accompanying notes.



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the Company) and its wholly-owned subsidiary, Kentucky Bank (the Bank). Intercompany transactions and balances have been eliminated in consolidation. On July 7, 2006, the Company acquired 100% of the outstanding shares of Peoples Bancorp of Sandy Hook, Inc. (Peoples), parent of Peoples Bank of Sandy Hook and Morehead in Elliott and Rowan Counties, Kentucky, as discussed in Note 15.

Nature of Operations: The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliot, Harrison, Jessamine, Rowan, Scott, Woodford and adjoining counties in Kentucky. As a state bank, the Bank is subject to regulation by the Kentucky Office of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC). The Company, a bank holding company, is regulated by the Federal Reserve.

Estimates in the Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, mortgage servicing rights and fair value of financial instruments are particularly subject to change.

Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and certain short-term investments with maturities of less than three months. Generally, federal funds are sold for one-day periods. Net cash flows are reported for loan, deposit and short-term borrowing transactions.

Securities: The Company is required to classify its securities portfolio into one of three categories: trading securities, securities available for sale and securities held to maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading securities, or securities held to maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other than temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale: Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current secondary market prices, calculated on the aggregate loan basis. The Company also provides for any losses on uncovered commitments to lend or sell.



Loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans on a nonaccrual status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. Interest income on mortgage and consumer loans is discontinued at the time the loan is 90 days delinquent, and interest income on commercial loans is discontinued at the time the loan is 120 days delinquent, unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. When interest accrual is discontinued, interest income received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer and credit card loans are typically charged off no later than 120 days past due. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Mortgage Servicing Rights: The Bank has sold certain residential mortgage loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights.



Servicing rights are recognized separately when they are acquired through sales of loans. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of mortgage loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $271,934, $268,194 and $262,629 for the years ended December 31, 2007, 2006 and 2005. Late fees and ancillary fees related to loan servicing are not material.

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Bank Premises and Equipment: Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 50 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10.

Real Estate Acquired Through Foreclosure: Real estate acquired through foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to operating expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ending December 31, 2005.

Net income
  As reported                             $ 5,820,100
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                         (56,241)
  Pro forma                                 5,763,859

                                              2005
Basic earnings per share
  As reported                             $      2.17
  Pro forma                                      2.15

Diluted earnings per share
  As reported                             $      2.16
  Pro forma                                      2.14

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's financial statements.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.

Retirement Plans: Pension expense is the net of service cost, interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions.



Goodwill:   Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Intangible Assets: Intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on either an accelerated or straight-line basis, over ten or fifteen years.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

Derivatives: The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation. These contracts, considered derivatives, typically last 60 to 90 days and are used to offset the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold. These derivatives are carried at fair value. The Company did not have any mandatory forward sales contracts at December 31, 2007 and 2006.

Adoption of New Accounting Standards: In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company's consolidated financial position or results of operations.



Effect of Newly Issued But Not Yet Effective Accounting Standards: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Statement is effective for fiscal years beginning after November 15, 2007. The impact of adoption on January 1, 2008 was not material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Operating Segments: While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated into one reportable operating segment.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The reserve requirement at December 31, 2007 and 2006 was $369,000 and $322,000.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

Year-end securities are as follows:

                                        Fair        Unrealized     Unrealized
                                        Value          Gains         Losses

2007
  U. S. government agencies         $  36,020,468   $   495,539   $   (10,085)
  States and municipals                59,361,045       691,258      (661,819)
  Mortgage-backed                      52,077,818       218,221      (610,211)
  Equity securities                       290,215        20,215             -

    Total                           $ 147,749,546   $ 1,425,233   $(1,282,115)

2006
  U. S. government agencies            31,492,403        93,134      (124,991)
  States and municipals                44,129,640       703,114      (181,988)
  Mortgage-backed                      51,981,681             -    (1,218,655)
  Equity securities                       286,888        16,888             -

    Total                           $ 127,890,612   $   813,136   $(1,525,634)



The fair value of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

                                                  Fair
                                                  Value

  Due in one year or less                    $  24,370,258
  Due after one year through five years         17,504,764
  Due after five years through ten years        19,173,452
  Due after ten years                           34,333,039
                                                95,381,513
  Mortgage-backed                               52,077,818
  Equity                                           290,215

    Total                                    $ 147,749,546

Proceeds from sales of securities during 2007, 2006 and 2005 were $19,323,795, $42,207,571 and $1,323,500. Gross gains of $180,005, $452,218 and $89,943 and gross losses of $143,449, $417,959 and $25,548, were realized on those sales, respectively. The tax provision related to these realized gains and losses was $12,429, $11,648 and $21,894, respectively.

Securities with an approximate carrying value of $112,499,000 and $108,120,000 at December 31, 2007 and 2006, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year end 2007 and 2006 not recognized in income are as follows:

2007
                                  Less than 12 Months        12 Months or More               Total
                                 Fair       Unrealized     Fair        Unrealized      Fair       Unrealized
Description of Securities        Value         Loss        Value          Loss         Value         Loss
U.S. Government securities   $21,947,522  $   (10,085)  $         -   $         -   $ 21,947,522  $  (10,085)
States and municipals         21,940,792     (631,462)    7,054,136       (30,357)    28,994,928    (661,819)
Mortgage-backed                 2,595,724       (4,834)    30,212,510      (605,377)    32,808,234     (610,211)

Total temporarily impaired    $46,484,038  $  (646,381)   $37,266,646   $  (635,734)  $ 83,750,684  $(1,282,115)

2006
                                  Less than 12 Months        12 Months or More               Total
                                 Fair       Unrealized     Fair        Unrealized      Fair       Unrealized
Description of Securities        Value         Loss        Value          Loss         Value         Loss

U.S. Government securities     5,115,257      (9,164)     9,795,703      (115,827)    14,910,960    (124,991)
States and municipals          4,918,106     (15,531)    10,263,653      (166,457)    15,181,759    (181,988)
Mortgage-backed                         -           -      40,662,549    (1,218,655)    40,662,549   (1,218,655)

Total temporarily impaired    $10,033,363  $  (24,695)    $60,721,905   $(1,500,939)   $70,755,268  $(1,525,634)


The Company evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

At December 31, 2007, thirteen mortgage-backed securities have unrealized losses with aggregate depreciation of 1.8% from their amortized cost basis, and seventy seven states and municipals have unrealized losses with aggregate depreciation of 2.2% from their amortized cost basis. Management believes the declines in fair value from these and other securities are largely due to changes in interest rates. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4 - LOANS

Loans at year-end were as follows:

                                 2007              2006

Commercial                  $  22,924,130     $  29,335,344
Real estate construction       26,172,120        29,033,790
Real estate mortgage          270,494,250       290,068,211
Agricultural                   80,774,195        79,627,134
Consumer                       15,420,647        15,683,984
Other                           1,602,706           401,927

                            $ 417,388,048     $ 444,150,390

Activity in the allowance for loan losses was as follows:

                                 2007            2006            2005

Beginning balance            $  4,991,277    $  4,309,403    $  4,163,315
Allowance from acquisition              -         775,913               -
Charge-offs                    (1,268,568)       (642,664)       (526,735)
Recoveries                        156,023          73,625         164,723
Provision for loan losses       1,000,000         475,000         508,100

Ending balance               $  4,878,732    $  4,991,277    $  4,309,403



Impaired loans totaled $6,358,000 and $2,379,000 at December 31, 2007 and 2006. The average recorded investment in impaired loans during 2007, 2006 and 2005 was $4,253,000, $1,624,000 and $1,547,000. The total allowance for loan losses related to these loans was $934,000 and $553,000 at December 31, 2007 and 2006. Interest income on impaired loans of $121,000, $62,000 and $25,000 was recognized for cash payments received in 2007, 2006 and 2005.

Nonperforming loans were as follows:
                                        2007         2006
Loans past due over 90 days still
 on accrual                          $  195,000   $  253,000
Nonaccrual loans                      6,358,000    2,379,000

Nonaccrual loans secured by real estate make up 99% of the total nonaccruals. Management does not see further material loss related to these loans.

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2007 and 2006. An analysis of the activity with respect to all director and executive officer loans is as follows:

                                                            2007

Balance, beginning of year                             $  4,893,000
New loans                                                   504,000
Effect of changes in composition of related parties         (92,000)
Repayments                                               (1,126,000)

Balance, end of year                                   $  4,179,000

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $110,175,000 and $107,766,000 at December 31, 2007 and 2006. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $388,000 and $369,000 at December 31, 2007 and 2006.

Changes in mortgage servicing rights were as follows:

                         2007          2006          2005

Beginning balance    $  745,834    $  801,501    $  875,633
Additions               165,059       179,507       179,474
Amortization	           (214,067)     (235,174)     (253,606)

Ending balance       $  696,826    $  745,834    $  801,501

The valuation allowance as of December 31, 2007 was $0, and there have been no changes in the valuation allowance over the past three years. The fair value of servicing rights was $1,107,000 and $1,121,000 at year-end 2007 and 2006. Fair value at year-end 2007 was determined using a discount rate of 10.0%, prepayment speeds ranging from 8.0% to 15.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%. Fair value at year-end 2006 was determined using a discount rate of 9.5%, prepayment speeds ranging from 8.0% to 13.5%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 6.3 years. Estimated amortization expense for each of the next five years is:

                     2008        $ 180,000
                     2009          136,000
                     2010          105,000
                     2011           82,000
                     2012           64,000

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                     2007             2006

Land and buildings               $ 17,243,311     $ 16,554,057
Furniture and equipment            11,958,611       11,756,195
Construction projects               1,163,406          217,591
                                   30,365,328       28,527,843
Less accumulated depreciation     (14,042,014)     (14,200,793)

                                 $ 16,323,314     $ 14,327,050

Depreciation expense was $1,041,368, $956,221 and $924,564 in 2007, 2006, and
2005.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

                              2007              2006             2005

  Beginning of year       $ 13,116,710      $  9,110,524      $ 9,110,524
  Acquired goodwill                  -         4,006,186                -
  Impairment                         -                 -                -

  End of year             $ 13,116,710      $ 13,116,710      $ 9,110,524

Goodwill is not amortized but instead evaluated periodically for impairment.

Acquired intangible assets were as follows at year-end:

                                      2007                      2006
                                Gross                    Gross
                              Carrying   Accumulated    Carrying   Accumulated
                               Amount    Amortization    Amount    Amortization
Amortized intangible assets:
  Core deposit intangibles   $5,133,403   $3,345,990   $5,133,403   $3,075,254

Core deposit intangibles of $1,477,000 were acquired during 2006 in the Peoples acquisition, as further described in Note 15 - Business Combination.

Aggregate amortization expense was $270,736, $184,736 and $95,736 for 2007, 2006 and 2005.

Estimated amortization expense for each of the next five years:

     2008          $ 264,736
     2009            259,736
     2010            253,736
     2011            243,736
2012	233,736



NOTE 7 - DEPOSITS

At December 31, 2007, the scheduled maturities of time deposits are as follows:

     2008        $ 187,127,228
     2009           47,706,515
     2010            3,848,656
     2011            1,082,618
     2012            4,895,933

Certain directors and executive officers of the Company and companies in which they have beneficial ownership are deposit customers of the Bank. The amount of these deposits was approximately $2,632,000 and $3,994,000 at December 31, 2007 and 2006.

NOTE 8 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government securities with a carrying amount of $15,179,740 and $23,665,328 at year-end 2007 and 2006.

Repurchase agreements generally mature within one year from the transaction date and range in maturities from 1 day to 5 years. The securities underlying the agreements are maintained in a third-party custodian's account under a written custodial agreement. Information concerning repurchase agreements for 2007, 2006 and 2005 is summarized as follows:

                                2007           2006            2005

Average daily balance
 during the year           $ 10,415,241    $ 15,660,750    $ 16,014,304
Average interest rate
 during the year                   4.18%           3.79%           3.19%
Maximum month-end balance
 during the year           $ 16,072,679    $ 18,372,446    $ 18,071,544
Weighted average interest
 rate at year end                  4.72%           3.83%           3.18%

Promissory note payable of $300,000 at December 31, 2007, has principal due at July 7, 2009, interest payable quarterly at prime less 1.75%, and is secured by 100% of the common stock of the bank.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

                                                      2007           2006
Maturities July 2008 through March
 2030, fixed rates from 1.00% to 3.08%        $ 14,298,815   $ 17,226,422
Maturities January 2008 through February
 2026, fixed rates from 3.58% to 4.43%          28,158,277     36,060,120
Maturities February 2008 through January
 2026, fixed rates from 4.77% to 7.23%      	   21,536,380     26,743,741

Total                                      $ 63,993,472   $ 80,030,283

Advances are paid either on a monthly basis or at maturity. All advances require a prepayment penalty and certain advances are callable by the FHLB at various call dates throughout the term of the advance. Advances are secured by the FHLB stock and substantially all first mortgage residential loans.



Scheduled principal payments due on advances during the years subsequent to December 31, 2007 are as follows:

     2008              $ 15,078,887
     2009                26,755,335
     2010                 6,250,000
2011	1,434,789
2012	1,604,055
     Thereafter          12,870,406

                       $ 63,993,472

NOTE 10 - SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I ("Trust"). The Trust issued $217,000 of common securities to the Company and $7,000,000 of trust preferred securities as part of a pooled offering of such securities. The Company issued $7,217,000 subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust. The debentures pay interest quarterly at 7.06% for the first 5 years. Starting September 2008, the rate converts to three-month LIBOR plus 3.00 adjusted quarterly. The Company may redeem the subordinated debentures, in whole or in part, beginning September 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.

In accordance with FASB Interpretation No. 46, the Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation.

NOTE 11 - INCOME TAXES

Income tax expense was as follows:

                     2007            2006            2005

Current          $ 2,457,421     $ 2,476,648     $ 1,969,865
Deferred             (53,289)         (8,838)        107,876

                 $ 2,404,132     $ 2,467,810     $ 2,077,741

Year-end deferred tax assets and liabilities were due to the following. No valuation allowance for the realization of deferred tax assets is considered necessary.

                                                   2007            2006

Deferred tax assets
  Allowance for loan losses                   $ 1,684,269    $ 1,645,241
  Unrealized loss on securities                         -        242,249
  Adjustment for SFAS No. 158                     351,439        434,919
  Other                                           280,111        327,074

Deferred tax liabilities
  Unrealized gain on securities                   (48,660)             -
  Bank premises and equipment                    (724,892)      (776,157)
  FHLB stock                                   (1,254,026)    (1,254,026)
  Mortgage servicing rights                      (236,921)      (253,584)
  Core deposit intangibles                       (464,599)      (491,132)
  Other                                          (286,312)      (253,075)

    Net deferred tax liability                $  (699,591)   $  (378,491)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:
                                                2007       2006       2005

U. S. federal income tax rate                   34.0%      34.0%      34.0%
Changes from the statutory rate
  Tax-exempt investment income                  (9.2)      (7.8)      (7.3)
  Non-deductible interest expense related to
   carrying tax-exempt investments               1.3        1.1        0.8
  Other                                          0.6        0.3       (1.2)

                                                26.7%      27.6%      26.3%

Federal income tax laws provided the Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $441,000 liability at December 31, 2007. The Company's acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve. However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $441,000 would be recorded as expense.

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the year ended December 31, 2007 related to unrecognized tax benefits.

The Company and its subsidiary file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2004.

NOTE 12 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

                                      2007           2006           2005
Basic Earnings Per Share
  Net income                      $ 6,585,952    $ 6,486,054    $ 5,820,100
Weighted average common
   shares outstanding               2,852,094      2,761,826      2,676,890
  Basic earnings per share        $      2.31    $      2.35    $      2.17

Diluted Earnings Per Share
  Net income	                      $ 6,585,952    $ 6,486,054    $ 5,820,100
  Weighted average common
   shares outstanding               2,852,094      2,761,826      2,676,890
  Add dilutive effects of
   assumed exercise of
   stock options                       10,292         11,736         14,965
  Weighted average common and
   dilutive potential common
   shares outstanding               2,862,386      2,773,562      2,691,855
  Diluted earnings per share      $      2.30    $      2.34    $      2.16

Stock options of 29,200 shares common stock from 2007, 11,736 shares common stock from 2006 and 31,100 shares common stock from 2005 were excluded from diluted earnings per share because their impact was antidilutive.

NOTE 13 - RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of its employees. The Company's funding policy is to contribute annually the
maximum amount that can be deducted for federal income tax purposes.   Benefits
are based on one percent of employee average earnings for the previous five years times years of credited service.

Information about the pension plan was as follows:

                                            2007            2006
Change in benefit obligation:
  Beginning benefit obligation          $ 7,084,741     $ 6,737,359
  Service cost                              483,518         472,140
  Interest cost                             405,547         364,248
  Actuarial adjustment                     (197,530)       (327,181)
  Benefits paid                            (204,130)       (161,825)
    Ending benefit obligation             7,572,146       7,084,741

Change in plan assets, at fair value:
  Beginning plan assets                   5,345,056       5,071,504
  Actual return                             393,712         378,550
  Employer contribution                     505,175               -
  Benefits paid                            (145,178)       (104,998)
    Ending plan assets                    6,098,765       5,345,056

Funded status                           $(1,473,381)    $(1,739,685)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:
                                        2007             2006

   Net loss (gain)                  $ 1,034,012      $ 1,279,916
	Transition obligation (asset)           (371)            (742)
                                     $ 1,033,641      $ 1,279,174

The accumulated benefit obligation for defined benefit pension plans was $5,821,550 and $5,312,906 at year-end 2007 and 2006.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

                                        2007           2006           2005

Service cost                         $  483,518     $  472,140     $  432,429
Interest cost                           405,547        364,248        346,223
Expected return on plan assets         (439,253)      (400,485)      (376,195)
Amortization                             34,592         41,249         39,818

Net periodic cost                    $  484,404     $  477,152     $  442,275

Net loss (gain)                       (210,941)             -              -
Prior service cost (credit)                  -              -              -
Amortization of net (gain) loss        (34,592)             -              -
  Total recognized in other
   comprehensive income               (245,533)             -              -

  Total recognized in net periodic
   benefit cost and other
   comprehensive income             $  238,871     $  477,152     $  442,275



The estimated net loss and transition obligation for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $15,629 and $(371).

Weighted-average assumptions used to determine pension benefit obligations at year-end

                                       2007        2006        2005
Discount rate on benefit obligation    6.00%      5.75%       5.75%
Rate of compensation increase          4.00%       4.00%       4.00%

Weighted-average assumptions used to determine net periodic net cost

                                       2007        2006        2005
Discount rate on benefit obligation    6.00%      5.75%       5.75%
Long-term expected rate of return
 on plan assets                        8.00%       8.00%       8.00%
Rate of compensation increase          4.00%       4.00%       4.00%

The assumptions described above were determined using various factors. Based on the history of domestic investment experience, the expected long-term rate of return on assets for the income segment is assumed to be 6.0%. The expected long-term return on assets for the growth segment is assumed to be 10.0%. Thus, the assumed rate of return on the total portfolio is 8.0% per year. The discount rate assumption of 6.00% is based on the expected movements of interest rates from economic forecasts, Federal Reserve monetary actions and commentary, the expected pace of economic activity, the issuance of new debt to finance significant fiscal policy deficits, and the benchmark Moody's AA rated long term corporate bond rate. The rate of compensation increase assumption of 4.0% is based upon historical compensation increases at the Bank.

The Company's pension plan asset allocation at year-end and expected long-term rate of return by asset category are as follows:

                         Percentage    Percentage       Weighted
                           of Plan       of Plan         Average
                          Assets at     Assets at       Expected
                          Year-End      Year-End        Long-Term
Asset Category              2007          2006       Rate of Return

Equity securities            63            63             10%
Debt securities              33            35              6
Cash                          4             2              4

  Total                     100           100

The asset allocation objective for 2007 and thereafter is to be 60% in equity securities and 40% in debt securities. These percentages may vary 5-10 basis points based on market conditions of equity and bond markets. There is no target allocation for cash balances.

The Company expects to contribute $0 to $500,000 to its pension plan in 2008.



The following benefit payments, which reflect expected future service, are expected:

                             Pension Benefits

     2008                      $  191,963
     2009                         207,923
     2010                         267,179
     2011                         302,885
     2012                         327,457
     Years 2013-2017            2,361,981

The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company's Board of Directors. Expense recognized in connection with the plan was $434,203, $369,847 and $320,670 in 2007, 2006 and 2005.

NOTE 14 - STOCK BASED COMPENSATION

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $96,178, $59,375, and $0 for 2007, 2006 and 2005. The total income tax benefit was $3,611, $911, and $0.

Stock Option Plan

The Company grants certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years and provides for issue of up to 220,000 options. The Company also grants certain directors stock option awards which vest and become fully exercisable immediately and provides for issue of up to 20,000 options. The exercise price of each option, which has a ten year life, was equal to the market price of the Company's stock on the date of grant.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

                                                   2007      2006       2005

Fair value of options granted                  $4.22     $3.14      $4.82
Risk-free interest rate                         4.51%     4.59%      3.98%
Expected term                                  8 years   8 years    8 years
Expected stock price volatility                12.69%     7.99%     15.11%
Dividend yield                                  3.48%     3.39%      3.03%



Summary of activity in the stock option plan for 2007 follows:

                                                      Weighted
                                          Weighted     Average
                                          Average     Remaining   Aggregate
                                          Exercise   Contractual  Intrinsic
                                 Shares    Price        Term        Value

Outstanding, beginning of year   69,914    $26.54
Granted                             800     31.00
Forfeited or expired             (2,140)    31.59
Exercised                        (9,800)    18.23
Outstanding, end of year         58,774    $27.80   60.8 months   $253,793

Vested and expected to vest      58,774    $27.80   60.8 months   $253,793

Exercisable, end of year         42,324    $26.73   53.9 months   $226,356

Options outstanding at year-end 2007 were as follows:
                                           Outstanding                    Exercisable
                                            Weighted
                                             Average     Weighted                 Weighted
                                            Remaining     Average                  Average
                                           Contractual   Exercise                 Exercise
Range of Exercise Prices         Options       Life        Price      Options       Price
From $18.00 to $20.63 per share    9,990       12.1        20.51        9,990        20.51
From $23.50 to $28.00 per share   17,684       51.5        25.39       15,604        25.37
From $29.50 to $31.00 per share   20,950       86.3        30.37       10,240        30.33
From $33.90 to $34.00 per share   10,150       72.3        33.91        6,490        33.92
                                  58,774                               42,324

Information related to the stock option plan during each year follows:

                                                     2007      2006      2005

	Intrinsic value of options exercised            $141,258  $119,419  $53,586
	Cash received from option exercises              178,692   124,756   43,650
	Tax benefit realized from option exercises         3,611       911        -
	Weighted average fair value of options granted     3,376     4,082   89,306

As of December 31, 2007, there was $54,617 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 years.

Stock Grant Plan

On February 15, 2005, the Company's Board of Directors adopted a restricted stock grant plan. Total shares issuable under the plan are 50,000. There were 5,605 shares issued during 2007 and 3,875 shares issued during 2006, and 30 shares were forfeited during 2006.

A summary of changes in the Company's nonvested shares for the year follows:

                                                           Weighted-Average
                                                              Grant-Date
Nonvested Shares                          Shares              Fair Value

  Nonvested at January 1, 2007            3,845               $ 112,466
  Granted                                 5,605                 173,755
  Vested                                   (769)                (22,493)
  Forfeited                                (644)                (19,365)

      Nonvested at December 31, 2007      8,037               $ 244,363



As of December 31, 2007, there was $208,648 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $23,839, $0 and $0

NOTE 15 - BUSINESS COMBINATION

On July 7, 2006, the Company acquired 100% of the outstanding shares of Peoples Bancorp of Sandy Hook, Inc., parent of Peoples Bank of Sandy Hook. Operating results of Peoples are included in the consolidated financial statements since the date of acquisition.

The purchase price of $14 million was 40 percent stock and 60 percent cash. At the acquisition date, Peoples had $96,380,000 in total assets, $50,925,000 in loans and $72,279,000 in deposits.

NOTE 16 - LIMITATION ON BANK DIVIDENDS

The Company's principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. During 2008 the Bank could, without prior approval, declare dividends on any 2008 net profits retained to the date of the dividend declaration less $363,000.

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments at December 31, 2007 and 2006 are as follows:

                                      2007                      2006
                               Carrying                  Carrying
                                Amount    Fair Value      Amount    Fair Value
                                               (In Thousands)
Financial assets
  Cash and cash equivalents   $  25,807   $  25,807     $  19,012   $  19,012
  Securities                    147,750     147,750       127,891     127,891
  Loans, net                    412,509     409,134       439,159     433,610
  FHLB stock                      6,468       6,468         6,468       6,468
  Interest receivable             5,220       5,220         5,654       5,654

Financial liabilities
  Deposits                    $ 486,005   $ 489,276     $ 468,808   $ 470,799
  Securities sold under
   agreements to repurchase
   and other borrowings           6,735       6,843        11,327      11,249
  FHLB advances                  63,993      63,643        80,030      77,711
  Subordinated debentures         7,217       7,098         7,217       7,232
  Interest payable                4,984       4,984         3,683       3,683



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

NOTE 18 - OFF-BALANCE SHEET ACTIVITIES AND COMMITMENTS

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

Financial instruments with off-balance sheet risk were as follows at year-end:

                                 2007             2006

Unused lines of credit       $ 65,298,282     $ 67,921,443
Commitments to make loans       1,871,000          658,000
Letters of credit                 907,335          639,538

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 5.50% to 6.50% with maturities ranging from 15 to 30 years and are intended to be sold.

NOTE 19 - CONTINGENT LIABILITIES

The Bank is a defendant in legal actions arising from normal business activities. Management believes these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's consolidated financial position or results of operations.

NOTE 20 - CAPITAL REQUIREMENTS

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



Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company's and the Bank's actual amounts and ratios are presented in the table below:

                                                                                    To Be Well
                                                                                   Capitalized
                                                                                   Under Prompt
                                                                  For Capital         Corrective
                                                 Actual       Adequacy Purposes   Action Provisions
                                             Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                             (Dollars in Thousands)
2007
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 56,491  13.6%    $ 33,134    8%     $ 41,417    N/A
  Tier I Capital (to Risk-Weighted Assets)    51,528  12.4       16,567    4        24,850    N/A
  Tier I Capital (to Average Assets)          51,528   8.4       24,493    4        30,616    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 56,350  13.6%    $ 33,130    8%     $ 41,413    10%
  Tier I Capital (to Risk-Weighted Assets)    51,387  12.4       16,565    4        24,848     6
  Tier I Capital (to Average Assets)          51,387   8.4       24,491    4        30,614     5

2006
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 53,491  12.5%    $ 34,181    8%     $ 42,727    N/A
  Tier I Capital (to Risk-Weighted Assets)    48,420  11.3       17,091    4        25,636    N/A
  Tier I Capital (to Average Assets)          48,420   7.8       24,758    4        30,947    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 53,370  12.5%    $ 34,159    8%     $ 42,699    10%
  Tier I Capital (to Risk-Weighted Assets)    48,299  11.3       17,079    4        25,619     6
  Tier I Capital (to Average Assets)          48,299   7.8       24,723    4        30,904     5


NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

                    Condensed Balance Sheets
                          December 31

                                                  2007
2006
                                                   (In
Thousands)
ASSETS
Cash on deposit with subsidiary                 $    175     $    940
Investment in subsidiary                          65,703       62,160
Securities available for sale                         20           20
Other assets                                         482          412

Total assets                                    $ 66,380     $ 63,532


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Subordinated debentures                       $  7,217     $  7,217
  Notes payable                                      300        1,000
  Other liabilities                                   19           34
Stockholders' equity
  Preferred stock                                      -            -
  Common stock                                    12,517       12,474
  Additional paid-in capital                         156           59
  Retained earnings                               46,759       44,062
  Accumulated other comprehensive income (loss)     (588)      (1,314)

Total liabilities and stockholders' equity      $ 66,380     $ 63,532




           Condensed Statements of Income and Comprehensive Income
                           Years Ended December 31

                                                  2007       2006       2005
                                                       (In Thousands)
Income
  Dividends from subsidiary                    $  4,300   $  9,800   $  3,750
  Securities gains (losses), net                      -        409         60
  Interest income                                     1         16         13
    Total income                                  4,301     10,225      3,823

Expenses
  Interest expense                                  531        577        494
  Other expenses                                    128        250        134
    Total expenses                                  659        827        628

Income before income taxes and equity in
 undistributed income of subsidiary               3,642      9,398      3,195

Applicable income tax (expense) benefits            224        166        178

Income before equity in undistributed
 income of subsidiary                             3,866	      9,564      3,373

Equity in undistributed income of subsidiary      2,720     (3,078)     2,447

Net income                                        6,586      6,486      5,820

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities
   arising during the period                       589        486     (1,215)
  Reclassification of realized amount               (24)       (23)       (42)

  Net change in unrealized gain (loss)
   on securities                                    565        463     (1,257)

Comprehensive income                           $  7,151   $  6,949   $  4,563






                      Condensed Statements of Cash Flows
                           Years Ended December 31

                                                  2007       2006       2005
                                                       (In Thousands)
Cash flows from operating activities
  Net income                                   $  6,586    $  6,486   $  5,820
  Adjustments to reconcile net income to net
   cash from operating activities
    Equity in undistributed earnings of
     subsidiary                                  (2,720)      3,083     (2,447)
    Securities (gains) losses, net                    -        (409)       (60)
    Change in other assets                         (58)         43         32
    Change in other liabilities                     (27)         18         (3)
      Net cash from operating activities          3,781       9,221      3,342

Cash flows from investing activities
  Proceeds from sales of securities
   available for sale                                 -         664        143
  Acquisition of Peoples Bancorp, Inc.                -      (8,080)         -
    Net cash from investing activities                -      (7,416)       143

Cash flows from financing activities
  Proceeds from note payable                         -      8,000          -
  Payments on note payable                        (700)    (7,000)         -
  Dividends paid                                 (3,088)    (2,768)    (2,462)
  Proceeds from issuance of common stock            175        118         48
  Purchase of common stock                         (933)      (378)      (629)
    Net cash from financing activities           (4,546)    (2,028)    (3,043)

Net change in cash                                 (765)      (223)       442

Cash at beginning of year                           940      1,163        721

Cash at end of year                            $    175    $   940   $  1,163



NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                    Interest   Net Interest   Net         Earnings Per Share
                     Income      Income      Income     Basic    Fully Diluted
2007
  First quarter     $ 9,806     $ 4,972     $ 1,562     $ .55        $ .54
  Second quarter     10,034       5,147       1,918       .67          .67
  Third quarter       9,801       5,148       1,670       .58          .58
  Fourth quarter      9,578       4,918       1,436       .51          .51

2006
  First quarter     $ 8,051     $ 4,476     $ 1,293     $ .48        $ .48
  Second quarter      8,245       4,511       1,716       .65          .64
  Third quarter       9,493       4,850       1,714       .60          .60
  Fourth quarter      9,804       5,038       1,763       .62          .62







Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007. There was no change in the Company's internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 14, 2008, which will be filed with the Commission on or about April 10, 2008, pursuant to Regulation 14A.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 14, 2008, which will be filed with the Commission on or about April 10, 2008, pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 14, 2008, which will be filed with the Commission on or about April 10, 2008, pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

The information required by Items 13 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 14, 2008, which will be filed with the Commission on or about April 10, 2008, pursuant to Regulation 14A.



Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 14, 2008, which will be filed with the Commission on or about April 10, 2008, pursuant to Regulation 14A.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

  The following financial statements are included in Item 8 of this Form
10-K.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flow
Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules.

All financial statement schedules have been omitted as the required information is inapplicable or the required information has been included in the Consolidated Financial statements or notes thereto.

(a)(3)  Exhibits

The following exhibits are incorporated by reference herein or made a part of this Form 10-K:

2.1   Agreement and Plan of Merger with Peoples Bancorp of Sandy
Hook is incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated February 24,
2006.

3.1 Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000.

3.2   Bylaws of the Registrant are incorporated by reference to
Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000.

3.3   Articles of Amendment to Amended and Restated Articles of
Incorporation of the Registrant are incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2005.

10.1  Kentucky Bancshares, Inc. 1993 Employee Stock Ownership
Incentive Plan is incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-4 (File No.
33-96358).



10.2  Kentucky Bancshares, Inc. 1993 Non-Employee Directors Stock
Ownership Incentive Plan is incorporated by reference to
Exhibit 10.3 of the Registrant's Registration Statement on Form
S-4 (File No. 33-96358).

10.3 Kentucky Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant's
Form 10-K for the fiscal year ended December 31, 1998.

10.4 Schedule of 2006 Compensation Arrangements for Named Executive Officers is incorporated by reference to the Registrant's Current
Report on Form 8-K dated December 20, 2005.

10.5  2005 Restricted Stock Grant Plan, including form of Award
Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 15, 2005.

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

(b)  Exhibits
 See response to Item 15(a)(3).

(c)  Financial Statement Schedules
 See response to Item 15(a)(2).



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Bancshares, Inc.
By:  _/s/Louis Prichard   __
Louis Prichard, President and Chief Executive Officer, Director
March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/Louis Prichard      _____       March 28, 2008
Louis Prichard, President and Chief Executive Officer, Director

 /s/Gregory J. Dawson  ______       March 28, 2008
Gregory J. Dawson, Chief Financial and Accounting Officer

 /s/Buckner Woodford ________       March 31, 2008
Buckner Woodford, Chairman of the Board, Director

_/s/William Arvin____________       March 28, 2008
William Arvin, Director

 /s/B. Proctor Caudill   ____       March 28, 2008
B. Proctor Caudill, Director

 /s/Henry Hinkle _ _  __ ____       March 28, 2008
Henry Hinkle, Director

_/s/Theodore Kuster__________       March 28, 2008
Theodore Kuster, Director

 /s/Betty J. Long  __________       March 28, 2008
Betty J. Long, Director

 /s/Ted McClain  ___________        March 28, 2008
Ted McClain, Director

_/s/Edwin S. Saunier_________       March 28, 2008
Edwin S. Saunier, Director

 /s/Robert G. Thompson  _____       March 28, 2008
Robert G. Thompson, Director

_____________________________       March __, 2008
Woodford Van Meter, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant refers to Exhibit 13 to the Form 10-K.


6

22

BOURBON BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998



44
58

63