Form 10-Q
period 2008-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2008-05-13
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
 Large accelerated filer ____
 Accelerated filer ____
 Non-accelerated filer   X  (Do not check if a smaller reporting company)
 Smaller reporting company  ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
 Large accelerated filer _  Accelerated filer _  Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No   X___

Number of shares of Common Stock outstanding as of April 30, 2008:  2,804,725.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statement of Changes in
             Stockholders' Equity                                   5

            Consolidated Statements of Cash Flows                   6

            Notes to Consolidated Financial Statements              7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   11

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           15

Item 4.     Controls and Procedures                                16

Part II - Other Information                                        16

Signatures                                                         17

Exhibits

     10.1  Kentucky Bancshares, Inc. 1993 Employee Stock
           Ownership Incentive Plan                                18

     10.2  Kentucky Bancshares, Inc. 1993 Non-Employee
           Directors Stock Ownership Incentive Plan                27

     31.1  Certifications of Chief Executive Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       33

     31.2  Certifications of Chief Financial Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       35

     32    Certifications of Chief Executive Officer and Chief
           Financial Officer pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.                             37



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                         3/31/2008     12/31/2007
Assets
  Cash and due from banks                          $     15,413  $     15,446
  Federal funds sold                                     13,451        10,361
    Cash and cash equivalents                            28,864        25,807
  Securities available for sale                         153,590       147,750
  Loans                                                 410,840       417,388
  Allowance for loan losses                              (5,091)       (4,879)
    Net loans                                           405,749       412,509
  Federal Home Loan Bank stock                            6,468         6,468
  Bank premises and equipment, net                       16,899        16,323
  Interest receivable                                     4,603         5,220
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,721         1,787
  Mortgage servicing rights                                 723           697
  Other assets                                            1,773         1,261
    Total assets                                   $    633,507  $    630,939

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $     91,843  $     88,521
    Time deposits, $100,000 and over                     78,191        78,060
    Other interest bearing                              318,873       319,424
      Total deposits                                    488,907       486,005
  Repurchase agreements and other borrowings              8,700         6,735
  Federal Home Loan Bank advances                        62,382        63,993
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        3,749         4,984
  Other liabilities                                       2,998         3,161
    Total liabilities                                   573,953       572,095

  Stockholders' equity
  Common stock                                           12,501        12,517
  Additional paid-in capital                                189           156
  Retained earnings                                      46,958        46,759
  Accumulated other comprehensive income (loss)             (94)         (588)
    Total stockholders' equity                           59,554        58,844
    Total liabilities & stockholders' equity       $    633,507  $    630,939





See Accompanying Notes



0KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
 (thousands, except per share amounts)                Three Months Ending
                                                     3/31/2008   3/31/2007
INTEREST INCOME:
  Loans, including fees                             $    7,308  $    7,957
  Securities available for sale                          1,650       1,572
  Other                                                    295         277
    Total interest income                                9,253       9,806
INTEREST EXPENSE:
  Deposits                                               3,506       3,794
  Other                                                    851       1,040
    Total interest expense                               4,357       4,834
  Net interest income                                    4,896       4,972
  Loan loss provision                                      400         150
  Net interest income after provision                    4,496       4,822
NON-INTEREST INCOME:
  Service charges                                        1,189       1,303
  Loan service fee income                                   24          16
  Trust department income                                  120         149
  Securities available for sale gains (losses), net          7          (1)
  Gain on sale of mortgage loans                           161          66
  Other                                                    474         312
    Total other income                                   1,975       1,845
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,649       2,776
  Occupancy expenses                                       734         633
  Amortization                                              67          68
  Advertising and marketing                                140         135
  Taxes other than payroll, property and income            179         171
  Other                                                  1,193         764
    Total other expenses                                 4,962       4,547
  Income before taxes                                    1,509       2,120
  Income taxes                                             316         558
Net income                                          $    1,193  $    1,562

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                   492         (41)

Comprehensive Income                                $    1,685  $    1,521

Earnings per share
Basic                                               $     0.42  $     0.55
Diluted                                                   0.42        0.54




See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except share information)
                                                                                    Accumulated
                                                              Additional               Other          Total
                                         ----Common Stock----  Paid-in   Retained  Comprehensive  Stockholders'
                                           Shares     Amount   Capital   Earnings     Income         Equity
Balances, December 31, 2007               2,849,056  $ 12,517   $ 155    $ 46,759    $  (588)       $ 58,843

Common stock issued, including tax
 benefit, net (including stock grants
 of 4,025 shares and employee gifts
 of 91 shares)                               10,821        15       -          -           -              15

Stock based compensation expense                  -         -      34          -           -              34

Common stock purchased and retired          (11,652)      (31)      -       (195)          -            (226)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                       -         -       -          -         492             492

Net change in SFAS No. 158, net of tax            -         -       -          -           2               2

Net income                                        -         -       -      1,193           -           1,193

Dividends declared - $0.28 per share              -         -       -       (799)          -            (799)

Balances, March 31, 2008                  2,848,225  $ 12,501   $ 189   $ 46,958    $    (94)       $ 59,554


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                            Three Months Ending
                                                        3/31/2008  3/31/2007
Cash Flows From Operating Activities
  Net Income                                             $  1,193   $  1,562
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                               392        365
  Securities amortization (accretion), net                   (147)       (57)
  Noncash compensation expense                                 34         25
  Provision for loan losses                                   400        150
  Securities (gains) losses, net                               (7)         1
  Originations of loans held for sale                      (7,590)    (2,483)
  Proceeds from sale of loans                               7,751      2,549
  Gain on sale of mortgage loans                             (161)       (66)
  Changes in:
    Interest receivable                                       617        722
    Other assets                                             (585)      (260)
    Interest payable                                       (1,235)      (140)
    Other liabilities                                        (416)       (44)
      Net cash from operating activities                      246      2,324
Cash Flows From Investing Activities
  Purchases of securities available for sale              (43,700)   (32,251)
  Proceeds from sales of securities available for sale          -     14,539
  Proceeds from principal payments, maturities and
   calls of securities available for sale                  38,759     14,019
  Net change in loans                                       6,360      2,564
  Purchases of bank premises and equipment                   (861)      (274)
    Net cash from investing activities                        558     (1,403)
Cash Flows From Financing Activities:
  Net change in deposits                                    2,902     15,549
  Net change in securities sold under agreements to
   repurchase, federal funds purchased and other
   borrowings                                               1,965       (645)
  Advances from Federal Home Loan Bank                      5,000          -
  Payments on Federal Home Loan Bank advances              (6,604)    (3,601)
  Proceeds from issuance of common stock                       15         29
  Purchase of common stock                                   (226)         -
  Dividends paid                                             (799)      (776)
    Net cash from financing activities                      2,253     10,556
Net change in cash and cash equivalents                     3,057     11,477
Cash and cash equivalents at beginning of period           25,807     19,011
Cash and cash equivalents at end of period                 28,864     30,488



See Accompanying Notes



KENTUCKY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements, and the Company had no unrecognized tax benefits at December 31, 2007 or March 31, 2008.

The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2007 or March 31, 2008.


2.	INVESTMENT SECURITIES

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                   Amortized  Unrealized Unrealized   Fair
                                     Cost       Gains      Losses     Value
Available for Sale

March 31, 2008
  U.S. government agencies             24,195       584        (26)    24,753
  States and political subdivisions    62,841     1,085     (1,227)    62,699
  Mortgage-backed                      65,396       627       (177)    65,846
  Equity securities                       270        22        -          292
    Total                             152,702     2,318     (1,430)   153,590

December 31, 2007
  U.S. government agencies             35,535       496        (10)    36,021
  States and political subdivisions    59,332       691       (662)    59,361
  Mortgage-backed                      52,470       218       (610)    52,078
  Equity securities                       270        20        -          290
    Total                             147,607     1,425     (1,282)   147,750


3.	LOANS

Loans at period-end are as follows:
(in thousands)
                                         3/31/2008     3/31/2007

 Commercial                              $  23,839     $  25,072
 Real estate construction                   23,211        29,297
 Real estate mortgage                      270,011       293,028
 Agricultural                               77,218        78,424
 Consumer                                   16,561        15,667
  Total                                    410,840       441,488


4.	EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.



The factors used in the earnings per share computation follow:

                  Three Months Ended
                                                        March 31
                                                    2008        2007
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $1,193      $1,562
  Weighted average common shares outstanding        2,841       2,862
  Basic earnings per share                         $ 0.42      $ 0.55

Diluted Earnings Per Share
  Net Income                                       $1,193      $1,562
  Weighted average common shares outstanding        2,841       2,862
  Add dilutive effects of assumed exercise
   of stock options                                     6          10
  Weighted average common and dilutive
   potential common shares outstanding              2,847       2,872
  Diluted earnings per share                       $ 0.42      $ 0.54


Stock options for 30,300 shares of common stock for the and three months ended March 31, 2008, and for 30,500 shares of common stock for the three months ended March 31, 2007 were excluded from diluted earnings per share because their impact was antidilutive.

5.	 STOCK COMPENSATION

The Company has two share based compensation plans as described below.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

                                                2008           2007
     Weighted-average fair value of options
       granted during the year                 $2.38          $4.22
     Risk-free interest rate                    2.96%          4.51%
     Expected option life                     8 years        8 years
     Expected stock price volatility           11.05%         12.69%
     Expected dividend yield                    3.61%          3.48%




Summary of activity in the stock option plan for the three months ended March 31, 2008 follows:
                                                       Weighted
                                           Weighted    Average
                                           Average    Remaining   Aggregate
                                           Exercise  Contractual  Intrinsic
                                   Shares   Price       Term        Value

Outstanding, beginning of year     58,774   $27.80
Granted                               800    31.00
Forfeited or expired               (2,020)   28.40
Exercised                          (6,705)   22.12
Outstanding, end of period         50,849    28.58   63.7 months  $108,517

Vested and expected to vest        50,849    28.58   63.7 months   108,517

Options exercisable at period end  42,159    28.06   60.5 months   108,517

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $34 thousand in stock compensation expense during the three months ended March 31, 2008 to salaries and employee benefits.

Stock Grant Plan

On February 15, 2005, the Company's Board of Directors adopted a restricted stock grant plan. Total shares issuable under the plan are 50,000. A summary of changes in the Company's nonvested shares for the year follows:

                                                           Weighted-Average
                                                              Grant-Date
Nonvested Shares                         Shares               Fair Value

  Nonvested at December 31, 2007          8,037               $ 243,494
  Granted                                 4,025                 124,755
  Vested                                 (1,642)                (49,707)
  Forfeited                                   -                       -
      Nonvested at March 31, 2008        10,420               $ 318,542

6.	DIVIDENDS

Dividends per share paid for the quarter ended March 31, 2008 were $0.28 compared to $0.27 for March 31, 2007.

7.	 RETIREMENT PLAN

Components of Net Periodic Benefit Cost

                                       Three months ended March 31
                                              (in thousands)

Pension Benefits
                                            2008          2007

Service cost                              $   121       $   114
Interest cost                                 112           101
Expected return on plan assets               (120)         (109)
(Gain) loss amortization                        4             8
Net Periodic Benefit Cost                 $   117       $   114

Employer Contributions

The estimates are based on assuming the Company's 2008 annual contribution to the Pension Plan is to be zero. No contributions to the Pension Plan were made for the quarter ended March 31, 2008, and the Company anticipates making its annual contribution, if any, in the third quarter of 2008.



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

Summary

Kentucky Bancshares, Inc. recorded net income of $1.2 million, or $.42 basic earnings per share and $.42 diluted earnings per share for the three months ended March 31, 2008 compared to $1.6 million, or $.55 basic earnings per share and $.54 diluted earnings per share for the three month period ending March 31, 2007. The first three months earnings reflects a decrease of 23.6% compared to the same time period in 2007, due primarily to an increase in the loan loss provision of $250 thousand, an increase in other expenses of $415 thousand and a reduction in income tax expense of $242 thousand.

Return on average assets was 0.75% for the three months ended March 31, 2008 and 0.97% for the three month period ended March 31, 2007. Return on average equity was 8.0% for the three month period ended March 31, 2008 and 11.1% for the same period in 2007.

Loans decreased $6.5 million from $417.3 million on December 31, 2007 to $410.8 million on March 31, 2008. Decreases in commercial, real estate construction, real estate mortgage and agricultural loans were offset slightly by an increase in consumer loans. Management attributes the decline in loans to the slow down in the real estate economy and to competitive pressures.

Total deposits increased from $486.0 million on December 31, 2007 to $488.9 million on March 31, 2008, an increase of $2.9 million. This increase is primarily the result of an increase in non-interest bearing deposits.

Net Interest Income

Net interest income was $4.9 million for the three months ended March 31, 2008 compared to $5.0 million for the three months ended March 31, 2007, a decrease of 1.5%. The interest spread was 3.26% for the first three months of 2008 comparable to 3.26% for the same period in 2007. Net interest margins have thusfar remained flat in 2008 compared to 2007.

For the first three months, the yield on assets decreased from 6.62% in 2007 to 6.34% in 2008. The cost of liabilities decreased from 3.36% in 2007 to 3.08% in 2008. Year to date average loans are down $30.9 million, or 7.0% from March 31, 2007 to March 31, 2008. Loan interest income has decreased $649 thousand for the first three months of 2008 compared to the first three months of 2007. Year to date average deposits increased from March 31, 2007 to March 31, 2008, up $3.0 million, or 0.6%. The slight increase is a result of growth in non-interest bearing deposits. Interest bearing deposits, including time deposits, have remained relatively flat for the first three months of 2008. Deposit interest expense has decreased $288 thousand for the first three months of 2008 compared to the same period in 2007.

Non-Interest Income

Non-interest income increased $130 thousand for the three months ended March 31, 2008 compared to the same period in 2007 to $2.0 million, due primarily to an increase in brokerage income of $89 thousand and increase in the gain on the sale of mortgage loans of $95 thousand. These increases were partially offset by a decrease in overdraft income of $110 thousand for the first three months of 2008 compared to the same time period in 2007.

Gain on sale of mortgage loans increased from $66 thousand in the first three months of 2007 to $161 thousand during the first three months of 2008. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.

Non-Interest Expense

Total non-interest expenses increased $415 thousand for the three month period ended March 31, 2008 compared to the same period in 2007.

For the comparable three month periods, salaries and benefits decreased $127 thousand, a decrease of 4.6%. Incentives decreased $164 thousand, due to the lower level of net income reported by the Company.

Occupancy expenses increased $101 thousand to $734 thousand for the first three months of 2008 compared to the same time period in 2007. The increase in year to date 2008 is mainly attributable to two additional facilities; the first being opened in the fourth quarter of 2007 and the second being opened during the first quarter of 2008. The relocation of the Nicholasville branch, scheduled to be complete in the fourth quarter of 2008, is expected to result in a slight increase in occupancy expense starting in the first quarter of 2009.

Other expenses increased $429 thousand for the three months ended March 31, 2008 compared to the same time period in 2007. The year to date increase is mainly a result of an increase of data processing fees of $185 thousand and an increase in legal and professional fees of $60 thousand. In August 2007, the Company starting outsourcing its account processing to Fiserv, Inc. causing the data processing to be more in 2008 compared to 2007. Higher legal and professional fees are mainly a result of outsourcing loan review and other corporate matters.

Income Taxes

The effective tax rate for the three months ended March 31, 2008 was 21% compared to 26% in 2007. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. The current period rate is lower due to the lower level of income for 2008.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2008 155,661 shares have been purchased under the program. The most recent share repurchase occurred on April 28, 2008. The repurchase program has had a positive effect on earnings per share calculations.



Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $28.9 million as of March 31, 2008 compared to $25.8 million at December 31, 2007. The increase in cash and cash equivalents is mainly attributable to an increase in federal funds sold resulting primarily from a decrease in loan demand. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $153.6 million at March 31, 2008. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of March 31, 2008, we have sufficient collateral to borrow an additional $47 million from the FHLB. In addition, as of March 31, 2008, over $48 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of March 31, 2008, the Company's non-performing loans totaled $6.5 million or 1.32% of loans compared to $7.3 million or 1.57% of loans at December 31, 2007. (See table below) The Company experienced a decrease of $2.6 million in non-accrual loans from December 31, 2007 to March 31, 2008, mainly from a commercial real estate loan moving from non-accrual to accrual during the quarter. As of March 31, 2008, non-accrual loans include $2.2 million in loans secured by 1-4 family residential real estate and $862 thousand in real estate construction. Real estate loans composed 98% of the non-performing loans as of March 31, 2008 and 98% as of December 31, 2007. Forgone interest income on the non-accrual loans for both 2008 and 2007 is immaterial.



Nonperforming Assets
                                            3/31/08     12/31/07
                                               (in thousands)

Non-accrual Loans                          $  3,780    $  6,358
Accruing Loans which are
 Contractually past due
 90 days or more                              1,648         195
Total Nonperforming and Restructured          5,428       6,553
Other Real Estate                             1,095         768
Total Nonperforming and Restructured
 Loans and Other Real Estate               $  6,523    $  7,321
Nonperforming and Restructured Loans
 as a Percentage of Loans                      1.32%       1.57%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               1.03%       1.16%
Allowance as a Percentage of
 Period-end Loans                              1.24%       1.17%
Allowance as a Percentage of
 Non-performing and Restructured Loans           94%         74%

Provision for Loan Losses

The loan loss provision for the first three months was $400 thousand for 2008 and $150 thousand for the same period in 2007. The current level of nonperforming loans has caused management to increase the 2008 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the three month period ended March 31, 2008 were $188 thousand compared to $98 thousand for the same period in 2007. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses
                                             Three Months Ended March 31, 2008
                                                       (in thousands)
                                                   2008             2007
Balance at Beginning of Period                  $    4,879       $    4,991
Amounts Charged-off:
  Real Estate Construction                             125                -
  Real Estate Mortgage                                  24               56
  Agricultural                                          12                -
  Consumer                                             358              221
Total Charged-off Loans                                519              277
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             4                1
  Real Estate Construction                               2                5
  Real Estate Mortgage                                   7                2
  Agricultural                                          29               15
  Consumer                                             289              156
Total Recoveries                                       331              179
Net Charge-offs                                        188               98
Provision for Loan Losses                              400              150
Balance at End of Period                             5,091            5,043
Loans
  Average                                          411,258          442,181
  At March 31                                      410,840          441,488
As a Percentage of Average Loans:
  Net Charge-offs                                     0.05%            0.02%
  Provision for Loan Losses                           0.10%            0.03%
Allowance as a Multiple of
 Net Charge-offs                                       6.8             12.9


Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk, while at the same time, maximize income.

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations. The Bank has no market risk sensitive instruments held for trading purposes.

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities.
The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of March 31, 2008 the projected percentage changes are within the Board approved limits. This period's volatility is slightly lower compared to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2008 is as follows:

(dollars in thousands)
PROJECTED NET INTEREST INCOME
                                                      Level
Change in basis points:               - 300   - 100   Rates   + 100    + 300

Year One  (4/08 - 3/09)

Net interest income                  $21,052 $21,807 $22,534 $22,861  $23,256
Net interest income dollar change     (1,482)   (727)    N/A     327      722
Net interest income percentage change   -6.6%   -3.2%    N/A     1.5%     3.2%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%


The projected net interest income report summarizing the Company's interest rate sensitivity as March 31, 2007 is as follows:

(dollars in thousands)
PROJECTED NET INTEREST INCOME
                                                      Level
Change in basis points:               - 300   - 100   Rates   + 100    + 300

Year One  (4/07 - 3/08)

Net interest income                  $21,125 $21,798 $22,565 $23,198  $23,808
Net interest income dollar change     (1,440)   (767)    N/A     633    1,243
Net interest income percentage change   -6.4%   -3.4%    N/A     2.8%     5.5%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%

These projected changes in net interest income as of March 31, 2008 are slightly lower when compared to the projected changes in net interest income as March 31, 2007 for the 100 and 300 basis point changes. Projections from March 31, 2008, year one reflected a decline in net interest income of 3.2% with a 100 basis point decline compared to the 3.4% decline in 2007. The 100 basis point increase in rates reflected a 1.5% increase in net interest income in 2008 compared to 2.8% in 2007.



EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the March 31, 2008 balance sheet, a 300 basis point increase in rates results in an 18% decline in EVE. A 300 basis point decrease in rates results in a 20% increase in EVE. These are within the Board approved limits.


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

Item 1A.    Risk Factors

      There have been no material changes in risk factors, as previously disclosed in the December 31, 2007 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs
1/1/08 -
 1/31/08        80      $31.93              80                51,508 shares

2/1/08 -
 2/29/08     3,027       31.38           3,027                48,481 shares

3/1/08 -
 3/31/08     4,142       31.10           4,142                44,339 shares

Total        7,249                       7,249                44,339 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2008 155,661 shares have been purchased.

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

      None

Item 6.     Exhibits

10.1	Kentucky Bancshares, Inc. 1993 Employee Stock Ownership
Incentive Plan

10.2	Kentucky Bancshares, Inc. 1993 Non-Employee Directors Stock
Ownership Incentive Plan

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

                              KENTUCKY BANCSHARES, INC.

Date  _____5/13/08_______     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____5/13/08_______     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer
2

3
17
Lexlibrary/197885.1