Form 10-Q
period 2008-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2008-08-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No   X  _

Number of shares of Common Stock outstanding as of June 30, 2008:  2,757,965.


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



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                          6/30/2008    12/31/2007
Assets
  Cash and due from banks                          $     15,226  $     15,446
  Federal funds sold                                         98        10,361
    Cash and cash equivalents                            15,324        25,807
  Securities available for sale                         160,963       147,750
  Mortgage loans held for sale                               80             -
  Loans                                                 418,820       417,388
  Allowance for loan losses                              (5,394)       (4,879)
    Net loans                                           413,426       412,509
  Federal Home Loan Bank stock                            6,641         6,468
  Bank premises and equipment, net                       17,146        16,323
  Interest receivable                                     4,846         5,220
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,655         1,787
  Mortgage servicing rights                                 730           697
  Other assets                                            2,577         1,261
    Total assets                                   $    636,505  $    630,939

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $     93,376  $     88,521
    Time deposits, $100,000 and over                     72,365        78,060
    Other interest bearing                              289,458       319,424
      Total deposits                                    455,199       486,005
  Repurchase agreements and other borrowings             14,060         6,735
  Federal Funds Purchased                                10,853             -
  Federal Home Loan Bank advances                        87,016        63,993
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        3,165         4,984
  Other liabilities                                       2,894         3,161
    Total liabilities                                   580,404       572,095

  Stockholders' equity
  Common stock                                           12,104        12,517
  Additional paid-in capital                                223           156
  Retained earnings                                      45,440        46,759
  Accumulated other comprehensive income (loss)          (1,666)         (588)
    Total stockholders' equity                           56,101        58,844
    Total liabilities & stockholders' equity       $    636,505  $    630,939





See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                  Six Months Ending
                                                     6/30/2008   6/30/2007
INTEREST INCOME:
  Loans, including fees                             $   14,083  $   16,094
  Securities available for sale                          3,589       3,184
  Other                                                    256         562
    Total interest income                               17,928      19,840
INTEREST EXPENSE:
  Deposits                                               6,202       7,710
  Other                                                  1,793       2,011
    Total interest expense                               7,995       9,721
  Net interest income                                    9,933      10,119
  Loan loss provision                                      900         320
  Net interest income after provision                    9,033       9,799
NON-INTEREST INCOME:
  Service charges                                        2,560       2,773
  Loan service fee income                                   45          32
  Trust department income                                  270         274
  Securities available for sale gains (losses), net         15           3
  Gain on sale of mortgage loans                           278         210
  Other                                                    867         645
    Total other income                                   4,035       3,937
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         5,230       5,382
  Occupancy expenses                                     1,378       1,243
  Amortization                                             133         136
  Advertising and marketing                                253         270
  Taxes other than payroll, property and income            358         342
  Other                                                  2,264       1,575
    Total other expenses                                 9,616       8,948
  Income before taxes                                    3,452       4,788
  Income taxes                                             773       1,308
Net income                                          $    2,679  $    3,480

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  (851)     (1,381)

Comprehensive Income                                $    1,828  $    2,099

Earnings per share
  Basic                                             $     0.95  $     1.22
  Diluted                                                 0.95        1.21





See Accompanying Notes




KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Three Months Ending
                                                     6/30/2008   6/30/2007
INTEREST INCOME:
  Loans, including fees                             $    6,775  $    8,137
  Securities available for sale                          1,855       1,612
  Other                                                     45         285
    Total interest income                                8,675      10,034
INTEREST EXPENSE:
  Deposits                                               2,696       3,916
  Other                                                    942         971
    Total interest expense                               3,638       4,887
  Net interest income                                    5,037       5,147
  Loan loss provision                                      500         170
  Net interest income after provision                    4,537       4,977
NON-INTEREST INCOME:
  Service charges                                        1,371       1,470
  Loan service fee income                                   21          16
  Trust department income                                  150         125
  Securities available for sale gains (losses), net          8           4
  Gain on sale of mortgage loans                           117         144
  Other                                                    393         333
    Total other income                                   2,060       2,092
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,581       2,606
  Occupancy expenses                                       644         610
  Amortization                                              66          68
  Advertising and marketing                                113         135
  Taxes other than payroll, property and income            179         171
  Other                                                  1,071         811
    Total other expenses                                 4,654       4,401
  Income before taxes                                    1,943       2,668
  Income taxes                                             457         750
Net income                                          $    1,486  $    1,918

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                (1,342)     (1,339)

Comprehensive Income                                $      144  $      579

Earnings per share
  Basic                                             $     0.53  $     0.67
  Diluted                                                 0.53        0.67





See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except share information)

                                                                                    Accumulated
                                                               Additional             Other         Total
                                          ----Common Stock----  Paid-in   Retained Comprehensive Stockholders'
                                             Shares     Amount   Capital   Earnings    Income       Equity

Balances, December 31, 2007              2,849,056   $ 12,517   $ 155    $ 46,759   $   (588)      $ 58,843

Common stock issued, including tax
benefit, net(including stock grants
of 4,025 shares and employee gifts
of 91 shares)                               10,821         15       -           -          -             15

Stock based compensation expense                 -          -      68           -          -             68

Common stock purchased and retired        (101,912)      (428)      -      (2,414)         -         (2,842)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                      -          -       -           -       (850)          (850)

Net change in SFAS No. 158, net of tax           -          -       -           -       (228)          (228)

Net income                                       -          -       -       2,679          -          2,679

Dividends declared - $0.56 per share             -          -       -      (1,584)         -         (1,584)

Balances, June 30, 2008                  2,757,965   $ 12,104   $ 223    $ 45,440   $ (1,666)      $ 56,101





See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                                Six Months Ending
                                                         6/30/2008  6/30/2007
Cash Flows From Operating Activities
  Net Income                                              $  2,679   $  3,480
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                                797        736
  Securities amortization (accretion), net                    (165)       (78)
  Noncash compensation expense                                  68         50
  Provision for loan losses                                    900        320
  Securities (gains) losses, net                               (15)        (3)
  Originations of loans held for sale                      (13,503)    (5,936)
  Proceeds from sale of loans                               13,701      6,017
  Federal Home Loan Bank stock dividends                      (173)         -
  Losses (gains) on sale of bank premises and equipment         (5)         -
  Gain on sale of mortgage loans                              (278)      (210)
  Changes in:
    Interest receivable                                        374        535
    Other assets                                            (1,449)      (320)
    Interest payable                                        (1,819)        87
    Other liabilities                                          (57)       153
      Net cash from operating activities                     1,055      4,831
Cash Flows From Investing Activities
  Purchases of securities available for sale               (63,690)   (39,763)
  Proceeds from sales of securities available for sale           -     19,324
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   49,369     21,768
  Net change in loans                                       (1,817)    13,257
  Purchases of bank premises and equipment                  (1,402)    (1,456)
  Proceeds from the sale of bank premises and equipment          5          -
    Net cash from investing activities                     (17,535)    13,130
Cash Flows From Financing Activities:
  Net change in deposits                                   (30,806)    23,196
  Net change in securities sold under agreements to
   repurchase, federal funds purchased and other
   borrowings                                               15,478        749
  Advances from Federal Home Loan Bank                      35,000          -
  Payments on Federal Home Loan Bank advances              (11,964)   (10,372)
  Proceeds from note payable                                 5,000          -
  Payment on note payable                                   (2,300)      (500)
  Proceeds from issuance of common stock                        15         32
  Purchase of common stock                                  (2,842)      (378)
  Dividends paid                                            (1,584)    (1,548)
    Net cash from financing activities                       5,997     11,179
Net change in cash and cash equivalents                    (10,483)    29,140
Cash and cash equivalents at beginning of period            25,807     19,011
Cash and cash equivalents at end of period                  15,324     48,151






See Accompanying Notes



KENTUCKY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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



The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements, and the Company had no unrecognized tax benefits at December 31, 2007 or June 30, 2008.

The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2007 or June 30, 2008.


2.	INVESTMENT SECURITIES


INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains      Losses     Value
Available for Sale

June 30, 2008
  U.S. government agencies             18,758        400       (140)    19,018
  States and political subdivisions    65,677        636     (1,284)    65,029
  Mortgage-backed                      77,404        239     (1,013)    76,630
  Equity securities                       270         16          -        286
    Total                             162,109      1,291     (2,437)   160,963

December 31, 2007
  U.S. government agencies             35,535        496        (10)    36,021
  States and political subdivisions    59,332        691       (662)    59,361
  Mortgage-backed                      52,470        218       (610)    52,078
  Equity securities                       270         20          -        290
    Total                             147,607      1,425     (1,282)   147,750


3.	LOANS

Loans at period-end are as follows:
(in thousands)
                                        6/30/2008    12/31/2007

Commercial                             $   21,847    $   22,924
Real estate construction                   21,850        26,172
Real estate mortgage                      274,074       270,494
Agricultural                               82,976        80,774
Consumer                                   18,073        17,024
Total                                     418,820       417,388




4.	EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                                              Six Months Ended
                                                        June 30
                                                    2008        2007
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $2,679      $3,480
  Weighted average common shares outstanding        2,819       2,860
  Basic earnings per share                         $ 0.95      $ 1.22

Diluted Earnings Per Share
  Net Income                                       $2,679      $3,480
  Weighted average common shares outstanding        2,819       2,860
  Add dilutive effects of assumed exercise
   of stock options                                     4          10
  Weighted average common and dilutive
   potential common shares outstanding              2,823       2,870
  Diluted earnings per share                       $ 0.95      $ 1.21


                                             Three Months Ended
                                                        June 30
                                                    2008        2007
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $1,486      $1,918
  Weighted average common shares outstanding        2,797       2,858
  Basic earnings per share                         $ 0.53      $ 0.67

Diluted Earnings Per Share
  Net Income                                       $1,486      $1,918
  Weighted average common shares outstanding        2,797       2,858
  Add dilutive effects of assumed exercise
   of stock options                                     3          10
  Weighted average common and dilutive
   potential common shares outstanding              2,800       2,868
  Diluted earnings per share                       $ 0.53      $ 0.67


Stock options for 31,900 shares of common stock for the six and three months ended June 30, 2008, and for 10,035 shares of common stock for the three months ended June 30, 2007 were excluded from diluted earnings per share because their impact was antidilutive.


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


Summary of activity in the stock option plan for the six months ended June 30, 2008 follows:
                                                       Weighted
                                           Weighted    Average
                                           Average    Remaining   Aggregate
                                           Exercise  Contractual  Intrinsic
                                   Shares   Price       Term        Value

Outstanding, beginning of year     58,774   $27.80
Granted                               800    31.00
Forfeited or expired               (2,020)   28.40
Exercised                          (6,705)   22.12
Outstanding, end of period         50,849    28.58   60.7 months  $64,532

Vested and expected to vest        50,849    28.58   60.7 months   64,532

Options exercisable at period end  42,159    28.06   57.5 months   64,532

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $68 thousand in stock compensation expense during the six months ended June 30, 2008 to salaries and employee benefits.



Stock Grant Plan

On February 15, 2005, the Company's Board of Directors adopted a restricted stock grant plan. Total shares issuable under the plan are 50,000. A summary of changes in the Company's nonvested shares for the year follows:

                                                           Weighted-Average
                                                              Grant-Date
Nonvested Shares                         Shares               Fair Value

  Nonvested at December 31, 2007          8,037               $ 243,494
  Granted                                 4,025                 124,755
  Vested                                 (1,744)                (52,691)
  Forfeited                                   -                       -
      Nonvested at June 30, 2008         10,318               $ 315,558

6.	DIVIDENDS

Dividends per share paid for the quarter ended June 30, 2008 were $0.28 compared to $0.27 for June 30, 2007. This is the same rate of dividend paid for the first quarter of the respective years.

7.	 RETIREMENT PLAN

Components of Net Periodic Benefit Cost

                                       Six months ended June 30
                                              (in thousands)

Pension Benefits
                                            2008          2007

Service cost                              $   254       $   227
Interest cost                                 231           202
Expected return on plan assets               (241)         (217)
(Gain) loss amortization                       14            17
Net Periodic Benefit Cost                 $   258       $   229

					  Three months ended June 30
                                              (in thousands)

Pension Benefits
                                            2008          2007

Service cost                              $   132       $   113
Interest cost                                 119           101
Expected return on plan assets               (120)         (108)
(Gain) loss amortization                       10             9
Net Periodic Benefit Cost                 $   141       $   115

Employer Contributions

The estimates are based on assuming the Company's 2008 annual contribution to the Pension Plan is to be zero. No contributions to the Pension Plan were made for the quarter ended June 30, 2008, and the Company anticipates making its annual contribution, if any, in the third quarter of 2008.



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

Summary

Kentucky Bancshares, Inc. recorded net income of $2.7 million, or $.95 basic earnings and diluted earnings per share for the first six months ending June 30, 2008 compared to $3.5 million, or $1.22 basic earnings per share and $1.21 diluted earnings per share for the six month period ending June 30, 2007. The first six months earnings reflects a decrease of 23.0% compared to the same time period in 2007, due primarily to an increase in the loan loss provision of $580 thousand and an increase in other expenses of $668 thousand. These increases in expenses were somewhat offset by a reduction in income tax expense of $535 thousand. The earnings for the three months ended June 30, 2008 were $1.5 million, or $.53 basic and diluted earnings per share for the three month period ending June 30, 2008 compared to $1.9 million, or $.67 basic and diluted earnings per share for the three month period ending June 30, 2007. This three months period earnings reflects a decrease of 22.5% compared to the same time period in 2007.

Return on average assets was 0.85% for the six months ended June 30, 2008 and 1.08% for the six month period ended June 30, 2007. Return on average assets was .94% for the three months ended June 30, 2008 and 1.20% for the three month period ended June 30, 2007. Return on average equity was 9.1% for the six month period ended June 30, 2008 and 12.3% for the same period in 2007. Return on average equity was 10.1% for the three months ended June 30, 2008 and 13.6% for the same time period in 2007.

Loans increased $1.4 million from $417.4 million on December 31, 2007 to $418.8 million on June 30, 2008. Decreases in commercial & real estate construction loans were offset by an increase in real estate mortgage, agricultural & consumer loans.

Total deposits decreased from $486.0 million on December 31, 2007 to $455.2 million on June 30, 2008, a decrease of $30.8 million. This decrease is primarily the result of a decrease in interest bearing deposit accounts less than $100 thousand. Management attributes the decrease mainly to increased competition for deposits. As a result of this, management has utilized other lower costing funding sources, such as Federal Home Loan Bank advances.



Net Interest Income

Net interest income was $9.9 million for the six months ended June 30, 2008 compared to $10.1 million for the six months ended June 30, 2007, a decrease of 1.8%. The interest spread was 3.32% for the first six months of 2008 comparable to 3.31% for the same period in 2007, an increase of 1 basis point. Net interest income was $5.0 million for the three month period ending June 30, 2008 compared to $5.1 million for the three month period ending June 30, 2007, a decrease of 2.1%. The interest spread was 3.38% for the three month period ending June 30, 2008 compared to 3.36% for the three month period in 2007, an increase of 2 basis points. Net interest margins have thus far remained steady in 2008. The net interest spread during the second quarter of 2008 was lowered, primarily due to interest income that was placed into non-accrual status.

For the first six months, the yield on assets decreased from 6.68% in 2007 to 6.15% in 2008. The cost of liabilities decreased from 3.37% in 2007 to 2.83% in 2008. Year to date average loans are down $27.0 million, or 6.1% from June 30, 2007 to June 30, 2008. Loan interest income has decreased $2.0 million for the first six months of 2008 compared to the first six months of 2007. Year to date average deposits decreased from June 30, 2007 to June 30, 2008, down $6.5 million or 1.3%. The slight decrease is primarily the result of a decline in interest bearing deposits less than $100 thousand during the second quarter. The decline in interest bearing deposit accounts was offset slightly with an increase in non-interest bearing deposits. Deposit interest expense has decreased $1.5 million for the first six months of 2008 compared to the same period in 2007.

Non-Interest Income

Non-interest income increased $98 thousand for the six months ended June 30, 2008 compared to the same period in 2007 to $4.0 million, due primarily to a decrease in service charges of $213 thousand offset by an increase in other non-interest income of $222 thousand. The decrease in service charges was primarily from a decrease in overdraft income of $251 thousand for the first six months of 2008. The other non-interest income increase was primarily due to an increase in brokerage income of $141 thousand and an increase of $75 thousand in debit card interchange income. The $32 thousand decrease in non-interest income for the three months ended June 30, 2008 compared to same time period in 2007 is primarily due to a decrease in service charges of $99 thousand.

Gain on sale of mortgage loans increased from $210 thousand in the first six months of 2007 to $278 thousand during the first six months of 2008. For the three months ended June 30, 2008 compared to the same time period in 2007, the gain on sale of mortgage loans decreased $27 thousand. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.

Non-Interest Expense

Total non-interest expenses increased $668 thousand for the six month period ended June 30, 2008 compared to the same period in 2007. For the three month period ended June 30, 2008, total non-interest expense increased $253 thousand.

For the comparable six month periods, salaries and benefits decreased $152 thousand, a decrease of 2.8%. Incentives decreased $309 thousand, due to the lower level of net income reported by the Company. Salaries & benefits decreased $25 thousand for the three month period ending June 30, 2008 compared to the same time period in 2007.



Occupancy expenses increased $135 thousand to $1,378 thousand for the first six months of 2008 compared to the same time period in 2007. Occupancy expenses increased $34 thousand for the three month period ended June 30, 2008 compared to the same time period in 2007. The increase in year to date 2008 is mainly attributable to two additional facilities; the first being opened in the fourth quarter of 2007 and the second being opened during the first quarter of 2008. The relocation of the Nicholasville branch, scheduled to be complete in the fourth quarter of 2008, is expected to result in a slight increase in occupancy expense starting in the first quarter of 2009.

Other expenses increased $689 thousand for the first six months ended June
30, 2008 compared to the same time period in 2007. For the three month period ended June 30, 2008 other expenses increased $260 thousand compared to the three month period ended June 30, 2007. The year to date increase is mainly a result of an increase of data processing fees of $351 thousand, an increase in ATM & debit card processing of $99 thousand, and an increase in legal and professional fees of $76 thousand. In August 2007, the Company started outsourcing its account processing to Fiserv, Inc. causing the data processing to be more in 2008 compared to 2007. The increase in ATM and debit card processing is a result of more customer usage. Higher legal and professional fees are mainly a result of outsourcing loan review, loan collection costs and other corporate matters.

Income Taxes

The effective tax rate for the six months ended June 30, 2008 was 22.4% compared to 27.3% in 2007. The effective tax rate for the three months ended June 30, 2008 was 23.5% compared to 28.1% for the three month period ended June 30, 2007. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. The rates for 2008 are lower due to the lower level of income for 2008. Nontaxable interest income increased $244 thousand for the first six months of 2008 compared to the same time period in 2007.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to repurchase an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2008 245,921 shares have been purchased under the program. The most recent share repurchase occurred on July 29, 2008. The repurchase program has had a positive effect on earnings per share calculations.



Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $15.3 million as of June 30, 2008 compared to $25.8 million at December 31, 2007. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold resulting primarily from a decrease in deposits and also an increase in the Company's security portfolio. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $161.0 million at June 30, 2008. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

Generally, the Company relies upon net cash inflows from financing activities, supplemented by net cash inflows from operating activities, to provide cash used in its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering and the use of short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements along with long-term debt. The Company's primary investing activities include purchasing investment securities and loan originations.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. In early July 2008, the Company received deposits from being the successful bidder on $20 million in public deposits. These deposits will roll off over the next 12 months. As of June 30, 2008, we have sufficient collateral to borrow an additional $7 million from the FHLB. In addition, as of June 30, 2008, over $37 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.


Non-Performing Assets

As of June 30, 2008, the Company's non-performing loans totaled $10.1 million or 2.40% of loans compared to $6.5 million or 1.57% of loans at December 31, 2007. (See table below) The Company experienced an increase of $2.5 million in non-accrual loans from December 31, 2007 to June 30, 2008, mainly due to some large dollar commercial loans being reclassified as non-accrual during the second quarter. As of June 30, 2008, non-accrual loans include $2.0 million in loans secured by 1-4 family residential real estate, $2.3 million in real estate construction and $4.0 million in loans secured by non-farm non-residential properties. Real estate loans composed 99% of the non-performing loans as of June 30, 2008 and 98% as of December 31, 2007. Forgone interest income on the non-accrual loans was $312 thousand for the first six months of 2008 compared to $156 thousand for the same time period in 2007.

Nonperforming Assets
                                            6/30/08    12/31/07
                                               (in thousands)

Non-accrual Loans                        $    8,862  $    6,358
Accruing Loans which are
 Contractually past due
 90 days or more                              1,190         195
Total Nonperforming and Restructured
 Loans                                       10,052       6,553
Other Real Estate                             1,514         768
Total Nonperforming and Restructured
 Loans and Other Real Estate             $   11,566  $    7,321
Nonperforming and Restructured Loans
 as a Percentage of Loans                      2.40%       1.57%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               1.82%       1.16%
Allowance as a Percentage of
 Period-end Loans                              1.29%       1.17%
Allowance as a Percentage of
 Non-performing and Restructured Loans           54%         74%


Provision for Loan Losses

The loan loss provision for the first six months was $900 thousand for 2008 and $320 thousand for the same period in 2007. The loan loss provision for the three months ended June 30, 2008 was $500 thousand and $170 thousand for the same period in 2007. The current level of nonperforming loans has caused management to increase the 2008 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the six month period ended June 30, 2008 were $385 thousand compared to $355 thousand for the same period in 2007. Net charge-offs for the three month period ended June 30, 2008 were $197 thousand compared to $257 thousand during the same time period in 2007. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.


Loan Losses
                                             Six Months Ended June 30, 2008
                                                       (in thousands)
                                                   2008             2007
Balance at Beginning of Period                $      4,879     $      4,991
Amounts Charged-off:
  Commercial                                             5              127
  Real Estate Construction                             217                -
  Real Estate Mortgage                                  55               91
  Agricultural                                          12                -
  Consumer                                             612              482
Total Charged-off Loans                                901              700
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             5                1
  Real Estate Construction                               2               10
  Real Estate Mortgage                                  12                2
  Agricultural                                          30               29
  Consumer                                             467              303
Total Recoveries                                       516              345
Net Charge-offs                                        385              355
Provision for Loan Losses                              900              320
Balance at End of Period                             5,394            4,956
Loans
  Average                                          412,549          439,559
  At June 30                                       418,820          430,538
As a Percentage of Average Loans:
  Net Charge-offs                                     0.09%            0.08%
  Provision for Loan Losses                           0.22%            0.07%
Allowance as a Multiple of
 Net Charge-offs                                       7.0              7.0


Loan Losses
                                                     Quarter Ended June 30
                                                         (in thousands)
                                                     2008             2007
Balance at Beginning of Period                $      5,091     $      5,043
Amounts Charged-off:
  Commercial                                             5              127
  Real Estate Construction                              92                -
  Real Estate Mortgage                                  31               35
  Consumer                                             254              261
Total Charged-off Loans                                382              423
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             1                -
  Real Estate Construction                               -                5
  Real Estate Mortgage                                   5                -
  Agricultural                                           1               14
  Consumer                                             178              147
Total Recoveries                                       185              166
Net Charge-offs                                        197              257
Provision for Loan Losses                              500              170
Balance at End of Period                             5,394            4,956
Loans
  Average                                          413,840          436,937
  At June 30                                       418,820          430,538
As a Percentage of Average Loans:
  Net Charge-offs                                     0.05%            0.06%
  Provision for Loan Losses                           0.12%            0.04%
Allowance as a Multiple of
 Net Charge-offs                                       6.6              4.8






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

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations. The Company has no market risk sensitive instruments held for trading purposes.

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities.
The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of June 30, 2008 the projected percentage changes are within the Board approved limits. This period's volatility is higher in each rate shock in a falling rate environment when compared to the same period a year ago. In a rising rate environment, there is little change in the projected net interest income volatility between the two periods. The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2008 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                       Level
Rate Change:                          - 300   - 100    Rates  + 100   + 300

Year One  (7/08 - 6/09)

Net interest income                   23,304  24,135  25,061  25,481  25,816
Net interest income dollar change     (1,757)   (926)    N/A     420     755
Net interest income percentage change   -7.0%   -3.7%    N/A     1.7%    3.0%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%


The projected net interest income report summarizing the Company's interest rate sensitivity as June 30, 2007 is as follows:

PROJECTED NET INTEREST INCOME
(dollars in thousands)
                                                      Level
Change in basis points:               - 300   - 100   Rates   + 100   + 300

Year One  (7/07 - 6/08)

Net interest income                   22,916  23,368  23,831  24,181  24,563
Net interest income dollar change       (915)   (463)    N/A     350     732
Net interest income percentage change   -3.8%   -1.9%    N/A     1.5%    3.1%

   Limitation on % Change             >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%



Projections from June 30, 2008, year one reflected a decline in net interest income of 3.7% with a 100 basis point decline compared to the 1.9% decline in 2007. The 100 basis point increase in rates reflected a 1.7% increase in net interest income in 2008 compared to 1.5% in 2007.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the June 30, 2008 balance sheet, a 300 basis point increase in rates results in a 21% decline in EVE. A 300 basis point decrease in rates results in a 19% increase in EVE. These are within the Board approved limits.


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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs
4/1/08 -
 4/30/08    43,500      $30.76           43,500                  839 shares

5/1/08 -
 5/31/08     2,800       27.60            2,800               98,039 shares

6/1/08 -
 6/30/08    43,960       27.33           43,960               54,079 shares

Total       90,260                       90,260               54,079 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2008 245,921 shares have been purchased.

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

The registrant's 2008 Annual Meeting of Shareholders was held May 14, 2008. Proxies were solicited by the registrant's Board of Directors. There was no solicitation in opposition to the Board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                    Votes For        Votes Withheld
          Henry Hinkle              2,199,806            98,934
          Theodore Kuster           2,218,434            80,306
          Robert G. Thompson        2,229,434            69,306

The following directors have a term of office that will continue following the Annual Meeting: William Arvin, B. Proctor Caudill, Betty
J. Long, Ted McClain, Louis Prichard, Edwin S. Saunier, Woodford Van Meter and Buck Woodford.

The total number of Common Shares outstanding as of March 20, 2008, the record date for the Annual Meeting of Shareholders, was 2,852,367.




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

                              KENTUCKY BANCSHARES, INC.

Date  _____7/14/08_______     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____7/14/08_______     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer




2

3
22
Lexlibrary/197885.1