Form 10-K/A
period 2007-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2008-08-18
CIK 1000232

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


Explanatory Note

Kentucky Bancshares, Inc. ("Company" or "Kentucky") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Form 10-K"). The Form 10-K was originally filed with the Securities and Exchange Commission ("SEC") on March 31, 2008. The purpose of this Amendment is to clarify and correct certain information related to management's report on internal controls over financial reporting previously disclosed in Item 9. "Changes In and Disagreements with Accountants on Accounting and Financial Disclosure" of Part I of the Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, the Company has set forth in this Amendment the complete text of Part I, Item 9. of the Form 10-K, as amended. This Amendment does not change any other information set forth in the Form 10-K.

As a result of this Amendment, the Company is also including updated certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not reflect events occurring after the date of the Form 10-K nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company's other filings made with the SEC subsequent to the filing of the Form 10-K.

PART I

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

A.  Disclosure Controls & Procedures

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

B.  Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information

None

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 10-K

(a)(1)  Financial Statements

  The following financial statements are included in Item 8 of Form 10-K.

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

(a)(3)  Exhibits

The following exhibits are incorporated by reference herein or made a part of this Amendment No. 1 to Form 10-K:

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

Kentucky Bancshares, Inc.
By:  _/s/Louis Prichard   __
Louis Prichard, President and Chief Executive Officer, Director
August 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/Louis Prichard      _____       August 18, 2008
Louis Prichard, President and Chief Executive Officer, Director

 /s/Gregory J. Dawson  ______       August 18, 2008
Gregory J. Dawson, Chief Financial and Accounting Officer





4