Form 10-K/A
period 2007-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2008-08-27
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment No. 2)

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


Explanatory Note

Kentucky Bancshares, Inc. ("Company" or "Kentucky") is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Form 10-K"). The Form 10-K was originally filed with the Securities and Exchange Commission ("SEC") on March 31, 2008 and amended on August 18, 2008. The purpose of this Amendment is to further clarify and correct certain information related to management's report on internal controls over financial reporting previously disclosed in Item 9. "Changes In and Disagreements with Accountants on Accounting and Financial Disclosure" of Part I of the Form 10-K. Management's Report on Internal Control Over Financial Reporting was inadvertently omitted from the previously filed Form 10-K. Appropriate internal controls over financial reporting are in place. Management attest that the disclosures are reasonable and effective, and these controls have not significantly changed. Internal Audit has tested the operating effectiveness of these controls.

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

Kentucky Bancshares, Inc.
By:  _/s/Louis Prichard   __
Louis Prichard, President and Chief Executive Officer, Director
August 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/Louis Prichard      _____       August 27, 2008
Louis Prichard, President and Chief Executive Officer, Director

 /s/Gregory J. Dawson  ______       August 27, 2008
Gregory J. Dawson, Chief Financial and Accounting Officer





4