Form 10-K/A
period 2007-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2008-09-30
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment No. 3)

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


Explanatory Note

Kentucky Bancshares, Inc. ("Company" or "Kentucky") is filing this Amendment No. 3 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Form 10-K"). The Form 10-K was originally filed with the Securities and Exchange Commission ("SEC") on March 31, 2008 and amended by Amendment No. 1 on August 18, 2008 and by Amendment No. 2 on August 27, 2008. This Amendment revises management's conclusion as to the effectiveness of the Company's disclosure controls and procedures at December 31, 2007 in Item 9A(T) in response to an SEC Staff comment letter dated September 16, 2008.

As required by Rule 12b-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company has set forth in this Amendment the complete text of Part I, Item 9. of the Form 10-K, as amended. This Amendment does not change any other information set forth in the Form 10-K.

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

PART I

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

A.  Disclosure Controls & Procedures

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007. Based on the evaluation, the Company's management, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007. The disclosure controls and procedures did not ensure that the Company timely discloses all information required to be disclosed in the reports the Company filed or submitted under the Exchange Act. The Company inadvertently omitted its management's report on internal control over financial reporting in its Form 10-K when it was originally filed on March 31, 2008. Since December 31, 2007, the Company has implemented additional controls and procedures designed to ensure that the Company's disclosures meet the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

Management of the Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the control system's objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. These inherent limitations include the realities that disclosure requirements may be misinterpreted and judgments in decision-making may be inexact.

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

C.   Changes in Internal Control Over Financial Reporting

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



(a)(3)  Exhibits

The following exhibits are incorporated by reference herein or made a part of this Amendment No. 3 to Form 10-K:

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

Kentucky Bancshares, Inc.
By:  _/s/Louis Prichard   __
Louis Prichard, President and Chief Executive Officer, Director
September 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/Louis Prichard      _____       September 30, 2008
Louis Prichard, President and Chief Executive Officer, Director

 /s/Gregory J. Dawson  ______       September 30, 2008
Gregory J. Dawson, Chief Financial and Accounting Officer





1