Form 10-Q
period 2008-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2008-11-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________________ to  ___________________

Commission File Number:  000-52598

KENTUCKY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Kentucky                                                   61-0993464
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 157, Paris, Kentucky                               40362-0157
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (859) 987-1795

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

Number of shares of Common Stock outstanding as of October 31, 2008:
2,746,729.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statement of Changes in
             Stockholders' Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   15

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           21

Item 4.     Controls and Procedures                                22

Part II - Other Information                                        23

Signatures                                                         24

Exhibits

     31.1  Certifications of Chief Executive Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       25

     31.2  Certifications of Chief Financial Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       27

     32    Certifications of Chief Executive Officer and Chief
           Financial Officer pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.                             29



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                           9/30/2008    12/31/2007
Assets
  Cash and due from banks                          $     14,192  $     15,446
  Federal funds sold                                     14,676        10,361
    Cash and cash equivalents                            28,868        25,807
  Securities available for sale                         145,135       147,750
  Mortgage loans held for sale                               40           -
  Loans                                                 420,552       417,388
  Allowance for loan losses                              (5,758)       (4,879)
    Net loans                                           414,794       412,509
  Federal Home Loan Bank stock                            6,731         6,468
  Bank premises and equipment, net                       17,484        16,323
  Interest receivable                                     5,166         5,220
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,588         1,787
  Mortgage servicing rights                                 707           697
  Other assets                                            3,049         1,261
    Total assets                                   $    636,679  $    630,939

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                           $     93,860  $     88,521
    Time deposits, $100,000 and over                     75,547        78,060
    Other interest bearing                              302,172       319,424
      Total deposits                                    471,579       486,005
  Repurchase agreements and other borrowings              9,643         6,735
  Federal Funds Purchased                                   -             -
  Federal Home Loan Bank advances                        83,669        63,993
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        2,333         4,984
  Other liabilities                                       6,526         3,161
    Total liabilities                                   580,967       572,095

  Stockholders' equity
  Common stock                                           12,057        12,517
  Additional paid-in capital                                257           156
  Retained earnings                                      45,797        46,759
  Accumulated other comprehensive income (loss)          (2,399)         (588)
    Total stockholders' equity                           55,712        58,844
    Total liabilities & stockholders' equity       $    636,679  $    630,939






See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                  Nine Months Ending
                                                     9/30/2008   9/30/2007
INTEREST INCOME:
  Loans, including fees                             $   20,976  $   24,106
  Securities available for sale                          5,414       4,774
  Other                                                    327         761
    Total interest income                               26,717      29,641
INTEREST EXPENSE:
  Deposits                                               8,776      11,373
  Other                                                  2,907       3,001
    Total interest expense                              11,683      14,374
  Net interest income                                   15,034      15,267
  Loan loss provision                                    1,500         650
  Net interest income after provision                   13,534      14,617
NON-INTEREST INCOME:
  Service charges                                        3,969       4,194
  Loan service fee income                                   65          46
  Trust department income                                  371         395
  Securities available for sale gains (losses), net         21          33
  Gain on sale of mortgage loans                           342         312
  Other                                                  1,243       1,002
    Total other income                                   6,011       5,982
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         7,806       8,051
  Occupancy expenses                                     2,066       1,864
  Amortization                                             199         204
  Advertising and marketing                                365         405
  Taxes other than payroll, property and income            538         513
  Other                                                  3,379       2,503
    Total other expenses                                14,353      13,540
  Income before taxes                                    5,192       7,059
  Income taxes                                           1,157       1,909
Net income                                          $    4,035  $    5,150

Other Comprehensive Income (loss), net of tax:
Change in Unrealized Gains on Securities                (1,590)       (112)

Comprehensive Income                                $    2,445  $    5,038

Earnings per share
Basic                                               $     1.44  $     1.80
Diluted                                                   1.44        1.79






				    See Accompanying Notes




KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Three Months Ending
                                                     9/30/2008   9/30/2007
INTEREST INCOME:
  Loans, including fees                             $    6,893  $    8,012
  Securities available for sale                          1,825       1,590
  Other                                                     71         199
    Total interest income                                8,789       9,801
INTEREST EXPENSE:                                            -           -
  Deposits                                               2,574       3,663
  Other                                                  1,114         990
    Total interest expense                               3,688       4,653
  Net interest income                                    5,101       5,148
  Loan loss provision                                      600         330
  Net interest income after provision                    4,501       4,818
NON-INTEREST INCOME:                                         -           -
  Service charges                                        1,409       1,421
  Loan service fee income                                   20          14
  Trust department income                                  101         121
  Securities available for sale gains (losses), net          6          30
  Gain on sale of mortgage loans                            64         102
  Other                                                    376         357
    Total other income                                   1,976       2,045
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,576       2,669
  Occupancy expenses                                       688         621
  Amortization                                              66          68
  Advertising and marketing                                112         135
  Taxes other than payroll, property and income            180         171
  Other                                                  1,115         928
    Total other expenses                                 4,737       4,592
  Income before taxes                                    1,740       2,271
  Income taxes                                             384         601
Net income                                          $    1,356  $    1,670

Other Comprehensive Income (loss), net of tax:
Change in Unrealized Gains on Securities                  (740)      1,269

Comprehensive Income                                $      616  $    2,939

Earnings per share
Basic                                               $     0.49        0.58
Diluted                                                   0.49        0.58





See Accompanying Notes




 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except share information)

                                                                                     Accumulated
                                                               Additional              Other        Total
                                          ----Common Stock----  Paid-in   Retained Comprehensive Stockholders'
                                             Shares     Amount  Capital    Earnings    Income       Equity


Balances, December 31, 2007              2,849,056   $ 12,517   $ 155    $ 46,759   $   (588)      $ 58,843

Common stock issued, including tax
benefit, net (including stock grants
of 4,025 shares and employee gifts
of 91 shares)                               10,821         15       -           -          -             15

Stock based compensation expense                 -         -      102           -          -            102

Common stock purchased and retired        (112,638)      (475)      -      (2,644)         -         (3,119)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                      -          -       -         -       (1,590)        (1,590)

Net change in SFAS No. 158, net of tax           -          -       -         -         (221)          (221)

Net income                                       -          -       -       4,035          -          4,035

Dividends declared - $0.84 per share             -          -       -      (2,353)         -         (2,353)

Balances, September 30, 2008             2,747,239  $  12,057   $ 257    $ 45,797   $ (2,399)      $ 55,712





See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                               Nine Months Ending
                                                         9/30/2008  9/30/2007
Cash Flows From Operating Activities
  Net Income                                                 4,035    $ 5,150
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                              1,212      1,113
  Securities amortization (accretion), net                    (184)      (131)
  Noncash compensation expense                                 102         75
  Provision for loan losses                                  1,500        650
  Securities (gains) losses, net                               (21)       (33)
  Originations of loans held for sale                      (16,296)   (10,356)
  Proceeds from sale of loans                               16,598     10,413
  Federal Home Loan Bank stock dividends                      (263)         -
  Losses (gains) on sale of bank premises and equipment         (5)         -
  Gain on sale of mortgage loans                              (342)      (312)
  Changes in:
    Interest receivable                                         54        (52)
    Other assets                                            (1,949)      (422)
    Interest payable                                        (2,651)       668
    Other liabilities                                        3,963       (230)
      Net cash from operating activities                     5,753      6,533
Cash Flows From Investing Activities
  Purchases of securities available for sale               (63,690)   (70,496)
  Proceeds from sales of securities available for sale       9,427     19,324
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   54,674     53,461
  Net change in loans                                       (3,785)    20,160
  Purchases of bank premises and equipment                  (2,038)    (2,480)
  Proceeds from the sale of bank premises and equipment          5          -
    Net cash from investing activities                      (5,407)    19,969
Cash Flows From Financing Activities:
  Net change in deposits                                   (14,426)    (6,032)
  Net change in securities sold under agreements to
   repurchase, federal funds purchased and other borrowings    (92)     2,215
  Advances from Federal Home Loan Bank                      51,000          -
  Payments on Federal Home Loan Bank advances              (31,310)   (15,704)
  Proceeds from note payable                                 5,500          -
  Payment on note payable                                   (2,500)      (500)
  Proceeds from issuance of common stock                        15         56
  Purchase of common stock                                  (3,119)      (621)
  Dividends paid                                            (2,353)    (2,319)
    Net cash from financing activities                       2,715    (22,905)
Net change in cash and cash equivalents                      3,061      3,597
Cash and cash equivalents at beginning of period            25,807     19,011
Cash and cash equivalents at end of period                  28,868     22,608







See Accompanying Notes



KENTUCKY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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



The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements, and the Company had no unrecognized tax benefits at December 31, 2007 or September 30, 2008.

The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2005. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2007 or September 30, 2008.



2.	INVESTMENT SECURITIES


INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)

                                     Amortized  Unrealized Unrealized    Fair
                                       Cost       Gains     Losses       Value
Available for Sale

September 30, 2008
  U.S. government agencies           $ 16,783   $    118   $    (93)  $ 16,808
  States and political subdivisions    63,345        529     (2,940)    60,934
  Mortgage-backed                      67,002        410       (305)    67,107
  Equity securities                       270         16          -        286
    Total                             147,400      1,073     (3,338)   145,135

December 31, 2007
  U.S. government agencies           $ 35,535   $    496   $    (10)  $ 36,021
  States and political subdivisions    59,332        691       (662)    59,361
  Mortgage-backed                      52,470        218       (610)    52,078
  Equity securities                       270         20          -        290
    Total                             147,607      1,425     (1,282)   147,750

The Company regularly evaluates its investment securities with significant declines in fair value to determine whether losses are other-than-temporary under the principles of SFAS No. 115, FSP No. 115, and Staff Accounting Bulletin ("SAB") No. 59. A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security. In estimating other-than-temporary losses, management considers each of the following: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Based on this evaluation, the Company has determined it does not have any other-than-temporary impairment losses and has not recorded any other-than-temporary impairment charges.




3. LOANS

Loans at period-end are as follows:
(in thousands)
                                        9/30/2008    12/31/2007

Commercial                           $     22,213  $     22,924
Real estate construction                   20,141        26,172
Real estate mortgage                      275,442       270,494
Agricultural                               83,218        80,774
Consumer                                   19,538        17,024
Total                                     420,552       417,388


4.	EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                                              Nine Months Ended
                                                       September 30
                                                     2008        2007
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $4,035      $5,150
  Weighted average common shares outstanding        2,792       2,855
  Basic earnings per share                         $ 1.44      $ 1.80

Diluted Earnings Per Share
  Net Income                                       $4,035      $5,150
  Weighted average common shares outstanding        2,792       2,855
  Add dilutive effects of assumed exercise
   of stock options                                     2          10
  Weighted average common and dilutive
   potential common shares outstanding              2,794       2,865
  Diluted earnings per share                       $ 1.44      $ 1.79


                                             Three Months Ended
                                                      September 30
                                                    2008        2007
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $1,356      $1,670
  Weighted average common shares outstanding        2,767       2,845
  Basic earnings per share                         $ 0.49      $ 0.58

Diluted Earnings Per Share
  Net Income                                       $1,356      $1,670
  Weighted average common shares outstanding        2,767       2,845
  Add dilutive effects of assumed exercise
   of stock options                                     3          10
  Weighted average common and dilutive
   potential common shares outstanding              2,770       2,855
  Diluted earnings per share                       $ 0.49      $ 0.58


Stock options for 39,761 shares of common stock for the nine months and three months ended September 30, 2008, and for 10,407 shares of common stock for nine months and the three months ended September 30, 2007 were excluded from diluted earnings per share because their impact was antidilutive.



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


Summary of activity in the stock option plan for the nine months ended September 30, 2008 follows:
                                                       Weighted
                                           Weighted    Average
                                           Average    Remaining   Aggregate
                                           Exercise  Contractual  Intrinsic
                                   Shares   Price       Term        Value

Outstanding, beginning of year     58,774   $27.80
Granted                               800    31.00
Forfeited or expired               (2,020)   28.40
Exercised                          (6,705)   22.12
Outstanding, end of period         50,849    28.58   57.7 months  $40,845

Vested and expected to vest        50,849    28.58   57.7 months   40,845

Options exercisable at period end  42,159    28.06   54.5 months   40,845

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $102 thousand in stock compensation expense during the nine months ended September 30, 2008 to salaries and employee benefits.



Stock Grant Plan

On February 15, 2005, the Company's Board of Directors adopted a restricted stock grant plan. Total shares issuable under the plan are 50,000. A summary of changes in the Company's nonvested shares for the year follows:

                                                           Weighted-Average
                                                              Grant-Date
Nonvested Shares                         Shares               Fair Value

  Nonvested at December 31, 2007          8,037               $ 243,494
  Granted                                 4,025                 124,755
  Vested                                 (1,744)                (52,691)
  Forfeited                                   -                       -
  Nonvested at September 30, 2008        10,318               $ 315,558

6.	DIVIDENDS

Dividends per share paid for the quarter ended September 30, 2008 were $0.28 compared to $0.27 for September 30, 2007. This is the same rate of dividend paid for the first three quarters of the respective years.

7.	 RETIREMENT PLAN

Components of Net Periodic Benefit Cost

                                      Nine months ended September 30
                                              (in thousands)

Pension Benefits
                                            2008          2007

Service cost                              $   386       $   355
Interest cost                                 350           304
Expected return on plan assets               (361)         (328)
(Gain) loss amortization                       24            26
Net Periodic Benefit Cost                 $   399       $   357

                                     Three months ended September 30
                                              (in thousands)

Pension Benefits
                                            2008          2007

Service cost                              $   132       $   118
Interest cost                                 119            91
Expected return on plan assets               (120)          (99)
(Gain) loss amortization                       10            10
Net Periodic Benefit Cost                 $   141       $   120

Employer Contributions

The estimates are based on assuming the Company's 2008 annual contribution to the Pension Plan to be zero. No contributions to the Pension Plan were made for the quarter ended September 30, 2008. The Company has decided to terminate the retirement plan at the end of 2008. Future material contributions to the plan are expected to be determined in the fourth quarter of 2008.




8.	Fair Value Measurements


Effective January 1, 2008 the Company adopted SFAS No. 157 and SFAS No.
159. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not require any new fair value measurements. The Company applied SFAS No. 157 prospectively as of the beginning of the year. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. The Company has not elected the fair value option for any financial assets or liabilities.

In February 2008, the FASB issued Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date.

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Following is a description of the valuation method used for instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities that meet the requirement.

Available for sale investment securities valued primarily by independent third party pricing services under the market valuation approach that include, but not limited to, the following inputs:

Marketable equity securities are priced utilizing real-time data feeds from active market exchanges for identical securities.

Government-sponsored agency debt securities and obligations of states and political subdivisions are priced with available market information through processes using benchmark yields, matrix pricing, prepayment speeds, cash flows, live trading data, and market spreads sourced from new issues, dealer quotes, and trade prices, among others sources.

Investments in the Federal Home Loan Bank totaling $6.7 million at September 30, 2008 is carried at cost and not included in the table below, as they are outside the scope of SFAS No. 157.



Available for sale investment securities are the Company's only balance sheet item that meet the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures are as follows in the table below.

(In thousands)        Fair Value Measurements at September 30, 2008 Using
                             Quoted Prices
                               In Active
                               Markets for  Significant Other   Significant
                                Identical       Observable     Unobservable
                   Fair Value    Assets           Inputs          Inputs
Description          9/30/08    (Level 1)        (Level 2)       (Level 3)

Available for Sale  $145,135    $    286         $144,849        $      -

The Company may be required to measure and disclose certain other assets and liabilities at fair value on a nonrecurring basis to comply with GAAP, primarily to adjust assets to fair value under the application of lower of cost or fair value accounting. Disclosures may also include financial assets and liabilities acquired in a business combination, which are initially measured at fair value and evaluated periodically for impairment.

For disclosures about assets and liabilities measured at fair value on a nonrecurring basis, the Company's only current disclosure obligation consists of impaired loans. Loans are considered impaired when full payment under the contractual terms is not expected. In general, impaired loans are also on nonaccrual status. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. If the value of an impaired loan is less than the unpaid balance, the difference is credited to the allowance for loan losses with a corresponding charge to provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan is confirmed.

Impaired loans in the amount of $10.0 million have been written down to their estimated fair value of $8.7 million at September 30, 2008. At December 31, 2007 impaired loans of $6.4 million had an estimated fair value of $5.4 million. Impaired loans are measured at fair value based on the underlying collateral and are considered level 3 inputs.



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

Summary

Kentucky Bancshares, Inc. recorded net income of $4.0 million, or $1.44 basic earnings and diluted earnings per share for the first nine months ending September 30, 2008 compared to $5.1 million, or $1.80 basic earnings per share and $1.79 diluted earnings per share for the nine month period ending September 30, 2007. The first nine months earnings reflects a decrease of 21.6% compared to the same time period in 2007, due primarily to a decrease in net interest income of $233 thousand, an increase in the loan loss provision of $850 thousand and an increase in other expenses of $813 thousand. These decreases to net income were partially offset by a reduction in income tax expense of $752 thousand. The earnings for the three months ended September 30, 2008 were $1.4 million, or $.49 basic and diluted earnings per share compared to $1.7 million, or $.58 basic and diluted earnings per share for the three month period ending September 30, 2007. This three months period earnings reflects a decrease of 18.8% compared to the same time period in 2007.

Return on average assets was 0.85% for the nine months ended September 30, 2008 and 1.08% for the nine month period ended September 30, 2007. Return on average assets was 0.85% for the three months ended September 30, 2008 and 1.08% for the three month period ended September 30, 2007. Return on average equity was 9.3% for the nine month period ended September 30, 2008 and 12.2% for the same period in 2007. Return on average equity was 9.4% for the three months ended September 30, 2008 and 12.0% for the same time period in 2007.



Loans increased $3.2 million from $417.4 million on December 31, 2007 to $420.6 million on September 30, 2008. Decreases in commercial & real estate construction loans were partially offset by an increase in real estate mortgage, agricultural & consumer loans.

Total deposits decreased from $486.0 million on December 31, 2007 to $471.6 million on September 30, 2008, a decrease of $14.4 million. This decrease is primarily the result of a decrease in interest bearing deposit accounts with balances less than $100 thousand. Management attributes the decrease mainly to increased competition for deposits. As a result of this, management has utilized other lower costing funding sources, such as Federal Home Loan Bank advances.

Net Interest Income

Net interest income was $15.0 million for the nine months ended September 30, 2008 compared to $15.3 million for the nine months ended September 30, 2007, a decrease of 1.5%. The interest spread of 3.33% for the first nine months of 2008 is comparable to 3.35% for the same period in 2007, a decrease of 2 basis points. Net interest income was $5.1 million for the three month period ending September 30, 2008 and $5.1 million for the three month period ending September 30, 2007. The interest spread was 3.35% for the three month period ending September 30, 2008 compared to 3.44% for the three month period in 2007, a decrease of 9 basis points. Net interest margins have thus far remained steady in 2008. The year to date net interest spread for 2008 is lower than 2007 primarily due to an increase in "lost" loan interest during 2008 that can be attributed to an increase in non-performing loans in our loan portfolio.

For the first nine months, the yield on assets decreased from 6.70% in 2007 to 6.06% in 2008. The cost of liabilities decreased from 3.35% in 2007 to 2.72% in 2008. Year to date average loans are down $20.0 million, or 4.6% from September 30, 2007 to September 30, 2008. Loan interest income has decreased $3.1 million for the first nine months of 2008 compared to the first nine months of 2007. Year to date average deposits decreased from September 30, 2007 to September 30, 2008, down $2.9 million or 0.6%. The slight decrease is primarily the result of a decline in interest bearing deposits with balances less than $100 thousand. The decline in interest bearing deposit accounts was offset by a slight increase in non-interest bearing deposits. Deposit interest expense has decreased $2.6 million for the first nine months of 2008 compared to the same period in 2007.

Non-Interest Income

Non-interest income increased $29 thousand for the nine months ended September 30, 2008 compared to the same period in 2007 to $6.0 million, due primarily to an increase in other non-interest income of $241 thousand, offset by a decrease in service charges of $225 thousand. The decrease in service charges was primarily due to a decrease in overdraft income of $264 thousand for the first nine months of 2008. The other non-interest income increase was primarily due to an increase of $125 thousand in debit card interchange income and an increase in brokerage income of $92 thousand. The $69 thousand decrease in non-interest income for the three months ended September 30, 2008 compared to same time period in 2007 is primarily due to a decrease in the gains on the sale of mortgage loans of $38 thousand and a decrease in gains of $24 thousand on the sale of securities available for sale.

Gain on sale of mortgage loans increased from $312 thousand in the first nine months of 2007 to $342 thousand during the first nine months of 2008. For the three months ended September 30, 2008 compared to the same time period in 2007, the gain on sale of mortgage loans decreased $38 thousand. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.



Non-Interest Expense

Total non-interest expenses increased $813 thousand for the nine month period ended September 30, 2008 compared to the same period in 2007. For the three month period ended September 30, 2008, total non-interest expense increased $145 thousand.

For the comparable nine month periods, salaries and benefits decreased $245 thousand, a decrease of 3.0%. Incentives decreased $445 thousand, due to the lower level of net income reported by the Company. Salaries & benefits decreased $93 thousand for the three month period ending September 30, 2008 compared to the same time period in 2007. As mentioned previously, the retirement plan will be terminated in December 2008, which will result in some reduction in the benefit cost starting in 2009.

Occupancy expenses increased $202 thousand to $2.1 million for the first nine months of 2008 compared to the same time period in 2007. Occupancy expenses increased $67 thousand for the three month period ended September 30, 2008 compared to the same time period in 2007. The increase in the 2008 year to date occupancy expense is mainly attributable to two additional facilities; the first being opened in the fourth quarter of 2007 and the second being opened during the first quarter of 2008. The relocation of the Nicholasville branch, scheduled to be complete in the fourth quarter of 2008, is expected to result in a slight increase in occupancy expense starting in the first quarter of 2009.

Other expenses increased $876 thousand for the first nine months ended September 30, 2008 compared to the same time period in 2007. For the three month period ended September 30, 2008 other expenses increased $187 thousand compared to the three month period ended September 30, 2007. The year to date increase is mainly a result of an increase of data processing fees of $474 thousand, an increase in ATM & debit card processing of $97 thousand, and an increase in legal and professional fees of $81 thousand. In August 2007, the Company started outsourcing its account processing to Fiserv, Inc. causing the data processing to be more in 2008 compared to 2007. The increase in ATM and debit card processing is a result of more customer usage. Higher legal and professional fees are mainly a result of outsourcing loan review, loan collection costs and other corporate matters.

Due to the downturn in the financial industry and related bank failures, the FDIC is expected to increase the FDIC insurance premiums in 2009. Although the amount of the increase is unknown at this time, the increase in expense to the Company is expected to be significant.

Income Taxes

The effective tax rate for the nine months ended September 30, 2008 was 22.3% compared to 27.0% in 2007. The effective tax rate for the three months ended September 30, 2008 was 22.1% compared to 26.5% for the three month period ended September 30, 2007. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. The rates for 2008 are lower due to the lower level of income for 2008. Nontaxable interest income increased $295 thousand for the first nine months of 2008 compared to the same time period in 2007.



Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to repurchase an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2008, 256,491 shares have been purchased under the program. The most recent share repurchase occurred on October 29, 2008.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $28.9 million as of September 30, 2008 compared to $25.8 million at December 31, 2007. The increase in cash and cash equivalents is mainly attributable to an increase in federal funds sold resulting primarily from a slight decrease in the Company's security portfolio. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $145.1 million at September 30, 2008. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. In early July 2008, the Company received deposits from being the successful bidder on $20 million in public deposits. As of October 30, 2008, these deposits had declined $4.7 million, with the remainder expected to roll off by June 2009. As of September 30, 2008, we have sufficient collateral to borrow an additional $2 million from the FHLB. Additional real estate collateral has been pledged to the FHLB and we now have an additional borrowing capacity of $20 million. In addition, as of September 30, 2008, over $48 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of September 30, 2008, the Company's non-performing loans totaled $10.7 million or 2.54% of loans compared to $6.5 million or 1.57% of loans at December 31, 2007. (See table below) The Company experienced an increase of $3.7 million in non-accrual loans from December 31, 2007 to September 30, 2008, mainly due to some large dollar commercial real estate loans becoming classified as non-accrual. As of September 30, 2008, non-accrual loans include $2.9 million in loans secured by 1-4 family residential real estate, $2.3 million in real estate construction and $4.2 million in loans secured by non-farm non-residential properties. Real estate loans composed 99% of the non-performing loans as of September 30, 2008 and 98% as of December 31, 2007. Forgone interest income on the non-accrual loans was $455 thousand for the first nine months of 2008 compared to $177 thousand for the same time period in 2007.

Nonperforming Assets
                                            9/30/08    12/31/07
                                              (in thousands)

Non-accrual Loans                        $   10,010  $    6,358
Accruing Loans which are
 Contractually past due
 90 days or more                                693         195
Restructured Loans                                -           -
Total Nonperforming and Restructured         10,703       6,553
Other Real Estate                             1,602         768
Total Nonperforming and Restructured
 Loans and Other Real Estate             $   12,305  $    7,321
Nonperforming and Restructured Loans
 as a Percentage of Loans                      2.54%       1.57%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               1.93%       1.16%
Allowance as a Percentage of
 Period-end Loans                              1.37%       1.17%
Allowance as a Percentage of
 Non-performing and Restructured Loans           54%         74%


Provision for Loan Losses

The loan loss provision for the first nine months was $1.5 million for 2008 and $650 thousand for the same period in 2007. The loan loss provision for the three months ended September 30, 2008 was $600 thousand and $330 thousand for the same period in 2007. The current level of nonperforming loans has caused management to increase the 2008 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the nine month period ended September 30, 2008 were $621 thousand compared to $860 thousand for the same period in 2007. Net charge-offs for the three month period ended September 30, 2008 were $236 thousand compared to $505 thousand during the same time period in 2007. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.


Loan Losses
                                               Nine Months Ended September 30
                                                         (in thousands)
                                                      2008             2007
Balance at Beginning of Period                $      4,879     $      4,991
Amounts Charged-off:
  Commercial                                            57              127
  Real Estate Construction                             217              330
  Real Estate Mortgage                                 171              167
  Agricultural                                          12               25
  Consumer                                             792              693
Total Charged-off Loans                              1,249            1,342
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             6                5
  Real Estate Construction                               2               14
  Real Estate Mortgage                                  13                2
  Agricultural                                          30               64
  Consumer                                             577              397
Total Recoveries                                       628              482
Net Charge-offs                                        621              860
Provision for Loan Losses                            1,500              650
Balance at End of Period                             5,758            4,781
Loans
  Average                                          415,785          435,797
  At September 30                                  420,552          423,130
As a Percentage of Average Loans:
  Net Charge-offs                                     0.15%           0.20%
  Provision for Loan Losses                           0.36%           0.15%
Allowance as a Multiple of
 Net Charge-offs                                       7.0              4.2



Loan Losses
                                                Quarter Ended September 30
                                                         (in thousands)
                                                      2008             2007
Balance at Beginning of Period                $      5,394     $      4,956
Amounts Charged-off:
  Commercial                                            52                -
  Real Estate Construction                               -              330
  Real Estate Mortgage                                 116               76
  Agricultural                                           -               25
  Consumer                                             180              211
Total Charged-off Loans                                348              642
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             1                4
  Real Estate Construction                               -                4
  Real Estate Mortgage                                   1                -
  Agricultural                                           -               35
  Consumer                                             110               94
Total Recoveries                                       112              137
Net Charge-offs                                        236              505
Provision for Loan Losses                              600              330
Balance at End of Period                             5,758            4,781
Loans
  Average                                          422,257          428,273
  At September 30                                  420,552          423,130
As a Percentage of Average Loans:
  Net Charge-offs                                     0.06%           0.12%
  Provision for Loan Losses                           0.14%           0.08%
Allowance as a Multiple of
 Net Charge-offs                                       6.1             2.4




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

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities.
The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of September 30, 2008, the projected percentage changes are within the Board approved limits. This period's volatility is higher in each rate shock both in a falling and rising rate environment when compared to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2008 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                       Level
Rate Change:                          - 300   - 100    Rates  + 100   + 300

Year One  (10/08 - 9/09)
Net interest income                  $21,100 $21,851 $22,646 $23,357 $23,901
Net interest income dollar change     (1,546)   (795)    N/A     711   1,255
Net interest income percentage change   -6.8%   -3.5%    N/A     3.1%    5.5%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0% >-10.0%



The projected net interest income report summarizing the Company's interest rate sensitivity as September 30, 2007 is as follows:

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

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%





Projections from September 30, 2008, year one reflected a decline in net interest income of 3.5% with a 100 basis point decline compared to the 1.6% decline in 2007. The 100 basis point increase in rates reflected a 3.1% increase in net interest income in 2008 compared to .7% in 2007. The additional volatility is due to lengthening our certificate of deposit maturities and having more federal funds sold.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the September 30, 2008 balance sheet, a 100 basis point increase in rates results in a 2.6% decrease in EVE. A 100 basis point decrease in rates results in a .7% increase in EVE. These are within the Board approved limits.


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

Item 1A.    Risk Factors

The U.S. government's plan to purchase capital stock of financial institutions as part of the $700 billion bail-out program may not be effective and/or it may not be available to the Company.
In response to the financial crises affecting the banking system and financial markets and the going concern threats to the ability of investment banks and other financial institutions, the U.S. Congress adopted the new Emergency Economic Stabilization Act of 2008 ("EESA") commonly referred to as a bailout of the US financial system. The primary feature of the EESA is the establishment of the Troubled Asset Relief Program ("TARP"), under which the U.S. Treasury Department will have up to $700 billion to purchase distressed assets from financial institutions and to purchase the capital stock of financial institutions. The purpose of the EESA and TARP is to stabilize the financial markets and improve liquidity. However, there can be no assurance as to the impact of the EESA and TARP on the stabilization of the financial markets. The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect the Company's business, financial condition and results of operations. The Company is currently evaluating the TARP guidelines and whether participation in the program will be beneficial.


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs
7/1/08 -
 7/31/08    10,570      $26.16           10,570               43,509 shares

8/1/08 -
 8/31/08         -           -                -               43,509 shares

9/1/08 -
 9/30/08         -           -                -               43,059 shares

Total       10,570                       10,570               43,059 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2008, 256,491 shares have been purchased.



Item 3.     Defaults upon Senior Securities

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

                              KENTUCKY BANCSHARES, INC.

Date  _____11/14/08_______     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____11/14/08_______     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer