Form 10-K
period 2008-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2009-03-31
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number:  33-96358

KENTUCKY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0993464
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 157, Paris, Kentucky	40362-0157
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (859)987-1795

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2008 was approximately $60.0 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 5, 2009:  2,745,729.

PART I

Item 1.  Business

General

Kentucky Bancshares, Inc. (“Company” or “Kentucky”) is a bank holding company headquartered in Paris, Kentucky.  The Company was organized in 1981 and is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”) and the Home Owners Loan Act of 1933, as amended (“HOLA”).

The Company conducts its business in the Commonwealth of Kentucky through one banking subsidiary, Kentucky Bank.

Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky.  Kentucky Bank has its main office in Paris (Bourbon County), with additional offices in Paris, Cynthiana (Harrison County), Georgetown (Scott County), Morehead (Rowan County), Nicholasville (Jessamine County), North Middletown (Bourbon County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County).  The deposits of Kentucky Bank are insured up to prescribed limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

On July 7, 2006, Kentucky Bank acquired Peoples Bancorp of Sandy Hook, Inc. and its subsidiary bank, Peoples Bank, with offices in Sandy Hook and Morehead, Kentucky.

The Company had total assets of $679 million, total deposits of $521 million and stockholders’ equity of $57 million as of December 31, 2008.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky  40361, and the telephone number at that address is (859) 987-1795.

Business Strategy

The Company’s current business strategy is to operate a well-capitalized, profitable and independent community bank with a significant presence in Central and Eastern Kentucky.  Management believes the optimum way to grow the Company is by attracting new loan and deposit customers within its existing markets through it product offerings and customer service.  Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives.

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 72% of which are secured by real estate at December 31, 2008.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

Loan Rates:  Kentucky Bank offers variable and fixed rate loans.  Loan rates on variable rate loans generally adjust upward or downward based on changes in the loan’s index.  Rate adjustments on variable rate loans are made from 1 day to 5 years.  Variable rate loans may contain provisions that cap the amount of interest rate increases or decreases over the life of the loan.  In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate may contain provisions that limit annual increases at a maximum of 200 basis points.  There is usually no annual limit applied to loans secured by commercial real estate.

Credit Risk:  Commercial lending and real estate construction lending, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans.  Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements.  Collateral requirements vary to some degree among borrowers and depend on the borrower’s financial strength, the terms and amount of the loan, and collateral available to secure the loan.  Credit risk results from the decreased ability or willingness to pay by a borrower.  Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loans outstanding balance.  For construction loans, inaccurate initial estimates of a project’s costs and the property’s completed value could weaken the Company’s position and lead to the property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property.  Secured and unsecured consumer loans generally are made for automobiles, boats, and other motor vehicles.  In most cases loans are restricted to the subsidiaries’ general market area.

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

Competition and Market Served

Competition:  The banking business is highly competitive.  Competition arises from a number of sources, including other bank holding companies and commercial banks, consumer finance companies, thrift institutions, other financial institutions and financial intermediaries.  In addition to commercial banks, savings and loan associations, savings banks and credit unions actively compete to provide a wide variety of banking services.  Mortgage banking firms, finance companies, insurance companies, brokerage companies, financial affiliates of industrial companies and government agencies provide additional competition for loans and for many other financial services.  Kentucky Bank also currently competes for interest-bearing funds with a number of other financial intermediaries, including brokerage firms and mutual funds, which offer a diverse range of investment alternatives.  Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and its subsidiary bank.  In addition, the Company must compete with much larger financial institutions that have greater financial resources than the Company.

Market Served.  The Company’s primary market areas consist of Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties in Kentucky.

Supervision and Regulation

Governing Regulatory Institutions:  As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board.  The Company’s subsidiary is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Office of Financial Institutions.  Kentucky Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.  In addition to the impact of regulation, Kentucky Bank is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Laws Protecting Deposits:  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy.  These obligations and restrictions are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default.  For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy.  In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institutions in question are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”, as such terms are defined under uniform regulation defining such capital levels issued by each of the federal banking agencies.

Deposit Insurance:  The Company’s subsidiary bank is a member of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law.  The Company’s subsidiary bank is thus subject to FDIC deposit insurance assessments.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.  Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Company received a one-time assessment credit of $434 thousand that can be applied against future premiums, subject to certain limitations.  Based on the one-time assessment credit, the Company was not required to pay any deposit insurance premiums in 2006 and unused credits from 2006 resulted in the amount of deposit insurance premiums being zero 2007.  Lower credits remained to offset assessments for 2008, which was the primary factor in higher deposit insurance net assessments of $175 thousand.  Financing Corporation (“FICO”) assessment costs were $54 thousand for 2008.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

The Company’s participation in the FDIC’s Transaction Account Guarantee Program initiated during the fourth quarter of 2008 also contributed to an increase in deposit insurance premiums in the current period.  More information about this program can be found under the heading “Temporary Liquidity Guarantee Program” that follows.  During the fourth quarter of 2008 the FDIC increased the deposit insurance from generally $100 thousand for each separately insured depositor to $250 thousand effective until December 31, 2009.

In February 2009, the FDIC adopted a long-term deposit insurance fund (“DIF”) restoration plan as well as an additional emergency assessment for 2009.  The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its current .40% to 1.15% within seven years. Banks in the best risk category, which include the Company’s subsidiary bank, will pay initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, up from the initial base rate range of 12 to 14 basis points.  Additionally, the FDIC approved an interim rule imposing a special emergency assessment to all financial institutions of 20 basis points of insured deposits as of June 30, 2009.  The interim rule is subject to a 30-day comment period and in early March 2009 a proposal was introduced in Congress to lower the special emergency assessment to 10 basis points from the initial 20 basis points.  The special emergency assessment is estimated to be $1.1 million for the Company as currently adopted under the 20 basis point rule and will be collected on September 30, 2009.  The amount of the special emergency assessment would decrease to $530 thousand if the 10 basis point scenario is adopted.  The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.  The increase in assessments by the FDIC could have a material adverse effect on the Company’s earnings.

Temporary Liquidity Guarantee Program (“TLGP”):  The TLGP consists of two separate programs implemented by the FDIC in October 2008.  This includes the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).  These programs were initially provided at no cost to participants during the first 30 days.  Eligible institutions that do not “opt out” of either of these programs become participants by default and will incur the fees assessed for taking part.

Under the DGP, the FDIC will guarantee senior unsecured debt issued on or after October 14, 2008 through June 30, 2009 up to certain limits by participating entities.  The FDIC will provide guarantee coverage for debt issued between those dates until the earlier of the maturity date of the debt or June 30, 2012.  The Company chose to opt out of the DGP.

Under the TAGP, the FDIC guarantees 100% of certain noninterest bearing transaction accounts up to any amount to participating FDIC insured institutions. The unlimited coverage is applicable until December 31, 2009.  The Company opted to participate in the TAGP; as such, it will incur an additional quarterly-assessed 10 basis point fee on balances in noninterest bearing transaction accounts exceeding the recently increased $250 thousand deposit limit that became effective on November 13, 2008.  The previous deposit insurance limit amount was $100 thousand.

Emergency Economic Stabilization Act of 2008 (“EESA”):  EESA was signed into law by the President on October 3, 2008 as a measure to stabilize and provide liquidity to the U.S. financial markets.  Under EESA, the Troubled Asset Relief Program (“TARP”) was created.  TARP granted the Treasury authority to, among other things, invest in financial institutions and purchase troubled assets in an aggregate amount up to $700 billion.

In connection with TARP, the Capital Purchase Program (“CPP”) was launched on October 14, 2008.  Under the CPP, the Treasury announced a plan to use up to $250 billion of TARP funds to purchase equity stakes in certain eligible financial institutions, including the Company.  The Company was preliminarily approved for $13 million of equity capital in December 2008, and subsequently withdrew its application.

Consumer Regulations:  In addition to the laws and regulations discussed above, Kentucky Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act and the Fair and Accurate Transactions Act, among others.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans. These laws also limit Kentucky Bank’s ability to share information with affiliated and unaffiliated entities.  The bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing business operations.

Dividend Restrictions:  There are various legal and regulatory limits on the extent to which the Company’s subsidiary bank may pay dividends or otherwise supply funds to the Company.  In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.  Dividends paid by the subsidiary bank have provided substantially all of the Company’s operating funds, and this may reasonably be expected to continue for the foreseeable future.

Employees

At December 31, 2008, the number of full time equivalent employees of the Company was 214.

Nature of Company’s Business

The business of the Company is not seasonal.  The Company’s business does not depend upon a single customer, or a few customers, the loss of any one or more of which would have material adverse effect on the Company.  No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental entity.

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (“SEC”) pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The public may read and copy any material the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on its website at www.sec.gov.

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

Significant decline in general economic conditions, locally and nationally, will negatively affect the financial results of our banking operations.  Our success depends on general economic conditions both locally and nationally.  Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008.  The United States is currently in a recession.  The housing market is in decline reflected by falling home prices and increases in foreclosures.  Unemployment has increased.  These factors have affected the performance of mortgage loans and resulted in financial institutions, including government-sponsored entities, in making significant write-downs of asset values of mortgage-backed securities, credit default swaps and other derivative and cash securities.  Some financial institutions have failed.  Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity.  Consumer confidence regarding the economy is low and the financial markets reflect this lack of confidence.  Most of our customers are in the Central Kentucky area.  This recession has directly affected our customers.  Local economic conditions have affected the demand of customers for loans, the ability of some borrowers to repay these loans and the value of the collateral securing these loans.  As these factors affect the overall business climate, they can have and have had a significant effect on loan demand.  Loan growth is critical to our profitability.  We do not expect significant improvement in the economy in the near future, and future declines in the economy will likely make the credit market crisis worse.

The exercise of regulatory power may have negative impact on our results of operations and financial condition.  We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal or state legislation could have a substantial impact on our operations.  Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on the financial condition and results of operations.  For example, in response to the economic downturn and financial crisis, the U.S. government has enacted legislation by passing the Emergency Economic Stabilization Act of 2008 followed by the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).  These Acts have enabled the U.S. Treasury, the FDIC and the Federal Reserve Board to develop programs, such as the TARP Capital Purchase Program, the Financial Stability Plan and the foreclosure prevention program, to improve funding to consumers, increase interbank lending and reduce home foreclosures.  The U.S. government continues to closely evaluate the economy, the effect of its legislation and resulting programs and initiatives on the economy.  We expect that the U.S. government will continue to refine these programs and develop new programs.  We do not know whether these Acts and programs will positively affect the economy, help stabilize the financial markets and increase the availability of credit.  Our business, financial condition, results of operations, liquidity and access to capital and credit will likely be negatively affected if the economy worsens or the financial markets do not stabilize.

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

Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of its borrowers and the value of real estate and other assets serving as collateral for repayment of many of the loans.  In determining the size of the allowance for loan losses, management considers, among other factors, the Company’s loan loss experience and an evaluation of economic conditions.  If these assumptions prove to be incorrect, the current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.  Material additions to the Company’s allowance would materially decrease our net income.

Fluctuations in interest rates may negatively impact our banking business.  Interest rate risk focuses on the impact to earnings and capital arising from movements in interest rates.  Interest rate risk focuses on the value implications for accrual portfolios (e.g., held-to-maturity and available-for-sale portfolios) and includes the potential impact to the Company’s accrual earnings as well as the economic perspective of the market value of portfolio equity.  The interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk.  Repricing risk represents the risk associated with the differences in timing of cash flows and rate changes with our products.  Basis risk represents the risk associated with changing rate relationships among varying yield curves.  Yield curve risk is associated with changing rate relationships over the maturity structure.  Options risk is associated with interest-related options, which are embedded in our products.

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

Incorrect strategic decisions may have a negative impact on our results of operations and financial condition.  Strategic risk is the risk to earnings and capital arising from adverse business decisions or improper implementation of those decisions.  Strategic risk focuses on more than an analysis of the written strategic plan.  Its focus is on how plans, systems and implementation affect franchise value.  It also incorporates how management analyzes external factors that affect the Company’s strategic direction.

Adverse publicity may have a negative impact on our business.  Reputation risk is the risk to earnings and capital arising from negative public opinion.  This affects the ability to establish new relationships or services or to continue servicing existing relationships.  Examiners will assess reputation risk by recognizing the potential effect the public’s opinion could have on our franchise value.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.         Properties

The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361.  The principal office of Kentucky Bancshares, Inc. is located at 339 Main Street, Paris, KY 40631.  In addition, Kentucky Bank serves customer needs at 14 other locations.  All locations offer a full range of banking services.  Kentucky Bank owns all of the properties at which it conducts its business.  The Company owns approximately 118,000 square feet of office space.

Note 5 to the Company’s consolidated financial statements included in this report contains additional information relating to amounts invested in premises and equipment.

Item 3.         Legal Proceedings

The Company and its subsidiary are from time to time involved in routine legal proceedings occurring in the ordinary course of business that, in the aggregate, management believes will not have a material impact on the Company’s financial condition and results of operation.

Item 4.         Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters

There is no established public trading market for the Company’s Common Stock.  The Company’s Common Stock is not listed on any national securities exchange nor is it quoted on the NASDAQ system.  However, it is traded on the OTC Bulletin Board under the symbol “KTYB.OB”.  Trading in the Common Stock has been infrequent, with retail brokerage firms making the market.  The following table sets forth the high and low closing sales prices of the Common Stock from the OTC Bulletin Board and the dividends declared thereon, for the periods indicated below:

		High	Low	Dividend
2008	Quarter 4	$26.50	$15.75	$.28
	Quarter 3	27.25	24.00	.28
	Quarter 2	30.00	27.00	.28
	Quarter 1	31.75	29.50	.28
2007	Quarter 4	34.00	31.75	.27
	Quarter 3	34.00	30.50	.27
	Quarter 2	30.50	29.00	.27
	Quarter 1	32.35	30.00	.27

Note 16 to the Company’s consolidated financial statements included in this report contains additional information relating to amounts available to be paid as dividends.

As of December 31, 2008 the Company had 2,745,729 shares of Common Stock outstanding and approximately 559 holders of record of its Common Stock.

The table below lists issuer purchases of equity securities.

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
10/1/08 - 10/31/08	510	$23.50	510	42,999 shares

11/1/08 - 11/30/08	—	—	—	42,999 shares

12/1/08 - 12/31/08	1,000	18.25	1,000	41,999 shares

Total	1,510		1,510	41,999 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program.  The Company is authorized to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through December 31, 2008, 258,001 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on December 22, 2008.

Performance Graph

The information included under the caption “Performance Graph” in this Item 5 of this Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filings we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares the change in the cumulative total stockholder return on our common stock with the cumulative total return of the SIC Code 6022 State Commercial Banks <$100 million and the Russell Microcap Index from 2004 through 2008.  This comparison assumes $100 invested on December 31, 2003 in (a) our common stock, (b) SIC Code 6022 State Commercial Banks <$100 million, and (c) the Russell Microcap Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kentucky Bankshares Inc.,  The Russell MicroCap Index

And SIC Code 6022 State Commercial Banks <$100mil

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright ©2009 Dow Jones & Co. All rights reserved.

Item 6.         Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

	At or For the Year Ended December 31
(dollars and shares in thousands)	2008	2007	2006	2005	2004
CONDENSED STATEMENT OF INCOME:
Total Interest Income	$35,129	$39,219	$35,593	$28,897	$25,846
Total Interest Expense	15,359	19,034	16,718	11,766	9,067
Net Interest Income	19,770	20,185	18,875	17,131	16,779
Provision for Losses	3,700	1,000	475	508	840
Net Interest Income After Provision for Losses	16,070	19,185	18,400	16,623	15,939
Noninterest Income	8,354	7,936	7,236	6,495	6,547
Noninterest Expense	20,027	18,131	16,682	15,220	14,506
Income Before Income Tax Expense	4,397	8,990	8,954	7,898	7,980
Income Tax Expense	684	2,404	2,468	2,078	2,218
Net Income	3,713	6,586	6,486	5,820	5,762

SHARE DATA:
Basic Earnings per Share (EPS)	$1.34	$2.31	$2.35	$2.17	$2.09
Diluted EPS	1.33	2.30	2.34	2.16	2.07
Cash Dividends Declared	1.12	1.08	1.00	0.92	0.84
Book Value	20.77	20.65	19.59	17.45	16.77
Average Common Shares-Basic	2,778	2,852	2,762	2,677	2,757
Average Common Shares-Diluted	2,782	2,862	2,774	2,692	2,777

SELECTED BALANCE SHEET DATA:
Loans, including loans held for sale	$418,812	$412,509	$439,159	$366,602	$354,294
Investment Securities	172,834	147,750	127,891	160,652	126,767
Total Assets	678,775	630,939	629,542	572,750	528,544
Deposits	520,808	486,005	468,808	431,631	387,955
Securities sold under agreements to repurchase and other borrowings	10,717	6,735	11,327	16,838	25,593
Federal Home Loan Bank advances	77,301	63,993	80,030	66,749	59,750
Stockholders’ Equity	57,041	58,844	55,281	46,546	45,027

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	0.58%	1.04%	1.09%	1.08%	1.11%
Return on Stockholders’ Equity	6.45%	11.59%	12.82%	12.69%	12.57%
Net Interest Margin (1)	3.49%	3.56%	3.48%	3.50%	3.60%
Equity to Assets (annual average)	8.96%	8.97%	8.48%	8.50%	8.82%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	84.05%	46.89%	42.68%	42.30%	39.97%
Number of Employees (at period end)	214	204	203	172	167

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.29%	1.17%	1.12%	1.16%	1.16%
Net Charge-offs as a Percentage of Average Loans	0.75%	0.26%	0.14%	0.10%	0.15%

(1)          Tax equivalent

Item 7.         Management’s Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying notes included as Exhibit 13.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2008 data.

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  Significant accounting policies are listed in Note 1 in the “Notes to Consolidated Financial Statements”.  Critical accounting and reporting policies include accounting for loans and the allowance for loan losses.  Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

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

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  economic conditions (both generally and more specifically in the markets, including the tobacco market, in which the Company and its bank operate); competition for the Company’s customers from other providers of financial and mortgage services; government legislation, regulation and monetary policy (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Net income for the year ended December 31, 2008 was $3.7 million, or $1.34 per common share compared to $6.6 million, or $2.31 for 2007 and $6.5 million, or $2.35 for 2006.  Earnings per share assuming dilution were $1.33, $2.30 and $2.34 for 2008, 2007 and 2006, respectively.  For 2008, net income decreased $2.9 million, or 43.6%.  Net interest income decreased $415 thousand, the loan loss provision increased $2.7 million, total other income increased $418 thousand, while total other expenses increased $1.9 million.  In July 2006, the Company purchased Peoples Bancorp of Sandy Hook, Inc. (Peoples Bancorp) and its subsidiary, Peoples Bank (Peoples) of Sandy Hook, to strengthen its business and grow its customer base.

For 2007, net income increased $100 thousand, or 1.5%.  Net interest income increased $1.3 million, the loan loss provision increased $525 thousand, total other income increased $700 thousand, while total other expenses increased $1.4 million.

Return on average equity was 6.5% in 2008 compared to 11.6% in 2007 and 12.8% in 2006.  Return on average assets was 0.58% in 2008 compared to 1.04% in 2007 and 1.09% in 2006.

Non-performing loans as a percentage of loans (including held for sale) were 1.73%, 1.57% and 0.59% as of December 31, 2008, 2007 and 2006, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis increased from $19.5 million in 2006 to $20.9 million in 2007 and decreased to $19.8 million in 2008.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2007 to 2008.  Average earning assets increased $7 million, or 1%.  Investment securities increased $23 million primarily due to lower level of loan demand.  Loans decreased $14 million as a result of the slower demand during 2008.  Average interest bearing liabilities increased $5 million, or 1% during this same period.  This change was primarily from the increase in FHLB advances.  The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances.

After peaking in 2006, bank prime rates have been decreasing.  Bank prime rates decreased 100 basis points in 2007, and another 400 basis points in 2008.  As a result of this, the tax equivalent yield on earning assets decreased from 6.80% in 2007 to 6.07% in 2008.

The volume rate analysis for 2008 that follows indicates that $4.0 million of the decrease in interest income is attributable to the decrease in rates, while the change in volume contributed to a decrease of $53 thousand in interest income.  The rate decrease also caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 3.94% in 2007 to 3.15% in 2008.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $3.8 million to interest expense, while the change in volume was responsible for a $104 thousand increase in interest expense.  As a result, the 2008 net interest income increase is attributed to decreases in rates.

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

In addition to the negative impact on net interest income that may result from the decreasing rate environment that began in 2007 and continued into 2008, competitive pressures on interest rates will continue and are likely to result in continued downward pressure on net interest margins.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2008 and 2007.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

	2008 vs. 2007			2007 vs. 2006
	Increase	(Decrease)	Due to Change in	Increase	(Decrease)	Due to Change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$(1,023)	$(3,294)	$(4,317)	$1,656	$1,073	$2,729
Investment Securities	1,068	(152)	916	(604)	571	(33)
Federal Funds Sold and Securities Purchased under Agreements to Resell	(108)	(576)	(684)	919	9	928
Deposits with Banks	10	(15)	(5)	0	1	1
Total Interest Income	(53)	(4,037)	(4,090)	1,971	1,654	3,625
INTEREST EXPENSE
Deposits
Demand	(202)	(1,864)	(2,066)	99	(160)	(61)
Savings	79	(61)	18	(62)	(75)	(137)
Negotiable Certificates of Deposit and Other Time Deposits	(71)	(1,624)	(1,695)	1,739	1,466	3,205
Securities sold under agreements to repurchase and other borrowings	117	(220)	(103)	(750)	94	(656)
Federal Home Loan Bank advances	181	(10)	171	(111)	76	(35)
Total Interest Expense	104	(3,779)	(3,675)	915	1,401	2,316
Net Interest Income	$(157)	$(258)	$(415)	$1,056	$253	$1,309

Average Consolidated Balance Sheets and Net Interest Analysis  (dollars in thousands)

	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	88,272	4,348	4.93%	74,648	3,727	4.99%	101,130	4,354	4.31%
State and Municipal obligations	63,463	2,581	4.07%	52,674	2,134	4.05%	41,030	1,666	4.06%
Other Securities	6,796	358	5.27%	8,046	510	6.34%	6,622	384	5.80%
Total Securities Available for Sale	158,531	7,287	4.60%	135,368	6,371	4.71%	148,782	6,404	4.30%
Tax Equivalent Adjustment		944	0.60%		715	0.53%		624	0.42%
Tax Equivalent Total		8,231	5.19%		7,086	5.23%		7,028	4.72%
Federal Funds Sold and Agreements to Repurchase	18,324	346	1.89%	20,735	1,030	4.97%	2,212	102	4.61%
Interest-Bearing Deposits with Banks	799	14	1.75%	432	19	4.40%	432	18	4.17%
Loans, Net of Deferred Loan Fees (2)
Commercial	45,309	2,852	6.29%	46,508	3,731	8.02%	46,194	3,520	7.62%
Real Estate Mortgage	358,067	23,442	6.55%	370,699	26,802	7.23%	351,239	24,597	7.00%
Installment	13,292	1,187	8.93%	13,677	1,265	9.25%	10,698	952	8.90%
Total Loans	416,668	27,481	6.60%	430,884	31,798	7.38%	408,131	29,069	7.12%
Total Interest-Earning Assets	594,322	36,072	6.07%	587,419	39,933	6.80%	559,557	36,217	6.47%
Allowance for Loan Losses	(5,123)			(4,935)			(4,766)
Cash and Due From Banks	13,387			13,642			11,844
Premises and Equipment	17,196			15,246			12,421
Other Assets	22,729			21,934			17,676
Total Assets	642,511			633,306			596,732

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	110,022	1,254	1.14%	117,610	3,320	2.82%	114,195	3,381	2.96%
Savings	38,962	398	1.02%	31,722	380	1.20%	36,425	517	1.42%
Certificates of Deposit and Other Deposits	242,884	9,729	4.01%	244,408	11,424	4.67%	204,649	8,219	4.02%
Total Interest-Bearing Deposits	391,868	11,381	2.90%	393,740	15,124	3.84%	355,269	12,117	3.41%
Securities sold under agreements to repurchase and other borrowings	21,346	898	4.21%	18,935	1,001	5.29%	33,213	1,657	4.99%
Federal Home Loan Bank advances	74,508	3,080	4.13%	70,132	2,909	4.15%	72,843	2,944	4.04%
Total Interest-Bearing Liabilities	487,722	15,359	3.15%	482,807	19,034	3.94%	461,325	16,718	3.62%
Noninterest-Bearing Earning Demand Deposits	91,244			86,951			80,904
Other Liabilities	5,983			6,745			3,919
Total Liabilities	584,949			576,503			546,148
STOCKHOLDERS’ EQUITY	57,562			56,803			50,584
Total Liabilities and Shareholders’ Equity	642,511			633,306			596,732
Average Equity to Average Total Assets	8.96%			8.97%			8.48%
Net Interest Income		19,769			20,184			18,875
Net Interest Income (tax equivalent) (3)		20,713			20,899			19,499
Net Interest Spread (tax equivalent) (3)			2.92%			2.86%			2.85%
Net Interest Margin (tax equivalent) (3)			3.49%			3.56%			3.48%

(1)                  Averages computed at amortized cost.

(2)                  Includes loans on a nonaccrual status and loans held for sale.

(3)                  Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $8.4 million in 2008 compared to $7.9 million in 2007 and $7.2 million in 2006.  In 2008, increases in securities gains and other income were offset by decreases in service charges and loan service fee income.  In 2007, increasing service charges and increasing gain on sale of mortgage loans account for the majority of the increase.

Securities gains were $658 thousand in 2008, $37 thousand in 2007 and $34 thousand in 2006.  These are primarily attributable to declining interest rates and the related inverse relationship of interest rates and market values.  Some securities gains were taken in 2008 and used to offset addition to the loan loss reserve and costs related to the pension plan termination.

Gains on loans sold were $411 thousand, $432 thousand and $290 thousand in 2008, 2007 and 2006, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.  During 2008, the loan service fee income decreased $187 thousand ($213 thousand write down of mortgage servicing rights), compared to an increase of $25 thousand in 2007.  Proceeds from the sale of loans were $19 million, $16 million and $17 million in 2008, 2007 and 2006, respectively.  The volume of loan originations is inverse to rate changes.  The volume of loan originations during 2008 was $19 million, comparable to $16 million in 2007, and $17 million in 2006.

Other noninterest income excluding security net gains and gain on sale of mortgage loans was $7.3 million in 2008, $7.5 million in 2007 and $6.9 million in 2006.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $4.3 million in 2008, $4.6 million in 2007 and $4.1 million in 2006.  The decrease in 2008 is primarily attributable to the slower economy, while the increase in 2007 is primarily attributable to the Peoples acquisition in July 2006.  Other income was $1.1 million in 2006, $1.4 million in 2007 and $1.6 million in 2008.  The increase in 2008 is primarily attributable to a $153 thousand increase in interchange income, and the increase in 2007 is primarily attributable to a $200 thousand increase in interchange income and a $137 thousand increase in brokerage income.

Noninterest expense increased $1.9 million in 2008 to $20.0 million, and increased $1.4 million in 2007 to $18.1 million from $16.7 million in 2006.  The increases in salaries and benefits from $9.6 million in 2006 to $10.6 million in 2007 and to $11.1 million in 2008 are attributable to normal salary and benefit increases, and in 2006 and 2007 to the Peoples acquisition.  Bonus compensation was $481 thousand lower in 2008 compared to 2007 and $38 thousand higher in 2007 compared to 2006.  The 2008 decrease is mainly a result of a decline in net income, while the 2007 increase is from higher compensation (the percentage payout of base salaries was lower in 2007 versus 2006).  Occupancy expense increased $240 thousand in 2007 to $2.6 million and increased $178 thousand, or 7% in 2008 to $2.7 million.  The largest expense, depreciation, increased $85 thousand to $1.0 million in 2007, and increased $113 thousand to $1.1 million in 2008.  Other noninterest expense increased from $4.7 million in 2006 to $5.0 million in 2007 and increased to $6.2 million in 2008.  Additional pension plan costs due to its December 31, 2008 termination were $563 thousand in 2008.  FDIC insurance increased $196 thousand in 2008 compared to 2007.  Legal and professional fees increased $140 thousand from 2007 to 2008, mainly from additional loan collection efforts.  Check card processing fees increased $114 thousand from 2007 to 2008.   Amortization of core deposits related to the Peoples acquisition was $169 thousand in 2008, compared to $175 thousand in 2007.  See Note 6 in the notes to consolidated financial statements included as Exhibit 13 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the three-year period indicated.

	For the Year Ended December 31 (in thousands)
	2008	2007	2006
NON-INTEREST INCOME
Service Charges	$5,332	$5,495	$5,224
Loan Service Fee Income (Loss), net	(130)	58	33
Trust Department Income	478	515	603
Investment Securities Gains (Losses),net	658	37	34
Gains on Sale of Mortgage Loans	411	432	290
Other	1,605	1,399	1,052
Total Non-interest Income	8,354	7,936	7,236

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,082	10,594	9,613
Occupancy Expenses	2,738	2,560	2,320
Other	6,207	4,977	4,749
Total Non-interest Expense	20,027	18,131	16,682

Net Non-interest Expense as a Percentage of Average Assets	1.82%	1.61%	1.58%

Income Taxes

The Company had income tax expense of $684 thousand in 2008 and $2.4 million in 2007 and $2.5 million in 2006.  This represents an effective income tax rate of 15.6% in 2008, 26.7% in 2007 and 27.6% in 2006.  The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.

Balance Sheet Review

Assets grew from $631 million at December 31, 2007 to $679 million at December 31, 2008.  Securities increased $25 million and loans increased $7 million in 2008.  Deposits grew $35 million and FHLB borrowings increased $13 million.  The gain in deposits of 7% is primarily from normal growth and the addition of public money.  Assets at year-end 2007 totaled $631 million compared to $630 million in 2006.  Loan decline was $27 million in 2007.  Deposits grew $17 million and FHLB borrowings decreased $16 million.  The gain in deposits of 4% is primarily from normal growth.  See Note 15 in the notes to consolidated financial statements included as Exhibit 13 for additional information on the business combination.

Loans

Total loans (including loans held for sale) were $424 million at December 31, 2008 compared to $417 million at the end of 2007 and $444 million in 2006.  The slight increase in 2008 is mainly attributable to normal loan demand.  Loans declined in 2007, following growth in 2006.  The decline in 2007 is primarily attributable to the softening economy.  As of the end of 2008 and compared to the prior year-end, commercial loans decreased $1.4 million, real estate construction loans decreased $9.4 million, real estate mortgage loans (including loans held for sale) increased $16.3 million and installment loans increased $2.2 million.  As of the end of 2007 and compared to the prior year-end, commercial loans decreased $6.4 million, real estate construction loans decreased $2.9 million, real estate mortgage loans (including loans held for sale) decreased $19.6 million, agricultural loans increased $1.1 million and installment loans increased $.9 million.

As of December 31, 2008, the real estate mortgage portfolio comprised 68% of total loans compared to 65% in 2007.  Of this, 1-4 family residential property represented 54% in 2008 and 62% in 2007.  Agricultural loans comprised 19% in 2008 and 19% in 2007 of the loan portfolio.  Approximately 73% of the agricultural loans are secured by real estate in 2008 compared to 72% in 2007.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.  Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.  Automobile loans account for 29% in 2008 and 36% in 2007 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.  Collateral is requested depending on the creditworthiness of the borrower.  Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer.  Approximately 7% of the loan portfolio is unsecured.  Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company’s loan portfolio by category for each of the last five years.  There is no concentration of loans (greater than 5% of the loan portfolio) in any industry.  The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding

	December 31 (in thousands)
	2008	2007	2006	2005	2004
Commercial	$21,505	$22,924	$29,335	$27,302	$19,999
Real Estate Construction	16,819	26,172	29,034	29,822	32,256
Real Estate Mortgage	287,032	270,749	290,324	245,326	238,661
Agricultural	80,779	80,774	79,627	59,328	57,497
Installment	17,643	15,421	15,684	8,954	9,062
Other	685	1,603	402	368	991
Total Loans	424,463	417,643	444,406	371,100	358,466
Less Deferred Loan Fees	186	255	256	188	10
Total Loans, Net of Deferred Loan Fees	424,277	417,388	444,150	370,912	358,456
Less loans held for sale	—	—	—	—	175
Less Allowance For Loan Losses	5,465	4,879	4,991	4,310	4,163
Net Loans	418,812	412,509	439,159	366,602	354,118

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2008.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above schedule is netted with real estate mortgage loans on the following schedule.

Loan Maturities and Interest Sensitivity

	December 31, 2008 (in thousands)
	One Year	One Through	Over	Total
	or Less	Five Years	Five Years	Loans
Commercial	$7,503	$12,028	$1,974	$21,505
Real Estate Construction	12,688	4,114	17	16,819
Real Estate Mortgage	40,798	101,622	144,426	286,846
Agricultural	15,474	35,091	30,214	80,779
Installment	5,078	8,345	4,220	17,643
Other	685	—	—	685
Total Loans, Net of Deferred Loan Fees	82,226	161,200	180,851	424,277
Fixed Rate Loans	40,787	115,204	37,813	193,804
Floating Rate Loans	41,439	45,996	143,038	230,473
Total Loans, Net of Deferred Loan Fees	82,226	161,200	180,851	424,277

Mortgage Banking

The Company has been in Mortgage Banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations decreased from $17 million in 2006 to $16 million in 2007, but increased to $19 million in 2008.  Proceeds from the sale of loans were $19 million, $16 million and $17 million for the years 2008, 2007 and 2006, respectively.  Mortgage loans held for sale were zero at December 31, 2008 and December 31, 2007.  Loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.  The rate environment rose in 2006, resulting in decreased loan originations.  Declining rates toward the end of 2007 and into 2008, resulted in higher loan orginations in the latter portion of 2007 and in 2008.  The effect of these changes was also reflected on the income statement.  As a result, the gain on sale of mortgage loans was $411 thousand in 2008 compared to $432 thousand in 2007 and $290 thousand in 2006.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights.  Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC.  The Bank receives a servicing fee from the FHLMC on each loan sold.  Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues.  Mortgage servicing rights were $465 thousand at December 31, 2008, $697 thousand at December 31, 2007 and $746 thousand at December 31, 2006.  Amortization of mortgage servicing rights was $417 thousand (including $213 thousand in write downs), $214 thousand and $235 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.  See Note 4 in the notes to consolidated financial statements included as Exhibit 13 for additional information.

Deposits

For 2008, total deposits increased $35 million to $521 million.   Noninterest bearing deposits increased $2 million, while time deposits of $100 thousand and over increased $30 million, and other interest bearing deposits increased $3 million.  Public funds totaled $55 million at the end of 2008 ($48 million were interest bearing).

Total deposits increased to $486 million in 2007, up $17 million from 2006.  Noninterest bearing deposits increased $1 million, time deposits of $100 thousand and over increased $11 million, and other interest bearing deposits increased $5 million.  Public funds totaled $59 million at the end of 2007 ($58 million were interest bearing), a decrease of $1 million from the end of 2006.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2008:

Maturity of Time Deposits of $100,000 of More

At December 31, 2008
(in thousands)
Maturing 3 Months or Less	$10,894
Maturing over 3 Months through 6 Months	12,798
Maturing over 6 Months through 12 Months	19,818
Maturing over 12 Months	64,956

Total	$108,466

Borrowings

The Company utilizes both long and short term borrowings.  Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2008, $77 million was borrowed from FHLB, an increase of $13 million from 2007.  During 2008, $51 million of FHLB borrowing was paid, and advances were made for an additional $64 million.  The 2008 advances were obtained mainly to fund fixed rate loans, as detailed above.  In 2007, $16 million of FHLB advances were paid and no additional advances were obtained.  The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings

	As of and for the year ended
	December 31 (in thousands)
	2008	2007	2006
Federal Funds Purchased:
Balance at Year end	$—	$—	$—
Average Balance During the Year	1,643	117	8,616
Maximum Month End Balance	—	—	27,723
Year end rate	—	—	—
Average annual rate	2.25%	5.24%	5.37%
Repurchase Agreements:
Balance at Year end	$6,617	$5,977	$9,628
Average Balance During the Year	9,686	10,415	15,661
Maximum Month End Balance	13,125	16,073	18,372
Year end rate	3.09%	4.72%	3.83%
Average annual rate	2.97%	4.18%	3.79%
Other Borrowed Funds:
Balance at Year end	$4,100	$758	$1,699
Average Balance During the Year	2,800	1,186	1,719
Maximum Month End Balance	4,500	2,036	8,508
Year end rate	2.46%	4.79%	5.90%
Average annual rate	3.68%	5.58%	6.15%

Contractual Obligations

The Bank has required future payments for a defined benefit retirement plan, time deposits and long-term debt.  See Note 13 in the notes to consolidated financial statements included as Exhibit 13 for further information on the defined benefit retirement plan.  The other required payments under such commitments at December 31, 2008 are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

FHLB advances	$77,301	$32,168	$20,495	$18,974	$5,664
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	276,957	124,066	148,537	3,675	679

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

Nonperforming Assets

	At December 31 (dollars in thousands)
	2008	2007	2006	2005	2004
Non-accrual Loans	$6,562	$6,358	$2,379	$774	$1,781
Accruing Loans which are Contractually past due 90 days or more	779	195	253	206	308
Restructured Loans	—	—	—	—	—
Total Nonperforming Loans	7,341	6,553	2,632	980	2,089
Other Real Estate	1,840	768	411	141	676
Total Nonperforming Assets	9,181	7,321	3,043	1,121	2,765
Total Nonperforming Loans as a Percentage of Loans (including loans held for sale) (1)	1.73%	1.57%	0.59%	0.26%	0.58%
Total Nonperforming Assets as a Percentage of Total Assets	1.35%	1.16%	0.48%	0.20%	0.52%
Allowance to nonperforming assets	0.60	0.67	1.64	3.84	1.51

(1)  Net of deferred loan fees

Total nonperforming assets at December 31, 2008 were $9.2 million compared to $7.3 million at December 31, 2007 and $3.0 million at December 31, 2006.  The increase from 2007 to 2008 is primarily attributable to an increase in other real estate.  The increase from 2006 to 2007 is attributable to the increase in various loans being put on non-accrual and additions to other real estate.  Total nonperforming loans were $7.3 million, $6.6 million, and $2.6 million at December 31, 2008, 2007 and 2006, respectively.  The increase in loans past due 90 days or more is primarily attributable to 3 borrowers totaling $482 thousand and ranging from $147 thousand to $179 thousand.  All are secured by real estate.  The non-accrual loan increase from 2006 to 2007 is mainly attributable to a $2.0 million loan, a $921 thousand loan and 13 other loans greater than $100,000, but less than $245,000.  All these loans are secured by real estate.  The amount of lost interest on our non-accrual loans is immaterial.  At December 31, 2008, loans currently performing but which management believes require special attention were not significant.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2008 were $5.1 million compared to $2.1 million in 2007 and $3.4 million in 2006.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract.  The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $320 thousand, $692 thousand and $955 thousand on December 31, 2008, 2007 and 2006, respectively.

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year Ended December 31 (in thousands)
	2008	2007	2006	2005	2004
Balance at Beginning of Year	$4,879	$4,991	$4,310	$4,163	$3,820
Balance of Allowance for Loan
Losses of Acquired Bank at Acquisition Date	—	—	775	—	—
Amounts Charged-off:
Commercial	114	131	15	146	197
Real Estate Construction	637	374	28	—	—
Real Estate Mortgage	1,981	289	232	134	110
Agricultural	101	25	3	21	88
Consumer	563	449	365	225	293
Total Charged-off Loans	3,396	1,268	643	526	688
Recoveries on Amounts Previously Charged-off:
Commercial	6	24	2	3	10
Real Estate Construction	27	19	—	—	—
Real Estate Mortgage	165	10	2	11	42
Agricultural	30	64	21	16	21
Consumer	54	39	49	135	118
Total Recoveries	282	156	74	165	191
Net Charge-offs	3,114	1,112	569	361	497
Provision for Loan Losses	3,700	1,000	475	508	840
Balance at End of Year	5,465	4,879	4,991	4,310	4,163
Total Loans (1)
Average	416,668	430,884	408,131	361,732	338,465
At December 31	424,277	417,388	444,150	370,912	358,456
As a Percentage of Average Loans (1):
Net Charge-offs	0.75%	0.26%	0.14%	0.10%	0.15%
Provision for Loan Losses	0.89%	0.23%	0.12%	0.14%	0.25%
Allowance as a Percentage of Year-end Loans (1)	1.29%	1.17%	1.12%	1.16%	1.16%
Beginning Allowance as a Multiple of Net Charge-offs	1.6	4.5	7.6	11.5	7.7
Ending Allowance as a Multiple of Nonperforming Assets	0.60	0.67	1.64	3.84	1.51

(1)  Including loans held for sale, net of deferred loan fees

Loans are typically charged-off after being 120 days delinquent.  Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2008 was $3.7 million dollars compared to $1.0 million in 2007 and $475 thousand in 2006.  Net charge-offs were $3.1 million in 2008, $1.1 million in 2007 and $569 thousand in 2006.  Net charge-offs to average loans were 0.75%, 0.26% and 0.14% in 2008, 2007 and 2006, respectively.  Based on the quality of the loan portfolio, the loan loss provision increased $2.7 million from 2007 to 2008 and $525 thousand from 2006 to 2007.  In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.  The recent decline in the economy has resulted in more loan losses, higher loan loss provision and declining loan quality numbers over the past year.  At December 31, 2008, the allowance for loan losses was 1.29% of loans outstanding compared to 1.17% at year-end 2007 and 1.12% at year-end 2006.  Management believes the allowance for loan losses at the end of 2007 is adequate to cover probable incurred credit losses within the portfolio.

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

Allowance for Loan Losses

	2008		2007		2006		2005		2004
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Commercial	$529	9.68%	$537	11.01%	$594	11.90%	$507	11.77%	$350	8.41%
Real Estate Construction	623	11.40%	633	12.97%	638	12.78%	566	13.14%	566	13.60%
Real Estate Mortgage	2,211	40.46%	1,827	37.45%	1,806	36.19%	1,785	41.42%	1,801	43.26%
Agricultural	1,259	23.04%	1,180	24.19%	1,241	24.86%	1,023	23.74%	1,028	24.69%
Consumer	843	15.42%	702	14.39%	712	14.27%	428	9.93%	418	10.04%
Total	5,465	100.00%	4,879	100.00%	4,991	100.00%	4,309	100.00%	4,163	100.00%

Loans

	2008		2007		2006		2005		2004
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Commercial	$21,505	5.07%	$22,924	5.49%	$29,335	6.60%	$27,302	7.36%	$19,999	5.58%
Real Estate Construction	16,819	3.96%	26,172	6.27%	29,034	6.54%	29,822	8.04%	32,256	9.00%
Real Estate Mortgage	286,846	67.61%	270,494	64.81%	290,068	65.31%	245,138	66.09%	238,651	66.58%
Agricultural	80,779	19.04%	80,774	19.35%	79,627	17.93%	59,328	16.00%	57,497	16.04%
Consumer	17,643	4.16%	15,421	3.69%	15,684	3.53%	8,954	2.41%	9,062	2.53%
Other	685	0.16%	1,603	0.38%	402	0.09%	368	0.10%	991	0.28%
Total, Net (1)	424,277	100.00%	417,388	100.00%	444,150	100.00%	370,912	100.00%	358,456	100.00%

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	2008	2007

Unused lines of credit	$64,791,109	$65,298,282
Commitments to make loans	5,214,000	1,871,000
Letters of credit	794,066	907,335

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 4.38% to 6.14% with maturities ranging from 15 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2008 increased $2.8 million to $54.4 million.  During 2008, the Company purchased 114,148 shares of its stock for $3.1 million.  These repurchases partially offset the $3.7 million in net income for 2008.  Stockholders’ equity, excluding accumulated other comprehensive income, was $57.0 million at December 31, 2008.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Peoples acquisition in 2006 and the Kentucky First acquisition in 2003 (see Note 6 in the notes to consolidated financial statements included as Exhibit 13 for more information on the goodwill and core deposit intangible assets).  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	At December 31 (dollars in thousands)
	2008	2007	Change
Stockholders’ Equity (1)	$57,026	$59,432	(2,406)
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	9,662	14,904	(5,242)
Tier I Capital	54,364	51,528	2,836
Allowance for Loan Losses	5,540	4,954	586
Other	9	9	—
Tier II Capital	5,549	4,963	586
Total Capital	59,913	56,491	3,422
Total Risk Weighted Assets	445,222	414,171	31,251
Ratios:
Tier I Capital to Risk-weighted Assets	12.2%	12.4%	-0.2%
Total Capital to Risk-weighted Assets	13.5%	13.6%	-0.2%
Leverage	8.3%	8.4%	-0.1%

(1)    Excluding accumulated other comprehensive income.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions.  The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate.  The categories vary from “well capitalized” to “critically undercapitalized”.  A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2008, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

In management’s opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $147.8 million at December 31, 2007 to $172.8 million at December 31, 2008.  The increase is mainly attributable to a short term increase in deposits.  Federal funds sold totaled $20.7 million at December 31, 2008 and $10.4 million at December 31, 2007.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of December 31, 2008 and 2007, the Company held no adjustable rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2008.

Investment Securities at market value

	At December 31 (in thousands)
	2008	2007	2006
Available for Sale
U.S. government agencies	$19,350	$36,021	$31,492
States and political subdivisions	63,971	59,361	44,130
Mortgage-backed
Fixed -
GNMA, FNMA, FHLMC Passthroughs	76,028	40,261	38,262
GNMA, FNMA, FHLMC CMO’s	13,195	11,817	13,720
Total mortgage-backed	89,223	52,078	51,982
Other	290	290	287
Total	$172,834	$147,750	$127,891

Maturity Distribution of Securities

	December 31, 2008 (in thousands)
		Over One	Over Five		Asset
		Year	Years		Backed
	One Year	Through	Through	Over Ten	& Equity
	or Less	Five Years	Ten Years	Years	Securities	Total
Available for Sale
U.S. government agencies	$2,997	$7,078	$8,269	$1,006	$—	$19,350
States and political subdivisions	587	6,814	17,635	38,935	—	63,971
Mortgage-backed	—	—	—	—	89,223	89,223
Equity Securities	—	—	—	—	290	290
Total	3,584	13,892	25,904	39,941	89,513	172,834
Percent of Total	2.1%	8.0%	15.0%	23.1%	51.8%	100.0%
Weighted Average Yield (1)	3.40%	4.94%	5.50%	5.89%	5.33%	5.41%

(1)     Tax Equivalent yield

Impact of Inflation and Changing Prices

The majority of the Company’s assets and liabilities are monetary in nature.  Therefore, the Company differs greatly from most commercial and industrial companies that have significant investments in nonmonetary assets and inventories.  However, inflation does have an important impact on the growth of assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.  Inflation also affects other expenses, which tend to rise during periods of inflation.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income.  The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee.

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits.  As of December 31, 2008 the projected net interest income percentages are within the Board of Directors limits.  Please note that at the current low level of interest rates, many rates cannot decline by 300 or 100 basis points, so the projected net interest income changes below as of December 31, 2008 for a declining rates is not relevant.  The projected net interest income report summarizing the Company’s interest rate sensitivity as of December 31, 2008 and December 31, 2007 is as follows:

Projected Net Interest Income (December 31, 2008)

			Level
	-300	-100	Rates	+100	+300
Net interest income	18,889	19,918	21,191	22,380	23,237

Net interest income dollar change	(2,302)	(1,273)	—	1,189	2,046

Net interest income percentage change	-10.9%	-6.0%	N/A	5.6%	9.7%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

Projected Net Interest Income (December 31, 2007)

			Level
Rate Change:	-300	-100	Rates	+100	+300

Year One (1/08 – 12/08)
Net interest income	21,293	21,608	21,815	21,758	21,943

Net interest income dollar change	(522)	(207)	—	(57)	128

Net interest income percentage change	-2.4%	-0.9%	N/A	-0.3%	0.6%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

The numbers in 2008 show more fluctuation when compared to 2007.  In 2008, year one reflected an increase in net interest income of 5.6% compared to 0.3% projected decrease from 2007 with a 100 basis point increase.  The 300 basis point increase in rates reflected a 9.7% increase in net interest income in 2008 compared to a 0.6% increase in 2007.  The risk is more in 2008 due to the current status of existing interest rates and their effect on rate sensitive assets and rate sensitive liabilities.  Based on the model, a 300 basis point increase in rates would increase net interest income.

Management measures the Company’s interest rate risk by computing estimated changes in net interest income in the event of a range of assumed changes in market interest rates.  The Company’s exposure to interest rates is reviewed on a monthly basis by senior management and quarterly with the Board of Directors.  Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the change in net interest income in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Company’s assets and liabilities.  If estimated changes to net interest income are not within the limits established by the Board, the Board may direct management to adjust the Company’s asset and liability mix to bring interest rate risk within Board approved limits.

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements.  Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meet the needs of borrowers, depositors and creditors.  Excess liquidity generally has a negative impact on earnings resulting from the lower yields on short-term assets.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Total securities maturing within one year along with cash and cash equivalents totaled $24.3 million at December 31, 2008.  Additionally, securities available-for-sale with maturities greater than one year totaled $169.2 million at December 31, 2008.  The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.  In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.  At December 31, 2008 these balances totaled $108.5 million, approximately 21% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  We have sufficient collateral to borrow an additional $25 million from the FHLB at December 31, 2008.

Generally, the Company relies upon net cash inflows from financing activities, supplemented by net cash inflows from operating activities, to provide cash used in its investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, and the use of short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements along with long-term debt.  The Company’s primary investing activities include purchasing investment securities and loan originations.  Management believes there is sufficient cash flow from operations to meet investing and liquidity needs related to reasonable borrower, depositor and creditor needs in the present economic environment.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

A number of other techniques are used to measure the liquidity position, including the ratios presented below.  These ratios are calculated based on annual averages for each year.

Liquidity Ratios

	December 31
	2008	2007	2006
Average Loans (including loans held for sale) /Average Deposits	86.2%	89.6%	93.6%
Average Securities sold under agreements to repurchase and other borrowings/Average Assets	3.3%	3.0%	5.6%

This chart shows that the loan to deposit ratio decreased in 2008 and 2007.  The decrease in the ratio in 2008 compared to 2007 is mainly attributable to an increase in deposits.  The decrease in the ratio in 2007 compared to 2006 is mainly attributable to a larger increase in deposits and a decrease in loans.

Item 8.  Financial Statements

The consolidated financial statements of the Company together with the notes thereto and report of independent registered public accountants are contained in the Company’s 2008 Annual Report to Stockholders included as Exhibit 13, and are incorporated herein by reference.  No other portion of the 2008 Annual Report to Stockholders is to be deemed “filed” as part of this filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Kentucky Bancshares, Inc.

Paris, Kentucky

We have audited the accompanying balance sheets of Kentucky Bancshares, Inc. as of December 31, 2008 and 2007, and the related statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP
Crowe Horwath LLP
Lexington, Kentucky
March 30, 2009

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

CONSOLIDATED BALANCE SHEETS

December 31

	2008	2007
ASSETS
Cash and due from banks	$16,410,988	$15,445,596
Federal funds sold	20,695,000	10,361,000
Cash and cash equivalents	37,105,988	25,806,596
Securities available for sale	172,833,766	147,749,546
Loans	424,276,517	417,388,048
Allowance for loan losses	(5,464,864)	(4,878,732)
Net loans	418,811,653	412,509,316

Federal Home Loan Bank stock	6,730,600	6,468,200
Bank premises and equipment, net	17,874,706	16,323,314
Interest receivable	5,155,727	5,219,814
Mortgage servicing rights	465,271	696,826
Goodwill	13,116,710	13,116,710
Other intangible assets	1,522,677	1,787,413
Other assets	5,158,130	1,261,106

Total assets	$678,775,228	$630,938,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$90,479,772	$88,520,944
Time deposits, $100,000 and over	108,465,600	78,060,572
Other interest bearing	321,862,857	319,423,702
Total deposits	520,808,229	486,005,218
Repurchase agreements and other borrowings	10,717,277	6,734,630
Federal Home Loan Bank advances	77,300,931	63,993,472
Subordinated debentures	7,217,000	7,217,000
Interest payable	2,874,192	4,983,549
Other liabilities	2,817,043	3,160,874
Total liabilities	621,734,672	572,094,743

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,745,729 and 2,849,056 shares issued and outstanding in 2008 and 2007	12,343,958	12,672,582
Retained earnings	44,682,526	46,759,262
Accumulated other comprehensive income (loss)	14,072	(587,746)
Total stockholders’ equity	57,040,556	58,844,098

Total liabilities and stockholders’ equity	$678,775,228	$630,938,841

See Accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

	2008	2007	2006
Interest income
Loans, including fees	$27,481,123	$31,798,307	$29,068,728
Securities
Taxable	4,360,377	3,810,348	4,395,404
Tax exempt	2,580,740	2,134,600	1,666,382
Other	706,621	1,475,831	462,333
	35,128,861	39,219,086	35,592,847
Interest expense
Deposits	11,381,410	15,124,114	12,117,444
Repurchase agreements and other borrowings	428,192	506,835	1,162,350
Federal Home Loan Bank advances	3,079,895	2,908,818	2,944,217
Subordinated debentures	469,651	494,338	494,197
	15,359,148	19,034,105	16,718,208

Net interest income	19,769,713	20,184,981	18,874,639
Provision for loan losses	3,700,000	1,000,000	475,000
Net interest income after provision for loan losses	16,069,713	19,184,981	18,399,639

Other income
Service charges	5,332,172	5,495,499	5,223,973
Loan service fee income (loss), net	(129,505)	57,867	33,020
Trust department income	477,891	515,149	602,884
Securities gains, net	658,037	36,556	34,259
Gain on sale of mortgage loans	410,539	432,314	290,035
Other	1,605,349	1,398,673	1,051,765
	8,354,483	7,936,058	7,235,936

Other expenses
Salaries and employee benefits	11,082,600	10,593,544	9,612,798
Occupancy expenses	2,737,648	2,560,353	2,320,418
Amortization	264,736	270,736	184,736
Advertising and marketing	521,105	545,648	519,685
Taxes other than payroll, property and income	705,789	683,443	537,485
Other	4,715,182	3,477,231	3,506,589
	20,027,060	18,130,955	16,681,711
Income before income taxes	4,397,136	8,990,084	8,953,864
Provision for income taxes	684,074	2,404,132	2,467,810

Net income	$3,713,062	$6,585,952	$6,486,054

Earnings per share:
Basic	$1.34	$2.31	$2.35
Diluted	1.33	2.30	2.34

See Accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31

	2008	2007	2006

Net income	$3,713,062	$6,585,952	$6,486,054

Other comprehensive income (loss) Unrealized gains (losses) on securities arising during the period	536,241	892,171	735,236
Reclassification of realized amount	(658,037)	(36,556)	(34,259)
Net change in unrealized gain (loss) on securities	(121,796)	855,615	700,977
Less: Tax impact	(41,411)	290,909	238,332

Changes related to SFAS No. 158:
Net gain (loss)	1,000,135	210,941	—
Amortization of net gain (loss)	33,506	34,592	—
Total recognized in other comprehensive income	1,033,641	245,533
Less: Tax impact	351,438	83,481	—

Comprehensive income	$4,314,880	$7,312,710	$6,948,699

See Accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount(1)	Earnings	Income	Equity

Balances, January 1, 2006	2,666,897	$6,812,805	$40,666,332	$(932,894)	$46,546,243

Common stock issued including tax benefit, net (includes options exercised of 7,909 and stock grants of 3,845 shares)	11,754	117,741	—	—	117,741
Stock compensation expense	—	59,375	—	—	59,375
Common stock purchased	(12,901)	(56,385)	(322,069)	—	(378,454)
Common stock issued in connection with purchase of Peoples Bancorp, Inc.	198,836	5,599,878	—	—	5,599,878
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	462,645	462,645
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(844,255)	(844,255)
Net income	—	—	6,486,054	—	6,486,054
Dividends declared - $1.00 per share	—	—	(2,768,428)	—	(2,768,428)
Balances, December 31, 2006	2,864,586	$12,533,414	$44,061,889	$(1,314,504)	$55,280,799

Common stock issued including tax benefit, net (includes options exercised of 9,618, stock grants of 4,961 shares and employee gifts of 93 shares)	14,672	175,387	—	—	175,387
Stock compensation expense	—	96,178	—	—	96,178
Common stock purchased	(30,202)	(132,397)	(800,680)	—	(933,077)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	564,706	564,706
Net loss and prior service cost arising during the year on employee pension plan	—	—	—	162,052	162,052
Net income	—	—	6,585,952	—	6,585,952
Dividends declared - $1.08 per share	—	—	(3,087,899)	—	(3,087,899)
Balances, December 31, 2007	2,849,056	$12,672,582	$46,759,262	$(587,746)	$58,844,098

Common stock issued including tax benefit, net (includes options exercised of 6,705, stock grants of 4,025 shares and employee gifts of 91 shares)	10,821	16,829	—	—	16,829
Stock compensation expense	—	135,327	—	—	135,327
Common stock purchased	(114,148)	(480,780)	(2,668,901)	—	(3,149,681)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	(80,385)	(80,385)
Recognition of net loss and prior service cost through earnings due to the termination of the pension plan, net of tax	—	—	—	682,203	682,203
Net income	—	—	3,713,062	—	3 713,062
Dividends declared - $1.12 per share	—	—	(3,120,897)	—	(3,120,897)
Balances, December 31, 2008	2,745,729	$12,343,958	$44,682,526	$14,072	$57,040,556

(1) Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2008	2007	2006

Cash flows from operating activities
Net income	$3,713,062	$6,585,952	$6,486,054
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,850,726	1,499,855	1,313,476
Provision for loan losses	3,700,000	1,000,000	475,000
Securities amortization (accretion), net	(193,918)	(178,289)	(14,717)
Securities (gains) losses, net	(658,037)	(36,556)	(34,259)
Originations of loans held for sale	(18,605,081)	(16,061,200)	(17,156,711)
Proceeds from sale of loans	19,015,620	16,493,514	17,446,746
Gain on sale of mortgage loans	(410,539)	(432,314)	(290,035)
Stock based compensation expense	135,327	96,178	59,375
Federal Home Loan Bank stock dividends	(262,400)	—	(342,200)
Losses (gain) on sale of fixed assets	4,538	(2,672)	(1,100)
Changes in:
Interest receivable	64,087	434,055	(1,318,246)
Other assets	(4,082,385)	(315,071)	(1,906,617)
Interest payable	(2,109,357)	1,300,764	836,125
Other liabilities	379,782	(164,587)	723,683
Net cash from operating activities	2,541,425	10,219,629	6,276,574

Cash flows from investing activities
Purchases of securities	(126,927,213)	(100,874,783)	(30,905,332)
Proceeds from sales of securities	40,241,628	19,323,795	42,207,571
Proceeds from principal payments and maturities of securities	62,331,524	62,762,514	53,343,210
Cash paid for bank acquisition	—	—	(2,841,873)
Net change in loans	(10,002,337)	25,649,797	(22,106,318)
Purchases of bank premises and equipment	(2,715,086)	(3,037,632)	(1,540,977)
Proceeds from sale of bank premises and Equipment	5,000	2,672	1,100
Net cash from investing activities	(37,066,484)	3,826,363	38,157,381

Cash flows from financing activities
Net change in deposits	34,803,011	17,197,299	(35,102,694)
Net change in repurchase agreements and other borrowings	1,182,647	(3,892,283)	(9,380,282)
Advances from Federal Home Loan Bank	64,000,000	—	90,000,000
Payments on Federal Home Loan Bank advances	(50,707,458)	(16,010,495)	(83,074,662)
Proceeds from note payable	5,500,000	—	8,000,000
Payments on note payable	(2,700,000)	(700,000)	(7,000,000)
Proceeds from issuance of common stock, including options exercised and tax benefits	16,829	175,387	117,741
Purchase of common stock	(3,149,681)	(933,077)	(378,454)
Dividends paid	(3,120,897)	(3,087,899)	(2,768,428)
Net cash from financing activities	45,824,451	(7,251,068)	(39,586,779)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2008	2007	2006
Net change in cash and cash equivalents	$11,299,392	$6,794,924	$4,847,176

Cash and cash equivalents at beginning of year	25,806,596	19,011,672	14,164,496

Cash and cash equivalents at end of year	$37,105,988	$25,806,596	$19,011,672

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$17,468,505	$17,733,341	$15,749,929
Income taxes	1,800,000	2,600,000	2,498,021

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$1,012,439	$914,000	$396,472
Common stock issued in connection with purchase of Peoples Bancorp, Inc.	—	—	5,599,878

See Accompanying notes.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the Company) and its wholly-owned subsidiary, Kentucky Bank (the Bank).  Intercompany transactions and balances have been eliminated in consolidation.  On July 7, 2006, the Company acquired 100% of the outstanding shares of Peoples Bancorp of Sandy Hook, Inc. (Peoples), parent of Peoples Bank of Sandy Hook and Morehead in Elliott and Rowan Counties, Kentucky, as discussed in Note 16.

Nature of Operations:  The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and adjoining counties in Kentucky.  As a state bank, the Bank is subject to regulation by the Kentucky Office of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC).  The Company, a bank holding company, is regulated by the Federal Reserve.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other than temporary losses, management considers:  the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale:  Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current secondary market prices, calculated on the aggregate loan basis.  The Company also provides for any losses on uncovered commitments to lend or sell.

Loans:  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest income on loans is recognized on the accrual basis except for those loans on a nonaccrual status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful.  Interest income on mortgage and consumer loans is discontinued at the time the loan is 90 days delinquent, and interest income on commercial loans is discontinued at the time the loan is 120 days delinquent, unless the loan is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  When interest accrual is discontinued, interest income received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Consumer and credit card loans are typically charged off no later than 120 days past due.  Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

Concentration of Credit Risk:  Most of the Company’s business activity is with customers located within Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties located in Kentucky.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these and counties.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Mortgage Servicing Rights:  The Bank has sold certain residential mortgage loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights.

Servicing rights are recognized separately when they are acquired through sales of loans.  When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of mortgage loans.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $287,412, $271,934 and $268,194 for the years ended December 31, 2008, 2007 and 2006.  Late fees and ancillary fees related to loan servicing are not material.

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

Stock-Based Compensation:  Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

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

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan, which are also recognized as a separate component of equity.

Derivatives:  The Company periodically enters into non-exchange traded mandatory forward sales contracts in conjunction with its mortgage banking operation.  These contracts, considered derivatives, typically last 60 to 90 days and are used to offset the risk of interest rate changes between the time of the commitment to make a loan to a borrower at a stated rate and when the loan is sold.  These derivatives are carried at fair value.  The Company did not have any mandatory forward sales contracts at December 31, 2008 and 2007.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments:  While the Company’s chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the Company’s operations are considered by management to be aggregated into one reportable operating segment.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The Statement is effective for fiscal years beginning after November 15, 2007.  The impact of adoption on January 1, 2008 was not material.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.  In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

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

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the adoption of FAS No. 160 did not have a significant impact on the Corporations’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities.  FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement at December 31, 2008 and 2007 was $545,000 and $369,000.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

Year-end securities are as follows:

	Fair	Unrealized	Unrealized
	Value	Gains	Losses

2008
U. S. government agencies	$19,350,434	$211,715	$—
States and municipals	63,970,625	1,061,559	(2,181,346)
Mortgage-backed	89,222,748	1,142,060	(232,625)
Equity securities	289,959	19,959	—

Total	$172,833,766	$2,435,293	$(2,413,971)

2007
U. S. government agencies	$36,020,468	$495,539	$(10,085)
States and municipals	59,361,045	691,258	(661,819)
Mortgage-backed	52,077,818	218,221	(610,211)
Equity securities	290,215	20,215	—

Total	$147,749,546	$1,425,233	$(1,282,115)

The fair value of securities at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

Fair
Value

Due in one year or less	$3,584,092
Due after one year through five years	13,892,263
Due after five years through ten years	25,904,102
Due after ten years	39,940,602
83,321,059
Mortgage-backed	89,222,748
Equity	289,959

Total	$172,833,766

Proceeds from sales of securities during 2008, 2007 and 2006 were $40,241,628, $19,323,795 and $42,207,571.  Gross gains of $697,374, $180,005 and $452,218 and gross losses of $39,337, $143,449 and $417,959, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $223,733, $12,429 and $11,648, respectively.

Securities with an approximate carrying value of $141,245,000 and $112,499,000 at December 31, 2008 and 2007, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year end 2008 and 2007 not recognized in income are as follows:

2008

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

States and municipals	$13,054,613	$(587,065)	$23,023,662	$(1,594,281)	$36,078,275	$(2,181,346)
Mortgage-backed	30,903,300	(165,135)	1,564,430	(67,490)	32,467,730	(232,625)

Total temporarily impaired	$43,957,913	$(752,200)	$24,588,092	$(1,661,771)	$68,546,005	$(2,413,971)

2007

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government securities	$21,947,522	$(10,085)	$—	$—	$21,947,522	$(10,085)
States and municipals	21,940,792	(631,462)	7,054,136	(30,357)	28,994,928	(661,819)
Mortgage-backed	2,595,724	(4,834)	30,212,510	(605,377)	32,808,234	(610,211)

Total temporarily impaired	$46,484,038	$(646,381)	$37,266,646	$(635,734)	$83,750,684	$(1,282,115)

The Company evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At December 31, 2008, three mortgage-backed securities have unrealized losses with aggregate depreciation of 0.7% from their amortized cost basis, and eighty nine states and municipals have unrealized losses with aggregate depreciation of 5.7% from their amortized cost basis.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4 - LOANS

Loans at year-end were as follows:

	2008	2007

Commercial	$21,505,019	$22,924,130
Real estate construction	16,818,668	26,172,120
Real estate mortgage	286,845,709	270,494,250
Agricultural	80,778,758	80,774,195
Consumer	17,643,301	15,420,647
Other	685,062	1,602,706

	$424,276,517	$417,388,048

Activity in the allowance for loan losses was as follows:

	2008	2007	2006

Beginning balance	$4,878,732	$4,991,277	$4,309,403
Allowance from acquisition	—	—	775,913
Charge-offs	(3,395,734)	(1,268,568)	(642,664)
Recoveries	281,866	156,023	73,625
Provision for loan losses	3,700,000	1,000,000	475,000

Ending balance	$5,464,864	$4,878,732	$4,991,277

Impaired loans totaled $5,131,000 and $2,093,000 at December 31, 2008 and 2007. The average recorded investment in impaired loans during 2008, 2007 and 2006 was $3,263,000, $1,379,000 and $3,463,000.  The total allowance for loan losses related to these loans was $320,000 and $692,000 at December 31, 2008 and 2007. Interest income on impaired loans of $88,000, $121,000 and $62,000 was recognized for cash payments received in 2008, 2007 and 2006.

Nonperforming loans were as follows:

	2008	2007

Loans past due over 90 days still on accrual	$779,000	$195,000
Nonaccrual loans	6,562,000	6,358,000

Nonaccrual loans secured by real estate make up 97% of the total nonaccruals. Management does not see further material loss related to these loans.

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2008 and 2007.  An analysis of the activity with respect to all director and executive officer loans is as follows:

2008

Balance, beginning of year	$4,179,000
New loans	1,020,000
Effect of changes in composition of related parties	—
Repayments	(1,230,000)

Balance, end of year	$3,969,000

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $112,553,000 and $110,175,000 at December 31, 2008 and 2007.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $605,000 and $388,000 at December 31, 2008 and 2007.

Activity for mortgage servicing rights and the related valuation allowance follows:

	2008	2007	2006

Servicing Rights:
Beginning balance	$696,826	$745,834	$801,501
Additions	185,362	165,059	179,507
Amortization	(203,917)	(214,067)	(265,174)
Change in valuation allowance	(213,000)	—	—

Ending balance	$465,271	$696,826	$745,834

Valuation Allowance:
Beginning balance	$—	$—	$—
Additions expensed	213,000	—	—
Reductions credited to operations	—	—	—

Ending balance	$213,000	$—	$—

The fair value of servicing rights was $539,000 and $1,107,000 at year-end 2008 and 2007.  Fair value at year-end 2008 was determined using a discount rate of 12.0%, prepayment speeds ranging from 14.1% to 40.5%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.  Fair value at year-end 2007 was determined using a discount rate of 10.0%, prepayment speeds ranging from 8.0% to 15.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 6.2 years.  Estimated amortization expense for each of the next five years is:

2009	$117,000
2010	92,000
2011	73,000
2012	57,000
2013	43,000

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2008	2007

Land and buildings	$18,789,227	$17,243,311
Furniture and equipment	13,030,204	11,958,611
Construction projects	1,249,305	1,163,406
	33,068,736	30,365,328
Less accumulated depreciation	(15,194,030)	(14,042,014)

	$17,874,706	$16,323,314

Depreciation expense was $1,154,156, $1,041,368 and $956,221 in 2008, 2007, and 2006.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

	2008	2007	2006

Beginning of year	$13,116,710	$13,116,710	$9,110,524
Acquired goodwill	—	—	4,006,186
Impairment	—	—	—

End of year	$13,116,710	$13,116,710	$13,116,710

Goodwill is not amortized but instead evaluated periodically for impairment.

Acquired intangible assets were as follows at year-end:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$2,530,102	$1,007,425	$2,530,102	$742,689

Core deposit intangibles of $1,477,000 were acquired during 2006 in the Peoples acquisition, as further described in Note 16 — Business Combination.

Aggregate amortization expense was $264,736, $270,736 and $184,736 for 2008, 2007 and 2006.

Estimated amortization expense for each of the next five years:

2009	$259,736
2010	253,736
2011	243,736
2012	233,736
2013	214,973

NOTE 7 - DEPOSITS

At December 31, 2008, the scheduled maturities of time deposits are as follows:

2009	$124,066,035
2010	109,795,660
2011	38,740,988
2012	2,687,217
2013	987,582

Certain directors and executive officers of the Company and companies in which they have beneficial ownership are deposit customers of the Bank. The amount of these deposits was approximately $2,212,000 and $2,632,000 at December 31, 2008 and 2007.

NOTE 8 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government securities with a carrying amount of $12,667,471 and $15,179,740 at year-end 2008 and 2007.

Repurchase agreements generally mature within one year from the transaction date and range in maturities from 1 day to 5 years. The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement.  Information concerning repurchase agreements for 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Average daily balance during the year	$9,685,901	$10,415,241	$15,660,750
Average interest rate during the year	2.97%	4.18%	3.79%
Maximum month-end balance during the year	$13,125,185	$16,072,679	$18,372,446
Weighted average interest rate at year end	3.09%	4.72%	3.83%

Promissory note payable of $3,100,000 at December 31, 2008, has $200,000 principal due each quarter, and matures June 30, 2009, interest payable quarterly at prime, and is secured by 100% of the common stock of the bank.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2008	2007
Maturities January 2009 through March 2030, fixed rates from 0.52% to 3.13%	$18,444,808	$14,298,815
Maturities February 2009 through February 2026, fixed rates from 3.58% to 4.58%	42,595,628	28,158,277
Maturities March 2009 through January 2026, fixed rates from 4.77% to 7.23%	16,260,495	21,536,380

Total	$77,300,931	$63,993,472

Advances are paid either on a monthly basis or at maturity.  All advances require a prepayment penalty and certain advances are callable by the FHLB at various call dates throughout the term of the advance.  Advances are secured by the FHLB stock and substantially all first mortgage residential loans.

Scheduled principal payments due on advances during the years subsequent to December 31, 2008 are as follows:

2009	$32,167,356
2010	12,738,925
2011	7,756,297
2012	12,746,553
2013	6,227,748
Thereafter	5,664,052

$77,300,931

NOTE 10 — SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”).  The Trust issued $217,000 of common securities to the Company and $7,000,000 of trust preferred securities as part of a pooled offering of such securities.  The Company issued $7,217,000 subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust.  The debentures pay interest quarterly at 7.06% for the first 5 years.  Starting September 2008, the rate converted to three-month LIBOR plus 3.00 adjusted quarterly.  The Company may redeem the subordinated debentures, in whole or in part, beginning September 2008 at a price of 100% of face value.  The subordinated debentures must be redeemed no later than 2033.

In accordance with FASB Interpretation No. 46, the Trust is not consolidated with the Company.  Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation.

NOTE 11 - INCOME TAXES

Income tax expense was as follows:

	2008	2007	2006

Current	$1,234,414	$2,457,421	$2,476,648
Deferred	(550,340)	(53,289)	(8,838)

	$684,074	$2,404,132	$2,467,810

Year-end deferred tax assets and liabilities were due to the following.  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2008	2007

Deferred tax assets
Allowance for loan losses	$1,883,554	$1,684,269
Pension plan cost	524,547	149,512
Adjustment for SFAS No. 158	—	351,439
Other	125,668	130,599

Deferred tax liabilities
Unrealized gain on securities	(7,249)	(48,660)
Bank premises and equipment	(843,316)	(724,892)
FHLB stock	(1,343,242)	(1,254,026)
Mortgage servicing rights	(158,192)	(236,921)
Core deposit intangibles	(440,106)	(464,599)
Other	(200,943)	(286,312)

Net deferred tax liability	$(459,279)	$(699,591)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2008	2007	2006

U. S. federal income tax rate	34.0%	34.0%	34.0%
Changes from the statutory rate
Tax-exempt investment income	(21.4)	(9.2)	(7.8)
Non-deductible interest expense related to carrying tax-exempt investments	2.5	1.3	1.1
Other	0.5	0.6	0.3

	15.6%	26.7%	27.6%

Federal income tax laws provided the Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $441,000 liability at December 31, 2008.  The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve.  However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $441,000 would be recorded as expense.

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2008 and December 31, 2007 related to unrecognized tax benefits.

The Company and its subsidiary file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2005.

NOTE 12 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2008	2007	2006
Basic Earnings Per Share
Net income	$3,713,062	$6,585,952	$6,486,054
Weighted average common shares outstanding	2,778,037	2,852,094	2,761,826
Basic earnings per share	$1.34	$2.31	$2.35

Diluted Earnings Per Share
Net income	$3,713,062	$6,585,952	$6,486,054
Weighted average common shares outstanding	2,778,037	2,852,094	2,761,826
Add dilutive effects of assumed exercise of stock options	4,040	10,292	11,736
Weighted average common and dilutive potential common shares outstanding	2,782,077	2,862,386	2,773,562
Diluted earnings per share	$1.33	$2.30	$2.34

Stock options of 30,700 shares common stock from 2008, 29,200 shares common stock from 2007 and 11,736 shares common stock from 2006 were excluded from diluted earnings per share because their impact was antidilutive.

NOTE 13 - RETIREMENT PLANS

The Company terminated its defined pension plan as of December 31, 2008.  The plan covered substantially all of its employees.  The Company’s funding policy was to contribute annually the maximum amount that could be deducted for federal income tax purposes.  Benefits were based on one percent of employee average earnings for the previous five years times years of credited service.  Final distributions will be at the discretion of the employee.  Expense recognized in connection with the termination of the plan was $562,607 in 2008.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

	2008	2007	2006

Service cost	$518,241	$483,518	$472,140
Interest cost	469,542	405,547	364,248
Expected return on plan assets	(480,850)	(439,253)	(400,485)
Amortization	33,506	34,592	41,249

Net periodic cost	$540,439	$484,404	$477,152

Net loss (gain)	(1,000,135)	(210,941)	—
Prior service cost (credit)	—	—	—
Amortization of net (gain) loss	(33,506)	(34,592)	—
Total recognized in other comprehensive income	(1,033,641)	(245,533)	—

Total recognized in net periodic benefit cost and other comprehensive income	$(493,202)	$238,871	$477,152

As of December 31, 2008, the date of termination, the projected benefit obligation was $6,749,694 and the fair value of the plan assets was $5,206,908. The difference of $1,542,786 is recognized in other liabilities on the consolidated balance sheet.

The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision.  Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors.  Expense recognized in connection with the plan was $408,491, $434,203 and $369,847 in 2008, 2007 and 2006.

NOTE 14 - STOCK BASED COMPENSATION

The Company has two share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $135,327, $96,178, and $59,375 for 2008, 2007 and 2006.  The total income tax benefit was $1,446, $3,611, and $911.

Stock Option Plan

The Company grants certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years and provides for issue of up to 220,000 options.  The Company also grants certain directors stock option awards which vest and become fully exercisable immediately and provides for issue of up to 20,000 options.  The exercise price of each option, which has a ten year life, was equal to the market price of the Company’s stock on the date of grant.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2008	2007	2006

Fair value of options granted	$2.38	$4.22	$3.14
Risk-free interest rate	2.96%	4.51%	4.59%
Expected term	8 years	8 years	8 years
Expected stock price volatility	11.05%	12.69%	7.99%
Dividend yield	3.61%	3.48%	3.39%

Summary of activity in the stock option plan for 2008 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	58,774	$27.80
Granted	800	31.00
Forfeited or expired	(2,700)	28.68
Exercised	(6,705)	22.12
Outstanding, end of year	50,169	$28.57	54.6 months	$—
Vested and expected to vest	50,169	$28.57	54.6 months	$—
Exercisable, end of year	43,309	$28.28	51.8 months	$—

Options outstanding at year-end 2008 were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

From $20.50 to $20.63 per share	5,890	0.5	20.62	5,890	20.62
From $23.50 to $28.00 per share	13,679	41.5	25.47	13,679	25.47
From $29.50 to $31.00 per share	21,050	75.7	30.38	14,190	30.38
From $33.90 to $34.00 per share	9,550	60.3	33.91	9,550	33.91
	50,169			43,309

Information related to the stock option plan during each year follows:

	2008	2007	2006

Intrinsic value of options exercised	$59,700	$141,258	$119,419
Cash received from option exercises	14,666	172,504	117,286
Tax benefit realized from option exercises	2,163	2,883	455
Total fair value of options granted	1,904	3,376	4,082

Options exercised through net share settlement	6,100	400	600

As of December 31, 2008, there was $17,982 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

Stock Grant Plan

On February 15, 2005, the Company’s Board of Directors adopted a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 4,025 shares issued during 2008 and 5,605 shares issued during 2007, and 644 shares were forfeited during 2007.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2008	8,037	$243,474
Granted	4,025	124,775
Vested	(1,744)	(52,690)
Forfeited	(312)	(9,536)

Nonvested at December 31, 2008	10,006	$306,023

As of December 31, 2008, there was $251,288 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 5 years.  The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $53,784, $23,839 and $0.

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

NOTE 16 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years.  During 2009 the Bank could, without prior approval, declare dividends on any 2009 net profits retained to the date of the dividend declaration plus $3,022,000.

NOTE 17 - FAIR VALUE

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

For this disclosure, the Company only has available for sale investment securities that meet the requirement.

Available for sale investment securities are the Company’s only balance sheet item that meet the disclosure requirements for instruments measured at fair value on a recurring basis.  Disclosures are as follows in the table below.

(In thousands)

Fair Value Measurements at December 31, 2008 Using
Quoted Prices
In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/08	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$172,834	$290	$172,544	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Servicing rights, which are carried at lower of cost or fair value, were written down to fair value of $465,000, resulting in a valuation allowance of $213,000. A charge of $213,000 was included in earnings for the period.

Impaired loans in the amount of $5.1 million have been written down to their estimated fair value of $4.8 million at December 31, 2008.  Impaired loans are measured at fair value based on the underlying collateral and are considered level 3 inputs.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$37,106	$37,106	$25,807	$25,807
Securities	172,834	172,834	147,750	147,750
Loans, net	418,812	418,635	412,509	409,134
FHLB stock	6,731	6,731	6,468	6,468
Interest receivable	5,156	5,156	5,220	5,220
Financial liabilities
Deposits	$520,808	$528,949	$486,005	$489,276
Securities sold under agreements to repurchase and other borrowings	10,717	10,983	6,735	6,843
FHLB advances	77,301	79,665	63,993	63,643
Subordinated debentures	7,217	4,253	7,217	7,098
Interest payable	2,874	2,874	4,984	4,984

The methods and assumptions used to estimate fair value are described as follows:  Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt is based on current rates for similar financing.  The fair value of commitments to extend credit and standby letters of credit is not considered material.

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	2008	2007

Unused lines of credit	$64,791,109	$65,298,282
Commitments to make loans	5,214,000	1,871,000
Letters of credit	794,066	907,335

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 4.38% to 6.14% with maturities ranging from 15 to 30 years and are intended to be sold.

NOTE 19 - CONTINGENT LIABILITIES

The Bank is a defendant in legal actions arising from normal business activities.  Management believes these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s consolidated financial position or results of operations.

NOTE 20 - CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company and Bank capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
2008
Consolidated
Total Capital (to Risk-Weighted Assets)	$59,913	13.5%	$35,618	8%	$44,522	N/A
Tier I Capital (to Risk-Weighted Assets)	54,364	12.2	17,809	4	26,713	N/A
Tier I Capital (to Average Assets)	54,364	8.3	26,073	4	32,591	N/A
Bank Only
Total Capital (to Risk-Weighted Assets)	$62,615	14.1%	$35,593	8%	$44,491	10%
Tier I Capital (to Risk-Weighted Assets)	57,066	12.8	17,796	4	26,695	6
Tier I Capital (to Average Assets)	57,066	8.8	26,063	4	32,578	5
2007
Consolidated
Total Capital (to Risk-Weighted Assets)	$56,491	13.6%	$33,134	8%	$41,417	N/A
Tier I Capital (to Risk-Weighted Assets)	51,528	12.4	16,567	4	24,850	N/A
Tier I Capital (to Average Assets)	51,528	8.4	24,493	4	30,616	N/A
Bank Only
Total Capital (to Risk-Weighted Assets)	$56,350	13.6%	$33,130	8%	$41,413	10%
Tier I Capital (to Risk-Weighted Assets)	51,387	12.4	16,565	4	24,848	6
Tier I Capital (to Average Assets)	51,387	8.4	24,491	4	30,614	5

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31

	2008	2007
	(In Thousands)
ASSETS
Cash on deposit with subsidiary	$104	$175
Investment in subsidiary	66,742	65,703
Securities available for sale	20	20
Other assets	507	482

Total assets	$67,373	$66,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Subordinated debentures	$7,217	$7,217
Notes payable	3,100	300
Other liabilities	15	19
Stockholders’ equity
Preferred stock	—	—
Common stock	12,053	12,517
Additional paid-in capital	291	156
Retained earnings	44,683	46,759
Accumulated other comprehensive income (loss)	14	(588)

Total liabilities and stockholders’ equity	$67,373	$66,380

Condensed Statements of Income and Comprehensive Income Years Ended December 31

	2008	2007	2006
	(In Thousands)
Income
Dividends from subsidiary	$3,900	$4,300	$9,800
Securities gains (losses), net	—	—	409
Interest income	—	1	16
Total income	3,900	4,301	10,225

Expenses
Interest expense	563	531	577
Other expenses	179	128	250
Total expenses	742	659	827

Income before income taxes and equity in undistributed income of subsidiary	3,158	3,642	9,398

Applicable income tax (expense) benefits	253	224	166

Income before equity in undistributed income of subsidiary	3,411	3,866	9,564

Equity in undistributed income of subsidiary	302	2,720	(3,078)

Net income	3,713	6,586	6,486

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	354	589	486
Reclassification of realized amount	(434)	(24)	(23)

Net change in unrealized gain (loss) on securities	(80)	565	463

Comprehensive income	$3,633	$7,151	$6,949

Condensed Statements of Cash Flows Years Ended December 31

	2008	2007	2006
	(In Thousands)
Cash flows from operating activities
Net income	$3,713	$6,586	$6,486
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiary	(302)	(2,720)	3,083
Securities (gains) losses, net	—	—	(409)
Change in other assets	(24)	(58)	43
Change in other liabilities	(4)	(27)	18
Net cash from operating activities	3,383	3,781	9,221

Cash flows from investing activities
Proceeds from sales of securities available for sale	—	—	664
Acquisition of Peoples Bancorp, Inc.	—	—	(8,080)
Net cash from investing activities	—	—	(7,416)

Cash flows from financing activities
Proceeds from note payable	5,500	—	8,000
Payments on note payable	(2,700)	(700)	(7,000)
Dividends paid	(3,121)	(3,088)	(2,768)
Proceeds from issuance of common stock	17	175	118
Purchase of common stock	(3,150)	(933)	(378)
Net cash from financing activities	(3,454)	(4,546)	(2,028)

Net change in cash	(71)	(765)	(223)

Cash at beginning of year	175	940	1,163

Cash at end of year	$104	$175	$940

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted
2008
First quarter	$9,253	$4,896	$1,193	$0.42	$0.42
Second quarter	8,675	5,038	1,486	0.53	0.53
Third quarter	8,788	5,100	1,356	0.49	0.49
Fourth quarter	8,413	4,736	(322)	(0.10)	(0.11)

2007
First quarter	$9,806	$4,972	$1,562	$0.55	$0.54
Second quarter	10,034	5,147	1,918	0.67	0.67
Third quarter	9,801	5,148	1,670	0.58	0.58
Fourth quarter	9,578	4,918	1,436	0.51	0.51

The Company recorded a $2.2 million addition to the allowance for loan losses and $563 thousand expense related to the termination of the pension plan during the fourth quarter of 2008.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

General Overview of Internal Controls over Financial Reporting.  Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.  All internal controls, however, have inherent limitations regardless of how well they have been designed.

Management’s Annual Report on Internal Control over Financial Reporting.  Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, to the best of their knowledge, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

No Changes in Internal Controls over Financial Reporting During Most Recent Quarter.  The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Company’s internal control over financial reporting or in other factors that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting.

General Description of Internal Control over Financial Reporting.  Internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)          Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Company assets;

(2)          Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Company’s receipts and expenditures are being made only in accordance with the authorization of Company’s management and members of the Company’s Board of Directors; and

(3)          Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, uses or dispositions of Company assets that could have a material effect on the Company’s financial statements.

Inherent Limitations in Internal Control over Financial Reporting.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented or overridden by collusion or other improper activities.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Attestation Report of Registered Public Accounting Firm.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Conclusion Regarding Internal Control over Financial Reporting.  As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 2009, which will be filed with the Commission on or about April 10, 2009, pursuant to Regulation 14A.

Item 11.    Executive Compensation

Set forth below is information about our executive officers who do not serve as Directors, including their business experience for at least the past five years and their ages as of March 12, 2009.

Name	Age	Position with the Company

Brenda S. Bragonier	52	Vice President, Director of Marketing and Human Resources since 1999.
Gregory J. Dawson	48	Vice President, Chief Financial Officer since 1989.
Norman J. Fryman	59	Senior Vice President, Director of Sales and Service since 2004.
Clark Nyberg	56	Vice President, Director of Wealth Management since 2004.
Martha Woodford	55	Vice President, Director of Operations, since 2006. Assistant Director of Operations from 2004 to 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 2009, which will be filed with the Commission on or about April 10, 2009, pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions

The information required by Items 13 is hereby incorporated by reference from the Company’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 2009, which will be filed with the Commission on or about April 10, 2009, pursuant to Regulation 14A.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 2009, which will be filed with the Commission on or about April 10, 2009, pursuant to Regulation 14A.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1)    Financial Statements

  The following financial statements are included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flow

Notes to Consolidated Financial Statements

(a)  (2)    Financial Statement Schedules.

All financial statement schedules have been omitted as the required information is inapplicable or the required information has been included in the Consolidated Financial statements or notes thereto.

(a)  (3)    Exhibits

The following exhibits are incorporated by reference herein or made a part of this Form 10-K:

2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 24, 2006.

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000.

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000.

3.3

Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2005.

10.1	Kentucky Bancshares, Inc. 1993 Employee Stock Ownership Incentive Plan is incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-4 (File No. 33-96358).

10.2

Kentucky Bancshares, Inc. 1993 Non-Employee Directors Stock Ownership Incentive Plan is incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 (File No. 33-96358).

10.3	Kentucky Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1998.

10.4	Schedule of 2006 Compensation Arrangements for Named Executive Officers is incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2005.

10.5	2005 Restricted Stock Grant Plan, including form of Award Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 15, 2005.

11	Computation of earnings per share - See Note 12 in the notes to consolidated financial statements included as Exhibit 13.

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Exhibits

 See response to Item 15(a)(3).

(c)    Financial Statement Schedules

 See response to Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Bancshares, Inc.
By:	/s/Louis Prichard
Louis Prichard, President and Chief Executive Officer, Director
March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 30, 2009
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 27, 2009
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford	March 27, 2009
Buckner Woodford, Chairman of the Board, Director

/s/William Arvin	March 30, 2009
William Arvin, Director

March , 2009
B. Proctor Caudill, Director

/s/Henry Hinkle	March 27, 2009
Henry Hinkle, Director

/s/Theodore Kuster	March 27, 2009
Theodore Kuster, Director

/s/Betty J. Long	March 27, 2009
Betty J. Long, Director

/s/Ted McClain	March 30, 2009
Ted McClain, Director

/s/Edwin S. Saunier	March 30, 2009
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 27, 2009
Robert G. Thompson, Director

/s/Woodford Van Meter	March 30, 2009
Woodford Van Meter, Director

Kentucky Bancshares, Inc.

Exhibit Index

2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 24, 2006.

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000.

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000.

3.3

Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2005.

10.1	Kentucky Bancshares, Inc. 1993 Employee Stock Ownership Incentive Plan is incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-4 (File No. 33-96358).

10.2

Kentucky Bancshares, Inc. 1993 Non-Employee Directors Stock Ownership Incentive Plan is incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 (File No. 33-96358).

10.3	Kentucky Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1998.

10.4	hedule of 2006 Compensation Arrangements for Named Executive Officers is incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2005.

10.5	05 Restricted Stock Grant Plan, including form of Award Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 15, 2005.

11	Computation of earnings per share - See Note 12 in the notes to consolidated financial statements included as Exhibit 13.

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.