Form 10-Q
period 2009-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2009-05-15
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes _____  No _X____

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No   X  _

Number of shares of Common Stock outstanding as of April 30, 2009:  2,749,443.


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



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                           3/31/2009    12/31/2008
Assets
  Cash and due from banks                             $  11,559     $  16,411
  Federal funds sold                                      2,350        20,695
    Cash and cash equivalents                            13,909        37,106
  Securities available for sale                         205,886       172,834
  Loans                                                 415,638       424,276
  Allowance for loan losses                              (5,999)       (5,465)
    Net loans                                           409,639       418,811
  Federal Home Loan Bank stock                            6,731         6,731
  Bank premises and equipment, net                       17,875        17,875
  Interest receivable                                     4,505         5,156
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,456         1,523
  Mortgage servicing rights                                 593           465
  Other assets                                            5,323         5,157
    Total assets                                      $ 679,034     $ 678,775

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                              $  96,195     $  90,480
    Time deposits, $100,000 and over                    115,103       108,465
    Other interest bearing                              315,083       321,863
      Total deposits                                    526,381       520,808
  Repurchase agreements and other borrowings             13,546        10,717
  Federal Home Loan Bank advances                        66,723        77,301
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        3,716         2,874
  Other liabilities                                       2,728         2,817
    Total liabilities                                   620,311       621,734

  Stockholders' equity
  Common stock                                           12,373        12,053
  Retained earnings                                      45,300        44,974
  Accumulated other comprehensive income                  1,050            14
    Total stockholders' equity                           58,723        57,041
    Total liabilities & stockholders' equity          $ 679,034     $ 678,775












See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Three Months Ending
                                                     3/31/2009   3/31/2008
INTEREST INCOME:
  Loans, including fees                                $ 6,079     $ 7,308
  Securities available for sale                          2,108       1,734
  Other                                                     10         211
    Total interest income                                8,197       9,253
INTEREST EXPENSE:
  Deposits                                               2,533       3,506
  Other                                                    912         851
    Total interest expense                               3,445       4,357
  Net interest income                                    4,752       4,896
  Loan loss provision                                      450         400
  Net interest income after provision                    4,302       4,496
NON-INTEREST INCOME:
  Service charges                                        1,146       1,189
  Loan service fee income                                   27          24
  Trust department income                                  109         154
  Securities available for sale gains (losses), net          4           7
  Gain on sale of mortgage loans                           378         161
  Other                                                    341         440
    Total other income                                   2,005       1,975
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,549       2,649
  Occupancy expenses                                       661         734
  Amortization                                              66          67
  Advertising and marketing                                124         140
  Taxes other than payroll, property and income            188         179
  Other                                                  1,300       1,193
    Total other expenses                                 4,888       4,962
  Income before taxes                                    1,419       1,509
  Income taxes                                             252         316
Net income                                             $ 1,167     $ 1,193

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                 1,036         492

Comprehensive Income                                   $ 2,203     $ 1,685

Earnings per share
Basic                                                   $ 0.43      $ 0.42
Diluted                                                   0.43        0.42







                                See Accompanying Notes


 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except share information)
                                                                               Accumulated
                                                                                   Other          Total
                                          ----Common Stock----      Retained     Comprehensive  Stockholders'
                                             Shares     Amount (1)  Earnings       Income         Equity
Balances, December 31, 2008                 2,745,729   $ 12,344    $ 44,683       $    14        $ 57,041

Common stock issued, including tax
benefit, net (including stock grants
of 3,714 shares)                                3,714          -           -             -               -

Stock based compensation expense                    -         29           -             -              29

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                         -          -           -         1,036           1,036

Net income                                          -          -       1,167             -           1,167

Dividends declared - $0.20 per share                -          -        (550)            -            (550)

Balances, March 31, 2009                    2,749,443   $ 12,373    $ 45,300       $ 1,050        $ 58,723


(1)Common Stock has no par value; amount includes Additional Paid-in Capital


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                               Three Months Ending
                                                         3/31/2009  3/31/2008
Cash Flows From Operating Activities
  Net Income                                              $  1,167   $  1,193
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation & Amortization                                  334        392
  Securities amortization (accretion), net                     200       (147)
  Stock based compensation expense                              29         34
  Provision for loan losses                                    450        400
  Securities (gains) losses, net                                (4)        (7)
  Originations of loans held for sale                      (17,678)    (7,590)
  Proceeds from sale of loans                               18,056      7,751
  Gain on sale of mortgage loans                              (378)      (161)
  Changes in:
    Interest receivable                                        651        617
    Other assets                                              (343)      (585)
    Interest payable                                           842     (1,235)
    Other liabilities                                         (623)      (416)
      Net cash from operating activities                     2,703        246
Cash Flows From Investing Activities
  Purchases of securities available for sale               (42,811)   (43,700)
  Proceeds from principal payments, maturities and
   calls of securities available for sale                   11,134     38,759
  Net change in loans                                        8,722      6,360
  Purchases of bank premises and equipment                    (237)      (861)
    Net cash from investing activities                     (23,192)       558
Cash Flows From Financing Activities:
  Net change in deposits                                     5,573      2,902
  Net change in securities sold under agreements to
   repurchase, federal funds purchased and other borrowings  3,029      1,965
  Advances from Federal Home Loan Bank                           -      5,000
  Payments on Federal Home Loan Bank advances              (10,560)    (6,604)
  Payment on note payable                                     (200)         -
  Proceeds from issuance of common stock                         -         15
  Purchase of common stock                                       -       (226)
  Dividends paid                                              (550)      (799)
    Net cash from financing activities                      (2,708)     2,253
Net change in cash and cash equivalents                    (23,197)     3,057
Cash and cash equivalents at beginning of period            37,106     25,807
Cash and cash equivalents at end of period                  13,909     28,864

Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest expense                                      $  2,603   $  5,592
    Income taxes                                                 -          -

Supplemental schedules of non-cash investing
 activities
  Real estate acquired through foreclosure                $  2,890   $    353













See Accompanying Notes



KENTUCKY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued But Not Yet Effective Accounting Standards

In April 2009, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-4, "Determining Fair Value When the Volume
and Level of Activity for the Asset or Liability Have Significantly
Decreased and Identifying Transactions That Are Not Orderly".  This FSP:
?	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.
?	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.
?	Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise.  The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.
?	Includes an example that provides additional explanation on
estimating fair value when the market activity for an asset has declined significantly.


?	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.
?	Applies to all fair value measurements when appropriate.
FSP FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to not early adopt this FSP. The Company does not expect this FSP to have a material impact on the Company's consolidated results of operations or financial position upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". This FSP:
?	Changes existing guidance for determining whether an impairment is other than temporary to debt securities;
?	Replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis;
?	Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired;
?	Requires that an entity recognize noncredit losses on held-to-
maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses;
?	Requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and
?	When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.
FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to not early adopt this FSP. The Company does not expect this FSP to have a material impact on the Company's consolidated results of operations or financial position upon adoption.



In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107.

FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to not early adopt this FSP. The Company does not expect this FSP to have a material impact on the Company's consolidated results of operations or financial position upon adoption.

Adoption of New Accounting Standards

Effective January 1, 2009 the Company adopted SFAS No. 141(R), "Business Combinations", SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", SFAS NO. 161, "Disclosures about Derivative Instruments and Hedging Activities", and SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts".

SFAS No. 141(R) establishes principals and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree. The statement also provides guidance for recognizing and measuring goodwill or gain from a bargain purchase in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this statement did not have an impact on the Company's consolidated financial position or results of operations.

SFAS No. 160 amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). The adoption of this statement did not have an impact on the Company's consolidated financial position or results of operations.



SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to provide enhanced disclosures about 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations; and 3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The adoption of this statement did not have an impact on the Company's consolidated financial position or results of operations.

In April 2009, the FASB ratified the Emerging Issues Task Force's (EITF) concensus on FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities". The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic and fully diluted earnings per share. FSP EITF 03-6-1 does not have a significant impact on the Company's consolidated financial position or results of operations.


2.	INVESTMENT SECURITIES


Period-end securities are as follows:
(in thousands)
                                      Amortized  Unrealized  Unrealized   Fair
                                         Cost       Gains     Losses     Value
Available for Sale

March 31, 2009
  U.S. government agencies          $  31,692    $   182    $    (3)  $ 31,871
  States and political subdivisions    70,129      1,164     (1,698)    69,595
  Mortgage-backed                     102,203      1,988        (64)   104,127
  Equity securities                       270         23          -        293
    Total                             204,294      3,357     (1,765)   205,886

December 31, 2008
  U.S. government agencies           $ 19,138    $   212    $     -   $ 19,350
  States and political subdivisions    65,091      1,061     (2,181)    63,971
  Mortgage-backed                      88,314      1,142       (233)    89,223
  Equity securities                       270         20          -        290
    Total                             172,813      2,435     (2,414)   172,834



The Company regularly evaluates its investment securities with significant declines in fair value to determine whether losses are other-than-temporary under the principles of SFAS No. 115, FSP No. 115, and Staff Accounting Bulletin ("SAB") No. 59. A decline in the fair value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security. In estimating other-than-temporary losses, management considers each of the following: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Based on this evaluation, the Company has determined it does not have any other-than-temporary impairment losses and has not recorded any other-than-temporary impairment charges.


3. LOANS


Loans at period-end are as follows:
(in thousands)
                                        3/31/2009    12/31/2008

Commercial                           $     21,468  $     21,505
Real estate construction                   17,531        16,818
Real estate mortgage                      278,411       286,846
Agricultural                               80,234        80,779
Consumer                                   17,994        18,328
Total                                     415,638       424,276


4.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                                              Three Months Ended
                                                         March 31
                                                     2009        2008
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $1,167      $1,193
  Weighted average common shares outstanding        2,736       2,841
  Basic earnings per share                         $ 0.43      $ 0.42

Diluted Earnings Per Share
  Net Income                                       $1,167      $1,193
  Weighted average common shares outstanding        2,736       2,841
  Add dilutive effects of assumed exercise
   of stock options                                     1           6
  Weighted average common and dilutive
   potential common shares outstanding              2,737       2,847
  Diluted earnings per share                       $ 0.43      $ 0.42




Stock options for 37,844 shares of common stock for the three months ended March 31, 2009, and for 30,300 shares of common stock for the three months ended March 31, 2008 were excluded from diluted earnings per share because their impact was antidilutive.


5.  STOCK COMPENSATION


The Company has two share based compensation plans as described below.

Stock Option Plan

The Company grants certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years and provides for issue of up to 100,000 options. The Company also grants certain directors stock option awards which vest and become fully exercisable immediately and provides for issue of up to 20,000 options. The exercise price of each option, which has a ten year life, was equal to the market price of the Company's stock on the date of grant.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date. No options have been granted in 2009.

                                                               2008
     Weighted-average fair value of options
       granted during the year                                $2.38
     Risk-free interest rate                                   2.96%
     Expected option life                                    8 years
     Expected stock price volatility                          11.05%
     Expected dividend yield                                   3.61%


Summary of activity in the stock option plan for the three months ended March 31, 2009 follows:
                                                       Weighted
                                           Weighted    Average
                                           Average    Remaining   Aggregate
                                           Exercise  Contractual  Intrinsic
                                   Shares   Price       Term        Value

Outstanding, beginning of year     50,169   $28.57
Forfeited or expired              (12,325)   25.86
Outstanding, end of period         37,844    29.45   57.6 months  $     -

Vested and expected to vest        37,844    29.45   57.6 months        -

Options exercisable at period end  35,374    29.38   56.8 months        -

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $29 thousand in stock compensation expense during the three months ended March 31, 2009 to salaries and employee benefits.

Stock Grant Plan


On February 15, 2005, the Company's Board of Directors adopted a restricted stock grant plan. Total shares issuable under the plan are 50,000. A summary of changes in the Company's nonvested shares for the year follows:

                                                           Weighted-Average
                                                              Grant-Date
Nonvested Shares                         Shares               Fair Value

  Nonvested at December 31, 2008          10,006               $ 306,023
  Granted                                  4,150                  71,173
  Vested                                  (2,702)                (81,576)
  Forfeited                                 (280)                 (7,225)
  Nonvested at March 31, 2009             11,174               $ 288,395




6.	  DIVIDENDS


Dividends per share paid for the quarter ended March 31, 2009 were $0.20 compared to $0.28 for the quarter ending March 31, 2008.


 7.  RETIREMENT PLAN


Components of Net Periodic Benefit Cost

                                      Three months ended March 31
                                              (in thousands)

Pension Benefits
                                            2009          2008

Service cost                              $    -       $   121
Interest cost                                  -           112
Expected return on plan assets                 -          (120)
(Gain) loss amortization                       -             4
Net Periodic Benefit Cost                 $    -       $   117


Employer Contributions

The defined benefit plan offered to employees by the Company was terminated effective December 31, 2008. Therefore, the company had no contributions to the plan during the first quarter of this year and will also have no contributions going forward.

As of December 31, 2008, the date of termination, the projected benefit obligation was $6,749,694 and the fair value of the plan assets was $5,206,908. The difference of $1,542,786 is recognized in other liabilities on the consolidated balance sheet.


8.	   Fair Value Measurements


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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).



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

(In thousands)        Fair Value Measurements at March 31, 2009 Using
                             Quoted Prices
                               In Active
                               Markets for  Significant Other   Significant
                                Identical       Observable     Unobservable
                   Fair Value    Assets           Inputs          Inputs
Description          3/31/09    (Level 1)        (Level 2)       (Level 3)

Available for Sale  $205,886    $    293         $205,593        $      -
	 Securities

(In thousands)        Fair Value Measurements at December 31, 2008 Using
                             Quoted Prices
                               In Active
                               Markets for  Significant Other   Significant
                                Identical       Observable     Unobservable
                   Fair Value    Assets           Inputs          Inputs
Description         12/31/08    (Level 1)        (Level 2)       (Level 3)

Available for Sale
 Securities         $172,834    $    290         $172,544        $      -


 Assets and Liabilities Measured on a Non-Recurring Basis

Servicing rights are carried at lower of cost or fair value. The current value of $593 thousand includes a valuation allowance of $213 thousand, which was recorded during the fourth quarter of 2008.

Impaired loans totaled $1,819,000 at March 31, 2009 and $5,131,000 at December 31, 2008. The total allowance for loan losses related to these loans was $320,000 and $320,000 at March 31, 2009 and December 31, 2008. Impaired loans are measured at fair value based on the underlying collateral and are considered level 3 inputs.





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

Summary

Kentucky Bancshares, Inc. recorded net income of $1.2 million, or $0.43 basic earnings and diluted earnings per share for the first three months ending March 31, 2009 compared to $1.2 million, or $0.42 basic earnings and diluted earnings per share for the three month period ending March 31, 2008. The first three months earnings reflects a decrease of 2.2% compared to the same time period in 2008, due primarily to a decrease in net interest income of $144 thousand, an increase in the loan loss provision of $50 thousand and an increase in other expenses of $107 thousand. These decreases to net income were partially offset by a reduction in income tax expense of $64 thousand.

Return on average assets was 0.68% for the three months ended March 31, 2009 and 0.75% for the three month period ended March 31, 2008. Return on average equity was 8.1% for the three month period ended March 31, 2009 and 8.0% for the same period in 2008.

Loans decreased $8.7 million from $424.3 million on December 31, 2008 to $415.6 million on March 31, 2009. The decrease is primarily attributed to a decrease in real estate mortgage loans of $8.4 million slightly offset by an increase of $713 thousand in real estate construction loans. Smaller decreases in commercial, agricultural & consumer loans also contributed to the overall decline in the loan portfolio balance.

Total deposits increased from $520.8 million on December 31, 2008 to $526.4 million on March 31, 2009, an increase of $5.6 million. This increase is primarily the result of an increase in non-interest bearing deposit accounts of $5.7 million and an increase in interest bearing time deposit accounts over $100 thousand of $6.6 million. These increases were partially offset by a decrease in other interest bearing deposit accounts of $6.8 million. Management attributes the increase mainly to obtaining a large public fund account in early January. As a result of this, management has paid off Federal Home Loan Bank advances that came due during 2009. Because of this, as of March 31, 2009, Federal Home Bank advances have declined $10.7 million since December 31, 2008.



Net Interest Income

Net interest income was $4.8 million for the three months ended March 31, 2009 compared to $4.9 million for the three months ended March 31, 2008, a decrease of 2.9%. The interest spread of 2.95% for the first three months of 2009 is down from 3.26% reported for the same period in 2008, a decrease of 31 basis points. During the first quarter of 2009, the prime interest rate was two hundred basis points less than a year ago. This has significantly impacted the Company's interest spread. In addition to lower rates and tightening margins, the net interest spread for 2009 is also lower than 2008 due to an increase in "lost" loan interest during 2009 that can be attributed to an increase in non-performing loans in our loan portfolio.

For the first three months, the yield on assets decreased from 6.34% in 2008 to 5.18% in 2009. The cost of liabilities decreased from 3.08% in 2008 to 2.23% in 2009. Year to date average loans increased $7.5 million, or 1.8% from March 31, 2008 to March 31, 2009. Loan interest income has decreased $1.2 million for the first three months of 2009 compared to the first three months of 2008. Year to date average deposits increased from March 31, 2008 to March 31, 2009, up $45.4 million or 9.3%. The increase is primarily the result of an increase in interest bearing deposits with balances greater than $100 thousand. Deposit interest expense has decreased $973 thousand for the first three months of 2009 compared to the same period in 2008.

Non-Interest Income

Non-interest income increased $30 thousand for the three months ended March 31, 2009 compared to the same period in 2008 to $2.0 million, due primarily to an increase in the gain on sold mortgage loans of $217 thousand, offset by a decrease in service charges of $43 thousand and a decrease in other non-interest income of $99 thousand. The decrease in service charges was primarily due to a decrease in overdraft income of $75 thousand. The other non-interest income decrease was primarily due to a decrease of $108 thousand in brokerage income.

Gain on sale of mortgage loans increased from $161 thousand in the first three months of 2008 to $378 thousand during the first three months of 2009. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.

Non-Interest Expense

Total non-interest expenses decreased $74 thousand for the three month period ended March 31, 2009 compared to the same period in 2008.

For the comparable three month periods, salaries and benefits decreased $100 thousand, a decrease of 3.8%. The decrease in salaries & benefits is primarily attributed to the company terminating the defined benefit plan offered to employees as of December 31, 2008. As of March 31, 2009, the company has saved $117 thousand by terminating the defined benefit plan.

Occupancy expenses decreased $73 thousand to $661 thousand for the first three months of 2009 compared to the same time period in 2008. The decrease during 2009 is mainly attributable to a decrease in depreciation expense of $48 thousand. The decrease in depreciation expense is due to assets with a high cost basis becoming fully depreciated at the end of 2008. The relocation of the Nicholasville branch, scheduled to be complete in the second quarter of 2009, is expected to result in a slight increase in occupancy expense starting in the second quarter of 2009.



Other expenses increased $107 thousand for the first three months ended March 31, 2009 compared to the same time period in 2008. The year to date increase is mainly a result of an increase in FDIC insurance premiums (see below for more details) of $218 thousand and an increase in repossession expense of $57 thousand. These increases were partially offset by a decrease in legal & professional fees of $93 thousand. Due to the downturn in the financial industry and related bank failures, the FDIC is expected to increase the FDIC insurance premiums in 2009. Although the amount of the increase is unknown at this time, the increase in expense to the Company is expected to be significant.

Deposit Insurance: In February 2009, the FDIC adopted a long-term deposit insurance fund ("DIF") restoration plan as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its current 0.40% to 1.15% within seven years. Banks in the best risk category, which include the Company's subsidiary bank, will pay initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, up from the initial base rate range of 12 to 14 basis points. Additionally, the FDIC approved an interim rule imposing a special emergency assessment to all financial institutions of 20 basis points of insured deposits as of June 30, 2009. The interim rule was subject to a 30-day comment period and in early March 2009 a proposal was introduced in Congress to lower the special emergency assessment to 10 basis points from the initial 20 basis points. The special emergency assessment is estimated to be $1.1 million for the Company as currently adopted under the 20 basis point rule and will be collected on September 30, 2009. The amount of the special emergency assessment would decrease to $530 thousand if the 10 basis point scenario is adopted. The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. The increase in assessments by the FDIC could have a material adverse effect on the Company's earnings.

Temporary Liquidity Guarantee Program ("TLGP"): The TLGP consists of two separate programs implemented by the FDIC in October 2008. This includes the Debt Guarantee Program ("DGP") and the Transaction Account Guarantee Program ("TAGP"). These programs were initially provided at no cost to participants during the first 30 days. Eligible institutions that do not "opt out" of either of these programs become participants by default and will incur the fees assessed for taking part.

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

Emergency Economic Stabilization Act of 2008 ("EESA"): EESA was signed into law by the President on October 3, 2008 as a measure to stabilize and provide liquidity to the U.S. financial markets. Under EESA, the Troubled Asset Relief Program ("TARP") was created. TARP granted the Treasury authority to, among other things, invest in financial institutions and purchase troubled assets in an aggregate amount up to $700 billion.



In connection with TARP, the Capital Purchase Program ("CPP") was launched on October 14, 2008. Under the CPP, the Treasury announced a plan to use up to $250 billion of TARP funds to purchase equity stakes in certain eligible financial institutions, including the Company. The Company was preliminarily approved for $13 million of equity capital in December 2008, and subsequently withdrew its application.

Income Taxes

The effective tax rate for the three months ended March 31, 2009 was 17.8% compared to 20.9% in 2008. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. The rates for 2009 are lower due to the lower level of income for 2009. Nontaxable interest income increased $58 thousand for the first three months of 2009 compared to the same time period in 2008.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to repurchase an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2009, 258,001 shares have been purchased under the program. The most recent share repurchase occurred on December 22, 2008.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $13.9 million as of March 31, 2009 compared to $37.1 million at December 31, 2008. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold resulting primarily from an increase in the Company's security portfolio. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $205.9 million at March 31, 2009 compared to $172.8 million at December 31, 2008. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. In early July 2008, the Company received deposits from being the successful bidder on $20 million in public deposits. As of March 31, 2009, these deposits had declined $5.7 million, with the remainder expected to roll off by June 2009. In addition, in early January 2009, the Company received deposits in the amount of $18 million as a result of being the successful bidder on a public fund account. As of March 31, 2009, $4.7 million had rolled off. It is expected that $11.3 million of the remaining $13.3 million will roll off during the remainder of 2009 and another $2.0 million will
mature in the first quarter of 2010.   As of March 31, 2009, we have
sufficient collateral to borrow an additional $39 million from the FHLB. In addition, as of March 31, 2009, over $35 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Non-Performing Assets

As of March 31, 2009, the Company's non-performing assets totaled $14.8 million or 2.49% of loans compared to $9.2 million or 1.73% of loans at December 31, 2008. (See table below) The Company experienced an increase of $1.6 million in non-accrual loans from December 31, 2008 to March 31, 2009, largely due to an increase in non-accrual loans secured by real estate of $1.3 million and an increase in non-accrual commercial loans of $437 thousand. As of March 31, 2009, non-accrual loans include $2.3 million in loans secured by 1-4 family residential real estate, $1.8 million in real estate construction and $2.9 million in loans secured by non-farm non-residential properties.
Real estate loans composed 95% of the non-performing loans as of March 31, 2009 and 96% as of December 31, 2008. Forgone interest income on the non-accrual loans was $205 thousand for the first three months of 2009 compared to $18 thousand for the same time period in 2008. Accruing loans that are contractually 90 days or more past due as of March 31, 2009 totaled $2.2 million compared to $779 thousand for the same period a year ago, an increase of $1.5 million. The increase is mainly attributed to an increase in closed end loans secured by 1-4 family residential properties. As of March 31, 2009, closed end loans secured by 1-4 family residential properties that were contractually 90 days or more past due and still accruing totaled $2.0 million compared to $221 thousand as of December 31, 2008, an increase of $1.8 million. In addition, the amount the Company has booked as "Other Real Estate" has increased $2.6 million from December 31, 2008 to March 31, 2009. As of March 31, 2009 the amount booked as "Other Real Estate" totaled $4.4 million compared to $1.8 million at December 31, 2008. The increase is largely attributed to two loan customers who specialized in commercial & land development properties.

Nonperforming Assets
                                            3/31/09    12/31/08
                                               (in thousands)

Non-accrual Loans                        $    8,129  $    6,562
Accruing Loans which are
 Contractually past due
 90 days or more                              2,239         779
Total Nonperforming and Restructured         10,368       7,341
Other Real Estate                             4,439       1,840
Total Nonperforming and Restructured
 Loans and Other Real Estate             $   14,807  $    9,181
Nonperforming and Restructured Loans
 as a Percentage of Loans                      2.49%       1.73%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               2.18%       1.35%
Allowance as a Percentage of
 Period-end Loans                              1.44%       1.29%
Allowance as a Percentage of
 Non-performing and Restructured Loans           58%         60%


Provision for Loan Losses

The loan loss provision for the first three months was $450 thousand for 2009 and $400 thousand for the same period in 2008. The current level of nonperforming loans has caused management to increase the 2009 provision in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net recoveries for the three month period ended March 31, 2009 were $84 thousand compared to net charge-offs of $188 thousand for the same period in 2008. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses
                                             Three Months Ended March 31, 2009
                                                         (in thousands)
                                                      2009             2008
Balance at Beginning of Period                $      5,465     $      4,879
Amounts Charged-off:
  Real Estate Construction                               3              125
  Real Estate Mortgage                                  48               24
  Agricultural                                           6               12
  Consumer                                             271              358
Total Charged-off Loans                                328              519
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             -                4
  Real Estate Construction                               -                2
  Real Estate Mortgage                                 235                7
  Agricultural                                           -               29
  Consumer                                             177              289
Total Recoveries                                       412              331
Net Charge-offs                                        (84)             188
Provision for Loan Losses                              450              400
Balance at End of Period                             5,999            5,091
Loans
  Average                                          418,712          411,258
  At March 31                                      415,638          410,840
As a Percentage of Average Loans:
  Net Charge-offs                                    (0.02)%           0.05%
  Provision for Loan Losses                           0.11%            0.10%
Allowance as a Multiple of
 Net Charge-offs                                     (17.9)            6.8


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

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities.
The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of March 31, 2009, the projected percentage changes are within the Board approved limits except when assuming rates declining 100 basis points. Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points. Therefore, management places more emphasis in the rising rate environment scenarios. This period's volatility is higher in each rate shock both in a falling and rising rate environment when compared to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2009 is as follows:

(dollars in thousands)

PROJECTED NET INTEREST INCOME
                                                       Level
Rate Change:                          - 300   - 100    Rates  + 100   + 300

Year One  (4/09 - 3/10)
Net interest income                  $20,351 $21,431 $22,359 $22,901 $23,364
Net interest income dollar change     (2,008)   (928)    N/A     542   1,005
Net interest income percentage change   -8.9%   -4.1%    N/A     2.4%    4.5%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0% >-10.0%



The projected net interest income report summarizing the Company's interest rate sensitivity as March 31, 2008 is as follows:

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

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%





Projections from March 31, 2009, year one reflected a decline in net interest income of 4.1% with a 100 basis point decline compared to the 3.2% decline in 2008. The 100 basis point increase in rates reflected a 2.4% increase in net interest income in 2009 compared to 1.5% in 2008. The additional volatility is due to lengthening our certificate of deposit maturities and increasing our security portfolio.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the March 31, 2009 balance sheet, a 100 basis point increase in rates results in a 4.2% decrease in EVE. A 100 basis point decrease in rates results in a 2.3% increase in EVE. These are within the Board approved limits.


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

Item 1A.    Risk Factors

      There have been no material changes in risk factors, as previously disclosed in the December 31, 2008 Form 10-K.




Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs
1/1/09 -
 1/31/09         -      $    -                -               41,999 shares

2/1/09 -
 2/28/09         -           -                -               41,999 shares

3/1/09 -
 3/31/09         -           -                -               41,999 shares

Total            -           -                -               41,999 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2009, 258,001 shares have been purchased.

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

                              KENTUCKY BANCSHARES, INC.

Date  _____5/14/09_______     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____5/14/09_______     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer




2

3
23
Lexlibrary/197885.1