Form 10-Q
period 2009-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2009-08-13
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes         No   X   _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
 Large accelerated filer ____
 Accelerated filer ____
 Non-accelerated filer   X  (Do not check if a smaller reporting company)
 Smaller reporting company  _____

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No   X   _

Number of shares of Common Stock outstanding as of July 31, 2009:  2,742,661.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statement of Changes in
             Stockholders' Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   21

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           29

Item 4.     Controls and Procedures                                30

Part II - Other Information                                        30

Signatures                                                         32

Exhibits

     10.1  2009 Stock Award Plan.                                  33

     31.1  Certifications of Chief Executive Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       47

     31.2  Certifications of Chief Financial Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       49

     32    Certifications of Chief Executive Officer and Chief
           Financial Officer pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.                             51



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                           6/30/2009    12/31/2008
Assets
  Cash and due from banks                             $  13,675     $  16,411
  Federal funds sold                                         25        20,695
    Cash and cash equivalents                            13,700        37,106
  Securities available for sale                         172,075       172,834
  Loans                                                 417,556       424,276
  Allowance for loan losses                              (6,373)       (5,465)
    Net loans                                           411,183       418,811
  Federal Home Loan Bank stock                            6,731         6,731
  Bank premises and equipment, net                       17,720        17,875
  Interest receivable                                     4,420         5,156
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,392         1,523
  Mortgage servicing rights                                 728           465
  Other assets                                            7,661         5,157
    Total assets                                      $ 648,727     $ 678,775

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                              $  95,084     $  90,480
    Time deposits, $100,000 and over                    104,852       108,465
    Other interest bearing                              294,159       321,863
      Total deposits                                    494,095       520,808
  Repurchase agreements and other borrowings             12,548        10,717
  Federal Funds Purchased                                 2,639           -
  Federal Home Loan Bank advances                        63,848        77,301
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        4,188         2,874
  Other liabilities                                       5,382         2,817
    Total liabilities                                   589,917       621,734

  Stockholders' equity
  Common stock                                           12,337        12,053
  Retained earnings                                      45,640        44,974
  Accumulated other comprehensive income (loss)             833            14
    Total stockholders' equity                           58,810        57,041
    Total liabilities & stockholders' equity          $ 648,727     $ 678,775










See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                  Six Months Ending
                                                     6/30/2009   6/30/2008
INTEREST INCOME:
  Loans, including fees                               $ 12,303    $ 14,083
  Securities available for sale                          3,787       3,589
  Other                                                     14         256
    Total interest income                               16,104      17,928
INTEREST EXPENSE:
  Deposits                                               4,896       6,202
  Other                                                  1,783       1,793
    Total interest expense                               6,679       7,995
  Net interest income                                    9,425       9,933
  Loan loss provision                                      900         900
  Net interest income after provision                    8,525       9,033
NON-INTEREST INCOME:
  Service charges                                        2,522       2,560
  Loan service fee income                                   50          45
  Trust department income                                  235         270
  Securities available for sale gains (losses), net        203          15
  Gain on sale of mortgage loans                           811         278
  Other                                                    799         867
    Total other income                                   4,620       4,035
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         5,986       5,230
  Occupancy expenses                                     1,301       1,378
  Amortization                                             131         133
  Advertising and marketing                                253         253
  Taxes other than payroll, property and income            366         358
  Other                                                  2,867       2,264
    Total other expenses                                10,904       9,616
  Income before taxes                                    2,241       3,452
  Income taxes                                             170         773
Net income                                            $  2,071    $  2,679

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                   819        (851)

Comprehensive Income                                  $  2,890    $  1,828

Earnings per share
Basic                                                 $   0.76    $   0.95
Diluted                                                   0.76        0.95







See Accompanying Notes




KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                 Three Months Ending
                                                     6/30/2009   6/30/2008
INTEREST INCOME:
  Loans, including fees                                $ 6,224     $ 6,775
  Securities available for sale                          1,679       1,855
  Other                                                      4          45
    Total interest income                                7,907       8,675
INTEREST EXPENSE:
  Deposits                                               2,363       2,696
  Other                                                    871         942
    Total interest expense                               3,234       3,638
  Net interest income                                    4,673       5,037
  Loan loss provision                                      450         500
  Net interest income after provision                    4,223       4,537
NON-INTEREST INCOME:
  Service charges                                        1,376       1,371
  Loan service fee income                                   23          21
  Trust department income                                  126         150
  Securities available for sale gains (losses), net        199           8
  Gain on sale of mortgage loans                           433         117
  Other                                                    458         393
    Total other income                                   2,615       2,060
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         3,437       2,581
  Occupancy expenses                                       640         644
  Amortization                                              65          66
  Advertising and marketing                                129         113
  Taxes other than payroll, property and income            178         179
  Other                                                  1,567       1,071
    Total other expenses                                 6,016       4,654
  Income before taxes                                      822       1,943
  Income taxes                                             (82)        457
Net income                                             $   904     $ 1,486

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                  (217)     (1,342)

Comprehensive Income                                   $   687     $   144

Earnings per share
Basic                                                  $  0.33     $  0.53
Diluted                                                   0.33        0.53










See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except share information)

                                                                                 Accumulated
                                                                                   Other          Total
                                            ----Common Stock----      Retained   Comprehensive  Stockholders'
                                             Shares    Amount (1)     Earnings     Income         Equity
Balances, December 31, 2008                   2,745,729  $ 12,344    $ 44,683     $    14        $  57,041

Common stock issued, including tax benefit, net
 (including stock grants of 3,714 shares)         3,732         -           -           -                -

Stock based compensation expense                      -        57           -           -               57

Common stock purchased and retired               (4,700)      (64)        (15)          -              (79)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                           -         -           -         819              819

Net income                                            -         -       2,071           -            2,071

Dividends declared - $0.40 per share                  -         -      (1,099)          -           (1,099)

Balances, June 30, 2009                       2,744,761  $ 12,337    $ 45,640     $   833         $ 58,810


(1) Common Stock has no par value; amount includes Additional Paid-in Capital


See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                                 Six Months Ending
                                                          6/30/2009  6/30/2008
Cash Flows From Operating Activities
  Net Income                                               $  2,071   $  2,679
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation & Amortization                                   691       797
  Securities amortization (accretion), net                      811      (165)
  Noncash compensation expense                                   57        68
  Provision for loan losses                                     900       900
  Securities (gains) losses, net                               (203)      (15)
  Originations of loans held for sale                       (36,455)  (13,503)
  Proceeds from sale of loans                                37,266    13,701
  Federal Home Loan Bank stock dividends                          -      (173)
  Losses (gains) on sale of bank premises and equipment           -        (5)
Gain on sale of mortgage loans                                 (811)     (278)
  Changes in:
    Interest receivable                                         736       374
    Other assets                                             (2,872)   (1,449)
    Interest payable                                          1,314    (1,819)
    Other liabilities                                         2,143       (57)
      Net cash from operating activities                      5,648     1,055
Cash Flows From Investing Activities
  Purchases of securities available for sale                (53,208)  (63,690)
  Proceeds from sales of securities available for sale       17,515         -
  Proceeds from principal payments, maturities and
   calls of securities available for sale                    37,085    49,369
   Net change in loans                                        6,728    (1,817)
  Purchases of bank premises and equipment                     (336)   (1,402)
  Proceeds from the sale of bank premises and equipment           -         5
    Net cash from investing activities                        7,784   (17,535)
Cash Flows From Financing Activities:
  Net change in deposits                                    (26,713)  (30,806)
  Net change in securities sold under agreements to
   repurchase, federal funds purchased and other borrowings   4,670    15,478
  Advances from Federal Home Loan Bank                            -    35,000
  Payments on Federal Home Loan Bank advances               (13,417)  (11,964)
  Proceeds from note payable                                      -     5,000
  Payment on note payable                                      (200)   (2,300)
  Proceeds from issuance of common stock                          -        15
  Purchase of common stock                                      (79)   (2,842)
  Dividends paid                                             (1,099)   (1,584)
    Net cash from financing activities                      (36,838)    5,997
Net change in cash and cash equivalents                     (23,406)  (10,483)
Cash and cash equivalents at beginning of period             37,106    25,807
Cash and cash equivalents at end of period                   13,700    15,324


Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest expense                                      $  6,679   $  7,995
    Income taxes                                               200        700

Supplemental schedules of non-cash investing
 activities
  Real estate acquired through foreclosure                $  3,941   $    950








See Accompanying Notes
KENTUCKY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements for Kentucky Bancshares, Inc. (the "Company") in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

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

Recently Issued But Not Yet Effective Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "(SFAS") No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140". This statement is a revision to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures.

SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets. This statement is effective at the beginning of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for the Company. Early application is not permitted. The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position upon adoption.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 is a revision to FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance.

SFAS No. 167 requires a number of new disclosures. SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. SFAS No. 167 is effective at the beginning of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for the Company. Early application is not permitted. The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position upon adoption.

In June 2009, the FASB issued SFAS No. 168, "FASB Accounting Standards CodificationTM" and the Hierarchy of Generally Accepted Accounting Principles." SFAS No. 168 establishes the FASB Accounting Standards CodificationTM ("Codification") as the single source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-SEC accounting and other nongrandfathered literature not included in the Codification will become nonauthoritative. Subsequent to SFAS No. 168, the FASB will not issue new standards in the form of SFAS's, FSP's, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates ("ASU"), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on changes in the Codification. The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position upon adoption.

Adoption of New Accounting Standards

Effective January 1, 2009 the Company adopted SFAS No. 141(R), "Business Combinations", SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", and SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts".

During the second quarter of 2009, the Company adopted FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", FSP FAS 107-1 and APB 28-1, "Interim Disclosure about Fair Value of Financial Instruments" , SFAS No. 165, "Subsequent Events", and FASB Staff Position ("FSP") FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" .

SFAS No. 141(R) establishes principals and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree. The statement also provides guidance for recognizing and measuring goodwill or gain from a bargain purchase in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of this statement will only impact the Company if it enters into a business combination on or after January 1, 2009.

FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" was issued in April 2009 and amends the guidance in SFAS No. 141(R) as follows:
?	Requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, "Accounting for Contingencies", and FASB Interpretation No. 14, "Reasonable
Estimation of the Amount of a Loss". Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141(R), and carry forward without significant revision the guidance in SFAS No. 141.
?	Eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement 5 and that those disclosures be included in the business combination footnote.
?	Requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141(R).

This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting this FSP will depend on the timing of future acquisitions, if any, and the nature of any contingencies associated with such acquisitions.

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

SFAS No. 163 clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises", applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The adoption of this statement did not have an impact on the Company's consolidated financial position or results of operations.



FSP FAS 157-4, adopted in the second quarter of 2009:
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

The adoption of FSP FAS 157-4 did not have a material impact on the Company's consolidated financial position or results of operations.

FSP FAS 115-2 and FAS 124-2, adopted in the second quarter of 2009:
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

The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company's consolidated financial position or results of operations. Reference is made to Note 7 for additional disclosures required by FSP FAS 115-2 and FAS 124-2.

The Company adopted FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" during the second quarter of 2009. This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107.

The adoption of this FSP did not have a material impact on the Company's consolidated financial position or results of operations. Please refer to
Note 6 for additional information related to the impact of adopting this FSP.

The Company adopted SFAS No. 165, "Subsequent Events" during the second quarter of 2009. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides:
?	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;
?	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
?	The disclosures that an entity should make about events or
transactions that occurred after the balance sheet date.

The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial position or results of operations. The Company evaluated subsequent events through August 13, 2009, the date its financial statements were issued, and believes that no events have occurred requiring further disclosure or adjustment to the consolidated financial statements.

2.	INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized  Unrealized   Fair
                                        Cost       Gains      Losses     Value
Available for Sale

June 30, 2009
  U.S. government agencies          $ 23,514     $   45     $   (55)   $ 23,504
  States and political subdivisions   74,026      1,078      (1,460)     73,644
  Mortgage-backed                     73,003      1,686         (54)     74,635
  Equity securities                      270         22           -         292
    Total                            170,813      2,831      (1,569)    172,075

December 31, 2008
  U.S. government agencies          $ 19,138     $  212     $     -    $ 19,350
  States and political subdivisions   65,091      1,061      (2,181)     63,971
  Mortgage-backed                     88,314      1,142        (233)     89,223
  Equity securities                      270         20           -         290
    Total                            172,813      2,435      (2,414)    172,834

Securities with unrealized losses at June 30, 2009 and December 31, 2008 not recognized in income are as follows:

June 30, 2009
(in thousands)                Less than 12 Months    12 Months or More         Total
                               Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
Description of Securities      Value      Loss       Value      Loss       Value      Loss
U.S. Government securities    $ 8,971   $   (55)    $     -   $     -     $ 8,971  $   (55)
States and municipals          13,800      (397)     30,002    (1,063)     43,802   (1,460)
Mortgage-backed                  4,277       (54)           -         -       4,277      (54)

Total temporarily impaired     $27,048   $   (506)    $30,002   $(1,063)    $57,050   $(1,569)

December 31, 2008
 (in thousands)                Less than 12 Months    12 Months or More         Total
                               Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
Description of Securities      Value      Loss       Value      Loss       Value      Loss

U.S. Government securities    $     -   $     -     $     -   $     -     $     -  $     -
States and municipals         $13,055   $  (587)    $23,023   $(1,594)    $36,078  $(2,181)
Mortgage-backed                 30,903      (165)       1,565       (68)     32,468     (233)

Total temporarily impaired     $43,958   $   (752)    $24,588   $(1,662)    $68,546   $(2,414)

Other-than-temporary impairment ("OTTI")

All unrealized losses are reviewed on at least a quarterly basis to determine whether the losses are other than temporary and are reviewed more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses.



3.	LOANS

Loans at period-end are as follows:
(in thousands)
                                        6/30/2009     12/31/2008

Commercial                             $   22,490     $   21,505
Real estate construction                   17,937         16,818
Real estate mortgage                      276,299        286,846
Agricultural                               82,468         80,779
Consumer                                   18,362         18,328
Total                                     417,556        424,276

Activity in the allowance for loan losses for the six month period ended was as follows:

                                  2009            2008

Beginning balance            $  5,464,864    $  4,878,732
Charge-offs                      (458,414)       (457,199)
Recoveries                        466,479          72,227
Provision for loan losses         900,000         900,000

Ending balance               $  6,372,929    $  5,393,760

Impaired loans totaled $7,790,000 at June 30, 2009 and $5,131,000 at December 31, 2008.

Nonperforming loans were as follows:
                                       6/30/09     12/31/08
Loans past due over 90 days still
 on accrual                          $  375,000   $  779,000
Nonaccrual loans                      8,227,000    6,562,000

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

The factors used in the earnings per share computation follow:

                                              Six Months Ended
                                                        June 30
                                                    2009        2008
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $2,071      $2,679
  Weighted average common shares outstanding        2,737       2,819
  Basic earnings per share                         $ 0.76      $ 0.95

Diluted Earnings Per Share
  Net Income                                       $2,071      $2,679
  Weighted average common shares outstanding        2,737       2,819
  Add dilutive effects of assumed exercise
   of stock options                                     1           4
  Weighted average common and dilutive
   potential common shares outstanding              2,738       2,823
  Diluted earnings per share                       $ 0.76      $ 0.95

                                             Three Months Ended
                                                        June 30
                                                    2009        2008
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $  904      $1,486
  Weighted average common shares outstanding        2,738       2,797
  Basic earnings per share                         $ 0.33      $ 0.53

Diluted Earnings Per Share
  Net Income                                       $  904      $1,486
  Weighted average common shares outstanding        2,738       2,797
  Add dilutive effects of assumed exercise
   of stock options                                     1           3
  Weighted average common and dilutive
   potential common shares outstanding              2,739       2,800
  Diluted earnings per share                       $ 0.33      $ 0.53


Stock options for 37,844 shares of common stock for the six and three months ended June 30, 2009, and for 31,900 shares of common stock for the three months ended June 30, 2008 were excluded from diluted earnings per share because their impact was antidilutive.



5.	 STOCK COMPENSATION

The Company has two share based compensation plans as described below.

Stock Option Plan

Under its 1999 Employee Stock Option Plan, the Company has granted certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years and provides for issue of up to 100,000 options. Under the expired 1993 Non-Employee Directors Stock Ownership Incentive Plan, the Company has also granted certain directors stock option awards which vest and become fully exercisable immediately and provided for issue of up to 20,000 options. The exercise price of each option, which has a ten year life, was equal to the market price of the Company's stock on the date of grant.

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

Summary of activity in the stock option plan for the six months ended June 30, 2009 follows:
                                                       Weighted
                                           Weighted    Average
                                           Average    Remaining   Aggregate
                                           Exercise  Contractual  Intrinsic
                                   Shares   Price       Term        Value

Outstanding, beginning of year     50,169   $28.57
Forfeited or expired              (12,325)   25.86
Outstanding, end of period         37,844    29.45   54.6 months  $     -

Vested and expected to vest        37,844    29.45   54.6 months        -

Options exercisable at period end  35,374    29.38   53.8 months        -

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $57 thousand in stock compensation expense during the six months ended June 30, 2009 to salaries and employee benefits.



Stock Grant Plan

On February 15, 2005, the Company's Board of Directors adopted a restricted stock grant plan. Total shares issuable under the plan are 50,000. A summary of changes in the Company's nonvested shares for the year follows:

                                                           Weighted-Average
                                                              Grant-Date
                                                              Per Share
Nonvested Shares                         Shares               Fair Value

  Nonvested at December 31, 2008         10,006               $  30.58
  Granted                                 4,150                  17.15
  Vested                                 (2,804)                 30.16
  Forfeited                                (334)                 25.40
      Nonvested at June 30, 2009         11,018               $  25.79

6.	DIVIDENDS

Dividends per share paid for the quarter ended June 30, 2009 were $0.20 compared to $0.28 for June 30, 2008. This is the same rate of dividend paid for the first quarter of the respective years.


7.	 RETIREMENT PLAN

Components of Net Periodic Benefit Cost

                                       Six months ended June 30
                                              (in thousands)
Pension Benefits
                                            2009          2008

Service cost                              $    -        $   254
Interest cost                                  -            231
Expected return on plan assets                 -           (241)
(Gain) loss amortization                       -             14
Net Periodic Benefit Cost                 $    -        $   258

                                       Three months ended June 30
                                              (in thousands)
Pension Benefits
                                            2009          2008

Service cost                              $    -       $   132
Interest cost                                  -           119
Expected return on plan assets                 -          (120)
(Gain) loss amortization                       -            10
Net Periodic Benefit Cost                 $    -       $   141

Employer Contributions

The defined benefit plan offered to employees by the Company was terminated effective December 31, 2008. Therefore, the company had no contributions to the plan during the first quarter of this year and will also have no contributions going forward.

As of December 31, 2008, the date of termination, the projected benefit obligation was $6,749,694 and the fair value of the plan assets was $5,206,908. The difference of $1,542,786 is recognized in other liabilities on the consolidated balance sheet. During the third quarter of 2009, distributions from the defined benefit plan will be made to those employees in which the Company had an obligation to as of the December 31, 2008, the plan's termination date. Once all funds have been distributed, the Company will no longer have any liabilities associated with the plan. During the second quarter of 2009, the Company recognized $860 thousand for the final expenses related to terminating the plan.



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

(In thousands)        Fair Value Measurements at June 30, 2009 Using
                             Quoted Prices
                               In Active
                               Markets for  Significant Other   Significant
                                Identical       Observable     Unobservable
                   Fair Value    Assets           Inputs          Inputs
Description          6/30/09    (Level 1)        (Level 2)       (Level 3)

Available for Sale
 Securities         $172,075    $    292      $   171,783        $      -


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


 Assets and Liabilities Measured on a Non-Recurring Basis

Servicing rights are carried at lower of cost or fair value. The current value of $728 thousand includes a valuation allowance of $213 thousand, which was recorded during the fourth quarter of 2008.

Impaired loans totaled $7,790,000 at June 30, 2009 and $5,131,000 at December 31, 2008. The total allowance for loan losses related to these loans was $600,000 and $320,000 at June 30, 2009 and December 31, 2008. Impaired loans are measured at fair value based on the underlying collateral and are considered level 3 inputs.



Fair Value of Financial Instruments

In accordance with FSP SFAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008 are as follows:

                                  June 30, 2009            December 31, 2008
                               Carrying                  Carrying
                                Amount    Fair Value      Amount    Fair Value
                                               (In Thousands)
Financial assets
  Cash and cash equivalents   $  13,700   $  13,700     $  37,106   $  37,106
  Securities                    172,075     172,075       172,834     172,834
  Loans, net                    411,183     411,678       418,811     418,635
  FHLB stock                      6,731       6,731         6,731       6,731
  Interest receivable             4,420       4,420         5,156       5,156

Financial liabilities
  Deposits                    $ 494,095   $ 501,500     $ 520,808   $ 528,949
  Securities sold under
   agreements to repurchase
   and other borrowings          12,548      12,814        10,717      10,983
  FHLB advances                  63,848      65,735        77,301      79,665
  Subordinated debentures         7,217       4,472         7,217       4,253
  Interest payable                4,188       4,188         2,874       2,874

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

Summary

Kentucky Bancshares, Inc. recorded net income of $2.1 million, or $0.76 basic and diluted earnings per share for the first six months ending June 30, 2009 compared to $2.7 million, or $0.95 basic and diluted earnings per share for the six month period ending June 30, 2008. The first six months earnings reflects a decrease of 23% compared to the same time period in 2008, due primarily to a decrease in net interest income of $508 thousand, an increase in salaries and benefits of $756 thousand and an increase in other expenses of $603 thousand. The increase in salaries and benefits was primarily due to final costs of $860 thousand related to the terminating the pension plan. The increase in other expenses was mainly due to an increase of $684 thousand in FDIC insurance expense. These reductions to income were partially offset by an increase on the gain on securities of $188 thousand, the gain on sold loans of $533 thousand and a reduction in income tax expense of $603 thousand. The earnings for the three months ended June 30, 2009 were $0.9 million, or $.33 basic and diluted earnings per share for the three month period ending June 30, 2009 compared to $1.5 million, or $.53 basic and diluted earnings per share for the three month period ending June 30, 2008. This three month period earnings reflects a 39% decrease compared to the same time period in 2008.

Return on average assets was 0.61% for the six months ended June 30, 2009 and 0.85% for the six month period ended June 30, 2008. Return on average assets was 0.54% for the three months ended June 30, 2009 and 0.94% for the three month period ended June 30, 2008. Return on average equity was 7.1% for the six month period ended June 30, 2009 compared to 9.1% for the six month period ended June 30, 2008. Return on average equity was 6.1% for the three months ended June 30, 2009 and 10.1% for the same time period in 2008.



Loans decreased $6.7 million from $424.3 million on December 31, 2008 to $417.6 million on June 30, 2009. Decreases in real estate mortgage loans were offset by an increase in real estate construction, agricultural, commercial & consumer loans.

Total deposits decreased from $520.8 million on December 31, 2008 to $494.1 million on June 30, 2009, a decrease of $26.7 million. This decrease is primarily the result of a decrease in interest bearing deposit accounts, excluding time deposits. Management attributes the decrease mainly due to large dollar public fund accounts that have rolled off during 2009 and increased competition for deposits.

Net Interest Income

Net interest income was $9.4 million for the six months ended June 30, 2009 compared to $9.9 million for the six months ended June 30, 2008, a decrease of 5.1%. The interest spread was 2.94% for the first six months of 2009 comparable to 3.32% for the same period in 2008, a decrease of 38 basis points. Net interest income was $4.7 million for the three month period ending June 30, 2009 compared to $5.0 million for the three month period ending June 30, 2008, a decrease of 7.2%. The interest spread was 2.93% for the three month period ending June 30, 2009 compared to 3.38% for the three month period in 2008, a decrease of 45 basis points. For the first three months in 2009, the prime interest rate was 200 basis points less than the first 3 months in 2008. During the second quarter of 2009, the prime interest rate was 175 basis points less than the same period a year ago. These declines in rates have significantly impacted the Company's interest spread. In addition to lower rates and tightening interest margins, the net interest spread for 2009 is also lower than 2008 due to an increase in "lost" loan interest during 2009 that can be attributed to an increase in non-performing loans in our loan portfolio.

For the first six months, the yield on assets decreased from 6.15% in 2008 to 5.13% in 2009. The cost of liabilities decreased from 2.83% in 2008 to 2.19% in 2009. Year to date average loans increased $5.8 million, or 1.4% from June 30, 2008 to June 30, 2009. Loan interest income has decreased $1.8 million for the first six months of 2009 compared to the first six months of 2008. Year to date average deposits increased from June 30, 2008 to June 30, 2008, up $44.6 million or 9.3%. The increase is primarily the result of an increase in interest bearing public funds. Deposit interest expense has decreased $1.3 million for the first six months of 2009 compared to the same period in 2008.

Non-Interest Income

Non-interest income increased $585 thousand for the six months ended June 30, 2009 compared to the same period in 2008 to $4.6 million, due primarily to an increase of $533 thousand on the gain of the sale of mortgage loans and an increase of $188 thousand on gains recognized from the sale of securities. These increases were partially offset by a decrease in service charges of $38 thousand, trust department income of $35 thousand and other income of $68 thousand. The decrease in service charges was primarily the result of a decrease in overdraft income of $65 thousand for the first six months of 2009. The decrease in other non-interest income was primarily due to a decrease in brokerage income of $139 thousand partially offset by an increase in building rents of $43 thousand and an increase of $34 thousand in debit card interchange income. The $555 thousand increase in non-interest income for the three months ended June 30, 2009 compared to same time period in 2008 is primarily due to an increase of $316 thousand on the gain of the sale of mortgage loans and an increase of $191 thousand on gains recognized from the sale of securities. These gains were partially offset by a decrease in trust fees of $24 thousand for the three months ending June 30, 2009 compared to the same period a year ago.



Gain on sale of mortgage loans increased from $278 thousand in the first six months of 2008 to $811 thousand during the first six months of 2009. For the three months ended June 30, 2009 compared to the same time period in 2008, the gain on sale of mortgage loans increased $316 thousand. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.

Non-Interest Expense

Total non-interest expenses increased $1.3 million for the six month period ended June 30, 2009 compared to the same period in 2008. For the three month period ended June 30, 2009, total non-interest expense increased $1.4 million.

For the comparable six month periods, salaries and benefits increased $756 thousand, an increase of 14%. The increase in salaries & benefits is primarily attributed to the Company terminating the defined benefit plan offered to employees of the Company as of December 31, 2008. During the second quarter of 2009, the Company recognized $860 thousand for the final expenses related to terminating the plan. In addition, the Company has offered a voluntary separation option to various employees effective as early as August 31, 2009 and as late as October 31, 2009. The payouts for those electing this option are expected to occur in 2009, with future salary and benefit savings from those electing this option to be realized in the latter part of this year and in future periods. Salaries & benefits increased $856 thousand for the three month period ending June 30, 2009 compared to the same time period in 2008.

Occupancy expenses decreased $77 thousand to $1,301 thousand for the first six months of 2009 compared to the same time period in 2008. Occupancy expenses decreased $4 thousand for the three month period ended June 30, 2009 compared to the same time period in 2008. The decrease in year to date occupancy expense during 2009 is mainly due to a reduction in depreciation expense. For the first six months ending June 30, 2009, depreciation expense decreased $88 thousand compared to the first six months 2008. The decrease in depreciation expense is due to assets with a high cost basis becoming fully depreciated at the end of 2008. In April of 2009, construction on the new Nicholasville location was completed and is expected to cause a slight increase in occupancy expense going forward.

In addition to the relocation of the Nicholasville branch, during the second quarter of this year, the downtown Cynthiana location was consolidated with the Company's newer location in Cynthiana. On July 31, 2009, the North Middletown branch was closed. Management believes that consolidating these locations will reduce costs and improve net income.

Other expenses increased $603 thousand for the first six months ended June
30, 2009 compared to the same time period in 2008. For the three month period ended June 30, 2009 other expenses increased $496 thousand compared to the three month period ended June 30, 2008. Increases in other expenses for both year to date and the three months ending June 30 are related to an increase in FDIC insurance expense. FDIC insurance expense increased $684 thousand for the first six months in 2009 compared to the same period a year ago and increased $466 thousand for the three months ending June 30, 2009 compared to the three months ending June 30, 2008. The increase in FDIC insurance is primarily the result of two things. The first being an increase in FDIC insurance premiums(see below for more details). The other being a special assessment that the FDIC assessed on all FDIC insured banks. This additional expense was not made formal until May of this year and cost the Company approximately $300 thousand which was expensed during the three months ending June 30, 2009.



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

Income Taxes

The effective tax rate for the six months ended June 30, 2009 was 7.6% compared to 22.4% in 2008. The effective tax rate for the three months ended June 30, 2009 was (10.0%) compared to 23.5% for the three month period ended June 30, 2008. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. In addition, beginning in June of 2009, the Company began recognizing tax benefits the Company will receive from historic and low income housing credits. The rates for 2009 are lower due to the lower level of income for 2009. Nontaxable interest income increased $152 thousand for the first six months of 2009 compared to the same time period in 2008.

Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to repurchase an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2009, 262,701 shares have been purchased under the program. The most recent share repurchase occurred on June 1, 2009. The repurchase program has had a positive effect on earnings per share calculations.



Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $13.7 million as of June 30, 2009 compared to $37.1 million at December 31, 2008. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold resulting primarily from a decrease in deposits and also a decrease in borrowings from the Federal Home Loan Bank. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $172.1 million at June 30, 2009. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. In early July 2008, the Company received deposits from being the successful bidder on a public fund account which brought $20 million in deposits to the Company. The full $20 million was expected to roll off by June 30, 2009. As of June 30, 2009, $4 million remains with the Company. In addition, in early January 2009, the Company received deposits in the amount of $18 million as a result of being the successful bidder on a public fund account. As of June 30 2009, $9.2 million has rolled off with the remaining $6.8 million to roll off during the remainder of 2009 and another $2 million is expected to roll of during the first quarter of 2010. In July 2009, the Company was again successful with bidding on a public fund account and was rewarded with additional public fund deposits totaling $16 million. As of June 30, 2009, we have sufficient collateral to borrow an additional $41 million from the FHLB. In addition, as of June 30, 2009, over $30 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of June 30, 2009, the Company's non-performing loans totaled $13.4 million or 2.06% of loans compared to $9.2 million or 1.73% of loans at December 31, 2008. (See table below) The Company experienced an increase of $1.7 million in non-accrual loans from December 31, 2008 to June 30, 2009. As of June 30, 2009, non-accrual loans include $2.9 million in loans secured by 1-4 family residential real estate, $2.1 million in real estate construction and $2.0 million in loans secured by non-farm non-residential properties. Real estate loans composed 93% of the non-performing loans as of June 30, 2009 and 96% as of December 31, 2008. Forgone interest income on the non-accrual loans was $367 thousand for the first six months of 2009 compared to $312 thousand for the same time period in 2008.

Nonperforming Assets

                                           6/30/09     12/31/08
                                              (in thousands)

Non-accrual Loans                        $    8,227  $    6,562
Accruing Loans which are
 Contractually past due
 90 days or more                                375         779
Total Nonperforming and Restructured          8,602       7,341
Other Real Estate                             4,838       1,840
Total Nonperforming and Restructured
 Loans and Other Real Estate             $   13,440  $    9,181
Nonperforming and Restructured Loans
 as a Percentage of Loans                      2.06%       1.73%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               2.07%       1.35%
Allowance as a Percentage of
 Period-end Loans                              1.53%       1.29%
Allowance as a Percentage of
 Non-performing and Restructured Loans           74%         60%

Provision for Loan Losses

The loan loss provision for the first six months ending June 30 was $900 thousand for both 2009 and 2008 The loan loss provision for the three months ended June 30, 2009 was $450 thousand and $500 thousand for the same period in 2008. The current level of nonperforming loans has caused management to keep the 2009 year to date the same as in 2008 in order to maintain an allowance for loan losses that is representative of the risk of loss based on the quality of loans currently in the portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net recoveries for the six month period ended June 30, 2009 were $8 thousand compared to net charge-offs of $385 thousand for the same period in 2008. Net charge-offs for the three month period ended June 30, 2009 were $76 thousand compared to $197 thousand during the same time period in 2008. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.



Loan Losses
                                             Six Months Ended June 30, 2009
                                              (in thousands)
                                                      2009             2008
Balance at Beginning of Period                $      5,465     $      4,879
Amounts Charged-off:
  Commercial                                            67                5
  Real Estate Construction                              39              217
  Real Estate Mortgage                                  82               55
  Agricultural                                           6               12
  Consumer                                             624              612
Total Charged-off Loans                                818              901
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             2                5
  Real Estate Construction                              35                2
  Real Estate Mortgage                                 387               12
  Agricultural                                         -                 30
  Consumer                                             402              467
Total Recoveries                                       826              516
Net Charge-offs                                         (8)             385
Provision for Loan Losses                              900              900
Balance at End of Period                             6,373            5,394
Loans
  Average                                          418,375          412,549
  At June 30                                       417,556          418,820
As a Percentage of Average Loans:
  Net Charge-offs                                    0.00%             0.09%
  Provision for Loan Losses                          0.22%             0.22%
Allowance as a Multiple of
 Net Charge-offs                                    (398.3)             7.0

Loan Losses
                                                     Quarter Ended June 30
                                                         (in thousands)
                                                      2009             2008
Balance at Beginning of Period                $      5,999     $      5,091
Amounts Charged-off:
  Commercial                                            67                5
  Real Estate Construction                              36               92
  Real Estate Mortgage                                  34               31
  Consumer                                             353              254
Total Charged-off Loans                                490              382
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             2                1
  Real Estate Construction                              35                -
  Real Estate Mortgage                                 152                5
  Agricultural                                         -                  1
  Consumer                                             225              178
Total Recoveries                                       414              185
Net Charge-offs                                         76              197
Provision for Loan Losses                              450              500
Balance at End of Period                             6,373            5,394
Loans
  Average                                          418,038          413,840
  At June 30                                       417,556          418,820
As a Percentage of Average Loans:
  Net Charge-offs                                     0.02%            0.05%
  Provision for Loan Losses                           0.11%            0.12%
Allowance as a Multiple of
 Net Charge-offs                                      21.0              6.6



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

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities.
The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of June 30, 2009 the projected percentage changes are within the Board approved limits with the only exception being rates falling 100 basis points. This period's volatility is higher in each rate shock in a falling rate environment when compared to the same period a year ago. In a rising rate environment, there is little change in the projected net interest income volatility between the two periods. The projected net interest income report summarizing the Company's interest rate sensitivity as of June 30, 2009 is as follows:

PROJECTED NET INTEREST INCOME
(dollars in thousands)
                                                       Level
Change in basis points:               - 300   - 100    Rates  + 100   + 300
Year One  (7/09 - 6/10)
Net interest income                   20,407  21,487  22,415  22,957  23,420
Net interest income dollar change     (2,008)   (928)    N/A     542   1,005
Net interest income percentage change   -9.0%   -4.1%    N/A     2.4%    4.5%
Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%

The projected net interest income report summarizing the Company's interest rate sensitivity as June 30, 2008 is as follows:

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
Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%



Projections from June 30, 2009, year one reflected a decline in net interest income of 4.1% with a 100 basis point decline compared to the 3.7% decline in 2008. The 100 basis point increase in rates reflected a 2.4% increase in net interest income in 2009 compared to 1.7% in 2008.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the June 30, 2009 balance sheet, a 300 basis point increase in rates results in a 11% decline in EVE. A 300 basis point decrease in rates results in a 1.5% increase in EVE. These are within the Board approved limits.

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



Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs
4/1/09 -
 4/30/09         -           -                -            41,999 shares

5/1/09 -
 5/31/09     2,000       17.60            2,000            39,999 shares

6/1/09 -
 6/30/09     2,700       16.34            2,700            37,299 shares

Total        4,700                        4,700            37,299 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2009 262,701 shares have been purchased.

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

The registrant's 2009 Annual Meeting of Shareholders was held May 13, 2009. Proxies were solicited by the registrant's Board of Directors. There was no solicitation in opposition to the Board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                    Votes For        Votes Withheld
          Betty J. Long             1,951,643            11,634
          Ted McClain               1,936,253            27,024
          Edwin S. Saunier          1,959,017             4,260
          Buckner Woodford, IV      1,919,719            43,558

The following directors have a term of office that will continue following the Annual Meeting: Louis Prichard, B. Proctor Caudill, William Arvin, Henry Hinkle, Theodore Kuster, Robert Thompson and
Woodford Van Meter.

A proposal to approve the 2009 Stock Award Plan (attached hereto as Exhibit 10.1 and incorporated herein by reference) was approved by a majority of the outstanding shares of the registrant's common stock. A total of 1,383,809 shares were voted in favor of the proposal; 79,118 shares were voted against; 29,407 shares abstained; and 508,141 shares were broker non-votes.

The total number of Common Shares outstanding as of May 13, 2009, the record date for the Annual Meeting of Shareholders, was 2,749,443.



Item 5.     Other Information

      None

Item 6.     Exhibits

            10.1  2009 Stock Award Plan.

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

                              KENTUCKY BANCSHARES, INC.

Date  _____7/13/09_______     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____7/13/09_______     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer




2

3
32
Lexlibrary/197885.1