Form 10-Q
period 2009-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2009-11-16
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

Number of shares of Common Stock outstanding as of November 6, 2009:
2,739,607.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

 Item 1.    Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statement of Changes in
             Stockholders' Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              8

 Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   20

 Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                           28

 Item 4.    Controls and Procedures                                29

Part II - Other Information

 Item 1.    Legal Proceedings                                      29

 Item 1A.   Risk Factors                                           29

 Item 2.    Unregistered Sales of Equity Securities and
             Use of Proceeds                                       29

 Item 6.    Exhibits                                               30

Signatures                                                         30

Exhibits

     31.1  Certifications of Chief Executive Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       31

     31.2  Certifications of Chief Financial Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       33

     32    Certifications of Chief Executive Officer and Chief
           Financial Officer pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.                             35



Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(thousands)                                           9/30/2009    12/31/2008
Assets
  Cash and due from banks                            $   11,484    $   16,411
  Federal funds sold                                        102        20,695
    Cash and cash equivalents                            11,586        37,106
  Securities available for sale                         169,558       172,834
  Loans                                                 427,921       424,276
  Allowance for loan losses                              (6,338)       (5,465)
    Net loans                                           421,583       418,811
  Federal Home Loan Bank stock                            6,731         6,731
  Bank premises and equipment, net                       17,612        17,875
  Interest receivable                                     5,078         5,156
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,328         1,523
  Mortgage servicing rights                                 751           465
  Other assets                                            7,649         5,157
    Total assets                                     $  654,993    $  678,775

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                             $   91,338    $   90,480
    Time deposits, $100,000 and over                    102,192       108,465
    Other interest bearing                              303,053       321,863
      Total deposits                                    496,583       520,808
  Repurchase agreements and other borrowings             13,487        10,717
  Federal Funds Purchased                                 4,687             -
  Federal Home Loan Bank advances                        63,430        77,301
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        2,588         2,874
  Other liabilities                                       4,137         2,817
    Total liabilities                                   592,129       621,734

  Stockholders' equity
  Common stock                                           12,391        12,344
  Retained earnings                                      46,350        44,683
  Accumulated other comprehensive income (loss)           4,123            14
    Total stockholders' equity                           62,864        57,041
    Total liabilities & stockholders' equity         $  654,993    $  678,775













See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited) (thousands, except per share amounts)
                                                        Nine Months Ending
                                                     9/30/2009    9/30/2008
INTEREST INCOME:
  Loans, including fees                              $  18,640    $  20,976
  Securities available for sale                          5,361        5,414
  Other                                                     15          327
    Total interest income                               24,016       26,717
INTEREST EXPENSE:
  Deposits                                               7,100        8,776
  Other                                                  2,566        2,907
    Total interest expense                               9,666       11,683
  Net interest income                                   14,350       15,034
  Loan loss provision                                    1,350        1,500
  Net interest income after provision                   13,000       13,534
NON-INTEREST INCOME:
  Service charges                                        3,918        3,969
  Loan service fee income                                   69           65
  Trust department income                                  377          371
  Securities available for sale gains (losses), net        351           21
  Gain on sale of mortgage loans                         1,026          342
  Other                                                  1,235        1,243
    Total other income                                   6,976        6,011
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         8,618        7,806
  Occupancy expenses                                     2,042        2,066
  Amortization                                             195          199
  Advertising and marketing                                372          365
  Taxes other than payroll, property and income            553          538
  Other                                                  4,494        3,379
    Total other expenses                                16,274       14,353
  Income before taxes                                    3,702        5,192
  Income taxes                                             277        1,157
Net income                                           $   3,425    $   4,035

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                 4,109       (1,590)

Comprehensive Income                                 $   7,534    $   2,445

Earnings per share
Basic                                                $    1.25    $    1.44
Diluted                                                   1.25         1.44











See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(thousands, except per share amounts)                   Three Months Ending
                                                      9/30/2009    9/30/2008
INTEREST INCOME:
  Loans, including fees                              $   6,337    $   6,893
  Securities available for sale                          1,574        1,825
  Other                                                      1           71
    Total interest income                                7,912        8,789
INTEREST EXPENSE:
  Deposits                                               2,204        2,574
  Other                                                    783        1,114
    Total interest expense                               2,987        3,688
  Net interest income                                    4,925        5,101
  Loan loss provision                                      450          600
  Net interest income after provision                    4,475        4,501
NON-INTEREST INCOME:
  Service charges                                        1,396        1,409
  Loan service fee income                                   19           20
  Trust department income                                  142          101
  Securities available for sale gains (losses), net        148            6
  Gain on sale of mortgage loans                           215           64
  Other                                                    436          376
    Total other income                                   2,356        1,976
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,632        2,576
  Occupancy expenses                                       741          688
  Amortization                                              64           66
  Advertising and marketing                                119          112
  Taxes other than payroll, property and income            187          180
  Other                                                  1,627        1,115
    Total other expenses                                 5,370        4,737
  Income before taxes                                    1,461        1,740
  Income taxes                                             108          384
Net income                                           $   1,353     $  1,356

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                 3,290         (740)

Comprehensive Income                                 $   4,643     $    616

Earnings per share
Basic                                                $    0.49     $   0.49
Diluted                                                   0.49         0.49












See Accompanying Notes





 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(thousands, except share information)
                                                                                   Accumulated
                                                                                        Other          Total
                                              ----Common Stock----        Retained   Comprehensive Stockholders'
                                                Shares     Amount (1)     Earnings      Income         Equity

Balances, December 31, 2008                     2,745,729  $  12,344    $  44,683      $    14      $   57,041

Common stock issued, including tax benefit, net
 (including stock grants of 3,660 shares)           3,678          -            -            -               -

Stock based compensation expense                        -         86            -            -              86

Common stock purchased and retired                 (8,800)       (39)        (111)           -            (150)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                             -          -            -         4,109          4,109

Net income                                              -          -        3,425            -           3,425

Dividends declared - $0.60 per share                    -          -       (1,647)           -          (1,647)

Balances, September 30, 2009                    2,740,607  $  12,391    $  46,350    $   4,123      $   62,864



(1) Common Stock has no par value; amount includes Additional Paid-in Capital





See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(thousands)                                               Nine Months Ending
                                                       9/30/2009     9/30/2008
Cash Flows From Operating Activities
  Net Income                                           $   3,425     $   4,035
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation & amortization                              1,128         1,212
  Securities amortization (accretion), net                 1,156          (184)
  Noncash compensation expense                                86           101
  Provision for loan losses                                1,350         1,500
  Securities (gains) losses, net                            (351)          (21)
  Originations of loans held for sale                    (45,213)      (16,296)
  Proceeds from sale of loans                             46,239        16,598
  Federal Home Loan Bank stock dividends                       -          (263)
  Losses (gains) on sale of bank premises and equipment        -            (5)
  Gain on sale of mortgage loans                          (1,026)         (342)
  Changes in:
    Interest receivable                                       78            54
    Other assets                                          (2,947)       (1,948)
    Interest payable                                        (286)       (2,651)
    Other liabilities                                       (797)        3,963
      Net cash from operating activities                   2,842         5,753
Cash Flows From Investing Activities
  Purchases of securities available for sale             (60,799)      (63,690)
  Proceeds from sales of securities available for sale    20,646         9,427
  Proceeds from principal payments, maturities and
   calls of securities available for sale                 48,850        54,674
  Net change in loans                                     (4,122)       (3,785)
  Purchases of bank premises and equipment                  (555)       (2,038)
  Proceeds from the sale of bank premises and equipment        -             5
    Net cash from investing activities                     4,020        (5,407)
Cash Flows From Financing Activities:
  Net change in deposits                                 (24,225)      (14,426)
  Net change in securities sold under agreements to
   repurchase, federal funds purchased and other borrow    7,657           (92)
  Advances from Federal Home Loan Bank                    10,000        51,000
  Payments on Federal Home Loan Bank advances            (23,817)      (31,310)
  Proceeds from note payable                                   -         5,500
  Payment on note payable                                   (200)       (2,500)
  Proceeds from issuance of common stock                       -            15
  Purchase of common stock                                  (150)       (3,119)
  Dividends paid                                          (1,647)       (2,353)
    Net cash from financing activities                   (32,382)        2,715
Net change in cash and cash equivalents                  (25,520)        3,061
Cash and cash equivalents at beginning of period          37,106        25,807
Cash and cash equivalents at end of period                11,586        28,868




Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest expense                                    $  9,952      $ 14,334
    Income taxes                                             400         1,200

Supplemental schedules of non-cash investing
 Activities
  Real estate acquired through foreclosure              $  4,109     $  1,057






See Accompanying Notes


KENTUCKY BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements for Kentucky Bancshares, Inc., a bank holding company in Paris, Kentucky, (the "Company") in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

The financial information presented as of any date other than December 31 has been prepared from the Company's unaudited books and records. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued But Not Yet Effective Accounting Standards

ASC Topic 860, "Transfers and Servicing". Effective January 1, 2010, new accounting guidance under ASC Topic 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The Company does not expect the guidance under this Topic to have a material impact on its consolidated results of operations or financial position upon adoption.

ASC Topic 820, "Fair Value Measurements and Disclosures". In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)-Measuring Liabilities at Fair Value". ASU 2009-05 includes amendments to Topic 820 for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in Topic 820. The guidance under ASU 2009-05 became effective October 1, 2009. The Company does not expect the guidance under this ASU to have a material impact on its consolidated results of operations or financial position upon adoption.

ASC Topic 260, "Earnings Per Share". In September 2009, the FASB issued ASU 2009-08, "Earnings Per Share-Amendments to Section 260-10-S99". ASU 2009-08 includes technical corrections to Topic 260, based on EITF Topic D-53, "Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock" and EITF Topic D-42, "The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock". The Company does not expect the guidance under this ASU to have a material impact on its consolidated results of operations or financial position upon adoption.

Adoption of New Accounting Standards

In June 2009 the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement establishing FASB Accounting Standards CodificationTM ("ASC") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") applicable to all nongovernmental entities effective July 1, 2009. ASC superseded then-existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under the authority of federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature is non-authoritative.

The FASB will no longer issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Position's, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates ("ASU"), which will serve only to: (a) update the ASC; (b) provide background information about the guidance; and (c) provide the bases for conclusions on changes in the ASC. The change to ASC changes how companies refer to GAAP in financial statements and accounting policies. Companies will now cite relevant accounting content by referring to the specific Topic, Subtopic, Section, or Paragraph structure of the ASC. The adoption of this accounting pronouncement did not have a material impact on the Company's consolidated financial position or results of operations.

ASC Topic 820, "Fair Value Measurements and Disclosures".  Effective for
the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 820. New guidance under this Topic:
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
distressed (not orderly) unless proven otherwise.  The new guidance instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.
?	Includes an example that provides additional explanation on
estimating fair value when the market activity for an asset has declined significantly.
?	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.
?	Applies to all fair value measurements when appropriate.
The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial position or results of operations.

ASC Topic 320, "Investments-Debt and Equity Securities". Effective for the second quarter of 2009, the Company adopted new accounting guidance under
ASC Topic 320.  New guidance under this Topic:
?	Changes existing guidance for determining whether impairment is other than temporary for debt securities;
?	Replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis;
?	Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired;

Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial position or results of operations. Reference is made to Note 2 for additional disclosures required by this Topic.

ASC Topic 825, "Financial Instruments". Effective for the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 825. New accounting guidance under this Topic requires an entity to provide disclosures about fair value of financial instruments in interim financial information. It also amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. Under the new guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial position or results of operations. Please refer to Note 8 for additional information related to the impact of adopting this guidance.

ASC Topic 855, "Subsequent Events". Effective for the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 855. New accounting guidance under this Topic establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This Topic defines 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial position or results of operations.
The Company evaluated subsequent events through November 13, 2009, the date its financial statements were issued, and believes that no events have occurred requiring further disclosure or adjustment to the consolidated financial statements.




2.	INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                     Amortized  Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
Available for Sale

September 30, 2009
  U.S. government agencies           $ 22,979   $     83   $     (1)  $ 23,061
  States and political subdivisions    72,608      3,498         (7)    76,099
  Mortgage-backed                      67,455      2,689        (42)    70,102
  Equity securities                       270         26          -        296
    Total                             163,312      6,296        (50)   169,558

December 31, 2008
  U.S. government agencies           $ 19,138   $    212   $      -   $ 19,350
  States and political subdivisions    65,091      1,061     (2,181)    63,971
  Mortgage-backed                      88,314      1,142       (233)    89,223
  Equity securities                       270         20          -        290
    Total                             172,813      2,435     (2,414)   172,834

Securities with unrealized losses at September 30, 2009 and December 31, 2008 not recognized in income are as follows:

September 30, 2009
(in thousands)                Less than 12 Months    12 Months or More         Total
                               Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
Description of Securities      Value      Loss       Value      Loss       Value      Loss
U.S. Government securities    $ 3,014   $    (2)    $     -  $       -     $ 3,014  $   (2)
States and municipals               -         -         982         (6)        982      (6)
Mortgage-backed                  2,975        (3)       1,176        (39)      4,151      (42)

Total temporarily impaired     $ 5,989   $    (5)     $ 2,158     $  (45)    $ 8,147   $  (50)

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



The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses. The unrealized losses in the above charts are due primarily from the changes interest rates.

3.	LOANS

Loans at period-end are as follows:
(in thousands)
                                        9/30/2009    12/31/2008

Commercial                             $   26,323    $   21,505
Real estate construction                   17,312        16,819
Real estate mortgage                      283,316       286,846
Agricultural                               82,333        80,779
Consumer                                   18,637        18,328
Total                                     427,921       424,277

Activity in the allowance for loan losses for the nine month period ended was as follows:
                                  2009             2008

Beginning balance            $  5,464,864    $  4,878,732
Charge-offs                      (956,397)       (716,622)
Recoveries                        479,335          95,548
Provision for loan losses       1,350,000       1,500,000

Ending balance               $  6,337,802    $  5,757,658

Impaired loans totaled $8,380,000 at September 30, 2009 and $6,562,000 at December 31, 2008. As of September 30, 2009, the Company approached the calculation for specific allocations differently than as of December 31, 2008. The change in the method of calculation did not have a significant effect on the allowance calculation.

Nonperforming loans were as follows:
                                       9/30/09     12/31/08
Loans past due over 90 days still
 on accrual                          $1,596,000   $  779,000
Nonaccrual loans                      7,278,000    6,562,000

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

The factors used in the earnings per share computation follow:

                                              Nine Months Ended
                                                       September 30
                                                     2009        2008
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $3,425      $4,035
  Weighted average common shares outstanding        2,736       2,792
  Basic earnings per share                         $ 1.25      $ 1.44

Diluted Earnings Per Share
  Net Income                                       $3,425      $4,035
  Weighted average common shares outstanding        2,736       2,792
  Add dilutive effects of assumed exercise
   of stock options                                     -           2
  Weighted average common and dilutive
   potential common shares outstanding              2,736       2,794
  Diluted earnings per share                       $ 1.25      $ 1.44

                                             Three Months Ended
                                                      September 30
                                                    2009        2008
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $1,353      $1,356
  Weighted average common shares outstanding        2,732       2,767
  Basic earnings per share                         $ 0.49      $ 0.49

Diluted Earnings Per Share
  Net Income                                       $1,353      $1,356
  Weighted average common shares outstanding        2,732       2,767
  Add dilutive effects of assumed exercise
   of stock options                                     -           3
  Weighted average common and dilutive
   potential common shares outstanding              2,732       2,770
  Diluted earnings per share                       $ 0.49      $ 0.49

Stock options for 37,844 shares of common stock for the six and three months ended September 30, 2009, and for 39,761 shares of common stock for the three months ended September 30, 2008 were excluded from diluted earnings per share because their impact was antidilutive.



5.	 STOCK COMPENSATION

The Company has two share based compensation plans, including a Stock Option Plan and a Stock Grant Plan, as described in more detail below.

Stock Option Plan

Under its 1999 Employee Stock Option Plan, the Company has granted certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years and provides for issue of up to 100,000 options. Under the expired 1993 Non-Employee Directors Stock Ownership Incentive Plan, the Company had also granted certain directors stock option awards which vest and become fully exercisable immediately and provided for issue of up to 20,000 options. The exercise price of each option, which has a ten year life, was equal to the market price of the Company's stock on the date of grant.

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

Summary of activity in the stock option plan for the nine months ended September 30, 2009 follows:
                                                       Weighted
                                           Weighted    Average
                                           Average    Remaining   Aggregate
                                           Exercise  Contractual  Intrinsic
                                   Shares   Price       Term        Value

Outstanding, beginning of year     50,169   $28.57
Forfeited or expired              (12,325)   25.86
Outstanding, end of period         37,844    29.45   51.6 months  $     -

Vested and expected to vest        37,844    29.45   51.6 months        -

Options exercisable at period end  35,374    29.38   50.8 months        -

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $86 thousand in stock compensation expense during the nine months ended September 30, 2009 to salaries and employee benefits.



Stock Grant Plan

On February 15, 2005, the Company's Board of Directors adopted a restricted stock grant plan. Total shares issuable under the plan are 50,000. A summary of changes in the Company's nonvested shares for the year follows:

                                                           Weighted-Average
                                                              Grant-Date
                                                              Per Share
Nonvested Shares                         Shares               Fair Value

  Nonvested at December 31, 2008         10,006               $  30.58
  Granted                                 4,150                  17.15
  Vested                                 (2,702)                 29.65
  Forfeited                                (280)                 25.80
  Nonvested at September 30, 2009        11,174               $  25.94

6.	DIVIDENDS

Dividends per share paid for the quarter ended September 30, 2009 were $0.20 compared to $0.28 for September 30, 2008. This is the same rate of dividend paid for the first quarter of the respective years.

7.	 RETIREMENT PLAN

Components of Net Periodic Benefit Cost

                                       Nine months ended September 30
                                              (in thousands)
Pension Benefits
                                              2009         2008

Service cost                              $    -        $   386
Interest cost                                  -            350
Expected return on plan assets                 -           (361)
(Gain) loss amortization                       -             24
Net Periodic Benefit Cost                 $    -        $   399

                                       Three months ended September 30
                                              (in thousands)
Pension Benefits
                                            2009          2008

Service cost                              $    -       $   132
Interest cost                                  -           119
Expected return on plan assets                 -          (120)
(Gain) loss amortization                       -            10
Net Periodic Benefit Cost                 $    -       $   141

Employer Contributions

The defined benefit plan offered to employees by the Company was terminated effective December 31, 2008. Therefore, the Company had no contributions to the plan during the first quarter of this year and will also have no contributions going forward.

As of December 31, 2008, the date of termination, the projected benefit obligation was $6,749,694 and the fair value of the plan assets was $5,206,908. The difference of $1,542,786 was recognized in other liabilities on the consolidated balance sheet. During the third quarter of 2009, distributions from the defined benefit plan was made to those employees in which the Company had an obligation to as of the December 31, 2008, the plan's termination date. All funds have been distributed and the Company no longer has any liabilities associated with the plan. During the second quarter of 2009, the Company recognized $860 thousand for the final expenses related to terminating the plan.



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

(In thousands)           Fair Value Measurements at September 30, 2009 Using

                                Quoted Prices
                                  In Active
                                  Markets for  Significant Other   Significant
                                   Identical       Observable     Unobservable
                      Fair Value    Assets           Inputs          Inputs
Description             9/30/09    (Level 1)        (Level 2)       (Level 3)
 U.S. government
  agencies            $ 23,061    $      -      $    23,061        $      -
 States and political
  subdivisions          76,099           -           76,099               -
 Mortgage-backed        70,102           -           70,102               -
 Equity securities         296         296                -               -
   Total              $169,558    $    296      $   169,262        $      -

 (In thousands)           Fair Value Measurements at December 31, 2008 Using

                             Quoted Prices
                               In Active
                               Markets for  Significant Other   Significant
                                Identical       Observable     Unobservable
                   Fair Value    Assets           Inputs          Inputs
Description         12/31/08    (Level 1)        (Level 2)       (Level 3)

U.S. government
  agencies            $ 19,350    $      -      $    19,350        $      -
 States and political
  subdivisions          63,971           -           63,971               -
 Mortgage-backed        89,223           -           89,223               -
 Equity securities         290         290                -               -
   Total              $172,834    $    290      $   172,544        $      -


Assets and Liabilities Measured on a Non-Recurring Basis

Servicing rights are carried at lower of cost or fair value. The current value of $751 thousand includes a valuation allowance of $213 thousand, which was recorded during the fourth quarter of 2008.

Impaired loans totaled $8,380,000 at September 30, 2009 and $6,562,000 at December 31, 2008. The total allowance for loan losses related to these loans was $607,000 and $320,000 at September 30, 2009 and December 31, 2008.
Impaired loans are measured at fair value based on the underlying collateral and are considered level 3 inputs.



Fair Value of Financial Instruments

In accordance with FSP SFAS 107-1, the carrying amounts and estimated fair values of financial instruments, at September 30, 2009 and December 31, 2008 are as follows:

                                  September 30, 2009         December 31, 2008
                               Carrying                  Carrying
                                Amount    Fair Value      Amount    Fair Value
                                               (In Thousands)
Financial assets
  Cash and cash equivalents   $  11,586   $  11,586     $  37,106   $  37,106
  Securities                    169,558     169,558       172,834     172,834
  Loans, net                    421,583     421,451       418,812     418,635
  FHLB stock                      6,731       6,731         6,731       6,731
  Interest receivable             5,078       5,078         5,156       5,156

Financial liabilities
  Deposits                    $ 496,583   $ 503,848     $ 520,808   $ 528,949
  Securities sold under
   agreements to repurchase
   and other borrowings          13,487      13,772        10,717      10,983
  FHLB advances                  63,430      65,566        77,301      79,665
  Subordinated debentures         7,217       5,400         7,217       4,253
  Interest payable                2,588       2,588         2,874       2,874

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

9.  CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of September 30, 2009 and December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company's and the Bank's actual amounts and ratios are presented in the table below:

                                                                                   To Be Well
                                                                                   Capitalized
                                                                                   Under Prompt
                                                                  For Capital         Corrective
                                                 Actual       Adequacy Purposes   Action Provisions
                                             Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                             (Dollars in Thousands)
September 30, 2009
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 57,012  12.5%    $ 36,459    8%     $ 45,573    N/A
  Tier I Capital (to Risk-Weighted Assets)    51,297  11.3       18,229    4        27,344    N/A
  Tier I Capital (to Average Assets)          51,297   8.0       25,554    4        31,943    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 59,565  13.1%    $ 36,446    8%     $ 45,557    10%
  Tier I Capital (to Risk-Weighted Assets)    53,850  11.8       18,223    4        27,334     6
  Tier I Capital (to Average Assets)          53,850   8.4       25,549    4        31,936     5

December 31, 2008
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 59,913  13.5%    $ 35,618    8%     $ 44,522    N/A
  Tier I Capital (to Risk-Weighted Assets)    54,364  12.2       17,809    4        26,713    N/A
  Tier I Capital (to Average Assets)          54,364   8.3       26,073    4        32,591    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 62,615  14.1%    $ 35,593    8%     $ 44,491    10%
  Tier I Capital (to Risk-Weighted Assets)    57,066  12.8       17,796    4        26,695     6
  Tier I Capital (to Average Assets)          57,066   8.8       26,063    4        32,578     5




Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains forward-looking statements, with the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. In general, forward-looking statements related to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (the Company and its bank operate in areas affected by various markets); competition for the Company's customers from other providers of financial and mortgage services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; technological or operational difficulties; acts of war or terrorism; unexpected claims or litigation against the Company; changes in the level of non-performing assets and charge-offs; and other risks detailed in the Company's filings with the SEC, all of which are difficult to predict and many of which are beyond the control of the Company. The Company expressly disclaims any intent or obligation to update or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

The Company recorded net income of $3.4 million, or $1.25 basic and diluted earnings per share for the first nine months ending September 30, 2009 compared to $4.0 million, or $1.44 basic and diluted earnings per share for the nine month period ending September 30, 2008. The first nine months earnings reflects a decrease of 15% compared to the same time period in 2008, due primarily to a decrease in net interest income of $684 thousand, an increase in salaries and benefits of $812 thousand and an increase in other expenses of $1.1 million. The increase in salaries and benefits was primarily due to final costs of $874 thousand related to terminating the pension plan. The increase in other expenses was mainly due to an increase of $873 thousand in FDIC insurance expense. These reductions to income were partially offset by an increase on the gain on securities of $330 thousand, the gain on sold loans of $394 thousand and a reduction in income tax expense of $942 thousand. The earnings were $1.4 million, or $0.49 basic and diluted earnings per share for the three month period ending September 30, 2009 compared to $1.4 million, or $0.49 basic and diluted earnings per share for the three month period ending September 30, 2008. This three month period earnings reflects no change in earnings compared to the same time period in 2008.



Return on average assets was 0.68% for the nine months ended September 30, 2009 and 0.85% for the nine month period ended September 30, 2008. Return on average assets was 0.82% for the three months ended September 30, 2009 and 0.85% for the three month period ended September 30, 2008. Return on average equity was 7.8% for the nine month period ended September 30, 2009 compared to 9.3% for the nine month period ended September 30, 2008. Return on average equity was 9.1% for the three months ended September 30, 2009 and 9.4% for the same time period in 2008.

Loans increased $3.6 million from $424.3 million on December 31, 2008 to $427.9 million on September 30, 2009. Decreases in real estate mortgage loans were offset by an increase in real estate construction, agricultural, commercial & consumer loans.

Total deposits decreased from $520.8 million on December 31, 2008 to $496.6 million on September 30, 2009, a decrease of $24.2 million. This decrease is primarily the result of a decrease in interest bearing deposit accounts, excluding time deposits and time deposits with balances of $100 thousand and greater. Management attributes the decrease mainly due to large dollar public fund accounts that have rolled off during 2009 and increased competition for deposits.

Net Interest Income

Net interest income was $14.4 million for the nine months ended September 30, 2009 compared to $15.0 million for the nine months ended September 30, 2008, a decrease of 4.5%. The interest spread was 3.04% for the first nine months of 2009 comparable to 3.33% for the same period in 2008, a decrease of 29 basis points. Net interest income was $4.9 million for the three month period ending September 30, 2009 compared to $5.1 million for the three month period ending September 30, 2008, a decrease of 3.5%. The interest spread was 3.23% for the three month period ending September 30, 2009 compared to 3.35% for the three month period in 2008, a decrease of 12 basis points. For the first three months in 2009, the prime interest rate was 200 basis points less than the first 3 months in 2008. During the second and third quarters of 2009, the prime interest rate was 175 basis points less than the same period a year ago. These declines in rates have significantly impacted the Company's interest spread. In addition to lower rates and tightening interest margins, the net interest spread for 2009 is also lower than 2008 due to an increase in "lost" loan interest during 2009 that can be attributed to an increase in non-performing loans in the Company's loan portfolio.

For the first nine months, the yield on assets decreased from 6.06% in 2008 to 5.17% in 2009. The cost of liabilities decreased from 2.72% in 2008 to 2.13% in 2009. Year to date average loans increased $4.6 million, or 1.1% from September 30, 2008 to September 30, 2009. Loan interest income has decreased $2.3 million for the first nine months of 2009 compared to the first nine months of 2008. Year to date average deposits increased from September 30, 2008 to September 30, 2009, up $40.0 million or 8.3%. The increase is primarily the result of an increase in interest bearing public funds. Deposit interest expense has decreased $1.7 million for the first nine months of 2009 compared to the same period in 2008.



Non-Interest Income

Non-interest income increased $965 thousand for the nine months ended September 30, 2009 compared to the same period in 2008 to $7.0 million, due primarily to an increase of $684 thousand on the gain of the sale of mortgage loans and an increase of $330 thousand on gains recognized from the sale of securities. These increases were partially offset by a decrease in service charges of $51 thousand. The decrease in service charges was primarily the result of a decrease in overdraft income of $106 thousand for the first nine months of 2009. Non-interest income increased $380 thousand for the three months ended September 30, 2009. The increase in non-interest income for the three months ended September 30, 2009 compared to same time period in 2008 is primarily due to an increase of $151 thousand on the gain of the sale of mortgage loans and an increase of $142 thousand on gains recognized from the sale of securities.

Gain on sale of mortgage loans increased from $342 thousand in the first nine months of 2008 to $1.0 million during the first nine months of 2009. For the three months ended September 30, 2009 compared to the same time period in 2008, the gain on sale of mortgage loans increased $151 thousand. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.

Non-Interest Expense

Total non-interest expenses increased $1.9 million for the nine month period ended September 30, 2009 compared to the same period in 2008. For the three month period ended September 30, 2009, total non-interest expense increased $633 thousand.

For the comparable nine month periods, salaries and benefits increased $812 thousand, an increase of 10%. The increase in salaries and benefits is primarily attributed to the Company terminating the defined benefit plan offered to employees of the Company as of December 31, 2008. During the second quarter of 2009, the Company recognized $860 thousand for the final expenses related to terminating the plan. In addition, the Company had offered a voluntary separation option to various employees effective as early as August 31, 2009 and as late as October 31, 2009. The first payouts for those electing this option occurred in September 2009 with the remaining payouts to be completed in the fourth quarter of 2009, with future salary and benefit savings from those electing this option to be realized in the latter part of this year and in future periods. Salaries and benefits increased $56 thousand for the three month period ending September 30, 2009 compared to the same time period in 2008 as a result of the voluntary separation offers.



Occupancy expenses decreased $24 thousand to $2,042 thousand for the first nine months of 2009 compared to the same time period in 2008. Occupancy expenses increased $53 thousand for the three month period ended September 30, 2009 compared to the same time period in 2008. The decrease in year to date occupancy expense during 2009 is mainly due to a reduction in depreciation expense. For the first nine months ending September 30, 2009, depreciation expense decreased $59 thousand compared to the first nine months 2008. The decrease in depreciation expense is due to assets with a high cost basis becoming fully depreciated at the end of 2008. During the third quarter of 2009, the Company accrued an additional $60 thousand in depreciation expense for the estimated loss on the disposal of the fixed assets associated with the North Middletown building which was closed in July 2009. In April 2009, construction on the new Nicholasville location was completed and is expected to cause a slight increase in occupancy expenses going forward.

In addition to the relocation of the Nicholasville branch, during the second quarter of 2009, the downtown Cynthiana location was consolidated with the Company's newer location in Cynthiana. On July 31, 2009, the North Middletown branch was closed, and accounts moved to the main office in Paris. Management believes that consolidating these locations will reduce costs and improve net income.

Other expenses increased $1,115 thousand for the first nine months ended September 30, 2009 compared to the same time period in 2008. For the three month period ended September 30, 2009 other expenses increased $512 thousand compared to the three month period ended September 30, 2008. Increases in other expenses for both year to date and the three months ending September 30 are related to an increase in FDIC insurance expense. FDIC insurance expense increased $873 thousand for the first nine months in 2009 compared to the same period a year ago and increased $189 thousand for the three months ending September 30, 2009 compared to the three months ending September 30, 2008.
The increase in FDIC insurance is primarily the result of two things. First, there has been an increase in FDIC insurance premiums (see below for more details). Second, a special assessment has been assessed by the FDIC on all FDIC insured banks. The special assessment was not made formal until May of this year and cost the Company $296 thousand which was expensed during the three months ending June 30, 2009.

Deposit Insurance: In February 2009, the FDIC adopted a long-term deposit insurance fund ("DIF") restoration plan as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its current 0.40% to 1.15% within seven years. Banks in the best risk category, which include the Company's subsidiary bank, will pay initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, up from the initial base rate range of 12 to 14 basis points. Additionally, the FDIC approved an interim rule imposing a special emergency assessment to all financial institutions of five basis points as of June 30, 2009. The special assessment amounted to $296 thousand and was paid on September 30, 2009. The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009. The prepaid amount would be amortized over the prepayment period. The Company's estimated prepayment would be approximately $3.3 million. The increase in assessments by the FDIC could have a material adverse effect on the Company's earnings.



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

Income Taxes

The effective tax rate for the nine months ended September 30, 2009 was 7.5% compared to 22.3% in 2008. The effective tax rate for the three months ended September 30, 2009 was 7.4% compared to 22.1% for the three month period ended September 30, 2008. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. In addition, beginning in June 2009, the Company began recognizing tax benefits the Company will receive from historic and low income housing credits. The rates for 2009 are lower due to the lower level of income for 2009. Nontaxable interest income increased $265 thousand for the first nine months of 2009 compared to the same time period in 2008.



Stock Repurchase Program

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to repurchase an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2009, 266,801 shares have been purchased under the program. The most recent share repurchase occurred on October 5, 2009. The repurchase program has had a positive effect on earnings per share calculations.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $11.6 million as of September 30, 2009 compared to $37.1 million at December 31, 2008. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold resulting primarily from a decrease in deposits and also a decrease in borrowings from the Federal Home Loan Bank. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $170.0 million at September 30, 2009. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. In early July 2008, the Company received deposits from being the successful bidder on a public fund account which brought $20 million in deposits to the Company. The full $20 million was expected to roll off by June 30, 2009. As of September 30, 2009, $4 million remains with the Company. In addition, in early January 2009, the Company received deposits in the amount of $18 million as a result of being the successful bidder on a public fund account. As of September 30, 2009, $14.9 million has rolled off with the remaining $2.6 million to roll off during the remainder of 2009 and another $2.5 million is expected to roll of during the first quarter of 2010. In July 2009, the Company successfully bid on another public fund account and was rewarded with additional public fund deposits totaling $16 million. As of September 30, 2009, the Company has sufficient collateral to borrow an additional $37 million from the FHLB. In addition, as of September 30, 2009, over $30 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.



Non-Performing Assets

As of September 30, 2009, the Company's non-performing loans totaled $13.8 million or 2.07% of loans compared to $9.2 million or 1.73% of loans at December 31, 2008. (See table below) The Company experienced an increase of $716 thousand in non-accrual loans from December 31, 2008 to September 30, 2009. As of September 30, 2009, non-accrual loans include $2.3 million in loans secured by 1-4 family residential real estate, $2.1 million in real estate construction and $1.8 million in loans secured by non-farm non-residential properties. Real estate loans composed 94% of the non-performing loans as of September 30, 2009 and 96% as of December 31, 2008. Forgone interest income on the non-accrual loans was $394 thousand for the first nine months of 2009 compared to $455 thousand for the same time period in 2008.

Nonperforming Assets
                                            9/30/09       12/31/08
                                                (in thousands)

Non-accrual Loans                         $   7,278       $  6,562
Accruing Loans which are
 Contractually past due
 90 days or more                              1,596            779
Total Nonperforming and Restructured          8,874          7,341
Other Real Estate                             4,870          1,840
Total Nonperforming and Restructured
 Loans and Other Real Estate              $  13,744      $   9,181
Nonperforming and Restructured Loans
 as a Percentage of Loans                      2.07%          1.73%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               2.10%          1.35%
Allowance as a Percentage of
 Period-end Loans                              1.48%          1.29%
Allowance as a Percentage of
 Non-performing and Restructured Loans           71%            60%

Provision for Loan Losses

The loan loss provision for the first nine months ending September 30, 2009 was $1.35 million for 2009 and $1.50 million for the same period in 2008 The loan loss provision for the three months ended September 30, 2009 was $450 thousand and $600 thousand for the same period in 2008. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Net charge-offs for the nine month period ended September 30, 2009 were $477 thousand compared to net charge-offs of $621 thousand for the same period in 2008. Net charge-offs for the three month period ended September 30, 2009 were $485 thousand compared to $236 thousand during the same time period in 2008. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.



Loan Losses
                                               Nine Months Ended September 30
                                                          (in thousands)
                                                      2009                2008
Balance at Beginning of Period                $      5,465               4,879
Amounts Charged-off:
  Commercial                                           289                  57
  Real Estate Construction                              39                 217
  Real Estate Mortgage                                 221                 171
  Agricultural                                           6                  12
  Consumer                                           1,047                 792
Total Charged-off Loans                              1,602               1,249
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             2                   6
  Real Estate Construction                              35                   2
  Real Estate Mortgage                                 393                  13
  Agricultural                                           -                  30
  Consumer                                             695                 577
Total Recoveries                                     1,125                 628
Net Charge-offs                                        477                 621
Provision for Loan Losses                            1,350               1,500
Balance at End of Period                             6,338               5,758
Loans
  Average                                          420,364             415,785
  At September 30                                  427,921             420,552
As a Percentage of Average Loans:
  Net Charge-offs                                     0.11%               0.15%
  Provision for Loan Losses                           0.32%               0.36%
Allowance as a Multiple of
 Net Charge-offs                                      10.0                 7.0

Loan Losses
                                                    Quarter Ended September 30
                                                           (in thousands)
                                                      2009                2008
Balance at Beginning of Period                   $   6,373           $   5,394
Amounts Charged-off:
  Commercial                                           222                  52
  Real Estate Mortgage                                 139                 116
  Consumer                                             423                 180
Total Charged-off Loans                                784                 348
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             -                   1
  Real Estate Mortgage                                   6                   1
  Consumer                                             293                 110
Total Recoveries                                       299                 112
Net Charge-offs                                        485                 236
Provision for Loan Losses                              450                 600
Balance at End of Period                             6,338               5,758
Loans
  Average                                          424,342             422,257
  At September 30                                  427,921             420,552
As a Percentage of Average Loans:
  Net Charge-offs                                     0.11%              0.06%
  Provision for Loan Losses                           0.11%              0.14%
Allowance as a Multiple of
 Net Charge-offs                                       3.3                6.1







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

Management realizes certain risks are inherent and that its goal is to identify and minimize the risks. The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations. The Company has no market risk sensitive instruments held for trading purposes.

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities.
The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of September 30, 2009 the projected percentage changes are within the Board approved limits. This period's volatility is lower in each rate shock in a falling and rising rate environment when compared to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of September 30, 2009 is as follows:

PROJECTED NET INTEREST INCOME
(dollars in thousands)
                                                       Level
Change in basis points:               - 300   - 100    Rates  + 100   + 300
Year One  (10/09 - 9/10)
Net interest income                   20,843  21,447  21,938  22,122  22,280
Net interest income dollar change     (1,095)   (491)    N/A     184     342
Net interest income percentage change   -5.0%   -2.2%    N/A      .8%    1.6%
Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%

The projected net interest income report summarizing the Company's interest rate sensitivity as September 30, 2008 is as follows:

PROJECTED NET INTEREST INCOME
(dollars in thousands)
                                                      Level
Change in basis points:               - 300   - 100   Rates   + 100   + 300
Year One  (10/08 - 9/09)
Net interest income                   21,100  21,851  22,646  23,357  23,901
Net interest income dollar change     (1,546)   (795)    N/A     711   1,255
Net interest income percentage change   -6.8%   -3.5%    N/A     3.1%    5.5%
Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%

Projections from September 30, 2009, year one reflected a decline in net interest income of 2.2% with a 100 basis point decline compared to the 3.5% decline in 2008. The 100 basis point increase in rates reflected a .8% increase in net interest income in 2009 compared to a 3.1% increase in 2008.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the September 30, 2009 balance sheet, a 300 basis point increase in rates results in a 13.8% decline in EVE. A 300 basis point
decrease in rates results in a   .2% increase in EVE.  These are within the
Board approved limits.



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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period    (a) Total       (b)       (c) Total Number      (d) Maximum Number
          Number of     Average   of Shares (or Units)  (or Approximate Dollar
          Shares (or  Price Paid    Purchased as Part    Value) of Shares (or
            Units)     Per Share       of Publicly      Units) that May Yet Be
          Purchased    (or Unit)     Announced Plans     Purchased Under the
                                       Or Programs        Plans of Programs
7/1/09 -
 7/31/09     2,100       17.95            2,100            35,199 shares

8/1/09 -
 8/31/09         -           -                -            35,199 shares

9/1/09 -
 9/30/09     2,000       16.61            2,000            33,199 shares

Total        4,100                        4,100            33,199 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2009 266,801 shares have been purchased.



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

                              KENTUCKY BANCSHARES, INC.

Date  _____11/16/09_______     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____11/16/09_______     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer




2

3
7
Lexlibrary/197885.1