Form 10-K
period 2009-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2010-03-31
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2009 was approximately $36.8 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 5, 2010:  2,743,561.

PART I

Item 1.  Business

General

Kentucky Bancshares, Inc. (“Company” or “Kentucky”) is a bank holding company headquartered in Paris, Kentucky.  The Company was organized in 1981 and is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”).

The Company conducts its business in the Commonwealth of Kentucky through one banking subsidiary, Kentucky Bank.

Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky.  Kentucky Bank has its main office in Paris (Bourbon County), with additional offices in Paris, Cynthiana (Harrison County), Georgetown (Scott County), Morehead (Rowan County), Nicholasville (Jessamine County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County).  The deposits of Kentucky Bank are insured up to prescribed limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

The Company had total assets of $675.5 million, total deposits of $536.4 million and stockholders’ equity of $61.1 million as of December 31, 2009.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky 40361, and the telephone number at that address is (859) 987-1795.

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

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 72% of which are secured by real estate at December 31, 2009.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

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

Credit Risk:  Commercial lending and real estate construction lending, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans.  Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements.  Collateral requirements vary to some degree among borrowers and depend on the borrower’s financial strength, the terms and amount of the loan, and collateral available to secure the loan.  Credit risk results from the decreased ability or willingness to pay by a borrower.  Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loans outstanding balance.  For construction loans, inaccurate initial estimates of a project’s costs and the property’s completed value could weaken the Company’s position and lead to the property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property.  Secured and unsecured consumer loans generally are made for automobiles, boats, and other motor vehicles.  In most cases loans are restricted to Kentucky Bank’s general market area.

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

Laws Protecting Deposits:  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy.  These obligations and restrictions are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insured funds in the event the depository institution becomes in danger of default or is in default.  For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy.  In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.

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

Deposit Insurance:  The Company is subject to several deposit insurance assessments, which are described below:

FDIC Assessments.  The Company’s subsidiary bank is a member of the FDIC, and its deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law.  The Company’s subsidiary bank is thus subject to FDIC deposit insurance assessments.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.  Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Company received a one-time assessment credit of $434 thousand that can be applied against future premiums, subject to certain limitations.  Based on the one-time assessment credit, the Company was not required to pay any deposit insurance premiums in 2006 and unused credits from 2006 resulted in the amount of deposit insurance premiums being zero 2007.  Lower credits remained to offset assessments for 2008, which was the primary factor in higher deposit insurance net assessments of $175 thousand.

In February 2009, the FDIC adopted a long-term deposit insurance fund (“DIF”) restoration plan as well as an additional emergency assessment for 2009.  The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its current 0.40% to 1.15% within seven years.  Banks in the best risk category, which include the Company’s subsidiary bank, will pay initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, up from the initial base rate range of 12 to 14 basis points.  Additionally, the FDIC approved an interim rule imposing a special emergency assessment to all financial institutions of five basis points as of June 30, 2009.  The special assessment amounted to $296 thousand and was paid on September 30, 2009.  The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.  On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009.  The prepaid amount will be amortized over the prepayment period.  The Company’s prepayment was $3.1 million.

Financing Corporation (“FICO”) Assessments.  FICO assessment costs were $53 thousand in 2009 and $54 thousand for 2008.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Temporary Liquidity Guarantee Program (“TLGP”).  The Company’s participation in the FDIC’s Transaction Account Guarantee Program initiated during the fourth quarter of 2008 also contributed to an increase in deposit insurance premiums in the current period.  The TLGP consists of two separate programs implemented by the FDIC in October 2008.  This includes the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).  These programs were initially provided at no cost to participants during the first 30 days.  Eligible institutions that do not “opt out” of either of these programs become participants by default and will incur the fees assessed for taking part.

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

Employees

At December 31, 2009, the number of full time equivalent employees of the Company was 182.

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

Industry Risk

Industry risk includes risks that affect the entire banking service industry.

Significant decline in general economic conditions, locally and nationally, will negatively affect the financial results of our banking operations.  Our success depends on general economic conditions both locally and nationally.  Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008 and continued to weaken in 2009.  The United States is currently in a recession.  The housing market is in decline reflected by falling home prices and increases in foreclosures.  Unemployment has increased.  These factors have affected the performance of mortgage loans and resulted in financial institutions, including government-sponsored entities, in making significant write-downs of asset values of mortgage-backed securities, credit default swaps and other derivative and cash securities.  Some financial institutions have failed.  Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity.  Consumer confidence regarding the economy is low and the financial markets reflect this lack of confidence.  Most of our customers are in the Central Kentucky area, and have been directly affected by this recession.  Local economic conditions have affected the demand of customers for loans, the ability of some borrowers to repay these loans and the value of the collateral securing these loans.  Loan growth is critical to our profitability.  We do not expect significant improvement in the economy in the near future, and future declines in the economy will likely make the credit market crisis worse.

The exercise of regulatory power may have negative impact on our results of operations and financial condition.  We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal or state legislation could have a substantial impact on our operations.  Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on the financial condition and results of operations.  For example, in response to the economic downturn and financial crisis, the U.S. government has enacted legislation by passing the Emergency Economic Stabilization Act of 2008 (“EESA”) followed by the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).  These Acts have enabled the U.S. Treasury, the FDIC and the Federal Reserve Board to develop programs, such as the Capital Purchase Program, the Financial Stability Plan and the foreclosure prevention program, to improve funding to consumers, increase interbank lending and reduce home foreclosures.  The U.S. government continues to closely evaluate the economy, the effect of its legislation and resulting programs and initiatives on the economy.  We expect that the U.S. government will continue to refine these programs and develop new programs.  We do not know whether these Acts and programs will positively affect the economy, help stabilize the financial markets and increase the availability of credit.  Our business, financial condition, results of operations, liquidity and access to capital and credit will likely be negatively affected if the economy worsens or the financial markets do not stabilize.

Higher FDIC Deposit Insurance Premiums and Assessments Could Adversely Affect Our Financial Condition.   FDIC insurance premiums have increased substantially in 2009 and the Company may have to pay significantly higher FDIC premiums in the future.  Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  The FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised regular deposit insurance premiums.  In May 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than ten basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009.  The Company paid $296 thousand related to this special assessment.  Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels which could affect results of operation.

In addition, the FDIC recently adopted a rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The prepaid assessments collected on December 30, 2009 were $3.1 million, all of which was recorded as a prepaid expense as of December 30, 2009.  As of December 31, 2009 and each quarter thereafter, the Company recorded and will record an expense for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  These changes may cause the premiums charged by the FDIC to increase and could significantly increase the Company’s non interest expense in future periods.  The prepayment of the Company’s FDIC assessments also may temporarily reduce the Company’s liquidity.

We face vigorous competition from banks and other financial institutions.  This competition may reduce or limit our margins on banking services, reduce market share and adversely affect results of operations and financial condition.

Many other banks and financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services.  Additionally, we encounter competition from both de novo and smaller community banks entering the markets we are currently in.  We also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies.

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

Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of its borrowers and the value of real estate and other assets serving as collateral for repayment of many of the loans.  In determining the size of the allowance for loan losses, management considers, among other factors, the Company’s loan loss experience and an evaluation of economic conditions.  If these assumptions prove to be incorrect, the current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.  Material additions to the Company’s allowance would materially decrease our net income.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters is located at 339 Main Street, Paris, KY 40631, which it owns.  The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361.  In addition, Kentucky Bank serves customer needs at 13 other locations.  All locations offer a full range of banking services.  Kentucky Bank owns all of the properties at which it conducts its business.  The Company owns approximately 119,000 square feet of office space.

Note 6 to the Company’s consolidated financial statements included in this report contains additional information relating to amounts invested in premises and equipment.

Kentucky Bank Banking Offices

401 Main Street, Paris, Kentucky 40361

2021 South Main Street, Paris, KY 40361

24 West Lexington Avenue, Winchester, KY 40391

1975 By Pass Road, Winchester, KY 40391

Main and Jane Street, Sandy Hook, KY 41171

939 US Hwy 27 South, Cynthiana, KY 41031

920 North Main Street, Nicholasville, KY 40356

108 East Main Street, Wilmore, KY 40390

400 West First Street, Morehead, KY 40351

1500 Flemingsburg Road, Morehead, KY 40351

260 Blossom Park Drive, Georgetown, KY 40324

103 West Showalter Drive, Georgetown, KY 40324

520 Marsailles Road, Versailles, KY 40383

Item 3.  Legal Proceedings

The Company and its subsidiary are from time to time involved in routine legal proceedings occurring in the ordinary course of business that, in the aggregate, management believes will not have a material impact on the Company’s financial condition and results of operation.  Further, we maintain liability insurance to cover some, but not all, of the potential liabilities normally incident to the ordinary course of our businesses as well as other insurance coverages customary in our business, with coverage limits as we deem prudent.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

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

The following table sets forth the high and low closing sales prices of the Common Stock from the OTC Bulletin Board and the dividends declared thereon, for the periods indicated below:

		High	Low	Dividend

2009	Quarter 4	$17.90	$15.50	$.20
	Quarter 3	18.00	15.20	.20
	Quarter 2	17.95	15.50	.20
	Quarter 1	19.50	16.50	.20
2008	Quarter 4	$26.50	$15.75	$.28
	Quarter 3	27.25	24.00	.28
	Quarter 2	30.00	27.00	.28
	Quarter 1	31.75	29.50	.28

Note 16 to the Company’s consolidated financial statements included in this report contains additional information relating to amounts available to be paid as dividends.

Holders

As of December 31, 2009 the Company had 2,739,511 shares of Common Stock outstanding and approximately 529 holders of record of its Common Stock.

Purchases of Equity Securities by the Issuer and Affiliates Pruchasers

The table below lists issuer purchases of equity securities.

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

10/1/09 - 10/31/09	1,000	$15.75	1,000	32,199 shares

11/1/09 - 11/30/09	—	—	—	32,199 shares

12/1/09 - 12/31/09	—	—	—	32,199 shares

Total	1,000		1,000	32,199 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program.  The Company is authorized to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the purchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through December 31, 2009, 267,801 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on October 5, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensations plans under which equity securities of the company are authorized for issuance.

			No. of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column 1)

Plans Approved By Stockholders:

1993 Nonemployee Directors Stock Ownership Incentive Plan	6,600	$29.83	—

1999 Employee Stock Option Plan	29,650	29.33	—

2005 Restricted Stock Grant Plan	—	—	33,847

2009 Stock Award Plan	—	—	150,000

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

The following graph compares the change in the cumulative total stockholder return on our common stock with the cumulative total return of the SIC Code 6022 State Commercial Banks <$100 million and the Russell Microcap Index from 2004 through 2009.  This comparison assumes $100 invested on December 31, 2004 in (a) our common stock, (b) SIC Code 6022 State Commercial Banks <$100 million, and (c) the Russell Microcap Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kentucky Bancshares Inc, The Russell MicroCap Index

And SIC Code 6022 State Commercial Banks <$100mil

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

	At or For the Year Ended December 31
(dollars and shares in thousands)	2009	2008	2007	2006	2005

CONDENSED STATEMENT OF INCOME:
Total Interest Income	$31,929	$35,129	$39,219	$35,593	$28,897
Total Interest Expense	12,509	15,359	19,034	16,718	11,766
Net Interest Income	19,420	19,770	20,185	18,875	17,131
Provision for Losses	3,450	3,700	1,000	475	508
Net Interest Income After Provision for Losses	15,970	16,070	19,185	18,400	16,623
Noninterest Income	10,214	8,354	7,936	7,236	6,495
Noninterest Expense	21,152	20,027	18,131	16,682	15,220
Income Before Income Tax Expense	5,032	4,397	8,990	8,954	7,898
Income Tax Expense	184	684	2,404	2,468	2,078
Net Income	4,848	3,713	6,586	6,486	5,820

SHARE DATA:
Basic Earnings per Share (EPS)	$1.77	$1.34	$2.31	$2.35	$2.17
Diluted EPS	1.77	1.33	2.30	2.34	2.16
Cash Dividends Declared	0.80	1.12	1.08	1.00	0.92
Book Value	22.25	20.77	20.65	19.59	17.45
Average Common Shares-Basic	2,737	2,778	2,852	2,762	2,677
Average Common Shares-Diluted	2,737	2,782	2,862	2,774	2,692

SELECTED BALANCE SHEET DATA:
Loans, including loans held for sale	$417,818	$418,812	$412,509	$439,159	$366,602
Investment Securities	168,411	172,834	147,750	127,891	160,652
Total Assets	675,231	678,775	630,939	629,542	572,750
Deposits	536,446	520,808	486,005	468,808	431,631
Securities sold under agreements to repurchase and other borrowings	8,226	10,717	6,735	11,327	16,838
Federal Home Loan Bank advances	56,096	77,301	63,993	80,030	66,749
Stockholders’ Equity	60,966	57,041	58,844	55,281	46,546

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	0.72%	0.58%	1.04%	1.09%	1.08%
Return on Stockholders’ Equity	8.10%	6.45%	11.59%	12.82%	12.69%
Net Interest Margin (1)	3.36%	3.49%	3.56%	3.48%	3.50%
Equity to Assets (annual average)	8.92%	8.96%	8.97%	8.48%	8.50%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	45.28%	84.05%	46.89%	42.68%	42.30%
Number of Employees (at period end)	182	214	204	203	172

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.79%	1.29%	1.17%	1.12%	1.16%
Net Charge-offs as a Percentage of Average Loans	0.31%	0.75%	0.26%	0.14%	0.10%

(1)  Tax equivalent

Item 7.  Management’s Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying notes included as Exhibit 13.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2009 data.

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

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  economic conditions (both generally and more specifically in the markets, including the tobacco market and the thoroughbred horse industry, in which the Company and its bank operate); competition for the Company’s customers from other providers of financial and mortgage services; government legislation, regulation and monetary policy (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Net income for the year ended December 31, 2009 was $4.8 million, or $1.77 per common share compared to $3.7 million, or $1.34 for 2008 and $6.6 million, or $2.31 for 2007.  Earnings per share assuming dilution were $1.84, $1.33 and $2.30 for 2009, 2008 and 2007, respectively.  For 2009, net income increased $1.1 million, or 30.6%.  Net interest income decreased $350 thousand, the loan loss provision decreased $250 thousand, total other income increased $1.9 million, while total other expenses increased $1.1 million.

For 2008, net income decreased $2.9 million, or 43.6%.  Net interest income decreased $415 thousand, the loan loss provision increased $2.7 million, total other income increased $418 thousand, while total other expenses increased $1.9 million.

Return on average equity was 8.1% in 2009 compared to 6.5% in 2008 and 11.6% in 2007.  Return on average assets was 0.72% in 2009 compared to 0.58% in 2008 and 1.04% in 2007.

Non-performing loans as a percentage of loans (including held for sale) were 3.42%, 1.73% and 1.57% as of December 31, 2009, 2008 and 2007, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis decreased from $20.9 million in 2007 to $20.7 million in both 2008 and 2009.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2008 to 2009.  Average earning assets increased $23 million, or 4%.  Investment securities increased $28 million primarily due to lower level of loan demand.  Loans increased $4 million as a result of the economy and slower demand during 2009.  Average interest bearing liabilities increased $21 million, or 4% during this same period.  This change was primarily from the increase in time deposits.  The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances.

After peaking in 2006, bank prime rates have been decreasing.  Bank prime rates decreased 100 basis points in 2007, and another 400 basis points in 2008, and leveled out during 2009.  As a result of this, the tax equivalent yield on earning assets decreased from 6.07% in 2008 to 5.38% in 2009.

The volume rate analysis for 2009 that follows indicates that $4.5 million of the decrease in interest income is attributable to the decrease in rates, while the change in volume contributed to an increase of $1.3 million in interest income.  The rate decrease also caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 3.15% in 2008 to 2.46% in 2009.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $3.5 million to interest expense, while the change in volume was responsible for a $602 thousand increase in interest expense.  As a result, the 2009 net interest income decrease is attributed to decreases in rates.

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

In addition to the negative impact on net interest income that may result from the decreasing rate environment that began in 2007 and continued into 2009, competitive pressures on interest rates will continue and are likely to result in continued downward pressure on net interest margins.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2009 and 2008.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	2009 vs. 2008			2008 vs. 2007
	Increase	(Decrease)	Due to Change in	Increase	(Decrease)	Due to Change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$265	$(2,796)	$(2,531)	$(1,023)	$(3,294)	$(4,317)
Investment Securities	1,185	(1,515)	(330)	1,068	(152)	916
Federal Funds Sold and Securities Purchased under Agreements to Resell	(121)	(213)	(334)	(108)	(576)	(684)
Deposits with Banks	1	(6)	(5)	10	(15)	(5)
Total Interest Income	1,330	(4,530)	(3,200)	(53)	(4,037)	(4,090)
INTEREST EXPENSE
Deposits
Demand	40	(830)	(790)	(202)	(1,864)	(2,066)
Savings	9	(85)	(76)	79	(61)	18
Negotiable Certificates of Deposit and Other Time Deposits	986	(2,267)	(1,281)	(71)	(1,624)	(1,695)
Securities sold under agreements to repurchase and other borrowings	—	(302)	(302)	117	(220)	(103)
Federal Home Loan Bank advances	(433)	32	(401)	181	(10)	171
Total Interest Expense	602	(3,452)	(2,850)	104	(3,779)	(3,675)
Net Interest Income	$728	$(1,078)	$(350)	$(157)	$(258)	$(415)

Average Consolidated Balance Sheets and Net Interest Analysis  (dollars in thousands)

	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	107,658	3,641	3.38%	88,272	4,348	4.93%	74,648	3,727	4.99%
State and Municipal obligations	72,307	2,994	4.14	63,463	2,581	4.07	52,674	2,134	4.05
Other Securities	6,982	322	4.61	6,796	358	5.27	8,046	510	6.34
Total Securities Available for Sale	186,947	6,957	3.72	158,531	7,287	4.60	135,368	6,371	4.71
Tax Equivalent Adjustment		1,307	0.70		944	0.60		715	0.53
Tax Equivalent Total		8,264	4.42		8,231	5.19		7,086	5.23
Federal Funds Sold and Agreements to Repurchase	8,678	12	0.14	18,324	346	1.89	20,735	1,030	4.97
Interest-Bearing Deposits with Banks	882	9	1.02	799	14	1.75	432	19	4.40
Loans, Net of Deferred Loan Fees (2)
Commercial	47,395	2,696	5.69	45,309	2,852	6.29	46,508	3,731	8.02
Real Estate Mortgage	360,752	21,220	5.88	358,067	23,442	6.55	370,699	26,802	7.23
Installment	12,563	1,035	8.24	13,292	1,187	8.93	13,677	1,265	9.25
Total Loans	420,710	24,951	5.93	416,668	27,481	6.60	430,884	31,798	7.38
Total Interest-Earning Assets	617,217	33,236	5.38	594,322	36,072	6.07	587,419	39,933	6.80
Allowance for Loan Losses	(6,064)			(5,123)			(4,935)
Cash and Due From Banks	12,585			13,387			13,642
Premises and Equipment	17,754			17,196			15,246
Other Assets	29,374			22,729			21,934
Total Assets	670,866			642,511			633,306

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	113,576	464	0.41	110,022	1,254	1.14	117,610	3,320	2.82
Savings	39,888	322	0.81	38,962	398	1.02	31,722	380	1.20
Certificates of Deposit and Other Deposits	269,435	8,448	3.14	242,884	9,729	4.01	244,408	11,424	4.67
Total Interest-Bearing Deposits	422,899	9,234	2.18	391,868	11,381	2.90	393,740	15,124	3.84
Securities sold under agreements to repurchase and other borrowings	21,354	596	2.79	21,346	898	4.21	18,935	1,001	5.29
Federal Home Loan Bank advances	64,142	2,679	4.18	74,508	3,080	4.13	70,132	2,909	4.15
Total Interest-Bearing Liabilities	508,395	12,509	2.46	487,722	15,359	3.15	482,807	19,034	3.94
Noninterest-Bearing Earning Demand Deposits	96,171			91,244			86,951
Other Liabilities	6,438			5,983			6,745
Total Liabilities	611,004			584,949			576,503
STOCKHOLDERS’ EQUITY	59,862			57,562			56,803
Total Liabilities and Stockholders’ Equity	670,866			642,511			633,306
Average Equity to Average Total Assets	8.92%			8.96%			8.97%
Net Interest Income		19,420			19,769			20,184
Net Interest Income (tax equivalent) (3)		20,727			20,713			20,899
Net Interest Spread (tax equivalent) (3)			2.92		2.92			2.86
Net Interest Margin (tax equivalent) (3)			3.36		3.49			3.56

(1)                  Averages computed at amortized cost.

(2)                  Includes loans on a nonaccrual status and loans held for sale.

(3)                  Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $10.2 million in 2009 compared to $8.4 million in 2008 and $7.9 million in 2007.  In 2009, increases in securities gains and gains on sold mortgage loans account for the majority of the increase.  In 2008, increases in securities gains account for the majority of the increase.  However, for both 2008 and 2009 these increases were offset by decreases in service charges and loan service fee income.

Securities gains were $1.6 million in 2009, $658 thousand in 2008 and $37 thousand in 2007.  These are primarily attributable to declining interest rates and the related inverse relationship of interest rates and market values.  Some securities gains were taken in 2009 and 2008 and used to offset additions to the loan loss reserve and costs related to the pension plan termination.

Gains on loans sold were $1.2 million, $411 thousand and $432 thousand in 2009, 2008 and 2007, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.  During 2009, the loan service fee income increased $290 thousand, compared to a decrease of $187 thousand in 2008, which was largely due to a write down of $213 thousand of mortgage servicing rights.  Proceeds from the sale of loans were $52 million, $19 million and $16 million in 2009, 2008 and 2007, respectively.  The volume of loan originations is inverse to rate changes.  The volume of loan originations during 2009 was $52 million, $19 million in 2008, and $16 million in 2007.

Other noninterest income excluding security net gains and gain on sale of mortgage loans was $7.4 million in 2009, $7.3 million in 2008 and $7.5 million in 2007.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $4.2 million in 2009, $4.3 million in 2008 and $4.6 million in 2007.  The decreases in 2009 and 2008 are primarily attributable to the slower economy.  Other income was $1.4 million in 2007, $1.6 million in 2008 and $1.5 million in 2009.  The decrease in 2009 is primarily attributable to a $101 thousand decrease in brokerage income and a $63 thousand loss on the sale of premises, and the increase in 2008 is primarily attributable to a $153 thousand increase in interchange income.

Noninterest expense increased $1.1 million in 2009 to $21.2 million, and increased $1.9 million in 2008 to $20.0 million from $18.1 million in 2007.  The increases in salaries and benefits from $10.6 million in 2007 to $11.1 million in 2008 and to $11.3 million in 2009 are attributable to normal salary and benefit increases.  Bonus compensation was $381 thousand higher in 2009 compared to 2008 and $481 thousand lower in 2008 compared to 2007.  The 2009 increase is mainly a result of a successful bank wide incentive program that incorporated individual goals while the 2008 decrease was mainly the result of a decline in net income.  Occupancy expense increased $178 thousand in 2008 to $2.7 million and decreased $92 thousand, or 3.3% in 2009 to $2.6 million.  The largest expense, depreciation, increased $113 thousand to $1.1 million in 2008, and decreased $128 thousand to $1.0 million in 2009.  Other noninterest expense increased from $5.0 million in 2007 to $6.2 million in 2008 and increased to $7.2 million in 2009.  Additional pension plan costs due to its December 31, 2008 termination were $563 thousand in 2008.  Costs associated with terminating the pension plan as of December 31, 2008 that were incurred and expensed in 2009 were $874 thousand.  FDIC insurance increased $870 thousand in 2009 compared to 2008.  Legal and professional fees increased $119 thousand from 2008 to 2009, mainly from additional loan collection efforts.  Check card processing fees increased $71 thousand from 2008 to 2009.   Amortization of core deposits related to the Peoples acquisition was $164 thousand in 2009, compared to $169 thousand in 2008.  See Note 7 in the notes to consolidated financial statements included as Exhibit 13 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the three-year period indicated.

	For the Year Ended December 31 (in thousands)
	2009	2008	2007
NON-INTEREST INCOME
Service Charges	$5,212	$5,332	$5,495
Loan Service Fee Income (Loss), net	160	(130)	58
Trust Department Income	520	478	515
Investment Securities Gains, net	1,619	658	37
Gains on Sale of Mortgage Loans	1,205	411	432
Other	1,498	1,605	1,399
Total Non-interest Income	10,214	8,354	7,936

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,289	11,082	10,594
Occupancy Expenses	2,646	2,738	2,560
Other	7,217	6,207	4,977
Total Non-interest Expense	21,152	20,027	18,131

Net Non-interest Expense as a Percentage of Average Assets	1.63%	1.82%	1.61%

Income Taxes

The Company had income tax expense of $185 thousand in 2009 and $684 thousand in 2008 and $2.4 million in 2007.  This represents an effective income tax rate of 3.8% in 2009, 15.6% in 2008 and 26.7% in 2007.  The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans, and various tax credits in 2009.

Balance Sheet Review

Assets declined slightly from $679 million at December 31, 2008 to $675 million at December 31, 2009.  Securities decreased $4 million and loans increased $1 million in 2009.  Deposits grew $16 million and FHLB borrowings decreased $21 million.  The gain in deposits of 3% is primarily from normal growth and the addition of public money.  Assets at year-end 2008 totaled $679 million compared to $631 million in 2007.  Loans increased $7 million in 2008.  Deposits grew $35 million and FHLB borrowings decreased $13 million.  The gain in deposits of 7% is primarily from normal growth and the addition of public money.

Loans

Total loans (including loans held for sale) were $426 million at December 31, 2009 compared to $424 million at the end of 2008 and $417 million in 2007.  The slight increase in 2009 is mainly attributable to normal loan demand.  Loans increased in 2008, and the increase in 2008 is primarily attributable to normal loan demand.  As of the end of 2009 and compared to the prior year-end, commercial loans increased $400 thousand, real estate construction loans were flat, real estate mortgage loans (including loans held for sale) increased $800 thousand and installment loans increased $600 thousand.  As of the end of 2008 and compared to the prior year-end, commercial loans decreased $1.4 million, real estate construction loans decreased $9.4 million, real estate mortgage loans (including loans held for sale) increased $16.3 million and installment loans increased $2.2 million.

As of December 31, 2009, the real estate mortgage portfolio comprised 68% of total loans similar to 68% in 2008.  Of this, 1-4 family residential property represented 57% in 2009 and 54% in 2008.  Agricultural loans comprised 19% in 2009 and 19% in 2008 of the loan portfolio.  Approximately 75% of the agricultural loans are secured by real estate in 2009 compared to 73% in 2008.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.  Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.  Automobile loans account for 30% in 2009 and 29% in 2008 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.  Collateral is requested depending on the creditworthiness of the borrower.  Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer.  Approximately 7% of the loan portfolio is unsecured.  Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company’s loan portfolio by category for each of the last five years.  There is no concentration of loans (greater than 5% of the loan portfolio) in any industry.  The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding

	December 31 (in thousands)
	2009	2008	2007	2006	2005
Commercial	$21,933	$21,505	$22,924	$29,335	$27,302
Real Estate Construction	16,865	16,819	26,172	29,034	29,822
Real Estate Mortgage	287,797	287,032	270,749	290,324	245,326
Agricultural	80,619	80,779	80,774	79,627	59,328
Installment	18,277	17,643	15,421	15,684	8,954
Other	280	685	1,603	402	368
Total Loans	425,771	424,463	417,643	444,406	371,100
Less Deferred Loan Fees	161	186	255	256	188
Total Loans, Net of Deferred Loan Fees	425,610	424,277	417,388	444,150	370,912
Less loans held for sale	191	—	—	—	—
Less Allowance For Loan Losses	7,601	5,465	4,879	4,991	4,310
Net Loans	417,818	418,812	412,509	439,159	366,602

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2009.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above table is netted with real estate mortgage loans on the following table.

Loan Maturities and Interest Sensitivity

	December 31, 2009 (in thousands)
	One Year	One Through	Over	Total
	or Less	Five Years	Five Years	Loans
Commercial	$6,525	$13,319	$2,089	$21,933
Real Estate Construction	13,623	3,242	—	16,865
Real Estate Mortgage	38,931	72,865	175,648	287,444
Agricultural	10,546	36,757	33,316	80,619
Installment	4,899	8,528	4,850	18,277
Other	280	—	—	280
Total Loans, Net of Deferred Loan Fees	74,804	134,711	215,903	425,418
Fixed Rate Loans	34,587	84,528	32,503	151,618
Floating Rate Loans	40,217	50,183	183,400	273,800
Total Loans, Net of Deferred Loan Fees	74,804	134,711	215,903	425,418

Mortgage Banking

The Company has been in Mortgage Banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations increased from $16 million in 2007 to $19 million in 2008, and increased to $52 million in 2009.  Proceeds from the sale of loans were $53 million, $19 million and $16 million for the years 2009, 2008 and 2007, respectively.  Mortgage loans held for sale were $191 thousand at December 31, 2009 and zero at December 31, 2008.  Loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.  Declining rates toward the end of 2007 and continued low rates into 2009, along with consumer tax incentives, resulted in higher loan originations starting in the latter portion of 2007 and continued into 2009.  The effect of these changes was also reflected on the income statement.  As a result, the gain on sale of mortgage loans was $1.2 million in 2009 compared to $411 thousand in 2008 and $432 thousand in 2007.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights.  Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC.  The Bank receives a servicing fee from the FHLMC on each loan sold.  Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues.  Mortgage servicing rights were $822 thousand at December 31, 2009, $465 thousand at December 31, 2008 and $697 thousand at December 31, 2007.  Amortization of mortgage servicing rights was $161 thousand (including $75 thousand in recovery of 2008 write downs), $417 thousand (including $213 thousand in write downs)and $214 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.  See Note 4 in the notes to consolidated financial statements included as Exhibit 13 for additional information.

Deposits

For 2009, total deposits increased $16 million to $536 million.   Noninterest bearing deposits increased $7 million, while time deposits of $100 thousand and over decreased $3 million, and other interest bearing deposits increased $13 million.  Public funds totaled $101 million at the end of 2009 ($95 million were interest bearing).

Total deposits increased to $521 million in 2008, up $35 million from 2007.  Noninterest bearing deposits increased $2 million, time deposits of $100 thousand and over increased $30 million, and other interest bearing deposits increased $3 million.  Public funds totaled $55 million at the end of 2008 ($48 million were interest bearing), a decrease of $4 million from the end of 2007.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2009:

Maturity of Time Deposits of $100,000 of More

At December 31, 2009
(in thousands)
Maturing 3 Months or Less	$11,902
Maturing over 3 Months through 6 Months	7,188
Maturing over 6 Months through 12 Months	43,806
Maturing over 12 Months	42,140
Total	$105,036

Borrowings

The Company utilizes both long and short term borrowings.  Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2009, $56 million was borrowed from FHLB, a decrease of $21 million from 2008.  During 2009, $32 million of FHLB borrowing was paid, and advances were made for an additional $11 million.  The decrease in advances in 2009 is primarily a result of an increase in deposits and the slower loan growth.  In 2008, $51 million of FHLB advances were paid and advances were made for and additional $64 million.  The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings

	As of and for the year ended
	December 31 (in thousands)
	2009	2008	2007
Federal Funds Purchased:
Balance at Year end	$—	$—	$—
Average Balance During the Year	2,094	1,643	117
Maximum Month End Balance	12,611	10,853	—
Year end rate	—	—	—
Average annual rate	0.45%	2.25%	5.24%
Repurchase Agreements:
Balance at Year end	$4,807	$6,617	$5,977
Average Balance During the Year	8,576	9,686	10,415
Maximum Month End Balance	11,935	13,125	16,073
Year end rate	1.33%	3.09%	4.72%
Average annual rate	2.43%	2.97%	4.18%
Other Borrowed Funds:
Balance at Year end	$3,419	$4,100	$758
Average Balance During the Year	3,467	2,800	1,186
Maximum Month End Balance	3,901	4,500	2,036
Year end rate	2.76%	2.46%	4.79%
Average annual rate	2.78%	3.68%	5.58%

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  See Note 14 in the notes to consolidated financial statements included as Exhibit 13 for further information on the defined benefit retirement plan.  The other required payments under such commitments at December 31, 2009 are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

FHLB advances	$56,095	$11,159	$22,788	$14,761	$7,387
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	262,853	172,778	83,852	5,580	643

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

Nonperforming Assets

	At December 31 (dollars in thousands)
	2009	2008	2007	2006	2005
Non-accrual Loans	$12,038	$6,562	$6,358	$2,379	$774
Accruing Loans which are Contractually past due 90 days or more	2,526	779	195	253	206
Restructured Loans	—	—	—	—	—
Total Nonperforming Loans	14,564	7,341	6,553	2,632	980
Other Real Estate	4,542	1,840	768	411	141
Total Nonperforming Assets	19,106	9,181	7,321	3,043	1,121
Total Nonperforming Loans as a Percentage of Loans (including loans held for sale) (1)	3.42%	1.73%	1.57%	0.59%	0.26%
Total Nonperforming Assets as a Percentage of Total Assets	2.83%	1.35%	1.16%	0.48%	0.20%
Allowance to nonperforming assets	0.40	0.60	0.67	1.64	3.84

(1)  Net of deferred loan fees

Total nonperforming assets at December 31, 2009 were $19.1 million compared to $9.2 million at December 31, 2008 and $7.3 million at December 31, 2007.  The increase from 2008 to 2009 is primarily attributable to the increase in various loans being put on non-accrual and additions to other real estate.  The increase from 2007 to 2008 is primarily attributable to an increase in other real estate.  Total nonperforming loans were $14.6 million, $7.3 million, and $6.6 million at December 31, 2009, 2008 and 2007, respectively.  The non-accrual loan increase from 2008 to 2009 is mainly attributable to four loans ranging from $1.2 million to $3.4 million that total $7.8 million.  All other non-accrual loans are less than $500 thousand.  The increase in past due loans 90 days or more is primarily from one borrower of $1.4 million.  All other loans in this category are less than $300 thousand.  These loans are secured by real estate.  The increase in loans past due 90 days or more from 2007 to 2008 is primarily attributable to 3 borrowers totaling $482 thousand and ranging from $147 thousand to $179 thousand.  All are secured by real estate.  The amount of lost interest on our non-accrual loans was $600 thousand for 2009.  At December 31, 2009, loans currently performing but which management believes require special attention were not significant.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2009 were $33.5 million compared to $5.1 million in 2008 and $2.1 million in 2007.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 4 in the notes to consolidated financial statements included as Exhibit 13.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract.  The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $4.1 million, $320 thousand and $692 thousand on December 31, 2009, 2008 and 2007, respectively.

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year Ended December 31 (in thousands)
	2009	2008	2007	2006	2005
Balance at Beginning of Year	$5,465	$4,879	$4,991	$4,310	$4,163
Balance of Allowance for Loan Losses of Acquired Bank at Acquisition Date	—	—	—	775	—
Amounts Charged-off:
Commercial	340	114	131	15	146
Real Estate Construction	39	637	374	28	—
Real Estate Mortgage	807	1,981	289	232	134
Agricultural	22	101	25	3	21
Consumer	621	563	449	365	225
Total Charged-off Loans	1,829	3,396	1,268	643	526
Recoveries on Amounts Previously Charged-off:
Commercial	6	6	24	2	3
Real Estate Construction	35	27	19	—	—
Real Estate Mortgage	408	165	10	2	11
Agricultural	—	30	64	21	16
Consumer	65	54	39	49	135
Total Recoveries	514	282	156	74	165
Net Charge-offs	1,315	3,114	1,112	569	361
Provision for Loan Losses	3,450	3,700	1,000	475	508
Balance at End of Year	7,600	5,465	4,879	4,991	4,310
Total Loans (1)
Average	420,710	416,668	430,884	408,131	361,732
At December 31	425,610	424,277	417,388	444,150	370,912
As a Percentage of Average Loans (1):
Net Charge-offs	0.31%	0.75%	0.26%	0.14%	0.10%
Provision for Loan Losses	0.82%	0.89%	0.23%	0.12%	0.14%
Allowance as a Percentage of Year-end Loans (1)	1.79%	1.29%	1.17%	1.12%	1.16%
Beginning Allowance as a Multiple of Net Charge-offs	4.2	1.6	4.5	7.6	11.5
Ending Allowance as a Multiple of Nonperforming Assets	0.40	0.60	0.67	1.64	3.84

(1)  Including loans held for sale, net of deferred loan fees

Loans are typically charged-off after being 120 days delinquent.  Limited exceptions for not charging-off a loan would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2009 was $3.5 million compared to $3.7 million in 2008 and $1.0 million in 2007.  Net charge-offs were $1.3 million in 2009, $3.1 million in 2008 and $1.1 million in 2007.  Net charge-offs to average loans were 0.31%, 0.75% and 0.26% in 2009, 2008 and 2007, respectively.  The loan loss provision decreased $250 thousand from 2008 to 2009 and increased $2.7 million from 2007 to 2008.  The provision for 2009 is lower than 2008 due to the $3.1 million in net charge-offs in 2008.  In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.  The decline in the economy over the past couple of years has resulted in more loan losses, higher loan loss provisions and declining loan quality numbers in 2008 and 2009, compared to prior years.  At December 31, 2009, the allowance for loan losses was 1.79% of loans outstanding compared to 1.29% at year-end 2008 and 1.17% at year-end 2007.  Management believes the allowance for loan losses at the end of 2009 is adequate to cover probable incurred credit losses within the portfolio.

The following tables sets forth an allocation for the allowance for loan losses and loans by category.  In making the allocation, management evaluates the risk in each category, current economic conditions and charge-off experience.  An allocation for the allowance for loan losses is an estimate of the portion of the allowance that will be used to cover future charge-offs in each loan category, but it does not preclude any portion of the allowance allocated to one type of loan being used to absorb losses of another loan type.

Allowance for Loan Losses

	2009	2008	2007	2006	2005

Commercial	$645	$529	$537	$594	$507
Real Estate Construction	819	623	633	638	566
Real Estate Mortgage	3,762	2,211	1,827	1,806	1,785
Agricultural	1,437	1,259	1,180	1,241	1,023
Consumer	937	843	702	712	428
Total	7,600	5,465	4,879	4,991	4,309

Loans

	2009		2008		2007		2006		2005
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Commercial	$21,933	5.15%	$21,505	5.07%	$22,924	5.49%	$29,335	6.60%	$27,302	7.36%
Real Estate Construction	16,865	3.96%	16,819	3.96%	26,172	6.27%	29,034	6.54%	29,822	8.04%
Real Estate Mortgage	287,636	67.58%	286,846	67.61%	270,494	64.81%	290,068	65.31%	245,138	66.09%
Agricultural	80,619	18.94%	80,779	19.04%	80,774	19.35%	79,627	17.93%	59,328	16.00%
Consumer	18,277	4.29%	17,643	4.16%	15,421	3.69%	15,684	3.53%	8,954	2.41%
Other	280	0.07%	685	0.16%	1,603	0.38%	402	0.09%	368	0.10%
Total, Net (1)	425,610	100.00%	424,277	100.00%	417,388	100.00%	444,150	100.00%	370,912	100.00%

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	2009	2008

Unused lines of credit	$70,171,230	$64,791,109
Commitments to make loans	2,961,000	5,214,000
Letters of credit	836,797	794,066

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 4.38% to 6.14% with maturities ranging from 15 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2009 decreased $2.2 million to $52.2 million.  During 2008, the Company purchased 114,148 shares of its stock for $3.1 million.  These repurchases partially offset the $3.7 million in net income for 2008.  Stockholders’ equity, excluding accumulated other comprehensive income, was $59.6 million at December 31, 2009.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Peoples acquisition in 2006 and the Kentucky First acquisition in 2003.  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	At December 31 (dollars in thousands)
	2009	2008	Change
Stockholders’ Equity (1)	$59,630	$57,026	2,604
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	14,037	14,640	(603)
Tier I Capital	52,593	49,386	3,207
Allowance for Loan Losses	5,795	5,503	292
Other	10	9	1
Tier II Capital	5,805	5,512	293
Total Capital	58,398	54,898	3,500
Total Risk Weighted Assets	461,855	445,422	16,433
Ratios:
Tier I Capital to Risk-weighted Assets	11.4%	11.1%	0.3%
Total Capital to Risk-weighted Assets	12.6%	12.3%	0.3%
Leverage	8.0%	8.3%	-0.3%

(1)  Excluding accumulated other comprehensive income.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions.  The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate.  The categories vary from “well capitalized” to “critically undercapitalized”.  A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2009, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

In management’s opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, classified as available for sale, decreased from $172.8 million at December 31, 2008 to $168.4 million at December 31, 2009.   Federal funds sold totaled $22.0 million at December 31, 2009 and $20.7 million at December 31, 2008.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of December 31, 2009 and 2008, the Company held no adjustable rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2009.

Investment Securities at market value

Investment Securities (Held to maturity at amortized cost, available for sale at market value)

	At December (in thousands)
	2009	2008	2007
Available for Sale
U.S. government agencies	$44,733	$19,350	$36,021
States and political subdivisions	80,123	63,971	59,361
Mortgage-backed
Fixed -
GNMA, FNMA, FHLMC Passthroughs	37,325	76,028	40,261
GNMA, FNMA, FHLMC CMO’s	5,938	13,195	11,817
Total mortgage-backed	43,263	89,223	52,078
Other	292	290	290
Total	168,411	172,834	147,750

Maturity Distribution of Securities

	December 31, 2009 (in thousands)
		Over One	Over Five		Asset
		Year	Years		Backed
	One Year	Through	Through	Over Ten	& Equity
	or Less	Five Years	Ten Years	Years	Securities	Total

Available for Sale
U.S. government agencies	$2,999	$22,923	$18,811	$—	$—	$44,733
States and political subdivisions	1,018	5,384	19,945	53,776	—	80,123
Mortgage-backed	—	—	—	—	43,263	43,263
Equity Securities	—	—	—	—	292	292
Total	4,017	28,307	38,756	53,776	43,555	168,411
Percent of Total	2.4%	16.8%	23.0%	31.9%	25.9%	100.0%
Weighted Average Yield (1)	1.19%	2.87%	4.98%	5.91%	4.56%	4.72%

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits.  As of December 31, 2009 the projected net interest income percentages are within the Board of Directors limits.  Please note that at the current low level of interest rates, many rates cannot decline by 300 or 100 basis points, so the projected net interest income changes below as of December 31, 2009 for a declining rates is not relevant.  The projected net interest income report summarizing the Company’s interest rate sensitivity as of December 31, 2009 and December 31, 2008 is as follows:

Projected Net Interest Income (December 31, 2009)

			Level
Rate Change:	-300	-100	Rates	+100	+300

Year One (1/10 - 12/10)
Net interest income	21,669	22,656	23,505	24,273	24,867

Net interest income dollar change	(1,836)	(849)	—	768	1,362

Net interest income percentage change	-7.8%	-3.6%	N/A	3.3%	5.8%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

Projected Net Interest Income (December 31, 2008)

			Level
Rate Change:	-300	-100	Rates	+100	+300

Year One (1/09 - 12/09)
Net interest income	18,889	19,918	21,191	22,380	23,237

Net interest income dollar change	(2,302)	(1,273)	—	1,189	2,046

Net interest income percentage change	-10.9%	-6.0%	N/A	5.6%	9.7%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

The numbers in 2009 show less fluctuation when compared to 2008.  In 2009, year one reflected an increase in net interest income of 3.3% compared to 5.6% projected increase from 2008 with a 100 basis point increase.  The 300 basis point increase in rates reflected a 5.8% increase in net interest income in 2009 compared to a 9.7% increase in 2008.  The 100 point decrease in rates reflected a 3.6% decrease in net interest income in 2009 compared to a 6.0% decrease in 2008.  The risk is less in 2009 due to the current status of existing interest rates and their effect on rate sensitive assets and rate sensitive liabilities.  Based on the model, a 300 basis point decrease in rates would decrease net interest income.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Total securities maturing within one year along with cash and cash equivalents totaled $38.4 million at December 31, 2009.  Additionally, securities available-for-sale with maturities greater than one year totaled $164.4 million at December 31, 2009.  The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.  In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.  At December 31, 2009 these balances totaled $105.0 million, approximately 20% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  We have sufficient collateral to borrow an additional $47 million from the FHLB at December 31, 2009.

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

Liquidity Ratios

	December 31
	2009	2008	2007
Average Loans (including loans held for sale)/Average Deposits	81.1%	86.2%	89.6%
Average Securities sold under agreements to repurchase and other borrowings/Average Assets	3.2%	3.3%	3.0%

This chart shows that the loan to deposit ratio decreased in 2009 and 2008.  The decrease in the ratio in 2009 compared to 2008 is mainly attributable to an increase in deposits.  The decrease in the ratio in 2008 compared to 2007 is also mainly attributable to an increase in deposits.

Item 8.  Financial Statements

The consolidated financial statements of the Company together with the notes thereto and report of independent registered public accountants are contained in the Company’s 2009 Annual Report to Stockholders included as Exhibit 13, and are incorporated herein by reference.  No other portion of the 2009 Annual Report to Stockholders is to be deemed “filed” as part of this filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Kentucky Bancshares, Inc.

Paris, Kentucky

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP

Crowe Horwath LLP

Lexington, Kentucky

March 29, 2010

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

CONSOLIDATED BALANCE SHEETS

December 31

	2009	2008
ASSETS
Cash and due from banks	$12,387,128	$16,410,988
Federal funds sold	22,034,005	20,695,000
Cash and cash equivalents	34,421,133	37,105,988
Securities available for sale	168,411,026	172,833,766
Mortgage loans held for sale	191,000	—
Loans	425,418,387	424,276,517
Allowance for loan losses	(7,600,594)	(5,464,864)
Net loans	417,817,793	418,811,653

Federal Home Loan Bank stock	6,730,600	6,730,600
Real estate owned, net	4,541,762	1,839,984
Bank premises and equipment, net	17,609,800	17,874,706
Interest receivable	4,620,755	5,155,727
Mortgage servicing rights	822,446	465,271
Goodwill	13,116,710	13,116,710
Other intangible assets	1,262,941	1,522,677
Other assets	5,685,230	3,318,146

Total assets	$675,231,196	$678,775,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$97,005,532	$90,479,772
Time deposits, $100,000 and over	105,036,220	108,465,600
Other interest bearing	334,404,746	321,862,857
Total deposits	536,446,498	520,808,229
Repurchase agreements and other borrowings	8,225,579	10,717,277
Federal Home Loan Bank advances	56,095,638	77,300,931
Subordinated debentures	7,217,000	7,217,000
Interest payable	2,122,476	2,874,192
Other liabilities	4,158,430	2,817,043
Total liabilities	614,265,621	621,734,672

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,739,511 and 2,745,729 shares issued and outstanding in 2009 and 2008	12,416,487	12,343,958
Retained earnings	47,213,455	44,682,526
Accumulated other comprehensive income	1,335,633	14,072
Total stockholders’ equity	60,965,575	57,040,556

Total liabilities and stockholders’ equity	$675,231,196	$678,775,228

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

	2009	2008	2007
Interest income
Loans, including fees	$24,951,383	$27,481,123	$31,798,307
Securities
Taxable	3,651,419	4,360,377	3,810,348
Tax exempt	2,994,620	2,580,740	2,134,600
Other	331,380	706,621	1,475,831
	31,928,802	35,128,861	39,219,086
Interest expense
Deposits	9,233,716	11,381,410	15,124,114
Repurchase agreements and other borrowings	317,093	428,192	506,835
Federal Home Loan Bank advances	2,678,788	3,079,895	2,908,818
Subordinated debentures	279,381	469,651	494,338
	12,508,978	15,359,148	19,034,105

Net interest income	19,419,824	19,769,713	20,184,981
Provision for loan losses	3,450,000	3,700,000	1,000,000
Net interest income after provision for loan losses	15,969,824	16,069,713	19,184,981

Other income
Service charges	5,211,548	5,332,172	5,495,499
Loan service fee income (loss), net	160,478	(129,505)	57,867
Trust department income	519,834	477,891	515,149
Securities gains, net	1,619,312	658,037	36,556
Gain on sale of mortgage loans	1,205,383	410,539	432,314
Other	1,497,497	1,605,349	1,398,673
	10,214,052	8,354,483	7,936,058

Other expenses
Salaries and employee benefits	11,289,478	11,082,600	10,593,544
Occupancy expenses	2,645,669	2,737,648	2,560,353
Amortization	259,736	264,736	270,736
Advertising and marketing	443,604	521,105	545,648
Taxes other than payroll, property and income	591,369	705,789	683,443
Other	5,921,727	4,715,182	3,477,231
	21,151,583	20,027,060	18,130,955

Income before income taxes	5,032,293	4,397,136	8,990,084
Provision for income taxes	184,554	684,074	2,404,132

Net income	$4,847,739	$3,713,062	$6,585,952

Earnings per share:
Basic	$1.77	$1.34	$2.31
Diluted	1.77	1.33	2.30

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31

	2009	2008	2007

Net income	$4,847,739	$3,713,062	$6,585,952

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	3,621,677	536,241	892,171
Reclassification of realized amount	(1,619,312)	(658,037)	(36,556)
Net change in unrealized gain (loss) on securities	2,002,365	(121,796)	855,615
Less: Tax impact	680,804	(41,411)	290,909

Changes related to SFAS No. 158:
Net gain (loss)	—	1,000,135	210,941
Amortization of net gain (loss)	—	33,506	34,592
Total recognized in other comprehensive income	—	1,033,641	245,533
Less: Tax impact	—	351,438	83,481

Other comprehensive income	1,321,561	601,818	726,758

Comprehensive income	$6,169,300	$4,314,880	$7,312,710

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income	Equity

Balances, January 1, 2007	2,864,586	$12,533,414	$44,061,889	$(1,314,504)	$55,280,799

Common stock issued including tax benefit, net (including stock grants of 4,961 shares and employee gifts of 93 shares)	14,672	175,387	—	—	175,387
Stock compensation expense	—	96,178	—	—	96,178
Common stock purchased	(30,202)	(132,397)	(800,680)	—	(933,077)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	564,706	564,706
Net loss and prior service cost arising during the year on employee pension plan	—	—	—	162,052	162,052
Net income	—	—	6,585,952	—	6,585,952
Dividends declared - $1.08 per share	—	—	(3,087,899)	—	(3,087,899)
Balances, December 31, 2007	2,849,056	$12,672,582	$46,759,262	$(587,746)	$58,844,098

Common stock issued including tax benefit, net (including stock grants of 4,025 shares and employee gifts of 91 shares)	10,821	16,829	—	—	16,829
Stock compensation expense	—	135,327	—	—	135,327
Common stock purchased	(114,148)	(480,780)	(2,668,901)	—	(3,149,681)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	(80,385)	(80,385)
Recognition of net loss and prior service cost through earnings due to the termination of the pension plan, net of tax	—	—	—	682,203	682,203
Net income	—	—	3,713,062	—	3 713,062
Dividends declared - $1.08 per share	—	—	(3,120,897)	—	(3,120,897)
Balances, December 31, 2008	2,745,729	$12,343,958	$44,682,526	$14,072	$57,040,556

Common stock issued including tax benefit, net (including stock grants of 4,150 shares and employee gifts of 104 shares)	4,254	1,670	—	—	1,670
Stock compensation expense	—	115,020	—	—	115,020
Common stock purchased	(10,472)	(44,161)	(121,945)	—	(166,106)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	1,321,561	1,321,561
Net income	—	—	4,847,739	—	4,847,739
Dividends declared - $0.80 per share	—	—	(2,194,865)	—	(2,194,865)
Balances, December 31, 2009	2,739,511	$12,416,487	$47,213,455	$1,335,633	$60,965,575

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2009	2008	2007

Cash flows from operating activities
Net income	$4,847,739	$3,713,062	$6,585,952
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,519,465	1,850,726	1,499,855
Provision for loan losses	3,450,000	3,700,000	1,000,000
Securities amortization (accretion), net	1,405,638	(193,918)	(178,289)
Securities (gains) losses, net	(1,619,312)	(658,037)	(36,556)
Originations of loans held for sale	(51,932,502)	(18,605,081)	(16,061,200)
Proceeds from sale of loans	52,946,885	19,015,620	16,493,514
Gain on sale of mortgage loans	(1,205,383)	(410,539)	(432,314)
Stock based compensation expense	115,020	135,327	96,178
Federal Home Loan Bank stock dividends	—	(262,400)	—
Losses (gain) on sale of fixed assets	62,510	4,538	(2,672)
Losses (gain) on other real estate	(17,124)	94,213	8,352
Changes in:
Interest receivable	534,972	64,087	434,055
Other assets	(2,884,848)	(3,010,386)	42,068
Interest payable	(751,716)	(2,109,357)	1,300,764
Other liabilities	660,584	379,782	(164,587)
Net cash from operating activities	7,131,928	3,707,637	10,585,120

Cash flows from investing activities
Purchases of securities	(123,735,135)	(126,927,213)	(100,874,783)
Proceeds from sales of securities	68,100,558	40,241,628	19,323,795
Proceeds from principal payments and maturities of securities	62,273,355	62,331,524	62,762,514
Net change in loans	(6,640,283)	(11,447,364)	24,602,312
Purchases of bank premises and equipment	(824,108)	(2,715,086)	(3,037,632)
Proceeds from sale of other real estate	1,499,489	278,815	681,994
Proceeds from sale of bank premises and Equipment	—	5,000	2,672
Net cash from investing activities	673,876	(38,232,696)	3,460,872

Cash flows from financing activities
Net change in deposits	15,638,269	34,803,011	17,197,299
Net change in repurchase agreements and other borrowings	(2,291,698)	1,182,647	(3,892,283)
Advances from Federal Home Loan Bank	11,000,000	64,000,000	—
Payments on Federal Home Loan Bank advances	(32,277,929)	(50,707,458)	(16,010,495)
Proceeds from note payable	2,900,000	5,500,000	—
Payments on note payable	(3,100,000)	(2,700,000)	(700,000)
Proceeds from issuance of common stock, including options and grants, including tax benefits	1,670	16,829	175,387
Purchase of common stock	(166,106)	(3,149,681)	(933,077)
Dividends paid	(2,194,865)	(3,120,897)	(3,087,899)
Net cash from financing activities	(10,490,659)	45,824,451	(7,251,068)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2009	2008	2007

Net change in cash and cash equivalents	$(2,684,855)	$11,299,392	$6,794,924

Cash and cash equivalents at beginning of year	37,105,988	25,806,596	19,011,672

Cash and cash equivalents at end of year	$34,421,133	$37,105,988	$25,806,596

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$13,260,694	$17,468,505	$17,733,341
Income taxes	400,000	1,800,000	2,600,000

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$4,184,143	$1,445,027	$1,047,485

See accompanying notes.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the Company), its wholly-owned subsidiary, Kentucky Bank (the Bank), and the Bank’s wholly-owned subsidiary, KB Special Assets Unit, LLC.  Intercompany transactions and balances have been eliminated in consolidation.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Loans Held for Sale:  Loans held for sale are valued at the lower of cost or fair value as determined by outstanding commitments from investors or current secondary market prices, calculated on the aggregate loan basis.  The Company also provides for any losses on uncovered commitments to lend or sell.

Loans:  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest income on loans is recognized on the accrual basis except for those loans on a nonaccrual status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful.  Interest income on mortgage and consumer loans is discontinued at the time the loan is 90 days delinquent, and interest income on commercial loans is discontinued at the time the loan is 120 days delinquent, unless the loan is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

Concentration of Credit Risk:  Most of the Company’s business activity is with customers located within Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties located in Kentucky.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans,  for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Commercial and commercial real estate loans over $200 thousand are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $321,067, $287,412 and $271,934 for the years ended December 31, 2009, 2008 and 2007.  Late fees and ancillary fees related to loan servicing are not material.

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

Investments in Limited Partnerships:  Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits.  The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments.  These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet.  These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable.  The investment recorded at December 31, 2009 and 2008 was $1.9 million and $0 and is included with other assets in the balance sheet.

Repurchase Agreements:  Substantially all repurchase agreement liabilities represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock-Based Compensation:  Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

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

Goodwill:   Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Adoption of New Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (ASC 820-10).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which is currently FASB ASC 820-10.  This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (ASC 805).   ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  ASC 805 was effective for fiscal years beginning on or after December 15, 2008.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, to replace Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and to establish the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification was effective for financial statements issued for periods after September 15, 2009.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ( ASC 260-10).  This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method.  ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities.  This requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement.  The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.   Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded.  ASC 320-10 was effective for interim and annual reporting periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has not previously recognized impairment charges, representing the non-credit portion.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10).  This FSP emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly.  Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  When observable transactions or quoted prices are not considered orderly, then

little, if any, weight should be assigned to the indication of the asset or liability’s fair value.   Adjustments to those transactions or prices would be needed to determine the appropriate fair value.  The FSP, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (ASC 820). This Update provides amendments to ASC 820 for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820.  The amendments in this guidance also clarify that both a quoted price for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements.  The guidance was effective for the first reporting period beginning after issuance.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810).  The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement.  The adoption of this guidance is not expected to have a material impact on its consolidated results of operations or financial position upon adoption.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement at December 31, 2009 and 2008 was $0 and $545,000.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2009 and 2008 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2009
U. S. government agencies	$45,167,791	$12,613	$(447,567)	$44,732,837
States and municipals	78,794,022	1,691,036	(362,241)	80,122,817
Mortgage-backed - residential	42,155,527	1,259,143	(151,560)	43,263,110
Equity securities	270,000	22,262	—	292,262

Total	$166,387,340	$2,985,054	$(961,368)	$168,411,026

2008
U. S. government agencies	$19,138,719	$211,715	$—	$19,350,434
States and municipals	65,090,412	1,061,559	(2,181,346)	63,970,625
Mortgage-backed - residential	88,313,313	1,142,060	(232,625)	89,222,748
Equity securities	270,000	19,959	—	289,959

Total	$172,812,444	$2,435,293	$(2,413,971)	$172,833,766

The amortized cost and fair value of securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value

Due in one year or less	$3,907,545	$4,017,466
Due after one year through five years	28,220,470	28,306,601
Due after five years through ten years	38,197,495	38,755,895
Due after ten years	53,636,303	53,775,692
	123,961,813	124,855,654
Mortgage-backed - residential	42,155,527	43,263,110
Equity	270,000	292,262

Total	$166,387,340	$168,411,026

Proceeds from sales of securities during 2009, 2008 and 2007 were $68,100,558, $40,241,628 and $19,323,795.  Gross gains of $1,677,293, $697,374 and $180,005 and gross losses of $57,981, $39,337 and $143,449, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $550,566, $223,733 and $12,429, respectively.

Securities with an approximate carrying value of $143,643,000 and $141,245,000 at December 31, 2009 and 2008, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year end 2009 and 2008 not recognized in income are as follows:

2009

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$35,216,173	$(447,567)	$—	$—	$35,216,173	$(447,567)
States and municipals	25,125,820	(348,302)	869,404	(13,939)	25,995,224	(362,241)
Mortgage-backed - residential	11,930,310	(151,560)	—	—	11,930,310	(151,560)

Total temporarily impaired	$72,272,303	$(947,429)	$869 404	$(13,939)	$73,141,707	$(961,368)

2008

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

States and municipals	$13,054,613	$(587,065)	$23,023,662	$(1,594,281)	$36,078,275	$(2,181,346)
Mortgage-backed - residential	30,903,300	(165,135)	1,564,430	(67,490)	32,467,730	(232,625)

Total temporarily impaired	$43,957,913	$(752,200)	$24,588,092	$(1,661,771)	$68,546,005	$(2,413,971)

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

Unrealized losses on securities have not been recognized into income because the issues are of high credit quality, management does not intend to sell and it is more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the securities approach maturity.

At December 31, 2009, nine U.S. government agency securities have unrealized loss with aggregate depreciation of 1.2% from their amortized cost, two mortgage-backed securities have unrealized losses with aggregate depreciation of 1.2% from their amortized cost basis, and sixty one states and municipals have unrealized losses with aggregate depreciation of 1.4% from their amortized cost basis.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  The Company believes there is no other than temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 - LOANS

Loans at year-end were as follows:

	2009	2008

Commercial	$21,932,828	$21,505,019
Real estate construction	16,864,509	16,818,668
Real estate mortgage	287,444,169	286,845,709
Agricultural	80,619,328	80,778,758
Consumer	18,277,491	17,643,301
Other	280,062	685,062

	$425,418,387	$424,276,517

Activity in the allowance for loan losses was as follows:

	2009	2008	2007

Beginning balance	$5,464,864	$4,878,732	$4,991,277
Charge-offs	(1,828,613)	(3,395,734)	(1,268,568)
Recoveries	514,343	281,866	156,023
Provision for loan losses	3,450,000	3,700,000	1,000,000

Ending balance	$7,600,594	$5,464,864	$4,878,732

Individually impaired loans were as follows:

	2009	2008

Year-end loans with no allocated allowance for loan losses	$19,206,000	$3,833,000
Year-end loans with allocated Allowance for loan losses	14,266,000	1,298,000

Total	$33,472,000	$5,131,000

Amount of the allowance for loan losses allocated	$4,064,000	$320,000

	2009	2008	2007

Average of individually impaired loans during year	7,758,000	3,263,000	1,379,000
Cash-basis interest income recognized	1,000	88,000	121,000

Nonperforming loans were as follows:

	2009	2008
Loans past due over 90 days still on accrual	$2,526,000	$779,000
Nonaccrual loans	12,038,000	6,562,000

Nonaccrual loans secured by real estate make up 99% of the total nonaccruals.

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2009 and 2008.  An analysis of the activity with respect to all director and executive officer loans is as follows:

	2009	2008

Balance, beginning of year	$3,969,000	$4,179,000
New loans	1,200,000	1,020,000
Effect of changes in composition of related parties	—	—
Repayments	(448,000)	(1,230,000)

Balance, end of year	$4,721,000	$3,969,000

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $132,154,000 and $112,553,000 at December 31, 2009 and 2008.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $643,000 and $605,000 at December 31, 2009 and 2008.

Activity for mortgage servicing rights and the related valuation allowance follows:

	2009	2008	2007

Servicing Rights:
Beginning balance	$465,271	$696,826	$745,834
Additions	517,764	185,362	165,059
Amortization	(235,589)	(203,917)	(214,067)
Change in valuation allowance	75,000	(213,000)	—

Ending balance	$822,446	$465,271	$696,826

Valuation Allowance:
Beginning balance	$213,000	$—	$—
Additions expensed	—	213,000	—
Reductions credited to operations	75,000	—	—

Ending balance	$138,000	$213,000	$—

The fair value of servicing rights was $976,000 and $539,000 at year-end 2009 and 2008.  Fair value at year-end 2009 was determined using a discount rate of 12.0%, prepayment speeds ranging from 8.0% to 26.3%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.  Fair value at year-end 2008 was determined using a discount rate of 12.0%, prepayment speeds ranging from 14.1% to 40.5%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 6.2 years.  Estimated amortization expense for each of the next five years is:

2010	$196,000
2011	162,000
2012	131,000
2013	102,000
2014	75,000

NOTE 5 - REAL ESTATE OWNED

Activity in the valuation allowance was as follows:

	2009	2008	2007

Beginning of year	$46,000	$—	$8,125
Additions charged to expense	32,950	46,000	—
Recovery from sale	(66,750)	—	(8,125)

End of year	$12,200	$46,000	$—

Expenses related to foreclosed assets include:

	2009	2008	2007

Net loss (gain) on sales	$(54,075)	$48,213	$(5,023)
Provision for unrealized losses	32,950	46,000	8,125
Operating expenses, net of rental income	292,898	198,128	12,912

End of year	$271,773	$292,341	$16,014

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2009	2008

Land and buildings	$19,562,508	$18,789,227
Furniture and equipment	13,945,340	13,030,204
Construction projects	—	1,249,305
	33,507,848	33,068,736
Less accumulated depreciation	(15,898,048)	(15,194,030)

	$17,609,800	$17,874,706

Depreciation expense was $1,026,504, $1,154,156 and $1,041,368 in 2009, 2008, and 2007.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

	2009	2008	2007

Beginning of year	$13,116,710	$13,116,710	$13,116,710
Acquired goodwill	—	—	—
Impairment	—	—	—

End of year	$13,116,710	$13,116,710	$13,116,710

Goodwill is not amortized but instead evaluated periodically for impairment.

Acquired intangible assets were as follows at year-end:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$2,530,102	$1,267,161	$2,530,102	$1,007,425

Aggregate amortization expense was $259,736, $264,736 and $270,736 for 2009, 2008 and 2007.

Estimated amortization expense for each of the next five years:

2010	$253,736
2011	243,736
2012	233,736
2013	214,973
2014	139,760

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test.  Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit.  We determined the fair value of our reporting unit and compared it to its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.

Our annual impairment analysis as of December 31, 2009, indicated that the Step 2 analysis was not necessary.  If needed, Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were $105,036,000 and $108,466,000 at year-end 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities of time deposits for the next five years are as follows:

2010	$172,778,253
2011	78,896,099
2012	4,956,084
2013	1,697,384
2014	3,882,469

Certain directors and executive officers of the Company and companies in which they have beneficial ownership are deposit customers of the Bank. The amount of these deposits was approximately $2,479,000 and $2,212,000 at December 31, 2009 and 2008.

NOTE 9 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government securities with a carrying amount of $6,504,052 and $12,667,471 at year-end 2009 and 2008.

Repurchase agreements generally mature within one year from the transaction date and range in maturities from 1 day to 26 months.  The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement.  Information concerning repurchase agreements for 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007

Average daily balance during the year	$8,575,533	$9,685,901	$10,415,241
Average interest rate during the year	2.43%	2.97%	4.18%
Maximum month-end balance during the year	$11,935,308	$13,125,185	$16,072,679
Weighted average interest rate at year end	1.33%	3.09%	4.72%

Promissory note payable of $2,900,000 at December 31, 2009 matures July 30, 2010, and has no scheduled principal payments and interest payable quarterly at prime, and is secured by 100% of the common stock of the bank.  The 2009 loan agreement contains certain covenants and performance terms.  The Bank was not in compliance with the non-performing asset covenant at December 31, 2009.  However, a debt covenant waiver was obtained from the lending institution.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2009	2008
Maturities February 2010 through March 2030, fixed rates from 1.00% to 7.23%, averaging 3.65%	$56,095,638	$77,300,931

Advances are paid either on a monthly basis or at maturity.  All advances require a prepayment penalty, and are secured by the FHLB stock and substantially all first mortgage residential, multi-family and farm real estate loans.

Scheduled principal payments due on advances during the years subsequent to December 31, 2009 are as follows:

2010	$11,159,205
2011	11,321,633
2012	11,466,738
2013	8,511,476
2014	6,250,000
Thereafter	7,386,586

$56,095,638

NOTE 11 — SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”).  The Trust issued $217,000 of common securities to the Company and $7,000,000 of trust preferred securities as part of a pooled offering of such securities.  The Company issued $7,217,000 subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust.  The debentures paid interest quarterly at 7.06% for the first 5 years.  Starting September 2009, the rate converted to three-month LIBOR plus 3.00 adjusted quarterly, which was 3.29% at year-end 2009.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

The Company may redeem the subordinated debentures, in whole or in part, beginning September 2009 at a price of 100% of face value.  The subordinated debentures must be redeemed no later than 2033.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

NOTE 12 - INCOME TAXES

Income tax expense was as follows:

	2009	2008	2007

Current	$209,944	$1,234,414	$2,457,421
Deferred	(25,390)	(550,340)	(53,289)

	$184,554	$684,074	$2,404,132

Year-end deferred tax assets and liabilities were due to the following.  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2009	2008

Deferred tax assets
Allowance for loan losses	$2,609,702	$1,883,554
Pension plan cost	—	524,547
Other	147,768	125,668

Deferred tax liabilities
Unrealized gain on securities	(688,053)	(7,249)
Bank premises and equipment	(974,155)	(843,316)
FHLB stock	(1,343,242)	(1,343,242)
Mortgage servicing rights	(279,632)	(158,192)
Core deposit intangibles	(399,031)	(440,106)
Other	(188,050)	(200,943)

Net deferred tax liability	$(1,114,693)	$(459,279)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2009	2008	2007

U. S. federal income tax rate	34.0%	34.0%	34.0%
Changes from the statutory rate
Tax-exempt investment income	(23.8)	(21.4)	(9.2)
Historic and low income tax credits	(8.5)	—	—
Non-deductible interest expense related to carrying tax-exempt investments	2.2	2.5	1.3
Other	(0.2)	0.5	0.6

	3.7%	15.6%	26.7%

Federal income tax laws provided the Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $441,000 liability at December 31, 2009.  The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve.  However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $441,000 would be recorded as expense.

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2009 and December 31, 2008 related to unrecognized tax benefits.

The Company and its subsidiary file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2006.

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2009	2008	2007

Basic Earnings Per Share Net income	$4,847,739	$3,713,062	$6,585,952
Weighted average common shares outstanding	2,736,631	2,778,037	2,852,094
Basic earnings per share	$1.77	$1.34	$2.31

Diluted Earnings Per Share
Net income	$4,847,739	$3,713,062	$6,585,952
Weighted average common shares outstanding	2,736,631	2,778,037	2,852,094
Add dilutive effects of assumed exercise of stock options	—	4,040	10,292
Weighted average common and dilutive potential common shares outstanding	2,736,631	2,782,077	2,862,386
Diluted earnings per share	$1.77	$1.33	$2.30

Stock options of 36,250 shares common stock from 2009, 30,700 shares common stock from 2008 and 29,200 shares common stock from 2007 were excluded from diluted earnings per share because their impact was antidilutive.  Stock grants of 17,655 shares common stock from 2009 were excluded from diluted earnings per share because their impact was antidilutive.

NOTE 14 - RETIREMENT PLANS

The Company terminated its defined pension plan as of December 31, 2008.  The plan covered substantially all of its employees.  The Company’s funding policy was to contribute annually the maximum amount that could be deducted for federal income tax purposes.  Benefits were based on one percent of employee average earnings for the previous five years times years of credited service.  Final distributions were at the discretion of the employee.  Expense recognized in connection with the termination of the plan was $874,391 in 2009 and $562,607 in 2008.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

	2009	2008	2007

Service cost	$—	$518,241	$483,518
Interest cost	—	469,542	405,547
Expected return on plan assets	—	(480,850)	(439,253)
Amortization	—	33,506	34,592

Net periodic cost	$—	$540,439	$484,404

Net loss (gain)	—	(1,000,135)	(210,941)
Prior service cost (credit)	—	—	—
Amortization of net (gain) loss	—	(33,506)	(34,592)
Total recognized in other comprehensive income	—	(1,033,641)	(245,533)

Total recognized in net periodic benefit cost and other comprehensive income	$—	$(493,202)	$238,871

As of December 31, 2008, the date of termination, the projected benefit obligation was $6,749,694 and the fair value of the plan assets was $5,206,908.

The difference of $1,542,786 was recognized in other liabilities on the consolidated balance sheet.  An additional $874,391 was expensed in 2009 to make final distributions to the employees.

The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision.  Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors.  Expense recognized in connection with the plan was $560,588, $408,491 and $434,203 in 2009, 2008 and 2007.

NOTE 15 - STOCK BASED COMPENSATION

The Company has four share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $115,020, $135,327, and $96,178 for 2009, 2008 and 2007.  The total income tax benefit was $0, $1,446, and $3,611.

Two Stock Option Plans

Under its expired 1999 Employee Stock Option Plan, the Company has granted certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years and provided for issuance of up to 100,000 options.  Under the expired 1993 Non-Employee Directors Stock Ownership Incentive Plan, the Company had also granted certain directors stock option awards which vest and become fully exercisable immediately and provided for issuance of up to 20,000 options.  The exercise price of each option, which has a ten year life, was equal to the market price of the Company’s stock on the date of grant.

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

The fair value of options granted under both plans was determined using the following weighted-average assumptions as of grant date.  No options have been granted in 2009.

	2008	2007

Fair value of options granted	$2.38	$4.22
Risk-free interest rate	2.96%	4.51%
Expected term	8 years	8 years
Expected stock price volatility	11.05%	12.69%
Dividend yield	3.61%	3.48%

Summary of activity in the stock option plan for 2009 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	50,169	$28.57
Granted	—	—
Forfeited or expired	(13,919)	26.36
Exercised	—	—
Outstanding, end of year	36,250	$29.42	48.7 months	$—

Vested and expected to vest	36,250	$29.42	48.7 months	$—

Exercisable, end of year	33,880	$29.34	47.9 months	$—

Options outstanding at year-end 2009 were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

From $23.50 to $28.00 per share	12,850	29.4	25.47	12,850	25.47
From $29.50 to $31.00 per share	15,750	64.6	30.46	13,380	30.45
From $33.90 to $34.00 per share	7,650	48.3	33.91	7,650	33.91
	36,250			33,880

Information related to the stock option plan during each year follows:

	2009	2008	2007

Intrinsic value of options exercised	$—	$59,700	$141,258
Cash received from option exercises	—	148,293	178,692
Tax benefit realized from option exercises	—	1,446	3,611
Weighted average fair value of options granted	—	1,904	3,376

As of December 31, 2009, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock options have expired, as of December 31, 2009 neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 4,150 shares issued during 2009 and 4,025 shares issued during 2008.  There were 516 shares forfeited during 2009 and 312 shares forfeited during 2008.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2009	10,006	$306,023
Granted	4,150	71,173
Vested	(3,518)	(102,983)
Forfeited	(516)	(13,180)

Nonvested at December 31, 2009	10,122	$261,033

As of December 31, 2009, there was $225,424 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 5 years.  The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $45,192, $53,784 and $23,839.  As of December 31, 2009, the restricted stock grant plan allows for additional restricted stock share awards of up to 33,847 shares.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  As of December 31, 2009 no awards have been granted under the plan and 150,000 shares are still available.

NOTE 16 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years.  During 2010 the Bank could, without prior approval, declare dividends on any 2010 net profits retained to the date of the dividend declaration plus $2,365,000.

NOTE 17 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Loan Servicing Rights:  Fair Value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification.

Assets and Liabilities Measured on a Recurring Basis

For this disclosure, the Company only has available for sale investment securities that meet the requirement.

Available for sale investment securities are the Company’s only balance sheet item that meet the disclosure requirements for instruments measured at fair value on a recurring basis.  Disclosures are as follows in the tables below.

(In thousands)

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$44,733	$—	$44,733	$—
States and municipals	80,123	—	80,123	—
Mortgage-backed - residential	43,263	—	43,263	—
Equity securities	292	292	—	—
Total	$168,411	$292	$168,119	$—

(In thousands)

	Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$19,350	$—	$19,350	$—
States and municipals	63,971	—	63,971	—
Mortgage-backed - residential	89,223	—	89,223	—
Equity securities	290	290	—	—
Total	$172,834	$290	$172,544	$—

Assets measured at fair value on a non-recurring basis are summarized below:

(In thousands)

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,202	$—	$—	$10,202
Other real estate owned, net	68	—	—	68
Loan servicing rights	626	—	—	626

(In thousands)

	Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$978	$—	$—	$978
Other real estate owned, net	293	—	—	293
Loan servicing rights	261	—	—	261

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14.3 million, with a valuation allowance of $4.1 million at December 31, 2009, resulting in an additional provision for loan losses of $3.8 million for the year ending December 31, 2009.  At December 31, 2008, impaired loans had a carrying amount of $1.3 million, with a valuation allowance of $320 thousand, resulting in no additional provision for loan losses for the year ending December 31, 2008.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $68 thousand, which is made up of the outstanding balance of $80 thousand, net of a valuation allowance of $12 thousand at December 31, 2009, resulting in a write-down of $12 thousand for the year ending December 31, 2009.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $626 thousand, which is made up of the outstanding balance of $764 thousand, net of a valuation allowance of $138 thousand at December 31, 2009, resulting in a recovery of $75 thousand for the year ending December 31, 2009.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$34,421	$34,421	$37,106	$37,106
Securities	168,411	168,411	172,834	172,834
Loans, net	417,818	417,759	418,812	418,635
FHLB stock	6,731	N/A	6,731	N/A
Interest receivable	4,621	4,621	5,156	5,156

Financial liabilities
Deposits	$536,446	$541,691	$520,808	$528,949
Securities sold under agreements to repurchase and other borrowings	8,226	8,252	10,717	10,983
FHLB advances	56,096	57,633	77,301	79,665
Subordinated debentures	7,217	6,029	7,217	4,253
Interest payable	2,122	2,122	2,874	2,874

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:  Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  The methods for determining the fair values for securities were described previously.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads).  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance sheet items is not considered material.

NOTE 18 — OFF-BALANCE SHEET ACTIVITIES AND COMMITMENTS

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	2009	2008

Unused lines of credit	$70,171,230	$64,791,109
Commitments to make loans	2,961,000	5,214,000
Letters of credit	836,797	794,066

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

NOTE 20 — CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2009 and 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
2009
Consolidated
Total Capital (to Risk-Weighted Assets)	$58,398	12.6%	$36,957	8%	$46,196	N/A
Tier I Capital (to Risk-Weighted Assets)	52,593	11.4	18,478	4	27,718	N/A
Tier I Capital (to Average Assets)	52,593	8.0	26,201	4	32,752	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$60,675	13.1%	$36,941	8%	$46,177	10%
Tier I Capital (to Risk-Weighted Assets)	54,869	11.9	18,471	4	27,706	6
Tier I Capital (to Average Assets)	54,869	8.4	26,200	4	32,750	5

2008
Consolidated
Total Capital (to Risk-Weighted Assets)	$54,898	12.5%	$35,217	8%	$44,021	N/A
Tier I Capital (to Risk-Weighted Assets)	49,386	11.2	17,608	4	26,412	N/A
Tier I Capital (to Average Assets)	49,386	7.6	25,873	4	32,342	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$57,596	13.1%	$35,192	8%	$43,989	10%
Tier I Capital (to Risk-Weighted Assets)	52,088	11.8	17,596	4	26,394	6
Tier I Capital (to Average Assets)	52,088	8.1	25,863	4	32,329	5

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31

	2009	2008
	(In Thousands)
ASSETS
Cash on deposit with subsidiary	$413	$104
Investment in subsidiary	70,242	66,742
Securities available for sale	20	20
Other assets	417	507

Total assets	$71,092	$67,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Subordinated debentures	$7,217	$7,217
Notes payable	2,900	3,100
Other liabilities	9	15
Stockholders’ equity
Preferred stock	—	—
Common stock	12,417	12,344
Retained earnings	47,213	44,683
Accumulated other comprehensive income (loss)	1,336	14

Total liabilities and stockholders’ equity	$71,092	$67,373

Condensed Statements of Income and Comprehensive Income

Years Ended December 31

	2009	2008	2007
	(In Thousands)
Income
Dividends from subsidiary	$3,100	$3,900	$4,300
Interest income	—	—	1
Total income	3,100	3,900	4,301

Expenses
Interest expense	377	563	531
Other expenses	101	179	128
Total expenses	478	742	659

Income before income taxes and equity in undistributed income of subsidiary	2,622	3,158	3,642

Applicable income tax (expense) benefits	162	253	224

Income before equity in undistributed income of subsidiary	2,784	3,411	3,866

Equity in undistributed income of subsidiary	2,063	302	2,720

Net income	4,847	3,713	6,586

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	2,390	354	589
Reclassification of realized amount	(1,068)	(434)	(24)

Net change in unrealized gain (loss) on securities	1,322	(80)	565

Comprehensive income	$6,169	$3,633	$7,151

Condensed Statements of Cash Flows

Years Ended December 31

	2009	2008	2007
	(In Thousands)
Cash flows from operating activities
Net income	$4,847	$3,713	$6,586
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiary	(2,063)	(302)	(2,720)
Change in other assets	90	(24)	(58)
Change in other liabilities	(6)	(4)	(27)
Net cash from operating activities	2,868	3,383	3,781

Cash flows from investing activities
Proceeds from sales of securities available for sale	—	—	—
Net cash from investing activities	—	—	—

Cash flows from financing activities
Proceeds from note payable	2,900	5,500	—
Payments on note payable	(3,100)	(2,700)	(700)
Dividends paid	(2,195)	(3,121)	(3,088)
Proceeds from issuance of common stock	2	17	175
Purchase of common stock	(166)	(3,150)	(933)
Net cash from financing activities	(2,559)	(3,454)	(4,546)

Net change in cash	309	(71)	(765)

Cash at beginning of year	104	175	940

Cash at end of year	$413	$104	$175

NOTE 22 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted
2009
First quarter	$8,197	$4,751	$1,167	$0.43	$0.43
Second quarter	7,908	4,674	904	0.33	0.33
Third quarter	7,911	4,925	1,354	0.49	0.49
Fourth quarter	7,913	4,707	1,423	0.52	0.52

2008
First quarter	$9,253	$4,896	$1,193	$0.42	$0.42
Second quarter	8,675	5,038	1,486	0.53	0.53
Third quarter	8,788	5,100	1,356	0.49	0.49
Fourth quarter	8,413	4,736	(322)	(0.10)	(0.11)

The Company recorded a $874 thousand in additional pension plan expense during the second quarter of 2009.  In the fourth quarter of 2009, the Company recorded a $2.1 million addition to the allowance for loan losses.  This was partially offset by $1.3 million in securities gains recorded in the fourth quarter of 2009.  Historic and Low Income Tax credits amounting to over $300 thousand were also booked during the fourth quarter of 2009.

The Company recorded a $2.2 million addition to the allowance for loan losses and $563 thousand expense related to the termination of the pension plan during the fourth quarter of 2008.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls.  The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of the Company’s disclosure controls and procedures which took place as of December 31, 2009, the Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods

General Overview of Internal Controls over Financial Reporting.  Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.  All internal controls, however, have inherent limitations regardless of how well they have been designed.

Management’s Annual Report on Internal Control over Financial Reporting.  Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, to the best of their knowledge, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

Management’s Conclusion Regarding Internal Control over Financial Reporting.  As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Set forth below is information about our executive officers who do not serve as Directors, including their business experience for at least the past five years and their ages as of March 29, 2010.

Name	Age	Position with the Company

Brenda S. Bragonier	53	Senior Vice President, Director of Marketing and Human Resources since 1999.

Gregory J. Dawson	49	Senior Vice President, Chief Financial Officer since 1989.

Norman J. Fryman	60	Senior Vice President, Director of Sales and Service since 2004.

Clark Nyberg	57	Senior Vice President, Director of Wealth Management since 2004.

Martha Woodford	56	Senior Vice President, Director of Operations, Since 2006. Assistant Director of Operations from 2004 to 2006.

The remaining information required by Item 10 is hereby incorporated by reference under the headings “Corporate Governance” and “Proposal No. 2 — Election of Directors” from the Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 19, 2010, which will be filed with the Commission on or about April 15, 2010, pursuant to Regulation 14A (“2010 Proxy Statement”).

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference under the headings “Executive Compensation,” “Compensation Committee Report” and “Compensation of Named Executive Officers” in the 2010 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference under the heading “Stock Ownership of Directors and Executive Officers” in the 2010 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference under the headings “Corporate Governance” and “Transactions with Related Persons” in the 2010 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference under the heading “Fees of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

The following financial statements are included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

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

10.2	Kentucky Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1998.

10.3	Schedule of 2006 Compensation Arrangements for Named Executive Officers is incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2005.

10.4	2005 Restricted Stock Grant Plan, including form of Award Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 15, 2005.

10.5	2009 Stock Award Plan, as incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009.

11	Computation of earnings per share - See Note 13 in the notes to consolidated financial statements included as Exhibit 13.

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 31, 2010
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 31, 2010
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford	March 29, 2010
Buckner Woodford, Chairman of the Board, Director

March , 2010
William Arvin, Director

/s/B. Proctor Caudill	March 29, 2010
B. Proctor Caudill, Director

/s/Henry Hinkle	March 26, 2010
Henry Hinkle, Director

/s/Theodore Kuster	March 29, 2010
Theodore Kuster, Director

/s/Betty J. Long	March 26, 2010
Betty J. Long, Director

/s/Ted McClain	March 26, 2010
Ted McClain, Director

/s/Edwin S. Saunier	March 26, 2010
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 26, 2010
Robert G. Thompson, Director

/s/Woodford Van Meter	March , 2010
Woodford Van Meter, Director

Kentucky Bancshares, Inc.

Exhibit Index

2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 24, 2006.

3.1	Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000.

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000.

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

10.2	Kentucky Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1998.

10.3	Schedule of 2006 Compensation Arrangements for Named Executive Officers is incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2005.

10.4	2005 Restricted Stock Grant Plan, including form of Award Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 15, 2005.

10.5	2009 Stock Award Plan, as incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009.

11	Computation of earnings per share - See Note 13 in the notes to consolidated financial statements included as Exhibit 13.

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.