Form 10-Q
period 2010-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2010-05-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes _____  No _____

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No   X  _

Number of shares of Common Stock outstanding as of April 30, 2010:  2,743,187.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statement of Changes in
             Stockholders' Equity                                   5

            Consolidated Statements of Cash Flows                   6

            Notes to Consolidated Financial Statements              7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   17

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           25

Item 4.     Controls and Procedures                                26

Part II - Other Information                                        27

Signatures                                                         28

Exhibits

     31.1  Certifications of Chief Executive Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       29

     31.2  Certifications of Chief Financial Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       31

     32    Certifications of Chief Executive Officer and Chief
           Financial Officer pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.                             33


Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(in thousands)                                        3/31/2010    12/31/2009
Assets
  Cash and due from banks                             $  16,088     $  12,387
  Federal funds sold                                     60,619        22,034
    Cash and cash equivalents                            76,707        34,421
  Securities available for sale                         191,089       168,411
  Mortgage loans held for sale                              899           191
  Loans                                                 422,270       425,418
  Allowance for loan losses                              (5,763)       (7,600)
    Net loans                                           416,507       417,818
  Federal Home Loan Bank stock                            6,731         6,731
  Real estate owned                                       5,739         4,542
  Bank premises and equipment, net                       17,964        17,610
  Interest receivable                                     4,362         4,620
  Mortgage servicing rights                                 810           822
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,198         1,263
  Other assets                                            5,467         5,685
    Total assets                                      $ 740,590     $ 675,231

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                              $ 118,285     $  97,005
    Time deposits, $100,000 and over                    153,358       105,036
    Other interest bearing                              333,965       334,405
      Total deposits                                    605,608       536,446
  Repurchase agreements and other borrowings              6,766         8,226
  Federal Home Loan Bank advances                        54,497        56,096
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        2,977         2,123
  Other liabilities                                       1,957         4,158
    Total liabilities                                   679,022       614,266

  Stockholders' equity
  Preferred stock, 300,000 shares
   authorized and unissued                                 -                -
  Common stock, no par value; 10,000,000 shares
   authorized; 2,743,471 and 2,739,511 shares
   issued and outstanding on March 31, 2010 and
   December 31, 2009                                     12,444        12,416
  Retained earnings                                      47,582        47,213
  Accumulated other comprehensive income                  1,542         1,336
    Total stockholders' equity                           61,568        60,965
    Total liabilities & stockholders' equity          $ 740,590     $ 675,231








See Accompanying Notes


KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(in thousands, except per share amounts)              Three Months Ending
                                                     3/31/2010   3/31/2009
INTEREST INCOME:
  Loans, including fees                                $ 5,910     $ 6,079
  Securities available for sale                          1,650       2,108
  Other                                                     11          10
    Total interest income                                7,571       8,197
INTEREST EXPENSE:
  Deposits                                               2,092       2,533
  Other                                                    610         912
    Total interest expense                               2,702       3,445
  Net interest income                                    4,869       4,752
  Loan loss provision                                      450         450
  Net interest income after provision                    4,419       4,302
NON-INTEREST INCOME:
  Service charges                                        1,096       1,146
  Loan service fee income                                   25          27
  Trust department income                                  115         109
  Securities available for sale gains, net                   3           4
  Gain on sale of mortgage loans                           126         378
  Other                                                    382         337
    Total other income                                   1,747       2,001
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,449       2,549
  Occupancy expenses                                       688         657
  Repossession expenses                                    336          90
  FDIC insurance                                           242         231
  Legal and professional fees                              124          47
  Data processing                                          203         202
  Debit card expenses                                      143         139
  Amortization                                              65          66
  Advertising and marketing                                129         124
  Taxes other than payroll, property and income            195         188
  Other                                                    598         591
    Total other expenses                                 5,172       4,884
  Income before taxes                                      994       1,419
  Income taxes                                              49         252
Net income                                             $   945     $ 1,167

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                   206       1,036

Comprehensive Income                                   $ 1,151     $ 2,203

Earnings per share
 Basic                                                 $  0.35     $  0.43
 Diluted                                                  0.35        0.43

Dividends per share                                       0.21        0.20





                                See Accompanying Notes


 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(in thousands, except share information)

                                                               Accumulated
                                                                                  Other            Total
                                           --Common Stock(1)--     Retained   Comprehensive     Stockholders'
                                            Shares     Amount      Earnings       Income           Equity
Balances, January 1, 2010                  2,739,511  $ 12,416     $ 47,213      $ 1,336         $ 60,965

Common stock issued, including tax
 benefit, net                                  3,960         -            -            -                -

Stock based compensation expense                   -        28            -            -               28

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                        -         -            -          206              206

Net income                                         -         -          945            -              945

Dividends declared - $0.21 per share               -         -         (576)           -             (576)

Balances, March 31, 2010                   2,743,471  $ 12,444     $ 47,582      $ 1,542         $ 61,568



(1)Common Stock has no par value; amount includes Additional Paid-in Capital




See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)                                              Three Months Ending
                                                         3/31/2010  3/31/2009
Cash Flows From Operating Activities
  Net Income                                              $    945   $  1,167
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                                394        334
  Securities amortization, net                                 203        200
  Stock based compensation expense                              28         29
  Provision for loan losses                                    450        450
  Securities (gains), net                                       (3)        (4)
  Originations of loans held for sale                       (5,179)   (17,678)
  Proceeds from sale of loans                                4,597     18,056
  Losses on sale of fixed assets                                 1          -
  Losses (gains) on other real estate, net                      (5)        38
  Gain on sale of mortgage loans                              (126)      (378)
  Changes in:
    Interest receivable                                        258        651
    Real estate owned, net                                     191        262
    Other assets                                               182     (3,551)
    Interest payable                                           854        842
    Other liabilities                                       (2,307)      (623)
      Net cash from operating activities                       483       (205)
Cash Flows From Investing Activities
  Purchases of securities                                  (43,228)   (42,811)
  Proceeds from principal payments, maturities and
   calls of securities                                      20,662     11,134
  Net change in loans                                         (532)    11,630
  Purchases of bank premises and equipment                    (647)      (237)
  Proceeds from the sale of bank premises and equipment          3          -
    Net cash from investing activities                     (23,742)   (20,284)
Cash Flows From Financing Activities:
  Net change in deposits                                    69,162      5,573
  Net change repurchase agreements and other borrowings     (1,260)     3,029
  Payments on Federal Home Loan Bank advances               (1,581)   (10,560)
  Payments on note payable                                    (200)      (200)
  Dividends paid                                              (576)      (550)
    Net cash from financing activities                      65,545     (2,708)
Net change in cash and cash equivalents                     42,286    (23,197)
Cash and cash equivalents at beginning of period            34,421     37,106
Cash and cash equivalents at end of period                $ 76,707   $ 13,909


Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest expense                                      $  1,848   $  2,603
    Income taxes                                                 -          -

Supplemental disclosures of non-cash investing
 activities
  Real estate acquired through foreclosure                $  1,801   $  2,890



See Accompanying Notes



KENTUCKY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Basis of Presentation: The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the Company), its wholly-owned subsidiary, Kentucky Bank (the Bank), and the Bank's wholly-owned subsidiary, KB Special Assets Unit, LLC. Intercompany transactions and balances have been eliminated in consolidation.

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

Estimates in the Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, mortgage servicing rights, real estate owned, goodwill and fair value of financial instruments are particularly subject to change.

Adoption of New Accounting Standards

Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures". The Financial Accounting Standards Board issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-
10. The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting. Specifically, the new guidance requires:

A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, the guidance clarifies the requirements of the following existing disclosures:

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. Additional disclosures have been made.

ASC Topic 860, "Transfers and Servicing". Effective January 1, 2010, the Company adopted new accounting guidance under ASC Topic 860 that requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial position or results of operations.

ASC Topic 810, "Consolidation". Effective January 1, 2010, the Company adopted new accounting guidance under ASC Topic 810 that amends prior guidance to change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The new guidance requires a number of new disclosures about an entity's involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will also be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial position or results of operations.



2.	SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:
(in thousands)
                                   Amortized  Unrealized  Unrealized     Fair
                                      Cost       Gains      Losses       Value

March 31, 2010
 U.S. government agencies          $  63,705    $    47     $ (171)   $  63,581
 States and political subdivisions    84,080      1,742       (496)      85,326
 Mortgage-backed - residential        40,698      1,294       (105)      41,887
 Equity securities                       270         25          -          295
  Total                            $ 188,753    $ 3,108     $ (772)   $ 191,089

December 31, 2009
 U.S. government agencies          $  45,168    $    13     $ (448)   $  44,733
 States and political subdivisions    78,794      1,691       (362)      80,123
 Mortgage-backed - residential        42,155      1,259       (151)      43,263
 Equity securities                       270         22          -          292
  Total                           $  166,387    $ 2,985     $ (961)   $ 168,411

The amortized cost and fair value of securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

(in thousands)                               Amortized        Fair
                                                Cost          Value

  Due in one year or less                    $   1,178      $   1,284
  Due after one year through five years         46,820         46,949
  Due after five years through ten years        43,371         44,257
  Due after ten years                           56,416         56,417
                                               147,785        148,907
  Mortgage-backed - residential                 40,698         41,887
  Equity                                           270            295

    Total                                    $ 188,753      $ 191,089



Securities with unrealized losses at March 31, 2010 and at December 31, 2009 not recognized in income are as follows:

March 31, 2010
                              Less than 12 Months      12 Months or More           Total
                              Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
Description of Securities     Value       Loss        Value       Loss       Value       Loss
U.S. Government agencies     $46,282    $  (171)    $    -     $     -     $46,282    $  (171)
States and municipals         30,233       (484)       761         (12)     30,994       (496)
Mortgage-backed - residential  14,698       (105)          -           -      14,698       (105)

Total temporarily impaired    $91,213    $  (760)    $   761     $   (12)    $91,974    $  (772)

December 31, 2009
                              Less than 12 Months      12 Months or More           Total
                              Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
Description of Securities     Value       Loss        Value       Loss       Value       Loss
U.S. Government agencies     $35,216    $  (448)    $    -     $     -     $35,216    $  (448)
States and municipals         25,126       (348)       870         (14)     25,996       (362)
Mortgage-backed - residential  11,930       (151)          -           -      11,930       (151)

Total temporarily impaired    $72,272    $  (947)    $   870     $   (14)    $73,142    $  (961)

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

Management believes the declines in fair value are largely due to changes in interest rates. The Company believes there is no other than temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.



3. LOANS

Loans at period-end are as follows:
(in thousands)
                                          3/31/10      12/31/09

Commercial                             $   27,812    $   21,933
Real estate construction                   15,475        16,865
Real estate mortgage                      283,849       287,444
Agricultural                               78,836        80,619
Consumer                                   16,040        18,277
Other                                         258           280
  Total                                $  422,270    $  425,418

Activity in the allowance for loan losses was as follows:
(in thousands)
                              3/31/10         3/31/09

Beginning balance            $  7,600        $  5,465
Charge-offs                    (2,589)           (328)
Recoveries                        302             412
Provision for loan losses         450             450

Ending balance               $  5,763        $  5,999

Individually impaired loans were as follows:
(in thousands)
                                          3/31/10      12/31/09

  Period-end loans with no allocated
   allowance for loan losses             $18,389       $19,206
  Period-end loans with allocated
   Allowance for loan losses              12,045        14,266

   Total                                 $30,434       $33,472

  Amount of the allowance for loan
   losses allocated                      $ 2,130       $ 4,064

Nonperforming loans were as follows:
                                        3/31/10       12/31/09
  Loans past due over 90 days still
   on accrual                         $   121,000   $ 2,526,000
  Nonaccrual loans                     15,408,000    12,038,000

Nonaccrual loans are included in impaired loans.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The decrease in impaired loans is primarily from $1.2 million transferred to real estate owned and $2.5 million recorded in chargeoffs during the first quarter of 2010. The increase in nonaccrual loans was primarily from various smaller balance loans being added during the first quarter of 2010.

The Company has no troubled debt restructurings as of March 31, 2010 and December 31, 2009.




4.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

                                              Three Months Ended
                                                         March 31
                                                     2010        2009
              (in thousands, except per share information)

Basic Earnings Per Share
  Net Income                                       $  945      $1,167
  Weighted average common shares outstanding        2,732       2,736
  Basic earnings per share                         $ 0.35      $ 0.43

Diluted Earnings Per Share
  Net Income                                       $  945      $1,167
  Weighted average common shares outstanding        2,732       2,736
  Add dilutive effects of assumed exercise
   of stock options                                     -           1
  Weighted average common and dilutive
   potential common shares outstanding              2,732       2,737
  Diluted earnings per share                       $ 0.35      $ 0.43

Stock options of 33,490 shares common stock for the three month period ended March 31, 2010 and 37,844 shares common stock for the three month period ended March 31, 2009 were excluded from diluted earnings per share because their impact was antidilutive. Stock grants of 21,705 shares common stock for the three month period ended March 31, 2010 and 13,505 shares common stock for the three month period ended March 31, 2009 were excluded from diluted earnings per share because their impact was antidilutive.

5.  STOCK COMPENSATION

The Company has four share based compensation plans as described below.

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



Summary of activity in the stock option plan for 2010 follows:

                                                      Weighted
                                          Weighted     Average
                                          Average     Remaining   Aggregate
                                          Exercise   Contractual  Intrinsic
                                 Shares    Price        Term        Value

Outstanding, beginning of year   36,250    $29.42
Granted                               -         -
Forfeited or expired             (2,760)    27.93
Exercised                             -         -
Outstanding, end of period       33,490    $29.54   47.4 months   $      -

Vested and expected to vest      33,490    $29.54   47.4 months   $      -

Exercisable, end of period       33,490    $29.54   47.4 months   $      -

As of March 31, 2010, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Since both stock option plans have expired, as of March 31, 2010 no additional options can be granted.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company's stockholders approved a restricted stock grant plan. Total shares issuable under the plan are 50,000. There were 4,020 shares issued during 2010 and 4,150 shares issued during 2009. There were 60 shares forfeited during 2010 and 516 shares forfeited during 2009. As of March 31, 2010, the restricted stock grant plan allows for additional restricted stock share awards of up to 29,887 shares.


A summary of changes in the Company's nonvested shares for the year follows:

                                                           Weighted-Average
                                                              Grant-Date
     Nonvested Shares                    Shares               Fair Value

  Nonvested at January 1, 2010           10,122               $ 261,033
  Granted                                 4,020                  65,928
  Vested                                 (2,740)                (73,936)
  Forfeited                                 (60)                 (1,507)

    Nonvested at March 31, 2010          11,342               $ 251,518

As of March 31, 2010, there was $264,264 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, the Company's stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan are 150,000. As of March 31, 2010 no awards have been granted under the plan and 150,000 shares are still available.



6.	  FAIR VALUE MEASUREMENTS

ASC Topic 820, "Fair Value Measurements and Disclosures", defines fair value, establishes a framework for measuring fair value, and sets forth disclosures about fair value measurements. ASC Topic 825, "Financial Instruments", allows entities to choose to measure certain financial assets and liabilities at fair value. The Company has not elected the fair value option for any financial assets or liabilities.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This Topic describes three levels of inputs that may be used to measure fair value:

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

Level 3 - Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value:

Investment Securities: The fair values for available for sale investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

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

Mortgage Servicing Rights: Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification.

Assets and Liabilities Measured on a Recurring Basis

For this disclosure, the Company only has available for sale investment securities that meet the requirement.

Available for sale investment securities are the Company's only balance sheet item that meet the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures are as follows in the tables below.

(In thousands)                    Fair Value Measurements at March 31, 2010 Using:

                                        Quoted Prices
                                          In Active
                                          Markets for  Significant Other   Significant
                                           Identical       Observable     Unobservable
                               Carrying     Assets           Inputs          Inputs
Description                      Value     (Level 1)        (Level 2)       (Level 3)
U. S. government agencies       $ 63,581    $      -          $ 63,581       $       -
States and municipals             85,326           -            85,326               -
Mortgage-backed - residential     41,887           -            41,887               -
Equity securities                   295         295                -               -
  Total                        $191,089    $    295         $190,794        $      -

 (In thousands)                   Fair Value Measurements at December 31, 2009 Using:

                                        Quoted Prices
                                          In Active
                                          Markets for  Significant Other   Significant
                                           Identical       Observable     Unobservable
                               Carrying     Assets           Inputs          Inputs
Description                      Value     (Level 1)        (Level 2)       (Level 3)
U. S. government agencies       $ 44,733    $      -          $ 44,733       $       -
States and municipals             80,123           -            80,123               -
Mortgage-backed - residential     43,263           -            43,263               -
Equity securities                   292         292                -               -
  Total                        $168,411    $    292         $168,119        $      -




Assets measured at fair value on a non-recurring basis are summarized below:

(In thousands)              Fair Value Measurements at March 31, 2010 Using:

                             Quoted Prices
                               In Active
                               Markets for  Significant Other   Significant
                                Identical       Observable     Unobservable
                    Carrying     Assets           Inputs          Inputs
Description           Value     (Level 1)        (Level 2)       (Level 3)

 Impaired loans     $    210    $      -         $      -        $    210
 Other real estate
  Owned                2,553           -                -           2,553

(In thousands)             Fair Value Measurements at December 31, 2009 Using:

                             Quoted Prices
                               In Active
                               Markets for  Significant Other   Significant
                                Identical       Observable     Unobservable
                    Carrying     Assets           Inputs          Inputs
Description           Value     (Level 1)        (Level 2)       (Level 3)

 Impaired loans      $10,202    $      -         $      -        $ 10,202
 Other real estate
  Owned                   68           -                -              68
 Mortgage servicing
  rights                 626           -                -             626

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $233 thousand, with a valuation allowance of $23 thousand at March 31, 2010, resulting in an additional provision of $23 thousand for loan losses for the period ending March 31, 2010.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $2.6 million, which is made up of the outstanding balance of $2.8 million, net of a valuation allowance of $291 thousand at March 31, 2010, resulting in a write-down of $279 thousand for the period ending March 31, 2010.



Fair Value of Financial Instruments

The fair values of the Company's financial instruments at March 31, 2010 and December 31, 2009 are as follows:

                                  March 31, 2010           December 31, 2009
                               Carrying                  Carrying
                                Amount    Fair Value      Amount    Fair Value
                                               (In Thousands)
Financial assets
  Cash and cash equivalents   $  76,707   $  76,707     $  34,421   $  34,421
  Securities                    191,089     191,089       168,411     168,411
  Mortgage loans held for sale      899         899           191         191
  Loans, net                    416,507     416,152       417,818     417,759
  FHLB stock                      6,731         N/A         6,731         N/A
  Interest receivable             4,362       4,362         4,620       4,620

Financial liabilities
  Deposits                    $ 605,608   $ 609,988     $ 536,446   $ 541,691
  Securities sold under
   agreements to repurchase
   and other borrowings           6,766       6,792         8,226       8,252
  FHLB advances                  54,497      56,123        56,096      57,633
  Subordinated debentures         7,217       6,566         7,217       6,029
  Interest payable                2,977       2,977         2,123       2,123

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

Summary

Kentucky Bancshares, Inc. recorded net income of $945 thousand, or $0.35 basic earnings and diluted earnings per share for the first three months ending March 31, 2010 compared to $1.2 million, or $0.43 basic earnings and diluted earnings per share for the three month period ending March 31, 2009. The first three months earnings reflects a decrease of 19.1% compared to the same time period in 2009, due primarily to a decrease on the gain of sold loans of $252 thousand and an increase in other non-interest expenses of $346 thousand. These reductions to net income were partially offset by an increase in net interest income of $117 thousand, a reduction in employee salaries and benefits of $100 thousand and a reduction in income tax expense of $203 thousand.

Return on average assets was 0.54% for the three months ended March 31, 2010 and 0.68% for the three month period ended March 31, 2009. Return on average equity was 6.1% for the three month period ended March 31, 2010 and 8.1% for the same period in 2009.

Loans decreased $3.1 million from $425.4 million on December 31, 2009 to $422.3 million on March 31, 2010. The overall decrease is attributed to decreases in real estate construction loans, real estate mortgage loans, agricultural and consumer loans. Decreases to these sectors of the loan portfolio were partially offset by an increase of $6.3 million in commercial loans.

Total deposits increased from $536.4 million on December 31, 2009 to $605.6 million on March 31, 2010, an increase of $69.2 million. This increase is primarily the result of an increase in non-interest bearing deposit accounts of $21.3 million and an increase in interest bearing time deposit accounts over $100 thousand of $48.3 million. Deposits are up due to temporary cash influxes in our existing deposit base. Of this increase, $30 million is expected to be withdrawn during the second quarter of 2010, and an additional $18 million is short term and may also be withdrawn.


Net Interest Income

Net interest income was $4.9 million for the three months ended March 31, 2010 compared to $4.8 million for the three months ended March 31, 2009, an increase of 2.5%. The interest spread of 3.02% for the first three months of 2010 is up from 2.95% reported for the same period in 2009, an increase of 7 basis points. Rates have remained fairly low in the past year. In addition to lower rates and tightening margins, the net interest spread for 2010 is affected by an increase in "lost" loan interest during 2010 that can be attributed to an increase in non-performing loans in our loan portfolio.

For the first three months, the yield on assets decreased from 5.18% in 2009 to 4.74% in 2010. The cost of liabilities decreased from 2.23% in 2009 to 1.72% in 2010. Year to date average loans increased $4.4 million, or 1.0% from March 31, 2009 to March 31, 2010. Loan interest income has decreased $169 thousand for the first three months of 2010 compared to the first three months of 2009. Year to date average deposits increased from March 31, 2009 to March 31, 2010, up $32.2 million or 6.0%. The increase is primarily the result of an increase in non-interest bearing deposits and time deposits with balances greater than $100 thousand. Deposit interest expense has decreased $441 thousand for the first three months of 2010 compared to the same period in 2009.

Non-Interest Income

Non-interest income decreased $254 thousand for the three months ended March 31, 2010 compared to the same period in 2009 to $1.7 million, due primarily to a decrease in the gains on the sale of mortgage loans of $252 thousand and a decrease in service charges of $50 thousand. These reductions to income were partially offset by an increase in other non-interest income of $45 thousand. The decrease in service charges was primarily due to a decrease in fees collected for title insurance of $35 thousand. The increase in other non-interest income was primarily due to an increase of $41 thousand in debit card interchange income.

Gain on sale of mortgage loans decreased from $378 thousand in the first three months of 2009 to $126 thousand during the first three months of 2010. The volume of loans sold during the first three month of 2010 decreased $13 million compared to the same time period in 2009. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.

Non-Interest Expense

Total non-interest expenses increased $288 thousand for the three month period ended March 31, 2010 compared to the same period in 2009.

For the comparable three month periods, salaries and benefits decreased $100 thousand, a decrease of 3.9%. The decrease in salaries & benefits is primarily attributed to the company offering voluntary separation options to certain employees during the third and fourth quarters of 2009. The number of full time equivalent employees decreased from 203 at March 31, 2009 to 178 at March 31, 2010.

Occupancy expenses increased $31 thousand to $688 thousand for the first three months of 2010 compared to the same time period in 2009. The increase during 2010 is mainly attributable to an increase in depreciation expense of $51 thousand.



Legal and professional fees increased $77 thousand for the first three months ended March 31, 2010 compared to the same time period in 2009. Repossession expenses increased $246 thousand for the first three months ended March 31, 2010 compared to the same time period in 2009. These increases were partially offset by a decrease in the loss of foreclosed property of $43 thousand. Due to the downturn in the financial industry and related bank failures, the FDIC increased the FDIC insurance premiums.

In February 2009, the FDIC adopted a long-term deposit insurance fund ("DIF") restoration plan as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its current 0.40% to 1.15% within seven years. Banks in the best risk category, which include the Company's subsidiary bank, will pay initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, up from the initial base rate range of 12 to 14 basis points. Additionally, the FDIC approved an interim rule imposing a special emergency assessment to all financial institutions of five basis points as of June 30, 2009. The special assessment amounted to $296 thousand and was paid on September 30, 2009. The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid amount will be amortized over the prepayment period. The Company's prepayment was $3.1 million.

Financing Corporation ("FICO") Assessments. FICO assessment costs were $14 thousand for the three months ended March 31, 2010 and $53 thousand for 2009. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC. The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Income Taxes

The effective tax rate for the three months ended March 31, 2010 was 4.9% compared to 17.8% in 2009. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. The rates for 2010 are lower due to the lower level of income for 2010 and increased tax free income. Nontaxable interest income increased $194 thousand for the first three months of 2010 compared to the same time period in 2009.

Liquidity and Funding

Liquidity risk is the possibility that the Company may not be able to meet its cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.



Cash and cash equivalents were $76.7 million as of March 31, 2010 compared to $34.4 million at December 31, 2009. The increase in cash and cash equivalents is mainly attributable to an increase in federal funds sold resulting primarily from an increase in the Company's short term deposits. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $191.1 million at March 31, 2010 compared to $168.4 million at December 31, 2009. The available for sale securities are available to meet liquidity needs on a continuing basis. The Company expects the customers' deposits to be adequate to meet its funding demands.

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

For the first three months of 2010, deposits have increased $69 million. With loan demand being slow, we have been able to increase our investment portfolio by $23 million and our fed funds sold position by $39 million. And to a lesser degree, we have paid down and will continue to pay down maturing FHLB advances.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. The Company relies on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of March 31, 2010, we have sufficient collateral to borrow an additional $57 million from the FHLB. In addition, as of March 31, 2010, over $33 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of March 31, 2010 and December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company's and the Bank's actual amounts and ratios are presented in the table below:

                                                                                    To Be Well
                                                                                   Capitalized
                                                                                   Under Prompt
                                                                  For Capital         Corrective
                                                 Actual       Adequacy Purposes   Action Provisions
                                             Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                             (Dollars in Thousands)
March 31, 2010
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 58,938  12.3%    $ 38,325    8%     $ 47,906    N/A
  Tier I Capital (to Risk-Weighted Assets)    53,089  11.1       19,162    4        28,743    N/A
  Tier I Capital (to Average Assets)          53,089   7.7       27,541    4        34,427    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 61,051  12.8%    $ 38,314    8%     $ 47,893    10%
  Tier I Capital (to Risk-Weighted Assets)    55,202  11.5       19,157    4        28,736     6
  Tier I Capital (to Average Assets)          55,202   8.0       27,531    4        34,414     5

December 31, 2009
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 58,398  12.6%    $ 36,957    8%     $ 46,196    N/A
  Tier I Capital (to Risk-Weighted Assets)    52,593  11.4       18,478    4        27,718    N/A
  Tier I Capital (to Average Assets)          52,593   8.0       26,201    4        32,752    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 60,675  13.1%    $ 36,941    8%     $ 46,177    10%
  Tier I Capital (to Risk-Weighted Assets)    54,869  11.9       18,471    4        27,706     6
  Tier I Capital (to Average Assets)          54,869   8.4       26,200    4        32,750     5


Non-Performing Assets

As of March 31, 2010, the Company's non-performing assets totaled $21.3 million or 2.87% of assets compared to $19.1 million or 2.83% of assets at December 31, 2009. (See table below) The Company experienced an increase of $3.4 million in non-accrual loans from December 31, 2009 to March 31, 2010, largely due to an increase in non-accrual loans secured by real estate of $3.4 million. As of March 31, 2010, non-accrual loans include $3.0 million in loans secured by 1-4 family residential real estate, $4.2 million in real estate construction and $6.4 million in loans secured by non-farm non-residential properties. Real estate loans composed 99% of the non-performing loans as of March 31, 2010 and 98% as of December 31, 2009. Forgone interest income on the non-accrual loans was $253 thousand for the first three months of 2010 compared to $205 thousand for the same time period in 2009. Accruing loans that are contractually 90 days or more past due as of March 31, 2010 totaled $121 thousand compared to $2.5 million at December 31, 2009, a decrease of $2.4 million. The total nonperforming loans increased $965 thousand from December 31, 2009 to March 31, 2010, resulting in a slight increase in the ratio of nonperforming loans to loans of 26 basis points to 3.68%. In addition, the amount the Company has booked as "Other Real Estate" has increased $1.2 million from December 31, 2009 to March 31, 2010. As of March 31, 2010 the amount booked as "Other Real Estate" totaled $5.7 million compared to $4.5 million at December 31, 2009. The increase is largely attributed to one loan customer who specialized in commercial & land development properties that totaled $1.2 million. The allowance as a percentage of non-performing and restructured loans decreased slightly from 40% at December 31, 2009 to 37% at March 31, 2010.

Nonperforming Assets
                                              3/31/10     12/31/09
                                                 (in thousands)

Non-accrual Loans                             $ 15,408    $ 12,038
Accruing Loans which are
 Contractually past due
 90 days or more                                   121       2,526
Total Nonperforming and Restructured Loans      15,529      14,564
Other Real Estate                                5,739       4,542
Total Nonperforming and Restructured
 Loans and Other Real Estate                  $ 21,268    $ 19,106
Nonperforming and Restructured Loans
 as a Percentage of Loans                         3.68%       3.42%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                                  2.87%       2.83%
Allowance as a Percentage of
 Period-end Loans                                 1.36%       1.79%
Allowance as a Percentage of
 Non-performing and Restructured Loans              37%         40%

The Company maintains a "watch list" of agricultural, commercial, real estate mortgage, and real estate construction loans and reviews those loans on a regular basis. Generally, assets are designated as "watch list" loans to ensure more frequent monitoring. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status. We review and evaluate nonaccrual loans, past due loans, and loans graded substandard or worse on a regular basis to determine if specific allocations are needed.


Provision for Loan Losses

The loan loss provision for the first three months was $450 thousand for 2010 and 2009. Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions. The average loss rates are reviewed in the analysis, as well as comparisons to peer group loss rates. Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types. As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Net charge-offs for the three month period ended March 31, 2010 were $2.3 million compared to net recoveries of $84 thousand for the same period in 2009. Based on our internal loan review as of December 31, 2009, an addition of $1.8 million was made to the allowance for loan losses in the fourth quarter of 2009. Many of the charge-off loans recorded in the first quarter of 2010 were directly related to the additional provision in the fourth quarter of 2009. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Based on the above information, Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses
                                             Three Months Ended March 31, 2010
                                                       (in thousands)
                                                   2010             2009
Balance at Beginning of Period                  $   7,600        $   5,465
Amounts Charged-off:
  Commercial                                           19                -
  Real Estate Construction                            547                3
  Real Estate Mortgage                              1,713               48
  Agricultural                                         74                6
  Consumer                                            236              271
Total Charged-off Loans                             2,589              328
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                           43                -
  Real Estate Mortgage                                103              235
  Agricultural                                          8                -
  Consumer                                            148              177
Total Recoveries                                      302              412
Net Charge-offs                                     2,287              (84)
Provision for Loan Losses                             450              450
Balance at End of Period                        $   5,763        $   5,999
Loans
  Average                                       $ 423,164        $ 418,712
  At March 31                                     422,270          415,638
As a Percentage of Average Loans:
  Net Charge-offs                                   0.54%           -0.02%
  Provision for Loan Losses                         0.11%            0.11%
Allowance as a Multiple of
 Net Charge-offs                                      0.6            (17.9)



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

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company's interest earning assets and interest bearing liabilities.
The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts. As of March 31, 2010, the projected percentage changes are within the Board approved limits except when assuming rates declining 100 basis points. Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points. Therefore, management places more emphasis in the rising rate environment scenarios. This period's volatility is higher in each rate shock simulation both in a falling and rising rate environment when compared to the same period a year ago. The projected net interest income report summarizing the Company's interest rate sensitivity as of March 31, 2010 is as follows:

PROJECTED NET INTEREST INCOME
(dollars in thousands)
                                                     Level
Change in basis points:               - 300   - 100    Rates  + 100   + 300

Year One  (4/10 - 3/11)
Net interest income                  $22,644 $23,402 $23,808 $24,334 $24,795
Net interest income dollar change     (1,164)   (406)    N/A     526     987
Net interest income percentage change   -4.9%   -1.7%    N/A     2.2%    4.1%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0% >-10.0%




The projected net interest income report summarizing the Company's interest rate sensitivity as March 31, 2009 is as follows:

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

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-10.0%


Projections from March 31, 2010, year one reflected a decline in net interest income of 1.7% with a 100 basis point decline compared to the 4.1% decline in 2009. The 100 basis point increase in rates reflected a 2.2% increase in net interest income in 2010 compared to 2.4% in 2009.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the March 31, 2010 balance sheet, a 100 basis point increase in rates results in an 8.6% decrease in EVE. A 100 basis point decrease in rates results in a 2.2% decrease in EVE. These are within the Board approved limits.


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

Item 1A.    Risk Factors

      There have been no material changes in risk factors, as previously disclosed in the December 31, 2009 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

             (a)           (b)       (c) Total Number      (d) Maximum Number
            Total                 of Shares (or Units)  (or Approximate Dollar
          Number of     Average     Purchased as Part    Value) of Shares (or
          Shares (or  Price Paid       of Publicly      Units) that May Yet Be
            Units)     Per Share     Announced Plans     Purchased Under the
Period    Purchased    (or Unit)       Or Programs        Plans of Programs

1/1/10 -
 1/31/10         -      $    -                -               32,199 shares

2/1/10 -
 2/28/10         -           -                -               32,199 shares

3/1/10 -
 3/31/10         -           -                -               32,199 shares

Total            -           -                -               32,199 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company's repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2010, 267,801 shares have been purchased.

Item 4.     (Removed and Reserved)



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

                              KENTUCKY BANCSHARES, INC.

Date  _____5/14/10_______     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____5/14/10_______     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer




29
Lexlibrary/197885.1