Form 10-Q
period 2010-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2010-08-13
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________________ to  ___________________

Commission File Number:  000-52598

KENTUCKY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Kentucky                                                   61-0993464
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 157, Paris, Kentucky                               40362-0157
(Address of principal executive offices)                    (Zip Code)

Registrant?s telephone number, including area code:  (859) 987-1795

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ?large accelerated filer,? ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.
 Large accelerated filer ____
 Accelerated filer ____
 Non-accelerated filer   X  (Do not check if a smaller reporting company)
 Smaller reporting company   ____

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No   X  _

Number of shares of Common Stock outstanding as of July 31, 2010:  2,741,536.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statement of Changes in
             Stockholders? Equity                                   6

            Consolidated Statements of Cash Flows                   7

            Notes to Consolidated Financial Statements              8

Item 2.     Management?s Discussion and Analysis of Financial
             Condition and Results of Operations                   19

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           28

Item 4.     Controls and Procedures                                29

Part II - Other Information                                        29

Signatures                                                         30

Exhibits

     31.1  Certifications of Chief Executive Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       31

     31.2  Certifications of Chief Financial Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       33

     32    Certifications of Chief Executive Officer and Chief
           Financial Officer pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.                             35


Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(in thousands)                                        6/30/2010    12/31/2009
Assets
  Cash and due from banks                             $  13,567     $  12,387
  Federal funds sold                                     16,837        22,034
    Cash and cash equivalents                            30,404        34,421
  Securities available for sale                         191,625       168,411
  Mortgage loans held for sale                              295           191
  Loans                                                 416,475       425,418
  Allowance for loan losses                              (6,461)
(7,600)
    Net loans                                           410,014       417,818
  Federal Home Loan Bank stock                            6,731         6,731
  Real estate owned, net                                  5,548         4,542
  Bank premises and equipment, net                       17,778        17,610
  Interest receivable                                     4,392         4,620
  Mortgage servicing rights                                 835           822
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,135         1,263
  Other assets                                            5,281         5,685
    Total assets                                      $ 687,155     $ 675,231

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                              $ 117,023     $  97,005
    Time deposits, $100,000 and over                    122,787       105,036
    Other interest bearing                              315,121       334,405
      Total deposits                                    554,931       536,446
  Repurchase agreements and other borrowings              6,844         8,226
  Federal Home Loan Bank advances                        49,110        56,096
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        3,893         2,123
  Other liabilities                                       2,301         4,158
    Total liabilities                                   624,296       614,266

  Stockholders' equity
  Preferred stock, 300,000 shares
   authorized and unissued                                    -             -
  Common stock, no par value; 10,000,000 shares
   authorized; 2,742,536 and 2,739,511 shares
   issued and outstanding on June 30, 2010 and
   December 31, 2009                                     12,445        12,416
  Retained earnings                                      48,187        47,213
  Accumulated other comprehensive income                  2,227         1,336
    Total stockholders' equity                           62,859        60,965
    Total liabilities & stockholders' equity          $ 687,155     $ 675,231








See Accompanying Notes


KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(in thousands, except per share amounts)                Six Months Ending
                                                     6/30/2010   6/30/2009
INTEREST INCOME:
  Loans, including fees                               $ 12,027    $ 12,303
  Securities available for sale                          3,397       3,787
  Other                                                     24          14
    Total interest income                               15,448      16,104
INTEREST EXPENSE:
  Deposits                                               4,241       4,896
  Other                                                  1,206       1,783
    Total interest expense                               5,447       6,679
  Net interest income                                   10,001       9,425
  Loan loss provision                                    1,250         900
  Net interest income after provision                    8,751       8,525
NON-INTEREST INCOME:
  Service charges                                        2,387       2,522
  Loan service fee income                                   70          50
  Trust department income                                  310         235
  Securities available for sale gains, net                 214         203
  Gain on sale of mortgage loans                           309         811
  Other                                                    827         744
    Total other income                                   4,117       4,565
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         4,943       5,986
  Occupancy expenses                                     1,359       1,293
  Repossession expenses                                    762         245
  FDIC insurance                                           496         711
  Legal and professional fees                              350         182
  Data processing                                          388         380
  Debit card expenses                                      296         293
  Amortization                                             128         131
  Advertising and marketing                                291         253
  Taxes other than payroll, property and income            394         366
  Other                                                  1,101       1,009
    Total other expenses                                10,508      10,849
  Income before taxes                                    2,360       2,241
  Income taxes                                             234         170
Net income                                            $  2,126    $  2,071

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                   891         819

Comprehensive Income                                  $  3,017    $  2,890

Earnings per share
  Basic                                               $   0.78    $   0.76
  Diluted                                                 0.78        0.76

Dividends per share                                       0.42        0.40





See Accompanying Notes





KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(in thousands, except per share amounts)              Three Months Ending
                                                     6/30/2010   6/30/2009
INTEREST INCOME:
  Loans, including fees                               $  6,117    $  6,224
  Securities available for sale                          1,747       1,679
  Other                                                     13           4
    Total interest income                                7,877       7,907
INTEREST EXPENSE:
  Deposits                                               2,149       2,363
  Other                                                    596         871
    Total interest expense                               2,745       3,234
  Net interest income                                    5,132       4,673
  Loan loss provision                                      800         450
  Net interest income after provision                    4,332       4,223
NON-INTEREST INCOME:
  Service charges                                        1,291       1,376
  Loan service fee income                                   45          23
  Trust department income                                  195         126
  Securities available for sale gains (losses), net        211         199
  Gain on sale of mortgage loans                           183         433
  Other                                                    445         407
    Total other income                                   2,370       2,564
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,494       3,437
  Occupancy expenses                                       671         636
  Repossession expenses                                    426         155
  FDIC insurance                                           254         480
  Legal and professional fees                              226         135
  Data processing                                          185         178
  Debit card expenses                                      153         154
  Amortization                                              63          65
  Advertising and marketing                                162         129
  Taxes other than payroll, property and income            199         178
  Other                                                    503         418
    Total other expenses                                 5,336       5,965
  Income before taxes                                    1,366         822
  Income taxes (benefit)                                   185         (82)
Net income                                            $  1,181    $    904

Other Comprehensive Income (Loss), net of tax:
Change in Unrealized Gains on Securities                   685        (217)

Comprehensive Income                                  $  1,866    $    687

Earnings per share
  Basic                                               $   0.43    $   0.33
  Diluted                                                 0.43        0.33

Dividends per share                                       0.21        0.20





See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(in thousands, except share information)

                                                               Accumulated
                                                                                  Other            Total
                                           --Common Stock(1)--     Retained   Comprehensive     Stockholders'
                                            Shares     Amount      Earnings       Income           Equity
Balances, January 1, 2010                  2,739,511  $ 12,416     $ 47,213      $ 1,336         $ 60,965

Common stock issued, including tax
 benefit, net                                  3,676         -            -            -                -

Stock based compensation expense                   -        55            -            -               55

Common stock purchased and retired              (651)      (26)                                       (26)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                        -         -            -          891              891

Net income                                         -         -        2,126            -            2,126

Dividends declared - $0.42 per share               -         -       (1,152)           -           (1,152)

Balances, June 30, 2010                    2,742,536  $ 12,445     $ 48,187      $ 2,227         $ 62,859



(1)Common Stock has no par value; amount includes Additional Paid-in Capital




See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(in thousands)                                            Six Months Ended
                                                      6/30/2010     6/30/2009
Cash Flows From Operating Activities
  Net Income                                           $  2,126      $  2,071
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                             787           691
  Securities amortization, net                              426           811
  Stock based compensation expense                           55            57
  Provision for loan losses                               1,250           900
  Securities gains, net                                    (214)
(203)
  Originations of loans held for sale                   (11,086)
(36,455)
  Proceeds from sale of loans                            11,291        37,266
  Losses on sale of fixed assets                              1             -
  Gains on other real estate, net                           (40)
(57)
  Gain on sale of mortgage loans                           (309)
(811)
  Changes in:
    Interest receivable                                     228           736
    Real estate owned, net                                  545           980
    Other assets                                            372
(2,872)
    Interest payable                                      1,770         1,314
    Other liabilities                                    (2,316)        2,143
      Net cash from operating activities                  4,886         6,571
Cash Flows From Investing Activities
  Purchases of securities                               (81,558)
(53,208)
  Proceeds from sales of securities                       9,511        17,515
  Proceeds from principal payments, maturities and
   calls of securities                                   49,972        37,085
  Net change in loans                                     4,963         5,805
  Purchases of bank premises and equipment                 (769)
(336)
  Proceeds from the sale of bank premises                     3             -
    Net cash from investing activities                  (17,878)        6,861
Cash Flows From Financing Activities:
  Net change in deposits                                 18,485
(26,713)
  Net change in repurchase agreements                                       -
   and other borrowings                                    (982)        4,670
  Payments on Federal Home Loan Bank advances            (6,950)
(13,417)
  Payments on note payable                                 (400)
(200)
  Purchase of common stock                                  (26)
(79)
  Dividends paid                                         (1,152)
(1,099)
    Net cash from financing activities                    8,975
(36,838)
Net change in cash and cash equivalents                  (4,017)
(23,406)
Cash and cash equivalents at beginning of period         34,421        37,106
Cash and cash equivalents at end of period             $ 30,404      $ 13,700


Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest expense                                   $  3,677      $  6,679
    Income taxes                                              -           200

Supplemental disclosures of non-cash investing
 activities
  Real estate acquired through foreclosure             $  2,125      $  3,941



See Accompanying Notes

KENTUCKY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented as of any date other than December 31 has been prepared from the Company?s books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Basis of Presentation: The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the ?Company?, ?we?, ?our? or ?us?), its wholly-owned subsidiary, Kentucky Bank (the Bank), and the Bank?s wholly-owned subsidiary, KB Special Assets Unit, LLC. Intercompany transactions and balances have been eliminated in consolidation.

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

Adoption of New Accounting Standards

Accounting Standards Codification (?ASC?) Topic 820, ?Fair Value Measurements and Disclosures?. The Financial Accounting Standards Board issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting. Specifically, the new guidance requires:

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

ASC Topic 860, ?Transfers and Servicing?. Effective January 1, 2010, the Company adopted new accounting guidance under ASC Topic 860 that requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a ?qualifying special-purpose entity,? changes the requirements for derecognizing financial assets, and requires additional disclosures about continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The adoption of this accounting guidance did not have a material impact on the Company?s consolidated financial position or results of operations.

ASC Topic 810, ?Consolidation?. Effective January 1, 2010, the Company adopted new accounting guidance under ASC Topic 810 that amends prior guidance to change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity?s purpose and design and the reporting entity?s ability to direct the activities of the other entity that most significantly impact the other entity?s economic performance. The new guidance requires a number of new disclosures about an entity?s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will also be required to disclose how its involvement with a variable interest entity affects the reporting entity?s financial statements. The adoption of this accounting guidance did not have a material impact on the Company?s consolidated financial position or results of operations.



2.	SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized  Fair
                                       Cost       Gains       Losses    Value
Available for Sale

June 30, 2010
 U.S. government agencies            $  65,354  $   475    $   (1)  $  65,828
 States and political subdivisions      85,209    1,867      (373)     86,703
 Mortgage-backed - residential          37,418    1,377         -      38,795
 Equity securities                         270       29         -         299
  Total                              $ 188,251  $ 3,748    $ (374)  $ 191,625


December 31, 2009
 U.S. government agencies            $  45,168  $    13    $ (448)  $  44,733
 States and political subdivisions      78,794    1,691      (362)     80,123
 Mortgage-backed - residential          42,155    1,259      (151)     43,263
 Equity securities                         270       22         -         292
  Total                              $ 166,387  $ 2,985    $ (961)  $ 168,411

The amortized cost and fair value of securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

(in thousands)                                Amortized         Fair
                                                 Cost           Value

  Due in one year or less                    $   1,628      $   1,733
  Due after one year through five years         45,726         46,104
  Due after five years through ten years        46,636         47,885
  Due after ten years                           56,573         56,809
                                               150,563        152,531
  Mortgage-backed - residential                 37,418         38,795
  Equity                                           270            299

    Total                                    $ 188,251      $ 191,625

Proceeds from sales of securities during the first six months of 2010 and 2009 were $9.5 million and $17.5 million. Gross gains of $215 thousand and $204 thousand and gross losses of $1 thousand and $1 thousand, were realized on those sales, respectively. The tax provision related to these realized gains and losses was $73 thousand and $69 thousand, respectively. Proceeds from sales of securities during the three months of 2010 and 2009 were $9.5 million and $17.5 million. Gross gains of $212 thousand and $200 thousand and gross losses of $1 thousand and $1 thousand, were realized on those sales, respectively. The tax provision related to these realized gains and losses was $72 thousand and $68 thousand, respectively.


Securities with unrealized losses at June 30, 2010 and at December 31, 2009 not recognized in income are as follows:

June 30, 2010
                              Less than 12 Months      12 Months or More           Total
                              Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
Description of Securities     Value       Loss        Value       Loss       Value       Loss
U.S. Government agencies     $ 2,033    $    (1)    $    -     $     -     $ 2,033    $    (1)
States and municipals         28,269       (373)         -           -      28,269       (373)

Total temporarily impaired    $30,302    $  (374)    $     -     $     -     $30,302   $   (374)

December 31, 2009
                              Less than 12 Months      12 Months or More           Total
                              Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
Description of Securities     Value       Loss        Value       Loss       Value       Loss
U.S. Government agencies     $35,216    $  (448)    $    -     $     -     $35,216    $  (448)
States and municipals         25,126       (348)       870         (14)     25,996       (362)
Mortgage-backed - residential  11,930       (151)          -           -      11,930       (151)

Total temporarily impaired    $72,272    $  (947)    $   870     $   (14)    $73,142    $  (961)

We evaluate securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In analyzing an issuer?s financial condition, we may consider many factors including, (1) whether the securities are issued by the federal government or its agencies, (2) whether downgrades by bond rating agencies have occurred, (3) the results of reviews of the issuer?s financial condition and near-term prospects, (4) the length of time and the extent to which the fair value has been less than cost, and (5) whether we intend to sell the investment security or more likely than not will be required to sell the investment security before its anticipated recovery..

Unrealized losses on securities included in the tables above have not been recognized into income because (1) management believes the issues are of high credit quality, (2) management does not intend to sell and it is more likely than not that management would not be required to sell the securities prior to their anticipated recovery, (3) management believes the decline in fair value is largely due to changes in interest rates and (4) management believes the declines in fair value are temporary. The Company believes the fair value is expected to recover as the securities approach maturity.



3. LOANS

Loans at period-end are as follows:
(in thousands)
                                          6/30/10      12/31/09

Commercial                             $   24,725    $   21,933
Real estate construction                   14,691        16,865
Real estate mortgage                      279,820       287,444
Agricultural                               80,933        80,619
Consumer                                   16,018        18,277
Other                                         288           280
  Total                                $  416,475    $  425,418

Activity in the allowance for loan losses for the six month periods indicated was as follows:
(in thousands)
                              6/30/10         6/30/09

Beginning balance            $  7,600        $  5,465
Charge-offs                    (2,904)           (818)
Recoveries                        515             826
Provision for loan losses       1,250             900

Ending balance               $  6,461        $  6,373

Individually impaired loans were as follows:
(in thousands)
                                          6/30/10      12/31/09

  Period-end loans with no allocated
   allowance for loan losses            $ 20,083      $ 19,206
  Period-end loans with allocated
   Allowance for loan losses              14,003        14,266

   Total                                $ 34,086      $ 33,472

  Amount of the allowance for loan
   losses allocated                     $  2,905      $  4,064

                                            6/30/10      6/30/09

  Average of individually impaired loans
   during the period                       $ 32,260      $ 6,460
  Cash-basis interest income recognized          77            1

Nonperforming loans were as follows:
(in thousands)
                                          6/30/10      12/31/09
  Loans past due over 90 days still
   on accrual                            $    300      $  2,526
  Nonaccrual loans                         14,433        12,038

Nonaccrual loans are included in impaired loans. A loan is impaired when full payment under the contractual terms is not expected.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.



During the first six months of 2010, $2.1 million of impaired loans was transferred to real estate owned and $2.9 million recorded in chargeoffs. The increase in nonaccrual loans was primarily from various smaller balance loans being added during the first quarter of 2010.

We have no troubled debt restructurings as of June 30, 2010 and December 31, 2009.

4.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

    The factors used in the earnings per share computation follow:

                                                     Six Months Ended
                                                         June 30
                                                     2010        2009
                                                      (in thousands)

Basic Earnings Per Share
  Net Income                                      $ 2,126     $ 2,071
  Weighted average common shares outstanding        2,732       2,737
  Basic earnings per share                        $  0.78     $  0.76

Diluted Earnings Per Share
  Net Income                                      $ 2,126     $ 2,071
  Weighted average common shares outstanding        2,732       2,737
  Add dilutive effects of assumed exercise
   of stock options                                     -           1
  Weighted average common and dilutive
   potential common shares outstanding              2,732       2,738
  Diluted earnings per share                      $  0.78     $  0.76


                                                    Three Months Ended
                                                         June 30
                                                     2010        2009
                                                      (in thousands)

Basic Earnings Per Share
  Net Income                                      $ 1,181     $   904
  Weighted average common shares outstanding        2,732       2,738
  Basic earnings per share                        $  0.43     $  0.33

Diluted Earnings Per Share
  Net Income                                      $ 1,181     $   904
  Weighted average common shares outstanding        2,732       2,738
  Add dilutive effects of assumed exercise
   of stock options                                     -           1
  Weighted average common and dilutive
   potential common shares outstanding              2,732       2,739
  Diluted earnings per share                      $  0.43     $  0.33



Stock options of 33,490 shares common stock for the six and three months ended June 30, 2010 and 37,844 shares common stock for the six and three months ended June 30, 2009 were excluded from diluted earnings per share because their impact was antidilutive. Stock grants of 21,705 shares common stock for the six and three months ended June 30, 2010 and 13,505 shares common stock for the six and three months ended June 30, 2009 were excluded from diluted earnings per share because their impact was antidilutive.

5.  STOCK COMPENSATION

We have four share based compensation plans as described below.

Two Stock Option Plans

Under our now expired 1999 Employee Stock Option Plan, we granted certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years and provide for issuance of up to 100,000 options. Under the now expired 1993 Non-Employee Directors Stock Ownership Incentive Plan, we also granted certain directors stock option awards which vest and become fully exercisable immediately and provide for issuance of up to 20,000 options. The exercise price of each option, which has a ten year life, was equal to the market price of our stock on the date of grant.

Summary of activity in the stock option plan for 2010 follows:

                                                      Weighted
                                          Weighted     Average
                                          Average     Remaining   Aggregate
                                          Exercise   Contractual  Intrinsic
                                 Shares    Price        Term        Value

Outstanding, beginning of year   36,250    $29.42
Granted                               -         -
Forfeited or expired             (2,760)    27.93
Exercised                             -         -
Outstanding, end of period       33,490    $29.54   44.4 months   $      -

Vested and expected to vest      33,490    $29.54   44.4 months   $      -

Exercisable, end of period       33,490    $29.54   44.4 months   $      -

As of June 30, 2010, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Since both stock option plans have expired, as of June 30, 2010 no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan. Total shares issuable under the plan are 50,000. There were 4,020 shares issued during 2010 and 4,150 shares issued during 2009. There were 344 shares forfeited during the first six months of 2010 and 334 shares forfeited during the first six months of 2009. As of June 30, 2010, the restricted stock grant plan allows for additional restricted stock share awards of up to 30,171 shares.



A summary of changes in the Company?s nonvested shares for the year follows:

                                                           Weighted-Average
                                                              Grant-Date
     Nonvested Shares                    Shares               Fair Value

  Nonvested at January 1, 2010           10,122               $ 261,033
  Granted                                 4,020                  65,928
  Vested                                 (2,808)                (75,926)
  Forfeited                                (344)                 (8,473)

    Nonvested at June 30, 2010           10,990               $ 242,562

As of June 30, 2010, there was $242,562 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan are 150,000. As of June 30, 2010 no awards have been granted under the plan and 150,000 shares are still available.

6.	  FAIR VALUE MEASUREMENTS

ASC Topic 820, ?Fair Value Measurements and Disclosures?, defines fair value, establishes a framework for measuring fair value, and sets forth disclosures about fair value measurements. ASC Topic 825, ?Financial Instruments?, allows entities to choose to measure certain financial assets and liabilities at fair value. The Company has not elected the fair value option for any financial assets or liabilities.

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

Level 1 ? Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 ? Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 ? Significant unobservable inputs that reflect a company?s own assumptions about the assumptions that market participants would use in pricing an asset or liability.



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

Assets and Liabilities Measured on a Recurring Basis

Available for sale investment securities are the Company?s only balance sheet item that meet the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures are as follows in the tables below.

(In thousands)                    Fair Value Measurements at June 30, 2010 Using:

                                        Quoted Prices
                                          In Active
                                          Markets for  Significant Other   Significant
                                           Identical       Observable     Unobservable
                               Carrying     Assets           Inputs          Inputs
Description                      Value     (Level 1)        (Level 2)       (Level 3)
U. S. government agencies       $ 65,828    $      -          $ 65,828       $       -
States and municipals             86,703           -            86,703               -
Mortgage-backed - residential     38,795           -            38,795               -
Equity securities                   299         299                -               -
  Total                        $191,625    $    299         $191,326        $      -



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

(In thousands)              Fair Value Measurements at June 30, 2010 Using:

                             Quoted Prices
                               In Active
                               Markets for  Significant Other   Significant
                                Identical       Observable     Unobservable
                    Carrying     Assets           Inputs          Inputs
Description           Value     (Level 1)        (Level 2)       (Level 3)

 Impaired loans     $ 11,098    $      -         $      -        $ 11,098
 Other real estate
  Owned                4,583           -                -           4,583
 Mortgage servicing
  rights                 262           -                -             262

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14.0 million, with a valuation allowance of $2.9 million at June 30, 2010, resulting in an additional provision of $1.1 million for loan losses for the six months ending June 30, 2010. The provision for the three months ending June 30, 2010 is $1.1 million.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $4.6 million, which is made up of the outstanding balance of $5.1 million, net of a valuation allowance of $470 thousand at June 30, 2010, resulting in a write-down of $470 thousand for the six months ending June 30, 2010. The write-down for the three months ending June 30, 2010 is $191 thousand.

Fair Value of Financial Instruments

The fair values of the Company?s financial instruments at June 30, 2010 and December 31, 2009 are as follows:

                                   June 30, 2010           December 31, 2009
                               Carrying                  Carrying
                                Amount    Fair Value      Amount    Fair Value
                                               (In Thousands)
Financial assets
  Cash and cash equivalents   $  30,404   $  30,404     $  34,421   $  34,421
  Securities                    191,625     191,625       168,411     168,411
  Mortgage loans held for sale      295         302           191         192
  Loans, net                    410,014     409,100       417,818     417,759
  FHLB stock                      6,731         N/A         6,731         N/A
  Interest receivable             4,392       4,392         4,621       4,621

Financial liabilities
  Deposits                    $ 554,931   $ 559,468     $ 536,446   $ 541,691
  Securities sold under
   agreements to repurchase
   and other borrowings           6,844       6,870         8,226       8,252
  FHLB advances                  49,110      51,240        56,096      57,633
  Subordinated debentures         7,217       5,052         7,217       6,029
  Interest payable                3,893       3,893         2,122       2,122

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



Item 2 - MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These statements are not historical facts, but rather statements based on our current expectations regarding our business strategies and their intended results and our future performance. Forward-looking statements are preceded by terms such as ?expects,? ?believes,? ?anticipates,? ?intends? and similar expressions.

Although 	we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets, including the tobacco market and the thoroughbred horse industry, in which we and our bank operate); competition for our customers from other providers of financial and mortgage services; government legislation, regulation and monetary policy (which changes from time to time and over which we have no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of our customers; and other risks detailed in our filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond our control. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

We recorded net income of $2.13 million, or $0.78 basic earnings and diluted
earnings per share for the first six months ending    June 30, 2010 compared
to $2.07 million, or $0.76 basic earnings and diluted earnings per share for the six month period ending June 30, 2009. The first six months earnings reflects an increase of 2.6% compared to the same time period in 2009, due primarily to an increase in net interest income of $576 thousand and a decrease in salaries and employee benefits of $1.0 million. Employee benefits were higher in 2009 due to $860 thousand being expensed for final costs associated with the settlement of the defined benefit plan that was terminated as of December 31, 2008. Salaries and employee benefit expense has decreased in 2010 also due to the voluntary separation offers that were offered to certain employees during the third and fourth quarters of 2009. These positive changes to net income during 2010 were partially offset by a decrease in the gain on sold loans of $502 thousand and an increase in repossession expenses of $517 thousand. The earnings for the three months ended June 30, 2010 were $1.2 million, or $.43 basic and diluted earnings per share for the three month period ending June 30, 2010 compared to $904 thousand, or $.33 basic and diluted earnings per share for the three month period ending June 30, 2009. This three month period earnings reflects a 31% increase compared to the same time period in 2009.

Return on average assets was 0.60% for the six months ended June 30, 2010 and 0.61% for the six month period ended June 30, 2009. Return on average assets was 0.66% for the three months ended June 30, 2010 and 0.54% for the three months ended June 30, 2009. Return on average equity was 6.9% for the six month period ended June 30, 2010 and 7.1% for the same period in 2009.
Return on average equity was 7.6% for the three months ended June 30, 2010 and 6.1% for the same time period in 2009.

Gross Loans decreased $8.9 million from $425.4 million on December 31, 2009 to $416.5 million on June 30, 2010. The overall decrease is attributed to decreases in real estate construction loans, real estate mortgage loans and consumer loans. Decreases to these sectors of the loan portfolio were partially offset by an increase of $2.8 million in commercial loans.

Total deposits increased from $536.4 million on December 31, 2009 to $554.9 million on June 30, 2010, an increase of $18.5 million. This increase is primarily the result of an increase in non-interest bearing deposit accounts of $20.0 million and an increase in interest bearing time deposit accounts over $100 thousand of $17.8 million. Deposits are up due to temporary cash influxes in our existing deposit base. Of this increase, $18 million is expected to be withdrawn during the third quarter of 2010.

Net Interest Income

Net interest income was $10.0 million for the six months ended June 30, 2010 compared to $9.4 million for the six months ended June 30, 2009, an increase of 6.1%. The interest spread of 3.05% for the first six months of 2010 is up from 2.94% reported for the same period in 2009, an increase of 11 basis points. Net interest income was $5.1 million for the three month period ending June 30, 2010 compared to $4.7 million for the three month period ending June 30, 2009, an increase of 9.8%. The interest spread was 3.08% for three month period ending June 30, 2010 compared to 2.93% for the three month period in 2009, an increase of 15 basis points. Rates have remained fairly low in the past year. In addition to lower rates and tightening margins, the net interest spread for 2010 is affected by an increase in ?lost? loan interest during 2010 that can be attributed to an increase in non-performing loans in our loan portfolio.

For the first six months, the yield on assets decreased from 5.13% in 2009 to 4.76% in 2010. The cost of liabilities decreased from 2.19% in 2009 to 1.71% in 2010. Year to date average loans increased $3.7 million, or 0.89% from June 30, 2009 to June 30, 2010. Loan interest income has decreased $276 thousand for the first six months of 2010 compared to the first six months of 2009. Year to date average deposits increased from June 30, 2009 to June 30, 2010, up $50.7 million or 9.6%. The increase is primarily the result of an increase in non-interest bearing deposits and time deposits with balances greater than $100 thousand. Deposit interest expense has decreased $655 thousand for the first six months of 2010 compared to the same period in 2009. Year to date average borrowings decreased $22.6 million, or 24.97% from June 30, 2009 to June 30, 2010. The decrease is primarily the result of paying off FHLB advances when they come due and not replacing them because of the influx in deposits. Interest expense on borrowed funds has decreased $577 thousand for the first six months of 2010 compared to the same period in 2009.

The volume rate analysis for 2010 that follows indicates that $834 thousand of the decrease in interest income is attributable to the decrease in rates, while the change in volume contributed to an increase of $178 thousand in interest income. The rate decrease also caused a decrease in the cost of interest bearing liabilities. The average rate of these liabilities decreased from 2.19% in 2009 to 1.71% in 2010. Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $1.6 million in interest expense, while the change in volume was responsible for a $395 thousand increase in interest expense. As a result, the 2010 net interest income increase is attributed to decreases in rates.



In addition to the negative impact on net interest income that may result from the decreasing rate environment that began in 2007 and continued into 2010 competitive pressures on interest rates will continue and are likely to result in continued downward pressure on net interest margins.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2010. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

                                     Six Months Ended June 30, 2010
                                             2010 vs. 2009
                                Increase (Decrease) Due to Change in
                                   Volume         Rate       Net Change

INTEREST INCOME
Loans                                $   325       $  (601)      $  (276)
Investment Securities                   (171)         (219)         (390)
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell                     19            (5)           14
Deposits with Banks                        5            (9)           (4)
  Total Interest Income                  178          (834)         (656)

INTEREST EXPENSE
Deposits
Demand                                    64           146           210
Savings                                  (32)         (139)         (171)
Negotiable Certificates of
 Deposit and Other
 Time Deposits                           777        (1,471)         (694)
Securities sold under
 agreements to
 repurchase and
 other borrowings                       (122)           (3)         (125)
Federal Home Loan
 Bank advances                          (292)         (160)         (452)
  Total Interest Expense                 395        (1,627)       (1,232)
    Net Interest Income              $  (217)      $   793       $   576

Non-Interest Income

Non-interest income decreased $448 thousand for the six months ended June 30, 2010 compared to the same period in 2009 to $4.1 million, due primarily to a decrease in the gains on the sale of mortgage loans of $502 thousand and a decrease in service charges of $135 thousand. These reductions to income were partially offset by an increase in other non-interest income of $83 thousand. The decrease in service charges was primarily the result of a decrease in fees collected for title insurance of $70 thousand and a decline in overdraft income of $70 thousand. Other non-interest income increased mostly do to an increase in debit card interchange income of $80 thousand compared to the same period one year ago. Non-interest income decreased $194 thousand for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease was primarily due a reduction in the gains on sold mortgage loans of $250 thousand and a decrease in service charges of $85 thousand. Trust department fee income increased $69 thousand, primarily from $75 thousand collected for part of an estate fee.



The gain on the sale of mortgage loans decreased from $811 thousand in the first six months of 2009 to $309 thousand during the first six months of 2010. For the three months ended June 30, 2010 compared to the same time period in 2009, the gain on the sale of mortgage loans decreased $250 thousand. The volume of loans sold during the first six months of 2010 decreased $25.3 million compared to the same time period in 2009. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.

Non-Interest Expense

Total non-interest expenses decreased $341 thousand for the six month period ended June 30, 2010 compared to the same period in 2009. For the three month period ended June 30, 2010 compared to the three months ending June 30, 2009, total non-interest expense decreased $629 thousand.

For the comparable six month periods, salaries and benefits decreased $1.0 million, a decrease of 17.4%. The decrease in salaries & benefits is primarily attributed to our terminating the defined benefit plan offered to our employees as of December 31, 2008. During the second quarter of 2009, we recognized $860 thousand for the final expenses related to settling the plan. In addition, we have recognized savings during 2010 related to having fewer full time equivalent employees compared to the same period one year ago. The reduced staff is the result of our offering voluntary separation options to certain employees during the third and fourth quarters of 2009. The number of full time equivalent employees decreased from 194 at June 30, 2009 to 177 at June 30, 2010. Salaries and employee benefits decreased $943 thousand for the three month period ending June 30, 2010 compared to the same time period in 2009.

Occupancy expenses increased $66 thousand to $1.4 million for the first six months of 2010 compared to the same time period in 2009. Occupancy expenses increased $35 thousand for the three month period ended June 30, 2010 compared to the same time period in 2009. The increase in year to date occupancy expense during 2010 is mainly attributable to an increase in depreciation expense of $105 thousand.

Legal and professional fees increased $168 thousand for the first six months ended June 30, 2010 compared to the same time period in 2009. Legal and professional fees increased $91 thousand for the three month period ending June 30, 2010 compared to the same time period in 2009. The increase is primarily from additional collection efforts for problem loans. Repossession expenses increased $517 thousand for the first six months ended June 30, 2010 compared to the same time period in 2009. The increase is primarily attributable to write-downs of other real estate owned. Repossession expenses increased $271 thousand for the three month period ending June 30, 2010 compared to the same three months ending June 30, 2009. These increases were partially offset by a decrease in the cost of FDIC insurance premiums of $215 thousand for the six months ending June 30, 2010 compared to the six months ending June 30, 2009. FDIC insurance expense decreased $226 thousand for the three months ending June 30, 2010 compared to the same time period one year ago. Due to the downturn in the financial industry and related bank failures, the FDIC increased the FDIC insurance premiums in 2009. The decrease in FDIC insurance expense in 2010 compared to 2009 is attributed to the one-time special assessment the FDIC assessed on all FDIC insured banks in May of 2009, which cost the Company $296 thousand in 2009.


In February 2009, the FDIC adopted a long-term deposit insurance fund (?DIF?) restoration plan as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its current 0.40% to 1.15% within seven years. Banks in the best risk category, which include our subsidiary bank, will pay initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, up from the initial base rate range of 12 to 14 basis points. Additionally, the FDIC approved an interim rule imposing a special emergency assessment to all financial institutions of five basis points as of June 30, 2009. The special assessment amounted to $296 thousand and was paid on September 30, 2009. The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid amount will be amortized over the prepayment period. The Company?s prepayment was $3.1 million.

Financing Corporation (?FICO?) assessment costs were $30 thousand for the six months ended June 30, 2010 and $27 thousand for 2009. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.
The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Income Taxes

The effective tax rate for the six months ended June 30, 2010 was 9.9% compared to 7.6% in 2009. The effective tax rate for the three months ended June 30, 2010 was 13.5% compared to (10.0%) for the three months ended June 30, 2009. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. The rates for 2010 are higher due to the higher level of income for 2010 and also tax credits for investments we held related to historic and low income housing that expired at the end of 2009. Nontaxable interest income increased $431 thousand for the first six months of 2010 compared to the same time period in 2009.

Liquidity and Funding

Liquidity risk is the possibility that we may not be able to meet our cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $30.4 million as of June 30, 2010 compared to $34.4 million at December 31, 2009. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold resulting primarily from an increase in our security portfolio. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $191.6 million at June 30, 2010 compared to $168.4 million at December 31, 2009. The available for sale securities are available to meet liquidity needs on a continuing basis. We expect our customers? deposits to be adequate to meet our funding demands.



Generally, we rely upon net cash inflows from financing activities, supplemented by net cash inflows from operating activities, to provide cash used in our investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering and the use of short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements along with long-term debt. Our primary investing activities include purchasing investment securities and loan originations.

For the first six months of 2010, deposits have increased $18 million. With loan demand being slow, we have been able to increase our investment portfolio by $23 million. And to a lesser degree, we have paid down FHLB advances $7 million and will continue to pay those down as they mature.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. We rely on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of June 30, 2010, we have sufficient collateral to borrow an additional $40 million from the FHLB. In addition, as of June 30, 2010, over $33 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company?s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company?s and the Bank?s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of June 30, 2010 and December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution?s category.




The Company?s and the Bank?s actual amounts and ratios are presented in the table below:

                                                                                    To Be Well
                                                                                   Capitalized
                                                                                   Under Prompt
                                                                  For Capital         Corrective
                                                 Actual       Adequacy Purposes   Action Provisions
                                             Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                             (Dollars in Thousands)
June 30, 2010
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 59,577  12.8%    $ 37,230    8%     $ 46,538    N/A
  Tier I Capital (to Risk-Weighted Assets)    53,739  11.6       18,615    4        27,923    N/A
  Tier I Capital (to Average Assets)          53,739   7.6       28,257    4        35,321    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 61,674  13.3%    $ 37,223    8%     $ 46,528    10%
  Tier I Capital (to Risk-Weighted Assets)    55,836  12.0       18,611    4        27,917     6
  Tier I Capital (to Average Assets)          55,836   7.9       28,235    4        35,293     5

December 31, 2009
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 58,398  12.6%    $ 36,957    8%     $ 46,196    N/A
  Tier I Capital (to Risk-Weighted Assets)    52,593  11.4       18,478    4        27,718    N/A
  Tier I Capital (to Average Assets)          52,593   8.0       26,201    4        32,752    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 60,675  13.1%    $ 36,941    8%     $ 46,177    10%
  Tier I Capital (to Risk-Weighted Assets)    54,869  11.9       18,471    4        27,706     6
  Tier I Capital (to Average Assets)          54,869   8.4       26,200    4        32,750     5

Non-Performing Assets

As of June 30, 2010, our non-performing assets totaled $20.2 million or 2.95% of assets compared to $19.1 million or 2.83% of assets at December 31, 2009. (See table below) We experienced an increase of $2.4 million in non-accrual loans from December 31, 2009 to June 30, 2010, largely due to an increase in non-accrual loans secured by real estate of $2.5 million. As of June 30, 2010, non-accrual loans include $4.7 million in loans secured by non-farm and non-residential real estate, $4.2 million in loans secured by real estate construction, $3.7 million in loans secured by 1-4 family residential real estate, $900 thousand in loans secured by multi-family real estate properties and $800 thousand in loans secured by farmland. Real estate loans composed 99% of the non-performing loans as of June 30, 2010 and 98% as of December 31, 2009. Forgone interest income on the non-accrual loans was $355 thousand for the first six months of 2010 compared to $367 thousand for the same time period in 2009. Accruing loans that are contractually 90 days or more past due as of June 30, 2010 totaled $300 thousand compared to $2.5 million at December 31, 2009, a decrease of $2.2 million. The decrease is primarily due to one loan amounting to $1.4 million being paid off during the period. The total nonperforming loans increased $169 thousand from December 31, 2009 to June 30, 2010, resulting in a slight increase in the ratio of nonperforming loans to loans of 12 basis points to 3.54%. In addition, the amount the Company has booked as ?Other Real Estate? has increased $1.0 million from December 31, 2009 to June 30, 2010. As of June 30, 2010 the amount booked as ?Other Real Estate? totaled $5.5 million compared to $4.5 million at December 31, 2009. The increase is largely attributed to one loan customer who specialized in commercial & land development properties that totaled $1.2 million, that was previously on non-accrual. The allowance as a percentage of non-performing and restructured loans increased slightly from 40% at December 31, 2009 to 44% at June 30, 2010.



Nonperforming Assets
                                            6/30/10    12/31/09
                                              (in thousands)

Non-accrual Loans                          $ 14,433    $ 12,038
Accruing Loans which are
 Contractually past due
 90 days or more                                300       2,526
Total Nonperforming and Restructured         14,733      14,564
Other Real Estate                             5,548       4,542
Total Nonperforming and Restructured
 Loans and Other Real Estate               $ 20,281    $ 19,106
Nonperforming and Restructured Loans
 as a Percentage of Loans                      3.54%       3.42%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               2.95%       2.83%
Allowance as a Percentage of
 Period-end Loans                              1.55%       1.79%
Allowance as a Percentage of
 Non-performing and Restructured Loans           44%         40%

We maintain a ?watch list? of agricultural, commercial, real estate mortgage, and real estate construction loans and reviews those loans on a regular basis. Generally, assets are designated as ?watch list? loans to ensure more frequent monitoring. If we determine that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status. We review and evaluate nonaccrual loans, past due loans, and loans graded substandard or worse on a regular basis to determine if specific allocations are needed.

Provision for Loan Losses

The loan loss provision for the first six months was $1.25 million for 2010 and $900 thousand for 2009. The loan loss provision for the three months ended June 30, 2010 was $800 thousand and $450 thousand for the same period in 2009. Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions. The average loss rates are reviewed in the analysis, as well as comparisons to peer group loss rates. Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types. As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Net charge-offs for the six month period ended June 30, 2010 were $2.4 million compared to net recoveries of $8 thousand for the same period in 2009. Net charge-offs for the three month period ended June 30, 2010 were $103 thousand compared to $76 thousand during the same period in 2009. Based on our internal loan review as of December 31, 2009, an addition of $1.8 million was made to the allowance for loan losses in the fourth quarter of 2009. Three borrowers that total $1.8 million were charged off in the first quarter of 2010 and were directly related to the additional provision in the fourth quarter of 2009. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Based on the above information, Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses                                       Six Months Ended June 30
                                                       (in thousands)
                                                    2010             2009
Balance at Beginning of Period                   $   7,600        $   5,465
Amounts Charged-off:
  Commercial                                            19               67
  Real Estate Construction                             547               39
  Real Estate Mortgage                               1,793               82
  Agricultural                                          74                6
  Consumer                                             471              624
Total Charged-off Loans                              2,904              818
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                            43                2
  Real Estate Construction                               -               35
  Real Estate Mortgage                                 172              387
  Agricultural                                          10                -
  Consumer                                             290              402
Total Recoveries                                       515              826
Net Charge-offs (Recoveries)                         2,389               (8)
Provision for Loan Losses                            1,250              900
Balance at End of Period                             6,461            6,373
Loans
  Average                                          422,081          418,375
  At June 30                                       416,475          417,556
As a Percentage of Average Loans:
  Net Charge-offs for the period                      0.57%           0.00%
  Provision for Loan Losses for the period            0.30%           0.22%
Allowance as a Multiple of
 Net Charge-offs (annualized)                          1.4           (398.3)

                                                 Three Months Ended June 30
                                                       (in thousands)
                                                    2010             2009
Balance at Beginning of Period                   $   5,763        $   5,999
Amounts Charged-off:
  Commercial                                             -               67
  Real Estate Construction                               -               36
  Real Estate Mortgage                                  80               34
  Agricultural                                           -              353
  Consumer                                             235                -
Total Charged-off Loans                                315              490
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             -                2
  Real Estate Construction                               -               35
  Real Estate Mortgage                                  69              152
  Agricultural                                           2                -
  Consumer                                             142              225
Total Recoveries                                       213              414
Net Charge-offs                                        102               76
Provision for Loan Losses                              800              450
Balance at End of Period                             6,461            6,373
Loans
  Average                                          420,998          418,038
  At June 30                                       416,475          417,556
As a Percentage of Average Loans:
  Net Charge-offs for the period                      0.02%           0.02%
  Provision for Loan Losses for the period            0.19%           0.11%
Allowance as a Multiple of
 Net Charge-offs (annualized)                         15.7             21.0



Item 3 ? QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the most significant market risk. Our exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk, while at the same time, maximize income.

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations. We have no market risk sensitive instruments held for trading purposes.

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company?s interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.
As of June 30, 2010, the projected percentage changes are within the Board approved limits. Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points. Therefore, management places more emphasis in the rising rate environment scenarios. This period?s volatility is higher in each rate shock simulation both in a falling and rising rate environment when compared to the same period a year ago. The projected net interest income report summarizing our interest rate sensitivity as of June 30, 2010 is as follows:

PROJECTED NET INTEREST INCOME
(dollars in thousands)
                                                      Level
Change in basis points:               - 300   - 100   Rates    + 100   + 300

Year One  (7/10 - 6/11)
Net interest income                  $22,943 $23,738 $23,932 $24,190 $24,622
Net interest income dollar change       (989)   (193)    N/A     258     690
Net interest income percentage change   -4.1%   -0.8%    N/A     1.1%    2.9%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0% >-10.0%

The projected net interest income report summarizing the Company's interest rate sensitivity as June 30, 2009 is as follows:

PROJECTED NET INTEREST INCOME
(dollars in thousands)
                                                       Level
Change in basis points:               - 300   - 100    Rates  + 100   + 300

Year One  (7/09 - 6/10)
Net interest income                  $20,407 $21,487 $22,415 $22,957 $23,420
Net interest income dollar change     (2,008)   (928)    N/A     542   1,005
Net interest income percentage change   -9.0%   -4.1%    N/A     2.4%    4.5%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0%  >-
10.0%



Projections from June 30, 2010, year one reflected a decline in net interest income of 0.8% with a 100 basis point decline compared to the 4.1% decline in 2009. The 100 basis point increase in rates reflected a 1.1% increase in net interest income in 2010 compared to 2.4% in 2009.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the June 30, 2010 balance sheet, a 100 basis point increase in rates results in a 7.4% decrease in EVE. A 100 basis point decrease in rates results in a 4.9% increase in EVE. These are within the Board approved limits.


Item 4 ? CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company?s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter covered by this report.

Part II - Other Information

Item 1.     Legal Proceedings

      We are not a party to any material legal proceedings.

Item 1A.    Risk Factors

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the ?Dodd-Frank Act?), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the ?BCFP?), and will require the BCFP and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will
impact the Company?s business.   However, compliance with these new
laws and regulations will result in additional costs, which may adversely impact the Company?s results of operations, financial condition or liquidity, any of which may impact the market price of the Company?s common stock.

Other than the additional risk factor mentioned above, there are no material changes from the risk factors set forth under Part I, Item 1A ?Risk Factors? in our Annual Report on Form 10-K for the year ended December 31, 2009.



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
            Units)     Per Share     Announced Plans     Purchased Under the
Period    Purchased    (or Unit)       Or Programs        Plans of Programs

4/1/10 ?
 4/30/10         -      $    -                -               32,199 shares

5/1/10 ?
 5/31/10         -           -                -               32,199 shares

6/1/10 ?
 6/30/10       651       15.75              651               31,548 shares

Total          651           -              651               31,548 shares

On October 25, 2000, we announced that our Board of Directors approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company?s repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2010, 268,452 shares have been purchased.

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

                              KENTUCKY BANCSHARES, INC.

Date  _____8/13/10_______     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  _____8/13/10_______     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer
22
Lexlibrary/197885.1