Form 10-Q
period 2010-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2010-11-12
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

Number of shares of Common Stock outstanding as of November 8, 2010:
2,739,319.


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


Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(in thousands)                                        9/30/2010    12/31/2009
Assets
  Cash and due from banks                             $  18,115     $  12,387
  Federal funds sold                                      7,855        22,034
    Cash and cash equivalents                            25,970        34,421
  Securities available for sale                         176,487       168,411
  Mortgage loans held for sale                              149           191
  Loans                                                 415,417       425,418
  Allowance for loan losses                              (7,372)
(7,600)
    Net loans                                           408,045       417,818
  Federal Home Loan Bank stock                            6,731         6,731
  Real estate owned, net                                  6,380         4,542
  Bank premises and equipment, net                       17,670        17,610
  Interest receivable                                     4,627         4,620
  Mortgage servicing rights                                 862           822
  Goodwill                                               13,117        13,117
  Other intangible assets                                 1,072         1,263
  Other assets                                            4,997         5,685
    Total assets                                      $ 666,107     $ 675,231

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                              $ 112,890     $  97,005
    Time deposits, $100,000 and over                    120,253       105,036
    Other interest bearing                              305,711       334,405
      Total deposits                                    538,854       536,446
  Repurchase agreements and other borrowings              6,437         8,226
  Federal Home Loan Bank advances                        43,567        56,096
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        2,361         2,123
  Other liabilities                                       2,981         4,158
    Total liabilities                                   601,417       614,266

  Stockholders' equity
  Preferred stock, 300,000 shares
   authorized and unissued                                    -             -
  Common stock, no par value; 10,000,000 shares
   authorized; 2,742,506 and 2,739,511 shares
   issued and outstanding on September 30, 2010 and
   December 31, 2009                                     12,489        12,416
  Retained earnings                                      49,185        47,213
  Accumulated other comprehensive income                  3,016         1,336
    Total stockholders' equity                           64,690        60,965
    Total liabilities & stockholders' equity          $ 666,107     $ 675,231








See Accompanying Notes


KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(in thousands, except per share amounts)               Nine Months Ending
                                                     9/30/2010   9/30/2009
INTEREST INCOME:
  Loans, including fees                               $ 17,936    $ 18,640
  Securities available for sale                          4,955       5,361
  Other                                                     33          15
    Total interest income                               22,924      24,016
INTEREST EXPENSE:
  Deposits                                               6,296       7,100
  Other                                                  1,717       2,566
    Total interest expense                               8,013       9,666
  Net interest income                                   14,911      14,350
  Loan loss provision                                    1,950       1,350
  Net interest income after provision                   12,961      13,000
NON-INTEREST INCOME:
  Service charges                                        3,707       3,918
  Loan service fee income, net                              65          69
  Trust department income                                  431         377
  Securities available for sale gains, net               1,267         351
  Gain on sale of mortgage loans                           650       1,026
  Other                                                  1,303       1,114
    Total other income                                   7,423       6,855
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         7,574       8,618
  Occupancy expenses                                     2,080       2,031
  Repossession expenses, net                               947         264
  FDIC insurance                                           768         921
  Legal and professional fees                              586         300
  Data processing                                          579         558
  Debit card expenses                                      469         479
  Amortization                                             191         195
  Advertising and marketing                                446         372
  Taxes other than payroll, property and income            594         553
  Other                                                  1,983       1,862
    Total other expenses                                16,217      16,153
  Income before taxes                                    4,167       3,702
  Income taxes                                             467         277
Net income                                            $  3,700    $  3,425

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities                 1,680       4,109

Comprehensive Income                                  $  5,380    $  7,534

Earnings per share
  Basic                                               $   1.35    $   1.25
  Diluted                                                 1.35        1.25

Dividends per share                                       0.63        0.60





See Accompanying Notes







KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)
(in thousands, except per share amounts)              Three Months Ending
                                                     9/30/2010   9/30/2009
INTEREST INCOME:
  Loans, including fees                               $  5,909    $  6,337
  Securities available for sale                          1,558       1,574
  Other                                                      9           1
    Total interest income                                7,476       7,912
INTEREST EXPENSE:
  Deposits                                               2,055       2,204
  Other                                                    511         783
    Total interest expense                               2,566       2,987
  Net interest income                                    4,910       4,925
  Loan loss provision                                      700         450
  Net interest income after provision                    4,210       4,475
NON-INTEREST INCOME:
  Service charges                                        1,320       1,396
  Loan service fee income, net                              (5)         19
  Trust department income                                  121         142
  Securities available for sale gains (losses), net      1,053         148
  Gain on sale of mortgage loans                           341         215
  Other                                                    476         370
    Total other income                                   3,306       2,290
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,631       2,632
  Occupancy expenses                                       719         738
  Repossession expenses, net                               319          66
  FDIC insurance                                           272         210
  Legal and professional fees                              236         118
  Data processing                                          191         178
  Debit card expenses                                      173         186
  Amortization                                              63          64
  Advertising and marketing                                155         119
  Taxes other than payroll, property and income            200         187
  Other                                                    750         806
    Total other expenses                                 5,709       5,304
  Income before taxes                                    1,807       1,461
  Income taxes                                             233         108
Net income                                            $  1,574    $  1,353

Other Comprehensive Income (Loss), net of tax:
Change in Unrealized Gains on Securities                   789       3,290

Comprehensive Income                                  $  2,363    $  4,643

Earnings per share
  Basic                                               $   0.57    $   0.49
  Diluted                                                 0.57        0.49

Dividends per share                                       0.21        0.20





See Accompanying Notes



 KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(in thousands, except share information)

                                                               Accumulated
                                                                                  Other            Total
                                           --Common Stock(1)--     Retained   Comprehensive     Stockholders'
                                            Shares     Amount      Earnings       Income           Equity
Balances, January 1, 2010                  2,739,511  $ 12,416     $ 47,213      $ 1,336         $ 60,965

Common stock issued, including tax
 benefit, net                                  3,646         -            -            -                -

Stock based compensation expense                   -        83            -            -               83

Common stock purchased and retired              (651)      (10)           -            -              (10)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax                                        -         -            -        1,680            1,680

Net income                                         -         -        3,700            -            3,700

Dividends declared - $0.63 per share               -         -       (1,728)           -           (1,728)

Balances, September 30, 2010               2,742,506  $ 12,489     $ 49,185      $ 3,016         $ 64,690



(1)Common Stock has no par value; amount includes Additional Paid-in Capital




See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(in thousands)                                            Nine Months Ended
                                                      9/30/2010     9/30/2009
Cash Flows From Operating Activities
  Net Income                                           $  3,700      $  3,425
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                           1,234         1,128
  Securities amortization, net                              695         1,156
  Stock based compensation expense                           83            86
  Provision for loan losses                               1,950         1,350
  Securities gains, net                                  (1,267)
(351)
  Originations of loans held for sale                   (23,125)
(45,213)
  Proceeds from sale of loans                            23,817        46,239
  Gains on sale of fixed assets                               3             -
  Losses (gains on) other real estate, net                   39
(78)
  Gain on sale of mortgage loans                           (650)
(1,026)
  Changes in:
    Interest receivable                                      (7)           78
    Real estate owned, net                                  700         1,137
    Other assets                                            382
(2,947)
    Interest payable                                        238
(286)
    Other liabilities                                    (2,042)
(797)
      Net cash from operating activities                  5,750         3,901
Cash Flows From Investing Activities
  Purchases of securities                              (105,577)
(60,799)
  Proceeds from sales of securities                      37,345        20,646
  Proceeds from principal payments, maturities and
   calls of securities                                   63,273        48,850
  Net change in loans                                     5,324
(5,181)
  Purchases of bank premises and equipment                 (975)
(555)
  Proceeds from the sale of bank premises                     3             -
    Net cash from investing activities                     (607)        2,961
Cash Flows From Financing Activities:
  Net change in deposits                                  2,408
(24,225)
  Net change in repurchase agreements
   and other borrowings                                  (1,189)        7,657
  Advances from Federal Home Loan Bank                        -        10,000
  Payments on Federal Home Loan Bank advances           (12,475)
(23,817)
  Payments on note payable                                 (600)
(200)
  Purchase of common stock                                  (10)
(150)
  Dividends paid                                         (1,728)
(1,647)
    Net cash from financing activities                  (13,594)
(32,382)
Net change in cash and cash equivalents                  (8,451)
(25,520)
Cash and cash equivalents at beginning of period         34,421        37,106
Cash and cash equivalents at end of period             $ 25,970      $ 11,586


Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest expense                                   $  8,251      $  9,952
    Income taxes                                              -           400

Supplemental disclosures of non-cash investing
 activities
  Real estate acquired through foreclosure             $  3,494`      $  4,109



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

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized  Fair
                                       Cost       Gains       Losses    Value
Available for Sale

September 30, 2010
 U.S. government agencies            $  54,758  $   206    $  (14)  $  54,950
 States and political subdivisions      83,523    4,026      (100)     87,449
 Mortgage-backed - residential          33,367      443       (23)     33,787
 Equity securities                         270       31         -         301
  Total                              $ 171,918  $ 4,706    $ (137)  $ 176,487


December 31, 2009
 U.S. government agencies            $  45,168  $    13    $ (448)  $  44,733
 States and political subdivisions      78,794    1,691      (362)     80,123
 Mortgage-backed - residential          42,155    1,259      (151)     43,263
 Equity securities                         270       22         -         292
  Total                              $ 166,387  $ 2,985    $ (961)  $ 168,411

The amortized cost and fair value of securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

(in thousands)                                Amortized         Fair
                                                 Cost           Value

  Due in one year or less                    $   1,513      $   1,631
  Due after one year through five years         40,808         41,087
  Due after five years through ten years        39,402         41,005
  Due after ten years                           56,558         58,676
                                               138,281        142,399
  Mortgage-backed - residential                 33,367         33,787
  Equity                                           270            301

    Total                                    $ 171,918      $ 176,487

Proceeds from sales of securities during the first nine months of 2010 and 2009 were $37.3 million and $20.6 million. Gross gains of $1.268 million and $352 thousand and gross losses of $1 thousand and $1 thousand were realized on those sales, respectively. The tax provision related to these realized gains and losses was $431 thousand and $120 thousand, respectively. Proceeds from sales of securities during the third quarter of 2010 and 2009 were $27.8 million and $3.1 million. Gross gains of $1.053 million and $149 thousand and gross losses of $0 and $1 thousand were realized on those sales, respectively. The tax provision related to these realized gains and losses was $358 thousand and $51 thousand, respectively.


Securities with unrealized losses at September 30, 2010 and at December 31, 2009 not recognized in income are as follows:

September 30, 2010
                              Less than 12 Months      12 Months or More         Total
                              Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
Description of Securities     Value       Loss        Value       Loss       Value       Loss
U.S. Government agencies     $ 5,031    $   (14)    $    -     $     -     $ 5,031    $   (14)
States and municipals          3,992        (99)       226          (1)      4,218       (100)
Mortgage-backed - residential  3,062        (23)         -           -       3,062        (23)

Total temporarily impaired    $12,085    $  (136)    $   226    $     (1)    $12,311    $   (137)

December 31, 2009
                              Less than 12 Months      12 Months or More         Total
                              Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
Description of Securities     Value       Loss        Value       Loss       Value       Loss
U.S. Government agencies     $35,216    $  (448)    $    -     $     -     $35,216    $  (448)
States and municipals         25,126       (348)       870         (14)     25,996       (362)
Mortgage-backed - residential  11,930       (151)          -           -      11,930       (151)

Total temporarily impaired    $72,272    $  (947)    $   870     $   (14)    $73,142    $  (961)

We evaluate securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In analyzing an issuer?s financial condition, we may consider many factors including, (1) whether the securities are issued by the federal government or its agencies, (2) whether downgrades by bond rating agencies have occurred, (3) the results of reviews of the issuer?s financial condition and near-term prospects, (4) the length of time and the extent to which the fair value has been less than cost, and (5) whether we intend to sell the investment security or more likely than not will be required to sell the investment security before its anticipated recovery.

Unrealized losses on securities included in the tables above have not been recognized into income because (1) all rated securities are investment grade and are of high credit quality, (2) management does not intend to sell and it is more likely than not that management would not be required to sell the securities prior to their anticipated recovery, (3) management believes the decline in fair value is largely due to changes in interest rates and (4) management believes the declines in fair value are temporary. The Company believes the fair value is expected to recover as the securities approach maturity.



3. LOANS

Loans at period-end are as follows:
(in thousands)
                                          9/30/10      12/31/09

Commercial                             $   24,409    $   21,933
Real estate construction                   13,855        16,865
Real estate mortgage                      279,420       287,444
Agricultural                               80,295        80,619
Consumer                                   17,127        18,277
Other                                         311           280
  Total                                $  415,417    $  425,418

Activity in the allowance for loan losses for the nine month periods indicated was as follows:
(in thousands)
                              9/30/10         9/30/09

Beginning balance            $  7,600        $  5,465
Charge-offs                    (3,421)         (1,602)
Recoveries                      1,243           1,125
Provision for loan losses       1,950           1,350

Ending balance               $  7,372        $  6,338

Individually impaired loans were as follows:
(in thousands)
                                          9/30/10      12/31/09

  Period-end loans with no allocated
   allowance for loan losses            $ 20,448      $ 19,206
  Period-end loans with allocated
   allowance for loan losses              11,378        14,266

   Total                                $ 31,826      $ 33,472

  Amount of the allowance for loan
   losses allocated                     $  3,709      $  4,064


                                              Nine Months Ended
                                            9/30/10       9/30/09

  Average of individually impaired loans
   during the period                       $ 12,822      $ 13,013
  Cash-basis interest income recognized         135             1

Nonperforming loans were as follows:
(in thousands)
                                          9/30/10      12/31/09
  Loans past due over 90 days still
   on accrual                            $    628      $  2,526
  Nonaccrual loans                         15,680        12,038

Nonaccrual loans are included in impaired loans. A loan is impaired when full payment under the contractual terms is not expected.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.



During the first nine months of 2010, $3.5 million of impaired loans was transferred to real estate owned and $3.4 million recorded in chargeoffs. The increase in nonaccrual loans was primarily from various smaller balance loans being added during the first quarter of 2010. During the third quarter, the non-accrual loan portfolio increased largely due to one loan which was placed on non-accrual in the amount of $2.2 million. However, also during the third quarter, the Company received a principal payment of $2.9 million of which $2.3 million reduced non-accrual loan balances and $555 thousand was a recovery for the amount previously charged off.

The Company has no troubled debt restructurings as of September 30, 2010 and December 31, 2009.

4.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

    The factors used in the earnings per share computation follow:

                                                     Nine Months Ended
                                                       September 30
                                                     2010        2009
                                                      (in thousands)

Basic Earnings Per Share
  Net Income                                      $ 3,700     $ 3,425
  Weighted average common shares outstanding        2,732       2,736
  Basic earnings per share                        $  1.35     $  1.25

Diluted Earnings Per Share
  Net Income                                      $ 3,700     $ 3,425
  Weighted average common shares outstanding        2,732       2,736
  Add dilutive effects of assumed exercise
   of stock options                                     -           -
  Weighted average common and dilutive
   potential common shares outstanding              2,732       2,736
  Diluted earnings per share                      $  1.35     $  1.25


                                                    Three Months Ended
                                                       September 30
                                                     2010        2009
                                                      (in thousands)

Basic Earnings Per Share
  Net Income                                      $ 1,574     $ 1,353
  Weighted average common shares outstanding        2,732       2,732
  Basic earnings per share                        $  0.57     $  0.49

Diluted Earnings Per Share
  Net Income                                      $ 1,574     $ 	1,353
  Weighted average common shares outstanding        2,732       2,732
  Add dilutive effects of assumed exercise
   of stock options                                     -           -
  Weighted average common and dilutive
   potential common shares outstanding              2,732       2,732
  Diluted earnings per share                      $  0.57     $  0.49



Stock options for 33,240 shares of common stock for the nine and three months ended September 30, 2010 and 37,844 shares of common stock for the nine and three months ended September 30, 2009 was excluded from diluted earnings per share because their impact was antidilutive. Stock grants of 21,705 shares of common stock for the nine and three months ended September 30, 2010 and 17,655 shares of common stock for the nine and three months ended September 30, 2009 was excluded from diluted earnings per share because their impact was antidilutive.

5.  STOCK COMPENSATION

We have four share based compensation plans as described below.

Two Stock Option Plans

Under our now expired 1999 Employee Stock Option Plan (the ?1999 Plan?), we granted certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years and provide for issuance of up to 100,000 options. Under the now expired 1993 Non-Employee Directors Stock Ownership Incentive Plan (together with the 1999 Plan, the ?Stock Option Plans?), we also granted certain directors stock option awards which vest and become fully exercisable immediately and provide for issuance of up to 20,000 options. For each Stock Option Plan, the exercise price of each option, which has a ten year life, was equal to the market price of our stock on the date of grant.

The combined summary of activity for 2010 in the expired Stock Option Plans follows:

                                                      Weighted
                                          Weighted     Average
                                          Average     Remaining   Aggregate
                                          Exercise   Contractual  Intrinsic
                                 Shares    Price        Term        Value

Outstanding, beginning of year   36,250    $29.42
Granted                               -         -
Forfeited or expired             (3,010)    28.15
Exercised                             -         -
Outstanding, end of period       33,240    $29.53   41.4 months   $      -

Vested and expected to vest      33,240    $29.53   41.4 months   $      -

Exercisable, end of period       33,240    $29.53   41.4 months   $      -

As of September 30, 2010, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under either Plan. Since both Stock Option Plans have expired, as of September 30, 2010 no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan. Total shares issuable under the plan are 50,000. There were 4,020 shares issued during 2010 and 4,150 shares issued during 2009. There were 344 shares forfeited during the first nine months of 2010 and 288 shares forfeited during the first nine months of 2009. As of September 30, 2010, the restricted stock grant plan allows for additional restricted stock share awards of up to 30,171 shares.



A summary of changes in the Company?s nonvested shares for the year follows:

                                                           Weighted-Average
                                                              Grant-Date
     Nonvested Shares                    Shares               Fair Value

  Nonvested at January 1, 2010           10,122               $ 261,033
  Granted                                 4,020                  65,928
  Vested                                 (2,808)                (75,926)
  Forfeited                                (344)                 (8,473)

    Nonvested at September 30, 2010      10,990               $ 242,562

As of September 30, 2010, there was $209,106 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan. The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan are 150,000. As of September 30, 2010 no awards have been granted under the plan and 150,000 shares are still available.

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

(In thousands)                    Fair Value Measurements at September 30, 2010 Using:

                                        Quoted Prices
                                          In Active
                                          Markets for  Significant Other   Significant
                                           Identical       Observable     Unobservable
                               Carrying     Assets           Inputs          Inputs
Description                      Value     (Level 1)        (Level 2)       (Level 3)
U. S. government agencies       $ 54,950    $      -          $ 54,950       $       -
States and municipals             87,449           -            87,449               -
Mortgage-backed - residential     33,787           -            33,787               -
Equity securities                   301         301                -               -
  Total                        $176,487    $    301         $176,186        $      -



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

Assets measured at fair value on a non-recurring basis are summarized below:

(In thousands)                    Fair Value Measurements at September 30, 2010 Using:

                                         Quoted Prices
                                           In Active
                                          Markets for  Significant Other   Significant
                                           Identical       Observable     Unobservable
                               Carrying     Assets           Inputs          Inputs
Description                      Value     (Level 1)        (Level 2)       (Level 3)
 Impaired loans
   Real estate construction     $ 1,102    $      -         $      -         $ 1,102
   Real estate mortgage           6,567           -                -           6,567
     Total                        7,669           -                -           7,669

 Other real estate owned
   Real estate construction       2,684           -                -           2,684
   Real estate mortgage           1,472           -                -           1,472
     Total                        4,156           -                -           4,156

Mortgage servicing rights           166           -                -             166

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.7 million, with a valuation allowance of $3.7 million at September 30, 2010, resulting in an additional provision of $1.95 million for loan losses for the nine months ending September 30, 2010. The provision for the three months ending September 30, 2010 is $700 thousand.



Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $4.2 million, which is made up of the outstanding balance of $4.7 million, net of a valuation allowance of $586 thousand at September 30, 2010, resulting in a write-down of $660 thousand for the nine months ending September 30, 2010. The write-down for the three months ending September 30, 2010 is $187 thousand.

Fair Value of Financial Instruments

The fair values of the Company?s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

                                 September 30, 2010          December 31, 2009
                               Carrying                  Carrying
                                Amount    Fair Value      Amount    Fair Value
                                               (In Thousands)
Financial assets
  Cash and cash equivalents   $  25,970   $  25,970     $  34,421   $  34,421
  Securities                    176,487     176,487       168,411     168,411
  Mortgage loans held for sale      149         153           191         192
  Loans, net                    408,045     407,583       417,818     417,759
  FHLB stock                      6,731         N/A         6,731         N/A
  Interest receivable             4,627       4,627         4,620       4,620

Financial liabilities
  Deposits                    $ 538,854   $ 542,945     $ 536,446   $ 541,691
  Securities sold under
   agreements to repurchase
   and other borrowings           6,437       6,455         8,226       8,252
  FHLB advances                  43,567      46,069        56,096      57,633
  Subordinated debentures         7,217       4,558         7,217       6,029
  Interest payable                2,361       2,361         2,123       2,123

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

Summary

The Company recorded net income of $3.7 million, or $1.35 basic earnings and diluted earnings per share for the first nine months ending September 30, 2010 compared to $3.4 million, or $1.25 basic earnings and diluted earnings per share for the nine month period ending September 30, 2009. The first nine months earnings reflects an increase of 8.0% compared to the same time period in 2009, due primarily to an increase in net interest income of $561 thousand, an increase in the gain of sold securities of $916 thousand and a decrease in salaries and employee benefits of $1.0 million. Employee benefits were higher in 2009 due to $860 thousand being expensed for final costs associated with the settlement of the defined benefit plan that was terminated as of December 31, 2008. Salaries and employee benefit expense has decreased in 2010 also due to the voluntary separation offers that were offered to certain employees during the third and fourth quarters of 2009. These positive changes to net income during 2010 were partially offset by a decrease in the gain on sold loans of $376 thousand and an increase in repossession expenses of $683 thousand. The earnings for the three months ended September 30, 2010 were $1.6 million, or $0.57 basic and diluted earnings per share for the three month period ending September 30, 2010 compared to $1.4 million, or $0.49 basic and diluted earnings per share for the three month period ending September 30, 2009. This three month period earnings reflects a 16% increase compared to the same time period in 2009.

Return on average assets was 0.70% for the nine months ended September 30, 2010 and 0.68% for the nine month period ended September 30, 2009. Return on average assets was 0.91% for the three months ended September 30, 2010 and 0.82% for the three months ended September 30, 2009. Return on average equity was 7.9% for the nine month period ended September 30, 2010 and 7.8% for the same period in 2009. Return on average equity was 10.0% for the three months ended September 30, 2010 and 9.1% for the same time period in 2009.

Gross Loans decreased $10.0 million from $425.4 million on December 31, 2009 to $415.4 million on September 30, 2010. The overall decrease is attributed to decreases in real estate construction loans, real estate mortgage loans, agricultural and consumer loans. Decreases to these sectors of the loan portfolio were partially offset by an increase of $2.5 million in commercial loans.

Total deposits increased from $536.4 million on December 31, 2009 to $538.8 million on September 30, 2010, an increase of $2.4 million. This increase is primarily the result of an increase in non-interest bearing deposit accounts of $15.9 million and an increase in interest bearing time deposit accounts over $100 thousand of $15.2 million. Other interest bearing deposits decreased $28.7 million from $334.4 million at December 31, 2009 to $305.7 million at September 30, 2010. Deposits are up largely due to temporary cash influxes in our existing deposit base. Of this increase, $7 million is expected to be withdrawn during the fourth quarter of 2010.

Net Interest Income

Net interest income was $14.9 million for the nine months ended September 30, 2010 compared to $14.4 million for the nine months ended September 30, 2009, an increase of 3.9%. The interest spread of 3.06% for the first nine months of 2010 is up from 3.04% reported for the same period in 2009, an increase of 2 basis points. Net interest income was $4.9 million for the three month period ending September 30, 2010 compared to $4.9 million for the three month period ending September 30, 2009, a decrease of 0.3% or $15 thousand. The interest spread was 3.07% for three month period ending September 30, 2010 compared to 3.23% for the three month period in 2009, a decrease of 16 basis points. Rates have remained fairly low in the past year. In addition to lower rates and tightening margins, the net interest spread for 2010 is affected by an increase in ?lost? loan interest during 2010 that can be attributed to an increase in non-performing loans in our loan portfolio.

For the first nine months, the yield on assets decreased from 5.17% in 2009 to 4.74% in 2010. The cost of liabilities decreased from 2.13% in 2009 to 1.68% in 2010. Year to date average loans increased $1.0 million, or 0.23% from September 30, 2009 to September 30, 2010. Loan interest income has decreased $704 thousand for the first nine months of 2010 compared to the first nine months of 2009. Year to date average deposits increased from September 30, 2009 to September 30, 2010, up $52.3 million or 10.0%. The increase is primarily the result of an increase in non-interest bearing deposits and time deposits with balances greater than $100 thousand. Deposit interest expense has decreased $804 thousand for the first nine months of 2010 compared to the same period in 2009. Year to date average borrowings decreased $22.7 million, or 25.94% from September 30, 2009 to September 30, 2010. The decrease is primarily the result of paying off FHLB advances when they come due and not replacing them because of the influx in deposits. Interest expense on borrowed funds has decreased $849 thousand for the first nine months of 2010 compared to the same period in 2009.

The volume rate analysis for 2010 that follows indicates that $1.2 million of the decrease in interest income is attributable to the decrease in rates, while the change in volume contributed to an increase of $130 thousand in interest income. The rate decrease also caused a decrease in the cost of interest bearing liabilities. The average rate of these liabilities decreased from 2.13% in 2009 to 1.68% in 2010. Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $1.7 million in interest expense, while the change in volume was responsible for a $26 thousand increase in interest expense. As a result, the 2010 net interest income increase is mostly attributed to decreases in rates.

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

Changes in Interest Income and Expense

                                 Nine Months Ended September 30, 2010
                                             2010 vs. 2009
                                Increase (Decrease) Due to Change in
                                   Volume         Rate       Net Change

INTEREST INCOME
Loans                                $    72       $  (776)      $  (704)
Investment Securities                     31          (437)         (406)
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell                     24            (3)           21
Deposits with Banks                        3            (6)           (3)
  Total Interest Income                  130        (1,222)       (1,092)

INTEREST EXPENSE
Deposits
Demand                                    86           182           268
Savings                                  (28)         (173)         (201)
Negotiable Certificates of
 Deposit and Other
 Time Deposits                           566        (1,437)         (871)
Securities sold under
 agreements to
 repurchase and
 other borrowings                       (160)          (18)         (178)
Federal Home Loan
 Bank advances                          (438)         (233)         (671)
  Total Interest Expense                  26        (1,679)       (1,653)
    Net Interest Income              $   104       $   457       $   561

Non-Interest Income

Non-interest income increased $568 thousand for the nine months ended September 30, 2010 compared to the same period in 2009 to $7.4 million, due primarily to an increase in the gain on sold securities of $916 thousand which increased from $351 thousand for the first nine months in 2009 to $1.267 million for the first nine months of 2010. The gain on securities were primarily used to offset the additions to the loan loss reserve. The gain on the sale of securities was partially offset by a decrease in service charges of $211 thousand and the gain on the sale of mortgage loans of $376 thousand. Other non-interest income increased $189 thousand for the nine months ended September 30, 2010 compared to the same period one year ago.
The decrease in service charges was primarily the result of a decrease in fees collected for title insurance of $69 thousand and a decline in overdraft income of $152 thousand. Other non-interest income increased mostly due to an increase in debit card interchange income of $137 thousand compared to the same period one year ago and an increase in brokerage income of $50 thousand. Non-interest income increased $1.016 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
The increase was primarily due to an increase in the gains of sold securities of $905 thousand and in the gains on sold mortgage loans of $126 thousand. These positive variances to non-interest income were partially offset by a decrease in service charges of $76 thousand, a decrease in loan service fee income of $24 thousand and a decrease in trust commissions of $21 thousand.

The gain on the sale of mortgage loans decreased from $1.026 million in the first nine months of 2009 to $650 thousand during the first nine months of 2010. For the three months ended September 30, 2010 compared to the same time period in 2009, the gain on the sale of mortgage loans increased $126 thousand. The volume of loans sold during the first nine months of 2010 decreased $22.1 million compared to the same time period in 2009. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans. Loan service fee income was $65 thousand for the nine months ending September 30, 2010 compared to $69 thousand for the nine months ending September 30, 2009, a decrease of $4 thousand. During the third quarter of 2010, $24 thousand was expensed for the write-down of the mortgage servicing right due to impairment which is reflected in the loan service fee income. A positive adjustment of $24 thousand was made during the second quarter of 2010.

Non-Interest Expense

Total non-interest expenses increased $64 thousand for the nine month period ended September 30, 2010 compared to the same period in 2009. For the three month period ended September 30, 2010 compared to the three months ending September 30, 2009, total non-interest expense increased $405 thousand.

For the comparable nine month periods, salaries and benefits decreased $1.0 million, a decrease of 12.1%. The decrease in salaries & benefits is primarily attributed to our terminating the defined benefit plan offered to our employees as of December 31, 2008. During the second quarter of 2009, the Company recognized $860 thousand for the final expenses related to settling the plan. In addition, we have recognized savings during 2010 related to having fewer full time equivalent employees compared to the same period one year ago. The reduced staff is the result of our offering voluntary separation options to certain employees during the third and fourth quarters of 2009. The number of full time equivalent employees increased from 186 at September 30, 2009 to 187 at September 30, 2010. However, the number of full time equivalent employees reached 194 at June 30, 2009 and has since declined to 187 full time equivalent employees at September 30, 2010 resulting in a decline in the year to date salary and employee benefits expense in 2010. Salaries and employee benefits decreased $1 thousand for the three month period ending September 30, 2010 compared to the same time period in 2009.

Occupancy expenses increased $49 thousand to $2.1 million for the first nine months of 2010 compared to the same time period in 2009. Occupancy expenses decreased $19 thousand for the three month period ended September 30, 2010 compared to the same time period in 2009. The increase in year to date occupancy expense during 2010 is primarily the result of an increase in depreciation expense of $91 thousand, an increase in taxes on premises and equipment of $28 thousand offset by a decrease in computer maintenance of $39 thousand and a decrease in building repairs and maintenance of $43 thousand.

Legal and professional fees increased $286 thousand for the first nine months ended September 30, 2010 compared to the same time period in 2009. Legal and professional fees increased $118 thousand for the three month period ending September 30, 2010 compared to the same time period in 2009. The increase is primarily from additional collection efforts for problem loans. Repossession expenses increased $683 thousand for the first nine months ended September 30, 2010 compared to the same time period in 2009. The increase is primarily attributable to write-downs of other real estate owned. Repossession expenses increased $253 thousand for the three month period ending September 30, 2010 compared to the same three months ending September 30, 2009. Repossession expenses are reported net of income earned on the repossessed properties. These increases were partially offset by a decrease in the cost of FDIC insurance premiums of $153 thousand for the nine months ending September 30, 2010 compared to the nine months ending September 30, 2009. FDIC insurance expense increased $62 thousand for the three months ending September 30, 2010 compared to the same time period one year ago. Due to the downturn in the financial industry and related bank failures, the FDIC increased the FDIC insurance premiums in 2009. The decrease in FDIC insurance expense in 2010 compared to 2009 is attributed to the one-time special assessment the FDIC assessed on all FDIC insured banks in May of 2009, which cost the Company $296 thousand in 2009.

In February 2009, the FDIC adopted a long-term deposit insurance fund (?DIF?) restoration plan as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its current 0.40% to 1.15% within seven years. Banks in the best risk category, which include our subsidiary bank, paid initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, up from the initial base rate range of 12 to 14 basis points. Additionally, the FDIC approved an interim rule imposing a special emergency assessment to all financial institutions of five basis points as of June 30, 2009. The special assessment amounted to $296 thousand and was paid on September 30, 2009. The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid amount will be amortized over the prepayment period. The Company?s prepayment was $3.1 million.

Financing Corporation (?FICO?) assessment costs were $44 thousand for the nine months ended September 30, 2010 and $40 thousand for 2009. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC. The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Income Taxes

The effective tax rate for the nine months ended September 30, 2010 was 11.2% compared to 7.5% in 2009. The effective tax rate for the three months ended September 30, 2010 was 12.9% compared to 7.3% for the three months ended September 30, 2009. These rates are less than the statutory rate as a result of the tax-free securities and loans held by the Company. The rates for 2010 are higher due to the higher level of income for 2010 and also tax credits for investments the Company held related to historic and low income housing that expired at the end of 2009. Nontaxable interest income increased $656 thousand for the first nine months of 2010 compared to the same time period in 2009.

Liquidity and Funding

Liquidity risk is the possibility that we may not be able to meet our cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $26.0 million as of September 30, 2010 compared to $34.4 million at December 31, 2009. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold resulting primarily from an increase in our security portfolio and an increase in our ?due from? accounts with correspondent banks. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $176.5 million at September 30, 2010 compared to $168.4 million at December 31, 2009. The available for sale securities are available to meet liquidity needs on a continuing basis. We expect our customers? deposits to be adequate to meet our funding demands.
Generally, we rely upon net cash inflows from financing activities, supplemented by net cash inflows from operating activities, to provide cash used in our investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering and the use of short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements along with long-term debt. Our primary investing activities include purchasing investment securities and loan originations.

For the first nine months of 2010, deposits have increased $2.4 million. With loan demand being slow, the Company has been able to increase its investment portfolio by $8 million. In addition, the Company has paid down FHLB advances by $12.5 million and will continue to pay those down as they mature.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. We rely on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of September 30, 2010, over $33 million is available in overnight borrowing through various correspondent banks. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of September 30, 2010 and December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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




The Company?s and the Bank?s actual amounts and ratios are presented in the table below:

                                                                                    To Be Well
                                                                                   Capitalized
                                                                                   Under Prompt
                                                                  For Capital         Corrective
                                                 Actual       Adequacy Purposes   Action Provisions
                                             Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                             (Dollars in Thousands)
September 30, 2010
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 60,600  13.2%    $ 36,739    8%     $ 45,924    N/A
  Tier I Capital (to Risk-Weighted Assets)    54,824  11.9       18,370    4        27,554    N/A
  Tier I Capital (to Average Assets)          54,824   8.1       26,987    4        33,734    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 62,433  13.6%    $ 36,728    8%     $ 45,910    10%
  Tier I Capital (to Risk-Weighted Assets)    56,659  12.3       18,364    4        27,546     6
  Tier I Capital (to Average Assets)          56,659   8.4       26,978    4        33,722     5

December 31, 2009
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 58,398  12.6%    $ 36,957    8%     $ 46,196    N/A
  Tier I Capital (to Risk-Weighted Assets)    52,593  11.4       18,478    4        27,718    N/A
  Tier I Capital (to Average Assets)          52,593   8.0       26,201    4        32,752    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 60,675  13.1%    $ 36,941    8%     $ 46,177    10%
  Tier I Capital (to Risk-Weighted Assets)    54,869  11.9       18,471    4        27,706     6
  Tier I Capital (to Average Assets)          54,869   8.4       26,200    4        32,750     5

Non-Performing Assets

As of September 30, 2010, our non-performing assets totaled $22.7 million or 3.41% of assets compared to $19.1 million or 2.83% of assets at December 31, 2009. (See table below) We experienced an increase of $3.6 million in non-accrual loans from December 31, 2009 to September 30, 2010, largely due to an increase in non-accrual loans secured by real estate of $3.7 million. As of September 30, 2010, non-accrual loans include $2.5 million in loans secured by non-farm and non-residential real estate, $4.2 million in loans secured by real estate construction, $4.7 million in loans secured by 1-4 family residential real estate, $3.3 million in loans secured by multi-family real estate properties and $800 thousand in loans secured by farmland. Real estate loans composed 99.7% of the non-performing loans as of September 30, 2010 and 98% as of December 31, 2009. Forgone interest income on the non-accrual loans was $436 thousand for the first nine months of 2010 compared to $394 thousand for the same time period in 2009. Accruing loans that are contractually 90 days or more past due as of September 30, 2010 totaled $628 thousand compared to $2.5 million at December 31, 2009, a decrease of $1.9 million. The decrease is primarily due to one loan amounting to $1.4 million being paid off during the period and other loans being reclassified as non-accrual. The total nonperforming loans increased $1.7 million from December 31, 2009 to September 30, 2010, resulting in an increase in the ratio of nonperforming loans to loans of 51 basis points to 3.93%. In addition, the amount the Company has booked as ?Other Real Estate? has increased $1.9 million from December 31, 2009 to September 30, 2010. As of September 30, 2010 the amount booked as ?Other Real Estate? totaled $6.4 million compared to $4.5 million at December 31, 2009. The increase is largely attributed to two loan customers who specialized in commercial & land development properties that totaled $2.4 million that was previously on non-accrual. The allowance as a percentage of non-performing and restructured loans and Other Real Estate decreased from 40% at December 31, 2009 to 32% at September 30, 2010. The decrease is largely attributed to the addition of $1.8 million made to the allowance for loan losses in the fourth quarter of 2009 for loans that were charged off in the first quarter of 2010.



Nonperforming Assets
                                            9/30/10    12/31/09
                                              (in thousands)

Non-accrual Loans                          $ 15,680    $ 12,038
Accruing Loans which are
 Contractually past due
 90 days or more                                628       2,526
Total Nonperforming and Restructured         16,308      14,564
Other Real Estate                             6,380       4,542
Total Nonperforming and Restructured
 Loans and Other Real Estate               $ 22,688    $ 19,106
Nonperforming and Restructured Loans
 as a Percentage of Loans                      3.93%       3.42%
Nonperforming and Restructured Loans
 and Other Real Estate as a Percentage
 of Total Assets                               3.41%       2.83%
Allowance as a Percentage of
 Period-end Loans                              1.77%       1.79%
Allowance as a Percentage of
 Non-performing and Restructured Loans           32%         40%
 and Other Real Estate

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

Provision for Loan Losses

The loan loss provision for the first nine months was $1.95 million for 2010 and $1.35 million for 2009. The loan loss provision for the three months ended September 30, 2010 was $700 thousand and $450 thousand for the same period in 2009. Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions. The average loss rates are reviewed for trends in the analysis, as well as comparisons to peer group loss rates. Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types. As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Net charge-offs for the nine month period ended September 30, 2010 were $2.2 million compared to net charge-offs of $477 thousand for the same period in 2009. Net charge-offs for the three month period ended September 30, 2010 were positive and equated to a net recovery of $211 thousand compared to net charge-offs of $485 thousand during the same period in 2009. Based on our internal loan review as of December 31, 2009, an addition of $1.8 million was made to the allowance for loan losses in the fourth quarter of 2009. Three borrowers that total $1.8 million were charged off in the first quarter of 2010 and were directly related to the additional provision in the fourth quarter of 2009. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Based on the above information, Management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses                                    Nine Months Ended September 30
                                                       (in thousands)
                                                      2010             2009
Balance at Beginning of Period                   $   7,600        $   5,465
Amounts Charged-off:
  Commercial                                            19              289
  Real Estate Construction                             547               39
  Real Estate Mortgage                               1,967              221
  Agricultural                                          74                6
  Consumer                                             814            1,047
Total Charged-off Loans                              3,421            1,602
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                            43                2
  Real Estate Construction                               -               35
  Real Estate Mortgage                                 736              393
  Agricultural                                          11                -
  Consumer                                             453              695
Total Recoveries                                     1,243            1,125
Net Charge-offs                                      2,178              477
Provision for Loan Losses                            1,950            1,350
Balance at End of Period                             7,372            6,338
Loans
  Average                                          420,621          420,364
  At September 30                                  415,417          427,921
As a Percentage of Average Loans:
  Net Charge-offs for the period                      0.52%            0.11%
  Provision for Loan Losses for the period            0.46%            0.32%
Allowance as a Multiple of
 Net Charge-offs (annualized)                          2.5             10.0

                                              Three Months Ended September 30
                                                       (in thousands)
                                                      2010             2009
Balance at Beginning of Period                   $   6,461        $   6,373
Amounts Charged-off:
  Commercial                                             -              222
  Real Estate Construction                               -                -
  Real Estate Mortgage                                 175              139
  Agricultural                                           -                -
  Consumer                                             342              423
Total Charged-off Loans                                517              784
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             -                -
  Real Estate Construction                               -                -
  Real Estate Mortgage                                 564                6
  Agricultural                                           1                -
  Consumer                                             163              293
Total Recoveries                                       728              299
Net Charge-offs (Recoveries)                          (211)             485
Provision for Loan Losses                              700              450
Balance at End of Period                             7,372            6,338
Loans
  Average                                          417,701          424,342
  At September 30                                  415,417          427,921
As a Percentage of Average Loans:
  Net Charge-offs for the period                     (0.05)%           0.11%
  Provision for Loan Losses for the period            0.17%            0.11%
Allowance as a Multiple of
 Net Charge-offs (annualized)                         (8.7)             3.3





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

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company?s interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.
As of September 30, 2010, the projected percentage changes are within the Board approved limits. Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points. Therefore, management places more emphasis in the rising rate environment scenarios. This period?s volatility is higher in each rate shock simulation both in a falling and rising rate environment when compared to the same period a year ago. The projected net interest income report summarizing our interest rate sensitivity as of September 30, 2010 is as follows:

PROJECTED NET INTEREST INCOME
(dollars in thousands)
                                                      Level
Change in basis points:               - 300   - 100   Rates    + 100   + 300

Year One  (10/10 - 9/11)
Net interest income                  $22,784 $23,550 $23,853 $23,967 $24,268
Net interest income dollar change     (1,069)   (303)    N/A     114     415
Net interest income percentage change   -4.5%   -1.3%    N/A     0.5%    1.7%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0% >-10.0%

The projected net interest income report summarizing the Company's interest rate sensitivity as September 30, 2009 is as follows:

PROJECTED NET INTEREST INCOME
(dollars in thousands)
                                                       Level
Change in basis points:               - 300   - 100    Rates  + 100   + 300

Year One  (10/09 - 9/10)
Net interest income                  $20,843 $21,447 $21,938 $22,122 $22,280
Net interest income dollar change     (1,095)   (491)    N/A     184     342
Net interest income percentage change   -5.0%   -2.2%    N/A     0.8%    1.6%

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0% >-10.0%





Projections from September 30, 2010, year one reflected a decline in net interest income of 1.3% with a 100 basis point decline compared to the 2.2% decline in 2009. The 100 basis point increase in rates reflected a 0.5% increase in net interest income in 2010 compared to 0.8% in 2009.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the September 30, 2010 balance sheet, a 100 basis point increase in rates results in a 4.0% decrease in EVE. A 100 basis point decrease in rates results in a 0.4% decrease in EVE. These are within the Board approved limits.


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
            Units)     Per Share     Announced Plans     Purchased Under the
Period    Purchased    (or Unit)       Or Programs        Plans of Programs

7/1/10 ?
 7/31/10         -      $    -                -               31,548 shares

8/1/10 ?
 8/31/10         -           -                -               31,548 shares

9/1/10 ?
 9/30/10         -           -                -               31,548 shares

Total            -           -                -               31,548 shares

On October 25, 2000, we announced that our Board of Directors approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company?s repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2010, 268,452 shares have been purchased.

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

                              KENTUCKY BANCSHARES, INC.

Date  ___11/12/10_______     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  ___11/12/10_______     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer
4
Lexlibrary/197885.1