Form 10-K
period 2010-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2011-03-31
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number:  33-96358

KENTUCKY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0993464
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 157, Paris, Kentucky	40362-0157
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (859)987-1795

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, no par value per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2010 was approximately $35.1 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 18, 2011:  2,743,929.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2011 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

PART I

Item 1.  Business

General

Kentucky Bancshares, Inc. (“Company,” “Kentucky,” “we,” “our” and “us”) is a bank holding company headquartered in Paris, Kentucky.  The Company was organized in 1981 and is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”).

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

The Company had total assets of $658.9 million, total deposits of $537.4 million and stockholders’ equity of $61.0 million as of December 31, 2010.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky  40361, and the telephone number at that address is (859) 987-1795.

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

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 85% of which are secured by real estate at December 31, 2010.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

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

Credit Risk:  Commercial lending and real estate construction lending, generally include a higher degree of credit risk than other loans, such as residential mortgage loans.  Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements. Collateral requirements vary to some degree among borrowers and depend on the borrower’s financial strength, the terms and amount of the loan, and collateral available to secure the loan.  Credit risk results from the decreased ability or willingness to pay by a borrower.  Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loan’s outstanding balance.  For construction loans, inaccurate initial estimates of a project’s costs and the property’s completed value could weaken the Company’s position and lead to the property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property.  Secured and unsecured consumer loans generally are made for automobiles, boats, and other motor vehicles.  In most cases, loans are restricted to Kentucky Bank’s general market area.

Other Products:  Kentucky Bank offers its customers a variety of other services, including checking, savings, money market accounts, certificates of deposits, safe deposit facilities, credit cards and other consumer-oriented financial services.  Kentucky Bank has Internet banking, including bill payment available to its customers at www.kybank.com.  Through its Wealth Management Department, Kentucky Bank provides brokerage services, annuities, life and long term care insurance, personal trust and agency services (including management agency services).

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

Deposit Insurance:  The Company is subject to several deposit insurance assessments, which are described below:

FDIC Assessments.  The Company’s subsidiary bank is a member of the FDIC, and its deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law.  The Company’s subsidiary bank is thus subject to FDIC deposit insurance assessments.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.  Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Company received a one-time assessment credit of $434 thousand that can be applied against future premiums, subject to certain limitations.  Based on the one-time assessment credit, the Company was not required to pay any deposit insurance premiums in 2006 and unused credits from 2006 resulted in the amount of deposit insurance premiums being zero in 2007.  Lower credits remained to offset assessments for 2008, which was the primary factor in higher deposit insurance net assessments of $175 thousand in 2008.

In February 2009, the FDIC adopted a long-term DIF restoration plan as well as an additional emergency assessment for 2009.  The restoration plan increased base assessment rates for banks in all risk categories in order to raise the DIF reserve ratio from its then current 0.40% to 1.15% within a certain of years.  Beginning April 1, 2009, the FDIC established an initial base assessment rate for each bank ranging from 12 to 45 basis points, depending upon a particular bank’s risk category.  Banks in the best risk category, which include the Company’s subsidiary bank, were assessed initial base rates ranging from 12 to 16 basis points of assessable deposits.  The FDIC then adjusted the initial base rate assessment higher or lower to obtain the total base assessment rate based upon a bank’s level of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges between 7 and 77.5 basis points and is applied to a bank’s assessable deposits when computing the FDIC insurance assessment amount.

Additionally, the FDIC approved an interim rule imposing a special emergency assessment to all financial institutions of five basis points on a bank’s total assets less Tier I capital as of June 30, 2009.  Our special assessment amounted to $296 thousand and was paid on September 30, 2009.  On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009.  The prepayment was based on a bank’s regular assessment base as of September 30, 2009, with a quarterly increase of an estimated 5% annual growth rate through the end of 2012.  The prepaid amount will be amortized over the prepayment period.  The Company’s initial prepayment was $3.1 million.  An institution’s quarterly risk-based deposit insurance assessment thereafter is offset by the amount prepaid until that amount is exhausted or until June 30, 2013 when any remaining amount will be returned to the institution.  Prepaid FDIC insurance assessments are included in other assets on the Company’s balance sheet.

On February 7, 2011, the FDIC amended its regulations to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) by modifying the definition of an institution’s deposit insurance assessment base and to change the assessment rate adjustments.  Under Dodd-Frank, the assessment base must, with some possible exceptions, equal average consolidated total assets minus average tangible equity.  Previously, the assessment base was based on deposits.  Dodd-Frank also requires the FDIC to adopt a DIF restoration plan to ensure that the reserve ratio increases to 1.35% from 1.15% of insured deposits by 2020.

Financing Corporation (“FICO”) Assessments.  FICO assessment costs were $58 thousand in 2010, $53 thousand in 2009 and $54 thousand for 2008.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Temporary Liquidity Guarantee Program (“TLGP”).  The Company’s participation in the FDIC’s Transaction Account Guarantee Program initiated during the fourth quarter of 2008 also contributed to an increase in deposit insurance premiums.  The TLGP consists of two separate programs implemented by the FDIC in October 2008.  This includes the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).  These programs were initially provided at no cost to participants during the first 30 days.

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

Under the TAGP, the FDIC guarantees 100% of certain noninterest bearing transaction accounts up to any amount to participating FDIC insured institutions.  The unlimited coverage was initially applicable until December 31, 2009, but was later extended to December 31, 2012.  The Company opted to participate in the TAGP; as such, it will incur an additional quarterly-assessed fee on balances in noninterest bearing transaction accounts exceeding the recently increased $250 thousand deposit limit that became effective on November 13, 2008.  The previous deposit insurance limit amount was $100 thousand.

Dodd-Frank Wall Street Reform and Consumer Protection Act:  Dodd-Frank was signed into law by the President on July 21, 2010, and represents a significant change in the American financial regulatory environment affecting all Federal financial regulatory agencies and affecting almost every aspect of the nation’s financial services industry.  Dodd-Frank includes, among others, the following:

•                  the creation of a Financial Stability Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

•                  the establishment of the same or strengthened capital and liquidity requirements for bank holding companies that apply to insured depository institutions;

•                  restrictions in proprietary trading and investing in or sponsoring of any hedge fund or private equity fund;

•                  the establishment of minimum credit risk retention requirements relating to securitizations;

•                  the establishment of detailed asset-level and data-level disclosure requirements relating to loan brokers and originators;

•                  Codify and expand the “source of strength” doctrine as a statutory requirement.  The source of strength doctrine represents the long held policy view by the Federal Reserve that a bank holding company should serve as a source of financial strength for its subsidiary banks;

•                  a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013 for the full net amount held by depositors in non-interest bearing transaction accounts;

•                  authorization for financial institutions to pay interest on business checking accounts;

•                  changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity;

•                  expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions;

•                  provisions for new disclosure and other requirements regarding corporate governance and executive compensation;

•                  the creation of a Consumer Financial Protection Bureau, which is authorized to promulgate consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on institutions with more than $10 billion in assets.

Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations to be implemented or which will not become fully effective for several years.

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

Employees

At December 31, 2010, the number of full time equivalent employees of the Company was 184.

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

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (“SEC”) pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The public may read and copy any material the Company files with the SEC at the SEC’s Public Reference Room at 100 F

Street, NE, Washington, DC  20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on its website at www.sec.gov.  The Company’s website is located at www.kybank.com.

Item 1A.  Risk Factors

There are factors, many beyond our control, which may significantly affect the Company’s financial position and results of operations.  Some of these factors are described below in the sections titled financial risk, business risk and operational risk.  These risks are not totally independent of each other; some factors affect more than one type of risk.  These include regulatory, economic, and competitive environments.  As part of the annual audit plan, our internal risk management department meets with management to assess these risks throughout the Company.  Many risks are further addressed in other sections of this Form 10-K document.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.

Industry Risk

Industry risk includes risks that affect the entire banking service industry.

Significant decline in general economic conditions will negatively affect the financial results of our banking operations.  Our success depends on general economic conditions both locally, nationally, and to a lesser extent, internationally.  Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008 and such weakened conditions continued in 2009 and in 2010.  While economic conditions have improved in some areas, business activity remains low, particularly in real estate.  Further, the recent natural disasters and resulting devastation in Japan may affect the ability of our customers, who work for or contract with the Toyota car manufacturing facility located in Georgetown, Kentucky, to repay mortgage or commercial business loans.  Many businesses are still in serious difficulty due to reduced consumer spending and continued liquidity challenges in the market.  The housing market is still depressed as reflected by a high level of foreclosures and continued unemployment.  These factors have affected the performance of mortgage loans and resulted in financial institutions, including government-sponsored entities, in making significant write-downs of asset values of mortgage-backed securities, credit default swaps and other derivative and cash securities.  Some financial institutions have failed.  Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity.  Consumer confidence regarding the economy is low and the financial markets reflect this lack of confidence.  Most of our customers are in the Central Kentucky area, and have been directly affected by this recession.  Local economic conditions have affected the demand of customers for loans, the ability of some borrowers to repay these loans and the value of the collateral securing these loans.  Loan growth is critical to our profitability.  We do not expect significant improvement in the economy in the near future, and future declines in the economy will likely make the credit market crisis worse.

The exercise of regulatory power may have negative impact on our results of operations and financial condition.  We are subject to extensive regulation, The exercise of regulatory power may have negative impact on our results of operations and financial condition.  We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal or state legislation could have a substantial impact on our operations.  Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on the financial condition and results of operations.  For example, in response to the economic downturn and financial crisis, the U.S. government has enacted legislation by passing the Emergency Economic Stabilization Act of 2008 (“EESA”) followed by the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), and Dodd-Frank in 2010.  These Acts have enabled, and will enable the U.S. Treasury, the FDIC and the Federal Reserve Board to develop programs, such as the Capital Purchase Program, the Financial Stability Plan and the foreclosure prevention program, to improve funding to consumers, increase interbank lending and reduce home foreclosures.  The U.S. government continues to closely evaluate the economy, the effect of its legislation and resulting programs and initiatives on the economy.  We expect that the U.S. government will continue to refine these programs and develop new programs.  We do not know whether these Acts and programs will positively affect the economy, help stabilize the financial markets and increase the availability of credit.  Our business, financial condition, results of operations, liquidity and access to capital and credit will likely be negatively affected if the economy worsens or the financial markets do not stabilize.

Higher FDIC Deposit Insurance Premiums and Assessments Could Adversely Affect Our Financial Condition.  FDIC insurance premiums have increased substantially in 2009 and 2010, and the Company may have to continue to pay significantly higher FDIC premiums in the future.  Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  Under the Federal Deposit Insurance Act, as amended by Dodd-Frank, the FDIC must establish and implement a plan to restore the Deposit Insurance Fund’s designated reserve ratio to 1.35% of insured deposits by 2020.  Dodd-Frank removed the previously established upper limit reserve ratio of 1.15%.  The FDIC must continue to assess and consider the appropriate level of the designated reserve ratio annually by considering each of the following:  risk of loss to the insurance fund; economic conditions affecting the banking industry; the prevention of sharp swings in the assessment rates; and any other factors the FDIC deems important. In December 2010 the FDIC announced that it had established the long-term reserve ratio at 2.0%.

The FDIC previously implemented a restoration plan that changed both its risk-based assessment system and its base assessment rates.  As part of this plan, during the second quarter of 2009 it increased deposit insurance assessment rates generally and imposed a special assessment of five basis points on each insured institution’s total assets less Tier 1 capital.  The special assessment in 2009 was in addition to the regular quarterly risk-based assessment.  The Company paid $296 thousand related to this special assessment.

In the wake of a rapid depletion of the FDIC’s Deposit Insurance Fund resulting from a high number of bank failures, the FDIC required that all (with limited exceptions) insured institutions pay in the fourth quarter of 2009 its following estimated three years’ quarterly deposit assessments in advance.  This resulted in an aggregate payment by the Company’s bank totaling $3.1 million in the fourth quarter of 2009.  The three years’ advance payment was recorded as a prepaid asset that is being expensed in approximately equal amounts over the prepayment period and, thus, only impact earnings in the normal course.  However, the advance payment reduced the liquid assets of the Company’s bank at the time of payment.

As a result of Dodd-Frank, the FDIC has revised its DIF restoration plan by changing the calculation of FDIC deposit insurance assessments; the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity.  These changes may result in higher insurance premiums and could significantly increase the

Company’s non-interest expense in future periods.  Any increase in assessments could adversely impact the Company’s future earnings and liquidity.

The effect of changes to banking capital standards could negatively impact the Company’s regulatory capital and liquidity.  In December 2010, the Basel Committee on Banking Supervision issued final rules related to global regulatory standards on bank capital adequacy and liquidity.  The new rules present details of the Basel III framework, which includes increased capital requirements and limits the types of instruments that can be included in Tier 1 capital.  Basel III implementation in the U.S. will require that regulations and guidelines be issued by U.S. banking regulators, which may significantly differ from the recommendations published by the Basel Committee.

The Company cannot predict at this time the precise content of capital and liquidity guidelines or regulations that may be adopted by regulatory agencies having authority over us and our subsidiary, or the impact that any changes in regulation would have on the Company.  However, we expect that the new standards will generally require the Company or our banking subsidiary to maintain more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities in order to comply with new liquidity requirements, which could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.

Increased competition from other providers may adversely affect our financial condition and results of operations.  We face vigorous competition from banks and other financial institutions.  This competition may reduce or limit our margins on banking services, reduce market share and adversely affect results of operations and financial condition.

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

Financial Risk

Financial risk components include, but are not limited to, credit risk, interest rate risk, goodwill impairment, market risk and liquidity risk.  We have adopted various policies to minimize potential adverse effects of interest rate, market and liquidity risks.  However, even with these policies in place, a change in interest rates could negatively impact our results of operations or financial position.

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

Changes in market multiples may negatively affect the value of Goodwill.  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.  At a minimum, management is required to assess goodwill and other intangible assets annually for impairment.  This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated.  If these variables change negatively, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

Changes in market factors may negatively affect the value of our investment assets.  Market risk focuses on the impact to earnings and capital arising from changes in market factors (e.g., interest rates, market liquidity, volatilities, etc.) that affect the value of traded instruments.  Market risk includes items reflected both on and off the balance sheet.  Market risk focuses primarily on mark-to-market portfolios (e.g., accounts revalued for financial statement presentation).

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

Technology Risk

Systems failure, interruption or breach of security may have a negative impact on our business.  Communications and information systems are essential to the conduct of the Bank’s business, as such systems are used to manage customer relationships, deposits, loans, general ledger accounts, financial reporting and regulatory compliance.  While the Bank has established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do.  In addition, any compromise of the Bank’s information security systems could deter customers from using the Bank’s web site and its internet banking service, both of which involve the transmission of confidential information.  Although the Bank relies on commonly used security and processing systems to provide the security and authentication necessary to ensure the secure transmission and processing of data, these precautions may not protect our systems from all compromises or breaches of security.

The business continuity of third-party providers may have a negative impact on our technology operations.  The Bank outsources certain of its data processing to third-party providers.  If third-party providers encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for customer transactions could be affected, and the Bank’s business operations could be adversely impacted.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The Bank has addressed technology risks through the use of logon and user access controls, transaction limits, firewalls, antivirus software, intrusion protection monitoring and third party vulnerability scans.  Systems failure or interruption has been addressed by adopting a disaster recovery and contingency plan.  In addition, for all third-party providers of data processing services, the Bank obtains and reviews audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters is located at 339 Main Street, Paris, KY 40631, which it owns.  The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361.  In addition, Kentucky Bank serves customer needs at 12 other locations.  All locations offer a full range of banking services.  Kentucky Bank owns all of the properties at which it conducts its business.  The Company owns approximately 119,000 square feet of office space.

Note 6 to the Company’s audited and consolidated financial statements included in Item 8 (“2010 Consolidated Financial Statements and Notes”) contains additional information relating to amounts invested in premises and equipment.

Kentucky Bank Banking Offices

401 Main Street, Paris, KY 40361

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

1500 Flemingsburg Road, Morehead, KY 40351

260 Blossom Park Drive, Georgetown, KY 40324

103 West Showalter Drive, Georgetown, KY 40324

520 Marsailles Road, Versailles, KY 40383

Item 3.  Legal Proceedings

The Company and its subsidiary are from time to time involved in routine legal proceedings occurring in the ordinary course of business that, in the aggregate, management believes will not have a material impact on the Company’s financial condition and results of operation.  Further, we maintain liability insurance to cover some, but not all, of the potential liabilities normally incident to the ordinary course of our businesses as well as other insurance coverage’s customary in our business, with coverage limits as we deem prudent.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for the Company’s Common Stock.  The Company’s Common Stock is not listed on any national securities exchange.  However, it is traded on the OTC Bulletin Board under the symbol “KTYB.OB”.  Trading in the Common Stock has been infrequent, with retail brokerage firms making the market.

The following table sets forth the high and low closing sales prices of the Common Stock from the OTC Bulletin Board and the dividends declared thereon, for the periods indicated below:

		High	Low	Dividend

2010	Quarter 4	$17.45	$16.25	$.21
	Quarter 3	17.50	15.00	.21
	Quarter 2	18.00	15.75	.21
	Quarter 1	18.00	16.00	.21
2009	Quarter 4	$17.90	$15.50	$.20
	Quarter 3	18.00	15.20	.20
	Quarter 2	17.95	15.50	.20
	Quarter 1	19.50	16.50	.20

Note 16 to the Company’s 2010 Consolidated Financial Statements and Notes included Item 8 contains additional information relating to amounts available to be paid as dividends.

Holders

As of December 31, 2010 the Company had 2,738,039 shares of Common Stock outstanding and approximately 519 holders of record of its Common Stock.

Dividends

During 2010 and 2009, the Corporation declared quarterly cash dividends aggregating $0.84 and $0.80 per share, respectively.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

The table below lists issuer purchases of equity securities.

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

10/1/10 - 10/31/10	1,150	$17.00	1,150	30,398 shares

11/1/10 - 11/30/10	2,537	16.98	2,537	27,861 shares

12/1/10 - 12/31/10	500	16.25	500	27,361 shares

Total	4,187		4,187	27,361 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program.  The Company is authorized to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the purchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through December 31, 2010, 272,639 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on December 1, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensations plans under which equity securities of the company are authorized for issuance.

			No. of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column 1)

Plans Approved By Stockholders:

1993 Nonemployee Directors Stock Ownership Incentive Plan	6,100	$29.96	—

1999 Employee Stock Option Plan	26,540	29.37	—

2005 Restricted Stock Grant Plan	—	—	30,501

2009 Stock Award Plan	—	—	150,000

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

The following graph compares the change in the cumulative total stockholder return on our common stock with the cumulative total return of the SIC Code 6022 State Commercial Banks less than $100 million and the Russell Microcap Index from 2005 through 2010.  This comparison assumes $100 invested on December 31, 2005 in (a) our common stock, (b) SIC Code 6022 State Commercial Banks <$100 million, and (c) the Russell Microcap Index.

Item 6.  Selected Financial Data (in thousands except per share data)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.

	At or For the Year Ended December 31
	2010	2009	2008	2007	2006
CONDENSED STATEMENT OF INCOME:
Total Interest Income	$30,276	$31,929	$35,129	$39,219	$35,593
Total Interest Expense	10,067	12,509	15,359	19,034	16,718
Net Interest Income	20,209	19,420	19,770	20,185	18,875
Provision for Losses	3,250	3,450	3,700	1,000	475
Net Interest Income After Provision for Losses	16,959	15,970	16,070	19,185	18,400
Noninterest Income	10,566	10,214	8,354	7,936	7,236
Noninterest Expense	22,021	21,152	20,027	18,131	16,682
Income Before Income Tax Expense	5,504	5,032	4,397	8,990	8,954
Income Tax Expense	565	184	684	2,404	2,468
Net Income	4,939	4,848	3,713	6,586	6,486

SHARE DATA:
Basic Earnings per Share (EPS)	$1.81	$1.77	$1.34	$2.31	$2.35
Diluted EPS	1.81	1.77	1.33	2.30	2.34
Cash Dividends Declared	0.84	0.80	1.12	1.08	1.00
Book Value	22.29	22.25	20.77	20.65	19.59
Average Common Shares-Basic	2,732	2,737	2,778	2,852	2,762
Average Common Shares-Diluted	2,732	2,737	2,782	2,862	2,774

SELECTED BALANCE SHEET DATA:
Loans, including loans held for sale	$406,905	$417,818	$418,812	$412,509	$439,159
Investment Securities	176,867	168,411	172,834	147,750	127,891
Total Assets	658,943	675,231	678,775	630,939	629,542
Deposits	537,401	536,446	520,808	486,005	468,808
Securities sold under agreements to repurchase and other borrowings	7,179	8,226	10,717	6,735	11,327
Federal Home Loan Bank advances	43,206	56,096	77,301	63,993	80,030
Stockholders’ Equity	61,043	60,966	57,041	58,844	55,281

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	0.71%	0.72%	0.58%	1.04%	1.09%
Return on Stockholders’ Equity	7.84%	8.10%	6.45%	11.59%	12.82%
Net Interest Margin (1)	3.43%	3.36%	3.49%	3.56%	3.48%
Equity to Assets (annual average)	9.07%	8.92%	8.96%	8.97%	8.48%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	46.62%	45.28%	84.05%	46.89%	42.68%
Number of Employees (at period end)	184	182	214	204	203

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.20%	1.79%	1.29%	1.17%	1.12%
Net Charge-offs as a Percentage of Average Loans	1.42%	0.31%	0.75%	0.26%	0.14%

(1)          Tax equivalent

Item 7.  Management’s Discussion and Analysis

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, Kentucky Bank, at December 31, 2010, 2009 and 2008, and the consolidated results of operations for each of the years in the three year period ended December 31, 2010.  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2010 Consolidated Financial Statements and Notes included in Item 8.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2010 data.

Critical Accounting Policies

Overview.  The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  Significant accounting policies are listed in Note 1 of the Company’s 2010 Consolidated Financial Statements and Notes included in Item 8.  Critical accounting and reporting policies include accounting for loans and the allowance for loan losses, goodwill and fair value.  Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

Loan Values and Allowance for Loan Losses.  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status.  Interest income received on such loans is accounted for on the cash basis or cost recovery method.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  The loan portfolio also represents the largest asset group on the consolidated balance sheets.  Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Loan Losses” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2010 Consolidated Financial Statements and Notes.

Goodwill.  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Fair Values.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the description of each asset and liability category in Note 1 of the Company’s 2010 Consolidated Financial Statements and Notes.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  economic conditions (both generally and more specifically in the markets, including the tobacco market, the thoroughbred horse industry and the automobile industry relating to Toyota vehicles, in which the Company and its bank operate); competition for the Company’s customers from other providers of financial and mortgage services; government legislation, regulation and monetary policy (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We conduct our business through our one bank subsidiary, Kentucky Bank.  Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 85% of which are secured by real estate at December 31, 2010.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.  Kentucky Bank’s primary market is Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties in Kentucky.

Net income for the year ended December 31, 2010 was $4.9 million, or $1.81 per common share compared to $4.8 million, or $1.77 for 2009 and $3.7 million, or $1.34 for 2008.  Earnings per share assuming dilution were $1.81, $1.77 and $1.33 for 2010, 2009 and 2008, respectively.  For 2010, net income increased $92 thousand, or 1.9%.  Net interest income increased $789 thousand, the loan loss provision decreased $200 thousand, total other income increased $352 thousand, while total other expenses increased $869 thousand and income tax expense increased $381 thousand.

For 2009, net income increased $1.1 million, or 30.6%.  Net interest income decreased $350 thousand, the loan loss provision decreased $250 thousand, total other income increased $1.9 million, while total other expenses increased $1.1 million.

Return on average equity was 7.8% in 2010 compared to 8.1% in 2009 and 6.5% in 2008.  Return on average assets was 0.71% in 2010 compared to 0.72% in 2009 and 0.58% in 2008.

Non-performing loans as a percentage of loans (including held for sale) were 3.20%, 3.42% and 1.73% as of December 31, 2010, 2009 and 2008, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis increased from $20.7 million in 2008 and 2009 to $21.8 million in 2010.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2009 to 2010.  Average earning assets increased $19 million, or 3.1%.  Investment securities increased $3.0 million primarily due to lower level of loan demand.  Loans decreased $2.1 million as a result of the economy and slower demand during 2010.  Average interest bearing liabilities increased $9.7 million, or 1.9% during this same period.  This change was primarily from the increase in time deposits and “NOW” and money market accounts, offset by a decrease in borrowings.  The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances.

After peaking in 2006, bank prime rates began to decrease.  Bank prime rates decreased 100 basis points in 2007, and another 400 basis points in 2008, and have remain unchanged since then.  The tax equivalent yield on earning assets decreased from 5.38% in 2009 to 5.01% in 2010.

The volume rate analysis for 2010 that follows indicates that $1.7 million of the decrease in interest income is attributable to the decrease in rates, while the change in volume contributed to an increase of $9 thousand in interest income.  The rate decrease also caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 2.46% in 2009 to 1.94% in 2010.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $2.1 million to interest expense, while the change in volume was responsible for a $332 thousand decrease in interest expense.  As a result, the 2010 net interest income increase is attributed mostly to decreases in rates and a decrease in average borrowings.

The volume rate analysis for 2009 that follows indicates that $4.5 million of the decrease in interest income is attributable to the decrease in rates, while the change in volume contributed to an increase of $1.3 million in interest income.  The rate decrease also caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 3.15% in 2008 to 2.46% in 2009.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $3.5 million to interest expense, while the change in volume was responsible for a $602 thousand increase in interest expense.  As a result, the 2009 net interest income increase is attributed to decreases in rates.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2010 vs. 2009 and 2009 vs. 2008.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	(in thousands)
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$(128)	$(889)	$(1,017)	$265	$(2,796)	$(2,531)
Investment Securities	111	(765)	(654)	1,185	(1,515)	(330)
Federal Funds Sold and Securities Purchased under Agreements to Resell	24	(1)	23	(121)	(213)	(334)
Deposits with Banks	2	(7)	(5)	1	(6)	(5)
Total Interest Income	9	(1,662)	(1,653)	1,330	(4,530)	(3,200)
INTEREST EXPENSE
Deposits
Demand	108	201	309	40	(830)	(790)
Savings	(25)	(206)	(231)	9	(85)	(76)
Negotiable Certificates of Deposit and Other Time Deposits	364	(1,818)	(1,454)	986	(2,267)	(1,281)
Securities sold under agreements to repurchase and other borrowings	(184)	(35)	(219)	—	(302)	(302)
Federal Home Loan Bank advances	(595)	(252)	(847)	(433)	32	(401)
Total Interest Expense	(332)	(2,110)	(2,442)	602	(3,452)	(2,850)
Net Interest Income	$341	$448	$789	$728	$(1,078)	$(350)

Average Consolidated Balance Sheets and Net Interest Analysis  (dollars in thousands)

	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	99,178	2,605	2.63%	107,658	3,641	3.38%	88,272	4,348	4.93%
State and Municipal obligations	83,833	3,393	4.05%	72,307	2,994	4.14%	63,463	2,581	4.07%
Other Securities	6,978	305	4.37%	6,982	322	4.61%	6,796	358	5.27%
Total Securities Available for Sale	189,989	6,303	3.32%	186,947	6,957	3.72%	158,531	7,287	4.60%
Total Investment Securities	189,989	6,303	3.32%	186,947	6,957	3.72%	158,531	7,287	4.60%
Tax Equivalent Adjustment		1,626	0.86%		1,307	0.70%		944	0.60%
Tax Equivalent Total		7,929	4.17%		8,264	4.42%		8,231	5.19%
Federal Funds Sold and Agreements to Repurchase	27,049	35	0.13%	8,678	12	0.14%	18,324	346	1.89%
Interest-Bearing Deposits with Banks	1,056	4	0.38%	882	9	1.02%	799	14	1.75%
Loans, Net of Deferred Loan Fees (2)
Commercial	45,817	2,584	5.64%	47,395	2,696	5.69%	45,309	2,852	6.29%
Real Estate Mortgage	357,382	20,088	5.62%	360,752	21,220	5.88%	358,067	23,442	6.55%
Installment	15,332	1,262	8.23%	12,563	1,035	8.24%	13,292	1,187	8.93%
Total Loans	418,531	23,934	5.72%	420,710	24,951	5.93%	416,668	27,481	6.60%
Total Interest-Earning Assets	636,625	31,902	5.01%	617,217	33,236	5.38%	594,322	36,072	6.07%
Allowance for Loan Losses	(6,742)			(6,064)			(5,123)
Cash and Due From Banks	12,891			12,585			13,387
Premises and Equipment	17,699			17,754			17,196
Other Assets	34,279			29,374			22,729
Total Assets	694,752			670,866			642,511

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	136,870	773	0.56%	113,576	464	0.41%	110,022	1,254	1.14%
Savings	36,544	91	0.25%	39,888	322	0.81%	38,962	398	1.02%
Certificates of Deposit and Other Deposits	281,493	6,994	2.48%	269,435	8,448	3.14%	242,884	9,729	4.01%
Total Interest-Bearing Deposits	454,907	7,858	1.73%	422,899	9,234	2.18%	391,868	11,381	2.90%
Securities sold under agreements to repurchase and other borrowings	14,401	377	2.62%	21,354	596	2.79%	21,346	898	4.21%
Federal Home Loan Bank advances	48,803	1,832	3.75%	64,142	2,679	4.18%	74,508	3,080	4.13%
Total Interest-Bearing Liabilities	518,111	10,067	1.94%	508,395	12,509	2.46%	487,722	15,359	3.15%
Noninterest-Bearing Earning Demand Deposits	108,426			96,171			91,244
Other Liabilities	5,192			6,438			5,983
Total Liabilities	631,729			611,004			584,949
STOCKHOLDERS’ EQUITY	63,023			59,862			57,562
Total Liabilities and Stockholders’ Equity	694,752			670,866			642,511
Average Equity to Average Total Assets	9.07%			8.92%			8.96%
Net Interest Income		20,209			19,420			19,769
Net Interest Income (tax equivalent) (3)		21,835			20,727			20,713
Net Interest Spread (tax equivalent) (3)			3.07%			2.92%			2.92%
Net Interest Margin (tax equivalent) (3)			3.43%			3.36%			3.49%

(1)                  Averages computed at amortized cost.

(2)                  Includes loans on a nonaccrual status and loans held for sale.

(3)                  Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $10.6 million in 2010 compared to $10.2 million in 2009 and $8.4 million in 2008.  In 2010, increases in securities gains and gains on sold mortgage loans account for the majority of the increase.  In 2009, increases in securities gains also account for the majority of the increase.  However, for both 2009 and 2010 these increases were offset by decreases in service charges.

Securities gains were $2.1 million in 2010, $1.6 million in 2009 and $658 thousand in 2008.  These are primarily attributable to declining interest rates and the related inverse relationship of interest rates and market values.  Some securities gains were taken in 2010, 2009 and 2008 and used to offset additions to the loan loss reserve and costs related to the pension plan termination in 2009 and 2008.

Gains on loans sold were $1.1 million, $1.2 million and $411 thousand in 2010, 2009 and 2008, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.  During 2010, the loan service fee income decreased $41 thousand, compared to an increase of $290 thousand in 2009, which was largely due to recovering some of the write downs of mortgage servicing rights in 2008 which totaled $213 thousand.  Proceeds from the sale of loans were $38 million, $53 million and $19 million in 2010, 2009 and 2008, respectively.  The volume of loan originations is inverse to rate changes with historic low rates in 2010 and 2009 spurring activity.  The volume of loan originations during 2010 was $37 million, $52 million in 2009, and $19 million in 2008.

Other noninterest income excluding security net gains and gains on the sale of mortgage loans was $7.4 million in 2010, $7.4 million in 2009 and $7.3 million in 2008.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $3.9 million in 2010, $4.2 million in 2009 and $4.3 million in 2008.  The decreases in 2010 and 2009 are primarily attributable to the slower economy.  Debit card interchange income was the second largest contributor to noninterest income, excluding security net gains and gains on the sale of mortgage loans.  Debit card interchange income was $1.5 million in 2010, $1.3 million in 2009 and $1.2 million in 2008.  Other income was $157 thousand in 2008, $79 thousand in 2009 and $148 thousand in 2010.  The increase in other income during 2010 was mainly the result of an increase of $113 thousand in trust fees.

Noninterest expense increased $869 thousand in 2010 to $22.0 million, and increased $1.1 million in 2009 to $21.2 million from $20.0 million in 2008.  The increases in salaries and benefits from $11.1 million in 2008 to $11.3 million in 2009 are attributable to normal salary and benefit increases.  The decrease in salaries and benefits of $1.0 million in 2010 to $10.2 million was mostly the result of having no pension expense in 2010.  Costs associated with terminating the pension plan as of December 31, 2008 that were incurred and expensed in 2009 were $874 thousand. Additional pension plan costs due to its December 31, 2008 termination were $563 thousand in 2008.  There were also fewer employees during the first half of the year in 2010 due to certain employees being offered and accepting voluntary separation offers during the fourth quarter of 2009.  The reduction in staff also contributed to a decrease in salary expense.  Bonus compensation was $25 thousand less in 2010 compared to 2009 and $381 thousand higher in 2009 compared to 2008.  The 2009 increase was mainly a result of a successful bank wide incentive program that incorporated individual goals.  The 2010 bonus compensation plan was similar to the plan offered in 2009.  Occupancy expense increased $283 thousand in 2010 to $2.9 million and decreased $92 thousand, or 3.3% in 2009 to $2.6 million.  The largest expense, depreciation, increased $193 thousand to $1.2 million in 2010, and decreased $128 thousand to $1.0 million in 2009.  Other noninterest expenses increased from $6.2 million in 2008 to $7.2 million in 2009 and increased to $8.8 million in 2010.  Repossession expenses increased $993 thousand in 2010 compared to 2009 to $1.3 million.  Of this, $560 thousand was due to write-downs and adjustments to properties classified as “Other

Real Estate” the Company had on its books during 2010.  FDIC insurance decreased $117 thousand in 2010 compared to 2009.  Legal and professional fees increased $279 thousand from 2009 to 2010, mainly from additional loan collection efforts.  Advertising and marketing expenses incurred increased $141 thousand during 2010 compared to 2009.  Taxes other than payroll, property and income increased $204 thousand in 2010 from 2009 to $795 thousand.  The increase was mostly due to a one-time tax credit the Company received in 2009 in the amount of $171 thousand.  Amortization of core deposits related to the Peoples acquisition was $158 thousand in 2010, compared to $164 thousand in 2009.  See Note 7 in the Company’s Consolidated Financial Statements and Notes included in Item 8 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the three-year period indicated.

	For the Year Ended Year Ended December 31
	(in thousands)
	2010	2009	2008
NON-INTEREST INCOME
Service Charges	$4,920	$5,212	$5,332
Loan Service Fee Income (Loss), net	119	160	(130)
Trust Department Income	633	520	478
Investment Securities Gains (Losses),net	2,082	1,619	658
Gains on Sale of Mortgage Loans	1,054	1,205	411
Brokerage Income	156	149	249
Debit Card Interchange Income	1,454	1,270	1,199
Other	148	79	157
Total Non-interest Income	10,566	10,214	8,354

NON-INTEREST EXPENSE
Salaries and Employee Benefits	10,245	11,289	11,082
Occupancy Expenses	2,929	2,646	2,738
Other	8,847	7,217	6,207
Total Non-interest Expense	22,021	21,152	20,027

Net Non-interest Expense as a Percentage of Average Assets	1.71%	1.63%	1.82%

Income Taxes

The Company had income tax expense of $565 thousand in 2010 and $185 thousand in 2009 and $684 thousand in 2008.  This represents an effective income tax rate of 10.3% in 2010, 3.7% in 2009 and 15.6% in 2008.  The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.  In addition, in 2009 and 2010, the Company had additional tax credits which also contributed to the lower effective income tax rate for those years.

Balance Sheet Review

Assets declined from $675 million at December 31, 2009 to $659 million at December 31, 2010.  Securities increased $8 million and loans decreased $11 million in 2010.  Deposits grew $1 million and FHLB borrowings decreased $13 million.  Assets at year-end 2009 totaled $675 million compared to $679 million in 2008.  Loans increased $1 million in 2009.  Deposits grew $16 million and FHLB borrowings decreased $21 million.  The gain in deposits of 3% is primarily from normal growth and the addition of public money.

Loans

Total loans (including loans held for sale) were $412 million at December 31, 2010 compared to $425 million at the end of 2009 and $424 million in 2008.  The decrease in 2010 is mainly attributable to decreased loan demand and the Company charging off non-performing loans or repossessing the collateral associated with certain non-performing loans and those loans balances being moved to “Other Real Estate” on the balance sheet.  Loans increased $1 million in 2009, and the increase in 2009 was primarily attributable to normal loan demand.  As of the end of 2010 and compared to the prior year-end, commercial loans increased $907 thousand, real estate construction loans decreased $3.3 million, 1-4 family residential property loans decreased $5.2 million, multi-family residential property loans decreased $168 thousand, non-farm & non-residential property loans decreased $4.1 million, agricultural loans decreased $2.2 million and installment loans increased $552 thousand.  As of the end of 2009 and compared to the prior year-end, commercial loans increased $428 thousand, real estate construction loans were flat, 1-4 family residential property loans decreased $7.4 million, multi-family residential property loans decreased $2.1 million, non-farm & non-residential property loans decreased $4.5 million and installment loans increased $600 thousand.

As of December 31, 2010, the real estate mortgage portfolio comprised 68% of total loans similar to 68% in 2009.  Of this, 1-4 family residential property represented 57% in 2010 and 57% in 2009.  Agricultural loans comprised 19% in 2010 and 19% in 2009 of the loan portfolio.  Approximately 77% of the agricultural loans are secured by real estate in 2010 compared to 75% in 2009.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.  Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.  Automobile loans account for 27% in 2010 and 30% in 2009 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.  Collateral is requested depending on the creditworthiness of the borrower.  Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer.  Approximately 6% of the loan portfolio is unsecured.  Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company’s loan portfolio by category for each of the last five years.  There is no concentration of loans (greater than 5% of the loan portfolio) in any industry.  The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding

	December 31 (in thousands)
	2010	2009	2008	2007	2006
Commercial	$22,840	$21,933	$21,505	$22,924	$29,335
Real Estate Construction	13,518	16,865	16,819	26,172	29,034
Real Estate Mortgage:
1-4 Family Residential	158,997	164,445	157,081	168,087	177,378
Multi-Family Residential	13,519	13,687	15,749	17,805	21,004
Non-Farm & Non-Residential	105,580	109,665	114,202	84,857	91,942
Agricultural	78,375	80,619	80,779	80,774	79,627
Installment	18,830	18,277	17,643	15,421	15,684
Other	291	280	685	1,603	402
Total Loans	411,950	425,771	424,463	417,643	444,406
Less Deferred Loan Fees	120	161	186	255	256
Total Loans, Net of Deferred Loan Fees	411,830	425,610	424,277	417,388	444,150
Less loans held for sale	—	191	—	—	—
Less Allowance for Loan Losses	4,925	7,601	5,465	4,879	4,991
Net Loans	406,905	417,818	418,812	412,509	439,159

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2010.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above table are netted with real estate mortgage loans on the following table.

Loan Maturities and Interest Sensitivity

	December 31, 2010 (in thousands)
	One Year	One Through	Over	Total
	or Less	Five Years	Five Years	Loans
Commercial	$14,622	$6,943	$1,275	$22,840
Real Estate Construction	7,286	6,232		13,518
Real Estate Mortgage:
1-4 Family Residential	11,765	26,510	120,602	158,877
Multi-Family Residential	815	4,729	7,975	13,519
Non-Farm & Non-Residential	16,089	30,038	59,453	105,580
Agricultural	14,551	30,325	33,499	78,375
Installment	5,148	9,838	3,844	18,830
Other	291	—	—	291
Total Loans, Net of Deferred Loan Fees	70,567	114,615	226,648	411,830
Fixed Rate Loans	25,751	68,491	33,733	127,975
Floating Rate Loans	44,816	46,124	192,915	283,855
Total Loans, Net of Deferred Loan Fees	70,567	114,615	226,648	411,830

Mortgage Banking

The Company has been in mortgage banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations increased from $19 million in 2008 to $52 million in 2009, and decreased to $37 million in 2010.  Proceeds from the sale of loans were $38 million, $53 million and $19 million for the years 2010, 2009 and 2008, respectively.  Mortgage loans held for sale were zero at December 31, 2010 and $191 thousand at December 31, 2009.  Loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.  Declining rates toward the end of 2007 and continued low rates into 2009, along with consumer tax incentives, resulted in higher loan originations starting in the latter portion of 2007 and continued into 2009.  During 2010, leveling of interest rates primarily resulted in a decline in mortgage originations.  Better pricing resulted in a slight decrease in the gain on sale of mortgage loans from 2009 to 2010.  The effect of these changes was also reflected on the income statement.  As a result, the gain on sale of mortgage loans was $1.1 million in 2010 compared to $1.2 million in 2009 and $411 thousand in 2008.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights.  Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC.  The Bank receives a servicing fee from the FHLMC on each loan sold.  Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are included in intangible assets on the balance sheet and expensed in proportion to, and over the period of, estimated net servicing revenues.  Mortgage servicing rights were $958 thousand at December 31, 2010, $822 thousand at December 31, 2009 and $465 thousand at December 31, 2008.  Amortization of mortgage servicing rights was $224 thousand (including $36 thousand in recovery of 2009 write downs), $161 thousand (including $75 thousand in recovery of 2008 write downs) and $417 thousand (including $213 thousand in write downs) for the years ended

December 31, 2010, 2009 and 2008, respectively.  See Note 4 in the Company’s 2010 Consolidated Financial Statements and Notes included in Item 8 for additional information.

Deposits

For 2010, total deposits increased $1 million to $537 million.  Noninterest bearing deposits increased $9 million, time deposits of $100 thousand and over increased   $6 million, and other interest bearing deposits decreased $14 million.  Public funds totaled $106 million at the end of 2010 ($100 million were interest bearing).

Total deposits increased to $536 million in 2009, up $16 million from 2008.  Noninterest bearing deposits increased $7 million, time deposits of $100 thousand and over decreased $3 million, and other interest bearing deposits increased $13 million.  Public funds totaled $101 million at the end of 2009 ($95 million were interest bearing), an increase of $46 million from the end of 2008.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2010:

Maturity of Time Deposits of $100,000 of More

At December 31, 2010
(in thousands)
Maturing 3 Months or Less	$41,385
Maturing over 3 Months through 6 Months	7,083
Maturing over 6 Months through 12 Months	34,734
Maturing over 12 Months	28,037
Total	$111,239

Borrowings

The Company utilizes both long and short term borrowings.  Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2010, $43 million was borrowed from FHLB, a decrease of $13 million from 2009.  During 2010, $13 million of FHLB borrowing was paid, and no new advances were made.  The decrease in advances in 2010 is primarily a result of an increase in deposits and the slower loan growth.  In 2009, $32 million of FHLB advances were paid and advances were made for an additional $11 million.  The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings

	As of and for the year ended
	December 31 (in thousands)
	2010	2009	2008
Federal Funds Purchased:
Balance at Year end	$—	$—	$—
Average Balance During the Year	452	2,094	1,643
Maximum Month End Balance	4,657	12,611	10,853
Year end rate	0.00%	0.00%	0.00%
Average annual rate	0.38%	0.45%	2.25%
Repurchase Agreements:
Balance at Year end	$5,079	$4,807	$6,617
Average Balance During the Year	3,936	8,576	9,686
Maximum Month End Balance	5,079	11,935	13,125
Year end rate	0.41%	1.33%	3.09%
Average annual rate	1.34%	2.43%	2.97%
Other Borrowed Funds:
Balance at Year end	$2,100	$3,419	$4,100
Average Balance During the Year	2,796	3,467	2,800
Maximum Month End Balance	3,714	3,901	4,500
Year end rate	3.25%	2.76%	2.46%
Average annual rate	3.02%	2.78%	3.68%

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  The other required payments under such commitments at December 31, 2010 are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

FHLB advances	$43,206	$11,252	$19,021	$7,378	$5,555
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	242,598	170,354	61,683	10,561	—

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

Nonperforming Assets

	At December 31 (in thousands)
	2010	2009	2008	2007	2006
Non-accrual Loans	$12,479	$12,038	$6,562	$6,358	$2,379
Accruing Loans which are Contractually past due 90 days or more	706	2,526	779	195	253
Restructured Loans	—	—	—	—	—
Total Nonperforming Loans	13,185	14,564	7,341	6,553	2,632
Other Real Estate	8,424	4,542	1,840	768	411
Total Nonperforming Assets	21,609	19,106	9,181	7,321	3,043
Total Nonperforming Loans as a Percentage of Loans (including loans held for sale) (1)	3.20%	3.42%	1.73%	1.57%	0.59%
Total Nonperforming Assets as a Percentage of Total Assets	3.28%	2.83%	1.35%	1.16%	0.48%
Allowance to nonperforming assets	0.23	0.40	0.60	0.67	1.64

(1)  Net of deferred loan fees

Total nonperforming assets at December 31, 2010 were $21.6 million compared to $19.1 million at December 31, 2009 and $9.2 million at December 31, 2008.  The increase from 2009 to 2010 is attributed primarily to additions to other real estate.  The increase from 2008 to 2009 is primarily attributable to the increase in various loans being put on non-accrual and additions to other real estate.  Of the $8.4 million of other real estate at December 31, 2010, $4.7 million is income producing property.  Total nonperforming loans were $13.2 million, $14.6 million, and $7.3 million at December 31, 2010, 2009 and 2008, respectively.  The non-accrual loan increase from 2009 to 2010 was mainly attributable to several smaller loans being placed on non-accrual.  No loans that were placed into non-accrual status during 2010 and still classified as non-accrual at December 31, 2010, were greater than $500 thousand.  Loans placed into non-accrual status during 2010 that were still listed as non-accrual at December 31, 2010 totaled $5.4 million.  The ending non-accrual loan balance did not increase accordingly due to loans being charged off in 2010 that were classified as non-accrual loans at December 31, 2009, and transfers to other real estate.  Total charge offs in 2010 was $6.8 million.   The non-accrual loan increase from 2008 to 2009 was mainly attributable to four loans ranging from $1.2 million to $3.4 million that total $7.8 million.  All other non-accrual loans were less than $500 thousand.  The decrease in past due loans greater than 90 days or more is mostly the result of loans past due more than 90 days at December 31, 2009 being placed into non-accrual status during 2010.  In 2009, the increase in past due loans 90 days or more was primarily from one borrower of $1.4 million.  All other loans in this category were less than $300 thousand.  These loans were secured by real estate.  The amount of lost interest on our non-accrual loans was $620 thousand for 2010 and $600 thousand for 2009.  At December 31, 2010, loans currently performing but which management believes requires special attention were $21.7 million, with 51% being 1-4 family residential.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2010 were $19.8 million compared to $33.5 million in 2009 and $5.1 million in 2008.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 4 in the Company’s 2010 Consolidated Financial Statements and Notes included in Item 8 herein.

A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract.  The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $799 thousand, $4.1 million and $320 thousand on December 31, 2010, 2009 and 2008, respectively.  The reduction in specific allocations is directly related to the reduction in impaired loans as we charged off large loans in 2010 that had been specifically reserved for in 2009.

Kentucky Bank has a “Problem Loan Committee” that meets at least monthly to review problem loans, including past dues and non-performing loans, and other real estate.  When analyzing the problem loans and the loan quality as of December 31, 2010, the following factors have been considered:

•                  The loan portfolio decreased $11 million from December 31, 2009 to December 31, 2010.

•                  Nonperforming loans decreased $1.4 million from December 31, 2009 to December 31, 2010.

•                  Impaired loans decreased $13.7 million from December 31, 2009 to December 31, 2010, and the related allowance for loan losses decreased $3.3 million.

•                  Forty five percent of the net charge-offs in 2010 were reserved for in 2009.

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

Loan Losses

	For the Year Ended December 31 (in thousands)
	2010	2009	2008	2007	2006
Balance at Beginning of Year	$7,600	$5,465	$4,879	$4,991	$4,310
Balance of Allowance for Loan Losses of Acquired Bank at Acquisition Date Amounts Charged-off:					775
Commercial	24	340	114	131	15
Real Estate Construction	1,236	39	637	374	28
Real Estate Mortgage:
1-4 Family Residential	2,009	807	787	289	232
Multi-Family Residential	1,336	—	—	—	—
Non-Farm & Non-Residential	1,498	—	1,194	—	—
Agricultural	83	22	101	25	3
Consumer	607	621	563	449	365
Total Charged-off Loans	6,793	1,829	3,396	1,268	643
Recoveries on Amounts Previously Charged-off:
Commercial	43	6	6	24	2
Real Estate Construction	—	35	27	19	—
Real Estate Mortgage:
1-4 Family Residential	35	71	15	10	—
Multi-Family Residential	—	—	—	—	—
Non-Farm & Non-Residential	706	337	150		2
Agricultural	17	0	30	64	21
Consumer	67	65	54	39	49
Total Recoveries	868	514	282	156	74
Net Charge-offs	5,925	1,315	3,114	1,112	569
Provision for Loan Losses	3,250	3,450	3,700	1,000	475
Balance at End of Year	4,925	7,600	5,465	4,879	4,991
Total Loans (1)
Average	418,531	420,710	416,668	430,884	408,131
At December 31	411,830	425,418	424,277	417,388	444,150
As a Percentage of Average Loans (1):
Net Charge-offs	1.42%	0.31%	0.75%	0.26%	0.14%
Provision for Loan Losses	0.78%	0.82%	0.89%	0.23%	0.12%
Allowance as a Percentage of Year-end Loans (1)	1.20%	1.79%	1.29%	1.17%	1.12%
Beginning Allowance as a Multiple of Net Charge-offs	1.3	4.2	1.6	4.5	7.6
Ending Allowance as a Multiple of Nonperforming Assets	0.23	0.40	0.60	0.67	1.64

(1)  Including loans held for sale, net of deferred loan fees

Loans are typically charged-off when the collection of principal is considered doubtful, and would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2010 was $3.3 million compared to $3.5 million in 2009 and $3.7 million in 2008.  Net charge-offs were $5.9 million in 2010, $1.3 million in 2009 and $3.1 million in 2008.  Net charge-offs to average loans were 1.42%, 0.31% and 0.75% in 2010, 2009 and 2008, respectively.  The loan loss provision decreased $200 thousand from 2009 to 2010 and decreased $250 thousand from 2008 to 2009.  The provision for 2010 is lower than 2009 due to additions made to the loan reserve at the end of 2009 for anticipated charge offs in 2010.  In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.  The decline in the economy over the past couple of years has resulted in more loan losses, higher loan loss provisions and declining loan quality numbers in 2008 and 2009, compared to prior years.  At December 31, 2010, the allowance for loan losses was 1.20% of loans outstanding compared to 1.79% at year-end 2009 and 1.29% at year-end 2008.  Management believes the allowance for loan losses at the end of 2010 is adequate to cover probable incurred credit losses within the portfolio.

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

Allowance for Loan Losses (in thousands)

	2010	2009	2008	2007	2006

Commercial	$264	$645	$529	$537	$594
Real Estate Construction	758	819	623	633	638
Real Estate Mortgage:
1-4 Family Residential	1,850	2,149	1,209	1,134	1,103
Multi-family Residential	168	179	122	120	131
Non-farm & Non-residential	917	1,434	880	573	572
Agricultural	296	1,437	1,259	1,180	1,241
Consumer	672	937	843	702	712
Total	4,925	7,600	5,465	4,879	4,991

Loans (in thousands)

	2010		2009		2008		2007		2006
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Commercial	$22,840	5.55%	$21,933	5.16%	$21,505	5.07%	$22,924	5.49%	$29,335	6.60%
Real Estate Construction	13,518	3.28%	16,865	3.96%	16,819	3.96%	26,172	6.27%	29,034	6.54%
Real Estate Mortgage:
1-4 Family Residential	158,877	38.58%	164,092	38.57%	156,895	36.98%	167,832	40.21%	177,122	39.88%
Multi-family Residential	13,519	3.28%	13,687	3.22%	15,749	3.71%	17,805	4.27%	21,004	4.73%
Non-farm & Non-residential	105,580	25.64%	109,665	25.78%	114,202	26.92%	84,857	20.33%	91,942	20.70%
Agricultural	78,375	19.03%	80,619	18.95%	80,779	19.04%	80,774	19.35%	79,627	17.93%
Consumer	18,830	4.57%	18,277	4.30%	17,643	4.16%	15,421	3.69%	15,684	3.53%
Other	291	0.07%	280	0.06%	685	0.16%	1,603	0.39%	402	0.09%
Total, Net (1)	411,830	100.00%	425,418	100.00%	424,277	100.00%	417,388	100.00%	444,150	100.00%

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2010	2009

Unused lines of credit	$82,538	$82,699
Commitments to make loans	4,718	2,961
Letters of credit	706	837

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 3.50% to 6.40% with maturities ranging from 1 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2010 increased $2.9 million to $55.5 million.  Stockholders’ equity, excluding accumulated other comprehensive income, was $62.2 million at December 31, 2010.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Peoples acquisition in 2006 and the Kentucky First acquisition in 2003.  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	At December 31 (in thousands)
	2010	2009	Change
Stockholders’ Equity (1)	$62,296	$59,630	2,666
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	13,807	14,037	(230)
Tier I Capital	55,489	52,593	2,896
Allowance for Loan Losses	5,000	5,795	(795)
Other	11	10	1
Tier II Capital	5,011	5,805	(794)
Total Capital	60,500	58,398	2,102
Total Risk Weighted Assets	460,395	461,855	(1,460)
Ratios:
Tier I Capital to Risk-weighted Assets	12.1%	11.4%	0.7%
Total Capital to Risk-weighted Assets	13.1%	12.6%	0.5%
Leverage	8.5%	8.0%	0.5%

(1)  Excluding accumulated other comprehensive income/loss.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions.  The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate.  The categories vary from “well capitalized” to “critically undercapitalized”.  A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2010, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

In management’s opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $168.4 million at December 31, 2009 to $176.9 million at December 31, 2010.   Federal funds sold totaled $5.1 million at December 31, 2010 and $22.0 million at December 31, 2009.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of December 31, 2010 and 2009, the Company held no adjustable rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2010.

Investment Securities at Market Value

Investment Securities (Held to maturity at amortized cost, available for sale at market value)

	At December 31 (in thousands)
	2010	2009	2008
Available for Sale
U.S. government agencies	42,978	44,733	19,350
States and political subdivisions	81,153	80,123	63,971
Mortgage-backed
Fixed -
GNMA, FNMA, FHLMC Passthroughs	52,441	37,325	76,028
GNMA, FNMA, FHLMC CMO’s	—	5,938	13,195
Total mortgage backed	52,441	43,263	89,223
Other	295	292	290
Total	176,867	168,411	172,834

Maturity Distribution of Securities

	December 31, 2010 (in thousands)
		Over One	Over Five		Asset
		Year	Years		Backed
	One Year	Through	Through	Over Ten	& Equity
	or Less	Five Years	Ten Years	Years	Securities	Total

Available for Sale
U.S. government agencies	$—	$27,063	$15,915	$—	$—	$42,978
States and political subdivisions	976	940	17,511	61,726	—	81,153
Mortgage-backed	—	—	—	—	52,441	52,441
Equity Securities	—	—	—	—	295	295
Total	976	28,003	33,426	61,726	52,736	176,867
Percent of Total	0.6%	15.8%	18.9%	34.9%	29.8%	100.0%
Weighted Average Yield (1)	4.87%	1.76%	3.73%	5.82%	3.72%	4.15%

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market prices and rates.  Management considers interest rate risk and liquidity risk to be significant market risks to the Company, but considers interest risk to be the most significant.

Kentucky Bank’s Asset/Liability Committee oversees the Company’s interest rate risk and liquidity risks.  The Bank has developed procedures designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income.  The exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee.

Interest Rate Risk.  Interest rate risk is the potential of economic losses due to future interest rate changes.  These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values.  The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income.

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits.  As of December 31, 2010 the projected net interest income percentages are within the Board of Directors limits.  Please note that at the current low level of interest rates, many rates cannot decline by 300 or 100 basis points, so the projected net interest income changes below as of December 31, 2010 for a declining rate environment is not relevant.  The projected net interest income report summarizing the Company’s interest rate sensitivity as of December 31, 2010 and December 31, 2009 is as follows:

Projected Net Interest Income (December 31, 2010)

	Level
Rate Change:	-300	-100	Rates	+100	+300

Year One (1/11 - 12/11)
Net interest income	24,346	25,061	25,429	25,525	25,603

Net interest income dollar change	(1,083)	(368)	—	96	174

Net interest income percentage change	-4.3%	-1.4%	N/A	0.4%	0.7%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

Projected Net Interest Income (December 31, 2009)

	Level
Rate Change:	-300	-100	Rates	+100	+300

Year One (1/10 - 12/10)
Net interest income	21,669	22,656	23,505	24,273	24,867

Net interest income dollar change	(1,836)	(849)	—	768	1,362

Net interest income percentage change	-7.8%	-3.6%	N/A	3.3%	5.8%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

The numbers in 2010 show less fluctuation when compared to 2009.  In 2010, year one reflected an increase in net interest income of 0.4% compared to 3.3% projected increase from 2009 with a 100 basis point increase.  The 300 basis point increase in rates reflected a 0.7% increase in net interest income in 2010 compared to a 5.8% increase in 2009.  The 100 point decrease in rates reflected a 1.4% decrease in net interest income in 2010 compared to a 3.6% decrease in 2009.  The risk is less in 2010 due to the current status of existing interest rates and their effect on rate sensitive assets and rate sensitive liabilities.  Based on the model, a 300 basis point decrease in rates would decrease net interest income.

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

Liquidity Risk.  Liquidity risk is the possibility that the Company may not be able to meet its cash requirements.  Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and meet the needs of borrowers, depositors and creditors.  Excess liquidity generally has a negative impact on earnings resulting from the lower yields on short-term assets.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Total securities maturing within one year along with cash and cash equivalents totaled $18.6 million at December 31, 2010.  Additionally, securities available-for-sale with maturities greater than one year totaled $175.9 million at December 31, 2010.  The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.  In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.  At December 31, 2009 these balances totaled $111.2 million, approximately 21% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  We have sufficient collateral to borrow an additional $14 million from the FHLB at December 31, 2010.

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

Liquidity Ratios

	December 31
	2010	2009	2008
Average Loans (including loans held for sale)/Average Deposits	74.3%	81.1%	86.2%
Average Securities sold under agreements to repurchase and other borrowings/Average Assets	2.1%	3.2%	3.3%

This chart shows that the loan to deposit ratio decreased in 2010 and 2009.  The decrease in the ratio in 2010 compared to 2009 is mainly attributable to an increase in average deposits.  The decrease in the ratio in 2009 compared to 2008 is also mainly attributable to an increase in deposits.

Item 8.  Financial Statements

The management of the Company has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity.  The statements were prepared in accordance with generally accepted accounting principles in the United States of America.  The consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Management also prepared other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

The Company’s 2010 consolidated financial statements have been audited by Crowe Horwath LLP independent accountants.  Management has made available to Crowe Horwath LLP all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to Crowe Horwath LLP during the audit were valid and appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Kentucky Bancshares, Inc.

Paris, Kentucky

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP
Crowe Horwath LLP

Louisville, Kentucky
March 29, 2011

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

CONSOLIDATED BALANCE SHEETS

December 31

	2010	2009
ASSETS
Cash and due from banks	$12,516,420	$12,387,128
Federal funds sold	5,108,000	22,034,005
Cash and cash equivalents	17,624,420	34,421,133
Securities available for sale	176,866,771	168,411,026
Mortgage loans held for sale	—	191,000
Loans	411,830,266	425,418,387
Allowance for loan losses	(4,924,806)	(7,600,594)
Net loans	406,905,460	417,817,793

Federal Home Loan Bank stock	6,730,600	6,730,600
Real estate owned, net	8,424,192	4,541,762
Bank premises and equipment, net	17,307,967	17,609,800
Interest receivable	4,526,142	4,620,755
Mortgage servicing rights	958,193	822,446
Goodwill	13,116,710	13,116,710
Other intangible assets	1,009,205	1,262,941
Other assets	5,473,154	5,685,230

Total assets	$658,942,814	$675,231,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$105,519,333	$97,005,532
Time deposits, $100,000 and over	111,238,794	105,036,220
Other interest bearing	320,642,500	334,404,746
Total deposits	537,400,627	536,446,498
Repurchase agreements and other borrowings	7,179,100	8,225,579
Federal Home Loan Bank advances	43,206,477	56,095,638
Subordinated debentures	7,217,000	7,217,000
Interest payable	1,256,514	2,122,476
Other liabilities	1,639,762	4,158,430
Total liabilities	597,899,480	614,265,621

Commitments and contingent liabilities	—	—

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,738,039 and 2,739,511 shares issued and outstanding in 2010 and 2009	12,497,765	12,416,487
Retained earnings	49,797,757	47,213,455
Accumulated other comprehensive Income (loss)	(1,252,188)	1,335,633
Total stockholders’ equity	61,043,334	60,965,575

Total liabilities and stockholders’ equity	$658,942,814	$675,231,196

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

	2010	2009	2008
Interest income
Loans, including fees	$23,934,383	$24,951,383	$27,481,123
Securities
Taxable	2,614,597	3,651,419	4,360,377
Tax exempt	3,393,690	2,994,620	2,580,740
Other	332,876	331,380	706,621
	30,275,546	31,928,802	35,128,861
Interest expense
Deposits	7,858,125	9,233,716	11,381,410
Repurchase agreements and other borrowings	139,901	317,093	428,192
Federal Home Loan Bank advances	1,831,599	2,678,788	3,079,895
Subordinated debentures	236,977	279,381	469,651
	10,066,602	12,508,978	15,359,148
Net interest income	20,208,944	19,419,824	19,769,713
Provision for loan losses	3,250,000	3,450,000	3,700,000
Net interest income after provision for loan losses	16,958,944	15,969,824	16,069,713
Other income
Service charges	4,919,660	5,211,548	5,332,172
Loan service fee income (loss), net	119,310	160,478	(129,505)
Trust department income	632,650	519,834	477,891
Securities gains, net	2,082,245	1,619,312	658,037
Gain on sale of mortgage loans	1,054,325	1,205,383	410,539
Brokerage income	156,361	148,481	249,344
Debit card interchange income	1,454,194	1,270,463	1,199,451
Other	147,685	78,553	156,554
	10,566,430	10,214,052	8,354,483
Other expenses
Salaries and employee benefits	10,244,526	11,289,478	11,082,600
Occupancy expenses	2,928,562	2,645,669	2,737,648
Repossession expenses, net	1,285,897	292,897	198,128
FDIC insurance	1,004,722	1,121,692	251,578
Legal and professional fees	877,698	598,864	433,294
Data processing	763,341	733,395	743,796
Debit card expenses	630,298	622,996	552,000
Amortization	253,736	259,736	264,736
Advertising and marketing	584,407	443,604	521,105
Taxes other than payroll, property and income	795,057	591,369	705,789
Telephone	384,372	333,560	313,036
Postage	326,410	309,917	291,206
Loan fees	244,145	111,822	58,290
Other	1,697,423	1,796,584	1,873,854
	22,020,594	21,151,583	20,027,060
Income before income taxes	5,504,780	5,032,293	4,397,136
Provision for income taxes	565,358	184,554	684,074

Net income	$4,939,422	$4,847,739	$3,713,062

Earnings per share:
Basic	$1.81	$1.77	$1.34
Diluted	1.81	1.77	1.33

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31

	2010	2009	2008
Net income	$4,939,422	$4,847,739	$3,713,062
Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	(1,838,696)	3,621,677	536,241
Reclassification of realized amount	(2,082,245)	(1,619,312)	(658,037)
Net change in unrealized gain (loss) on securities	(3,920,941)	2,002,365	(121,796)
Less: Tax impact	(1,333,120)	680,804	(41,411)

Changes related to pension accounting:
Net gain (loss)	—	—	1,000,135
Amortization of net gain (loss)	—	—	33,506
Total recognized in other comprehensive income		—	1,033,641
Less: Tax impact	—	—	351,438

Other comprehensive income (loss)	(2,587,821)	1,321,561	601,818

Comprehensive income	$2,351,601	$6,169,300	$4,314,880

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2008	2,849,056	$12,672,582	$46,759,262	$(587,746)	$58,844,098

Common stock issued including tax benefit, net (including stock grants of 4,025 shares and employee gifts of 91 shares)	10,821	16,829	—	—	16,829
Stock compensation expense	—	135,327	—	—	135,327
Common stock purchased	(114,148)	(480,780)	(2,668,901)	—	(3,149,681)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	(80,385)	(80,385)
Recognition of net loss and prior service cost through earnings due to the termination of the pension plan, net of tax	—	—	—	682,203	682,203
Net income	—	—	3,713,062	—	3 713,062
Dividends declared - $1.12 per share	—	—	(3,120,897)	—	(3,120,897)
Balances, December 31, 2008	2,745,729	$12,343,958	$44,682,526	$14,072	$57,040,556

Common stock issued including tax benefit, net (including stock grants of 4,150 shares and employee gifts of 104 shares)	4,254	1,670	—	—	1,670
Stock compensation expense	—	115,020	—	—	115,020
Common stock purchased	(10,472)	(44,161)	(121,945)	—	(166,106)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	1,321,561	1,321,561
Net income	—	—	4,847,739	—	4,847,739
Dividends declared - $0.80 per share	—	—	(2,194,865)	—	(2,194,865)
Balances, December 31, 2009	2,739,511	$12,416,487	$47,213,455	$1,335,633	$60,965,575

Common stock issued including tax benefit, net (including stock grants of 4,050 shares and employee gifts of 20 shares)	3,366	333	—	—	333
Stock compensation expense	—	110,320	—	—	110,320
Common stock purchased	(4,838)	(29,375)	(52,148)	—	(81,523)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	(2,587,821)	(2,587,821)
Net income	—	—	4,939,422	—	4,939,422
Dividends declared - $0.84 per share	—	—	(2,302,972)	—	(2,302,972)
Balances, December 31, 2010	2,738,039	$12,497,765	$49,797,757	$(1,252,188)	$61,043,334

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2010	2009	2008

Cash flows from operating activities
Net income	$4,939,422	$4,847,739	$3,713,062
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,770,129	1,519,465	1,850,726
Provision for loan losses	3,250,000	3,450,000	3,700,000
Securities amortization (accretion), net	938,726	1,405,638	(193,918)
Securities (gains) losses, net	(2,082,245)	(1,619,312)	(658,037)
Originations of loans held for sale	(37,236,661)	(51,932,502)	(18,605,081)
Proceeds from sale of loans	38,481,986	52,946,885	19,015,620
Gain on sale of mortgage loans	(1,054,325)	(1,205,383)	(410,539)
Stock based compensation expense	110,320	115,020	135,327
Federal Home Loan Bank stock dividends	—	—	(262,400)
Losses (gain) on disposition of fixed assets	(5,616)	62,510	4,538
Losses (gain) on other real estate	(218)	(54,075)	48,213
Changes in:
Interest receivable	94,613	534,972	64,087
Real estate owned, net	807,120	32,950	46,000
Other assets	(147,463)	(2,884,848)	(3,010,386)
Interest payable	(865,962)	(751,716)	(2,109,357)
Other liabilities	(1,185,548)	660,584	379,782
Net cash from operating activities	7,814,278	7,127,927	3,707,637

Cash flows from investing activities
Purchases of securities	(198,666,787)	(123,735,135)	(126,927,213)
Proceeds from sales of securities	70,834,214	68,100,558	40,241,628
Proceeds from principal payments and maturities of securities	116,599,406	62,273,355	62,331,524
Net change in loans	1,645,691	(6,636,282)	(11,447,364)
Purchases of bank premises and equipment	(918,514)	(824,108)	(2,715,086)
Proceeds from sale of other real estate	1,327,310	1,499,489	278,815
Proceeds from sale of bank premises and equipment	5,998	—	5,000
Net cash from investing activities	(9,172,682)	677,877	(38,232,696)

Cash flows from financing activities
Net change in deposits	954,129	15,638,269	34,803,011
Net change in repurchase agreements and other borrowings	(246,479)	(2,291,698)	1,182,647
Advances from Federal Home Loan Bank	—	11,000,000	64,000,000
Payments on Federal Home Loan Bank advances	(12,961,797)	(32,277,929)	(50,707,458)
Proceeds from note payable	—	2,900,000	5,500,000
Payments on note payable	(800,000)	(3,100,000)	(2,700,000)
Proceeds from issuance of common stock, including options and grants, including tax benefits	333	1,670	16,829
Purchase of common stock	(81,523)	(166,106)	(3,149,681)
Dividends paid	(2,302,972)	(2,194,865)	(3,120,897)
Net cash from financing activities	(15,438,309)	(10,490,659)	45,824,451

Net change in cash and cash equivalents	$(16,796,713)	$(2,684,855)	$11,299,392

Cash and cash equivalents at beginning of year	34,421,133	37,105,988	25,806,596

Cash and cash equivalents at end of year	$17,624,420	$34,421,133	$37,105,988

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$10,932,564	$13,260,694	$17,468,505
Income taxes	—	400,000	1,800,000

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$6,016,642	$4,184,143	$1,445,027

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held for Sale:  Loans held for sale are valued at the lower of cost or fair value as determined by outstanding commitments from investors or current secondary market prices, calculated on the aggregate loan basis.  The Company also provides for any losses on uncovered commitments to lend or sell.  Loans are generally sold with servicing rights retained.

Loans:  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest income on loans is recognized on the accrual basis except for those loans on a nonaccrual status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful.  Interest income on real estate mortgage (1-4 family residential and multi-family residential) and consumer loans is discontinued at the time the loan is 90 days delinquent, and interest income on real estate construction, non-farm and non-residential mortgage, agricultural and commercial loans is discontinued at the time the loan is 120 days delinquent, unless the loan is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  Recorded investment is the outstanding loan balance, excluding accrued interest receivable.

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial and real estate construction and real estate mortgage loans (multi-family residential, and non-farm and non-residential mortgage) over $200 thousand are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and 1-4 family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

A “portfolio segment” is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.  The Company has identified the following portfolio segments:  commercial, real estate construction, real estate mortgage, Consumer (Credit cards and other consumer) and other (overdrafts).

The Company analyzes all relevant risk characteristics for each portfolio segment of loans.  Each of the portfolio segments possess similar general risk characteristics that are analyzed by the Company in connection with its loan underwriting procedures.

Due to the overall high level of real estate mortgage loans within the loan portfolio as a whole, as compared to other portfolio segments, for risk assessment and allowance purposes this segment was segregated into more granular pools by collateral property type.  Real estate construction loans have the highest qualitative adjustments for economic and other credit risk factors, such as the incomplete status of the collateral and the effect of the recent economic downturn on these types of properties.  The non-farm non-residential and the multi-family real estate mortgage loan portfolio segments had the next highest level of qualitative adjustments due to the effects of local markets and economies on the underlying collateral property values, as well as for industry concentrations and risks related to the this type of property.  Within the commercial portfolio, risk analysis is performed primarily based on the individual loan type.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $343,102, $321,067, and $287,412 for the years ended December 31, 2010, 2009 and 2008.  Late fees and ancillary fees related to loan servicing are not material.

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

Bank Premises and Equipment:  Land is carried at cost.  Bank premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 50 years.  Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years.

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

Investments in Limited Partnerships:  Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits.  The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments.  These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet.  These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable.  The investment recorded at December 31, 2010 and 2009 was $1.9 million and $1.9 and is included with other assets in the balance sheet.

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

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

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

Adoption of New Accounting Standards:

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has not previously recognized impairment charges, representing the non-credit portion.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued guidance on accounting for transfers of financial assets.  This guidance amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  Additionally, the disclosure provisions of this guidance were also amended and apply to transfers that occurred both before and after the effective date of this Statement.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities.  This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Early adoption is prohibited.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement at December 31, 2010 and 2009 was $0.

NOTE 3 — SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2010 and 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2010
U. S. government agencies	$43,238,554	$49,072	$(309,186)	$42,978,440
States and municipals	81,887,122	1,038,704	(1,773,183)	81,152,643
Mortgage-backed - residential	53,368,351	19,999	(947,739)	52,440,611
Equity securities	270,000	25,077	—	295,077

Total	$178,764,027	$1,132,852	$(3,030,108)	$176,866,771

2009
U. S. government agencies	$45,167,791	$12,613	$(447,567)	$44,732,837
States and municipals	78,794,022	1,691,036	(362,241)	80,122,817
Mortgage-backed - residential	42,155,527	1,259,143	(151,560)	43,263,110
Equity securities	270,000	22,262	—	292,262

Total	$166,387,340	$2,985,054	$(961,368)	$168,411,026

The amortized cost and fair value of securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value

Due in one year or less	$872,279	$976,215
Due after one year through five years	28,098,491	28,002,756
Due after five years through ten years	32,898,656	33,425,781
Due after ten years	63,256,250	61,726,331
	125,125,676	124,131,083
Mortgage-backed - residential	53,368,351	52,440,611
Equity	270,000	295,077

Total	$178,764,027	$176,866,771

Proceeds from sales of securities during 2010, 2009 and 2008 were $70,834,214 $68,100,558 and $40,241,628.  Gross gains of

$2,083,145, $1,677,293 and $697,374 and gross losses of $900, $57,981 and $39,337, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $707,963, $550,566 and $223,733, respectively.

Securities with an approximate carrying value of $147,096,000 and $143,643,000 at December 31, 2010 and 2009, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year end 2010 and 2009 not recognized in income are as follows:

2010

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$29,903,934	$(309,186)	$—	$—	$29,903,934	$(309,186)
States and municipals	45,083,672	(1,649,249)	1,938,768	(123,934)	47,022,440	(1,773,183)
Mortgage-backed - residential	48,420,923	(947,739)	—	—	48,420,923	(947,739)

Total temporarily impaired	$123,408,529	$(2,906,174)	$1,938,768	$(123,934)	$125,347,297	$(3,030,108)

2009

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$35,216,173	$(447,567)	$—	$—	$35,216,173	$(447,567)
States and municipals	25,125,820	(348,302)	869,404	(13,939)	25,995,224	(362,241)
Mortgage-backed - residential	11,930,310	(151,560)	—	—	11,930,310	(151,560)

Total temporarily impaired	$72,272,303	$(947,429)	$869 404	$(13,939)	$73,141,707	$(961,368)

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

Unrealized losses on securities have not been recognized into income because the issues are of high credit quality, management does not intend to sell and it is more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the securities approach maturity

At December 31, 2010, nine U.S. government agency securities have unrealized losses with aggregate depreciation of 1.2% from their amortized cost, twelve mortgage-backed securities have unrealized losses with aggregate depreciation of 1.9% from their amortized cost basis, and one hundred and one states and municipals have unrealized losses with aggregate depreciation of 3.6% from their amortized cost basis.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  The Company believes there is no other than temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 - LOANS

Loans at year-end were as follows:

	2010	2009

Commercial	$22,840,124	$21,932,828
Real estate construction	13,518,081	16,864,509
Real estate mortgage:
1-4 family residential	158,876,528	164,092,035
Multi-family residential	13,518,987	13,686,589
Non-farm & non-residential	105,580,587	109,665,545
Agricultural	78,375,327	80,619,328
Consumer	18,829,648	18,277,491
Other	290,984	280,062

	$411,830,266	$425,418,387

Activity in the allowance for loan losses was as follows:

	2010	2009	2008

Beginning balance	$7,600,594	$5,464,864	$4,878,732
Charge-offs	(6,793,285)	(1,828,613)	(3,395,734)
Recoveries	867,497	514,343	281,866
Provision for loan losses	3,250,000	3,450,000	3,700,000

Ending balance	$4,924,806	$7,600,594	$5,464,864

The following table presents the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $3,251,849) in loans by portfolio segment and based on impairment method as of December 31, 2010:

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$235,000	$235,000
Real estate construction	382,000	339,000	721,000
Real estate mortgage:
1-4 family residential	272,000	1,555,000	1,827,000
Multi-family residential	12,000	136,000	148,000
Non-farm & non-residential	127,000	762,000	889,000
Agricultural	6,000	259,000	265,000
Consumer	—	582,000	582,000
Other	—	58,000	58,000
Unallocated	—	200,000	200,000

	$799,000	$4,126,000	$4,925,000

Loans:
Commercial	$—	$22,840,000	$22,840,000
Real estate construction	6,288,000	7,230,000	13,518,000
Real estate mortgage:
1-4 family residential	3,886,000	154,991,000	158,877,000
Multi-family residential	2,484,000	11,035,000	13,519,000
Non-farm & non-residential	6,347,000	99,233,000	105,580,000
Agricultural	792,000	77,583,000	78,375,000
Consumer	—	18,830,000	18,830,000
Other	—	291,000	291,000
	$19,797,000	$392,033,000	$411,830,000

Individually impaired loans were as follows:

	2010	2009

Year-end loans with no allocated allowance for loan losses	$10,123,000	$19,206,000
Year-end loans with allocated Allowance for loan losses	9,674,000	14,266,000

Total	$19,797,000	$33,472,000

Amount of the allowance for loan losses allocated	$799,000	$4,064,000

	2010	2009	2008

Average of individually impaired loans during year	$11,735,000	$7,758,000	$3,263,000
Interest income recognized during impairment	149,000	1,000	88,000
Cash-basis interest income recognized	149,000	1,000	88,000

Nonperforming loans were as follows:

	2010	2009
Loans past due over 90 days still on accrual	$706,000	$2,526,000
Nonaccrual loans	12,479,000	12,038,000

Nonaccrual loans secured by real estate make up 99% of the total nonaccruals.

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	2,178,000	2,178,000	—
Real estate mortgage:
1-4 family residential	1,404,000	1,404,000	—
Multi-family residential	1,381,000	1,381,000	—
Non-farm & non-residential	4,464,000	4,464,000	—
Agricultural	696,000	696,000	—
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	4,109,000	4,109,000	382,000
Real estate mortgage:
1-4 family residential	2,482,000	2,482,000	272,000
Multi-family residential	1,103,000	1,103,000	12,000
Non-farm & non-residential	1,884,000	1,884,000	127,000
Agricultural	96,000	96,000	6,000
Consumer	—	—	—
Other	—	—	—
Total	$19,797,000	$19,797,000	$799,000

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

		Loans Past Due
		Over 90 Days
		Still
	Nonaccrual	Accruing

Commercial	$18,000	$—
Real estate construction	3,451,000	—
Real estate mortgage:
1-4 family residential	3,381,000	684,000
Multi-family residential	2,484,000	—
Non-farm & non-residential	2,115,000	3,000
Agricultural	1,016,000	—
Consumer	14,000	19,000
Other	—	—

Total	$12,479,000	$706,000

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2010 by class of loans:

	30-59	60-89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$246,000	$—	$—	$18,000	$264,000	$22,576,000
Real estate construction	192,000	—	—	3,452,000	3,644,000	9,874,000
Real estate mortgage:
1-4 family residential	4,215,000	224,000	684,000	3,381,000	8,504,000	150,373,000
Multi-family residential	49,000	—	—	2,484,000	2,533,000	10,986,000
Non-farm & non-residential	121,000	113,000	3,000	2,114,000	2,351,000	103,229,000
Agricultural	1,101,000	141,000	—	1,016,000	2,258,000	76,117,000
Consumer	192,000	29,000	19,000	14,000	254,000	18,576,000
Other	—	—	—	—	—	291,000

Total	$6,116,000	$507,000	$706,000	$12,479,000	$19,808,000	$392,022,000

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes loans with an outstanding balance greater than $200,000 primarily non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$21,225,000	$1,310,000	$305,000	$—
Real estate construction	3,412,000	3,620,000	6,486,000	—
Real estate mortgage:
1-4 family residential	138,066,000	11,029,000	9,721,000	60,000
Multi-family residential	10,872,000	44,000	2,603,000	—
Non-farm & non-residential	98,032,000	1,071,000	6,478,000	—
Agricultural	72,091,000	4,664,000	1,620,000	—

Total	$343,698,000	$21,738,000	$27,213,000	$60,000

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $33,000 at December 31, 2010.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2010 and 2009.  An analysis of the activity with respect to all director and executive officer loans is as follows:

	2010	2009

Balance, beginning of year	$4,721,000	$3,969,000
New loans	70,000	1,200,000
Effect of changes in composition of related parties	—	—
Repayments	(557,000)	(448,000)

Balance, end of year	$4,234,000	$4,721,000

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $142,127,000 and $132,154,000 at December 31, 2010 and 2009.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $129,000 and $643,000 at December 31, 2010 and 2009.

Activity for mortgage servicing rights and the related valuation allowance follows:

	2010	2009	2008

Servicing Rights:
Beginning balance	$822,446	$465,271	$696,826
Additions	359,539	517,764	185,362
Amortization	(259,792)	(235,589)	(203,917)
Change in valuation allowance	36,000	75,000	(213,000)

Ending balance	$958,193	$822,446	$465,271

Valuation Allowance:
Beginning balance	$138,000	$213,000	$—
Additions expensed	24,000	—	213,000
Reductions credited to operations	60,000	75,000	—

Ending balance	$102,000	$138,000	$213,000

The fair value of servicing rights was $1,137,000 and $976,000 at year-end 2010 and 2009.  Fair value at year-end 2010 was determined using a discount rate of 12.0%, prepayment speeds ranging from 7.5% to 23.3%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.  Fair value at year-end 2009 was determined using a discount rate of 12.0%, prepayment speeds ranging from 8.0% to 26.3%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 7.2 years.  Estimated amortization expense for each of the next five years is:

2011	$227,000
2012	188,000
2013	149,000
2014	112,000
2015	81,000

NOTE 5 - REAL ESTATE OWNED

Activity in the valuation allowance was as follows:

	2010	2009	2008

Beginning of year	$12,200	$46,000	$—
Additions charged to expense	807,120	32,950	46,000
Recovery from sale	(20,000)	(66,750)	—

End of year	$799,320	$12,200	$46,000

Expenses related to foreclosed assets include:

	2010	2009	2008

Net loss (gain) on sales	$(218)	$(54,075)	$48,213
Provision for unrealized losses	807,120	32,950	46,000
Operating expenses, net of rental income	478,777	259,947	152,128

End of year	$1,285,679	$238,822	$246,341

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2010	2009

Land and buildings	$19,740,982	$19,562,508
Furniture and equipment	14,612,311	13,945,340
Construction projects	650	—
	34,353,943	33,507,848
Less accumulated depreciation	(17,045,976)	(15,898,048)

	$17,307,967	$17,609,800

Depreciation expense was $1,219,965, $1,026,504 and $1,154,156 in 2010, 2009, and 2008.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

	2010	2009	2008

Beginning of year	$13,116,710	$13,116,710	$13,116,710
Acquired goodwill	—	—	—
Impairment	—	—	—

End of year	$13,116,710	$13,116,710	$13,116,710

Goodwill is not amortized but instead evaluated periodically for impairment.

Acquired intangible assets were as follows at year-end:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$2,530,102	$1,520,897	$2,530,102	$1,267,161

Aggregate amortization expense was $253,736, $259,736 and $264,736 for 2010, 2009 and 2008.

Estimated amortization expense for each of the next five years:

2011	$243,736
2012	233,736
2013	214,973
2014	139,760
2015	121,000

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

Our annual impairment analysis as of December 31, 2010, indicated that the Step 2 analysis was not necessary.  If needed, Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were $111,239,000 and $105,036,000 at year-end 2010 and 2009, respectively.

At December 31, 2010, the scheduled maturities of time deposits for the next five years are as follows:

2011	$170,057,822
2012	49,687,177
2013	12,277,414
2014	4,720,997
2015	5,839,821

Certain directors and executive officers of the Company and companies in which they have beneficial ownership are deposit customers of the Bank. The amount of these deposits was approximately $2,136,000 and $2,479,000 at December 31, 2010 and 2009.

NOTE 9 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government securities with a carrying amount of $5,079,100 and $6,504,052 at year-end 2010 and 2009.

Repurchase agreements generally mature within one year from the transaction date and range in maturities from 1 day to 24 months.  The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement.  Information concerning repurchase agreements for 2010, 2009 and 2008 is summarized as follows:

	2010	2009	2008

Average daily balance during the year	$3,935,511	$8,575,533	$9,685,901
Average interest rate during the year	1.34%	2.43%	2.97%
Maximum month-end balance during the year	$5,079,100	$11,935,308	$13,125,185
Weighted average interest rate at year end	0.41%	1.33%	3.09%

Promissory note payable of $2,100,000 at December 31, 2010 and $2,900,000 at December 31, 2009, matures July 30, 2011, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the bank.  The 2010 loan agreement contains certain covenants and performance terms.  The Bank was not in compliance with the non-performing asset covenant at December 31, 2010.  However, a debt covenant waiver was obtained from the lending institution.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2010	2009

Maturities February 2011 through March 2030, fixed rates from 1.00% to 7.23%, averaging 3.57%	$43,206,477	$56,095,638

Advances are paid either on a monthly basis or at maturity.  All advances require a prepayment penalty, and are secured by the FHLB stock and substantially all first mortgage residential, multi-family and farm real estate loans.

Scheduled principal payments due on advances during the years subsequent to December 31, 2010 are as follows:

2011	$11,252,228
2012	11,395,738
2013	7,625,150
2014	6,250,000
2015	1,127,629
Thereafter	5,555,732

$43,206,477

NOTE 11 — SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”).  The Trust issued $217,000 of common securities to the Company and $7,000,000 of trust preferred securities as part of a pooled offering of such securities.  The Company issued $7,217,000 subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust.  The debentures paid interest quarterly at 7.06% for the first 5 years.  Starting September 2009, the rate converted to three-month LIBOR plus 3.00 adjusted quarterly, which was 3.30% at year-end 2010.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

NOTE 12 - INCOME TAXES

Income tax expense was as follows:

	2010	2009	2008

Current	$287,399	$209,945	$1,234,414
Deferred	277,959	(25,391)	(550,340)

	$565,358	$184,554	$684,074

Year-end deferred tax assets and liabilities were due to the following.  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2010	2009

Deferred tax assets
Allowance for loan losses	$1,699,934	$2,609,702
Other real estate owned	271,769	4,148
Alternative minimum tax credit	430,028	141,370
Other	167,084	2,250
Unrealized loss on securities	645,067	—

Deferred tax liabilities
Unrealized gain on securities	—	(688,053)
Bank premises and equipment	(1,073,269)	(974,155)
FHLB stock	(1,343,242)	(1,343,242)
Mortgage servicing rights	(325,786)	(279,632)
Core deposit intangibles	(319,269)	(399,031)
Other	(211,848)	(188,050)

Net deferred tax liability	$(59,532)	$(1,114,693)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2010	2009	2008

U. S. federal income tax rate	34.0%	34.0%	34.0%
Changes from the statutory rate
Tax-exempt investment income	(24.7)	(23.8)	(21.4)
Historic and low income tax credits	(3.2)	(8.5)	—
Non-deductible interest expense related to carrying tax-exempt investments	1.8	2.2	2.5
Other	2.4	(0.2)	0.5

	10.3%	3.7%	15.6%

Federal income tax laws provided the Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $441,000 liability at December 31, 2010.  The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve.  However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $441,000 would be recorded as expense.

At December 31, 2010, the Company had an alternative minimum tax credit carryforward of approximately $430,000.  This credit carryforward has no expiration.  Deferred tax assets are recognized for credit carryforwards because the benefit is more likely than not to be realized.

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2010 and December 31, 2009 related to unrecognized tax benefits.

The Company and its subsidiary file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2007.

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2010	2009	2008
Basic Earnings Per Share
Net income	$4,939,422	$4,847,739	$3,713,062
Weighted average common shares outstanding	2,731,491	2,736,631	2,778,037
Basic earnings per share	$1.81	$1.77	$1.34

Diluted Earnings Per Share
Net income	$4,939,422	$4,847,739	$3,713,062
Weighted average common shares outstanding	2,731,491	2,736,631	2,778,037
Add dilutive effects of assumed exercise of stock options	456	—	4,040
Weighted average common and dilutive potential common shares outstanding	2,731,947	2,736,631	2,782,077
Diluted earnings per share	$1.81	$1.77	$1.33

Stock options of 32,640 shares common stock from 2010, 36,250 shares common stock from 2009 and 30,700 shares common stock from 2008 were excluded from diluted earnings per share because their impact was antidilutive.  Stock grants of 17,655 shares common stock from 2010 were excluded from diluted earnings per share because their impact was antidilutive.

NOTE 14 - RETIREMENT PLANS

The Company terminated its defined pension plan as of December 31, 2008.  The plan covered substantially all of its employees.  The Company’s funding policy was to contribute annually the maximum amount that could be deducted for federal income tax purposes.  Benefits were based on one percent of employee average earnings for the previous five years times years of credited service.  Final distributions were at the discretion of the employee.  Expense recognized in connection with the termination of the plan was $0 in 2010 and $874,391 in 2009.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

	2010	2009	2008

Service cost	$—	$—	$518,241
Interest cost	—	—	469,542
Expected return on plan assets	—	—	(480,850)
Amortization	—	—	33,506

Net periodic cost	$—	$—	$540,439

Net loss (gain)	—	—	(1,000,135)
Prior service cost (credit)	—	—	—
Amortization of net (gain) loss	—	—	(33,506)
Total recognized in other comprehensive income	—	—	(1,033,641)

Total recognized in net periodic benefit cost and other comprehensive income	$—	$—	$(493,202)

As of December 31, 2008, the date of termination, the projected benefit obligation was $6,749,694 and the fair value of the plan assets was $5,206,908. The difference of $1,542,786 was recognized in other liabilities on the consolidated balance sheet.  An additional $874,391 was expensed in 2009 to make final distributions to the employees.

The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision.  Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors.  Expense recognized in connection with the plan was $558,845, $560,588 and $408,491 in 2010, 2009 and 2008.

NOTE 15 - STOCK BASED COMPENSATION

The Company has four share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $110,320, $115,020, and $135,327 for 2010, 2009 and 2008.  The total income tax benefit was $0, $0, and $1,446.

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

The fair value of options granted under both plans was determined using the following weighted-average assumptions as of grant date.  No options were granted in 2010 or 2009.

2008

Fair value of options granted	$2.38
Risk-free interest rate	2.96%
Expected term	8 years
Expected stock price volatility	11.05%
Dividend yield	3.61%

Summary of activity in the stock option plan for 2010 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	36,250	$29.42
Granted	—	—
Forfeited or expired	(3,610)	28.85
Exercised	—	—
Outstanding, end of year	32,640	$29.48	38.3 months	$—

Vested and expected to vest	32,640	$29.48	38.3 months	$—

Exercisable, end of year	32,640	$29.48	38.3 months	$—

Options outstanding at year-end 2010 were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

From $23.50 to $28.00 per share	11,240	20.4	25.59	11,240	25.59
From $29.50 to $31.00 per share	14,750	52.9	30.46	14,750	30.46
From $33.90 to $34.00 per share	6,650	36.3	33.91	6,650	33.91
	32,640			32,640

Information related to the stock option plan during each year follows:

	2010	2009	2008

Intrinsic value of options exercised	$—	$—	$59,700
Cash received from option exercises	—	—	148,293
Tax benefit realized from option exercises	—	—	1,446
Weighted average fair value of options granted	—	—	1,904

As of December 31, 2010, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, as of December 31, 2010 neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 4,020 shares issued during 2010 and 4,150 shares issued during 2009.  There were 674 shares forfeited during 2010 and 516 shares forfeited during 2009.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2010	10,122	$261,033
Granted	4,020	65,928
Vested	(2,982)	(79,640)
Forfeited	(674)	(15,662)

Nonvested at December 31, 2010	10,486	$231,659

As of December 31, 2010, there was $181,526 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 5 years.  The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $46,126, $45,192 and $53,784.  As of December 31, 2010, the restricted stock grant plan allows for additional restricted stock share awards of up to 30,501 shares.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  As of December 31, 2010 no awards have been granted under the plan and 150,000 shares are still available.

NOTE 16 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years.  During 2011 the Bank could, without prior approval, declare dividends on any 2011 net profits retained to the date of the dividend declaration plus $3,984,000.

NOTE 17 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

(In thousands)

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$42,978	$—	$42,978	$—
States and municipals	81,153	—	81,153	—
Mortgage-backed - residential	52,441	—	52,441	—
Equity securities	295	295	—	—
Total	$176,867	$295	$176,572	$—

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

There were no significant transfers between Level 1 and Level 2 during 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

(In thousands)

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:

Real estate comercial	$90	$—	$—	$90
Real estate construction	3,727	—	—	3,727
Real Estate Mortgage:
1-4 family residential	2,209	—	—	2,209
Multi-family residential	1,092	—	—	1,092
Non-farm & non-residential	1,757	—	—	1,757
Other real estate owned, net:
Residential	3,365	—	—	3,365
Commercial real estate	1,668	—	—	1,668
Loan servicing rights	138	—	—	138

(In thousands)

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,202	$—	$—	$10,202
Other real estate owned, net	68	—	—	68
Loan servicing rights	626	—	—	626

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.7 million, with a valuation allowance of $799 thousand at December 31, 2010, resulting in an additional provision for loan losses of $0 for the year ending December 31, 2010.  At December 31, 2009, impaired loans had a carrying amount of $14.3 million, with a valuation allowance of $4.1 million, resulting in an additional provision for loan losses of $3.8 million for the year ending December 31, 2009.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $4.2 million thousand, which is made up of the outstanding balance of $5.0 million, net of a valuation allowance of $799 thousand at December 31, 2010, resulting in a write-down of $807 thousand for the year ending December 31, 2010.  At December 31, 2009, other real estate owned had a net carrying amount of $68 thousand, which is made up of the outstanding balance of $80 thousand, net of a valuation allowance of $12 thousand at December 31, 2009, resulting in a write-down of $12 thousand for the year ending December 31, 2009.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $138 thousand, which is made up of the outstanding balance of $240 thousand, net of a valuation allowance of $102 thousand at December 31, 2010, resulting in a recovery of $36 thousand for the year ending December 31, 2010.  At December 31, 2009, loan servicing rights were carried at their fair value of $626 thousand, which is made up of the outstanding balance of $764 thousand, net of a valuation allowance of $138 thousand at December 31, 2009, resulting in a recovery of $75 thousand for the year ending December 31, 2009.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$17,624	$17,624	$34,421	$34,421
Securities	176,867	176,867	168,411	168,411
Mortgage loans held for sale	—	—	191	193
Net Loans	406,905	407,925	417,818	417,759
FHLB stock	6,731	N/A	6,731	N/A
Interest receivable	4,526	4,526	4,621	4,621

Financial liabilities
Deposits	$537,401	$539,939	$536,446	$541,691
Securities sold under agreements to repurchase and other borrowings	7,179	7,178	8,226	8,252
FHLB advances	43,206	45,071	56,096	57,633
Subordinated debentures	7,217	6,151	7,217	6,029
Interest payable	1,257	1,257	2,122	2,122

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	2010	2009

Unused lines of credit	$82,537,816	$82,699,218
Commitments to make loans	4,718,000	2,961,000
Letters of credit	706,408	836,797

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 3.50% to 6.40% with maturities ranging from 1 to 30 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2010 and 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy	Purposes	Action	Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
2010
Consolidated
Total Capital (to Risk-Weighted Assets)	$60,500	13.1%	$36,823	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	55,489	12.1	18,412	4	N/A	N/A
Tier I Capital (to Average Assets)	55,489	8.5	26,218	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$62,143	13.5%	$36,810	8%	$46,013	10%
Tier I Capital (to Risk-Weighted Assets)	57,131	12.4	18,405	4	27,608	6
Tier I Capital (to Average Assets)	57,131	8.7	26,208	4	32,760	5

2009
Consolidated
Total Capital (to Risk-Weighted Assets)	$58,398	12.6%	$36,957	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	52,593	11.4	18,478	4	N/A	N/A
Tier I Capital (to Average Assets)	52,593	8.0	26,201	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$60,675	13.1%	$36,941	8%	$46,177	10%
Tier I Capital (to Risk-Weighted Assets)	54,869	11.9	18,471	4	27,706	6
Tier I Capital (to Average Assets)	54,869	8.4	26,200	4	32,750	5

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31

	2010	2009
	(In Thousands)
ASSETS
Cash on deposit with subsidiary	$275	$413
Investment in subsidiary	69,686	70,242
Securities available for sale	20	20
Other assets	388	417

Total assets	$70,369	$71,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Subordinated debentures	$7,217	$7,217
Notes payable	2,100	2,900
Other liabilities	9	9
Stockholders’ equity
Preferred stock	—	—
Common stock	12,498	12,417
Retained earnings	49,797	47,213
Accumulated other comprehensive income (loss)	(1,252)	1,336

Total liabilities and stockholders’ equity	$70,369	$71,092

Condensed Statements of Income and Comprehensive Income

Years Ended December 31

	2010	2009	2008
	(In Thousands)
Income
Dividends from subsidiary	$3,300	$3,100	$3,900
Interest income	—	—	—
Total income	3,300	3,100	3,900

Expenses
Interest expense	322	377	563
Other expenses	103	101	179
Total expenses	425	478	742

Income before income taxes and equity in undistributed income of subsidiary	2,875	2,622	3,158

Applicable income tax (expense) benefits	143	162	253

Income before equity in undistributed income of subsidiary	3,018	2,784	3,411

Equity in undistributed income of subsidiary	1,921	2,063	302

Net income	4,939	4,847	3,713

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	3,962	2,390	354
Reclassification of realized amount	(1,374)	(1,068)	(434)

Net change in unrealized gain (loss) on securities	(2,588)	1,322	(80)

Comprehensive income	$2,352	$6,169	$3,633

Condensed Statements of Cash Flows

Years Ended December 31

	2010	2009	2008
	(In Thousands)
Cash flows from operating activities
Net income	$4,939	$4,847	$3,713
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiary	(1,921)	(2,063)	(302)
Change in other assets	28	90	(24)
Change in other liabilities	—	(6)	(4)
Net cash from operating activities	3,046	2,868	3,383

Cash flows from financing activities
Proceeds from note payable	—	2,900	5,500
Payments on note payable	(800)	(3,100)	(2,700)
Dividends paid	(2,303)	(2,195)	(3,121)
Proceeds from issuance of common stock	—	2	17
Purchase of common stock	(81)	(166)	(3,150)
Net cash from financing activities	(3,184)	(2,559)	(3,454)

Net change in cash	(138)	309	(71)

Cash at beginning of year	413	104	175

Cash at end of year	$275	$413	$104

NOTE 22 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted
2010
First quarter	$7,571	$4,869	$945	$0.35	$0.35
Second quarter	7,877	5,132	1,181	0.43	0.43
Third quarter	7,476	4,910	1,574	0.57	0.57
Fourth quarter	7,352	5,298	1,239	0.46	0.46

2009
First quarter	$8,197	$4,751	$1,167	$0.43	$0.43
Second quarter	7,908	4,674	904	0.33	0.33
Third quarter	7,911	4,925	1,354	0.49	0.49
Fourth quarter	7,913	4,707	1,423	0.52	0.52

The Company recorded a gain of approximately $1.053 million and $815 thousand during the third and fourth quarters of 2010 for the gain on the sale of securities.

The Company recorded a $700 thousand addition and a $1.3 million addition to the allowance for loan losses during the third and the fourth quarter of 2010.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls.  Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Management’s Report on Internal Control Over Financial Reporting.

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

General Description of Internal Control over Financial Reporting.  Internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

(1)                      Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Company assets;

(2)                      Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that Company’s receipts and expenditures are being made only in accordance with the authorization of Company’s management and members of the Company’s Board of Directors; and

(3)                      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, uses or dispositions of Company assets that could have a material effect on the Company’s financial statements.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010.  Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

Attestation Report of Registered Public Accounting Firm.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Set forth below is information about our executive officers who do not serve as Directors, including their business experience for at least the past five years and their ages as of March 29, 2011.

Name	Age	Position with the Company

James B. Braden	32	Senior Vice President, Director of Risk Management since 2010. Previously a Senior Manager at a national public accounting firm serving financial institutions.
Brenda S. Bragonier	54	Senior Vice President, Director of Marketing and Human Resources since 1999.
Gregory J. Dawson	50	Senior Vice President, Chief Financial Officer since 1989.
Norman J. Fryman	61	Executive Vice President, Chief Credit Officer since 2010. Director of Sales and Service since 2004.
Clark Nyberg	58	Senior Vice President, Director of Wealth Management since 2004.
Martha Woodford	57	Senior Vice President, Director of Operations, Since 2006. Assistant Director of Operations from 2004 to 2006.

The remaining information required by Item 10 is hereby incorporated by reference under the headings “Corporate Governance” and “Proposal No. 2 — Election of Directors” from the Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 18, 2011, which will be filed with the Commission on or about April 18, 2011, pursuant to Regulation 14A (“2011 Proxy Statement”).

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation of Named Executive Officers” in the 2011 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference under the heading “Stock Ownership of Directors and Executive Officers” in the 2011 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference under the headings “Corporate Governance” and “Transactions with Related Persons” in the 2011 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference under the heading “Fees of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement.

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

(a)(3)   Exhibits

Reference is made to the Exhibit Index beginning on Page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Bancshares, Inc.
By:	/s/Louis Prichard
Louis Prichard, President and Chief Executive Officer, Director
March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 31, 2011
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 31, 2011
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford	March 29, 2011
Buckner Woodford, Chairman of the Board, Director

/s/William Arvin	March 30, 2011
William Arvin, Director

/s/B. Proctor Caudill	March 30, 2011
B. Proctor Caudill, Director

/s/Henry Hinkle	March 30, 2011
Henry Hinkle, Director

/s/Theodore Kuster	March 28, 2011
Theodore Kuster, Director

/s/Betty J. Long	March 28, 2011
Betty J. Long, Director

/s/Ted McClain	March 30, 2011
Ted McClain, Director

/s/Edwin S. Saunier	March 28, 2011
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 28, 2011
Robert G. Thompson, Director

/s/Woodford Van Meter	March 30, 2011
Woodford Van Meter, Director

Kentucky Bancshares, Inc.

Exhibit Index

2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 24, 2006.

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

10.2	Kentucky Bancshares, Inc. 1999 Employee Stock Option Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1998.

10.3	Employment Agreement for Louis Prichard as incorporated by reference to the Registrant’s Current Report on Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 3, 2008.

10.4	2005 Restricted Stock Grant Plan, including form of Award Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 22, 2005.

10.5	2009 Stock Award Plan, as incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009.

11	Computation of earnings per share - See Note 13 in the notes to consolidated financial statements included in Item 8.

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.