Form 10-Q
period 2011-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2011-05-16
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ?large accelerated filer,? ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer ____
 Accelerated filer ____
 Non-accelerated filer   X  (Do not check if a smaller reporting company)
 Smaller reporting company   ____

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No   X  _

Number of shares of Common Stock outstanding as of April 30, 2011:
2,742,929.


KENTUCKY BANCSHARES, INC.

Table of Contents

Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets                             3

            Consolidated Statements of Income and
             Comprehensive Income                                   4

            Consolidated Statement of Changes in
             Stockholders? Equity                                   5

            Consolidated Statements of Cash Flows                   6

            Notes to Consolidated Financial Statements              7

Item 2.     Management?s Discussion and Analysis of Financial
             Condition and Results of Operations                   24

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                           32

Item 4.     Controls and Procedures                                33

Part II - Other Information                                        33

Signatures                                                         34

Exhibits

     31.1  Certifications of Chief Executive Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       35

     31.2  Certifications of Chief Financial Officer pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.       37

     32    Certifications of Chief Executive Officer and Chief
           Financial Officer pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.                             39


Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)
(in thousands)                                        3/31/2011    12/31/2010
Assets
  Cash and due from banks                             $  14,468     $  12,517
  Federal funds sold                                        151         5,108
    Cash and cash equivalents                            14,619        17,625
  Securities available for sale                         176,318       176,867
  Loans                                                 414,143       411,830
  Allowance for loan losses                              (5,641)
(4,925)
    Net loans                                           408,502       406,905
  Federal Home Loan Bank stock                            6,731         6,731
  Real estate owned, net                                  9,550         8,424
  Bank premises and equipment, net                       17,266        17,308
  Interest receivable                                     3,868         4,526
  Mortgage servicing rights                                 972           958
  Goodwill                                               13,117        13,117
  Other intangible assets                                   945         1,009
  Other assets                                            4,613         5,473
    Total assets                                      $ 656,501     $ 658,943

Liabilities and Stockholders' Equity
  Deposits
    Non-interest bearing                              $ 132,006     $ 105,519
    Time deposits, $100,000 and over                     88,508       111,239
    Other interest bearing                              318,265       320,643
      Total deposits                                    538,779       537,401
  Repurchase agreements and other borrowings              6,222         7,179
  Federal Funds Purchased                                 2,256             -
  Federal Home Loan Bank advances                        36,605        43,206
  Subordinated debentures                                 7,217         7,217
  Interest payable                                        1,191         1,257
  Other liabilities                                       1,226         1,640
    Total liabilities                                   593,496       597,900

  Stockholders' equity
  Preferred stock, 300,000 shares
   authorized and unissued                                    -             -
  Common stock, no par value; 10,000,000 shares
   authorized; 2,742,929 and 2,738,039 shares
   issued and outstanding on March 31,2011 and
   December 31, 2010                                     12,519        12,498
  Retained earnings                                      50,444        49,797
  Accumulated other comprehensive income /(loss)             42
(1,252)
    Total stockholders' equity                           63,005        61,043
    Total liabilities & stockholders' equity          $ 656,501     $ 658,943


See Accompanying Notes


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited) (in thousands, except per share amounts)
                                                     Three Months Ending
                                                   3/31/2011    3/31/2010
INTEREST INCOME:
  Loans, including fees                             $ 5,818       $ 5,910
  Securities
    Taxable                                             796           760
    Tax exempt                                          763           814
  Other                                                  81            87
    Total interest income                             7,458         7,571
INTEREST EXPENSE:
  Deposits                                            1,192         2,092
  Repurchase agreements and other borrowings             21            40
  Federal Home Loan Bank advances                       367           514
  Subordinated debentures                                58            56
    Total interest expense                            1,638         2,702
  Net interest income                                 5,820         4,869
  Loan loss provision                                   750           450
  Net interest income after provision                 5,070         4,419
NON-INTEREST INCOME:
  Service charges                                     1,003         1,096
  Loan service fee income                                44            25
  Trust department income                               166           115
  Securities available for sale gains (losses), net       3             3
  Gain on sale of mortgage loans                        148           126
  Brokerage Income                                       39            22
  Debit Card Interchange Income                         392           332
  Other                                                  32            28
    Total other income                                1,827         1,747
NON-INTEREST EXPENSE:
  Salaries and employee benefits                      2,716         2,449
  Occupancy expenses                                    755           688
  Repossession expenses (net)                            79           260
  FDIC Insurance                                        229           242
  Legal and professional fees                           170           124
  Data processing                                       217           203
  Debit Card Expenses                                   170           143
  Amortization                                           64            65
  Advertising and marketing                             152           129
  Taxes other than payroll, property and income         210           195
  Telephone                                             162            85
  Postage                                                77            76
  Loan fees                                              30            45
  Other                                                 399           468
    Total other expenses                              5,430         5,172
  Income before taxes                                 1,467           994
  Income taxes                                          205            49
Net income                                          $ 1,262       $   945

Other Comprehensive Income, net of tax
 and reclassifications:
  Change in Unrealized Gains on Securities            1,294           206
Comprehensive Income                                $ 2,556       $ 1,151

Earnings per share
Basic                                               $  0.46       $  0.35
Diluted                                                0.46          0.35













KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(in thousands, except share information)

                                                               Accumulated
                                                                                  Other            Total
                                           --Common Stock(1)--     Retained   Comprehensive     Stockholders'
                                            Shares     Amount      Earnings   Income / (Loss)      Equity
Balances, January 1, 2011                  2,738,039  $ 12,498     $ 49,797      $(1,252)        $ 61,043

Common stock issued, including tax
 benefit, net                                  5,890         -            -            -                -

Stock based compensation expense                   -        26            -            -               26

Common stock purchased and retired            (1,000)       (5)         (12)           -              (17)

Net change in unrealized gain (loss)
 on securities available for sale,
 net of tax and reclassifications                  -         -            -        1,294            1,294

Net income                                         -         -        1,262            -            1,262

Dividends declared - $0.22 per share               -         -         (603)           -             (603)

Balances, March 31, 2011                   2,742,929  $ 12,519     $ 50,444      $    42         $ 63,005



(1)Common Stock has no par value; amount includes Additional Paid-in Capital




See Accompanying Notes



KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(in thousands)                                            Three Months Ended
                                                      3/31/2011     3/31/2010
Cash Flows From Operating Activities
  Net Income                                           $  1,262      $    945
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                             398           394
  Securities amortization (accretion), net                  (17)          203
  Stock based compensation expense                           26            28
  Provision for loan losses                                 750           450
  Securities gains, net                                      (3)
(3)
  Originations of loans held for sale                    (5,980)
(5,179)
  Proceeds from sale of loans                             6,128         4,597
  Gains on sale of fixed assets                               -             1
  Losses (gains)on other real estate                          2
(5)
  Gain on sale of mortgage loans                           (148)
(126)
  Changes in:
    Interest receivable                                     658           258
    Real estate owned, net                                    -           279
    Other assets                                            797           182
    Interest payable                                        (66)          854
    Other liabilities                                    (1,081)
(2,307)
      Net cash from operating activities                  2,726           571

Cash Flows From Investing Activities
  Purchases of securities                                (7,473)
(43,228)
  Proceeds from principal payments, maturities and
   calls of securities                                   10,003        20,662
  Net change in loans                                    (4,245)
(950)
  Purchases of bank premises and equipment                 (263)
(647)
  Proceeds from the sale of bank premises                     -             3
  Proceeds from the sale of other real estate               772           330
      Net cash from investing activities                 (1,206)
(23,830)

Cash Flows From Financing Activities:
  Net change in deposits                                  1,378        69,162
  Net change in repurchase agreements
   and other borrowings                                   1,499
(1,260)
  Payments on Federal Home Loan Bank advances            (6,583)
(1,581)
  Payments on note payable                                 (200)
(200)
  Purchase of common stock                                  (17)            -
  Dividends paid                                           (603)
(576)
    Net cash from financing activities                   (4,526)       65,545

Net change in cash and cash equivalents                  (3,006)       42,286
Cash and cash equivalents at beginning of period         17,625        34,421
Cash and cash equivalents at end of period             $ 14,619      $ 76,707


Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest expense                                   $  1,704      $  1,848
    Income taxes                                              -             -

Supplemental disclosures of non-cash investing
 activities
  Real estate acquired through foreclosure             $  1,898      $  1,801




See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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



Adoption of New Accounting Standards

   ASU 2011-01 - Receivables (Topic 310) ? Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20. The
FASB issued this ASU to address concerns that the introduction of the new disclosure requirements of ASC 310-10-50-31 through 50-34 (i.e. ASU 2010-
20) for troubled debt restructurings in one reporting period followed by a change in the definition of what constitutes a troubled debt restructuring (see ASU 2011-02 below) shortly thereafter would be burdensome. This ASU provided that such disclosures would be deferred until the effective date of ASU 2011-02 which is discussed in further detail immediately below.

   ASU No. 2011-02 - Receivables (Topic 310) ? A Creditor?s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU was issued to improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings
(TDRs). It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. Although, the ASU does not amend the accounting for troubled debt restructurings, it is expected that application of the clarifications contained in the ASU will result in more modifications being considered troubled debt restructurings.

   In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The provisions of this ASU clarify the guidance on a creditor?s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor?s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. In addition, the ASU provides ?a not all inclusive? list of six indicators for creditors to consider when determining if a debtor is experiencing financial difficulties which can be found in 310-40-15-20.

   For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  As a result of applying the amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively. For example, a December 31, year-end company public company will be required to adopt the provisions of the ASU on July
1, 2011.  If the company entered into a loan modification between the dates of January 1 and June 30, the company would be required to apply the provisions contained in the ASU to that loan modification to determine if the modification is a TDR. Any impairment resulting from a receivable now considered a TDR, would be recognized in the period ending September 30,
2011.   For nonpublic entities, the ASU is effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early application is permitted.



2.	SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES

Period-end securities are as follows:
(in thousands)
                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized    Fair
                                       Cost       Gains       Losses
Value
Available for Sale

March 31, 2011
 U.S. government agencies            $  38,317  $    32    $   (384)  $  37,965
 States and political subdivisions      81,323    1,752        (455)     82,620
 Mortgage-backed - residential          56,345       16        (922)     55,439
 Equity securities                         270       24           -         294
  Total                              $ 176,255  $ 1,824    $ (1,761)  $ 176,318


December 31, 2010
 U.S. government agencies            $  43,238  $    49    $   (309)  $  42,978
 States and political subdivisions      81,887    1,039      (1,773)     81,153
 Mortgage-backed - residential          53,369       20        (948)     52,441
 Equity securities                         270       25           -         295
  Total                              $ 178,764  $ 1,133    $ (3,030)  $ 176,867

The amortized cost and fair value of securities at March 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

(in thousands)                                Amortized         Fair
                                                 Cost           Value

  Due in one year or less                    $     227      $     328
  Due after one year through five years         26,431         26,303
  Due after five years through ten years        32,352         32,703
  Due after ten years                           60,630         61,251
                                               119,640        120,585
  Mortgage-backed - residential                 56,345         55,439
  Equity                                           270            294

    Total                                    $ 176,255      $ 176,318



The Company reported recognized gross gains on securities available for sale of $3 thousand for the three months ending March 31, 2011 and March 31, 2010. During these periods, the Company had no sales of securities. The reported gains were due to securities that were called during the period.


Securities with unrealized losses at March 31, 2011 and at December 31, 2010 not recognized in income are as follows:

March 31, 2011
                              Less than 12 Months      12 Months or More         Total
                              Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
Description of Securities     Value       Loss        Value       Loss       Value       Loss
U.S. Government agencies     $ 24,854    $  (384)    $    -     $     -     $24,854     $  (384)
States and municipals          17,039       (447)       588          (8)     17,627        (455)
Mortgage-backed - residential  50,462       (922)         -           -      50,462        (922)

Total temporarily impaired    $ 92,355    $(1,753)    $   588    $     (8)    $92,943      $(1,761)

December 31, 2010
                              Less than 12 Months      12 Months or More         Total
                              Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
Description of Securities     Value       Loss        Value       Loss       Value       Loss
U.S. Government agencies     $ 29,904    $  (309)    $    -      $     -     $ 29,904   $   (309)
States and municipals          45,084     (1,649)      1,939        (124)      47,022     (1,773)
Mortgage-backed - residential   48,421       (948)          -            -       48,421        (948)

Total temporarily impaired    $123,409    $(2,906)     $ 1,939     $  (124)    $125,347    $ (3,030)

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



3. LOANS

Loans at period-end are as follows:
(in thousands)
                                           3/31/11      12/31/10

Commercial                             $   26,426    $   22,840
Real estate construction                   14,130        13,518
Real estate mortgage:
  1-4 family residential                  158,134       158,877
  Multi-family residential                 12,538        13,519
  Non-farm & non-residential              104,322       105,580
Agricultural                               79,606        78,375
Consumer                                   18,756        18,830
Other                                         231           291
  Total                                $  414,143    $  411,830


Activity in the allowance for loan losses for the three month periods indicated was as follows:

                                         Three Months Ended March 31, 2011
                                                       (in thousands)
                                   Beginning                                      Ending
                                    Balance   Charge-offs  Recoveries  Provision  Balance
Commercial                          $   235     $    18     $     -     $     6    $   223
Real estate Construction                721           -           -         (50)       671
Real estate mortgage:
  1-4 family residential              1,827          90           4         548      2,289
  Multi-family residential              148           -         144         (27)       265
  Non-farm & non-residential            889          15          14          16        904
Agricultural                            265           -          11         (37)       239
Consumer                                582          53           6          50        585
Other                                    58         222         185          16         37
Unallocated                             200           -           -         228        428
                                    $ 4,925     $   398     $   364     $   750    $ 5,641

                                          Three Months Ended March 31, 2010
                                                (in thousands)
Balance at Beginning of Period                      $ 7,600
Amounts Charged-off:
  Commercial                                             19
  Real estate Construction                              547
  Real estate mortgage:
    1-4 family residential                              260
    Multi-family residential                              -
    Non-farm & non-residential                        1,453
  Agricultural                                           74
  Consumer                                              236
Total Charged-off Loans                               2,589

Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             43
  Real estate Construction                                -
  Real estate mortgage:
    1-4 family residential                                5
    Multi-family residential                              -
    Non-farm & non-residential                           98
    Agricultural                                          8
  Consumer                                              148
Total Recoveries                                        302

Net Charge-offs                                       2,287
Provision for Loan Losses                               450
Balance at End of Period                              5,763


The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.5 million as of March 31, 2011 and $3.3 million at December 31, 2010) in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31 2010:

As of March 31, 2011
  (in thousands)
                                 Individually      Collectively
                                 Evaluated for    Evaluated for
                                   Impairment       Impairment        Total
Allowance for Loan Losses:
  Commercial                      $       -        $     223       $     223
  Real estate construction              372              299             671
  Real estate mortgage:
    1-4 family residential              522            1,767           2,289
    Multi-family residential             94              171             265
    Non-farm & non-residential          290              614             904
  Agricultural                            6              233             239
  Consumer                                -              585             585
  Other                                   -               37              37
  Unallocated                             -              428             428

                                  $   1,284        $   4,357       $   5,641

Loans:
  Commercial                      $       -        $  26,426       $  26,426
  Real estate construction            6,132            7,998          14,130
  Real estate mortgage:
    1-4 family residential            4,652          153,482         158,134
    Multi-family residential          1,577           10,961          12,538
    Non-farm & non-residential        5,870           98,452         104,322
  Agricultural                        6,276           73,330          79,606
  Consumer                                -           18,756          18,756
  Other                                   -              231             231
                                  $  24,507        $ 389,636       $ 414,143

As of December 31, 2010
  (in thousands)
                                 Individually      Collectively
                                 Evaluated for     Evaluated for
                                   Impairment        Impairment       Total
Allowance for Loan Losses:
  Commercial                      $       -        $     235       $     235
  Real estate construction              382              339             721
  Real estate mortgage:
    1-4 family residential              272            1,555           1,827
    Multi-family residential             12              136             148
    Non-farm & non-residential          127              762             889
  Agricultural                            6              259             265
  Consumer                                -              582             582
  Other                                   -               58              58
  Unallocated                             -              200             200

                                  $     799        $   4,126       $   4,925

Loans:
  Commercial                      $       -        $  22,840       $  22,840
  Real estate construction            6,288            7,230          13,518
  Real estate mortgage:
    1-4 family residential            3,886          154,991         158,877
    Multi-family residential          2,484           11,035          13,519
    Non-farm & non-residential        6,347           99,233         105,580
  Agricultural                          792           77,583          78,375
  Consumer                                -           18,830          18,830
  Other                                   -              291             291
                                  $  19,797        $ 392,033       $ 411,830


The following table presents individually impaired average loan balances by class as of March 31, 2011:

(in thousands)                               3/31/11
                                             Average

Commercial                                $        -
Real Estate construction                       6,348
Real estate mortgage:
  1-4 family residential                       3,611
  Multi-family residential                     2,031
  Non-farm & non-residential                   5,807
Agricultural                                   3,534
Installment                                        -
Other                                              -
Total                                     $   21,331


Cash-basis interest income recognized during impairment for the three months ending March 31, 2011 is shown below:

(in thousands)
                                           3/31/11

Commercial                              $       -
Real estate construction                        -
Real estate mortgage:
  1-4 family residential                        5
  Multi-family residential                      -
  Non-farm & non-residential                    -
Agricultural                                   29
Consumer                                        -
Other                                           -
  Total                                 $      34


The annual average of individually impaired loans as of December 31, 2010 was $11.7 million and $149 thousand was recognized during 2010 as interest income on a cash-basis.



The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

As of March 31, 2011
  (in thousands)
                                       Unpaid                     Allowance for
                                      Principal       Recorded     Loan Losses
                                       Balance       Investment     Allocated

With no related allowance recorded:
  Commercial                          $     -          $     -    $        -
  Real estate construction              2,973            2,973             -
  Real estate mortgage:
    1-4 family residential              1,179            1,179             -
    Multi-family residential              889              889             -
    Non-farm & non-residential          5,015            5,015             -
  Agricultural                          6,180            6,180             -
  Consumer                                  -                -             -
  Other                                     -                -             -
      Total                            16,236           16,236             -

With an allowance recorded:
  Commercial                                -                -             -
  Real estate construction              3,159            3,159           372
  Real estate mortgage:
    1-4 family residential              3,473            3,473           522
    Multi-family residential              688              688            94
    Non-farm & non-residential            855              855           290
  Agricultural                             96               96             6
  Consumer                                  -                -             -
  Other                                     -                -             -
      Total                             8,271            8,271         1,284

Total impaired loans                 $ 24,507         $ 24,507        $ 1,284



As of December 31, 2010
  (in thousands)                       Unpaid                     Allowance for
                                      Principal       Recorded     Loan Losses
                                       Balance       Investment     Allocated

With no related allowance recorded:
  Commercial                         $      -          $     -        $    -
  Real estate construction              2,178            2,178             -
  Real estate mortgage:
    1-4 family residential              1,404            1,404             -
    Multi-family residential            1,381            1,381             -
    Non-farm & non-residential          4,464            4,464             -
  Agricultural                            696              696             -
  Consumer                                  -                -             -
  Other                                     -                -             -
      Total                            10,123           10,123             -

With an allowance recorded:
  Commercial                                -                -             -
  Real estate construction              4,109            4,109           382
  Real estate mortgage:
    1-4 family residential              2,482            2,482           272
    Multi-family residential            1,103            1,103            12
    Non-farm & non-residential          1,884            1,884           127
  Agricultural                             96               96             6
  Consumer                                  -                -             -
  Other                                     -                -             -
      Total                             9,674            9,674           799

Total Impaired Loans                 $ 19,797         $ 19,797        $  799
The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010:

As of March 31, 2011
  (in thousands)                                  Loans Past Due
                                                  Over 90 Days
                                                      Still
                                   Nonaccrual        Accruing

  Commercial                       $      -         $     -
  Real estate construction            3,296               -
  Real estate mortgage:
    1-4 family residential            3,345             353
    Multi-family residential          1,577               -
    Non-farm & non-residential          654               -
  Agricultural                        1,668             348
  Consumer                               17               -
  Other                                   -               -

    Total                          $ 10,557         $   701


As of December 31, 2010
  (in thousands)                                  Loans Past Due
                                                  Over 90 Days
                                                      Still
                                   Nonaccrual        Accruing

  Commercial                       $     18         $     -
  Real estate construction            3,451               -
  Real estate mortgage:
    1-4 family residential            3,381             684
    Multi-family residential          2,484               -
    Non-farm & non-residential        2,115               3
  Agricultural                        1,016               -
  Consumer                               14              19
  Other                                   -               -

    Total                          $ 12,479         $   706


Nonaccrual loans secured by real estate make up 99.7% of the total nonaccruals.

Nonaccrual loans are included in impaired loans. A loan is impaired when full payment under the contractual terms is not expected.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

During the first three months of 2011, $1.9 million of impaired loans were transferred to other real estate owned and $398 thousand recorded in charge offs which contributed to a reduction in nonaccrual loan balances.




The following tables present the aging of the recorded investment in past due and non-accrual loans as of March 31, 2011 and December 31, 2010 by class of loans:

As of March 31, 2011
     (in thousands)
                                  30?59    60?89   Loans Past Due                   Total
                                   Days     Days    Over 90 Days                   Past Due &    Loans Not
                                Past Due Past Due  Still Accruing  Non-accrual    Non-accrual     Past Due
 Commercial                     $    32    $  46        $  -       $      -       $     78       $ 26,348
 Real estate construction            81        -           -          3,296          3,377         10,753
 Real estate mortgage:
   1-4 family residential         2,682       65         353          3,345          6,445        151,689
   Multi-family residential                    -           -          1,577          1,577         10,961
   Non-farm & non-residential       193      237           -            654          1,084        103,327
 Agricultural                       813      436         348          1,668          3,265         76,341
 Consumer                           102       16           -             17            135         18,621
 Other                                -        -           -              -              -            231

   Total                        $ 3,903    $ 800       $ 701        $ 10,557       $ 15,961       $398,271

As of December 31, 2010
   (in thousands)
                                 30?59    60?89   Loans Past Due                   Total
                                  Days     Days     Over 90 Days                   Past Due &    Loans Not
                                Past Due Past Due  Still Accruing  Non-accrual     Non-accrual   Past Due
 Commercial                    $   246     $   -       $  -       $      18       $    264       $ 22,576
 Real estate construction          192         -          -           3,452          3,644          9,874
 Real estate mortgage:
   1-4 family residential        4,215       224        684           3,381          8,504        150,373
   Multi-family residential         49         -          -           2,484          2,533         10,986
   Non-farm & non-residential      121       113          3           2,114          2,351        103,229
 Agricultural                    1,101       141          -           1,016          2,258         76,117
 Consumer                          192        29         19              14            254         18,576
 Other                               -         -          -               -              -            291

   Total                       $ 6,116     $ 507      $ 706         $ 12,479       $ 19,808       $392,022

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31, 2011
  (in thousands)
                                             Special
                                 Pass        Mention    Substandard    Doubtful

  Commercial                   $ 32,806      $ 1,302       $   279       $  16
  Real estate construction        4,620        3,178         6,207         125
  Real estate mortgage:
    1-4 family residential      136,975       10,486        10,615          57
    Multi-family residential     10,805           44         1,689           -
    Non-farm & non-residential   88,466        1,539         6,053         287
  Agricultural                   65,378        6,939         7,289           -

    Total                      $339,050      $23,488       $32,132        $ 485


As of December 31, 2010
  (in thousands)
                                             Special
                                   Pass      Mention    Substandard   Doubtful

  Commercial                   $ 21,225      $ 1,310       $   305       $   -
  Real estate construction        3,412        3,620         6,486           -
  Real estate mortgage:
    1-4 family residential      138,066       11,029         9,721          60
    Multi-family residential     10,872           44         2,603           -
    Non-farm & non-residential   98,032        1,071         6,478           -
  Agricultural                   72,091        4,664         1,620           -

    Total                      $343,698      $21,738       $27,213        $  60

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented. Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $17 thousand at March 31, 2011 and $33 thousand at December 31, 2010.

The Company has no troubled debt restructurings as of March 31, 2011 and December 31, 2010.



4.  REAL ESTATE OWNED

Activity in the valuation allowance was as follows:
                                          For the three months ending:
                                                 2011         2010
                                                  (in thousands)

  Beginning of year                             $ 799       $   12
  Additions charged to expense                      -          279
  Recovery from sale                               (3)           -

  End of period                                 $  796       $  291

Expenses related to foreclosed assets include:
                                                 2011         2010

  Net loss (gain) on sales                  $       2        $  (5)
  Provision for unrealized losses                   -          279
  Operating expenses (receipts),
    net of rental income                           78          (19)

  End of period                                $   80         $ 255

5.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

    The factors used in the earnings per share computation follow:

                                                    Three Months Ended
                                                         March 31
                                                     2011        2010
                                                      (in thousands)
Basic Earnings Per Share
  Net Income                                      $ 1,262     $   945
  Weighted average common shares outstanding        2,731       2,732
  Basic earnings per share                        $  0.46     $  0.35

Diluted Earnings Per Share
  Net Income                                      $ 1,262     $ 	  945
  Weighted average common shares outstanding        2,731       2,732
  Add dilutive effects of assumed exercise
   of stock options                                     4           -
  Weighted average common and dilutive
   potential common shares outstanding              2,735       2,732
  Diluted earnings per share                      $  0.46     $  0.35

Stock options for 31,540 shares of common stock for three months ended March 31, 2011 and 33,490 shares of common stock for the three months ended March 31, 2010 was excluded from diluted earnings per share because their impact was antidilutive. Stock grants of 17,655 shares of common stock for the three months ended March 31, 2011 and 21,705 shares of common stock for the three months ended March 31, 2010 was excluded from diluted earnings per share because their impact was antidilutive.



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

The combined summary of activity for 2011 in the expired Stock Option Plans follows:

                                                      Weighted
                                          Weighted     Average
                                          Average     Remaining
Aggregate
                                          Exercise   Contractual
Intrinsic
                                 Shares    Price        Term        Value

Outstanding, beginning of year   32,640    $29.48
Granted                               -         -
Forfeited or expired             (1,100)    23.61
Exercised                             -         -
Outstanding, end of period       31,540    $29.69   36.7 months   $
-

Vested and expected to vest      31,540    $29.69   36.7 months   $
-

Exercisable, end of period       31,540    $29.69   36.7 months   $
-

As of March 31, 2011, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under either Plan. Since both Stock Option Plans have expired, as of March 31, 2011 no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan. Total shares issuable under the plan are 50,000. There were 5,955 shares issued during 2011 and 4,020 shares issued during 2010. There were 65 shares forfeited during the first three months of 2011 and 60 shares forfeited during the first three months of 2010. As of March 31, 2011, the restricted stock grant plan allows for additional restricted stock share awards of up to 24,611 shares.

A summary of changes in the Company?s nonvested shares for the year follows:
	                                               Weighted-Average    Fair
                                                  Grant-Date       Value
     Nonvested Shares               Shares        Fair Value     Per
Share

  Nonvested at January 1, 2011      10,486        $ 231,659       $22.09
  Granted                            5,955          100,496        16.88
  Vested                            (3,311)         (81,435)       24.60
  Forfeited                            (65)          (1,089)       16.75

    Nonvested at March 31, 2011     13,065        $ 249,631        19.11


As of March 31, 2011, there was $209,106 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan. The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan are 150,000. As of March 31, 2011 no awards have been granted under the plan and 150,000 shares are still available.

7.  FAIR VALUE MEASUREMENTS

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

(In thousands)                    Fair Value Measurements at March 31, 2011 Using:

                                        Quoted Prices
                                          In Active
                                          Markets for  Significant Other   Significant
                                           Identical       Observable     Unobservable
                                 Fair        Assets           Inputs          Inputs
Description                      Value     (Level 1)        (Level 2)       (Level 3)
U. S. government agencies       $ 37,965    $      -          $ 37,965       $       -
States and municipals             82,620           -            82,620               -
Mortgage-backed - residential     55,439           -            55,439               -
Equity securities                   294         294                -               -
  Total                        $176,318    $    294         $176,024        $      -



 (In thousands)                   Fair Value Measurements at December 31, 2010 Using:

                                        Quoted Prices
                                          In Active
                                          Markets for  Significant Other   Significant
                                           Identical       Observable     Unobservable
                                 Fair        Assets           Inputs          Inputs
Description                      Value     (Level 1)        (Level 2)       (Level 3)
U. S. government agencies       $ 42,978    $      -          $ 42,978       $       -
States and municipals             81,153           -            81,153               -
Mortgage-backed - residential     52,441           -            52,441               -
Equity securities                   295         295                -               -
  Total                        $176,867    $    295         $176,572        $      -




Assets measured at fair value on a non-recurring basis are summarized below:

(In thousands)                      Fair Value Measurements at March 31, 2011 Using:

                                            Quoted Prices
                                              In Active
                                              Markets for  Significant Other
Significant
                                               Identical       Observable
Unobservable
                                     Fair        Assets           Inputs          Inputs
 Description                         Value     (Level 1)        (Level 2)       (Level
3)
 Impaired loans:
 Real estate commercial           $       -     $      -     $        -        $
-
 Real estate construction             2,787            -              -
2,787
 Real Estate Mortgage:
        1-4 family residential        2,951            -              -
2,951
        Multi-family residential        594            -              -
594
        Non-farm & non-residential      565            -              -
565
 Agricultural                            90            -              -
90
 Total impaired loans                 6,987            -              -
6,987

 Other real estate owned:
        Residential                   3,158            -              -
3,158
        Commercial real estate        1,665            -              -
1,665
 Total other real estate owned        4,823            -              -
4,823

 Loan servicing rights                  177            -              -
177


(In thousands)                      Fair Value Measurements at December 31, 2010 Using:

                                            Quoted Prices
                                              In Active
                                              Markets for  Significant Other
Significant
                                               Identical       Observable
Unobservable
                                     Fair        Assets           Inputs          Inputs
 Description                         Value     (Level 1)        (Level 2)       (Level
3)

 Impaired loans:
 Real estate commercial           $       -     $      -     $        -        $
-
 Real estate construction             3,727            -              -
3,727
 Real Estate Mortgage:
        1-4 family residential        2,209            -              -
2,209
        Multi-family residential      1,092            -              -
1,092
        Non-farm & non-residential    1,757            -              -
1,757
 Agricultural                            90            -              -
90

Total impaired loans                  8,875            -              -
8,875

Other real estate owned:
        Residential                   3,365            -              -
3,365
        Commercial real estate        1,668            -              -
1,668
 Total other real estate owned:       5,033            -              -
5,033

 Loan servicing rights                  138            -              -
138

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.9 million, with a valuation allowance of $1.4 million at March 31, 2011, resulting in an additional provision of $614 thousand for loan losses for the three months ending March 31, 2011. The provision for the three months ending March 31, 2011 is $750 thousand.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $4.0 million, which is made up of the outstanding balance of $4.8 million, net of a valuation allowance of $796 thousand at March 31, 2011. The write-down for the three months ending March 31, 2011 is $0.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $143.0 million at March 31, 2011 and $142.1 million at December 31, 2010. The fair value of servicing rights was approximately $1.2 million at March 31, 2011 and $1.1 million at December 31, 2010. During the first quarter of 2011, the carrying value of the servicing rights was written up $20 thousand due to a positive valuation adjustment.


Fair Value of Financial Instruments

The fair values of the Company?s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

                                   March 31, 2011          December 31, 2010
                               Carrying                  Carrying
                                Amount    Fair Value      Amount    Fair Value
                                               (In Thousands)
Financial assets
  Cash and cash equivalents   $  14,619   $  14,619     $  17,625   $  17,625
  Securities                    176,318     176,318       176,867     176,867
  Loans, net                    408,591     409,283       406,905     407,925
  FHLB stock                      6,731         N/A         6,731         N/A
  Interest receivable             3,868       3,868         4,526       4,526

Financial liabilities
  Deposits                    $ 538,779   $ 541,546     $ 537,401   $ 539,939
  Securities sold under
   agreements to repurchase
   and other borrowings           6,222       6,221         7,179       7,178
  FHLB advances                  36,605      38,163        43,206      45,071
  Subordinated debentures         7,217       6,971         7,217       6,151
  Interest payable                1,191       1,191         1,257       1,257

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
statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.
Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets, including the tobacco market and the thoroughbred horse industry, in which we and our bank operate); competition for our subsidiary?s customers from other providers of financial and mortgage services; government legislation, regulation and monetary policy (which changes from time to time and over which we have no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of our subsidiary?s customers;
adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; and other risks detailed in our filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond our control.

You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

The Company recorded net income of $1.3 million, or $0.46 basic earnings and diluted earnings per share for the first three months ending March 31, 2011 compared to $945 thousand or $0.35 basic earnings and diluted earnings per share for the three month period ending March 31, 2010.
The first three months earnings reflects an increase of 33.7% compared to the same time period in 2010, due primarily to an increase in net interest income of $951 thousand and a decrease in repossession expense of $181 thousand. These positive changes to net income during 2011 were partially offset by an increase of $300 thousand for the provision for loan losses and an increase in employee salaries and benefits of $267 thousand.

Return on average assets was 0.76% for the three months ended March 31, 2011 and 0.54% for the three month period ended March 31, 2010. Return on average equity was 8.2% for the three month period ended March 31, 2011 and 6.1% for the same period in 2010.

Gross Loans increased $2.4 million from $411.8 million on December 31, 2010 to $414.2 million on March 31, 2011. The overall increase is attributed mostly an increase in commercial loans of $3.6 million, an increase in agricultural loans of $1.2 million and an increase of $612 thousand in real estate construction loans. These increases were partially offset by a decrease in non-farm & non-residential loans of $1.2 million, a decrease in multi-family residential loans of $981 thousand and a decrease of $743 thousand in 1-4 family residential property loans.

Total deposits increased from $537.4 million on December 31, 2010 to $538.8 million on March 31, 2011, an increase of $1.4 million. This increase is primarily the result of an increase in non-interest bearing deposit accounts of $26.5 million. This increase is not all attributed to additional deposits being placed with the bank as part of the increase is attributed to deposit accounts changing from time deposits to non-interest bearing demand deposit accounts. Time deposits $100 thousand and over decreased $22.7 million and other interest bearing deposit accounts decreased $2.4 million.


Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $5.8 million for the three months ended March 31, 2011 compared to $4.9 million for the three months ended March 31, 2010, an increase of 19.5%. The interest spread of 3.85% for the first three months of 2011 is up from 3.02% reported for the same period in 2010, an increase of 83 basis points. Rates have remained fairly low in the past year. The significant increase in the net interest spread is largely attributed to a decrease in the cost of certificate of deposit accounts. For the first three months ending March 31, 2011, the cost of total deposits was 0.88% compared to 1.50% for the same time period in 2010. Increasing non-interest bearing deposit accounts has also helped to lower the cost of deposits.

For the first three months, the yield on assets increased from 4.74% in 2010 to 4.96% in 2011. The year to date average balance of federal funds sold decreased $35.6 million for the first three months in 2011 compared to 2010 due to an influx of short term deposits in 2010. This helped to increase the yield on earning assets in 2011 because of the low rates earned on federal funds sold. Also, the yield on loans increased ten basis points in the first three months of 2011 compared to 2010. The cost of liabilities decreased from 1.72% in 2010 to 1.11% in 2011. Year to date average loans decreased $13.8 million, or 3.25% from March 31, 2010 to March 31, 2011. Loan interest income has decreased $92 thousand for the first three months of 2011 compared to the first three months of 2010. Year to date average deposits decreased from March 31, 2010 to March 31, 2011, down $18.4 million or 3.25%. The decrease is primarily the result of a decrease in time deposits that matured during the fourth quarter of 2010. Deposit interest expense has decreased $900 thousand for the first three months of 2011 compared to the same period in 2010. Year to date average borrowings decreased $17.3 million, or 24.81% from March 31, 2010 to March 31, 2011. The decrease is primarily the result of paying off FHLB advances when they come due and not replacing them. Interest expense on borrowed funds has decreased $164 thousand for the first three months of 2011 compared to the same period in 2010.

The volume rate analysis for 2011 that follows indicates that $460 thousand of the decrease in interest income is attributable to the decrease in volume, while the change in rates contributed to an increase of $347 thousand in interest income. Even more affected by volume and rate changes was the liability side of the balance sheet. The average rate of the Company?s total outstanding deposits and borrowing liabilities decreased from 1.72% in 2010 to 1.11% in 2011. Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $610 thousand in interest expense, while the change in volume was responsible for a $454 thousand decrease in interest expense. As a result, the 2011 net interest income increase is mostly attributed to decreases in rates on deposits and an increase in rates on loans.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2010. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

(in thousands)                                    2011 vs. 2010
                                      Increase (Decrease) Due to Change in
                                       Volume         Rate       Net Change

INTEREST INCOME
Loans                                 $   (599)      $   507       $   (92)
Investment Securities                      165          (180)          (15)
Federal Funds Sold and
 Securities Purchased under
 Agreements to Resell                      (25)           19            (6)
Deposits with Banks                         (1)            1             -
  Total Interest Income                   (460)          347          (113)
INTEREST EXPENSE
Deposits
Demand                                      15            18            33
Savings                                     11           (21)          (10)
Negotiable Certificates of
 Deposit and Other
 Time Deposits                            (301)         (622)         (923)
Securities sold under
 agreements to
 repurchase and
 other borrowings                           (8)           (9)          (17)
Federal Home Loan
 Bank advances                            (171)           24          (147)
  Total Interest Expense                  (454)         (610)       (1,064)
    Net Interest Income                $    (6)      $   957       $   951

Non-Interest Income

Non-interest income increased $80 thousand for the three months ended March 31, 2011 compared to the same period in 2010 to $1.8 million, due primarily to an increase in debit card interchange income of $60 thousand and an increase in trust fees and commissions of $51 thousand. Service charges decreased $93 thousand for the comparable time. This decrease was mostly due to a decrease of $104 thousand in overdraft fee income.

The gain on the sale of mortgage loans increased from $126 thousand in the first three months of 2010 to $148 thousand during the first three months of 2011, an increase of $22 thousand. The volume of loans sold during the first three months of 2011 increased $1.5 million compared to the same time period in 2010. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans. Loan service fee income was $44 thousand for the three months ending March 31, 2011 compared to $25 thousand for the three months ending March 31, 2010, an increase of $19 thousand. During the first quarter of 2011, a positive valuation adjustment was booked for $20 thousand for the Mortgage Servicing Right.

Non-Interest Expense

Total non-interest expenses increased $258 thousand for the three month period ended March 31, 2011 compared to the same period in 2010.

For the comparable three month periods, salaries and benefits increased $267 thousand, an increase of 10.9%. The increase is attributed largely to additional employees being hired throughout 2010 and in the first quarter of 2011. The number of full time equivalent employees at March 31, 2011 was 189 compared to 178 one year ago. In addition, $60 thousand was expensed in the first quarter of 2011 to accrue for unused vacation time that employees can carry over into future periods and unused major illness time that certain employees may be eligible to receive upon retirement. The Company began accruing for this liability in the second quarter of 2010.
Occupancy expenses increased $67 thousand to $755 thousand for the first three months of 2011 compared to the same time period in 2010. The increase in occupancy expense during 2011 is primarily the result of an increase in depreciation expense of $16 thousand and an increase in computer maintenance of $33 thousand.

Legal and professional fees increased $46 thousand for the first three months ended March 31, 2011 compared to the same time period in 2010. The increase is primarily from additional collection efforts for problem loans. Repossession expenses decreased $181 thousand for the first three months ended March 31, 2011 compared to the same time period in 2010. Repossession expenses are reported net of income earned on the repossessed properties. Repossession expenses were higher during the first quarter of 2010 when compared to the same time period in 2011 due to $277 thousand being expensed for the write-downs of other real estate owned properties in 2010 and $0 being expensed in 2011. In addition, the rents earned on other real estate properties increased $77 thousand from last year to $153 thousand.

Income Taxes

The effective tax rate for the three months ended March 31, 2011 was 14.0% compared to 4.9% in 2010. These rates are less than the statutory rate as a result of the tax-free securities and loans and tax credits generated by certain investments held by the Company. The rates for 2011 are higher due to the higher level of income for 2011. Tax-exempt interest income decreased $51 thousand for the first three months of 2011 compared to the first three months of 2010.

Liquidity and Funding

Liquidity is the ability to meet current and future financial obligations. The Company?s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and FHLB borrowings.

Liquidity risk is the possibility that we may not be able to meet our cash requirements. Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors. Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $14.6 million as of March 31, 2011 compared to $17.6 million at December 31, 2010. The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold of $5.0 million resulting primarily from an increase in our loan portfolio and an increase in our cash and ?due from? accounts with correspondent banks. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $176.3 million at March 31, 2011 compared to $176.9 million at December 31, 2010. The available for sale securities are available to meet liquidity needs on a continuing basis. We expect our customers? deposits to be adequate to meet our funding demands.

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

For the first three months of 2011, deposits have increased $1.4 million. The Company has been able to keep its investment portfolio relatively flat with a $549 thousand decrease in the security portfolio while the loan portfolio increased $2.4 million. In addition, the Company has paid down FHLB advances by $6.6 million during the first three months of 2011 and will continue to pay those down as they mature.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used. We rely on FHLB advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of March 31, 2011, we have sufficient collateral to borrow an additional $14 million from the FHLB. In addition, as of March 31, 2011, over $29 million is available in overnight borrowing through various correspondent banks and the Company has access to $194 million in brokered deposits. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of March 31, 2011 and December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company?s and the Bank?s actual amounts and ratios are presented in the table below:

                                                                                    To Be Well
                                                                                   Capitalized
                                                                                   Under Prompt
                                                                  For Capital         Corrective
                                                 Actual       Adequacy Purposes   Action Provisions
                                             Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                             (Dollars in Thousands)
March 31, 2011
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 61,928  13.4%    $ 36,887    8%     $    N/A    N/A
  Tier I Capital (to Risk-Weighted Assets)    56,201  12.2       18,444    4           N/A    N/A
  Tier I Capital (to Average Assets)          56,201   8.7       25,995    4           N/A    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 63,449  13.8%    $ 36,898    8%     $ 46,122    10%
  Tier I Capital (to Risk-Weighted Assets)    57,722  12.5       18,449    4        27,673     6
  Tier I Capital (to Average Assets)          57,722   8.9       25,986    4        32,482     5

December 31, 2010
Consolidated
  Total Capital (to Risk-Weighted Assets)   $ 60,500  13.1%    $ 36,823    8%          N/A    N/A
  Tier I Capital (to Risk-Weighted Assets)    55,489  12.1       18,412    4           N/A    N/A
  Tier I Capital (to Average Assets)          55,489   8.5       26,218    4           N/A    N/A

Bank Only
  Total Capital (to Risk-Weighted Assets)   $ 62,143  13.5%    $ 36,810    8%     $ 46,013    10%
  Tier I Capital (to Risk-Weighted Assets)    57,131  12.4       18,405    4        27,608     6
  Tier I Capital (to Average Assets)          57,131   8.7       26,208    4        32,760     5

Non-Performing Assets

As of March 31, 2011, our non-performing assets totaled $20.7 million or 3.16% of assets compared to $21.6 million or 3.28% of assets at December 31, 2010 (See table below.) We experienced a decrease of $2.0 million in non-accrual loans from December 31, 2010 to March 31, 2011, due to a decrease in non-accrual loans secured by real estate of $1.9 million. As of March 31, 2011, non-accrual loans include $3.3 million in loans secured by real estate construction, $1.7 million in loans secured by farmland, $3.3 million in loans secured by 1-4 family residential properties, $1.6 million in loans secured by multi-family real estate and $565 thousand in loans secured by non-farm & non-residential real estate. Real estate loans composed 99.7% of the non-performing loans as of March 31, 2011 and December 31, 2010. Forgone interest income on the non-accrual loans was $54 thousand for the first three months of 2011 compared to $253 thousand for the same time period in 2010. Accruing loans that are contractually 90 days or more past due as of March 31, 2011 totaled $701 thousand compared to $706 thousand at December 31, 2010, a decrease of $5 thousand. The total nonperforming loans decreased $2.0 million from December 31, 2010 to March 31, 2011, resulting in a decrease in the ratio of nonperforming loans to loans of 50 basis points to 2.70%. In addition, the amount the Company has booked as ?Other Real Estate? has increased $1.1 million from December 31, 2010 to March 31, 2011. As of March 31, 2011, the amount booked as ?Other Real Estate? totaled $9.5 million compared to $8.4 million at December 31, 2010. The overall increase is largely attributed to one loan customer who specialized in commercial & land development properties that totaled $1.6 million that was previously on non-accrual. In March 2011, $1.1 million of the outstanding loan balance was repossessed and booked into Other Real Estate Owned leaving $287 thousand of the loan included in non-accrual loans, and this is fully reserved for as of March 31, 2011. The allowance as a percentage of non-performing and restructured loans and Other Real Estate Owned increased from 23% at December 31, 2010 to 27% at March 31, 2011.

Nonperforming Assets
                                           3/31/11     12/31/10
                                              (in thousands)

Non-accrual Loans                          $ 10,468    $ 12,479
Accruing Loans which are
 Contractually past due
 90 days or more                                701         706
Total Nonperforming Loans                    11,169      13,185
Other Real Estate                             9,550       8,424
Total Nonperforming Loans
 and Other Real Estate                     $ 20,719    $ 21,609
Nonperforming Loans as a
 Percentage of Loans                          2.70%       3.20%
Nonperforming Loans and Other
 Real Estate as a Percentage
 of Total Assets                               3.16%       3.28%
Allowance as a Percentage of
 Period-end Loans                              1.36%       1.20%
Allowance as a Percentage of
 Non-performing Loans and
 Other Real Estate                               27%         23%

We maintain a ?watch list? of agricultural, commercial, real estate mortgage, and real estate construction loans and review those loans on a regular basis. Generally, assets are designated as ?watch list? loans to ensure more frequent monitoring. If we determine that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status. We review and evaluate nonaccrual loans, past due loans, and loans graded substandard or worse on a regular basis to determine if specific allocations are needed.

Provision for Loan Losses

The loan loss provision for the first three months was $750 thousand for 2011 and $450 thousand for 2010. The increase of $300 thousand for the loan loss provision in 2011 compared to 2010 is largely due to reserving for two loans that are expected to be charged off during the second quarter of 2011 with projected losses estimated to be $377 thousand. Based on recent information obtained (i.e., signed sales contract, a decrease in occupancy levels during the first quarter of 2011, etc.) these losses are $288 thousand greater than calculated at December 31, 2010. Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions. The average loss rates are reviewed for trends in the analysis, as well as comparisons to peer group loss rates. Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types. As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Net charge-offs for the three month period ended March 31, 2011 were $34 thousand compared to net charge-offs of $2.3 million for the same period in 2010. Based on our internal loan review as of December 31, 2009, an addition of $1.8 million was made to the allowance for loan losses in the fourth quarter of 2009. Many of the charged-off loans recorded in the first quarter of 2010 were directly related to the additional provision in the fourth quarter of 2009. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans. Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses                                   Three Months Ended March 31
                                                       (in thousands)
                                                      2011          2010
Balance at Beginning of Period                 $     4,925   $     7,600
Amounts Charged-off:
  Commercial                                            18            19
  Real Estate Construction                               -           547
  1-4 family residential                                90           260
  Multi-family residential                               -             -
  Non-farm & non-residential                            15         1,453
  Real Estate Mortgage                                   -             -
  Agricultural                                           -            74
  Consumer                                             275           236
Total Charged-off Loans                                398         2,589
Recoveries on Amounts
 Previously Charged-off:
  Commercial                                             -            43
  Real Estate Construction                               -             -
  1-4 family residential                                 4             6
  Multi-family residential                             144             -
  Non-farm & non-residential                            14            98
  Real Estate Mortgage                                   -             -
  Agricultural                                          11             8
  Consumer                                             191           147
Total Recoveries                                       364           302
Net Charge-offs                                         34         2,287
Provision for Loan Losses                              750           450
Balance at End of Period                             5,641         5,763
Loans
  Average                                          409,449       423,164
  At March 31                                      414,232       422,270
As a Percentage of Average Loans:
  Net Charge-offs for the period                      0.01%         0.54%
  Provision for Loan Losses for the period            0.18%         0.11%
Allowance as a Multiple of
 Net Charge-offs (annualized)                        41.5           0.6



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

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company?s interest earning assets and interest bearing liabilities. The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.
As of March 31, 2011, the projected percentage changes are within the Board approved limits. Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points. Therefore, management places more emphasis in the rising rate environment scenarios. This period?s volatility is lower in each rising rate shock simulation and higher in each falling rate shock environment when compared to the same period a year ago. The projected net interest income report summarizing our interest rate sensitivity as of March 31, 2011 is as follows:

PROJECTED NET INTEREST INCOME
(dollars in thousands)
                                                      Level
Change in basis points:               - 300   - 100   Rates    + 100   + 300

Year One  (4/11 - 3/12)
Net interest income                  $23,882 $24,626 $25,132 $25,028 $24,930
Net interest income dollar change     (1,250)   (506)    N/A    (105)   (202)
Net interest income percentage change   -5.0%   -2.0%    N/A    -0.4%   -0.8%

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

Board approved limit                  >-10.0%  >-4.0%    N/A   >-4.0% >-10.0%

Projections from March 31,, 2011, year one reflected a decline in net interest income of 2.0% with a 100 basis point decline compared to the 1.7% decline in 2010. The 100 basis point increase in rates reflected a 0.4% decrease in net interest income in 2011 compared to an increase of 2.2% in 2010.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity. Based on applying these techniques to the March 31, 2011 balance sheet, a 100 basis point increase in rates results in an 8.3% decrease in EVE. A 100 basis point decrease in rates results in a 4.1% decrease in EVE. These are within the Board approved limits.


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

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Other than the additional risk factor mentioned above, there are no material changes from the risk factors set forth under Part I, Item 1A ?Risk Factors? in our Annual Report on Form 10-K for the year ended December 31, 2010, which you are encouraged to carefully consider.
..




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
            Units)     Per Share     Announced Plans     Purchased Under the
Period    Purchased    (or Unit)       Or Programs        Plans or Programs

1/1/11 ?
 1/31/11         -      $    -                -               27,361 shares

2/1/11 ?
 2/28/11         -           -                -               27,361 shares

3/1/11 ?
 3/31/11     1,000       16.75            1,000               26,361 shares

Total        1,000                        1,000               26,361 shares


On October 25, 2000, we announced that our Board of Directors approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock. On November 11, 2002, the Board of Directors approved and authorized the Company?s repurchase of an additional 100,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2011, 273,639 shares have been purchased.


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

                              KENTUCKY BANCSHARES, INC.

Date  ___5/16/11_______     __/s/Louis Prichard______________
                              Louis Prichard, President and C.E.O.

Date  ___5/16/11_______     __/s/Gregory J. Dawson___________
                              Gregory J. Dawson, Chief Financial Officer
12

34
Lexlibrary/197885.1