Form 10-Q
period 2011-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2011-08-12
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding as of July 29, 2011:  2,735,309.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands)

	6/30/2011	12/31/2010
Assets
Cash and due from banks	$13,547	$12,517
Federal funds sold	106	5,108
Cash and cash equivalents	13,653	17,625
Securities available for sale	173,611	176,867
Mortgage loans held for sale	514	—
Loans	408,516	411,830
Allowance for loan losses	(5,642)	(4,925)
Net loans	402,874	406,905
Federal Home Loan Bank stock	6,731	6,731
Real estate owned, net	9,646	8,424
Bank premises and equipment, net	16,981	17,308
Interest receivable	3,712	4,526
Mortgage servicing rights	956	958
Goodwill	13,117	13,117
Other intangible assets	886	1,009
Other assets	5,479	5,473
Total assets	$648,160	$658,943

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$126,399	$105,519
Time deposits, $100,000 and over	87,622	111,239
Other interest bearing	302,972	320,643
Total deposits	516,993	537,401
Repurchase agreements and other borrowings	6,189	7,179
Federal Funds Purchased	10,989	—
Federal Home Loan Bank advances	36,204	43,206
Subordinated debentures	7,217	7,217
Interest payable	1,359	1,257
Other liabilities	3,673	1,640
Total liabilities	582,624	597,900

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,735,309 and 2,738,039 shares issued and outstanding on June 30,2011 and December 31, 2010	12,424	12,498
Retained earnings	51,263	49,797
Accumulated other comprehensive income/(loss)	1,849	(1,252)
Total stockholders’ equity	65,536	61,043
Total liabilities & stockholders’ equity	$648,160	$658,943

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share amounts)

	Six Months Ending
	6/30/2011	6/30/2010
INTEREST INCOME:
Loans, including fees	$11,944	$12,027
Securities
Taxable	1,508	1,580
Tax exempt	1,529	1,666
Other	158	175
Total interest income	15,139	15,448
INTEREST EXPENSE:
Deposits	2,247	4,241
Repurchase agreements and other borrowings	43	78
Federal Home Loan Bank advances	696	1,004
Subordinated debentures	117	124
Total interest expense	3,103	5,447
Net interest income	12,036	10,001
Loan loss provision	1,450	1,250
Net interest income after provision	10,586	8,751
NON-INTEREST INCOME:
Service charges	2,155	2,387
Loan service fee income	86	70
Trust department income	351	310
Securities available for sale gains (losses), net	224	214
Gain on sale of mortgage loans	283	309
Brokerage Income	72	71
Debit Card Interchange Income	819	699
Other	111	57
Total other income	4,101	4,117
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,876	4,943
Occupancy expenses	1,511	1,361
Repossession expenses (net)	294	629
FDIC Insurance	453	496
Legal and professional fees	367	350
Data processing	482	388
Debit Card Expenses	349	296
Amortization	124	128
Advertising and marketing	305	291
Taxes other than payroll, property and income	371	394
Telephone	271	170
Postage	149	160
Loan fees	60	81
Other	949	821
Total other expenses	11,561	10,508
Income before taxes	3,126	2,360
Income taxes	443	234
Net income	$2,683	$2,126

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	3,102	891

Comprehensive Income	$5,785	$3,017

Earnings per share
Basic	$0.98	$0.78
Diluted	0.98	0.78
Dividends per share	0.44	0.42

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	6/30/2011	6/30/2010
INTEREST INCOME:
Loans, including fees	$6,126	$6,117
Securities
Taxable	712	820
Tax exempt	766	852
Other	77	88
Total interest income	7,681	7,877
INTEREST EXPENSE:
Deposits	1,055	2,149
Repurchase agreements and other borrowings	22	38
Federal Home Loan Bank advances	329	490
Subordinated debentures	59	68
Total interest expense	1,465	2,745
Net interest income	6,216	5,132
Loan loss provision	700	800
Net interest income after provision	5,516	4,332
NON-INTEREST INCOME:
Service charges	1,152	1,291
Loan service fee income	42	45
Trust department income	185	195
Securities available for sale gains (losses), net	221	211
Gain on sale of mortgage loans	135	183
Brokerage Income	33	49
Debit Card Interchange Income	427	367
Other	79	29
Total other income	2,274	2,370
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,160	2,494
Occupancy expenses	756	673
Repossession expenses (net)	215	369
FDIC Insurance	224	254
Legal and professional fees	197	226
Data processing	265	185
Debit Card Expenses	179	153
Amortization	60	63
Advertising and marketing	153	162
Taxes other than payroll, property and income	161	199
Telephone	109	85
Postage	72	84
Loan fees	30	36
Other	550	353
Total other expenses	6,131	5,336
Income before taxes	1,659	1,366
Income taxes	238	185
Net income	$1,421	$1,181

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	1,808	685
Comprehensive Income	$3,229	$1,866

Earnings per share
Basic	$0.52	$0.43
Diluted	0.52	0.43

Dividends per share	0.22	0.21

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	Common Stock(1)		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income / (Loss)	Equity
Balances, January 1, 2011	2,738,039	$12,498	$49,797	$(1,252)	$61,043

Common stock issued, including tax benefit, net	5,670	—	—	—	—

Stock based compensation expense	—	52	—	—	52

Common stock purchased and retired	(8,400)	(126)	(12)	—	(138)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	3,101	3,101

Net income	—	—	2,683	—	2,683

Dividends declared - $0.44 per share	—	—	(1,205)	—	(1,205)

Balances, June 30, 2011	2,735,309	$12,424	$51,263	$1,849	$65,536

(1)Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended
	6/30/2011	6/30/2010
Cash Flows From Operating Activities
Net Income	$2,683	$2,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	812	787
Securities amortization (accretion), net	31	426
Stock based compensation expense	52	55
Provision for loan losses	1,450	1,250
Securities gains, net	(224)	(214)
Originations of loans held for sale	(9,430)	(11,086)
Proceeds from sale of loans	9,199	11,291
Gains (losses) on sale of fixed assets	(54)	1
Losses (gains) on other real estate	99	(40)
Gain on sale of mortgage loans	(283)	(309)
Changes in:
Interest receivable	814	228
Real estate owned, net	68	472
Other assets	(100)	372
Interest payable	102	1,770
Other liabilities	435	(2,316)
Net cash from operating activities	5,654	4,813

Cash Flows From Investing Activities
Purchases of securities	(30,681)	(81,558)
Proceeds from principal payments, sales, maturities and calls of securities	38,830	59,483
Net change in loans	(1,093)	4,351
Purchases of bank premises and equipment	(429)	(769)
Proceeds from the sale of bank premises	200	3
Proceeds from the sale of other real estate	2,283	685
Net cash from investing activities	9,110	(17,805)

Cash Flows From Financing Activities:
Net change in deposits	(20,408)	18,485
Net change in repurchase agreements and other borrowings	10,399	(982)
Advances from Federal Home Loan Bank	10,000	—
Payments on Federal Home Loan Bank advances	(16,984)	(6,950)
Payments on note payable	(400)	(400)
Purchase of common stock	(138)	(26)
Dividends paid	(1,205)	(1,152)
Net cash from financing activities	(18,736)	8,975

Net change in cash and cash equivalents	(3,972)	(4,017)
Cash and cash equivalents at beginning of period	17,625	34,421
Cash and cash equivalents at end of period	$13,653	$30,404

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$3,010	$3,677
Income taxes	300	—

Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$3,674	$2,125

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented as of any date other than December 31 has been prepared from the Company’s books and records without audit.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Basis of Presentation:  The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the “Company”, “we”, “our” or “us”), its wholly-owned subsidiary, Kentucky Bank (the Bank), and the Bank’s wholly-owned subsidiary, KB Special Assets Unit, LLC.  Intercompany transactions and balances have been eliminated in consolidation.

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

Adoption of New Accounting Standards

ASU No. 2011-02 - Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU was issued to improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings (TDRs). It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. Although, the ASU does not amend the accounting for troubled debt restructurings, it is expected that application of the clarifications contained in the ASU will result in more modifications being considered troubled debt restructurings.

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The provisions of this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  In addition, the ASU provides “a not all inclusive” list of six indicators for creditors to consider when determining if a debtor is experiencing financial difficulties which can be found in 310-40-15-20.

For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  As a result of applying the amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively. For example, a December 31, year-end company public company will be required to adopt the provisions of the ASU on July 1, 2011.  If the company entered into a loan modification between the dates of January 1 and June 30, the company would be required to apply the provisions contained in the ASU to that loan modification to determine if the modification is a TDR. Any impairment resulting from a receivable now considered a TDR, would be recognized in the period ending September 30, 2011.   For nonpublic entities, the ASU is effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early application is permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-03 — Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this ASU remove from the assessment of effective control the criteria relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04 - Fair Value Measurement (Topic 820) - “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05 - Comprehensive Income (Topic 220) - “Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when a n item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

2.               SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale

June 30, 2011
U.S. government agencies	$34,274	$38	$(88)	$34,224
States and political subdivisions	83,738	3,179	(109)	86,808
Mortgage-backed - residential	52,527	29	(275)	52,281
Equity securities	270	28	—	298
Total	$170,809	$3,274	$(472)	$173,611

December 31, 2010
U.S. government agencies	$43,238	$49	$(309)	$42,978
States and political subdivisions	81,887	1,039	(1,773)	81,153
Mortgage-backed - residential	53,369	20	(948)	52,441
Equity securities	270	25	—	295
Total	$178,764	$1,133	$(3,030)	$176,867

The amortized cost and fair value of securities at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
(in thousands)	Cost	Value

Due in one year or less	$112	$211
Due after one year through five years	22,562	22,577
Due after five years through ten years	36,145	37,065
Due after ten years	59,193	61,179
	118,012	121,032
Mortgage-backed - residential	52,527	52,281
Equity	270	298
Total	$170,809	$173,611

Proceeds from sales of securities during the first six months of 2011 and 2010 were $21.2 million and $9.5 million.  Gross gains of $224 thousand and $215 thousand and gross losses of $0 and $1 thousand were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $76 thousand and $72 thousand, respectively.

Securities with unrealized losses at June 30, 2011 and at December 31, 2010 not recognized in income are as follows:

June 30, 2011

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$11,162	$(88)	$—	$—	$11,162	$(88)
States and municipals	4,231	(109)	—	—	4,231	(109)
Mortgage-backed - residential	47,802	(275)	—	—	47,802	(275)
Total temporarily impaired	$63,195	$(472)	$—	$—	$63,195	$(472)

December 31, 2010

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$29,904	$(309)	$—	$—	$29,904	$(309)
States and municipals	45,084	(1,649)	1,939	(124)	47,023	(1,773)
Mortgage-backed - residential	48,421	(948)	—	—	48,421	(948)
Total temporarily impaired	$123,409	$(2,906)	$1,939	$(124)	$125,348	$(3,030)

We evaluate securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer’s financial condition, we may consider many factors including, (1) whether the securities are issued by the federal government or its agencies, (2) whether downgrades by bond rating agencies have occurred, (3) the results of reviews of the issuer’s financial condition and near-term prospects, (4) the length of time and the extent to which the fair value has been less than cost, and (5) whether we intend to sell the investment security or more likely than not will be required to sell the investment security before its anticipated recovery.

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

3. LOANS

Loans at period-end are as follows:

(in thousands)

	6/30/11	12/31/10

Commercial	$24,777	$22,840
Real estate construction	14,675	13,518
Real estate mortgage:
1-4 family residential	158,994	158,877
Multi-family residential	13,947	13,519
Non-farm & non-residential	97,510	105,580
Agricultural	79,348	78,375
Consumer	18,656	18,830
Other	609	291
Total	$408,516	$411,830

Activity in the allowance for loan losses for the six and three month periods indicated was as follows:

	Six Months Ended June 30, 2011
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$235	$34	$74	$(70)	$205
Real estate Construction	721	124	—	77	674
Real estate mortgage:
1-4 family residential	1,827	211	5	682	2,303
Multi-family residential	148	94	144	136	334
Non-farm & non-residential	889	329	14	122	696
Agricultural	265	—	12	406	683
Consumer	582	119	11	95	569
Other	58	361	279	50	26
Unallocated	200	—	—	(48)	152
	$4,925	$1,272	$539	$1,450	$5,642

	Three Months Ended June 30, 2011
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$223	$16	$74	$(76)	$205
Real estate Construction	671	124	—	127	674
Real estate mortgage:
1-4 family residential	2,289	121	1	134	2,303
Multi-family residential	265	94	—	163	334
Non-farm & non-residential	904	314	—	106	696
Agricultural	239	—	1	443	683
Consumer	585	66	5	45	569
Other	37	139	94	34	26
Unallocated	428	—	—	(276)	152
	$5,641	$874	$175	$700	$5,642

Six Months Ended June 30, 2010
(in thousands)

Balance at Beginning of Period	$7,600
Amounts Charged-off:
Commercial	19
Real estate Construction	547
Real estate mortgage:
1-4 family residential	340
Multi-family residential	—
Non-farm & non-residential	1,453
Agricultural	74
Consumer	471
Total Charged-off Loans	2,904
Recoveries on Amounts
Previously Charged-off:
Commercial	43
Real estate Construction	—
Real estate mortgage:
1-4 family residential	22
Multi-family residential	—
Non-farm & non-residential	143
Agricultural	17
Consumer	290
Total Recoveries	515
Net Charge-offs	2,389
Provision for Loan Losses	1,250
Balance at End of Period	$6,461

Three Months Ended June 30, 2010
(in thousands)

Balance at Beginning of Period	$5,763
Amounts Charged-off:
Commercial	—
Real Estate Construction	—
Real Estate Mortgage	80
Agricultural	—
Consumer	235
Total Charged-off Loans	315
Recoveries on Amounts
Previously Charged-off:
Commercial	—
Real Estate Construction	—
Real Estate Mortgage	69
Agricultural	2
Consumer	142
Total Recoveries	213
Net Charge-offs	102
Provision for Loan Losses	800
Balance at End of Period	$6,461

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.5 million as of June 30, 2011 and $3.3 million at December 31, 2010) in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31 2010:

	Individually	Collectively
	Evaluated for	Evaluated for
As of June 30, 2011	Impairment	Impairment	Total
(in thousands)
Allowance for Loan Losses:
Commercial	$—	$205	$205
Real estate construction	284	390	674
Real estate mortgage:
1-4 family residential	407	1,896	2,303
Multi-family residential	103	231	334
Non-farm & non-residential	71	625	696
Agricultural	425	258	683
Consumer	—	569	569
Other	—	26	26
Unallocated	—	152	152

	$1,290	$4,352	$5,642

Loans:
Commercial	$—	$24,777	$24,777
Real estate construction	4,005	10,670	14,675
Real estate mortgage:
1-4 family residential	3,028	155,966	158,994
Multi-family residential	1,891	12,056	13,947
Non-farm & non-residential	5,408	92,102	97,510
Agricultural	5,429	73,919	79,348
Consumer	—	18,656	18,656
Other	—	609	609
	$19,761	$388,755	$408,516

	Individually	Collectively
	Evaluated for	Evaluated for
As of December 31, 2010	Impairment	Impairment	Total
(in thousands)
Allowance for Loan Losses:
Commercial	$—	$235	$235
Real estate construction	382	339	721
Real estate mortgage:
1-4 family residential	272	1,555	1,827
Multi-family residential	12	136	148
Non-farm & non-residential	127	762	889
Agricultural	6	259	265
Consumer	—	582	582
Other	—	58	58
Unallocated	—	200	200

	$799	$4,126	$4,925

Loans:
Commercial	$—	$22,840	$22,840
Real estate construction	6,288	7,230	13,518
Real estate mortgage:
1-4 family residential	3,886	154,991	158,877
Multi-family residential	2,484	11,035	13,519
Non-farm & non-residential	6,347	99,233	105,580
Agricultural	792	77,583	78,375
Consumer	—	18,830	18,830
Other	—	291	291
	$19,797	$392,033	$411,830

The following table presents individually impaired average loan balances by class for the six and three months periods ended June 30, 2011:

	June 30, 2011	June 30, 2011
(in thousands)	Six Month Average	Three Month Average
Commercial	$—	$—
Real Estate construction	5,475	5,069
Real estate mortgage:
1-4 family residential	3,855	3,840
Multi-family residential	1,984	1,734
Non-farm & non-residential	5,875	5,639
Agricultural	4,166	5,852
Installment	—	—
Other	—	—
Total	$21,355	$22,134

Interest income and cash-basis interest income recognized during impairment for the six and three months ending June 30, 2011 is shown below:

	Six Months Ended	Three Months Ended
(in thousands)	June 30, 2011	June 30, 2011
Commercial	$—	$—
Real estate construction	—	—
Real estate mortgage:
1-4 family residential	22	17
Multi-family residential	—	—
Non-farm & non-residential	—	—
Agricultural	105	76
Consumer	1	1
Other	—	—
Total	$128	$94

The annual average of individually impaired loans as of December 31, 2010 was $11.7 million and $149 thousand was recognized during 2010 as interest income on a cash-basis.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
As of June 30, 2011	Balance	Investment	Allocated
(in thousands)
With no related allowance recorded:	$—	$—	$—
Commercial
Real estate construction	970	970	—
Real estate mortgage:
1-4 family residential	721	721	—
Multi-family residential	194	194	—
Non-farm & non-residential	4,415	4,415	—
Agricultural	487	487	—
Consumer	—	—	—
Total	6,787	6,787	—

With an allowance recorded:	—	—	—
Commercial
Real estate construction	3,035	3,035	284
Real estate mortgage:
1-4 family residential	2,306	2,306	407
Multi-family residential	1,697	1,697	103
Non-farm & non-residential	993	993	71
Agricultural	4,943	4,943	425
Consumer	—	—	—
Total	12,974	12,974	1,290

Total impaired loans	$19,761	$19,761	$1,290

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
As of December 31, 2010	Balance	Investment	Allocated
(in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	2,178	2,178	—
Real estate mortgage:
1-4 family residential	1,404	1,404	—
Multi-family residential	1,381	1,381	—
Non-farm & non-residential	4,464	4,464	—
Agricultural	696	696	—
Consumer	—	—	—
Other	—	—	—
Total	10,123	10,123	—

With an allowance recorded:
Commercial	—	—	—
Real estate construction	4,109	4,109	382
Real estate mortgage:
1-4 family residential	2,482	2,482	272
Multi-family residential	1,103	1,103	12
Non-farm & non-residential	1,884	1,884	127
Agricultural	96	96	6
Consumer	—	—	—
Other	—	—	—
Total	9,674	9,674	799

Total Impaired Loans	$19,797	$19,797	$799

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010:

		Loans Past Due
		Over 90 Days	Troubled
		Still	Debt
As of June 30, 2011	Nonaccrual	Accruing	Restructurings
(in thousands)
Commercial	$11	$—	$—
Real estate construction	1,963	—	—
Real estate mortgage:
1-4 family residential	3,350	486	474
Multi-family residential	1,096	—	—
Non-farm & non-residential	1,022	—	—
Agricultural	684	427	393
Consumer	8	6	—
Total	$8,134	$919	$867

		Loans Past Due
		Over 90 Days	Troubled
		Still	Debt
As of December 31, 2010	Nonaccrual	Accruing	Restructurings
(in thousands)
Commercial	$18	$—	$—
Real estate construction	3,451	—	—
Real estate mortgage:
1-4 family residential	3,381	684	—
Multi-family residential	2,484	—	—
Non-farm & non-residential	2,115	3	—
Agricultural	1,016	—	—
Consumer	14	19	—

Total	$12,479	$706	$—

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired and included in impaired loans above.  The Company has allocated $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011.  The Company has committed to lend no additional amounts as of June 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.  Trouble debt restructurings as of June 30, 2011 are currently not on nonaccrual or past due, and therefore not included in nonaccrual loans or the loans past due over 90 days.

Nonaccrual loans secured by real estate make up 99.6% of the total nonaccruals.

Nonaccrual loans are included in impaired loans.  A loan is impaired when full payment under the contractual terms is not expected.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement.  Nonaccrual loans are loans for which payments in full of principal or interest is not expected or which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.  Impaired loans may be loans showing signs of weakness or interruptions in cash flow, but ultimately are current or less than 90 days past due with respect to principal and interest and for which we anticipate full payment of principal and interest.

Additional factors considered by management in determining impairment and non-accrual status include payment status, collateral value, availability of current financial information, and the probability of collecting all contractual principal and interest payments.

During the first six months of 2011, $3.7 million of impaired loans were transferred to other real estate owned and $1.3 million recorded in charge offs which contributed to a reduction in nonaccrual loan balances.

The following tables present the aging of the recorded investment in past due and non-accrual loans as of June 30, 2011 and December 31, 2010 by class of loans:

	30–59	60–89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
As of June 30, 2011	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due
(in thousands)
Commercial	$30	$—	$—	$11	$41	$24,736
Real estate construction	—	227	—	1,963	2,190	12,485
Real estate mortgage:
1-4 family residential	1,789	547	486	3,350	6,172	152,822
Multi-family residential	141	—	—	1,096	1,237	12,710
Non-farm & non-residential	758	237	—	1,022	2,017	95,493
Agricultural	659	49	427	684	1,819	77,529
Consumer	131	10	6	8	155	18,501
Other	—	—	—	—	—	609

Total	$3,508	$1,070	$919	$8,134	$13,631	$394,885

	30–59	60–89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
As of December 31, 2010	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due
(in thousands)
Commercial	$246	$—	$—	$18	$264	$22,576
Real estate construction	192	—	—	3,452	3,644	9,874
Real estate mortgage:
1-4 family residential	4,215	224	684	3,381	8,504	150,373
Multi-family residential	49	—	—	2,484	2,533	10,986
Non-farm & non-residential	121	113	3	2,114	2,351	103,229
Agricultural	1,101	141	—	1,016	2,258	76,117
Consumer	192	29	19	14	254	18,576
Other	—	—	—	—	—	291

Total	$6,116	$507	$706	$12,479	$19,808	$392,022

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

As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
As of June 30, 2011	Pass	Mention	Substandard	Doubtful
(in thousands)
Commercial	$23,154	$1,338	$285	$—
Real estate construction	6,500	3,177	4,998	—
Real estate mortgage:
1-4 family residential	140,240	8,759	9,882	113
Multi-family residential	10,987	1,756	1,204	—
Non-farm & non-residential	89,905	1,532	6,073	—
Agricultural	66,304	6,567	6,477	—

Total	$337,090	$23,129	$28,919	$113

		Special
As of December 31, 2010	Pass	Mention	Substandard	Doubtful
(in thousands)
Commercial	$21,225	$1,310	$305	$—
Real estate construction	3,412	3,620	6,486	—
Real estate mortgage:
1-4 family residential	138,066	11,029	9,721	60
Multi-family residential	10,872	44	2,603	—
Non-farm & non-residential	98,032	1,071	6,478	—
Agricultural	72,091	4,664	1,620	—

Total	$343,698	$21,738	$27,213	$60

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $14 thousand at June 30, 2011 and $33 thousand at December 31, 2010.

The Company has two troubled debt restructurings as of June 30, 2011 totaling $867 thousand.  Of this, $474 thousand is included in 1-4 family outstanding loan balances and $393 thousand is included in outstanding agricultural loan balances.  The Company had no troubled debt restructurings as of December 31, 2010.  The Company has no allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011.  The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

4.  REAL ESTATE OWNED

Activity in real estate owned was as follows:

	Six Months Ended	Year Ended
	2011	2010
	(in thousands)

Beginning of year	$8,424	$4,542
Additions	3,674	6,016
Sales	(2,567)	(1,342)
Additions to valuation allowance	(68)	(807)
Recovery from sale in valuation allowance	183	15

End of period	$9,646	$8,424

Activity in the valuation allowance was as follows:

	Six Months Ended
	2011	2010
	(in thousands)

Beginning of year	$799	$12
Additions charged to expense	68	473
Recovery from sale	(183)	(15)

End of period	$684	$470

Expenses related to foreclosed assets include:

	2011	2010

Net loss (gain) on sales	$99	$(40)
Provision for unrealized losses	68	473
Operating expenses (receipts), net of rental income	226	287

End of period	$393	$720

5.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

	Six Months Ended
	June 30
	2011	2010
	(in thousands)
Basic Earnings Per Share
Net Income	$2,683	$2,126
Weighted average common shares outstanding	2,728	2,732
Basic earnings per share	$0.98	$0.78

Diluted Earnings Per Share
Net Income	$2,683	$2,126
Weighted average common shares outstanding	2,728	2,732
Add dilutive effects of assumed exercise of stock options	1	—
Weighted average common and dilutive potential common shares outstanding	2,729	2,732
Diluted earnings per share	$0.98	$0.78
Three Months Ended

	Three Months Ended
	June 30
	2011	2010
	(in thousands)

Basic Earnings Per Share
Net Income	$1,421	$1,181
Weighted average common shares outstanding	2,728	2,732
Basic earnings per share	$0.52	$0.43

Diluted Earnings Per Share
Net Income	$1,421	$1,181
Weighted average common shares outstanding	2,728	2,732
Add dilutive effects of assumed exercise of stock options	1	—
Weighted average common and dilutive potential common shares outstanding	2,729	2,732
Diluted earnings per share	$0.52	$0.43

Stock options for 23,610 shares of common stock for the six and three months ended June 30, 2011 and 33,490 shares of common stock for the six and three months ended June 30, 2010 were excluded from diluted earnings per share because their impact was antidilutive.  Stock grants of 23,610 shares of common stock for the six and three months ended June 30, 2011 and 21,705 shares of common stock for the six and three months ended June 30, 2010 were excluded from diluted earnings per share because their impact was antidilutive.

6.  STOCK COMPENSATION

We have four share based compensation plans as described below.

Two Stock Option Plans

Under our now expired 1999 Employee Stock Option Plan (the “1999 Plan”), we granted certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years and provide for issuance of up to 100,000 options.  Under the now expired 1993 Non-Employee Directors Stock Ownership Incentive Plan (together with the 1999 Plan, the “Stock Option Plans”), we also granted certain directors stock option awards which vest and become fully exercisable immediately and provide for issuance of up to 20,000 options.  For each Stock Option Plan, the exercise price of each option, which has a ten year life, was equal to the market price of our stock on the date of grant.

The combined summary of activity for 2011 in the expired Stock Option Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	32,640	$29.48
Granted	—	—
Forfeited or expired	(1,780)	25.86
Exercised	—	—
Outstanding, end of period	30,860	$29.69	33.8 months	$—

Vested and expected to vest	30,860	$29.69	33.8 months	$—

Exercisable, end of period	30,860	$29.69	33.8 months	$—

As of June 30, 2011, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under either Plan.  Since both Stock Option Plans have expired, as of June 30, 2011 no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 5,955 shares issued during 2011 and 4,020 shares issued during 2010.  There were 65 shares forfeited during the first six months of 2011 and 344 shares forfeited during the first six months of 2010.  As of June 30, 2011, the restricted stock grant plan allows for additional restricted stock share awards of up to 24,841 shares.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2011	10,486	$231,659	$22.09
Granted	5,955	100,496	16.88
Vested	(3,379)	(83,424)	24.69
Forfeited	(295)	(5,494)	18.62

Nonvested at June 30, 2011	12,767	$243,237	19.05

As of June 30, 2011, there was $249,667 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  As of June 30, 2011 no awards have been granted under the plan and 150,000 shares are still available.

7.  FAIR VALUE MEASUREMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value, and sets forth disclosures about fair value measurements.  ASC Topic 825, “Financial Instruments”, allows entities to choose to measure certain financial assets and liabilities at fair value.  The Company has not elected the fair value option for any financial assets or liabilities.

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

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

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

	Fair Value Measurements at June 30, 2011 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$34,224	$—	$34,224	$—
States and municipals	86,808	—	86,808	—
Mortgage-backed - residential	52,281	—	52,281	—
Equity securities	298	298	—	—
Total	$173,611	$298	$173,313	$—

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$42,978	$—	$42,978	$—
States and municipals	81,153	—	81,153	—
Mortgage-backed - residential	52,441	—	52,441	—
Equity securities	295	295	—	—
Total	$176,867	$295	$176,572	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Real estate commercial	$—	$—	$—	$—
Real estate construction	2,750	—	—	2,750
Real Estate Mortgage:
1-4 family residential	1,900	—	—	1,900
Multi-family residential	1,594	—	—	1,594
Non-farm & non-residential	922	—	—	922
Agricultural	4,518	—	—	4,518
Total impaired loans	11,684	—	—	11,684
Other real estate owned:
Residential	2,857	—	—	2,857
Commercial real estate	975	—	—	975
Total other real estate owned	3,832	—	—	3,832
Loan servicing rights	181	—	—	181

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Real estate commercial	$—	$—	$—	$—
Real estate construction	3,727	—	—	3,727
Real Estate Mortgage:
1-4 family residential	2,209	—	—	2,209
Multi-family residential	1,092	—	—	1,092
Non-farm & non-residential	1,757	—	—	1,757
Agricultural	90	—	—	90
Total impaired loans	8,875	—	—	8,875
Other real estate owned:
Residential	3,365	—	—	3,365
Commercial real estate	1,668	—	—	1,668
Total other real estate owned:	5,033	—	—	5,033
Loan servicing rights	138	—	—	138

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $11.7 million, with a valuation allowance of $1.3 million at June 30, 2011, resulting in an additional provision of $491 thousand for loan losses for the six months ending June 30, 2011.  The loan loss provision for the six months ending June 30, 2011 is $1.45 million.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $3.8 million, which is made up of the outstanding balance of $4.5 million, net of a valuation allowance of $684 thousand at June 30, 2011.  The write-down of Other Real Estate Owned properties for the six months and three months ending June 30, 2011 totaled $68 thousand.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $181 thousand, which is made up of the outstanding balance of $242 thousand, net of a valuation allowance of $61 thousand at June 30, 2011, resulting in a recovery of $41 thousand for the six months ending June 30, 2011.  At December 31, 2010, loan servicing rights were carried at their fair value of $138 thousand, which is made up of the outstanding balance of $240 thousand, net of a valuation allowance of $102 thousand at December 31, 2010, resulting in a recovery of $36 thousand for the year ending December 31, 2010.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$13,653	$13,653	$17,625	$17,625
Securities	173,611	173,611	176,867	176,867
Loans, net	402,874	402,635	406,905	407,925
FHLB stock	6,731	N/A	6,731	N/A
Interest receivable	3,712	3,712	4,526	4,526

Financial liabilities
Deposits	$516,993	$519,697	$537,401	$539,939
Securities sold under agreements to repurchase and other borrowings	6,189	6,190	7,179	7,178
FHLB advances	36,204	37,651	43,206	45,071
Subordinated debentures	7,217	7,258	7,217	6,151
Interest payable	1,359	1,359	1,257	1,257

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These statements are not historical facts, but rather statements based on our current expectations regarding our business strategies and their intended results and our future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  economic conditions (both generally and more specifically in the markets, including the tobacco market and the thoroughbred horse industry, in which we and our bank operate); competition for our subsidiary’s customers from other providers of financial and mortgage services; government legislation, regulation and monetary policy (which changes from time to time and over which we have no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of our subsidiary’s customers; adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; and other risks detailed in our filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond our control.

You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.  We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

The Company recorded net income of $2.7 million, or $0.98 basic earnings and diluted earnings per share for the first six months ending June 30, 2011 compared to $2.1 million or $0.78 basic earnings and diluted earnings per share for the six month period ending June 30, 2010.  The first six months earnings reflects an increase of 26.2% compared to the same time period in 2010, due primarily to an increase in net interest income of $2.0 million and a decrease in repossession expense of $335 thousand.  These positive changes to net income during 2011 were partially offset by an increase of $200 thousand for the provision for loan losses and an increase in employee salaries and benefits of $933 thousand.  The earnings for the three months ending June 30, 2011 were $1.4 million, or $0.52 basic and diluted earnings per share compared to $1.2 million or $0.43 basic and diluted earnings per share for the three month period ending June 30, 2010.  The earnings for the three month period in 2011 reflect a 20.3% increase compared to the same time period in 2010.

Return on average assets was 0.82% for the six months ended June 30, 2011 and 0.60% for the six month period ended June 30, 2010.  Return on average assets was 0.87% for the three months ended June 30, 2011 and 0.66% for the three months ended June 30, 2010.  Return on average equity was 8.5% for the six month period ended June 30, 2011 and 6.9% for the same period in 2010.  Return on average equity was 8.9% for the three months ended June 30, 2011 and 7.6% for the same time period in 2010.

Gross Loans decreased $3.3 million from $411.8 million on December 31, 2010 to $408.5 million on June 30, 2011.  The overall decrease is attributed mostly a decrease of $8.1 million in non-farm and non-residential loans.  Increases in the loan portfolio from December 31, 2010 to June 30, 2011 included an increase of $1.9 million in commercial loans, an increase of $1.2 million in real estate construction loans and an increase of $1.0 million in agricultural loans.

Total deposits decreased from $537.4 million on December 31, 2010 to $517.0 million on June 30, 2011, a decrease of $20.4 million.  The overall decrease is mostly attributed to a decrease of $23.4 million in pubic fund deposits from December 31, 2010 to June 30, 2011.  Public fund deposits will typically be higher at the end of the calendar year due to tax monies collected and will decrease during the first half of the following year as those funds are dispersed.  Non-interest bearing demand deposit accounts increased $20.9 million from December 31, 2010 to June 30, 2011.  This increase is not all attributed to additional deposits being placed with the bank as part of the increase is from deposit accounts changing from time deposits to non-interest bearing demand deposit accounts.  Time deposits $100 thousand and over decreased $23.6 million and other interest bearing deposit accounts decreased $17.7 million.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $12.0 million for the six months ended June 30, 2011 compared to $10.0 million for the six months ended June 30, 2010, an increase of 20.3%.  The interest spread of 4.02% for the first six months of 2011 is up from 3.05% reported for the same period in 2010, an increase of 97 basis points.  Rates have remained fairly low in the past year.  The significant increase in the net interest spread is largely attributed to a decrease in the cost of certificate of deposit accounts.  For the first six months ending June 30, 2011, the cost of total deposits was 0.84% compared to 1.48% for the same time period in 2010.  Increasing non-interest bearing deposit accounts has also helped to lower the cost of deposits.  Net interest income was $6.2 million for the three months ending June 30, 2011 compared to $5.1 million for the three months ending June 30, 2010, an increase of 21.1%.  The interest spread was 4.19% for the three month period ending June 30, 2011 compared to 3.08% for the three month period in 2010, an increase of 111 basis points.

For the first six months, the yield on assets increased from 4.76% in 2010 to 5.07% in 2011.  The year to date average balance of federal funds sold decreased $31.7 million for the first six months in 2011 compared to 2010 due to an influx of short term deposits in 2010.  This helped to increase the yield on earning assets in 2011 because of the low rates earned on federal funds sold.  Also, the yield on loans increased fourteen basis points in the first six months of 2011 compared to 2010 from 5.75% to 5.89%.  The cost of liabilities decreased from 1.70% in 2010 to 1.06% in 2011.  Year to date average loans decreased $13.3 million, or 3.16% from June 30, 2010 to June 30, 2011.  Loan interest income has decreased $83 thousand for the first six months of 2011 compared to the first six months of 2010.  Year to date average deposits decreased from June 30, 2010 to June 30, 2011, down $37.4 million or 6.5%.  The decrease is primarily the result of a decrease in time deposits that matured during the fourth quarter of 2010.  Year to date average interest bearing deposits decreased $59.5 million, or 12.6%, from June 30, 2010 to June 30, 2011.  Deposit interest expense has decreased $2.0 million for the first six months of 2011 compared to the same period in 2010.  Year to date average borrowings decreased $14.8 million, or 21.74% from June 30, 2010 to June 30, 2011.  The decrease is mostly attributed to paying off Federal Home Loan Bank advances when they come due and not replacing them.  Interest expense on borrowed funds has decreased $350 thousand for the first six months of 2011 compared to the same period in 2010.

The volume rate analysis for 2011 that follows indicates that $896 thousand of the decrease in interest income is attributable to the decrease in volume, while the change in rates contributed to an increase of $587 thousand in interest income.  Even more affected by volume and rate changes was the liability side of the balance sheet.  The average rate of the Company’s total outstanding deposits and borrowing liabilities decreased from 1.71% in 2010 to 1.06% in 2011.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $1.3 million in interest expense, while the change in volume was responsible for a $1.0 million decrease in interest expense.  As a result, the 2011 net interest income increase is mostly attributed to decreases in rates on deposits and an increase in rates on loans.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2011.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	2011 vs. 2010
	Increase	(Decrease)	Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$(725)	$643	$(82)
Investment Securities	(153)	(56)	(209)
Federal Funds Sold and Securities Purchased under Agreements to Resell	(17)	(1)	(18)
Deposits with Banks	(1)	1	—
Total Interest Income	(896)	587	(309)
INTEREST EXPENSE
Deposits
Demand	28	16	44
Savings	11	(23)	(12)
Negotiable Certificates of Deposit and Other Time Deposits	(788)	(1,238)	(2,026)
Securities sold under agreements to repurchase and other borrowings	(9)	(33)	(42)
Federal Home Loan Bank advances	(252)	(56)	(308)
Total Interest Expense	(1,010)	(1,334)	(2,344)
Net Interest Income	$114	$1,921	$2,035

Non-Interest Income

Non-interest income decreased $16 thousand for the six months ended June 30, 2011 compared to the same period in 2010 to $4.1 million, due primarily to a decrease of $232 thousand in service charges.  Almost all of the decrease in service charges is attributed to a decrease of $230 thousand in overdraft income.  Increases to non-interest income for the first six months of 2011 compared to the first six months of 2010 included an increase of $120 thousand in debit card interchange income and an increase in other income of $54 thousand for the gain on the sale of bank premises.  The $54 thousand gain on the sale of bank premises was recorded in May 2011 when the Company sold the former Nicholasville branch building.  Non-interest income decreased $96 thousand for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The decrease was primarily the result of a decrease of $48 thousand in the gain on the sale of mortgage loans and a decrease in service charges of $139 thousand.  Of the decrease in service charges, $126 thousand is attributed to a decrease in overdraft income for the three months ending June 30, 2011 compared to the same time period one year ago.  Increases to non-interest income for the three month period ending June 30, 2011 compared to the three months ending June 30, 2010 include an increase of $60 thousand in debit card interchange income and increase of $50 thousand in other income due to the gain of $54 thousand on the sale of the former Nicholasville branch building recorded in May 2011.

The gain on the sale of mortgage loans decreased from $309 thousand in the first six months of 2010 to $283 thousand during the first six months of 2011, a decrease of $26 thousand.  For the three months ending June 30, 2011 compared to the same time period in 2010, the gain on the sale of mortgage loans decreased $48 thousand.  The volume of loans sold during the first six months of 2011 decreased $1.7 million compared to the same time period in 2010.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans. Loan service fee income was $86 thousand for the six months ending June 30, 2011 compared to $70 thousand for the six months ending June 30, 2010, an increase of $16 thousand.  For the three month period ending June 30, 2011, loan service fee income was $42 thousand compared to $45 thousand for the same time period one year ago.  During the first six months of 2011, the carrying value of the mortgage servicing right was written up $41 thousand.  Of this, $20 thousand was recorded in the first quarter of 2011 and $21 thousand was recorded in the second quarter of 2011.  For the six months and three months ending June 30, 2010, the carrying value of the mortgage servicing right had a positive valuation adjustment in the amount of $22 thousand.

Non-Interest Expense

Total non-interest expenses increased $1.1 million for the six month period ended June 30, 2011 compared to the same period in 2010.  For the three month period ended June 30, 2011 compared to the three months ending June 30, 2010, total non-interest expense increased $795 thousand.

For the comparable six month periods, salaries and benefits increased $933 thousand, an increase of 18.9%.  The increase is attributed largely to additional employees being hired throughout 2010 and in the first quarter of 2011.  The number of full time equivalent employees at June 30, 2011 was 188 compared to 177 one year ago.  In addition, $120 thousand was expensed in the first quarter of 2011 to accrue for unused vacation time that employees can carry over into future periods and unused major illness time that certain employees may be eligible to receive upon retirement.  This accrual accounts for an increase of $100 thousand in employee benefits because the Company did not begin accruing for this liability until June 2010.  In addition, during the first six months of 2011, $600 thousand has been accrued for incentives compared to $300 thousand for the first six months of 2010, an increase of $300 thousand.  Salaries and employee benefits increased $666 thousand for the three month period ending June 30, 2011 compared to the same time period in 2010.

Occupancy expenses increased $150 thousand to $1.5 million for the first six months of 2011 compared to the same time period in 2010.  Occupancy expenses increased $83 thousand for the three month period ended June 30, 2011 compared to the same time period in 2010.  The increase in year to date occupancy expense during 2011 is primarily the result of an increase in computer maintenance of $79 thousand.

Legal and professional fees increased $17 thousand for the first six months ended June 30, 2011 compared to the same time period in 2010.   Legal and professional fees decreased $29 thousand for the three month period ending June 30, 2011 compared to the same time period in 2010. The increase in year to date legal and professional fees is largely attributable to additional collection efforts for problem loans.  Repossession expenses decreased $335 thousand for the first six months ending June 30, 2011 compared to the same time period in 2010 and decreased $154 thousand for the three months period ending June 30, 2011 compared to the same period one year ago.  Repossession expenses are reported net of income earned on the repossessed properties.  Repossession expenses were higher during the first half of 2010 when compared to the same time period in 2011 due to $473 thousand being expensed for the write-downs of other real estate owned properties in 2010 and $68 being expensed in 2011.  In addition, the rents earned on other real estate properties increased $141 thousand to $282 thousand for the six months ending June 30, 2011 compared to the same period last year.

Income Taxes

The effective tax rate for the six months ended June 30, 2011 was 14.2% compared to 9.9% in 2010.  The effective tax rate for the three months ended June 30, 2011 was 14.3% compared to 13.5% for the three months ended June 30, 2010  These rates are less than the statutory rate as a result of the tax-free securities and loans and tax credits generated by certain investments held by the Company.  The rates for 2011 are higher due to the higher level of income for 2011.  Tax-exempt interest income decreased $159 thousand for the first six months of 2011 compared to the first six months of 2010.

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the six months ended June 30, 2011, the Company averaged $77.0 million in tax free securities and $16.9 million in tax free loans.  As of June 30, 2011, the weighted average remaining maturity for the tax free securities is 149 months, while the weighted average remaining maturity for the tax free loans is 230 months.

Liquidity and Funding

Liquidity is the ability to meet current and future financial obligations.  The Company’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and FHLB borrowings.

Liquidity risk is the possibility that we may not be able to meet our cash requirements.  Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors.  Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $13.7 million as of June 30, 2011 compared to $17.6 million at December 31, 2010.  The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold of $5.0 million resulting primarily from a decrease in short term deposits.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $173.6 million at June 30, 2011 compared to $176.9 million at December 31, 2010.  The available for sale securities are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first six months of 2011, deposits have decreased $20.4 million, mostly due to an expected decline in public fund deposit balances.  Both the Company’s investment portfolio and loan portfolio have decreased $3.3 million.  In addition, the Company has paid down FHLB advances by $7.0 million during the first six months of 2011.  Federal Funds purchased have increased $11.0 million from $0 at December 31, 2010 to $11.0 million at June 30, 2011.

The Company has a promissory note payable that matured July 30, 2011, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the bank.  The 2010 loan agreement contains certain covenants and performance terms.  The Bank was in compliance with its debt covenants at June 30, 2011.  The loan is in the process of being renewed on similar terms for an additional 1 year term.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used.  We rely on FHLB advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of June 30, 2011, we have sufficient collateral to borrow an additional $14 million from the Federal Home Loan Bank.  In addition, as of June 30, 2011, over $29 million is available in overnight borrowing through various correspondent banks and the Company has access to $186 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of June 30, 2011 and December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2011
Consolidated
Total Capital (to Risk-Weighted Assets)	$62,660	13.8%	$36,425	8%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	56,956	12.5	18,213	4	N/A	N/A
Tier I Capital (to Average Assets)	56,956	8.9	25,538	4	N/A	N/A
Bank Only
Total Capital (to Risk-Weighted Assets)	$63,973	14.1%	$36,425	8%	$45,532	10%
Tier I Capital (to Risk-Weighted Assets)	58,269	12.8	18,213	4	27,319	6
Tier I Capital (to Average Assets)	58,269	9.1	25,529	4	31,911	5
December 31, 2010
Consolidated
Total Capital (to Risk-Weighted Assets)	$60,500	13.1%	$36,823	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	55,489	12.1	18,412	4	N/A	N/A
Tier I Capital (to Average Assets)	55,489	8.5	26,218	4	N/A	N/A
Bank Only
Total Capital (to Risk-Weighted Assets)	$62,143	13.5%	$36,810	8%	$46,013	10%
Tier I Capital (to Risk-Weighted Assets)	57,131	12.4	18,405	4	27,608	6
Tier I Capital (to Average Assets)	57,131	8.7	26,208	4	32,760	5

Non-Performing Assets

As of June 30, 2011, our non-performing assets totaled $19.6 million or 3.02% of assets compared to $21.6 million or 3.28% of assets at December 31, 2010 (See table below.)  We experienced a decrease of $4.3 million in non-accrual loans from December 31, 2010 to June 30, 2011, primarily due to $3.7 million moving to other real estate.  As of June 30, 2011, non-accrual loans include $2.0 million in loans secured by real estate construction, $669 thousand in loans secured by farmland, $3.4 million in loans secured by 1-4 family residential properties, $1.1 million in loans secured by multi-family real estate and $1.0 million in loans secured by non-farm & non-residential real estate.  Real estate loans composed 99.6% of the non-performing loans as of June 30, 2011 and 99.7% as of December 31, 2010.  Forgone interest income on non-accrual loans totaled $276 thousand for the first six months of 2011 compared to lost interest of $355 thousand for the same time period in 2010.  Accruing loans that are contractually 90 days or more past due as of June 30, 2011 totaled $919 thousand compared to $706 thousand at December 31, 2010, an increase of $213 thousand.  The total nonperforming loans decreased $3.3 million from December 31, 2010 to June 30, 2011, resulting in a decrease in the ratio of nonperforming loans to loans of 77 basis points to 2.43%.  In addition, the amount the Company has booked as “Other Real Estate” has increased $1.2 million from December 31, 2010 to June 30, 2011.  As of June 30, 2011, the amount recorded as “Other Real Estate” totaled $9.6 million compared to $8.4 million at December 31, 2010.  The overall increase is largely attributed to two loan customers.  One of those loan customers specialized in commercial & land development properties had an outstanding note totaling $1.6 million that was on non-accrual at December 31, 2010.  In March 2011, $1.1 million of the outstanding loan balance was repossessed and recorded into Other Real Estate Owned leaving the remaining balance to be charged off in April.  The loan balance which was charged off in April 2011 was fully reserved for at March 31, 2011.  The other loan customer specialized in real estate construction and had an outstanding loan balance of $1.2 million classified as nonaccrual at December 31, 2010.  In May 2011, the property used as collateral for the loan was repossessed for the full amount of the outstanding loan balance of $1.2 million and is currently held as Other Real Estate Owned.  The allowance as a percentage of non-performing and restructured loans and Other Real Estate Owned increased from 23% at December 31, 2010 to 29% at June 30, 2011.

During the second quarter of 2011, two loans totaling $867 thousand were classified as TDRs, primarily from modifying to interest only payments for 12 months.  At June 30, 2011, all TDRs were performing in accordance with their modified terms.  These two loans were individually evaluated for impairment and currently do not have a related specific reserve recorded.

Nonperforming Assets

	6/30/11	12/31/10
	(in thousands)
Non-accrual Loans	$8,134	$12,479
Accruing Loans which are Contractually past due 90 days or more	919	706
Troubled Debt Restructurings	867	—
Total Nonperforming Loans	9,920	13,185
Other Real Estate	9,646	8,424
Total Nonperforming Loans and Other Real Estate	$19,566	$21,609
Nonperforming Loans as a Percentage of Loans	2.43%	3.20%
Nonperforming Loans and Other Real Estate as a Percentage of Total Assets	3.02%	3.28%
Allowance as a Percentage of Period-end Loans	1.38%	1.20%
Allowance as a Percentage of Non-performing Loans and Other Real Estate	29%	23%

We maintain a “watch list” of agricultural, commercial, real estate mortgage, and real estate construction loans and review those loans on a regular basis.  Generally, assets are designated as “watch list” loans to ensure more frequent monitoring.  If we determine that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status.  We review and evaluate nonaccrual loans, past due loans, and loans graded substandard or worse on a regular basis to determine if specific allocations are needed.

Provision for Loan Losses

The loan loss provision for the first six months was $1.45 million for 2011 and $1.25 million for 2010.  The increase of $200 thousand for the loan loss provision in 2011 compared to 2010 is largely due to reserving for two loans that were charged off during the second quarter of 2011 with losses of $377 thousand.  Based on recent information obtained (i.e., signed sales contract, a decrease in occupancy levels during the first quarter of 2011, etc.) these losses are $288 thousand greater than calculated at December 31, 2010.  In the first quarter of 2011, a problem loan of $4.8 million was identified, and contributions were made to the allowance for loan losses during the first quarter of 2011.  Due to additional data obtained in the second quarter of 2011, this loan now has an allocated allowance for loan loss of $420 thousand.  However, based primarily on the recent decline in real estate values and as it may relate to this particular loan, management increased the amount of unallocated allowance from December 31, 2010 to March 31, 2011.  The June 30, 2011 unallocated allowance is comparable to the December 31, 2010 balance of $200 thousand.  Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions.  The average loss rates are reviewed for trends in the analysis, as well as comparisons to peer group loss rates.  Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type.  Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types. As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Net charge-offs for the six month period ended June 30, 2011 were $733 thousand compared to net charge-offs of $2.3 million for the same period in 2010.  Based on our internal loan review as of December 31, 2009, an addition of $1.8 million was made to the allowance for loan losses in the fourth quarter of 2009.  Many of the charged-off loans recorded in the first half of 2010 were directly related to the additional provision in the fourth quarter of 2009.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Six Months Ended June 30
	(in thousands)
	2011	2010
Balance at Beginning of Period	$4,925	$7,600
Amounts Charged-off:
Commercial	34	19
Real Estate Construction	124	547
1-4 family residential	211	340
Multi-family residential	94	—
Non-farm & non-residential	329	1,453
Agricultural	—	74
Consumer	480	471
Total Charged-off Loans	1,272	2,904
Recoveries on Amounts
Previously Charged-off:
Commercial	74	43
Real Estate Construction	—	—
1-4 family residential	5	22
Multi-family residential	144	—
Non-farm & non-residential	14	143
Agricultural	12	17
Consumer	290	290
Total Recoveries	539	515
Net Charge-offs	733	2,389
Provision for Loan Losses	1,450	1,250
Balance at End of Period	5,642	6,461
Loans
Average	408,794	422,081
At June 30	408,516	416,475
As a Percentage of Average Loans:
Net Charge-offs for the period	0.18%	0.57%
Provision for Loan Losses for the period	0.35%	0.30%
Allowance as a Multiple of Net Charge-offs (annualized)	3.8	1.4

Loan Losses

	Quarter Ended June 30
	(in thousands)
	2011	2010
Balance at Beginning of Period	$5,641	$5,763
Amounts Charged-off:
Commercial	16	—
Real Estate Construction	124	—
1-4 family residential	121	80
Multi-family residential	94	—
Non-farm & non-residential	314	—
Real Estate Mortgage	—	—
Agricultural	—	—
Consumer	205	235
Total Charged-off Loans	874	315
Recoveries on Amounts
Previously Charged-off:
Commercial	74	—
Real Estate Construction	—	—
1-4 family residential	1	16
Multi-family residential	—	—
Non-farm & non-residential	—	45
Real Estate Mortgage	—	—
Agricultural	1	9
Consumer	99	143
Total Recoveries	175	213
Net Charge-offs	699	102
Provision for Loan Losses	$700	$800
Balance at End of Period	$5,642	$6,461
Loans
Average	$408,139	$420,998
At June 30	408,516	416,475
As a Percentage of Average Loans:
Net Charge-offs for the period	0.17%	0.02%
Provision for Loan Losses for the period	0.17%	0.19%

Allowance as a Multiple of Net Charge-offs (annualized)	2.0	15.7

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of June 30, 2011, the projected percentage changes are within the Board approved limits.  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  This period’s volatility is lower in each rising rate shock simulation and higher in each falling rate shock environment when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of June 30, 2011 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	– 300	– 100	Rates	+ 100	+ 300
Year One (7/11 – 6/12)
Net interest income	$24,156	$24,905	$25,421	$25,276	$25,180
Net interest income dollar change	(1,265)	(516)	N/A	(145)	(241)
Net interest income percentage change	–5.0%	–2.0%	N/A	–0.6%	–0.9%

Board approved limit	>–10.0%	>–4.0%	N/A	>–4.0%	>–10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of June 30, 2010 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	– 300	– 100	Rates	+ 100	+ 300
Year One (7/10 – 6/11)
Net interest income	$22,943	$23,738	$23,932	$24,190	$24,622
Net interest income dollar change	(989)	(193)	N/A	258	690
Net interest income percentage change	–4.1%	–0.8%	N/A	1.1%	2.9%

Board approved limit	>–10.0%	>–4.0%	N/A	>–4.0%	>–10.0%

Projections from June 30, 2011, year one reflected a decline in net interest income of 2.0% with a 100 basis point decline compared to the 0.8% decline in 2010.  The 100 basis point increase in rates reflected a 0.6% decrease in net interest income in 2011 compared to an increase of 1.1% in 2010.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based on applying these techniques to the June 30, 2011 balance sheet, a 100 basis point increase in rates results in an 8.4% decrease in EVE.  A 100 basis point decrease in rates results in a 4.6% decrease in EVE.  These are within the Board approved limits.

Item 4 — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Item 1A.              Risk Factors

Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the promulgation of regulations thereunder could significantly increase our compliance and operating costs or otherwise have a material and adverse effect on the Company’s financial position, results of operations, or cash flows.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau  of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business.   However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock.

Our results of operations and financial condition may be negatively affected if we are unable to meet a debt covenant and, correspondingly, unable to obtain a waiver regarding the debt covenant from the lender.  From time to time we may obtain financing from other lenders.  The loan documents reflecting the financing often require us to meet various debt covenants.  If we are unable to meet one or more of our debt covenants, then we will typically attempt to obtain a waiver from the lender.  If the lender does not agree to a waiver, then we will be in default under our borrowing obligation.  This default could affect our ability to fund various strategies that we may have implemented resulting in a negative impact in our results of operations and financial condition.

Other than the additional risk factors mentioned above, there are no material changes from the risk factors set forth under Part I, Item 1A “Risk  Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which you are encouraged to carefully consider.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

4/1/11 – 4/30/11	—	$—	—	26,361 shares

5/1/11 – 5/31/11	6,400	16.45	6,400	19,961 shares

6/1/11 – 6/30/11	1,000	16.36	1,000	18,961 shares

Total	7,400		7,400	18,961 shares

On October 25, 2000, we announced that our Board of Directors approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through June 30, 2011, 281,039 shares have been purchased.

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

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and (v) Notes to Consolidated Financial Statements.

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of those sections, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY BANCSHARES, INC.

Date	8/12/11	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	8/12/11	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer