Form 10-Q
period 2011-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2011-11-14
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding as of October 31, 2011:  2,718,805.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands)

	9/30/2011	12/31/2010
Assets
Cash and due from banks	$14,677	$12,517
Federal funds sold	143	5,108
Cash and cash equivalents	14,820	17,625
Securities available for sale	158,068	176,867
Mortgage loans held for sale	962	—
Loans	408,202	411,830
Allowance for loan losses	(5,664)	(4,925)
Net loans	402,538	406,905
Federal Home Loan Bank stock	6,731	6,731
Real estate owned, net	10,268	8,424
Bank premises and equipment, net	16,863	17,308
Interest receivable	4,081	4,526
Mortgage servicing rights	921	958
Goodwill	13,117	13,117
Other intangible assets	825	1,009
Other assets	4,533	5,473
Total assets	$633,727	$658,943

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$130,414	$105,519
Time deposits, $100,000 and over	91,448	111,239
Other interest bearing	286,215	320,643
Total deposits	508,077	537,401
Repurchase agreements and other borrowings	4,905	7,179
Federal Funds Purchased	9,482	—
Federal Home Loan Bank advances	30,814	43,206
Subordinated debentures	7,217	7,217
Interest payable	1,184	1,257
Other liabilities	3,943	1,640
Total liabilities	565,622	597,900

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,722,481 and 2,738,039 shares issued and outstanding on September 30,2011 and December 31, 2010	12,558	12,498
Retained earnings	52,088	49,797
Accumulated other comprehensive income (loss)	3,459	(1,252)
Total stockholders’ equity	68,105	61,043
Total liabilities & stockholders’ equity	$633,727	$658,943

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share amounts)

	Nine Months Ending
	9/30/2011	9/30/2010
INTEREST INCOME:
Loans, including fees	$17,959	$17,936
Securities
Taxable	2,105	2,190
Tax exempt	2,313	2,538
Other	228	260
Total interest income	22,605	22,924
INTEREST EXPENSE:
Deposits	3,145	6,296
Repurchase agreements and other borrowings	62	114
Federal Home Loan Bank advances	1,020	1,424
Subordinated debentures	177	179
Total interest expense	4,404	8,013
Net interest income	18,201	14,911
Loan loss provision	1,900	1,950
Net interest income after provision	16,301	12,961
NON-INTEREST INCOME:
Service charges	3,396	3,707
Loan service fee income	70	65
Trust department income	497	431
Securities available for sale gains (losses), net	490	1,267
Gain on sale of mortgage loans	533	650
Brokerage Income	114	140
Debit Card Interchange Income	1,239	1,066
Other	152	97
Total other income	6,491	7,423
NON-INTEREST EXPENSE:
Salaries and employee benefits	8,914	7,574
Occupancy expenses	2,270	2,080
Repossession expenses (net)	656	947
FDIC Insurance	521	768
Legal and professional fees	601	586
Data processing	752	660
Debit Card Expenses	535	469
Amortization	184	191
Advertising and marketing	538	446
Taxes other than payroll, property and income	583	594
Telephone	346	272
Postage	224	246
Loan fees	123	139
Other	1,307	1,245
Total other expenses	17,554	16,217
Income before taxes	5,238	4,167
Income taxes	781	467
Net income	$4,457	$3,700

Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	4,711	1,680
Comprehensive Income	$9,168	$5,380

Earnings per share
Basic	$1.65	$1.35
Diluted	1.65	1.35

Dividends per share	0.66	0.63

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	9/30/2011	9/30/2010
INTEREST INCOME:
Loans, including fees	$6,015	$5,909
Securities
Taxable	597	610
Tax exempt	784	872
Other	70	85
Total interest income	7,466	7,476
INTEREST EXPENSE:
Deposits	898	2,055
Repurchase agreements and other borrowings	19	36
Federal Home Loan Bank advances	324	420
Subordinated debentures	60	55
Total interest expense	1,301	2,566
Net interest income	6,165	4,910
Loan loss provision	450	700
Net interest income after provision	5,715	4,210
NON-INTEREST INCOME:
Service charges	1,241	1,320
Loan service fee income	(16)	(5)
Trust department income	146	121
Securities available for sale gains (losses), net	266	1,053
Gain on sale of mortgage loans	250	341
Brokerage Income	42	69
Debit Card Interchange Income	420	367
Other	41	40
Total other income	2,390	3,306
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,038	2,631
Occupancy expenses	759	719
Repossession expenses (net)	362	319
FDIC Insurance	68	272
Legal and professional fees	234	236
Data processing	266	225
Debit Card Expenses	186	173
Amortization	60	63
Advertising and marketing	233	155
Taxes other than payroll, property and income	212	200
Telephone	75	102
Postage	75	86
Loan fees	63	58
Other	362	470
Total other expenses	5,993	5,709
Income before taxes	2,112	1,807
Income taxes	338	233
Net income	$1,774	$1,574
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	1,610	789
Comprehensive Income	$3,384	$2,363

Earnings per share
Basic	$0.67	$0.57
Diluted	0.67	0.57

Dividends per share	0.22	0.21

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	—Common Stock(1)—		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity

Balances, January 1, 2011	2,738,039	$12,498	$49,797	$(1,252)	$61,043

Common stock issued, including tax benefit, net	6,616	—	—	—	—

Stock based compensation expense	—	64	—	—	64

Common stock purchased and retired	(22,174)	(4)	(362)	—	(366)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	4,711	4,711

Net income	—	—	4,457	—	4,457

Dividends declared - $0.66 per share	—	—	(1,804)	—	(1,804)

Balances, September 30, 2011	2,722,481	$12,558	$52,088	$3,459	$68,105

(1)  Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended
	9/30/2011	9/30/2010
Cash Flows From Operating Activities
Net Income	$4,457	$3,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,268	1,234
Securities amortization (accretion), net	142	695
Stock based compensation expense	64	83
Provision for loan losses	1,900	1,950
Securities gains, net	(490)	(1,267)
Originations of loans held for sale	(16,936)	(23,125)
Proceeds from sale of loans	16,507	23,817
Gains (losses) on sale of fixed assets	(54)	3
Losses (gains) on other real estate	47	39
Gain on sale of mortgage loans	(533)	(650)
Changes in:
Interest receivable	445	(7)
Real estate owned, net	156	697
Other assets	781	382
Interest payable	(73)	238
Other liabilities	(35)	(2,042)
Net cash from operating activities	7,646	5,747
Cash Flows From Investing Activities
Purchases of securities	(41,192)	(105,577)
Proceeds from principal payments, sales, maturities and calls of securities	67,476	100,618
Net change in loans	(2,834)	4,329
Purchases of bank premises and equipment	(598)	(975)
Proceeds from the sale of bank premises	200	3
Proceeds from the sale of other real estate	3,157	998
Net cash from investing activities	26,209	(604)
Cash Flows From Financing Activities:
Net change in deposits	(29,324)	2,408
Net change in repurchase agreements and other borrowings	7,808	(1,189)
Advances from Federal Home Loan Bank	10,000	—
Payments on Federal Home Loan Bank advances	(22,374)	(12,475)
Payments on note payable	(600)	(600)
Purchase of common stock	(366)	(10)
Dividends paid	(1,804)	(1,728)
Net cash from financing activities	(36,660)	(13,594)
Net change in cash and cash equivalents	(2,805)	(8,451)
Cash and cash equivalents at beginning of period	17,625	34,421
Cash and cash equivalents at end of period	$14,820	$25,970

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$4,477	$8,251
Income taxes	500	—

Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$5,301	$3,494

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  The Company terminated its Defined Benefit Plan (the Plan) effective December 31, 2008.  The termination was filed with the Pension Benefit Guaranty Corporation (PBGC) in April 2009.  The 60-day PBGC comment period passed without comment from PBGC.  Benefits were distributed according to the actuarial calculations in 2009.  The Internal Revenue Service (IRS) issued a favorable determination as to the Plan termination in July 2010.  Subsequent to termination and distribution, the Plan was selected for audit by the PBGC.  The PBGC asserts a plan amendment was applied errantly resulting in lower benefits.  A preliminary estimate provided by the Plan actuary indicates the potential exposure related to this matter is $1.3 million.  The Company believes it has meritorious defenses and formally rebutted the PBGC assertion in June 2011 requesting a reconsideration of the PBGC conclusion and intends to continue to vigorously defend the position.  As such, the Company does not believe a loss is probable and has not recorded a liability relating to the PBGC assertion.

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

For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  As a result of applying the amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively.  For example, a December 31, year-end company public company will be required to adopt the provisions of the ASU on July 1, 2011.  If the company entered into a loan modification between the dates of January 1 and September 30, the company would be required to apply the provisions contained in the ASU to that loan modification to determine if the modification is a TDR.  Any impairment resulting from a receivable now considered a TDR, would be recognized in the period ending September 30, 2011.  The Company has adopted the methodologies prescribed by this ASU during the third quarter of 2011, and it did not have a material effect on its financial position or results of operations.

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

ASU No. 2011-05 - Comprehensive Income (Topic 220) - “Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

2.               SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

September 30, 2011
U.S. government agencies	$18,156	$12	$(2)	$18,166
States and political subdivisions	79,230	4,353	(34)	83,549
Mortgage-backed - residential	55,171	877	—	56,048
Equity securities	270	35	—	305
Total	$152,827	$5,277	$(36)	$158,068

December 31, 2010
U.S. government agencies	$43,238	$49	$(309)	$42,978
States and political subdivisions	81,887	1,039	(1,773)	81,153
Mortgage-backed - residential	53,369	20	(948)	52,441
Equity securities	270	25	—	295
Total	$178,764	$1,133	$(3,030)	$176,867

The amortized cost and fair value of securities at September 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
(in thousands)	Cost	Value

Due in one year or less	$85	$86
Due after one year through five years	10,299	10,344
Due after five years through ten years	31,720	33,040
Due after ten years	55,282	58,245
	97,386	101,715
Mortgage-backed - residential	55,171	56,048
Equity	270	305

Total	$152,827	$158,068

Proceeds from sales of securities during the first nine months of 2011 and 2010 were $26.1 million and $37.3 million.  Gross gains of $490 thousand and $1.268 million and gross losses of $0 and $1 thousand were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $167 thousand and $431 thousand, respectively.

Proceeds from sales of securities during the three months ending September 30, 2011 and September 30, 2010 were $4.9 million and $27.8 million.  Gross gains of $266 thousand and $1.053 million, respectively, and no gross losses were realized on those sales.  The tax provision related to these realized gains was $90 thousand and $358 thousand, respectively.

Securities with unrealized losses at September 30, 2011 and at December 31, 2010 not recognized in income are as follows:

September 30, 2011

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$2,998	$(2)	$—	$—	$2,998	$(2)
States and municipals	424	(19)	1,017	(15)	1,441	(34)
Mortgage-backed - residential	—	—	—	—	—	—

Total temporarily impaired	$3,422	$(21)	$1,017	$(15)	$4,439	$(36)

December 31, 2010

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$29,904	$(309)	$—	$—	$29,904	$(309)
States and municipals	45,084	(1,649)	1,939	(124)	47,023	(1,773)
Mortgage-backed - residential	48,421	(948)	—	—	48,421	(948)

Total temporarily impaired	$123,409	$(2,906)	$1,939	$(124)	$125,348	$(3,030)

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

3. LOANS

Loans at period-end are as follows:

(in thousands)

	9/30/11	12/31/10

Commercial	$26,726	$22,840
Real estate construction	14,636	13,518
Real estate mortgage:
1-4 family residential	160,048	158,877
Multi-family residential	12,936	13,519
Non-farm & non-residential	97,339	105,580
Agricultural	78,167	78,375
Consumer	18,107	18,830
Other	243	291
Total	$408,202	$411,830

Activity in the allowance for loan losses for the nine and three month periods indicated was as follows:

	Nine Months Ended September 30, 2011
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$235	$36	$74	$(74)	$199
Real estate Construction	721	143	—	171	749
Real estate mortgage:
1-4 family residential	1,827	442	11	920	2,316
Multi-family residential	148	178	144	149	263
Non-farm & non-residential	889	333	14	70	640
Agricultural	265	—	14	425	704
Consumer	582	146	17	142	595
Other	58	555	398	173	74
Unallocated	200	—	—	(76)	124
	$4,925	$1,833	$672	$1,900	$5,664

	Three Months Ended September 30, 2011
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$205	$2	$—	$(4)	$199
Real estate Construction	674	19	—	94	749
Real estate mortgage:
1-4 family residential	2,303	231	6	238	2,316
Multi-family residential	334	84	—	13	263
Non-farm & non-residential	696	4	—	(52)	640
Agricultural	683	—	2	19	704
Consumer	569	27	6	47	595
Other	26	194	119	123	74
Unallocated	152	—	—	(28)	124
	$5,642	$561	$133	$450	$5,664

Nine Months Ended September 30, 2010
(in thousands)

Balance at Beginning of Period	$7,600
Amounts Charged-off:
Commercial	19
Real estate Construction	547
Real estate mortgage:
1-4 family residential	500
Multi-family residential	—
Non-farm & non-residential	1,467
Agricultural	74
Consumer	814
Total Charged-off Loans	3,421

Recoveries on Amounts
Previously Charged-off:
Commercial	43
Real estate Construction	—
Real estate mortgage:
1-4 family residential	30
Multi-family residential	—
Non-farm & non-residential	706
Agricultural	17
Consumer	447
Total Recoveries	1,243

Net Charge-offs	2,178
Provision for Loan Losses	1,950
Balance at End of Period	$7,372

Three Months Ended September 30, 2010
(in thousands)

Balance at Beginning of Period	$6,461
Amounts Charged-off:
Commercial	—
Real Estate Construction	—
Real Estate Mortgage:
1-4 family residential	160
Multi-family residential	—
Non-farm & non-residential	15
Agricultural	—
Consumer	342
Total Charged-off Loans	517
Recoveries on Amounts
Previously Charged-off:
Commercial	—
Real Estate Construction	—
Real Estate Mortgage:
1-4 family residential	8
Multi-family residential	—
Non-farm & non-residential	563
Agricultural	—
Consumer	157
Total Recoveries	728
Net Charge-offs	(211)
Provision for Loan Losses	700
Balance at End of Period	$7,372

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.9 million as of September 30, 2011 and $3.3 million at December 31, 2010) in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31 2010:

	Individually	Collectively
	Evaluated for	Evaluated for
As of September 30, 2011	Impairment	Impairment	Total
(in thousands)
Allowance for Loan Losses:
Commercial	$—	$199	$199
Real estate construction	321	428	749
Real estate mortgage:
1-4 family residential	307	2,009	2,316
Multi-family residential	—	263	263
Non-farm & non-residential	30	610	640
Agricultural	428	276	704
Consumer	—	595	595
Other	—	74	74
Unallocated	—	124	124
	$1,086	$4,578	$5,664
Loans:
Commercial	$—	$26,726	$26,726
Real estate construction	4,088	10,548	14,636
Real estate mortgage:
1-4 family residential	2,362	157,686	160,048
Multi-family residential	—	12,936	12,936
Non-farm & non-residential	4,284	93,055	97,339
Agricultural	5,761	72,406	78,167
Consumer	—	18,107	18,107
Other	—	243	243
	$16,495	$391,115	$408,202

	Individually	Collectively
	Evaluated for	Evaluated for
As of December 31, 2010	Impairment	Impairment	Total
(in thousands)
Allowance for Loan Losses:
Commercial	$—	$235	$235
Real estate construction	382	339	721
Real estate mortgage:
1-4 family residential	272	1,555	1,827
Multi-family residential	12	136	148
Non-farm & non-residential	127	762	889
Agricultural	6	259	265
Consumer	—	582	582
Other	—	58	58
Unallocated	—	200	200
	$799	$4,126	$4,925
Loans:
Commercial	$—	$22,840	$22,840
Real estate construction	5,051	8,467	13,518
Real estate mortgage:
1-4 family residential	2,773	156,104	158,877
Multi-family residential	1,148	12,371	13,519
Non-farm & non-residential	6,069	99,511	105,580
Agricultural	792	77,583	78,375
Consumer	—	18,830	18,830
Other	—	291	291
	$15,833	$395,997	$411,830

The following table presents individually impaired average loan balances by class for the nine and three months periods ended September 30, 2011:

	September 30, 2011	September 30, 2011
(in thousands)	Nine Month Average	Three Month Average

Commercial	$—	$—
Real Estate construction	5,265	4,047
Real estate mortgage:
1-4 family residential	3,493	2,717
Multi-family residential	1,488	945
Non-farm & non-residential	5,477	4,846
Agricultural	4,565	5,596
Installment	—	—
Other	—	—
Total	$20,288	$18,151

Interest income and cash-basis interest income recognized during impairment for the nine and three months ending September 30, 2011 is shown below:

	Nine Months Ended	Three Months Ended
(in thousands)	September 30, 2011	September 30, 2011

Commercial	$1	$1
Real estate construction	93	93
Real estate mortgage:
1-4 family residential	32	9
Multi-family residential	—	—
Non-farm & non-residential	—	—
Agricultural	111	7
Consumer	4	3
Other	—	—
Total	$241	$113

The annual average of individually impaired loans as of December 31, 2010 was $11.7 million and $149 thousand was recognized during 2010 as interest income on a cash-basis.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
As of September 30, 2011	Balance	Investment	Allocated
(in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	1,600	1,053	—
Real estate mortgage:
1-4 family residential	847	847	—
Multi-family residential	—	—	—
Non-farm & non-residential	3,681	3,681	—
Agricultural	818	818	—
Consumer	—	—	—
Total	6,946	6,399	—

With an allowance recorded:
Commercial	—	—	—
Real estate construction	3,035	3,035	321
Real estate mortgage:
1-4 family residential	1,560	1,515	307
Multi-family residential	—	—	—
Non-farm & non-residential	603	603	30
Agricultural	4,943	4,943	428
Consumer	—	—	—
Total	10,141	10,096	1,086

Total impaired loans	$17,087	$16,495	$1,086

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
As of December 31, 2010	Balance	Investment	Allocated
(in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	2,178	942	—
Real estate mortgage:
1-4 family residential	1,404	1,355	—
Multi-family residential	1,381	45	—
Non-farm & non-residential	4,464	4,435	—
Agricultural	696	696	—
Consumer	—	—	—
Other	—	—	—
Total	10,123	7,473	—

With an allowance recorded:
Commercial	—	—	—
Real estate construction	4,109	4,109	382
Real estate mortgage:
1-4 family residential	2,482	1,418	272
Multi-family residential	1,103	1,103	12
Non-farm & non-residential	1,884	1,634	127
Agricultural	96	96	6
Consumer	—	—	—
Other	—	—	—
Total	9,674	8,360	799

Total Impaired Loans	$19,797	$15,833	$799

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010:

As of September 30, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Troubled Debt Restructurings
(in thousands)
Commercial	$—	$196	$—
Real estate construction	1,252	—	—
Real estate mortgage:
1-4 family residential	2,963	243	525
Multi-family residential	—	—	—
Non-farm & non-residential	1,090	418	—
Agricultural	757	—	585
Consumer	13	2	—

Total	$6,075	$859	$1,110

As of December 31, 2010	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Troubled Debt Restructurings
(in thousands)
Commercial	$18	$—	$—
Real estate construction	3,451	—	—
Real estate mortgage:
1-4 family residential	3,381	684	—
Multi-family residential	2,484	—	—
Non-farm & non-residential	2,115	3	—
Agricultural	1,016	—	—
Consumer	14	19	—

Total	$12,479	$706	$—

Nonaccrual loans secured by real estate make up 99.3% of the total nonaccruals at September 30, 2011.

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

During the first nine months of 2011, $5.3 million of impaired loans were transferred to other real estate owned and $1.8 million recorded in charge offs which contributed to a reduction in nonaccrual loan balances.

The following tables present the aging of the recorded investment in past due and non-accrual loans as of September 30, 2011 and December 31, 2010 by class of loans:

	30–59	60–89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
As of September 30, 2011	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due
(in thousands)
Commercial	$—	$—	$196	$—	$196	$26,530
Real estate construction	—	—	—	1,252	1,252	13,384
Real estate mortgage:
1-4 family residential	1,956	196	243	2,963	5,358	154,690
Multi-family residential	371	—	—	—	371	12,565
Non-farm & non-residential	236	—	418	1,090	1,744	95,595
Agricultural	560	—	—	757	1,317	76,850
Consumer	70	44	2	13	129	17,978
Other	—	—	—	—	—	243

Total	$3,193	$240	$859	$6,075	$10,367	$397,835

	30–59	60–89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
As of December 31, 2010	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due
(in thousands)
Commercial	$246	$—	$—	$18	$264	$22,576
Real estate construction	192	—	—	3,452	3,644	9,874
Real estate mortgage:
1-4 family residential	4,215	224	684	3,381	8,504	150,373
Multi-family residential	49	—	—	2,484	2,533	10,986
Non-farm & non-residential	121	113	3	2,114	2,351	103,229
Agricultural	1,101	141	—	1,016	2,258	76,117
Consumer	192	29	19	14	254	18,576
Other	—	—	—	—	—	291

Total	$6,116	$507	$706	$12,479	$19,808	$392,022

Troubled Debt Restructurings:

The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010.  The Company has not committed to lend additional amounts as of September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine months ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings.  No loans were modified as troubled debt restructurings during the three months ending September, 30, 2011.  The modification of the terms of such loans were to interest only payments for a 1 year term.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending September 30, 2011:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled Debt Restructurings:

Real estate mortgage:
1-4 family residential	1	$474	$525
Agricultural	1	393	585

Total	2	$867	$1,110

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge offs of $0 during the period ending September 30, 2011.

For the nine months and three months ending September 30, 2011, no loans modified as troubled debt restructurings had defaulted on payment.

No other loans were modified during the nine months and three months ending September 30, 2011 that did not meet the definition of a troubled debt restructuring.

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

As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
As of September 30, 2011	Pass	Mention	Substandard	Doubtful
(in thousands)
Commercial	$25,177	$1,280	$269	$—
Real estate construction	7,915	2,434	4,287	—
Real estate mortgage:
1-4 family residential	140,988	8,766	10,220	74
Multi-family residential	9,842	2,991	103	—
Non-farm & non-residential	90,833	2,107	4,399	—
Agricultural	64,042	7,232	6,893	—

Total	$338,797	$24,810	$26,171	$74

		Special
As of December 31, 2010	Pass	Mention	Substandard	Doubtful
(in thousands)
Commercial	$21,225	$1,310	$305	$—
Real estate construction	3,412	3,620	6,486	—
Real estate mortgage:
1-4 family residential	138,066	11,029	9,721	60
Multi-family residential	10,872	44	2,603	—
Non-farm & non-residential	98,032	1,071	6,478	—
Agricultural	72,091	4,664	1,620	—

Total	$343,698	$21,738	$27,213	$60

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $15 thousand at September 30, 2011 and $33 thousand at December 31, 2010.

4.                         REAL ESTATE OWNED

Activity in real estate owned was as follows:

	Nine Months Ended
	2011	2010
	(in thousands)

Beginning of year	$8,424	$4,542
Additions	5,301	3,494
Sales	(3,815)	(979)
Additions to valuation allowance	(156)	(697)
Recovery from sale in valuation allowance	514	20

End of period	$10,268	$6,380

Activity in the valuation allowance was as follows:

	Nine Months Ended
	2011	2010
	(in thousands)

Beginning of year	$799	$12
Additions charged to expense	156	697
Recovery from sale	(514)	(20)

End of period	$441	$689

Expenses related to foreclosed assets include:

	2011	2010

Net loss (gain) on sales	$47	$39
Provision for unrealized losses	156	697
Operating expenses (receipts), net of rental income	500	249

End of period	$703	$985

5.                         EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

	Nine Months Ended
	September 30
	2011	2010
	(in thousands)
Basic Earnings Per Share
Net Income	$4,457	$3,700
Weighted average common shares outstanding	2,709	2,732
Basic earnings per share	$1.65	$1.35

Diluted Earnings Per Share
Net Income	$4,457	$3,700
Weighted average common shares outstanding	2,709	2,732
Add dilutive effects of assumed vesting of stock grants	1	—
Weighted average common and dilutive potential common shares outstanding	2,710	2,732
Diluted earnings per share	$1.65	$1.35
Three Months Ended

	Three Months Ended
	September 30
	2011	2010
	(in thousands)
Basic Earnings Per Share
Net Income	$1,774	$1,574
Weighted average common shares outstanding	2,709	2,732
Basic earnings per share	$0.67	$0.57

Diluted Earnings Per Share
Net Income	$1,774	$1,574
Weighted average common shares outstanding	2,709	2,732
Add dilutive effects of assumed vesting of stock grants	1	—
Weighted average common and dilutive potential common shares outstanding	2,710	2,732
Diluted earnings per share	$0.67	$0.57

Stock options for 30,660 shares of common stock for the nine and three months ended September 30, 2011 and 33,240 shares of common stock for the nine and three months ended September 30, 2010 were excluded from diluted earnings per share because their impact was antidilutive.  Restricted stock grants of 23,610 shares of common stock for the nine and three months ended September 30, 2011 and 21,705 shares of common stock for the nine and three months ended September 30, 2010 were excluded from diluted earnings per share because their impact was antidilutive.

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

The combined summary of activity for 2011 in the expired Stock Option Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	32,640	$29.48
Granted	—	—
Forfeited or expired	(1,980)	26.50
Exercised	—	—
Outstanding, end of period	30,660	$29.68	30.8 months	$—

Vested and expected to vest	30,660	$29.68	30.8 months	$—

Exercisable, end of period	30,660	$29.68	30.8 months	$—

As of September 30, 2011, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under either Plan.  Since both Stock Option Plans have expired, as of September 30, 2011 no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 5,955 shares issued during 2011 and 4,020 shares issued during 2010.  There were 295 shares forfeited during the first nine months of 2011 and 344 shares forfeited during the first nine months of 2010.  As of September 30, 2011, the restricted stock grant plan allows for additional restricted stock share awards of up to 23,895 shares.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2011	10,486	$231,659	$22.09
Granted	5,955	100,496	16.88
Vested	(3,379)	(83,424)	24.69
Forfeited	(295)	(5,494)	18.62

Nonvested at September 30, 2011	12,767	$243,237	19.05

As of September 30, 2011, there was $260,673 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  As of September 30, 2011 no awards have been granted under the plan and 150,000 shares are still available.

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

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent third party real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

	Fair Value Measurements at September 30, 2011 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$18,166	$—	$18,166	$—
States and municipals	83,549	—	83,549	—
Mortgage-backed - residential	56,048	—	56,048	—
Equity securities	305	305	—	—
Total	$158,068	$305	$157,763	$—

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$42,978	$—	$42,978	$—
States and municipals	81,153	—	81,153	—
Mortgage-backed - residential	52,441	—	52,441	—
Equity securities	295	295	—	—
Total	$176,867	$295	$176,572	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate commercial	$—	$—	$—	$—
Real estate construction	2,714	—	—	2,714
Real Estate Mortgage:
1-4 family residential	1,253	—	—	1,253
Multi-family residential	—	—	—	—
Non-farm & non-residential	573	—	—	573
Agricultural	4,515	—	—	4,515
Total impaired loans	9,055	—	—	9,055

Other real estate owned:
Residential	2,833	—	—	2,833
Commercial real estate	42	—	—	42
Total other real estate owned	2,875	—	—	2,875

Loan servicing rights	131	—	—	131

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate commercial	$—	$—	$—	$—
Real estate construction	3,727	—	—	3,727
Real Estate Mortgage:
1-4 family residential	2,209	—	—	2,209
Multi-family residential	1,092	—	—	1,092
Non-farm & non-residential	1,757	—	—	1,757
Agricultural	90	—	—	90
Total impaired loans	8,875	—	—	8,875

Other real estate owned:
Residential	3,365	—	—	3,365
Commercial real estate	1,668	—	—	1,668
Total other real estate owned:	5,033	—	—	5,033

Loan servicing rights	138	—	—	138

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.1 million, which includes a valuation allowance of $1.1 million at September 30, 2011, resulting in an additional provision of $287 thousand for loan losses for the nine months ending September 30, 2011 and a reduction of $204 thousand for the loan loss provision for the three months ending September 30, 2011.  The loan loss provision for the nine months ending September 30, 2011 is $1.9 million and $450 thousand for the three months ending September 30, 2011.  The loan loss provision for the twelve months ending December 31, 2010 was $3.25 million.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $2.9 million, which is made up of the outstanding balance of $3.3 million, net of a valuation allowance of $442 thousand at September 30, 2011.  The write-down of Other Real Estate Owned properties totaled $156 thousand for the nine months ending September 30, 2011 and $88 thousand for the three months ending September 30, 2011.  The write-down of Other Real Estate Owned properties totaled $807 thousand for the twelve months ending December 31, 2010.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $131 thousand, which is made up of the outstanding balance of $225 thousand, net of a valuation allowance of $94 thousand at September 30, 2011, resulting in a recovery of $8 thousand for the nine months ending September 30, 2011 and a write-down of $33 thousand for the three months ending September 30, 2011.  At December 31, 2010, loan servicing rights were carried at their fair value of $138 thousand, which is made up of the outstanding balance of $240 thousand, net of a valuation allowance of $102 thousand at December 31, 2010, resulting in a recovery of $36 thousand for the year ending December 31, 2010.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$14,820	$14,820	$17,624	$17,624
Securities	158,068	158,068	176,867	176,867
Loans, net	402,538	403,485	406,905	407,925
FHLB stock	6,731	N/A	6,731	N/A
Interest receivable	4,081	4,081	4,526	4,526

Financial liabilities
Deposits	$508,077	$510,510	$537,401	$539,939
Federal funds purchased	9,482	9,482	—	—
Securities sold under agreements to repurchase and other borrowings	4,905	4,907	7,179	7,178
FHLB advances	30,814	32,509	43,206	45,071
Subordinated debentures	7,217	6,424	7,217	6,151
Interest payable	1,184	1,184	1,257	1,257

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

Summary

The Company recorded net income of $4.5 million, or $1.65 basic earnings and diluted earnings per share for the first nine months ending September 30, 2011 compared to $3.7 million or $1.35 basic earnings and diluted earnings per share for the nine month period ending September 30, 2010.  The first nine months earnings reflects an increase of 20.5% compared to the same time period in 2010, due primarily to an increase in net interest income of $3.3 million and a decrease in repossession expense of $291 thousand.  These positive changes to net income during 2011 were partially offset by a decrease of $311 thousand in service charges, a decrease of $777 thousand in gains recognized on the sale of loans and an increase of $1.3 million in employee salaries and benefits.  The earnings for the three months ending September 30, 2011 were $1.8 million, or $0.67 basic and diluted earnings per share compared to $1.6 million or $0.57 basic and diluted earnings per share for the three month period ending September 30, 2010.  The earnings for the three month period in 2011 reflect a 12.7% increase compared to the same time period in 2010.

Return on average assets was 0.91% for the nine months ended September 30, 2011 and 0.70% for the nine month period ended September 30, 2010.  Return on average assets was 1.09% for the three months ended September 30, 2011 and 0.91% for the three months ended September 30, 2010.  Return on average equity was 9.3% for the nine month period ended September 30, 2011 and 7.9% for the same period in 2010.  Return on average equity was 10.7% for the three months ended September 30, 2011 and 10.0% for the same time period in 2010.  Gross Loans decreased $3.6 million from $411.8 million on December 31, 2010 to $408.2 million on September 30, 2011.  The overall decrease is attributed mostly to a decrease of $8.2 million in non-farm and non-residential loans.  Increases in the loan portfolio from December 31, 2010 to September 30, 2011 included an increase of $3.9 million in commercial loans, an increase of $1.1 million in real estate construction loans and an increase of $1.2 million in 1-4 family residential property loans.

Total deposits decreased from $537.4 million on December 31, 2010 to $508.1 million on September 30, 2011, a decrease of $29.3 million.  The overall decrease is mostly attributed to a decrease of $27.8 million in pubic fund deposits from December 31, 2010 to September 30, 2011.  Public fund deposits will typically be higher at the end of the calendar year due to tax monies collected and will decrease during the first half of the following year as those funds are dispersed.  Non-interest bearing demand deposit accounts increased $24.9 million from December 31, 2010 to September 30, 2011.  This increase is not all attributed to additional deposits being placed with the bank as part of the increase is from deposit accounts changing from time deposits to non-interest bearing demand deposit accounts.  Time deposits $100 thousand and over decreased $19.8 million and other interest bearing deposit accounts decreased $34.4 million.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $18.2 million for the nine months ended September 30, 2011 compared to $14.9 million for the nine months ended September 30, 2010, an increase of 22.1%.  The interest spread of 4.06% for the first nine months of 2011 is up from 3.06% reported for the same period in 2010, an increase of 100 basis points.  Rates have remained fairly low in the past year.  The significant increase in the net interest spread is largely attributed to a decrease in the cost of certificate of deposit accounts.  For the first nine months ending September 30, 2011, the cost of total deposits was 0.79% compared to 1.47% for the same time period in 2010.  Increasing non-interest bearing deposit accounts has also helped to lower the cost of deposits.  Net interest income was $6.2 million for the three months ending September 30, 2011 compared to $4.9 million for the three months ending September 30, 2010, an increase of 25.5%.  The interest spread was 4.15% for the three month period ending September 30, 2011 compared to 3.07% for the three month period in 2010, an increase of 108 basis points.

For the first nine months, the yield on assets increased from 4.74% in 2010 to 5.06% in 2011.  The year to date average balance of federal funds sold decreased $26.5 million for the first nine months in 2011 compared to 2010 due to an influx of short term deposits in 2010.  This helped to increase the yield on earning assets in 2011 because of the low rates earned on federal funds sold.  Also, the yield on loans increased 16 basis points in the first nine months of 2011 compared to 2010 from 5.71% to 5.87%.  The cost of liabilities decreased from 1.68% in 2010 to 1.00% in 2011.  Year to date average loans decreased $11.7 million, or 2.8% from September 30, 2010 to September 30, 2011.  Loan interest income has increased $23 thousand for the first nine months of 2011 compared to the first nine months of 2010.  Year to date average deposits decreased from September 30, 2010 to September 30, 2011, down $36.9 million or 6.5%.  The decrease is primarily the result of a decrease in time deposits that matured during the fourth quarter of 2010.  Year to date average interest bearing deposits decreased $53.4 million, or 11.6%, from September 30, 2010 to September 30, 2011.  Deposit interest expense has decreased $3.2 million for the first nine months of 2011 compared to the same period in 2010.  Year to date average borrowings decreased $12.8 million, or 19.7% from September 30, 2010 to September 30, 2011.  The decrease is mostly attributed to paying off Federal Home Loan Bank advances when they come due and not replacing them.  Interest expense on borrowed funds has decreased $458 thousand for the first nine months of 2011 compared to the same period in 2010.

The volume rate analysis for 2011 that follows indicates that $1.1 million of the decrease in interest income is attributable to the decrease in volume, while the change in rates contributed to an increase of $775 thousand in interest income.  Even more affected by volume and rate changes was the liability side of the balance sheet.  The average rate of the Company’s total outstanding deposits and borrowing liabilities decreased from 1.68% in 2010 to 1.00% in 2011.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $2.2 million in interest expense, while the change in volume was responsible for a $1.4 million decrease in interest expense.  As a result, the 2011 net interest income increase is mostly attributed to decreases in rates on deposits and an increase in rates on loans.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2011.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	2011 vs. 2010
	Increase	(Decrease)	Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$(681)	$704	$23
Investment Securities	(395)	85	(310)
Other	(335)	303	(32)
Total Interest Income	(1,411)	1,092	(319)
INTEREST EXPENSE
Deposits
Demand	56	(81)	(25)
Savings	9	(22)	(13)
Negotiable Certificates of Deposit and Other Time Deposits	(1,104)	(2,009)	(3,113)
Securities sold under agreements to repurchase and other borrowings	(3)	(49)	(52)
Federal Home Loan Bank advances	(343)	(63)	(406)
Total Interest Expense	(1,385)	(2,224)	(3,609)
Net Interest Income	$(26)	$3,316	$3,290

Non-Interest Income

Non-interest income decreased $932 thousand for the nine months ended September 30, 2011 compared to the same period in 2010 to $6.5 million. The decrease was due primarily to a decrease of $777 thousand in gains recognized on sold securities, a decrease of $311 thousand in service charges and a decrease of $117 thousand in gains on sold loans.  The decrease in service charges is largely attributed to a decrease of $264 thousand in overdraft income.  Increases to non-interest income for the first nine months of 2011 compared to the first nine months of 2010 included an increase of $173 thousand in debit card interchange income, an increase in trust department income of $66 thousand and an increase of $55 thousand in other income.  The increase in other income is attributed to the $54 thousand gain on the sale of bank premises that was recorded in May 2011 when the Company sold the former Nicholasville branch building.  Non-interest income decreased $916 thousand for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The decrease was mostly the result of a decrease of $787 thousand in recognized gains on the sale of securities, a decrease of $91 thousand in gains on the sale of mortgage loans and a decrease in service charges of $79 thousand.  The decrease in service charges includes a decrease of $34 thousand in overdraft income for the three months ending September 30, 2011 compared to the same time period one year ago.  Increases to non-interest income for the three month period ending September 30, 2011 compared to the three months ending September 30, 2010 include an increase of $53 thousand in debit card interchange income and increase of $25 thousand in trust department income.

The gain on the sale of mortgage loans decreased from $650 thousand in the first nine months of 2010 to $533 thousand during the first nine months of 2011, a decrease of $117 thousand.  For the three months ending September 30, 2011 compared to the same time period in 2010, the gain on the sale of mortgage loans decreased $91 thousand.  The volume of loans originated to sell during the first nine months of 2011 decreased $6.2 million compared to the same time period in 2010.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income was $70 thousand for the nine months ending September 30, 2011 compared to $65 thousand for the nine months ending September 30, 2010, an increase of $5 thousand.  For the three month period ending September 30, 2011, loan service fee income was a loss of $16 thousand compared to a loss of $5 thousand for the same time period one year ago.  During the first nine months of 2011, the carrying value of the mortgage servicing right was written up a net amount of $8 thousand.  Of this, a positive adjustment of $20 thousand was recorded in the first quarter of 2011, a positive adjustment of $21 thousand was recorded in the second quarter of 2011 and a write-down of $33 thousand was recorded during the third quarter of 2011.  For the nine months ending September 30, 2010, the carrying value of the mortgage servicing right had a negative valuation adjustment in the amount of $2 thousand with a $24 thousand negative adjustment recorded during the third quarter of 2010.

Non-Interest Expense

Total non-interest expenses increased $1.3 million for the nine month period ended September 30, 2011 compared to the same period in 2010.  For the three month period ended September 30, 2011 compared to the three months ending September 30, 2010, total non-interest expense increased $284 thousand.

For the comparable nine month periods, salaries and benefits increased $1.3 million, an increase of 17.7%.  The increase is attributed largely to additional employees being hired throughout 2010 and 2011.  The number of full time equivalent employees at September 30, 2011 was 193 compared to 187 one year ago and 184 at December 31, 2010.  In addition, $180 thousand was expensed during the first nine months of 2011 to accrue for unused vacation time that employees can carry over into future periods and unused major illness time that certain employees may be eligible to receive upon retirement.  This accrual accounts for an increase of $100 thousand in employee benefits because the Company did not begin accruing for this liability until June 2010.  In addition, during the first nine months of 2011, $900 thousand has been accrued for incentives compared to $450 thousand for the first nine months of 2010, an increase of $450 thousand.  Salaries and employee benefits increased $407 thousand for the three month period ending September 30, 2011 compared to the same time period in 2010.

Occupancy expenses increased $190 thousand to $2.3 million for the first nine months of 2011 compared to the same time period in 2010.  Occupancy expenses increased $40 thousand for the three month period ended September 30, 2011 compared to the same time period in 2010.  The increase in year to date occupancy expense during 2011 is mostly the result of an increase in computer maintenance of $121 thousand.

Legal and professional fees increased $15 thousand for the first nine months ended September 30, 2011 compared to the same time period in 2010.  Legal and professional fees decreased $2 thousand for the three month period ending September 30, 2011 compared to the same time period in 2010.  The increase in year to date legal and professional fees is largely attributable to additional collection efforts for problem loans.  Repossession expenses decreased $291 thousand for the first nine months ending September 30, 2011 compared to the same time period in 2010 and increased $44 thousand for the three months period ending September 30, 2011 compared to the same period one year ago.  Repossession expenses are reported net of income earned on the repossessed properties.  Repossession expenses were higher during the first nine months of 2010 when compared to the same time period in 2011 due to $697 thousand being expensed for the write-downs of other real estate owned properties in 2010 and $156 being expensed in 2011.  In addition, the rents earned on other real estate properties, including new property added, increased $201 thousand to $411 thousand for the nine months ending September 30, 2011 compared to the same period last year as rental income was being generated for the full nine months in 2011.  FDIC insurance expense decreased $247 thousand for the nine months ending September 30, 2011 and $204 thousand for the three months ending September 30, 2011, compared to the same time period in 2010.  The decrease is mostly attributed to a change in the calculation the FDIC uses to assess insurance premiums.

Income Taxes

The effective tax rate for the nine months ended September 30, 2011 was 14.9% compared to 11.2% in 2010.  The effective tax rate for the three months ended  September 30, 2011 was 16.0% compared to 12.9% for the three months ended  September 30, 2010  These rates are less than the statutory rate as a result of the tax-free securities and loans and tax credits generated by certain investments held by the Company.  The rates for 2011 are higher due to the higher level of income for 2011.  Tax-exempt interest income decreased $277 thousand for the first nine months of 2011 compared to the first nine months of 2010.

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the nine months ended September 30, 2011, the Company averaged $77.7 million in tax free securities and $15.3 million in tax free loans.  As of September 30, 2011, the weighted average remaining maturity for the tax free securities is 146 months, while the weighted average remaining maturity for the tax free loans is 163 months.

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

Cash and cash equivalents were $14.8 million as of September 30, 2011 compared to $17.6 million at December 31, 2010.  The decrease in cash and cash equivalents is mainly attributable to a decrease in federal funds sold of $5.0 million resulting primarily from a decrease in short term deposits.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $158.1 million at September 30, 2011 compared to $176.9 million at December 31, 2010.  The available for sale securities are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first nine months of 2011, deposits have decreased $29.3 million, mostly due to an expected decline in public fund deposit balances.  The Company’s investment portfolio has decreased $18.8 million and the Company’s loan portfolio has decreased $3.6 million.  In addition, the Company has paid down FHLB advances by $12.4 million during the first nine months of 2011.  Federal Funds purchased have increased $9.5 million from $0 at December 31, 2010 to $9.5 million at September 30, 2011.

The Company has a promissory note payable that matures July 30, 2012, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the bank.  The 2011 loan agreement contains certain covenants and performance terms.  The Bank was in compliance with its debt covenants at September 30, 2011.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used.  We rely on FHLB advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of September 30, 2011, we have sufficient collateral to borrow an additional $60 million from the Federal Home Loan Bank.  In addition, as of September 30, 2011, $15 million is available in overnight borrowing through various correspondent banks and the Company has access to $214 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of September 30, 2011 and December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2011
Consolidated

Total Capital (to Risk-Weighted Assets)	$63,594	14.1%	$36,163	8%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	57,926	12.8	18,082	4	N/A	N/A
Tier I Capital (to Average Assets)	57,926	9.2	25,302	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$64,867	14.4%	$36,151	8%	$45,189	10%
Tier I Capital (to Risk-Weighted Assets)	59,201	13.1	18,075	4	27,113	6
Tier I Capital (to Average Assets)	59,201	9.4	25,293	4	31,616	5

December 31, 2010
Consolidated
Total Capital (to Risk-Weighted Assets)	$60,500	13.1%	$36,823	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	55,489	12.1	18,412	4	N/A	N/A
Tier I Capital (to Average Assets)	55,489	8.5	26,218	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$62,143	13.5%	$36,810	8%	$46,013	10%
Tier I Capital (to Risk-Weighted Assets)	57,131	12.4	18,405	4	27,608	6
Tier I Capital (to Average Assets)	57,131	8.7	26,208	4	32,760	5

Non-Performing Assets

As of September 30, 2011, our non-performing assets totaled $18.3 million or 2.89% of assets compared to $21.6 million or 3.28% of assets at December 31, 2010 (See table below.)  The Company experienced a decrease of $6.4 million in non-accrual loans from December 31, 2010 to September 30, 2011, primarily due to $5.3 million moving to other real estate.  As of September 30, 2011, non-accrual loans include $1.2 million in loans secured by real estate construction, $726 thousand in loans secured by farmland, $3.0 million in loans secured by 1-4 family residential properties and $1.1 million in loans secured by non-farm & non-residential real estate.  Real estate loans composed 99.6% of the non-performing loans as of September 30, 2011 and 99.3% as of December 31, 2010.  Forgone interest income on non-accrual loans totaled $558 thousand for the first nine months of 2011 compared to forgone interest of $436 thousand for the same time period in 2010.  Accruing loans that are contractually 90 days or more past due as of September 30, 2011 totaled $859 thousand compared to $706 thousand at December 31, 2010, an increase of $153 thousand.  The total nonperforming loans decreased $5.2 million from December 31, 2010 to September 30, 2011, resulting in a decrease in the ratio of nonperforming loans to loans of 123 basis points to 1.97%.  In addition, the amount the Company has booked as “Other Real Estate” has increased $1.8 million from December 31, 2010 to September 30, 2011.  As of September 30, 2011, the amount recorded as “Other Real Estate” totaled $10.3 million compared to $8.4 million at December 31, 2010.  The overall increase is largely attributed to two loan customers.  One of those loan customers specialized in commercial & land development properties had an outstanding note totaling $1.6 million that was on non-accrual at December 31, 2010.  In March 2011, $1.1 million of the outstanding loan balance was repossessed and recorded into Other Real Estate Owned leaving the remaining balance to be charged off in April.  The loan balance which was charged off in April 2011 was fully reserved for at March 31, 2011.  The other loan customer specialized in real estate construction and had an outstanding loan balance of $1.2 million classified as nonaccrual at December 31, 2010.  In May 2011, the property used as collateral for the loan was repossessed for the full amount of the outstanding loan balance of $1.2 million and is currently held as Other Real Estate Owned.  The allowance as a percentage of non-performing and restructured loans and Other Real Estate Owned increased from 23% at December 31, 2010 to 31% at September 30, 2011.

Nonperforming Assets

	9/30/11	12/31/10
	(in thousands)

Non-accrual Loans	$6,075	$12,479
Accruing Loans which are Contractually past due 90 days or more	859	706
Troubled Debt Restructurings	1,110	—
Total Nonperforming Loans	8,044	13,185
Other Real Estate	10,268	8,424
Total Nonperforming Loans and Other Real Estate	$18,312	$21,609
Nonperforming Loans as a Percentage of Loans	1.97%	3.20%
Nonperforming Loans and Other Real Estate as a Percentage of Total Assets	2.89%	3.28%
Allowance as a Percentage of Period-end Loans	1.39%	1.20%
Allowance as a Percentage of Non-performing Loans and Other Real Estate	31%	23%

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

Provision for Loan Losses

The loan loss provision for the first nine months was $1.90 million for 2011 and $1.95 million for 2010.  Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions.  The average loss rates are reviewed for trends in the analysis, as well as comparisons to peer group loss rates.  Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type.  Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types.  As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

In the first quarter of 2011, a problem loan of $4.8 million was identified, and contributions were made to the allowance for loan losses during the first quarter of 2011.  Due to additional data obtained in the second quarter of 2011, this loan now has an allocated allowance for loan loss of $420 thousand.  During the second quarter of 2011, two loans were charged off with losses of $377 thousand.  Based on additional information obtained (i.e., signed sales contract, a decrease in occupancy levels during the first quarter of 2011, etc.) these losses were $288 thousand greater than calculated at December 31, 2010.

Nonperforming loans have decreased $5.1 million since December 31, 2010 to $8.0 million as of September 30, 2011.  Other real estate increased $1.9 million over this same time period as some nonperforming loans moved to other real estate.

The September 30, 2011 unallocated allowance of $124 thousand is comparable to the December 31, 2010 balance of $200 thousand.  This reduction relates similar to the reduction in nonperforming loans mentioned previously.

Net charge-offs for the nine month period ended September 30, 2011 were $1.2 million compared to net charge-offs of $2.2 million for the same period in 2010.  Based on our internal loan review as of December 31, 2009, an addition of $1.8 million was made to the allowance for loan losses in the fourth quarter of 2009.  Many of the charged-off loans recorded in the first half of 2010 were directly related to the additional provision in the fourth quarter of 2009.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Nine Months Ended September 30
	(in thousands)
	2011	2010

Balance at Beginning of Period	$4,925	$7,600
Amounts Charged-off:
Commercial	36	19
Real Estate Construction	143	547
1-4 family residential	442	500
Multi-family residential	178	—
Non-farm & non-residential	333	1,467
Agricultural	—	74
Consumer and other	701	814
Total Charged-off Loans	1,833	3,421
Recoveries on Amounts
Previously Charged-off:
Commercial	74	43
Real Estate Construction	—	—
1-4 family residential	11	30
Multi-family residential	144	—
Non-farm & non-residential	14	706
Agricultural	14	17
Consumer and other	415	447
Total Recoveries	672	1,243
Net Charge-offs	1,161	2,178
Provision for Loan Losses	1,900	1,950
Balance at End of Period	5,664	7,372
Loans
Average	408,922	420,621
At September 30	408,202	415,417
As a Percentage of Average Loans:
Net Charge-offs for the period	0.28%	0.52%
Provision for Loan Losses for the period	0.46%	0.46%
Allowance as a Multiple of Net Charge-offs (annualized)	3.7	2.5

Loan Losses

	Three Months Ended September 30
	(in thousands)
	2011	2010
Balance at Beginning of Period	$5,642	$6,461
Amounts Charged-off:
Commercial	2	—
Real estate construction	19	—
1-4 family residential	231	160
Multi-family residential	84	—
Non-farm & non-residential	4	15
Real estate mortgage	—	—
Agricultural	—	—
Consumer and other	221	342
Total Charged-off Loans	561	517
Recoveries on Amounts
Previously Charged-off:
Commercial	—	—
Real estate construction	—	—
1-4 family residential	6	8
Multi-family residential	—	—
Non-farm & non-residential	—	563
Real estate mortgage	—	—
Agricultural	2	—
Consumer and other	125	157
Total Recoveries	133	728
Net Charge-offs	428	(211)
Provision for Loan Losses	$450	$700
Balance at End of Period	$5,664	$7,372
Loans
Average	$409,178	$417,701
At September 30	408,202	415,417
As a Percentage of Average Loans:
Net Charge-offs for the period	0.10%	(0.05)%
Provision for Loan Losses for the period	0.11%	0.17%
Allowance as a Multiple of Net Charge-offs (annualized)	3.3	(8.7)

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

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of September 30, 2011, the projected percentage changes are within the Board approved limits.  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  This period’s volatility is lower in each rising rate shock simulation than and higher in each falling rate shock environment when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of September 30, 2011 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (10/11 - 9/12)
Net interest income	$24,485	$25,213	$25,796	$25,708	$25,740
Net interest income dollar change	(1,311)	(583)	N/A	(88)	(56)
Net interest income percentage change	-5.1%	-2.3%	N/A	-0.3%	-0.2%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of September 30, 2010 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (10/10 - 9/11)
Net interest income	$22,784	$23,550	$23,853	$23,967	$24,268
Net interest income dollar change	(1,069)	(303)	N/A	114	415
Net interest income percentage change	-4.5%	-1.3%	N/A	0.5%	1.7%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from September 30, 2011, year one reflected a decline in net interest income of 2.3% with a 100 basis point decline compared to the 1.3% decline in 2010.  The 100 basis point increase in rates reflected a 0.3% decrease in net interest income in 2011 compared to an increase of 0.5% in 2010.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the September 30, 2011 balance sheet, a 100 basis point increase in rates results in a 5.7% decrease in EVE.  A 100 basis point decrease in rates results in a 4.8% decrease in EVE.  These are within the Board approved limits.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

7/1/11 – 7/31/11	—	$—	—	118,961 shares

8/1/11 – 8/31/11	13,474	16.52	13,474	105,487 shares

9/1/11 – 9/30/11	300	18.27	300	105,187 shares

Total	13,774		13,774	105,187 shares

On October 25, 2000, we announced that our Board of Directors approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through September 30, 2011, 294,813 shares have been purchased.

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

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and (v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	11/14/11	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	11/14/11	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer