Form 10-K
period 2011-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2012-03-29
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2011 was approximately $36.4 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 20, 2012:  2,721,425.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2012 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

The Company had total assets of $659.5 million, total deposits of $542.9 million and stockholders’ equity of $69.0 million as of December 31, 2011.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky  40361, and the telephone number at that address is (859) 987-1795.

Business Strategy

The Company’s current business strategy is to operate a well-capitalized, profitable and independent community bank with a significant presence in Central and Eastern Kentucky.  Management believes the optimum way to grow the Company is by attracting new loan and deposit customers within its existing markets through its product offerings and premier customer service.  Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives.

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 85% of which are secured by real estate at December 31, 2011.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

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

Market Served.  We primarily conduct our business in the Commonwealth of Kentucky.  Our primary market areas consist of Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties in Kentucky.  Per capita personal income for Kentucky has increased from $32,297 in 2009 to $32,376 in 2010, according to the Bureau of Economic Analysis.  The Bureau of Labor Statistics reports that the unemployment rate in Kentucky is 9.0% for December of 2011, compared to 10.0% for December of 2010.  The unemployment rate recently peaked at 11.1% in the 3rd quarter of 2009.

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

In February 2009, the FDIC adopted a long-term DIF restoration plan as well as an additional emergency assessment for 2009.  The restoration plan increased base assessment rates for banks in all risk categories in order to raise the DIF reserve ratio from its then current 0.40% to 1.15% within a certain number of years.  Beginning April 1, 2009, the FDIC established an initial base assessment rate for each bank ranging from 12 to 45 basis points, depending upon a particular bank’s risk category.  Banks in the best risk category, which include the Company’s subsidiary bank, were assessed initial base rates ranging from 12 to 16 basis points of assessable deposits.  The FDIC then adjusted the initial base rate assessment higher or lower to obtain the total base assessment rate based upon a bank’s level of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges between 7 and 77.5 basis points and is applied to a bank’s assessable deposits when computing the FDIC insurance assessment amount.

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

Financing Corporation (“FICO”) Assessments.  FICO assessment costs were $47 thousand in 2011, $58 thousand in 2010 and $53 thousand for 2009.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2017 through 2019.

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

•                  codification and expansion of the “source of strength” doctrine as a statutory requirement.  The source of strength doctrine represents the long held policy view by the Federal Reserve that a bank holding company should serve as a source of financial strength for its subsidiary banks;

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

Employees

At December 31, 2011, the number of full time equivalent employees of the Company was 194.

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

Item 1A.                Risk Factors

There are factors, many beyond our control, which may significantly affect the Company’s financial position and results of operations.  Some of these factors are described below in the sections titled financial risk, business risk and operational risk.  These risks are not totally independent of each other; some factors affect more than one type of risk.  These include regulatory, economic, and competitive environments.  As part of the annual internal audit plan, our risk management department meets with management to assess these risks throughout the Company.  Many risks are further addressed in other sections of this Form 10-K document.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.

Industry Risk

Industry risk includes risks that affect the entire banking service industry.

Significant decline in general economic conditions will negatively affect the financial results of our banking operations.  Our success depends on general economic conditions both locally, nationally, and to a lesser extent, internationally.  Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008 and such weakened conditions continued through 2011.  While economic conditions have improved in some areas, business activity remains low, particularly in real estate.  Further, the March 2011 earthquake in Japan and resulting devastation has affected and may continue to affect the ability of our customers, who work for or contract with the Toyota car manufacturing facility located in Georgetown, Kentucky, to repay mortgage or commercial business loans.  Many businesses are still in serious difficulty due to reduced consumer spending and continued liquidity challenges in the market.  The housing market is still depressed as reflected by a high level of foreclosures and continued unemployment.  These factors have affected the performance of mortgage loans and resulted in financial institutions, including government-sponsored entities, in making significant write-downs of asset values of mortgage-backed securities, credit default swaps and other derivative and cash securities.  Some financial institutions have failed.  Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity.  Consumer confidence regarding the economy is low and the financial markets reflect this lack of confidence.  Most of our customers are in the Central Kentucky area, and have been directly affected by this recession.  Local economic conditions have affected the demand of customers for loans, the ability of some borrowers to repay these loans and the value of the collateral securing these loans.  Loan growth is critical to our profitability.  We do not expect significant improvement in the economy in the near future, and future declines in the economy will likely make the credit market crisis worse.

The exercise of regulatory power may have negative impact on our results of operations and financial condition.  We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal or state legislation could have a substantial impact on our operations.  Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which have a material adverse effect on the financial condition and results of operations.  For example, in response to the economic downturn and financial crisis, the U.S. government has enacted legislation by passing the Emergency Economic Stabilization Act of 2008 (“EESA”) followed by the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), and Dodd-Frank in 2010.  These Acts have enabled, and will enable the U.S. Treasury, the FDIC and the Federal Reserve Board to develop programs, such as the Capital Purchase Program, the Financial Stability Plan and the foreclosure prevention program, to improve funding to consumers, increase interbank lending and reduce home foreclosures.  The U.S. government continues to closely evaluate the economy, the effect of its legislation and resulting programs and initiatives on the economy.  We expect that the U.S. government will continue to refine these programs and develop new programs.  We do not know whether these Acts and programs will positively affect the economy, help stabilize the financial markets and increase the availability of credit.  Our business, financial condition, results of operations, liquidity and access to capital and credit will likely be negatively affected if the economy worsens or the financial markets do not stabilize.

Higher FDIC Deposit Insurance Premiums and Assessments Could Adversely Affect Our Financial Condition.  FDIC insurance premiums increased substantially in 2009 and 2010 but decreased in 2011. The Company may have to pay significantly higher FDIC premiums in the future.  Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  Under the Federal Deposit Insurance Act, as amended by Dodd-Frank, the FDIC must establish and implement a plan to restore the Deposit Insurance Fund’s designated reserve ratio to 1.35% of insured deposits by 2020.  The FDIC must continue to assess and consider the appropriate level of the designated reserve ratio annually by considering each of the following:  risk of loss to the insurance fund; economic conditions affecting the banking industry; the prevention of sharp swings in the assessment rates; and any other factors the FDIC deems important. In December 2010 the FDIC announced that it had established the long-term reserve ratio at 2.0%.

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

The effect of changes to banking capital standards could negatively impact the Company’s regulatory capital and liquidity.  In December 2010 and revised in June 2011, the Basel Committee on Banking Supervision issued final rules related to global regulatory standards on bank capital adequacy and liquidity.  The new rules present details of the Basel III framework, which includes increased capital requirements and limits the types of instruments that can be included in Tier 1 capital.  Basel III implementation in the U.S. will require that regulations and guidelines be issued by U.S. banking regulators, which may significantly differ from the recommendations published by the Basel Committee.

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

Fluctuations in interest rates may negatively impact our banking business.  Interest rate risk focuses on the impact to earnings and capital arising from movements in interest rates.  Interest rate risk focuses on the value implications for accrual portfolios (e.g., available-for-sale portfolios) and includes the potential impact to the Company’s accrual earnings as well as the economic perspective of the market value of portfolio equity.  The interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk.  Repricing risk represents the risk associated with the differences in timing of cash flows and rate changes with our products.  Basis risk represents the risk associated with changing rate relationships among varying yield curves.  Yield curve risk is associated with changing rate relationships over the maturity structure.  Options risk is associated with interest-related options, which are embedded in our products.

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

Technology Risk

Systems failure, interruption or breach of security may have a negative impact on our business.  Communications and information systems are essential to the conduct of Kentucky Bank’s business, as such systems are used to manage customer relationships, deposits, loans, general ledger accounts, financial reporting and regulatory compliance.  While Kentucky Bank has established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do.  In addition, any compromise of Kentucky Bank’s information security systems could deter customers from using Kentucky Bank’s web site and its internet banking service, both of which involve the transmission of confidential information.  Although Kentucky Bank relies on commonly used security and processing systems to provide the security and authentication necessary to ensure the secure transmission and processing of data, these precautions may not protect our systems from all compromises or breaches of security.

The business continuity of third-party providers may have a negative impact on our technology operations.  Kentucky Bank outsources certain of its data processing to third-party providers.  If third-party providers encounter difficulties, or if the Bank has difficulty communicating with them, Kentucky Bank’s ability to adequately process and account for customer transactions could be affected, and its business operations could be adversely impacted.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We and our subsidiary bank have addressed technology risks through the use of logon and user access controls, transaction limits, firewalls, antivirus software, intrusion protection monitoring and third party vulnerability scans.  Systems failure or interruption has been addressed by adopting a disaster recovery and contingency plan.  In addition, for all third-party providers of data processing services, we obtain and review audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters is located at 339 Main Street, Paris, KY 40361, which it owns.  The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361.  In addition, Kentucky Bank serves customer needs at 12 other locations.  All locations offer a full range of banking services.  Kentucky Bank owns all of the properties at which it conducts its business.  The Company owns approximately 119,000 square feet of office space.

Note 6 to the Company’s audited and consolidated financial statements included in Item 8 (“2011 Consolidated Financial Statements and Notes”) contains additional information relating to amounts invested in premises and equipment.

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

The following table sets forth the high and low closing sales prices of the Common Stock from the OTC Bulletin Board and the dividends declared thereon, for the periods indicated below:

		High	Low	Dividend

2011	Quarter 4	$19.01	$17.75	$0.22
	Quarter 3	19.25	16.00	0.22
	Quarter 2	17.00	15.83	0.22
	Quarter 1	17.50	16.50	0.22
2010	Quarter 4	$17.45	$16.25	$0.21
	Quarter 3	17.50	15.00	0.21
	Quarter 2	18.00	15.75	0.21
	Quarter 1	18.00	16.00	0.21

Note 16 to the Company’s 2011 Consolidated Financial Statements and Notes included Item 8 contains additional information relating to amounts available to be paid as dividends.

Holders

As of December 31, 2011 the Company had 2,716,805 shares of Common Stock outstanding and approximately 522 holders of record of its Common Stock.

Dividends

During 2011 and 2010, the Corporation declared quarterly cash dividends aggregating $0.88 and $0.84 per share, respectively.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

The table below lists issuer purchases of equity securities.

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

10/1/11 - 10/31/11	3,700	$18.79	3,700	101,487 shares

11/1/10 - 11/30/11	1,000	18.86	1,000	100,487 shares

12/1/10 - 12/31/11	1,000	19.11	1,000	99,487 shares

Total	5,700		5,700	99,487 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program.  The Company is authorized to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the purchase of an additional 100,000 shares.  On May 17, 2011, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through December 31, 2011, 300,513 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on March 22, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensations plans under which equity securities of the company are authorized for issuance.

			No. of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column 1)

Plans Approved By Stockholders:

1993 Nonemployee Directors Stock Ownership Incentive Plan	5,850	30.21	—

1999 Employee Stock Option Plan	24,810	29.55	—

2005 Restricted Stock Grant Plan	—	—	23,895

2009 Stock Award Plan	—	—	150,000

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

The following graph compares the change in the cumulative total stockholder return on our common stock with the cumulative total return of the SIC Code 6022 State Commercial Banks less than $100 million, listed NASDAQ banks and the Russell Microcap Index from 2006 through 2011.  This comparison assumes $100 invested on December 31, 2006 in (a) our common stock, (b) SIC Code 6022 State Commercial Banks <$100 million, (c) NASDAQ Bank and (d) the Russell Microcap Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kentucky Bancshares Inc, the Russell MicroCap Index, the NASDAQ Bank Index,

and SIC Code 6022 State Commercial Banks <$100mil

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.  Selected Financial Data (in thousands except per share data)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.

	At or For the Year Ended December 31
	2011	2010	2009	2008	2007
CONDENSED STATEMENT OF INCOME:
Total Interest Income	$29,889	$30,276	$31,929	$35,129	$39,219
Total Interest Expense	5,565	10,067	12,509	15,359	19,034
Net Interest Income	24,324	20,209	19,420	19,770	20,185
Provision for Losses	2,450	3,250	3,450	3,700	1,000
Net Interest Income After Provision for Losses	21,874	16,959	15,970	16,070	19,185
Noninterest Income	9,347	10,566	10,214	8,354	7,936
Noninterest Expense	24,615	22,021	21,152	20,027	18,131
Income Before Income Tax Expense	6,606	5,504	5,032	4,397	8,990
Income Tax Expense	919	565	184	684	2,404
Net Income	5,687	4,939	4,848	3,713	6,586

SHARE DATA:
Basic Earnings per Share (EPS)	$2.09	$1.81	$1.77	$1.34	$2.31
Diluted EPS	2.09	1.81	1.77	1.33	2.30
Cash Dividends Declared	0.88	0.84	0.80	1.12	1.08
Book Value	25.38	22.29	22.25	20.77	20.65
Average Common Shares-Basic	2,719	2,732	2,737	2,778	2,852
Average Common Shares-Diluted	2,720	2,732	2,737	2,782	2,862

SELECTED BALANCE SHEET DATA:
Loans, net	$406,025	$406,905	$417,818	$418,812	$412,509
Investment Securities	180,419	176,867	168,411	172,834	147,750
Total Assets	659,453	658,943	675,231	678,775	630,939
Deposits	542,924	537,401	536,446	520,808	486,005
Securities sold under agreements to repurchase and other borrowings	4,524	7,179	8,226	10,717	6,735
Federal Home Loan Bank advances	30,326	43,206	56,096	77,301	63,993
Stockholders’ Equity	68,953	61,043	60,966	57,041	58,844

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	0.87%	0.71%	0.72%	0.58%	1.04%
Return on Stockholders’ Equity	8.74%	7.84%	8.10%	6.45%	11.59%
Net Interest Margin (1)	4.35%	3.43%	3.36%	3.49%	3.56%
Equity to Assets (annual average)	9.97%	9.07%	8.92%	8.96%	8.97%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	42.24%	46.62%	45.28%	84.05%	46.89%
Number of Employees (at period end)	194	184	182	214	204

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.42%	1.20%	1.79%	1.29%	1.17%
Net Charge-offs as a Percentage of Average Loans	0.38%	1.42%	0.31%	0.75%	0.26%

(1)          Tax equivalent

Item 7.  Management’s Discussion and Analysis

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, Kentucky Bank, at December 31, 2011, 2010 and 2009, and the consolidated results of operations for each of the years in the three year period ended December 31, 2011.  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2011 Consolidated Financial Statements and Notes included in Item 8.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2011 data.

Critical Accounting Policies

Overview.  The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  Significant accounting policies are listed in Note 1 of the Company’s 2011 Consolidated Financial Statements and Notes included in Item 8.  Critical accounting and reporting policies include accounting for loans and the allowance for loan losses, goodwill and fair value.  Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

Loan Values and Allowance for Loan Losses.  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status.  Interest income received on such loans is accounted for on the cash basis or cost recovery method.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  The loan portfolio also represents the largest asset group on the consolidated balance sheets.  Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Loan Losses” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2011 Consolidated Financial Statements and Notes.

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

Fair Values.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the description of each asset and liability category in Note 17 of the Company’s 2011 Consolidated Financial Statements and Notes.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

Overview

We conduct our business through our one bank subsidiary, Kentucky Bank.  Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 85% of which are secured by real estate at December 31, 2011.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgages, installment and other loans to its individual and other non-commercial customers.  Kentucky Bank’s primary market is Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties in Kentucky.

Net income for the year ended December 31, 2011 was $5.7 million, or $2.09 per common share compared to $4.9 million, or $1.81 for 2010 and $4.8 million, or $1.77 for 2009.  Earnings per share assuming dilution were $2.09, $1.81 and $1.77 for 2011, 2010 and 2009, respectively.  For 2011, net income increased $747 thousand, or 15.1%.  Net interest income increased $4.1 million, the loan loss provision decreased $800 thousand, total other income decreased $1.2 million, while total other expenses increased $2.6 million and income tax expense increased $354 thousand.

For 2010, net income increased $92 thousand, or 1.9%.  Net interest income increased $789 thousand, the loan loss provision decreased $200 thousand, total other income increased $352 thousand, while total other expenses increased $869 thousand.

Return on average equity was 8.7% in 2011 compared to 7.8% in 2010 and 8.1% in 2009.  Return on average assets was 0.87% in 2011 compared to 0.71% in 2010 and 0.72% in 2009.

Non-performing loans as a percentage of loans (including held for sale) were 1.83%, 3.20% and 3.42% as of December 31, 2011, 2010 and 2009, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis increased from $20.7 million in 2009 to $21.8 million in 2010, and to $25.9 million in 2011.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both decreased from 2010 to 2011.  Average earning assets decreased $41 million, or 6.5%.  Average investment securities decreased $14.1 million primarily due to fewer deposits.  Average loans decreased $10.4 million as a result of the economy and slower demand during 2011.  Average interest bearing liabilities decreased $63.0 million, or 12.1% during this same period.  This change was primarily from the decrease in time deposits and borrowings, offset slightly by an increase in “NOW” and money market accounts.  The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances.

After peaking in 2006, bank prime rates began to decrease.  Bank prime rates decreased 100 basis points in 2007, and another 400 basis points in 2008, and have remain unchanged since then.  The tax equivalent yield on earning assets increased from 5.01% in 2010 to 5.29% in 2011.

The volume rate analysis for 2011 that follows indicates that $1.1 million of the decrease in interest income is attributable to the decrease in volume, while the change in rates contributed to an increase of $700 thousand in interest income.  Further, decreases in rates caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 1.94% in 2010 to 1.22% in 2011.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $2.7 million to interest expense.  Of this, $2.4 million was attributed to the decrease in the cost of time deposits.  In addition, the change in volume was responsible for a $1.8 million decrease in interest expense, of which, $1.3 million is attributed to the decrease in time deposit balances.  As a result, the increase in the Company’s 2011 net interest income is attributed mostly to decreases in rates and balances in time deposits.

The volume rate analysis for 2010 that follows indicates that $1.7 million of the decrease in interest income is attributable to the decrease in rates, while the change in volume contributed to an increase of $9 thousand in interest income.  The rate decrease also caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 2.46% in 2009 to 1.94% in 2010.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $2.1 million to interest expense, while the change in volume was responsible for a $322 thousand decrease in interest expense.  As a result, the 2010 net interest income increase is attributed to decreases in rates and a decrease in average borrowings.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2011 vs. 2010 and 2010 vs. 2009.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	(in thousands)
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)	Due to	Change in	Increase (Decrease)	Due to	Change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$(603)	$713	$110	$(128)	$(889)	$(1,017)
Investment Securities	(469)	(5)	(474)	111	(765)	(654)
Federal Funds Sold and Securities Purchased under Agreements to Resell	(24)	(6)	(30)	24	(1)	23
Deposits with Banks	10	(2)	8	2	(7)	(5)
Total Interest Income	(1,086)	700	(386)	9	(1,662)	(1,653)
INTEREST EXPENSE
Deposits Demand	56	(184)	(128)	108	201	309
Savings	7	(23)	(16)	(25)	(206)	(231)
Negotiable Certificates of Deposit and Other Time Deposits	(1,345)	(2,445)	(3,790)	364	(1,818)	(1,454)
Securities sold under agreements to repurchase and other borrowings	(12)	(50)	(62)	(184)	(35)	(219)
Federal Home Loan Bank advances	(470)	(35)	(505)	(595)	(252)	(847)
Total Interest Expense	(1,764)	(2,737)	(4,501)	(332)	(2,110)	(2,442)
Net Interest Income	$678	$3,437	$4,115	$341	$448	$789

Average Consolidated Balance Sheets and Net Interest Analysis ($ in thousands)

	2011			2010			2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	$86,706	$2,254	2.60%	$99,178	$2,605	2.63%	$107,658	$3,641	3.38%
State and Municipal obligations	82,137	3,279	3.99%	83,833	3,393	4.05%	72,307	2,994	4.14%
Other Securities	7,000	296	4.23%	6,978	305	4.37%	6,692	322	4.61%
Total Securities Available for Sale	175,843	5,829	3.31%	189,989	6,303	3.32%	186,947	6,957	3.72%
Total Investment Securities	175,843	5,829	3.31%	189,989	6,303	3.32%	186,947	6,957	3.72%
Tax Equivalent Adjustment		1,596	0.91%		1,626	0.86%		1,307	0.70%
Tax Equivalent Total		7,425	4.22%		7,929	4.17%		8,264	4.42%
Federal Funds Sold and Agreements to Repurchase	4,783	5	0.10%	27,049	35	0.13%	8,678	12	0.14%
Interest-Bearing Deposits with Banks	6,753	11	0.16%	1,056	4	0.38%	882	9	1.02%
Loans, Net of Deferred Loan Fees (2)
Commercial	46,852	2,567	5.48%	45,817	2,584	5.64%	47,395	2,696	5.69%
Real Estate Mortgage	342,979	20,007	5.83%	357,382	20,088	5.62%	360,752	21,220	5.88%
Installment	18,304	1,470	8.03%	15,332	1,262	8.23%	12,563	1,035	8.24%
Total Loans	408,135	24,044	5.89%	418,531	23,934	5.72%	420,710	24,951	5.93%
Total Interest-Earning Assets	595,514	31,485	5.29%	636,625	31,902	5.01%	617,217	33,236	5.38%
Allowance for Loan Losses	(5,483)			(6,742)			(6,064)
Cash and Due From Banks	10,479			12,891			12,585
Premises and Equipment	16,992			17,699			17,754
Other Assets	35,198			34,279			29,374
Total Assets	$652,700			$694,752			$670,866

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	$147,484	$645	0.44%	$136,870	$773	0.56%	$113,576	$464	0.41%
Savings	39,456	75	0.19%	36,544	91	0.25%	39,888	322	0.81%
Certificates of Deposit and Other Deposits	218,199	3,204	1.47%	281,493	6,994	2.48%	269,435	8,448	3.14%
Total Interest-Bearing Deposits	405,139	3,924	0.97%	454,907	7,858	1.73%	422,899	9,234	2.18%
Securities sold under agreements to repurchase and other borrowings	13,950	314	2.25%	14,401	377	2.62%	21,354	596	2.79%
Federal Home Loan Bank advances	36,052	1,327	3.68%	48,803	1,832	3.75%	64,142	2,679	4.18%
Total Interest-Bearing Liabilities	455,141	5,565	1.22%	518,111	10,067	1.94%	508,395	12,509	2.46%
Noninterest-Bearing Earning Demand Deposits	128,643			108,426			96,171
Other Liabilities	3,830			5,192			6,438
Total Liabilities	587,614			631,729			611,004
STOCKHOLDERS’ EQUITY	65,086			63,023			59,862
Total Liabilities and Stockholders’ Equity	$652,700			$694,752			$670,866
Average Equity to Average Total Assets	9.97%			9.07%			8.92%
Net Interest Income		24,324			20,209			19,420
Net Interest Income (tax equivalent) (3)		25,920			21,835			20,727
Net Interest Spread (tax equivalent) (3)			4.07%			3.07%			2.92%
Net Interest Margin (tax equivalent) (3)			4.35%			3.43%			3.36%

(1)                  Averages computed at amortized cost.

(2)                  Includes loans on a nonaccrual status and loans held for sale.

(3)                  Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $9.3 million in 2011 compared to $10.6 million in 2010 and $10.2 million in 2009.  In 2011, decreases in securities gains, service charges, net loan servicing fee income and gains on sold mortgage loans account for the majority of the decrease.  In 2010, increases in securities gains account for the majority of the increase.

Securities gains were $1.2 million in 2011, $2.1 million in 2010 and $1.6 million in 2009.  These gains are primarily attributed to selling securities which had gains in market value due to declining interest rates and the related inverse relationship of interest rates and market values.  Some securities gains were taken in 2011, 2010 and 2009 and used to offset additions to the loan loss reserve and costs related to the pension plan termination in 2009 and 2008.

Gains on loans sold were $982 thousand, $1.1 million and $1.2 million in 2011, 2010 and 2009, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.  During 2011, the loan servicing fee income, net of amortization expense for the mortgage servicing right asset, decreased $185 thousand, compared to a decrease of $41 thousand in 2010.  Net write-downs of the mortgage servicing right asset in 2011 totaled $148 thousand compared to a net recovery of $36 thousand in the valuation allowance in 2010.  Proceeds from the sale of loans were $33 million, $38 million and $53 million in 2011, 2010 and 2009, respectively.  The volume of loan originations is inverse to rate changes with historic low rates spurring activity.  The volume of loan originations during 2011 was $32 million, $37 million in 2010, and $52 million in 2009.

Other noninterest income, excluding security net gains and gains on the sale of mortgage loans, was $7.2 million in 2011, $7.4 million in 2010 and $7.4 million in 2009.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $3.7 million in 2011, $3.9 million in 2010 and $4.2 million in 2009.  The decreases in 2011 and 2010 are primarily attributable to the slower economy.  Debit card interchange income was the second largest contributor to noninterest income, excluding security net gains and gains on the sale of mortgage loans.  Debit card interchange income was $1.7 million in 2011, $1.5 million in 2010 and $1.3 million in 2009.  Other income was $190 thousand in 2011, $148 thousand in 2010 and $79 thousand in 2009.  The increase in other income during 2011 was attributed to the bank recording a gain of $55 thousand for the sale of a former branch building.

Noninterest expense increased $2.6 million in 2011 to $24.6 million, and increased $869 thousand in 2010 to $22.0 million from $21.2 million in 2009.  The increase in salaries and benefits from $10.2 million in 2010 to $12.0 million in 2011 are attributable to normal salary and benefit increases, an increase of 10 employees in the number of full time equivalent employees and an increase of $611 thousand in incentive compensation.  The decrease in salaries and benefits of $1.0 million in 2010 to $10.2 million was mostly the result of having no pension expense in 2010.  Costs associated with terminating the pension plan as of December 31, 2008 that were incurred and expensed in 2009 were $874 thousand. Additional pension plan costs due to its December 31, 2008 termination were $563 thousand in 2008.  There were also fewer employees during the first half of the year in 2010 due to certain employees being offered and accepting voluntary separation offers during the fourth quarter of 2009.  Bonus compensation was $611 thousand greater in 2011 compared to 2010 and $25 thousand less in 2010 compared to 2009.  The 2011 increase in bonus compensation was the result of a successful bank wide incentive program that incorporated individual goals and bank performance goals.  The 2011 bonus compensation plan was similar to the plan offered in 2010.  Occupancy expense increased $29 thousand in 2011 to $3.0 million and increased $283 thousand, in 2010 to $2.9 million.  The largest component of occupancy expense, depreciation, decreased $30 thousand to $1.2 million in 2011, and increased $193 thousand to $1.2 million in 2010.  Other noninterest expenses increased from $7.2 million in 2009 to $8.8 million in 2010 and increased to $9.7 million in 2011.  Repossession expenses, net of rental income, increased $762 thousand in 2011 compared to 2010 to $2.0 million.  Of this, $1.2 million was due to write-downs and adjustments to properties classified as “Other Real Estate” the Company had on its books during 2011.  FDIC insurance decreased $342 thousand in 2011 compared to 2010 due to changes provided by Dodd-Frank in the calculation the FDIC uses to assess premiums.  Legal and professional fees decreased $107 thousand from 2010 to 2011, mainly from additional loan collection efforts in 2010.  Advertising and marketing expenses incurred increased $124 thousand during 2011 compared to 2010.  Taxes other than payroll, property and income decreased $21 thousand in 2011 from 2010 to $774 thousand.  The decrease was due to a one-time tax credit the Company received in 2011 in the amount of $116 thousand.  Amortization of core deposits related to the Peoples acquisition was $148 thousand in 2011, compared to $158 thousand in 2010.  See Note 7 in the Company’s Consolidated Financial Statements and Notes included in Item 8 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the three-year period indicated.

	For the Year Ended Year Ended December 31
	(in thousands)
	2011	2010	2009
NON-INTEREST INCOME
Service Charges	$4,604	$4,920	$5,212
Loan Service Fee Income (Loss), net	(66)	119	160
Trust Department Income	637	633	520
Investment Securities Gains (Losses),net	1,164	2,082	1,619
Gains on Sale of Mortgage Loans	982	1,054	1,205
Brokerage Income	156	156	149
Debit Card Interchange Income	1,680	1,454	1,270
Other	190	145	79
Total Non-interest Income	9,347	10,566	10,214

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,953	10,245	11,289
Occupancy Expenses	2,958	2,929	2,646
Other	9,704	8,847	7,217
Total Non-interest Expense	24,615	22,021	21,152

Net Non-interest Expense as a Percentage of Average Assets	2.34%	1.71%	1.63%

Income Taxes

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the year ended December 31, 2011, the Company averaged $78.7 million in tax free securities and $15.5 million in tax free loans.  For the year ended December 31, 2010, the Company averaged $83.8 million in tax free securities and $18.6 million in tax free loans.  As of December 31, 2011, the weighted average remaining maturity for the tax free securities is 146 months, while the weighted average remaining maturity for the tax free loans is 176 months.

The Company had income tax expense of $919 thousand in 2011 and $565 thousand in 2010 and $185 thousand in 2009.  This represents an effective income tax rate of 13.9% in 2011, 10.3% in 2010 and 3.7% in 2009.  The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.  In addition, in 2010 and 2011, the Company had additional tax credits which also contributed to the lower effective income tax rate for those years.

Balance Sheet Review

Assets increased from $658.9 million at December 31, 2010 to $659.5 million at December 31, 2011.  Securities increased $4 million and loans were essentially flat in 2011 with a $36 thousand increase in outstanding balances.  Deposits grew $6 million and FHLB borrowings decreased $13 million.  Assets at year-end 2010 totaled $659 million compared to $675 million in 2009.  Loans decreased $11 million in 2010.  Deposits grew $1 million and FHLB borrowings decreased $13 million.

Loans

Total loans (including loans held for sale) were $412 million at December 31, 2011 compared to $412 million at the end of 2010 and $425 million in 2009.  Loan balances remaining almost unchanged in 2011 is mainly attributable to decreased loan demand and the Company charging off non-performing loans or repossessing the collateral associated with certain non-performing loans and those loans balances being moved to “Other Real Estate” on the balance sheet.  Loans decreased $13 million in 2010, and the decrease in 2010 was primarily attributable to decreased loan demand and the Company charging off non-performing loans and those balances being moved to “Other Real Estate” on the balance sheet.  As of the end of 2011 and compared to the prior year-end, commercial loans increased $6.1 million, real estate construction loans decreased $257 thousand, 1-4 family residential property loans increased $1.8 million, multi-family residential property loans decreased $214 thousand, non-farm & non-residential property loans decreased $5.5 million, agricultural loans decreased $556 thousand and installment loans decreased $1.2 million.  As of the end of 2010 and compared to the prior year-end, commercial loans increased $907 thousand, real estate construction loans decreased $3.3 million, 1-4 family residential property loans decreased $5.2 million, multi-family residential property loans decreased $168 thousand, non-farm & non-residential property loans decreased $4.1 million and installment loans increased $552 thousand.

As of December 31, 2011, the real estate mortgage portfolio comprised 67% of total loans similar to 68% in 2010.  Of this, 1-4 family residential property represented 59% in 2011 and 57% in 2010.  Agricultural loans comprised 19% in 2011 and 19% in 2010 of the loan portfolio.  Approximately 77% of the agricultural loans are secured by real estate in 2011 compared to 77% in 2010.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.  Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.  Automobile loans account for 24% in 2011 and 27% in 2010 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.  Collateral is requested depending on the creditworthiness of the borrower.  Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer.  Approximately 5% of the loan portfolio is unsecured.  Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company’s loan portfolio by category for each of the last five years.  There is no concentration of loans (greater than 5% of the loan portfolio) in any industry.  The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding

	December 31 (in thousands)
	2011	2010	2009	2008	2007
Commercial	$28,892	$22,840	$21,933	$21,505	$22,924
Real Estate Construction	13,261	13,518	16,865	16,819	26,172
Real Estate Mortgage:
1-4 Family Residential	161,407	158,997	164,445	157,081	168,087
Multi-Family Residential	13,305	13,519	13,687	15,749	17,805
Non-Farm & Non-Residential	100,047	105,580	109,665	114,202	84,857
Agricultural	77,820	78,375	80,619	80,779	80,774
Installment	17,572	18,830	18,277	17,643	15,421
Other	324	291	280	685	1,603
Total Loans	412,628	411,950	425,771	424,463	417,643
Less Deferred Loan Fees	136	120	161	186	255
Total Loans, Net of Deferred Loan Fees	412,492	411,830	425,610	424,277	417,388
Less loans held for sale	625	—	191	—	—
Less Allowance for Loan Losses	5,842	4,925	7,601	5,465	4,879
Net Loans	406,025	406,905	417,818	418,812	412,509

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2011.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above table are netted with real estate mortgage loans on the following table.

Loan Maturities and Interest Sensitivity

	December 31, 2011 (in thousands)
	One Year	One Through	Over	Total
	or Less	Five Years	Five Years	Loans
Commercial	$14,382	$11,496	$3,014	$28,892
Real Estate Construction	9,803	3,362	96	13,261
Real Estate Mortgage:
1-4 Family Residential	11,509	21,128	128,008	160,645
Multi-Family Residential	442	4,275	8,588	13,305
Non-Farm & Non-Residential	18,032	16,085	65,930	100,047
Agricultural	16,865	24,649	36,306	77,820
Installment	4,379	9,640	3,553	17,572
Other	324	—	—	324
Total Loans, Net of Deferred Loan Fees	75,736	90,635	245,495	411,866
Fixed Rate Loans	21,001	56,093	38,172	115,266
Floating Rate Loans	54,735	34,542	207,323	296,600
Total Loans, Net of Deferred Loan Fees	75,736	90,635	245,495	411,866

Mortgage Banking

The Company has been in mortgage banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations decreased from $52 million in 2009 to $37 million in 2010, and decreased to $32 million in 2011.  Proceeds from the sale of loans were $33 million, $38 million and $53 million for the years 2011, 2010 and 2009, respectively.  Mortgage loans held for sale were $625 thousand at December 31, 2011 and $0 at December 31, 2010.  Loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.  Declining rates toward the end of 2007 and continued low rates into 2009, along with consumer tax incentives, resulted in higher loan originations starting in the latter portion of 2007 and continued into 2009.  During 2011, leveling of interest rates primarily resulted in a decline in mortgage originations.  Better pricing resulted in a slight decrease in the gain on sale of mortgage loans from 2009 to 2011.  The effect of these changes was also reflected on the income statement.  As a result, the gain on sale of mortgage loans was $1.0 million in 2011 compared to $1.1 million in 2010 and $1.2 million in 2009.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights.  Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC.  The Bank receives a servicing fee from the FHLMC on each loan sold.  Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are expensed in proportion to, and over the period of, estimated net servicing revenues.  Mortgage servicing rights were $835 thousand at December 31, 2011, $958 thousand at December 31, 2010 and $822 thousand at December 31, 2009.  Amortization of mortgage servicing rights was $436 thousand (including $148 thousand in net write downs in the current year), $224 thousand (including $36 thousand in net recoveries of prior write downs) and $161 thousand (including $75 thousand in net recoveries of prior write downs) for the years ended December 31, 2011, 2010 and 2009, respectively.  See Note 4 in the Company’s 2011 Consolidated Financial Statements and Notes included in Item 8 for additional information.

Deposits

For 2011, total deposits increased $6 million to $543 million.  Noninterest bearing deposits increased $25 million, time deposits of $100 thousand and over decreased $18 million, and other interest bearing deposits decreased $2 million.  Public funds totaled $117 million at the end of 2011 ($114 million were interest bearing).

Total deposits increased to $537 million in 2010, up $1 million from 2009.  Noninterest bearing deposits increased $9 million, time deposits of $100 thousand and over increased $6 million, and other interest bearing deposits decreased $14 million.  Public funds totaled $106 million at the end of 2010 ($100 million were interest bearing), an increase of $5 million from the end of 2009.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2011:

Maturity of Time Deposits of $100,000 of More

At December 31, 2011
(in thousands)
Maturing 3 Months or Less	$22,168
Maturing over 3 Months through 6 Months	22,018
Maturing over 6 Months through 12 Months	19,904
Maturing over 12 Months	29,037
Total	$93,127

Borrowings

The Company utilizes both long and short term borrowings.  Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2011, $30 million was borrowed from FHLB, a decrease of $13 million from 2010.  During 2011, $23 million of FHLB borrowing was paid, and new short-term advances were made in the amount of $10 million.  The decrease in advances in 2011 is primarily a result of an increase in deposits and the slower loan growth.  In 2010, $13 million of FHLB advances were paid and no new advances were made.  The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings

	As of and for the year ended
	December 31 (in thousands)
	2011	2010	2009
Federal Funds Purchased:
Balance at Year end	$—	$—	$—
Average Balance During the Year	1,300	452	2,094
Maximum Month End Balance	10,989	4,657	12,611
Year end rate	0.00%	0.00%	0.00%
Average annual rate	0.27%	0.38%	0.45%
Repurchase Agreements:
Balance at Year end	$3,224	$5,079	$4,807
Average Balance During the Year	3,640	3,936	8,576
Maximum Month End Balance	4,654	5,079	11,935
Year end rate	0.30%	0.41%	1.33%
Average annual rate	0.42%	1.34%	2.43%
Other Borrowed Funds:
Balance at Year end	$1,300	$2,100	$3,419
Average Balance During the Year	1,794	2,796	3,467
Maximum Month End Balance	2,100	3,714	3,901
Year end rate	3.25%	3.25%	2.76%
Average annual rate	3.25%	3.02%	2.78%

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  The other required payments under such commitments at December 31, 2011 are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

FHLB advances	$30,326	$11,323	$12,970	$1,133	$4,900
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	204,850	136,802	46,638	21,395	15

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

Nonperforming Assets

	At December 31 (in thousands)
	2011	2010	2009	2008	2007
Non-accrual Loans	$6,017	$12,479	$12,038	$6,562	$6,358
Accruing Loans which are Contractually past due 90 days or more	398	706	2,526	779	195
Restructured Loans	1,104	—	—	—	—
Total Nonperforming Loans	7,519	13,185	14,564	7,341	6,553
Other Real Estate	8,296	8,424	4,542	1,840	768
Total Nonperforming Assets	15,815	21,609	19,106	9,181	7,321
Total Nonperforming Loans as a Percentage of Loans (including loans held for sale) (1)	1.83%	3.20%	3.42%	1.73%	1.57%
Total Nonperforming Assets as a Percentage of Total Assets	2.40%	3.28%	2.83%	1.35%	1.16%
Allowance to nonperforming assets	0.37	0.23	0.40	0.60	0.67

(1)  Net of deferred loan fees

Total nonperforming assets at December 31, 2011 were $15.8 million compared to $21.6 million at December 31, 2010 and $19.1 million at December 31, 2009.  The decrease from 2010 to 2011 is attributed primarily to a reduction of non-accrual loans.  The increase from 2009 to 2010 is primarily attributable to additions to other real estate.  Of the $8.3 million of other real estate at December 31, 2011, $6.1 million is income producing property.  Total nonperforming loans were $7.5 million, $13.2 million, and $14.6 million at December 31, 2011, 2010 and 2009, respectively.  The non-accrual loan decrease from 2010 to 2011 was attributable to improvements in the quality of the loan portfolio, some loans being charged off and some loans being moved to other real estate.  Two loans that were placed into non-accrual status during 2011 and still classified as non-accrual at December 31, 2011, were greater than $500 thousand.  Loans placed into non-accrual status during 2011 that were still listed as non-accrual at December 31, 2011 totaled $5.3 million, including $940 thousand which is reported as a troubled debt restructuring.  The ending non-accrual loan balance did not increase accordingly due to loans being charged off in 2011 that were classified as non-accrual loans at December 31, 2010, loans becoming reclassified as accruing loans, and transfers to other real estate.  Total charge offs in 2011 was $2.6 million.  The non-accrual loan increase from 2009 to 2010 was primarily attributed to several smaller loans being placed on non-accrual.  The non-accrual loan increase from 2008 to 2009 was mainly attributable to four loans ranging from $1.2 million to $3.4 million that total $7.8 million.  All other non-accrual loans were less than $500 thousand.  The decrease in past due loans greater than 90 days or more from 2009 to 2010 was mostly the result of loans past due more than 90 days at December 31, 2009 being placed into non-accrual status during 2010.  In 2009, the increase in past due loans 90 days or more was primarily from one borrower of $1.4 million.  All other loans in this category were less than $300 thousand.  These loans were secured by real estate.  The amount of lost interest on our non-accrual loans was $637 thousand for 2011 and $620 thousand for 2010.  At December 31, 2011, loans currently performing but which management believes requires special attention were $27.9 million, with 34% being 1-4 family residential.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2011 were $15.1 million compared to $19.8 million in 2010 and $33.5 million in 2009.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 4 in the Company’s 2011 Consolidated Financial Statements and Notes included in Item 8 herein.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement.  Nonaccrual loans are loans for which payments in full of principal or interest is not expected or which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.  Impaired loans may be loans showing signs of weakness or interruptions in cash flow, but ultimately are current or less than 90 days past due with respect to principal and interest and for which we anticipate full payment of principal and interest.

Additional factors considered by management in determining impairment and non-accrual status include payment status, collateral value, availability of current financial information, and the probability of collecting all contractual principal and interest payments.  At December 31, 2011, impaired loans totaling $10.6 million had specific impairment allocations of $1.6 million.  The remaining $5.2 million in impaired loans did not have a specific impairment allocation.  At December 31, 2010, impaired loans totaling $9.7 million had specific impairment allocations of $799 thousand.  The remaining $10.1 million in impaired loans did not have a specific impairment allocation.

The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $1.6 million, $799 thousand and $4.1 million on December 31, 2011, 2010 and 2009, respectively.  The increase in specific allocations in 2009 is directly related to the increase in impaired loans as we charged off large loans in 2010 that had been specifically reserved for in 2009.

Kentucky Bank has a “Problem Loan Committee” that meets at least monthly to review problem loans, including past dues and non-performing loans, and other real estate.  When analyzing the problem loans and the loan quality as of December 31, 2011, the following factors have been considered:

•                  Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses.

•                  Change in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•                  Changes in the nature and volume of the portfolio and in the terms of loans.

•                 Changes in the experience, ability and depth of lending management and other relevant staff.

•                  Changes in the volume and severity of past due loans; the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.

•                  Changes in the quality of the Bank’s loan review system.

•                  Changes in the value of underlying collateral for collateral-dependent loans.

•                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•                  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year Ended December 31 (in thousands)
	2011	2010	2009	2008	2007
Balance at Beginning of Year	$4,925	$7,600	$5,465	$4,879	$4,991
Amounts Charged-off:
Commercial	36	24	340	114	131
Real Estate Construction	143	1,236	39	637	374
Real Estate Mortgage:
1-4 Family Residential	659	2,009	807	787	289
Multi-Family Residential	178	1,336	—	—	—
Non-Farm & Non-Residential	333	1,498	—	1,194	—
Agricultural	27	83	22	101	25
Consumer	1,170	607	621	563	449
Total Charged-off Loans	2,546	6,793	1,829	3,396	1,268
Recoveries on Amounts
Previously Charged-off:
Commercial	74	43	6	6	24
Real Estate Construction	—	—	35	27	19
Real Estate Mortgage:
1-4 Family Residential	15	35	71	15	10
Multi-Family Residential	144	—	—	—	—
Non-Farm & Non-Residential	14	706	337	150	—
Agricultural	15	17	—	30	64
Consumer	751	67	65	54	39
Total Recoveries	1,013	868	514	282	156
Net Charge-offs	1,533	5,925	1,315	3,114	1,112
Provision for Loan Losses	2,450	3,250	3,450	3,700	1,000
Balance at End of Year	5,842	4,925	7,600	5,465	4,879
Total Loans (1)
Average	408,135	418,531	420,710	416,668	430,884
At December 31	411,866	411,830	425,418	424,277	417,388
As a Percentage of Average Loans (1):
Net Charge-offs	0.38%	1.42%	0.31%	0.75%	0.26%
Provision for Loan Losses	0.60%	0.78%	0.82%	0.89%	0.23%
Allowance as a Percentage of Year-end Loans (1)	1.42%	1.20%	1.79%	1.29%	1.17%
Beginning Allowance as a Multiple of Net Charge-offs	3.2	1.3	4.2	1.6	4.5
Ending Allowance as a Multiple of Nonperforming Assets	0.37	0.23	0.40	0.60	0.67

(1)  Including loans held for sale, net of deferred loan fees

Loans are typically charged-off when the collection of principal is considered doubtful, and would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2011 was $2.5 million compared to $3.3 million in 2010 and $3.5 million in 2009.  Net charge-offs were $1.5 million in 2011, $5.9 million in 2010 and $1.3 million in 2009.  Net charge-offs to average loans were 0.38%, 1.42% and 0.31% in 2011, 2010 and 2009, respectively.  The loan loss provision decreased $800 thousand from 2010 to 2011 and decreased $200 thousand from 2009 to 2010.  The provision for 2011 is lower than 2010 due to better loan quality.  In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.  The decline in the economy over the past few years has resulted in more loan losses, higher loan loss provisions and declining loan quality numbers, compared to prior years.  At December 31, 2011, the allowance for loan losses was 1.42% of loans outstanding compared to 1.20% at year-end 2010 and 1.79% at year-end 2009.  Management believes the allowance for loan losses at the end of 2011 is adequate to cover probable incurred credit losses within the portfolio.

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

Allowance for Loan Losses (in thousands)

	2011	2010	2009	2008	2007
Commercial	$342	$264	$645	$529	$537
Real Estate Construction	1,008	758	819	623	633
Real Estate Mortgage:
1-4 Family Residential	2,258	1,850	2,149	1,209	1,134
Multi-family Residential	336	168	179	122	120
Non-farm & Non-residential	604	917	1,434	880	573
Agricultural	720	296	1,437	1,259	1,180
Consumer	574	672	937	843	702
Total	5,842	4,925	7,600	5,465	4,879

Loans (in thousands)

	2011		2010		2009		2008		2007
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Commercial	$28,892	7.01%	$22,840	5.55%	$21,933	5.16%	$21,505	5.07%	$22,924	5.49%
Real Estate Construction	13,261	3.22%	13,518	3.28%	16,865	3.96%	16,819	3.96%	26,172	6.27%
Real Estate Mortgage:
1-4 Family Residential	160,645	39.01%	158,877	38.58%	164,092	38.57%	156,895	36.98%	167,832	40.21%
Multi-family Residential	13,305	3.23%	13,519	3.28%	13,687	3.22%	15,749	3.71%	17,805	4.27%
Non-farm & Non-residential	100,047	24.29%	105,580	25.64%	109,665	25.78%	114,202	26.92%	84,857	20.33%
Agricultural	77,820	18.89%	78,375	19.03%	80,619	18.95%	80,779	19.04%	80,774	19.35%
Consumer	17,572	4.27%	18,830	4.57%	18,277	4.30%	17,643	4.16%	15,421	3.69%
Other	324	0.08%	291	0.07%	280	0.06%	685	0.16%	1,603	0.39%
Total, Net (1)	411,866	100.00%	411,830	100.00%	425,418	100.00%	424,277	100.00%	417,388	100.00%

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2011	2010

Unused lines of credit	$84,254	$82,538
Commitments to make loans	7,811	4,718
Letters of credit	1,421	706

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 3.00% to 5.46% with maturities ranging from 1 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2011 increased $3.0 million to $58.5 million.  Stockholders’ equity, excluding accumulated other comprehensive income, was $65.2 million at December 31, 2011.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Peoples acquisition in 2006 and the Kentucky First acquisition in 2003.  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	At December 31 (in thousands)
	2011	2010	Change
Stockholders’ Equity (1)	$65,183	$62,296	2,887
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	13,658	13,807	(149)
Tier I Capital	58,525	55,489	3,036
Allowance for Loan Losses	5,740	5,000	740
Other	15	11	4
Tier II Capital	5,755	5,011	744
Total Capital	64,280	60,500	3,780
Total Risk Weighted Assets	458,969	460,395	(1,426)
Ratios:
Tier I Capital to Risk-weighted Assets	12.8%	12.1%	0.7%
Total Capital to Risk-weighted Assets	14.0%	13.1%	0.9%
Leverage	9.2%	8.5%	0.7%

(1)  Excluding accumulated other comprehensive income/loss.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions.  The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate.  The categories vary from “well capitalized” to “critically undercapitalized”.  A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2011, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

In management’s opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $176.9 million at December 31, 2010 to $180.4 million at December 31, 2011.  Federal funds sold totaled $528 thousand at December 31, 2011 and $5.1 million at December 31, 2010.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of December 31, 2011 and 2010, the Company held no adjustable rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2011.

Investment Securities at Market Value

Investment Securities (at market value)

	At December 31 (in thousands)
	2011	2010	2009
Available for Sale
U.S. government agencies	23,354	42,978	44,733
States and political subdivisions	86,607	81,153	80,123
Mortgage-backed
Fixed -
GNMA, FNMA, FHLMC Passthroughs	67,601	52,441	37,325
GNMA, FNMA, FHLMC CMO’s	2,554	—	5,938
Total mortgage backed	70,155	52,441	43,263
Other	303	295	292
Total	180,419	176,867	168,411

Maturity Distribution of Securities

	December 31, 2011 (in thousands)
		Over One	Over Five		Asset
		Year	Years		Backed
	One Year	Through	Through	Over Ten	& Equity
	or Less	Five Years	Ten Years	Years	Securities	Total

Available for Sale
U.S. government agencies	$—	$6,337	$17,017	$—	$—	$23,354
States and political subdivisions	301	1,334	22,547	62,425	—	86,607
Mortgage-backed	—	—	—	—	70,155	70,155
Equity Securities	—	—	—	—	303	303
Total	301	7,671	39,564	62,425	70,458	180,419
Percent of Total	0.2%	4.3%	21.9%	34.6%	39.0%	100.0%
Weighted Average Yield (1)	3.11%	1.25%	2.17%	3.45%	3.40%	3.06%

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits.  As of December 31, 2011 the projected net interest income percentages are within the Board of Directors limits.  Please note that at the current low level of interest rates, many rates cannot decline by 300 or 100 basis points, so the projected net interest income changes below as of December 31, 2011 for a declining rate environment is not relevant.  The projected net interest income report summarizing the Company’s interest rate sensitivity as of December 31, 2011 and December 31, 2010 is as follows:

Projected Net Interest Income (December 31, 2011)

			Level
Rate Change:	-300	-100	Rates	+100	+300

Year One (1/11 - 12/11)
Net interest income	24,582	25,603	26,615	27,046	27,360

Net interest income dollar change	(2,033)	(1,012)	—	430	745

Net interest income percentage change	-7.6%	-3.8%	N/A	1.6%	2.8%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

Projected Net Interest Income (December 31, 2010)

			Level
Rate Change:	-300	-100	Rates	+100	+300

Year One (1/10 - 12/10)
Net interest income	24,346	25,061	25,429	25,525	25,603

Net interest income dollar change	(1,083)	(368)	—	96	174

Net interest income percentage change	-4.3%	-1.4%	N/A	0.4%	0.7%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

The numbers in 2011 show more fluctuation when compared to 2010.  In 2011, year one reflected an increase in net interest income of 1.6% compared to 0.4% projected increase from 2010 with a 100 basis point increase.  The 300 basis point increase in rates reflected a 2.8% increase in net interest income in 2011 compared to a 0.7% increase in 2010.  The 100 point decrease in rates reflected a 3.8% decrease in net interest income in 2011 compared to a 1.4% decrease in 2010.  The risk is greater in 2011 due to the current status of existing interest rates and their effect on rate sensitive assets and rate sensitive liabilities.  Based on the model, a 300 basis point decrease in rates would decrease net interest income.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Total securities maturing within one year along with cash and cash equivalents totaled $18.0 million at December 31, 2011.  Additionally, securities available-for-sale with maturities greater than one year totaled $180.1 million at December 31, 2011.  The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.  In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.  At December 31, 2011 these balances totaled $93.1 million, approximately 17% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  We have sufficient collateral to borrow an additional $55 million from the FHLB at December 31, 2011.  In addition, as of December 31, 2011, $24 million is available in overnight borrowing through various correspondent banks and the Company has access to $229 million in brokered deposits.

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

Liquidity Ratios

	December 31
	2011	2010	2009
Average Loans (including loans held for sale)/Average Deposits	76.5%	74.3%	81.1%
Average Securities sold under agreements to repurchase and other borrowings/Average Assets	2.1%	2.1%	3.2%

This chart shows that the loan to deposit ratio increased in 2011 and decreased in 2010.  The increase in the ratio in 2011 compared to 2010 is mainly attributable to a decrease in average deposits.  The decrease in the ratio in 2010 compared to 2009 is mainly attributable to an increase in deposits.

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

The Company’s 2011 consolidated financial statements have been audited by Crowe Horwath LLP, an independent registered public accounting firm.  Management has made available to Crowe Horwath LLP all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to Crowe Horwath LLP during the audit were valid and appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Kentucky Bancshares, Inc.

Paris, Kentucky

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP
Crowe Horwath LLP

Louisville, Kentucky
March 28, 2012

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

CONSOLIDATED BALANCE SHEETS

December 31

	2011	2010
ASSETS
Cash and due from banks	$17,128,480	$12,516,420
Federal funds sold	528,000	5,108,000
Cash and cash equivalents	17,656,480	17,624,420
Securities available for sale	180,419,376	176,866,771
Mortgage loans held for sale	625,400	—
Loans	411,866,439	411,830,266
Allowance for loan losses	(5,841,719)	(4,924,806)
Net loans	406,024,720	406,905,460
Federal Home Loan Bank stock	6,730,600	6,730,600
Real estate owned, net	8,296,200	8,424,192
Bank premises and equipment, net	16,701,520	17,307,967
Interest receivable	4,051,892	4,526,142
Mortgage servicing rights	834,675	958,193
Goodwill	13,116,710	13,116,710
Other intangible assets	765,469	1,009,205
Other assets	4,230,419	5,473,154

Total assets	$659,453,461	$658,942,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$130,998,872	$105,519,333
Time deposits, $100,000 and over	93,126,537	111,238,794
Other interest bearing	318,798,469	320,642,500
Total deposits	542,923,878	537,400,627
Repurchase agreements and other borrowings	4,523,526	7,179,100
Federal Home Loan Bank advances	30,326,229	43,206,477
Subordinated debentures	7,217,000	7,217,000
Interest payable	962,528	1,256,514
Other liabilities	4,547,199	1,639,762
Total liabilities	590,500,360	597,899,480

Commitments and contingent liabilities	—	—

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,716,805 and 2,738,039 shares issued and outstanding in 2011 and 2010	12,447,832	12,497,765
Retained earnings	52,735,535	49,797,757
Accumulated other comprehensive Income (loss)	3,769,734	(1,252,188)
Total stockholders’ equity	68,953,101	61,043,334

Total liabilities and stockholders’ equity	$659,453,461	$658,942,814

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

	2011	2010	2009
Interest income
Loans, including fees	$24,044,403	$23,934,383	$24,951,383
Securities
Taxable	2,433,341	2,614,597	3,651,419
Tax exempt	3,109,483	3,393,690	2,994,620
Other	302,102	332,876	331,380
	29,889,329	30,275,546	31,928,802
Interest expense
Deposits	3,923,834	7,858,125	9,233,716
Repurchase agreements and other borrowings	78,303	139,901	317,093
Federal Home Loan Bank advances	1,326,740	1,831,599	2,678,788
Subordinated debentures	236,551	236,977	279,381
	5,565,428	10,066,602	12,508,978

Net interest income	24,323,901	20,208,944	19,419,824
Provision for loan losses	2,450,000	3,250,000	3,450,000
Net interest income after provision for loan losses	21,873,901	16,958,944	15,969,824

Other income
Service charges	4,603,909	4,919,660	5,211,548
Loan service fee income (loss), net	(66,097)	119,310	160,478
Trust department income	636,588	632,650	519,834
Securities gains, net	1,163,798	2,082,245	1,619,312
Gain on sale of mortgage loans	982,214	1,054,325	1,205,383
Brokerage income	156,391	156,361	148,481
Debit card interchange income	1,680,320	1,454,194	1,270,463
Other	189,983	147,685	78,553
	9,347,106	10,566,430	10,214,052

Other expenses
Salaries and employee benefits	11,953,298	10,244,526	11,289,478
Occupancy expenses	2,957,942	2,928,562	2,645,669
Repossession expenses, net	2,047,533	1,285,897	292,897
FDIC insurance	662,578	1,004,722	1,121,692
Legal and professional fees	770,723	877,698	598,864
Data processing	1,038,058	763,341	733,395
Debit card expenses	727,763	630,298	622,996
Amortization	243,736	253,736	259,736
Advertising and marketing	708,370	584,407	443,604
Taxes other than payroll, property and income	774,434	795,057	591,369
Telephone	414,692	384,372	333,560
Postage	302,769	326,410	309,917
Loan fees	239,492	244,145	111,822
Other	1,773,330	1,697,423	1,796,584
	24,614,718	22,020,594	21,151,583

Income before income taxes	6,606,289	5,504,780	5,032,293
Provision for income taxes	919,415	565,358	184,554

Net income	$5,686,874	$4,939,422	$4,847,739

Earnings per share:
Basic	$2.09	$1.81	$1.77
Diluted	2.09	1.81	1.77

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31

	2011	2010	2009

Net income	$5,686,874	$4,939,422	$4,847,739

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	8,772,771	(1,838,696)	3,621,677
Reclassification of realized amount	(1,163,798)	(2,082,245)	(1,619,312)
Net change in unrealized gain (loss) on securities	7,608,973	(3,920,941)	2,002,365
Less: Tax impact	2,587,051	(1,333,120)	680,804

Other comprehensive income (loss)	5,021,922	(2,587,821)	1,321,561

Comprehensive income	$10,708,796	$2,351,601	$6,169,300

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2009	2,745,729	$12,343,958	$44,682,526	$14,072	$57,040,556
Common stock issued including tax benefit, net (including stock grants of 4,150 shares and employee gifts of 104 shares)	4,254	1,670	—	—	1,670
Stock compensation expense	—	115,020	—	—	115,020
Common stock purchased	(10,472)	(44,161)	(121,945)	—	(166,106)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	1,321,561	1,321,561
Net income	—	—	4,847,739	—	4,847,739
Dividends declared - $0.80 per share	—	—	(2,194,865)	—	(2,194,865)
Balances, December 31, 2009	2,739,511	$12,416,487	$47,213,455	$1,335,633	$60,965,575

Common stock issued including tax benefit, net (including stock grants of 4,050 shares and employee gifts of 20 shares)	3,366	333	—	—	333
Stock compensation expense	—	110,320	—	—	110,320
Common stock purchased	(4,838)	(29,375)	(52,148)	—	(81,523)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	(2,587,821)	(2,587,821)
Net income	—	—	4,939,422	—	4,939,422
Dividends declared - $0.84 per share	—	—	(2,302,972)	—	(2,302,972)
Balances, December 31, 2010	2,738,039	$12,497,765	$49,797,757	$(1,252,188)	$61,043,334

Common stock issued including tax benefit, net (including stock grants of 6,955 shares and employee gifts of 34 shares)	6,640	608	—	—	608
Stock compensation expense	—	76,809	—	—	76,809
Common stock purchased	(27,874)	(127,350)	(346,735)	—	(474,085)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	5,021,922	5,021,922
Net income	—	—	5,686,874	—	5,686,874
Dividends declared - $0.88 per share	—	—	(2,402,361)	—	(2,402,361)
Balances, December 31, 2011	2,716,805	$12,447,832	$52,735,535	$3,769,734	$68,953,101

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2011	2010	2009

Cash flows from operating activities
Net income	$5,686,874	$4,939,422	$4,847,739
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,851,344	1,770,129	1,519,465
Provision for loan losses	2,450,000	3,250,000	3,450,000
Securities amortization, net	486,250	938,726	1,405,638
Securities (gains) losses, net	(1,163,798)	(2,082,245)	(1,619,312)
Originations of loans held for sale	(32,274,699)	(37,236,661)	(51,932,502)
Proceeds from sale of loans	32,631,513	38,481,986	52,946,885
Gain on sale of mortgage loans	(982,214)	(1,054,325)	(1,205,383)
Stock based compensation expense	76,809	110,320	115,020
Losses (gain) on disposition of fixed assets	(54,744)	(5,616)	62,510
Losses (gain) on other real estate	94,509	(218)	(54,075)
Changes in:
Interest receivable	474,250	94,613	534,972
Real estate owned, net	1,229,644	807,120	32,950
Other assets	930,148	(147,463)	(2,884,848)
Interest payable	(293,986)	(865,962)	(751,716)
Other liabilities	320,386	(1,185,548)	660,584
Net cash from operating activities	11,462,286	7,814,278	7,127,927

Cash flows from investing activities
Purchases of securities	(94,712,642)	(198,666,787)	(123,735,135)
Proceeds from sales of securities	44,657,806	70,834,214	68,100,558
Proceeds from principal payments and maturities of securities	54,788,752	116,599,406	62,273,355
Net change in loans	(7,315,100)	1,645,691	(6,636,282)
Purchases of bank premises and equipment	(729,270)	(918,514)	(824,108)
Proceeds from sale of other real estate	4,549,678	1,327,310	1,499,489
Proceeds from sale of bank premises and equipment	200,800	5,998	—
Net cash from investing activities	1,440,024	(9,172,682)	977,877

Cash flows from financing activities
Net change in deposits	5,523,251	954,129	15,638,269
Net change in repurchase agreements and other borrowings	(1,855,574)	(246,479)	(2,291,698)
Advances from Federal Home Loan Bank	10,000,000	—	11,000,000
Payments on Federal Home Loan Bank advances	(22,862,089)	(12,961,797)	(32,277,929)
Proceeds from note payable	—	—	2,900,000
Payments on note payable	(800,000)	(800,000)	(3,100,000)
Proceeds from issuance of common stock, including options and grants, including tax benefits	608	333	1,670
Purchase of common stock	(474,085)	(81,523)	(166,106)
Dividends paid	(2,402,361)	(2,302,972)	(2,194,865)
Net cash from financing activities	(12,870,250)	(15,438,309)	(10,490,659)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2011	2010	2009

Net change in cash and cash equivalents	$32,060	$(16,796,713)	$(2,684,855)

Cash and cash equivalents at beginning of year	17,624,420	34,421,133	37,105,988

Cash and cash equivalents at end of year	$17,656,480	$17,624,420	$34,421,133

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$5,859,414	$10,932,564	$13,260,694
Income taxes	900,000	—	400,000

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$5,745,840	$6,016,642	$4,184,143

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

Estimates in the Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The allowance for loan losses, mortgage servicing rights, goodwill and fair value of financial instruments are particularly subject to change.

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

When interest accrual is discontinued, interest income received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Typically, the Company seeks to establish a payment history of at least six consecutive payments made on a timely basis before returning a loan to accrual status.  Consumer and credit card loans are typically charged off no later than 120 days past due.  Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

Loans are charged off when available information confirms that loans, or portions thereof, are uncollectible.  While management considers the number of days a loan is past due in its evaluation process, we also consider a variety of other factors.   Factors considered by management in evaluating the charge-off decision include collateral value, availability of current financial information for both borrower and guarantor, and the probability of collecting contractual principal and interest payments.  These considerations may result in loans being charged off before they are 90 days or more past due.  This evaluation framework for determining charge-offs is consistently applied to each segment.  Consumer loans are typically charged off no later than 120 days past due.  Other types of loans do not have a defined number of days delinquent before they are charged off.

From time to time, the Company will charge-off a portion of impaired and non-performing loans.  Loans that meet the criteria under ASU 310 are evaluated individually for impairment.  Management considers payment status, collateral value, availability of current financial information for the borrower and guarantor, actual and expected cash flows, and probability of collecting amounts due.  If a loan’s collection status is deemed to be collateral dependent and foreclosure imminent, the loan is charged down to its fair value.  In circumstances where the loan is not deemed to be collateral dependent, but we believe, after completing our evaluation process, that probable loss has been incurred, we will provide a specific allocation on that loan.

At December 31, 2011, loans totaling $170 thousand (net of partial charge-offs) had partial charge-offs of $45 thousand.  At December 31, 2010, loans totaling $5.7 million (net of partial charge-offs) had partial charge-offs of $4.0 million.  These loans are classified as impaired and are on non-accrual status.

The impact of recording partial charge-offs is a reduction of gross loans and a reduction of the loan loss reserve.  The net loan balance is unchanged in instances where the loan had a specific allocation as a component of the allowance for loan losses.  The allowance as a percentage of total loans may be lower as the allowance no longer needs to include a component for the loss, which has now been recorded, and net charge-off amounts are increased  as partial charge-offs are recorded.

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

Adjustments are made to the historical loss experience ratios based on the qualitative factors as outlined in the regulatory Interagency Policy Statement on the Allowance for Loan and Lease Losses.  These qualitative factors include the nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment.  The recent historical actual net losses is the basis for the general reserve for each segment which is then adjusted for qualitative factors as outlined above (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) specifically evaluated at individual segment levels.

As of December 31, 2011, the allowance for loan losses related to loans collectively evaluated for impairment is $4,216,000.  The amount attributable to the recent historical actual net average is $4,084,000, leaving $132,000 attributable to qualitative factors.   As of December 31, 2010, the allowance for loan losses related to loans collectively evaluated for impairment is $4,126,000.  The amount attributable to the recent historical actual net loss average is $3,899,000, leaving $227,000 attributable to qualitative factors.  The amount related to qualitative factors decreased $95,000 from December 31, 2010 to December 31, 2011.  The decrease is primarily a result of the recent decrease in non-performing loans.

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

Commercial and real estate construction and real estate mortgage loans (multi-family residential, and non-farm and non-residential mortgage) over $200 thousand are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and 1-4 family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.    If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

A “portfolio segment” is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.  The Company has identified the following portfolio segments:  commercial, real estate construction, real estate mortgage, agricultural, consumer (credit cards and other consumer) and other (overdrafts).

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $370,088, $343,102, and $321,067 for the years ended December 31, 2011, 2010 and 2009.  Late fees and ancillary fees related to loan servicing are not material.

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

Real Estate Acquired Through Foreclosure:  Real estate acquired through foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell.  The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary.  Any subsequent write-downs are charged to operating expenses.  Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Investments in Limited Partnerships:  Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits.  The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments.  These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet.  These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable.  The investment recorded at both December 31, 2011 and 2010 was $1.9 million, respectively, and is included with other assets in the balance sheet.

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

Operating Segments:  While the Company’s chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the Company’s operations are considered by management to be aggregated into one reportable operating segment: banking.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:

ASU No. 2011-02 - Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU was issued to improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings (TDRs). It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. Although, the ASU does not amend the accounting for troubled debt restructurings, it is expected that application of the clarifications contained in the ASU will result in more modifications being considered troubled debt restructurings.

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

ASU No. 2011-03 - Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this ASU remove from the assessment of effective control the criteria relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

ASU No. 2011-05 - Comprehensive Income (Topic 220) - “Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The Company has adopted the methodologies prescribed by this ASU by the date required, and it did not have a material effect on its financial position or results of operations.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement at December 31, 2011 and 2010 was $162 thousand and $0.

NOTE 3 — SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2011 and 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2011
U. S. government agencies	$23,362,883	$9,942	$(19,130)	$23,353,695
States and municipals	81,696,999	4,938,355	(28,354)	86,607,000
Mortgage-backed - residential	69,377,777	785,830	(8,447)	70,155,160
Equity securities	270,000	33,521	—	303,521

Total	$174,707,659	$5,767,648	$(55,931)	$180,419,376

2010
U. S. government agencies	$43,238,554	$49,072	$(309,186)	$42,978,440
States and municipals	81,887,122	1,038,704	(1,773,183)	81,152,643
Mortgage-backed - residential	53,368,351	19,999	(947,739)	52,440,611
Equity securities	270,000	25,077	—	295,077

Total	$178,764,027	$1,132,852	$(3,030,108)	$176,866,771

The amortized cost and fair value of securities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value

Due in one year or less	$299,997	$300,781
Due after one year through five years	7,614,397	7,670,917
Due after five years through ten years	38,237,805	39,563,719
Due after ten years	58,907,683	62,425,278
	105,059,882	109,960,695
Mortgage-backed - residential	69,377,777	70,155,160
Equity	270,000	303,521

Total	$174,707,659	$180,419,376

Proceeds from sales of securities during 2011, 2010 and 2009 were $44,657,806 $70,834,214 and $68,100,558.  Gross gains of $1,163,798, $2,083,145 and $1,677,293 and gross losses of $0, $900 and $57,981, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $395,691, $707,963 and $550,566, respectively.

Securities with an approximate carrying value of $159,044,000 and $147,096,000 at December 31, 2011 and 2010, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year end 2011 and 2010 not recognized in income are as follows:

2011

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$10,984,422	$(19,130)	$—	$—	$10,984,422	$(19,130)
States and municipals	2,006,454	(27,651)	1,027,758	(703)	3,034,212	(28,354)
Mortgage-backed - residential	3,158,807	(8,447)	—	—	3,158,807	(8,447)

Total temporarily impaired	$16,149,683	$(55,228)	$1,027,758	$(703)	$17,177,441	$(55,931)

2010

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$29,903,934	$(309,186)	$—	$—	$29,903,934	$(309,186)
States and municipals	45,083,672	(1,649,249)	1,938,768	(123,934)	47,022,440	(1,773,183)
Mortgage-backed - residential	48,420,923	(947,739)	—	—	48,420,923	(947,739)

Total temporarily impaired	$123,408,529	$(2,906,174)	$1,938,768	$(123,934)	$125,347,29	$(3,030,108)

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

Unrealized losses on securities have not been recognized into income because the issues are of high credit quality, management does not intend to sell and it is more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the securities approach maturity

At December 31, 2011, four U.S. government agency securities have unrealized losses with aggregate depreciation of 0.7% from their amortized cost, one mortgage-backed security has an unrealized loss with depreciation of 0.3% from its amortized cost basis, and five states and municipals have unrealized losses with aggregate depreciation of 5.6% from their amortized cost basis.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  The Company believes there is no other than temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 - LOANS

Loans at year-end were as follows:

	2011	2010

Commercial	$28,892,134	$22,840,124
Real estate construction	13,260,691	13,518,081
Real estate mortgage:
1-4 family residential	160,644,641	158,876,528
Multi-family residential	13,305,426	13,518,987
Non-farm & non-residential	100,047,069	105,580,587
Agricultural	77,819,620	78,375,327
Consumer	17,572,389	18,829,648
Other	324,469	290,984

	$411,866,439	$411,830,266

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2011 (in thousands):

	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$235	$36	$74	$(81)	$192
Real estate Construction	721	143	—	430	1,008
Real estate mortgage:
1-4 family residential	1,827	659	15	1,074	2,257
Multi-family residential	148	178	144	222	336
Non-farm & non-residential	889	333	14	(160)	410
Agricultural	265	27	15	468	721
Consumer	582	237	23	156	524
Other	58	933	728	197	50
Unallocated	200	—	—	144	344
	$4,925	$2,546	$1,013	$2,450	$5,842

Activity in the allowance for loan losses was as follows:

	2010	2009

Beginning balance	$7,600,594	$5,464,864
Charge-offs	(6,793,285)	(1,828,613)
Recoveries	867,497	514,343
Provision for loan losses	3,250,000	3,450,000
Ending balance	$4,924,806	$7,600,594

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2,880,200 and $3,251,849) in loans by portfolio segment and based on impairment method as of December 31, 2011 and December 31, 2010 (in thousands):

2011

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Allowance for Loan Losses:
Commercial	$—	$192	$192
Real estate construction	703	305	1,008
Real estate mortgage:
1-4 family residential	325	1,932	2,257
Multi-family residential	52	284	336
Non-farm & non-residential	119	291	410
Agricultural	427	294	721
Consumer	—	524	524
Other	—	50	50
Unallocated	—	344	344
	$1,626	$4,216	$5,842

Loans:
Commercial	$—	$28,892	$28,892
Real estate construction	3,975	9,286	13,261
Real estate mortgage:
1-4 family residential	1,873	158,772	160,645
Multi-family residential	207	13,098	13,305
Non-farm & non-residential	2,667	97,380	100,047
Agricultural	6,416	71,404	77,820
Consumer	—	17,572	17,572
Other	—	324	324
	$15,138	$396,728	$411,866

2010

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Allowance for Loan Losses:
Commercial	$—	$235	$235
Real estate construction	382	339	721
Real estate mortgage:
1-4 family residential	272	1,555	1,827
Multi-family residential	12	136	148
Non-farm & non-residential	127	762	889
Agricultural	6	259	265
Consumer	—	582	582
Other	—	58	58
Unallocated	—	200	200
	$799	$4,126	$4,925

Loans:
Commercial	$—	$22,840	$22,840
Real estate construction	6,288	7,230	13,518
Real estate mortgage:
1-4 family residential	3,886	154,991	158,877
Multi-family residential	2,484	11,035	13,519
Non-farm & non-residential	6,347	99,233	105,580
Agricultural	792	77,583	78,375
Consumer	—	18,830	18,830
Other	—	291	291
	$19,797	$392,033	$411,830

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$1	$1
Real estate construction	1,600	940	—	1,732	113	113
Real estate mortgage:
1-4 family residential	595	595	—	1,003	39	39
Multi-family residential	—	—	—	493	—	—
Non-farm & non-residential	1,578	1,578	—	3,908	—	—
Agricultural	1,474	1,474	—	1,931	123	123
Consumer	—	—	—	—	5	5
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	703	3,274	—
Real estate mortgage:
1-4 family residential	1,298	1,278	325	2,167	—	—
Multi-family residential	207	207	52	739	—	—
Non-farm & non-residential	1,089	1,089	119	1,007	—	—
Agricultural	4,942	4,942	427	3,004	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—
Total	$15,818	$15,138	$1,626	$19,258	$281	$281

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not adjusted for net charge-offs.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	2,178	2,178	—
Real estate mortgage:
1-4 family residential	1,404	1,404	—
Multi-family residential	1,381	1,381	—
Non-farm & non-residential	4,464	4,464	—
Agricultural	696	696	—
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	4,109	4,109	382
Real estate mortgage:
1-4 family residential	2,482	2,482	272
Multi-family residential	1,103	1,103	12
Non-farm & non-residential	1,884	1,884	127
Agricultural	96	96	6
Consumer	—	—	—
Other	—	—	—
Total	$19,797	$19,797	$799

Individually impaired loans were as follows (in thousands):

	2010	2009

Average of individually impaired loans during year	$11,735	$7,758
Interest income recognized during impairment	149	1
Cash-basis interest income recognized	149	1

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Nonaccrual loans secured by real estate make up 99% of the total nonaccruals.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and 2010 (in thousands):

2011

		Loans Past Due
		Over 90 Days
		Still
	Nonaccrual	Accruing

Commercial	$—	$—
Real estate construction	1,138	—
Real estate mortgage:
1-4 family residential	2,573	372
Multi-family residential	207	—
Non-farm & non-residential	1,421	—
Agricultural	610	—
Consumer	68	26
Other	—	—

Total	$6,017	$398

2010

		Loans Past Due
		Over 90 Days
		Still
	Nonaccrual	Accruing

Commercial	$18	$—
Real estate construction	3,451	—
Real estate mortgage:
1-4 family residential	3,381	684
Multi-family residential	2,484	—
Non-farm & non-residential	2,115	3
Agricultural	1,016	—
Consumer	14	19
Other	—	—

Total	$12,479	$706

The following tables present the aging of the recorded investment in past due and non-accrual loans as of December 31, 2011 and 2010 by class of loans (in thousands):

2011

	30-59	60-89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$71	$—	$—	$—	$71	$28,821
Real estate construction	—	—	—	1,138	1,138	12,123,000
Real estate mortgage:
1-4 family residential	1,859	232	372	2,573	5,036	155,609
Multi-family residential	164	—	—	207	371	12,934
Non-farm & non-residential	153	—	—	1,421	1,574	98,473
Agricultural	468	35	—	610	1,113	76,707
Consumer	130	38	26	68	262	17,310
Other	—	—	—	—	—	324

Total	$2,845	$305	$398	$6,017	$9,565	$402,301

2010

	30-59	60-89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$246	$—	$—	$18	$264	$22,576
Real estate construction	192	—	—	3,452	3,644	9,874
Real estate mortgage:
1-4 family residential	4,215	224	684	3,381	8,504	150,373
Multi-family residential	49	—	—	2,484	2,533	10,986
Non-farm & non-residential	121	113	3	2,114	2,351	103,229
Agricultural	1,101	141	—	1,016	2,258	76,117
Consumer	192	29	19	14	254	18,576
Other	—	—	—	—	—	291

Total	$6,116	$507	$706	$12,479	$19,808	$392,022

Troubled Debt Restructurings:

The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010. The Company has not committed to lend additional amounts as of December 31, 2011 and 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans were to interest only payments for a 1 year term.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending December 31, 2011 (in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled Debt Restructurings:

Real estate mortgage:
1-4 family residential	1	$474	$519
Agricultural	1	393	585

Total	2	$867	$1,104

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge offs of $0 during the period ending December 31, 2011.

For the year ending December 31, 2011, no loans modified as troubled debt restructurings had defaulted on payment.

No other loans were modified during the year ending December 31, 2011 that did not meet the definition of a troubled debt restructuring.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following tables present the risk category of loans by class of loans, based on the most recent analysis performed, as of December 31, 2011 and 2010 (in thousands):

2011

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$27,294	$1,342	$256	$—
Real estate construction	6,957	2,017	4,287	—
Real estate mortgage:
1-4 family residential	141,403	9,603	9,613	26
Multi-family residential	9,871	2,965	469	—
Non-farm & non-residential	91,957	5,317	2,773	—
Agricultural	63,391	6,663	7,751	15

Total	$340,873	$27,907	$25,149	$41

2010

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$21,225	$1,310	$305	$—
Real estate construction	3,412	3,620	6,486	—
Real estate mortgage:
1-4 family residential	138,066	11,029	9,721	60
Multi-family residential	10,872	44	2,603	—
Non-farm & non-residential	98,032	1,071	6,478	—
Agricultural	72,091	4,664	1,620	—

Total	$343,698	$21,738	$27,213	$60

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented. Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $94,000 at December 31, 2011 and $33,000 at December 31, 2010.

Non-consumer loans with an outstanding balance less than $200,000 are graded similarly to consumer loans over $200,000. Both are reviewed at least quarterly and credit quality grades are updated as needed.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2011 and 2010. An analysis of the activity with respect to all director and executive officer loans is as follows (in thousands):

	2011	2010

Balance, beginning of year	$4,234	$4,721
New loans	138	70
Effect of changes in composition of related parties	—	—
Repayments	(416)	(557)

Balance, end of year	$3,956	$4,234

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $151,244,000 and $142,127,000 at December 31, 2011 and 2010. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $283,000 and $129,000 at December 31, 2011 and 2010.

Activity for mortgage servicing rights and the related valuation allowance follows:

	2011	2010	2009

Servicing Rights:
Beginning balance	$958,193	$822,446	$465,271
Additions	312,588	359,539	517,764
Amortization	(288,106)	(259,792)	(235,589)
Change in valuation allowance	(148,000)	36,000	75,000

Ending balance	$834,675	$958,193	$822,446

Valuation Allowance:
Beginning balance	$102,000	$138,000	$213,000
Additions expensed	189,000	24,000	—
Reductions credited to operations	41,000	60,000	75,000

Ending balance	$250,000	$102,000	$138,000

The fair value of servicing rights was $948,000 and $1,137,000 at year-end 2011 and 2010. Fair value at year-end 2011 was determined using a discount rate of 12.0%, prepayment speeds ranging from 13.2% to 35.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%. Fair value at year-end 2010 was determined using a discount rate of 12.0%, prepayment speeds ranging from 7.5% to 23.3%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 5.4 years. Estimated amortization expense for each of the next five years is:

2012	$214,000
2013	174,000
2014	134,000
2015	99,000
2016	72,000

NOTE 5 - REAL ESTATE OWNED

Activity in the valuation allowance was as follows:

	2011	2010	2009

Beginning of year	$799,320	$12,200	$46,000
Additions charged to expense, net	1,229,644	807,120	32,950
Recovery from sale	(513,000)	(20,000)	(66,750)

End of year	$1,515,964	$799,320	$12,200

Expenses related to foreclosed assets include:

	2011	2010	2009

Net loss (gain) on sales	$94,509	$(218)	$(54,075)
Provision for unrealized losses	1,229,644	807,120	32,950
Operating expenses, net of rental income	817,889	478,777	259,947

End of year	$2,142,042	$1,285,679	$238,822

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2011	2010

Land and buildings	$19,606,922	$19,740,982
Furniture and equipment	14,574,075	14,612,311
Construction projects	—	650
	34,180,997	34,353,943
Less accumulated depreciation	(17,479,477)	(17,045,976)

	$16,701,520	$17,307,967

Depreciation expense was $1,189,661, $1,219,965 and $1,026,504 in 2011, 2010, and 2009.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

	2011	2010	2009

Beginning of year	$13,116,710	$13,116,710	$13,116,710
Acquired goodwill	—	—	—
Impairment	—	—	—

End of year	$13,116,710	$13,116,710	$13,116,710

Goodwill is not amortized but instead evaluated periodically for impairment.

Acquired intangible assets were as follows at year-end:

	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$2,530,102	$1,764,633	$2,530,102	$1,520,897

Aggregate amortization expense was $243,736, $253,736 and $259,736 for 2011, 2010 and 2009.

Estimated amortization expense for each of the next five years:

2012	$233,736
2013	214,973
2014	139,760
2015	121,000
2016	56,000

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

Our annual impairment analysis as of December 31, 2011 and 2010, indicated that the Step 2 analysis was not necessary. If needed, Step 2 of the goodwill impairment test is performed to measure the impairment loss. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were $93,127,000 and $111,239,000 at year-end 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of time deposits for the next five years are as follows:

2012	$136,801,599
2013	40,042,510
2014	6,595,093
2015	6,947,818
2016	14,447,682

Certain directors and executive officers of the Company and companies in which they have beneficial ownership are deposit customers of the Bank. The amount of these deposits was approximately $2,915,000 and $2,136,000 at December 31, 2011 and 2010.

NOTE 9 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government securities with a carrying amount of $3,223,526 and $5,079,100 at year-end 2011 and 2010.

Repurchase agreements generally mature within one year from the transaction date and range in maturities from 1 day to 24 months. The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement. Information concerning repurchase agreements for 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009

Average daily balance during the year	$3,640,488	$3,935,511	$8,575,533
Average interest rate during the year	0.42%	1.34%	2.43%
Maximum month-end balance during the year	$4,654,159	$5,079,100	$11,935,308
Weighted average interest rate at year end	0.30%	0.41%	1.33%

Promissory note payable of $1,300,000 at December 31, 2011 and $2,100,000 at December 31, 2010, matures July 29, 2012, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the bank. The original 2009 loan agreement contains certain covenants and performance terms. The Bank was in compliance with the covenants at December 31, 2011.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2011	2010

Maturities February 2012 through March 2030, fixed rates from 1.00% to 7.23%, averaging 4.01%	$30,326,229	$43,206,477

Advances are paid either on a monthly basis or at maturity. All advances require a prepayment penalty, and are secured by the FHLB stock and substantially all first mortgage residential, multi-family and farm real estate loans.

Scheduled principal payments due on advances during the years subsequent to December 31, 2011 are as follows:

2012	$11,323,212
2013	6,720,231
2014	6,250,000
2015	1,100,679
2016	32,042
Thereafter	4,900,065

$30,326,229

NOTE 11 - SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”). The Trust issued $217,000 of common securities to the Company and $7,000,000 of trust preferred securities as part of a pooled offering of such securities. The Company issued $7,217,000 subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust. The debentures paid interest quarterly at 7.06% for the first 5 years. Starting September 2008, the rate converted to three-month LIBOR plus 3.00 adjusted quarterly, which was 3.56% at year-end 2011. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

NOTE 12 - INCOME TAXES

Income tax expense was as follows:

	2011	2010	2009

Current	$1,060,302	$287,399	$209,945
Deferred	(140,887)	277,959	(25,391)

	$919,415	$565,358	$184,554

Year-end deferred tax assets and liabilities were due to the following. No valuation allowance for the realization of deferred tax assets is considered necessary.

	2011	2010

Deferred tax assets
Allowance for loan losses	$2,011,685	$1,699,934
Other real estate owned	452,683	271,769
Alternative minimum tax credit	—	430,028
Other	210,933	167,084
Unrealized loss on securities	—	645,067

Deferred tax liabilities
Unrealized gain on securities	(1,941,984)	—
Bank premises and equipment	(1,111,868)	(1,073,269)
FHLB stock	(1,343,242)	(1,343,242)
Mortgage servicing rights	(283,790)	(325,786)
Core deposit intangibles	(242,906)	(319,269)
Other	(257,207)	(211,848)

Net deferred tax liability	$(2,505,696)	$(59,532)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2011	2010	2009

U. S. federal income tax rate	34.0%	34.0%	34.0%
Changes from the statutory rate
Tax-exempt investment income	(18.4)	(24.7)	(23.8)
Historic and low income tax credits	(2.7)	(3.2)	(8.5)
Non-deductible interest expense related to carrying tax-exempt investments	0.8	1.8	2.2
Other	0.2	2.4	(0.2)

	13.9%	10.3%	3.7%

Federal income tax laws provided the Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $441,000 liability at December 31, 2011. The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve. However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $441,000 would be recorded as expense.

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2011 and December 31, 2010 related to unrecognized tax benefits.

The Company and its subsidiary file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2008.

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2011	2010	2009

Basic Earnings Per Share
Net income	$5,686,874	$4,939,422	$4,847,739
Weighted average common shares outstanding	2,718,561	2,731,491	2,736,631
Basic earnings per share	$2.09	$1.81	$1.77

Diluted Earnings Per Share
Net income	$5,686,874	$4,939,422	$4,847,739
Weighted average common shares outstanding	2,718,561	2,731,491	2,736,631
Add effect of dilutive shares	1,094	456	—
Weighted average common shares outstanding including dilutive shares	2,719,655	2,731,947	2,736,631
Diluted earnings per share	$2.09	$1.81	$1.77

Stock options of 30,660 shares common stock from 2011, 32,640 shares common stock from 2010 and 36,250 shares common stock from 2009 were excluded from diluted earnings per share because their impact was antidilutive. Stock grants of 6,221 shares common stock from 2011 and 8,752 shares common stock from 2010 were excluded from diluted earnings per share because their impact was antidilutive.

NOTE 14 - RETIREMENT PLANS

The Company terminated its defined pension plan as of December 31, 2008. The plan covered substantially all of its employees. The Company’s funding policy was to contribute annually the maximum amount that could be deducted for federal income tax purposes. Benefits were based on one percent of employee average earnings for the previous five years times years of credited service. Final distributions were at the discretion of the employee. Expense recognized in connection with the termination of the plan was $0 in 2011, $0 in 2010 and $874,391 in 2009.

As of December 31, 2008, the date of termination, the projected benefit obligation was $6,749,694 and the fair value of the plan assets was $5,206,908. The difference of $1,542,786 was recognized in other liabilities on the consolidated balance sheet. An additional $874,391 was expensed in 2009 to make final distributions to the employees.

The Company also has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors. Expense recognized in connection with the plan was $647,846, $558,845 and $560,588 in 2011, 2010 and 2009.

NOTE 15 - STOCK BASED COMPENSATION

The Company has four share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $76,809, $110,320, and $115,020 for 2011, 2010 and 2009. The total income tax benefit was $0, $0, and $0.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses various assumptions. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

No options were granted in 2011, 2010 or 2009.

Summary of activity in the stock option plan for 2011 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	32,640	$29.48
Granted	—	—
Forfeited or expired	(1,980)	26.50
Exercised	—	—
Outstanding, end of year	30,660	$29.68	30.8 months	$—

Vested and expected to vest	30,660	$29.68	30.8 months	$—

Exercisable, end of year	30,660	$29.68	30.8 months	$—

Options outstanding at year-end 2011 were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

From $23.50 to $28.00 per share	9,860	13.6	25.80	9,860	25.80
From $29.50 to $31.00 per share	14,450	44.0	30.46	14,450	30.46
From $33.90 to $34.00 per share	6,350	27.4	33.91	6,350	33.91
	30,660			30,660

As of December 31, 2011, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. Since both stock option plans have expired, as of December 31, 2011 neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan. Total shares issuable under the plan are 50,000. There were 6,955 shares issued during 2011 and 4,020 shares issued during 2010. There were 349 shares forfeited during 2011 and 674 shares forfeited during 2010.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2011	10,486	$231,659
Granted	6,955	116,746
Vested	(3,658)	(88,649)
Forfeited	(349)	(6,390)

Nonvested at December 31, 2011	13,434	$253,366

As of December 31, 2011, there was $188,900 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $56,581, $46,126 and $45,192. As of December 31, 2011, the restricted stock grant plan allows for additional restricted stock share awards of up to 23,895 shares.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan are 150,000. As of December 31, 2011 no awards have been granted under the plan and 150,000 shares are still available.

NOTE 16 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years. During 2012 the Bank could, without prior approval, declare dividends on any 2012 net profits retained to the date of the dividend declaration plus $4,041,000.

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

(In thousands)

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$23,354	$—	$23,354	$—
States and municipals	86,607	—	86,607	—
Mortgage-backed - residential	70,155	—	70,155	—
Equity securities	303	303	—	—
Total	$180,419	$303	$180,116	$—

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

Assets measured at fair value on a non-recurring basis are summarized below:

(In thousands)

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$2,332	—	—	$2,332
Real Estate Mortgage:
1-4 family residential	953	—	—	953
Multi-family residential	155	—	—	155
Non-farm & non-residential	970	—	—	970
Agricultural	4,515	—	—	4,515
Other real estate owned, net:
Residential	5,542	—	—	5,542
Commercial real estate	42	—	—	42
Loan servicing rights	380	—	—	380

(In thousands)

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$3,727	—	—	$3,727
Real Estate Mortgage:
1-4 family residential	2,209	—	—	2,209
Multi-family residential	1,092	—	—	1,092
Non-farm & non-residential	1,757	—	—	1,757
Agricultural	90	—	—	90
Other real estate owned, net:
Residential	3,365	—	—	3,365
Commercial real estate	1,668	—	—	1,668
Loan servicing rights	138	—	—	138

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $8.9 million, with a valuation allowance of $1.6 million at December 31, 2011, resulting in an additional provision for loan losses of $827 thousand for the year ending December 31, 2011. At December 31, 2010, impaired loans had a net carrying amount of $8.9 million, with a valuation allowance of $799 thousand, resulting in an additional provision for loan losses of $0 for the year ending December 31, 2010.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $5.6 million, which is made up of the outstanding balance of $7.1 million, net of a valuation allowance of $1.5 million at December 31, 2011, resulting in a write-down of $1.2 million for the year ending December 31, 2011. At December 31, 2010, other real estate owned had a net carrying amount of $4.2 million, which is made up of the outstanding balance of $5.0 million, net of a valuation allowance of $799 thousand at December 31, 2010, resulting in a write-down of $807 thousand for the year ending December 31, 2010.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $380 thousand, which is made up of the outstanding balance of $630 thousand, net of a valuation allowance of $250 thousand at December 31, 2011, resulting in a net write-down of $148 thousand for the year ending December 31, 2011. At December 31, 2010, loan servicing rights were carried at their fair value of $138 thousand, which is made up of the outstanding balance of $240 thousand, net of a valuation allowance of $102 thousand at December 31, 2010, resulting in a net recovery of $36 thousand for the year ending December 31, 2010.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments at December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$17,656	$17,656	$17,624	$17,624
Securities	180,419	180,419	176,867	176,867
Mortgage loans held for sale	625	625	—	—
Net Loans	406,025	407,872	406,905	407,925
FHLB stock	6,731	N/A	6,731	N/A
Interest receivable	4,052	4,052	4,526	4,526

Financial liabilities
Deposits	$542,924	$545,467	$537,401	$539,939
Securities sold under agreements to repurchase and other borrowings	4,524	4,524	7,179	7,178
FHLB advances	30,326	32,227	43,206	45,071
Subordinated debentures	7,217	6,339	7,217	6,151
Interest payable	963	963	1,257	1,257

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	2011	2010

Unused lines of credit	$84,253,726	$82,537,816
Commitments to make loans	7,810,567	4,718,000
Letters of credit	1,420,608	706,408

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 3.00% to 5.46% with maturities ranging from 1 to 30 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy	Purposes	Action	Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
2011
Consolidated
Total Capital (to Risk-Weighted Assets)	$64,279	14.0%	$36,718	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	58,525	12.8	18,359	4	N/A	N/A
Tier I Capital (to Average Assets)	58,525	9.2	25,414	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$65,229	14.2%	$36,705	8%	$45,882	10%
Tier I Capital (to Risk-Weighted Assets)	59,476	13.0	18,353	4	27,529	6
Tier I Capital (to Average Assets)	59,476	9.4	25,405	4	31,756	5

2010
Consolidated
Total Capital (to Risk-Weighted Assets)	$60,500	13.1%	$36,823	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	55,489	12.1	18,412	4	N/A	N/A
Tier I Capital (to Average Assets)	55,489	8.5	26,218	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$62,143	13.5%	$36,810	8%	$46,013	10%
Tier I Capital (to Risk-Weighted Assets)	57,131	12.4	18,405	4	27,608	6
Tier I Capital (to Average Assets)	57,131	8.7	26,208	4	32,760	5

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31

	2011	2010
	(In Thousands)
ASSETS
Cash on deposit with subsidiary	$182	$275
Investment in subsidiary	76,904	69,686
Securities available for sale	20	20
Other assets	374	388

Total assets	$77,480	$70,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Subordinated debentures	$7,217	$7,217
Notes payable	1,300	2,100
Other Liabilities	10	9
Stockholders’ equity
Preferred stock	—	—
Common stock	12,448	12,498
Retained earnings	52,735	49,797
Accumulated other comprehensive income (loss)	3,770	(1,252)

Total liabilities and stockholders’ equity	$77,480	$70,369

Condensed Statements of Income and Comprehensive Income

Years Ended December 31

	2011	2010	2009
	(In Thousands)
Income
Dividends from subsidiary	$3,800	$3,300	$3,100
Interest income	—	—	—
Total income	3,800	3,300	3,100

Expenses
Interest expense	296	322	377
Other expenses	86	103	101
Total expenses	382	425	478

Income before income taxes and equity in undistributed income of subsidiary	3,418	2,875	2,622

Applicable income tax benefits	150	143	162

Income before equity in undistributed income of subsidiary	3,568	3,018	2,784

Equity in undistributed income of subsidiary	2,119	1,921	2,063

Net income	5,687	4,939	4,847

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	5,790	3,962	2,390
Reclassification of realized amount	(768)	(1,374)	(1,068)

Net change in unrealized gain (loss) on securities	5,022	(2,588)	1,322

Comprehensive income	$10,709	$2,352	$6,169

Condensed Statements of Cash Flows

Years Ended December 31

	2011	2010	2009
	(In Thousands)
Cash flows from operating activities
Net income	$5,687	$4,939	$4,847
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiary	(2,119)	(1,921)	(2,063)
Change in other assets	14	28	90
Change in other liabilities	1	—	(6)
Net cash from operating activities	3,583	3,046	2,868

Cash flows from financing activities
Proceeds from note payable	—	—	2,900
Payments on note payable	(800)	(800)	(3,100)
Dividends paid	(2,402)	(2,303)	(2,195)
Proceeds from issuance of common stock	—	—	2
Purchase of common stock	(474)	(81)	(166)
Net cash from financing activities	(3,676)	(3,184)	(2,559)

Net change in cash	(93)	(138)	309

Cash at beginning of year	275	413	104

Cash at end of year	$182	$275	$413

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted

2011
First quarter	$7,458	$5,820	$1,262	$0.46	$0.46
Second quarter	7,682	6,216	1,421	0.52	0.52
Third quarter	7,466	6,165	1,774	0.67	0.67
Fourth quarter	7,285	6,123	1,230	0.44	0.44

2010
First quarter	$7,571	$4,869	$945	$0.35	$0.35
Second quarter	7,877	5,132	1,181	0.43	0.43
Third quarter	7,476	4,910	1,574	0.57	0.57
Fourth quarter	7,352	5,298	1,239	0.46	0.46

The Company recorded a gain of approximately $266 thousand and $674 thousand during the third and fourth quarters of 2011 for the gain on the sale of securities.

The Company recorded a $450 thousand addition and a $550 thousand addition to the allowance for loan losses during the third and the fourth quarters of 2011.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011.  Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

Item 9B.    Other Information

None

PART III

Item 10.     Directors and Executive Officers of the Registrant

Set forth below is information about our executive officers who do not serve as Directors, including their business experience for at least the past five years and their ages as of March 29, 2012.

Name	Age	Position with the Company

James B. Braden	33	Senior Vice President, Director of Risk Management since 2010. Previously a Senior Manager at a national public accounting firm serving financial institutions.
Brenda S. Bragonier	55	Senior Vice President, Director of Marketing since 1999.
Carol Caskey	54	Senior Vice President, Director of Human Resources since 2011. Previously an Associate Relations Consultant at a national health insurance carrier.
Gregory J. Dawson	51	Senior Vice President, Chief Financial Officer since 1989.
Norman J. Fryman	62	Executive Vice President, Chief Credit Officer since 2010. Director of Sales and Service since 2004.
William Hough	57	Senior Vice President, Director of Sales and Service since 2011. Previously a Market President since 2006.
Clark Nyberg	59	Senior Vice President, Director of Wealth Management since 2004.
Martha Woodford	58	Senior Vice President, Director of Operations, Since 2006.

The remaining information required by Item 10 is hereby incorporated by reference under the headings “Corporate Governance” and “Proposal No. 2 — Election of Directors” from the Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 16, 2012, which will be filed with the Commission on or about April 16, 2012, pursuant to Regulation 14A (“2012 Proxy Statement”).

Item 11.     Executive Compensation

The information required by Item 11 is hereby incorporated by reference under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation of Named Executive Officers” in the 2012 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference under the heading “Stock Ownership of Directors and Executive Officers” in the 2012 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference under the headings “Corporate Governance” and “Transactions with Related Persons” in the 2012 Proxy Statement.

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
March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 29, 2012
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 29, 2012
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford	March 29, 2012
Buckner Woodford, Chairman of the Board, Director

/s/William Arvin	March 29, 2012
William Arvin, Director

/s/B. Proctor Caudill	March 29, 2012
B. Proctor Caudill, Director

/s/Henry Hinkle	March 29, 2012
Henry Hinkle, Director

/s/Theodore Kuster	March 29, 2012
Theodore Kuster, Director

/s/Betty J. Long	March 29, 2012
Betty J. Long, Director

/s/Ted McClain	March 29, 2012
Ted McClain, Director

/s/Edwin S. Saunier	March 29, 2012
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 29, 2012
Robert G. Thompson, Director

/s/Woodford Van Meter	March 29, 2012
Woodford Van Meter, Director

Kentucky Bancshares, Inc.

Exhibit Index

2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 24, 2006.

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

101*

The following financial information from Kentucky Bancshares, Inc. Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on March 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of those sections, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings