Form 10-Q
period 2012-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2012-05-15
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of April 30, 2012:  2,720,425.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)

(in thousands, except share information)

	3/31/2012	12/31/2011
Assets
Cash and due from banks	$24,296	$17,129
Federal funds sold	361	528
Cash and cash equivalents	24,656	17,657
Securities available for sale	190,153	180,419
Mortgage loans held for sale	598	624
Loans	412,454	411,867
Allowance for loan losses	(5,994)	(5,842)
Net loans	406,460	406,025
Federal Home Loan Bank stock	6,731	6,731
Real estate owned, net	9,397	8,296
Bank premises and equipment, net	16,625	16,702
Interest receivable	3,573	4,052
Mortgage servicing rights	977	835
Goodwill	13,117	13,117
Other intangible assets	707	765
Other assets	4,100	4,230
Total assets	$677,095	$659,453

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$138,347	$130,999
Time deposits, $100,000 and over	94,761	93,127
Other interest bearing	329,742	318,798
Total deposits	562,850	542,924
Repurchase agreements and other borrowings	4,340	4,523
Federal Home Loan Bank advances	28,703	30,326
Subordinated debentures	7,217	7,217
Interest payable	819	963
Other liabilities	3,730	4,547
Total liabilities	607,659	590,500

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,720,425 and 2,716,805 shares issued and outstanding on March 31, 2012 and December 31, 2011	12,462	12,448
Retained earnings	53,696	52,735
Accumulated other comprehensive income	3,278	3,770
Total stockholders’ equity	69,436	68,953
Total liabilities & stockholders’ equity	$677,095	$659,453

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	3/31/2012	3/31/2011
INTEREST INCOME:
Loans, including fees	$5,862	$5,818
Securities
Taxable	449	796
Tax exempt	768	763
Other	83	81
Total interest income	7,162	7,458
INTEREST EXPENSE:
Deposits	685	1,192
Repurchase agreements and other borrowings	13	21
Federal Home Loan Bank advances	292	367
Subordinated debentures	62	58
Total interest expense	1,052	1,638
Net interest income	6,110	5,820
Loan loss provision	450	750
Net interest income after provision	5,660	5,070
NON-INTEREST INCOME:
Service charges	1,070	1,003
Loan service fee income	87	44
Trust department income	156	166
Securities available for sale gains, net	160	3
Gain on sale of mortgage loans	478	148
Brokerage Income	51	39
Debit Card Interchange Income	445	392
Other	49	32
Total other income	2,496	1,827
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,081	2,716
Occupancy expenses	709	755
Repossession expenses (net)	329	79
FDIC Insurance	141	229
Legal and professional fees	200	170
Data processing	315	217
Debit Card Expenses	200	170
Amortization	58	64
Advertising and marketing	176	152
Taxes other than payroll, property and income	214	210
Telephone	74	162
Postage	73	77
Loan fees	117	30
Other	521	399
Total other expenses	6,208	5,430
Income before taxes	1,948	1,467
Income taxes	330	205
Net income	$1,618	$1,262
Other Comprehensive Income, net of tax:
Change in Unrealized Gains (Losses) on Securities	(491)	1,294
Comprehensive Income	$1,127	$2,556

Earnings per share
Basic	$0.60	$0.46
Diluted	0.60	0.46

Dividends per share	0.23	0.22

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	—Common Stock (1)—		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income/ (Loss)	Equity

Balances, January 1, 2012	2,716,805	$12,448	$52,735	$3,770	$68,953

Common stock issued, including tax benefit, net	5,620	—	—	—	—

Stock based compensation expense	—	23	—	—	23

Common stock purchased and retired	(2,000)	(9)	(31)	—	(40)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	(492)	(492)

Net income	—	—	1,618	—	1,618

Dividends declared - $0.23 per share	—	—	(626)	—	(626)

Balances, March 31, 2012	2,720,425	$12,462	$53,696	$3,278	$69,436

(1) Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended
	3/31/2012	3/31/2011
Cash Flows From Operating Activities
Net Income	$1,618	$1,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363	398
Securities amortization (accretion), net	306	(17)
Stock based compensation expense	23	26
Provision for loan losses	450	750
Securities gains, net	(160)	(3)
Originations of loans held for sale	(16,196)	(5,980)
Proceeds from sale of loans	16,700	6,128
Losses on other real estate	30	2
Gain on sale of mortgage loans	(478)	(148)
Changes in:
Interest receivable	479	658
Real estate owned, net	(4)	—
Other assets	(25)	797
Interest payable	(144)	(66)
Other liabilities	(564)	(1,081)
Net cash from operating activities	2,399	2,726
Cash Flows From Investing Activities
Purchases of securities	(39,181)	(7,473)
Proceeds from principal payments, sales, maturities and calls of securities	28,556	10,003
Net change in loans	(2,317)	(4,245)
Purchases of bank premises and equipment	(216)	(263)
Purchase of Other Real Estate	(88)	—
Proceeds from the sale of other real estate	392	772
Net cash from investing activities	(12,854)	(1,206)
Cash Flows From Financing Activities:
Net change in deposits	19,926	1,378
Net change in repurchase agreements and other borrowings	17	1,499
Payments on Federal Home Loan Bank advances	(1,623)	(6,583)
Payments on note payable	(200)	(200)
Purchase of common stock	(40)	(17)
Dividends paid	(626)	(603)
Net cash from financing activities	17,454	(4,526)
Net change in cash and cash equivalents	6,999	(3,006)
Cash and cash equivalents at beginning of period	17,657	17,625
Cash and cash equivalents at end of period	$24,656	$14,619

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$1,196	$1,704
Income taxes	—	—

Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$1,520	$1,898

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

2.               SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

March 31, 2012
U.S. government agencies	$22,675	$8	$(91)	$22,592
States and political subdivisions	82,204	4,273	(85)	86,392
Mortgage-backed - residential	80,037	943	(114)	80,866
Equity securities	270	33	—	303
Total	$185,186	$5,257	$(290)	$190,153

December 31, 2011
U.S. government agencies	$23,363	$10	$(19)	$23,354
States and political subdivisions	81,697	4,938	(28)	86,607
Mortgage-backed - residential	69,378	786	(9)	70,155
Equity securities	270	33	—	303
Total	$174,708	$5,767	$(56)	$180,419

The amortized cost and fair value of securities at March 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
(in thousands)	Cost	Value

Due in one year or less	$228	$231
Due after one year through five years	5,963	6,085
Due after five years through ten years	41,594	42,637
Due after ten years	57,094	60,031
	104,879	108,984
Mortgage-backed - residential	80,037	80,866
Equity	270	303

Total	$185,186	$190,153

Proceeds from sales of securities during the first three months of 2012 and 2011 were $12.8 million and $0.  Gross gains of $160 thousand and no gross losses were realized on those sales during 2012, respectively.  The tax provision related to these realized gains was $54 thousand and $0, respectively.

Securities with unrealized losses at March 31, 2012 and at December 31, 2011 not recognized in income are as follows:

March 31, 2012

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$16,440	$(91)	$—	$—	$16,440	$(91)
States and municipals	5,103	(71)	1,012	(14)	6,115	(85)
Mortgage-backed - residential	15,789	(114)	—	—	15,789	(114)

Total temporarily impaired	$37,332	$(276)	$1,012	$(14)	$38,344	$(290)

December 31, 2011

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$10,984	$(19)	$—	$—	$10,984	$(19)
States and municipals	2,006	(27)	1,028	(1)	3,034	(28)
Mortgage-backed - residential	3,159	(9)	—	—	3,159	(9)

Total temporarily impaired	$16,149	$(55)	$1,028	$(1)	$17,177	$(56)

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

3. LOANS

Loans at period-end are as follows:

(in thousands)

	3/31/12	12/31/11

Commercial	$30,126	$28,892
Real estate construction	10,388	13,261
Real estate mortgage:
1-4 family residential	165,295	160,645
Multi-family residential	13,055	13,305
Non-farm & non-residential	97,889	100,047
Agricultural	78,060	77,820
Consumer	16,976	17,572
Other	665	324
Total	$412,454	$411,866

Activity in the allowance for loan losses for the three month periods indicated was as follows:

	Three Months Ended March 31, 2012
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$192	$—	$—	$14	$206
Real estate Construction	1,008	—	—	7	1,015
Real estate mortgage:
1-4 family residential	2,257	144	4	263	2,380
Multi-family residential	336	—	1	(19)	318
Non-farm & non-residential	410	—	—	15	425
Agricultural	721	15	2	104	812
Consumer	524	128	6	124	526
Other	50	146	122	(1)	25
Unallocated	344	—	—	(57)	287
	$5,842	$433	$135	$450	$5,994

	Three Months Ended March 31, 2011
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$235	$18	$—	$6	$223
Real estate Construction	721	—	—	(50)	671
Real estate mortgage:
1-4 family residential	1,827	90	4	548	2,289
Multi-family residential	148	—	144	(27)	265
Non-farm & non-residential	889	15	14	16	904
Agricultural	265	—	11	(37)	239
Consumer	582	53	6	50	585
Other	58	222	185	16	37
Unallocated	200	—	—	228	428
	$4,925	$398	$364	$750	$5,641

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.3 million as of March 31, 2012 and $2.9 million at December 31, 2011) in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31 2011:

As of March 31, 2012

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$206	$206
Real estate construction	703	312	1,015
Real estate mortgage:
1-4 family residential	353	2,027	2,380
Multi-family residential	52	267	318
Non-farm & non-residential	72	353	425
Agricultural	495	317	812
Consumer	—	526	526
Other	—	25	25
Unallocated	—	287	287
	$1,675	$4,319	$5,994
Loans:
Commercial	$—	$30,126	$30,126
Real estate construction	3,954	6,433	10,388
Real estate mortgage:
1-4 family residential	2,076	163,219	165,295
Multi-family residential	207	12,848	13,055
Non-farm & non-residential	2,312	95,576	97,888
Agricultural	6,411	71,650	78,060
Consumer	—	16,976	16,976
Other	—	665	665
	$14,960	$397,494	$412,454

As of December 31, 2011

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Allowance for Loan Losses:
Commercial	$—	$192	$192
Real estate construction	703	305	1,008
Real estate mortgage:
1-4 family residential	325	1,932	2,257
Multi-family residential	52	284	336
Non-farm & non-residential	119	291	410
Agricultural	427	294	721
Consumer	—	524	524
Other	—	50	50
Unallocated	—	344	344
	$1,626	$4,216	$5,842
Loans:
Commercial	$—	$28,892	$28,892
Real estate construction	3,975	9,286	13,261
Real estate mortgage:
1-4 family residential	1,873	158,772	160,645
Multi-family residential	207	13,098	13,305
Non-farm & non-residential	2,667	97,380	100,047
Agricultural	6,416	71,404	77,820
Consumer	—	17,572	17,572
Other	—	324	324
	$15,138	$396,728	$411,866

The following table presents individually impaired average loan balances by class for the three months periods ended March 31, 2012 and March 31, 2011:

	March 31, 2012	March 31, 2011
(in thousands)	Three Month Average	Three Month Average

Commercial	$—	$—
Real Estate construction	4,361	6,348
Real estate mortgage:
1-4 family residential	1,974	3,611
Multi-family residential	207	2,031
Non-farm & non-residential	2,490	5,807
Agricultural	6,413	3,534
Installment	—	—
Other	—	—
Total	$15,445	$21,331

Interest income and cash-basis interest income recognized during impairment for the three months ending 2011 is shown below:

Three Months Ended
(in thousands)	March 31, 2011

Commercial	$—
Real estate construction	—
Real estate mortgage:
1-4 family residential	5
Multi-family residential	—
Non-farm & non-residential	—
Agricultural	29
Consumer	—
Other	—
Total	$34

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	1,600	920	—	1,326	—	—
Real estate mortgage:
1-4 family residential	276	256	—	435	30	30
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	1,575	1,575	—	1,577	1	1
Agricultural	1,469	1,469	—	1,471	1	1
Consumer	—	—	—	—	3	3
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	703	3,035	—
Real estate mortgage:
1-4 family residential	1,800	1,775	353	1,539	—	—
Multi-family residential	207	207	52	207	—	—
Non-farm & non-residential	736	736	72	913	—	—
Agricultural	4,942	4,942	495	4,942	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—
Total	$15,640	$14,915	$1,675	$15,445	$35	$35

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

The following tables present the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of March 31, 2012 and December 31, 2011:

As of March 31, 2012

(in thousands)

		Loans Past Due
		Over 90 Days
		Still	Trouble Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	73	—	—
Real estate mortgage:
1-4 family residential	3,019	493	525
Multi-family residential	207	—	—
Non-farm & non-residential	876	—	—
Agricultural	406	142	585
Consumer	130	2	—

Total	$4,711	$637	$1,110

As of December 31, 2011

(in thousands)

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	1,138	—	—
Real estate mortgage:
1-4 family residential	2,573	372	519
Multi-family residential	207	—	—
Non-farm & non-residential	1,421	—	—
Agricultural	610	—	585
Consumer	68	26	—

Total	$6,017	$398	$1,104

Nonaccrual loans secured by real estate make up 98.0% of the total nonaccruals at March 31, 2012.

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

During the first three months of 2012, $1.5 million of impaired loans were transferred to other real estate owned and $312 thousand recorded in charge offs which contributed to a reduction in nonaccrual loan balances.

The following tables present the aging of the recorded investment in past due and non-accrual loans as of March 31, 2012 and December 31, 2011 by class of loans:

As of March 31, 2012

         (in thousands)

	30-59	60-89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$246	$—	$—	$—	$246	$29,880
Real estate construction	—	—	—	73	73	10,315
Real estate mortgage:
1-4 family residential	2,880	242	493	3,019	6,634	158,661
Multi-family residential	—	—	—	207	207	12,848
Non-farm & non-residential	250	—	—	876	1,126	96,763
Agricultural	417	—	142	406	965	77,095
Consumer	73	21	2	130	226	16,750
Other	—	—	—	—	—	665

Total	$3,866	$263	$637	$4,711	$9,477	$402,977

As of December 31, 2011

         (in thousands)

	30-59	60-89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$71	$—	$—	$—	$71	$28,821
Real estate construction	—	—	—	1,138	1,138	12,123
Real estate mortgage:
1-4 family residential	1,859	232	372	2,573	5,036	155,609
Multi-family residential	164	—	—	207	371	12,934
Non-farm & non-residential	153	—	—	1,421	1,574	98,473
Agricultural	468	35	—	610	1,113	76,707
Consumer	130	38	26	68	262	17,310
Other	—	—	—	—	—	324

Total	$2,845	$305	$398	$6,017	$9,565	$402,301

Troubled Debt Restructurings:

The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011.  The Company has not committed to lend additional amounts as of March 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

No loans were modified as troubled debt restructurings during the three months ending March 31, 2012.  Loans reported as restructured were modified prior to January 1, 2012.  The modification of the terms of such loans was to interest only payments for a 1 year term.

The following table presents loans by class modified as troubled debt restructurings outstanding as of March 31, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled Debt Restructurings:

Real estate mortgage:
1-4 family residential	1	$474	$525
Agricultural	1	393	585

Total	2	$867	$1,110

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge offs of $0 during the period ending March 31, 2012. The post-modification balances increased primarily for amounts advanced to pay interest and taxes.

For the three months ending March 31, 2012, no loans modified as troubled debt restructurings had defaulted on payment. Loans past due 60 days are normally considered in default.

No other loans were modified during three months ending March 31, 2012 that did not meet the definition of a troubled debt restructuring.

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

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31, 2012

       (in thousands)

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$28,514	$1,317	$295	$—
Real estate construction	5,264	2,016	3,108	—
Real estate mortgage:
1-4 family residential	144,117	10,491	10,576	111
Multi-family residential	9,808	2,946	300	—
Non-farm & non-residential	90,975	4,594	2,320	—
Agricultural	64,472	5,681	7,907	—

Total	$343,150	$27,045	$24,506	$111

As of December 31, 2011

       (in thousands)

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$27,294	$1,342	$256	$—
Real estate construction	6,957	2,017	4,287	—
Real estate mortgage:
1-4 family residential	141,403	9,603	9,613	26
Multi-family residential	9,871	2,965	469	—
Non-farm & non-residential	91,957	5,317	2,773	—
Agricultural	63,391	6,663	7,751	15

Total	$340,873	$27,907	$25,149	$41

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $132 thousand at March 31, 2012 and $94 thousand at December 31, 2011.

4.  REAL ESTATE OWNED

Activity in real estate owned was as follows:

	Three Months Ended
	2012	2011
	(in thousands)

Beginning of year	$8,296	$8,424
Additions	1,520	1,898
Sales	(447)	(775)
Changes in valuation allowance	4	—
Recovery from sale in valuation allowance	24	3

End of period	$9,397	$9,550

Activity in the valuation allowance was as follows:

	Three Months Ended
	2012	2011
	(in thousands)

Beginning of year	$1,516	$799
Additions charged to expense, net	(4)	—
Recovery from sale	(24)	(3)

End of period	$1,488	$796

Expenses related to foreclosed assets include:

	Three Months Ended
	2012	2011

Net loss (gain) on sales	$30	$2
Provision for unrealized losses	(4)	—
Operating expenses (receipts), net of rental income	333	79

End of period	$359	$81

5.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31
	2012	2011
	(in thousands)

Basic Earnings Per Share
Net Income	$1,618	$1,262
Weighted average common shares outstanding	2,708	2,731
Basic earnings per share	$0.60	$0.46

Diluted Earnings Per Share
Net Income	$1,618	$1,262
Weighted average common shares outstanding	2,708	2,731
Add dilutive effects of assumed vesting of stock grants	3	4
Weighted average common and dilutive potential common shares outstanding	2,711	2,735
Diluted earnings per share	$0.60	$0.46

Stock options for 29,160 shares of common stock for the three months ended March 31, 2012 and 31,540 shares of common stock for the three months ended March 31, 2011 were excluded from diluted earnings per share because their impact was antidilutive.  Restricted stock grants of 666 shares of common stock for the three months ended March 31, 2012 and 17,655 shares of common stock for the three months ended March 31, 2011 were excluded from diluted earnings per share because their impact was antidilutive.

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

The combined summary of activity for 2012 in the expired Stock Option Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	30,660	$29.68
Granted	—	—
Forfeited or expired	(1,500)	26.47
Exercised	—	—
Outstanding, end of period	29,160	$29.86	26.2 months	$—

Vested and expected to vest	29,160	$29.86	26.2 months	$—

Exercisable, end of period	29,160	$29.86	26.2 months	$—

As of March 31, 2012, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under either Plan.  Since both Stock Option Plans have expired, as of March 31, 2012 no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 5,615 shares issued during 2012 and 5,955 shares issued during 2011.  There were no shares forfeited during the first three months of 2012 and 65 shares forfeited during the first three months of 2011.  As of March 31, 2012, the restricted stock grant plan allows for additional restricted stock share awards of up to 18,280 shares.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2012	13,434	$253,366	$18.86
Granted	5,615	106,741	19.01
Vested	(3,817)	(83,045)	21.76
Forfeited	—	—	—

Nonvested at March 31, 2012	15,232	$277,062	$18.19

As of March 31, 2012, there was $271,198 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  As of March 31, 2012 no awards have been granted under the plan and 150,000 shares are still available.

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

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on recent unadjusted third party real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent unadjusted third party real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics are reviewed.  On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.  The most recent analysis performed indicated that a discount of 22.5% should be applied to properties with appraisals that are more than 12 months old.

Mortgage Servicing Rights:  On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Fair value is based on an unadjusted third party valuation.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification.

Assets and Liabilities Measured on a Recurring Basis

Available for sale investment securities are the Company’s only balance sheet item that meet the disclosure requirements for instruments measured at fair value on a recurring basis.  Disclosures are as follows in the tables below.

	Fair Value Measurements at March 31, 2012 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$22,592	$—	$22,592	$—
States and municipals	86,392	—	86,392	—
Mortgage-backed - residential	80,866	—	80,866	—
Equity securities	303	303	—	—
Total	$190,153	$303	$189,850	$—

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$23,354	$—	$23,354	$—
States and municipals	86,607	—	86,607	—
Mortgage-backed - residential	70,155	—	70,155	—
Equity securities	303	303	—	—
Total	$180,419	$303	$180,116	$—

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$2,332	$—	$—	$2,332
Real Estate Mortgage:
1-4 family residential	1,422	—	—	1,422
Multi-family residential	155	—	—	155
Non-farm & non-residential	664	—	—	664
Agricultural	4,447	—	—	4,447

Other real estate owned:
Residential	5,456	—	—	5,456
Commercial real estate	42	—	—	42

Loan servicing rights	547	—	—	547

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$2,332	$—	$—	$2,332
Real Estate Mortgage:
1-4 family residential	953	—	—	953
Multi-family residential	155	—	—	155
Non-farm & non-residential	970	—	—	970
Agricultural	4,515	—	—	4,515

Other real estate owned:
Residential	5,542	—	—	5,542
Commercial real estate	42	—	—	42

Loan servicing rights	380	—	—	380

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.0 million, which includes a valuation allowance of $1.7 million at March 31, 2012, resulting in an additional provision for loan losses of $49 thousand for the three months ending March 31, 2012 and an additional provision for loan losses of $485 thousand for the three months ending March 31, 2011.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $5.5 million, which is made up of the outstanding balance of $7.0 million, net of a valuation allowance of $1.5 million at March 31, 2012.  The write-down of Other Real Estate Owned properties netted to a recovery of $4 thousand for the three months ending March 31, 2012 and no write-downs or recoveries were recorded for the three months ending March 31, 2011.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $547 thousand, which is made up of the outstanding balance of $774 thousand, net of a valuation allowance of $228 thousand at March 31, 2012, resulting in a recovery of $63 thousand for the three months ending March 31, 2012 and a recovery of $20 thousand for the three months ending March 31, 2011.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011 are as follows:

Fair Value Measurements at

March 31, 2012 Using:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$24,656	$24,656	$—	$—	$24,656
Securities	190,153	303	189,850	—	190,153
Mortgage loans held for sale	598	—	598	—	598
Loans, net	406,460	—	—	408,064	408,064
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,573	—	1,312	2,261	3,573
Financial liabilities
Deposits	$562,850	$—	$565,140	$—	$565,140
Securities sold under agreements to repurchase and other borrowings	4,340	—	4,340	—	4,340
FHLB advances	28,703	—	30,282	—	30,282
Subordinated Debentures	7,217	—	—	6,792	6,792
Interest payable	819	—	810	9	819

December 31, 2011:

	December 31, 2011
	Carrying
	Amount	Fair Value

Financial assets
Cash and cash equivalents	$17,657	$17,657
Securities	180,419	180,419
Mortgage loans held for sale	625	625
Loans, net	406,025	407,872
FHLB stock	6,731	N/A
Interest receivable	4,052	4,052

Financial liabilities
Deposits	$542,924	$545,467
Securities sold under agreements to repurchase and other borrowings	4,524	4,524
FHLB advances	30,326	32,227
Subordinated debentures	7,217	6,339
Interest payable	963	963

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

FHLB Stock - It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans - Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Deposits - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification.  The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification.  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Securities Sold Under Agreements to Repurchase and Other Borrowings - The carrying amounts of borrowings under repurchase agreements approximate their fair values resulting in a Level 2 classification.

The carrying amount of the Company’s variable rate borrowings approximate their fair values resulting in a Level 2 classification.

FHLB Advances and Subordinated Debentures - The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued Interest Receivable/Payable - The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the related asset/liability.

Off-balance Sheet Instruments - Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of off-balance sheet instruments is not material.

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

Summary

The Company recorded net income of $1.6 million, or $0.60 basic earnings and diluted earnings per share for the first three months ending March 31, 2012 compared to $1.3 million or $0.46 basic earnings and diluted earnings per share for the three month period ending March 31, 2011.  The first three months earnings reflect an increase of 28.2% compared to the same time period in 2011.  Multiple positive trends in income contributed to this including an increase of $330 thousand in the gains on sold loans, and increase of $157 thousand in the gains on sold securities, an increase in net interest income of $290 thousand and a decrease in the loss provision of $300 thousand.  These positive changes to net income during 2012 were partially offset by an increase of $778 thousand in non-interest expenses.  Of this, $365 thousand was due to an increase in salaries and benefits expense, $250 thousand was due to an increase in repossession expenses and $122 thousand was related to other multiple smaller expenses.

Return on average assets was 0.96% for the three months ending March 31, 2012 and 0.76% for the three month period ending March 31, 2011.  Return on average equity was 9.2% for the three month period ended March 31, 2012 and 8.2% for the same period in 2011.  Gross loans increased $600 thousand from $411.9 million on December 31, 2011 to $412.5 million on March 31, 2012.  The overall increase is attributed mostly to an increase of $4.7 million in 1-4 family residential loan balances and an increase of $1.2 million in commercial loan balances.  The aforementioned increases were partially offset by a decrease of $2.9 million in real estate construction loan balances and a decrease of $2.2 million in non-farm & non-residential property loan balances.

Total deposits increased from $542.9 million on December 31, 2011 to $562.9 million on March 31, 2012, an increase of $20.0 million.  The overall increase is partly attributed to an increase of $5.7 million in public fund deposits from December 31, 2011 to March 31, 2012.  Non-interest bearing demand deposit accounts increased $7.3 million from December 31, 2011 to March 31, 2012.  This increase is not all attributed to additional deposits being placed with the bank; part of the increase resulted from time deposits moving to non-interest bearing demand deposit accounts.  Time deposits $100 thousand and over increased $1.6 million and other interest bearing deposit accounts increased $10.9 million.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $6.1 million for the three months ended March 31, 2012 compared to $5.8 million for the three months ended March 31, 2011, an increase of 4.98%.  The interest spread of 3.95% for the first three months of 2012 is up from 3.85% reported for the same period in 2011, an increase of 10 basis points.  Rates have remained fairly low in the past year.  The slight increase in the net interest spread is largely attributed to a decrease of 39 basis points in the cost of deposit accounts.  For the first three months ending March 31, 2012, the cost of total deposits was 0.49% compared to 0.88% for the same time period in 2011.  Increasing non-interest bearing deposit accounts has also helped to lower the cost of deposits.

For the first three months, the yield on assets decreased from 4.96% in 2011 to 4.66% in 2012.  The year to date average balance of federal funds sold decreased $10.7 million for the first three months in 2012 compared to 2011 and the year to date average of cash and due from banks increased $15.3 million in 2012 compared to 2011.  The yield on loans decreased 4 basis points in the first three months of 2012 compared to 2011 from 5.76% to 5.72%.  The cost of liabilities decreased from 1.11% in 2011 to 0.71% in 2012.  Year to date average loans increased $1.1 million, or 0.3% from March 31, 2011 to March 31, 2012.  Loan interest income has increased $44 thousand for the first three months of 2012 compared to the first three months of 2011.  Year to date average deposits increased from March 31, 2011 to March 31, 2012, up $8.7 million or 1.5%.  Year to date average interest bearing deposits decreased $7.3 million, or 1.7%, from March 31, 2011 to March 31, 2012.  Deposit interest expense has decreased $507 thousand for the first three months of 2012 compared to the same period in 2011.  Year to date average borrowings decreased $11.1 million, or 21.2% from March 31, 2011 to March 31, 2012.  The decrease is mostly attributed to paying off Federal Home Loan Bank advances at maturity and not replacing them.  Interest expense on borrowed funds has decreased $79 thousand for the first three months of 2012 compared to the same period in 2011.

The volume rate analysis for 2012 that follows indicates that $132 thousand of the decrease in interest income is attributable to the decrease in volume, while the change in rates contributed to a decrease of $164 thousand in interest income.  Even more affected by volume and rate changes was the liability side of the balance sheet.  The average rate of the Company’s total outstanding deposits and borrowing liabilities decreased from 1.11% in 2011 to 0.71% in 2012.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $412 thousand in interest expense, while the change in volume was responsible for a $174 thousand decrease in interest expense.  As a result, the increase in the 2012 net interest income is mostly attributed to decreases in rates on deposits.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2012.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	2012 vs. 2011
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$16	$28	$44
Investment Securities	(28)	(314)	(342)
Other	(120)	122	2
Total Interest Income	(132)	(164)	(296)
INTEREST EXPENSE
Deposits
Demand	156	(269)	(113)
Savings	9	(12)	(3)
Negotiable Certificates of
Deposit and Other
Time Deposits	(108)	(283)	(391)
Securities sold under agreements to repurchase and other borrowings	(25)	22	(3)
Federal Home Loan
Bank advances	(206)	130	(76)
Total Interest Expense	(174)	(412)	(586)
Net Interest Income	$42	$248	$290

Non-Interest Income

Non-interest income increased $669 thousand for the three months ended March 31, 2012 compared to the same period in 2011 to $2.5 million. The increase was due primarily to an increase of $157 thousand in gains recognized on sold securities and an increase of $330 thousand in gains on sold loans.

The gain on the sale of mortgage loans increased from $148 thousand in the first three months of 2011 to $478 thousand during the first three months of 2012, an increase of $330 thousand.  The volume of loans originated to sell during the first three months of 2012 increased $10.2 million compared to the same time period in 2011.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of mortgage servicing right amortization expense, was $87 thousand for the three months ending March 31, 2012 compared to $44 thousand for the three months ending March 31, 2011, an increase of $43 thousand.  During the first three months of 2012, the carrying value of the mortgage servicing right was written up a net amount of $63 thousand, as the fair value of this asset recovered.

Non-Interest Expense

Total non-interest expenses increased $778 thousand for the three month period ended March 31, 2012 compared to the same period in 2011.

For the comparable three month periods, salaries and benefits increased $365 thousand, an increase of 13.4%.  The increase is attributed largely to additional employees being hired throughout 2011 and 2012.  The number of full time equivalent employees at March 31, 2012 was 199 compared to 189 one year ago.  In addition, during the first three months of 2012, $300 thousand has been accrued for incentives compared to $150 thousand for the first three months of 2011, an increase of $150 thousand.

Occupancy expenses decreased $46 thousand to $709 thousand for the first three months of 2012 compared to the same time period in 2011.  The decrease in year to date occupancy expense during 2012 is mostly the result of a decrease of $30 thousand in building repairs and maintenance and a decrease of $11 thousand in depreciation expense.

Legal and professional fees increased $30 thousand for the first three months ended March 31, 2012 compared to the same time period in 2011.    The increase in year to date legal and professional fees is largely attributable to additional collection efforts for problem loans.  Repossession expenses increased $250 thousand for the first three months ending March 31, 2012 compared to the same time period in 2011.  Repossession expenses are reported net of income earned on the repossessed properties.  Repossession expenses were higher during the first three months of 2012 when compared to the same time period in 2011 due to acquiring and maintaining additional foreclosed properties.  In addition, the rents earned on other real estate properties, including new property added, decreased $70 thousand to $83 thousand for the three months ending March 31, 2012 compared to the same period last year.  Data processing increased $98 thousand for the three months ended March 31, 2012 compared to the same time period in 2011 primarily due to outsourcing certain functions which were performed internally during the first three months of 2011.  FDIC insurance expense decreased $88 thousand for the three months ending March 31, 2012 compared to the same time period in 2011.  The decrease is mostly attributed to a change in the calculation the FDIC uses to assess insurance premiums.

Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 16.9% compared to 14.0% in 2011.  These rates are less than the statutory rate as a result of the tax-free securities and loans and tax credits generated by certain investments held by the Company.  The rates for 2012 are higher due to the higher level of income for 2012.  Tax-exempt interest income decreased $21 thousand for the first three months of 2012 compared to the first three months of 2011.

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the three months ended March 31, 2012, the Company averaged $80.9 million in tax free securities and $13.9 million in tax free loans.  As of March 31, 2012, the weighted average remaining maturity for the tax free securities is 97 months, while the weighted average remaining maturity for the tax free loans is 170 months.

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

Cash and cash equivalents were $24.7 million as of March 31, 2012 compared to $17.7 million at December 31, 2011.  The increase in cash and cash equivalents is mainly attributable to an increase of $7.2 in cash and due from banks resulting primarily from an increase in short term deposits.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $190.2 million at March 31, 2012 compared to $180.4 million at December 31, 2011.  The available for sale securities are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first three months of 2012, deposits have increased $19.9 million, partly due to an increase of $5.7 million in public fund deposit balances.  The Company’s investment portfolio has increased $9.7 million and the Company’s loan portfolio has increased $0.6 million.  In addition, the Company has paid down FHLB advances by $1.6 million during the first three months of 2012.

The Company has a promissory note payable that matures July 30, 2012, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the Bank.  The loan agreement contains certain covenants and performance terms.  The Bank was in compliance with its debt covenants at March 31, 2012.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used.  We rely on FHLB advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of March 31, 2012, we have sufficient collateral to borrow an additional $59 million from the Federal Home Loan Bank.  In addition, as of March, 2012, $24 million is available in overnight borrowing through various correspondent banks and the Company has access to $237 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of March 31, 2012 and December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2012
Consolidated

Total Capital (to Risk-Weighted Assets)	$65,134	14.1%	$36,996	8%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	59,335	12.8	18,498	4	N/A	N/A
Tier I Capital (to Average Assets)	59,335	9.0	26,378	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$65,902	14.3%	$37,003	8%	$46,253	10%
Tier I Capital (to Risk-Weighted Assets)	60,101	13.0	18,501	4	27,752	6
Tier I Capital (to Average Assets)	60,101	9.1	26,369	4	32,961	5

December 31, 2011
Consolidated
Total Capital (to Risk-Weighted Assets)	$64,279	14.0%	$36,718	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	58,525	12.8	18,359	4	N/A	N/A
Tier I Capital (to Average Assets)	58,525	9.2	25,405	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$65,229	14.2%	$36,705	8%	$45,882	10%
Tier I Capital (to Risk-Weighted Assets)	59,476	13.0	18,353	4	27,529	6
Tier I Capital (to Average Assets)	59,476	9.4	25,405	4	31,756	5

Non-Performing Assets

As of March 31, 2012, our non-performing assets totaled $15.8 million or 2.34% of assets compared to $15.8 million or 2.40% of assets at December 31, 2011 (See table below.)  The Company experienced a decrease of $1.3 million in non-accrual loans from December 31, 2011 to March 31, 2012, primarily due to $1.4 million moving to other real estate.  As of March 31, 2012, non-accrual loans include $73 thousand in loans secured by real estate construction, $406 thousand in loans secured by farmland, $3.0 million in loans secured by 1-4 family residential properties and $876 thousand in loans secured by non-farm & non-residential real estate.  Real estate loans composed 98.0 % of the non-performing loans as of March 31, 2012 and 99.3% as of December 31, 2011.  Forgone interest income on non-accrual loans totaled $53 thousand for the first three months of 2012 compared to forgone interest of $54 thousand for the same time period in 2011.  Accruing loans that are contractually 90 days or more past due as of March 31, 2012 totaled $637 thousand compared to $398 thousand at December 31, 2011, an increase of $239 thousand.  The total nonperforming loans decreased $1.1 million from December 31, 2011 to March 31, 2012, resulting in a decrease in the ratio of nonperforming loans to loans of 27 basis points to 1.56%.  In addition, the amount the Company has booked as “Other Real Estate” has increased $1.1 million from December 31, 2011 to March 31, 2012.  As of March 31, 2012, the amount recorded as “Other Real Estate” totaled $9.4 million compared to $8.3 million at December 31, 2011.  The overall increase is largely attributed to one loan customer.  One property which was recorded into other real estate during 2012 has a carrying value of $478 thousand and is classified as non-farm and non-residential.  The allowance as a percentage of non-performing and restructured loans and Other Real Estate Owned increased from 37% at December 31, 2011 to 38% at March 31, 2012.

Nonperforming Assets

	3/31/12	12/31/11
	(in thousands)
Non-accrual Loans	$4,711	$6,017
Accruing Loans which are Contractually past due 90 days or more	637	398
Troubled Debt Restructurings	1,101	1,104
Total Nonperforming Loans	6,449	7,519
Other Real Estate	9,397	8,296
Total Nonperforming Loans and Other Real Estate	$15,846	$15,815
Nonperforming Loans as a Percentage of Loans	1.56%	1.83%
Nonperforming Loans and Other Real Estate as a Percentage of Total Assets	2.34%	2.40%
Allowance as a Percentage of Period-end Loans	1.45%	1.42%
Allowance as a Percentage of Non-performing and Restructured Loans	93%	78%
Allowance as a Percentage of Non-performing Loans and Other Real Estate	38%	37%

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

Provision for Loan Losses

The loan loss provision for the first three months was $450 thousand for 2012 and $750 thousand for 2011.  Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions.  The average loss rates are reviewed for trends in the analysis, as well as comparisons to peer group loss rates.  Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type.  Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types.  As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Nonperforming loans have decreased $1.1 million since December 31, 2011 to $6.4 million as of March 31, 2012.  Other real estate increased $1.1 million over this same time period as some nonperforming loans moved to other real estate.

The March 31, 2012 unallocated allowance of $287 thousand is comparable to the December 31, 2011 balance of $344 thousand.  This reduction relates similar to the reduction in nonperforming loans mentioned previously.

Net charge-offs for the three month period ended March 31, 2012 were $298 thousand compared to net charge-offs of $34 thousand for the same period in 2011.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

	Three Months Ended March 31
	(in thousands)
Loan Losses	2012	2011

Balance at Beginning of Period	$5,842	$4,925
Amounts Charged-off:
Commercial	—	18
Real Estate Construction	—	—
1-4 family residential	144	90
Multi-family residential	—	—
Non-farm & non-residential	—	15
Agricultural	15	—
Consumer and other	274	275
Total Charged-off Loans	433	398
Recoveries on Amounts
Previously Charged-off:
Commercial	—	—
Real Estate Construction	—	—
1-4 family residential	4	4
Multi-family residential	1	144
Non-farm & non-residential	—	14
Agricultural	2	11
Consumer and other	128	191
Total Recoveries	135	364
Net Charge-offs	298	34
Provision for Loan Losses	450	750
Balance at End of Period	5,994	5,641
Loans
Average	410,801	409,449
At March 31	412,454	414,232
As a Percentage of Average Loans:
Net Charge-offs for the period	0.07%	0.01%
Provision for Loan Losses for the period	0.11%	0.18%
Allowance as a Multiple of
Net Charge-offs (annualized)	5.0	41.5

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

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations.  We have no market risk sensitive instruments held for trading purposes. Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of March 31, 2012, the projected percentage changes are within the Board approved limits.  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  This period’s volatility is comparable in each rate shock simulation compared to the same period a year ago but with less volatility in the rising 300 basis points shock scenario.  The projected net interest income report summarizing our interest rate sensitivity as of March 31, 2012 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (4/12 - 3/13)
Net interest income	$24,702	$25,441	$25,999	$25,951	$26,034
Net interest income dollar change	(1,297)	(558)	N/A	(49)	35
Net interest income percentage change	-5.0%	-2.1%	N/A	-0.3%	0.1%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of March 31, 2011 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (4/11 - 3/12)
Net interest income	$23,882	$24,626	$25,132	$25,028	$24,930
Net interest income dollar change	(1,250)	(506)	N/A	(105)	(202)
Net interest income percentage change	-5.0%	-2.0%	N/A	-0.4%	-0.8%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from March 31, 2012, year one reflected a decline in net interest income of 2.1% with a 100 basis point decline compared to the 2.0% decline in 2011.  The 100 basis point increase in rates reflected a 0.3% decrease in net interest income in 2012 compared to an decrease of 0.4% in 2011.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the March 31, 2012 balance sheet, a 100 basis point increase in rates results in a 1.6% decrease in EVE.  A 100 basis point decrease in rates results in a 6.5% decrease in EVE.  These are within the Board approved limits.

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

Other than the additional risk factor mentioned above, there are no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which you are encouraged to carefully consider.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

1/1/12 — 1/31/12	—	$—	—	99,487 shares

2/1/12 — 2/29/12	1,000	19.61	1,000	98,487 shares

3/1/12 — 3/31/12	1,000	21.29	1,000	97,487 shares

Total	2,000		2,000	97,487 shares

On October 25, 2000, we announced that our Board of Directors approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through March 31, 2012, 302,513 shares have been purchased.

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

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 14, 2012, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011,
(ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011,
(iii) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012,
(iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and
(v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	5/15/12	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	5/15/12	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer