Form 10-Q
period 2012-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2012-08-13
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of Common Stock outstanding as of July 31, 2012:  2,719,674.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands)

	6/30/2012	12/31/2011
Assets
Cash and due from banks	$15,204	$17,129
Federal funds sold	110	528
Cash and cash equivalents	15,314	17,657
Securities available for sale	184,962	180,419
Mortgage loans held for sale	92	624
Loans	421,399	411,867
Allowance for loan losses	(5,789)	(5,842)
Net loans	415,610	406,025
Federal Home Loan Bank stock	6,731	6,731
Real estate owned, net	8,644	8,296
Bank premises and equipment, net	16,705	16,702
Interest receivable	3,688	4,052
Mortgage servicing rights	995	835
Goodwill	13,117	13,117
Other intangible assets	649	765
Other assets	4,036	4,230
Total assets	$670,543	$659,453

Liabilities and Stockholders’ Equity Deposits
Non-interest bearing	$137,711	$130,999
Time deposits, $100,000 and over	88,452	93,127
Other interest bearing	316,968	318,798
Total deposits	543,131	542,924
Repurchase agreements and other borrowings	5,592	4,523
Federal Funds Purchased	2,691	—
Federal Home Loan Bank advances	33,307	30,326
Subordinated debentures	7,217	7,217
Interest payable	732	963
Other liabilities	5,508	4,547
Total liabilities	598,178	590,500

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,722,481 and 2,716,805 shares issued and outstanding on June 30, 2012 and December 31, 2011	12,470	12,448
Retained earnings	54,848	52,735
Accumulated other comprehensive income	5,047	3,770
Total stockholders’ equity	72,365	68,953
Total liabilities & stockholders’ equity	$670,543	$659,453

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share amounts)

	Six Months Ending
	6/30/2012	6/30/2011
INTEREST INCOME:
Loans, including fees	$11,859	$11,944
Securities
Taxable	924	1,508
Tax exempt	1,536	1,529
Other	164	158
Total interest income	14,483	15,139
INTEREST EXPENSE:
Deposits	1,322	2,247
Repurchase agreements and other borrowings	25	43
Federal Home Loan Bank advances	544	696
Subordinated debentures	123	117
Total interest expense	2,014	3,103
Net interest income	12,469	12,036
Loan loss provision	1,000	1,450
Net interest income after provision	11,469	10,586
NON-INTEREST INCOME:
Service charges	2,182	2,155
Loan service fee income	83	86
Trust department income	344	351
Securities available for sale gains	271	224
Gain on sale of mortgage loans	848	283
Brokerage Income	121	72
Debit Card Interchange Income	927	819
Other	202	111
Total other income	4,978	4,101
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,153	5,876
Occupancy expenses	1,486	1,511
Repossession expenses (net)	520	294
FDIC Insurance	286	453
Legal and professional fees	372	367
Data processing	610	482
Debit Card Expenses	421	349
Amortization	117	124
Advertising and marketing	352	305
Taxes other than payroll, property and income	428	371
Telephone	158	271
Postage	148	149
Loan fees	211	60
Other	1,031	949
Total other expenses	12,293	11,561
Income before taxes	4,154	3,126
Income taxes	758	443
Net income	$3,396	$2,683
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	1,277	3,102
Comprehensive Income	$4,673	$5,785

Earnings per share
Basic	$1.25	$0.98
Diluted	1.25	0.98

Dividends per share	0.46	0.44

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	6/30/2012	6/30/2011
INTEREST INCOME:
Loans, including fees	$5,997	$6,126
Securities
Taxable	475	712
Tax exempt	768	766
Other	81	77
Total interest income	7,321	7,681
INTEREST EXPENSE:
Deposits	637	1,055
Repurchase agreements and other borrowings	12	22
Federal Home Loan Bank advances	252	329
Subordinated debentures	61	59
Total interest expense	962	1,465
Net interest income	6,359	6,216
Loan loss provision	550	700
Net interest income after provision	5,809	5,516
NON-INTEREST INCOME:
Service charges	1,112	1,152
Loan service fee income	(4)	42
Trust department income	188	185
Securities available for sale gains	111	221
Gain on sale of mortgage loans	370	135
Brokerage Income	70	33
Debit Card Interchange Income	482	427
Other	153	79
Total other income	2,482	2,274
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,072	3,160
Occupancy expenses	777	756
Repossession expenses (net)	191	215
FDIC Insurance	145	224
Legal and professional fees	172	197
Data processing	295	265
Debit Card Expenses	221	179
Amortization	59	60
Advertising and marketing	176	153
Taxes other than payroll, property and income	214	161
Telephone	84	109
Postage	75	72
Loan fees	94	30
Other	510	550
Total other expenses	6,085	6,131
Income before taxes	2,206	1,659
Income taxes	428	238
Net income	$1,778	$1,421
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	1,768	1,808
Comprehensive Income	$3,546	$3,229

Earnings per share
Basic	$0.65	$0.52
Diluted	0.65	0.52

Dividends per share	0.23	0.22

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	—Common Stock(1)—		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity

Balances, January 1, 2012	2,716,805	$12,448	$52,735	$3,770	$68,953

Common stock issued, including tax benefit, net	5,614	1	—	—	1

Stock based compensation expense	—	46	—	—	46

Common stock purchased and retired	(2,745)	(25)	(31)	—	(56)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	1,277	1,277

Net income	—	—	3,396	—	3,396

Dividends declared - $0.46 per share	—	—	(1,252)	—	(1,252)

Balances, June 30, 2012	2,719,674	$12,470	$54,848	$5,047	$72,365

(1)Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended
	6/30/2012	6/30/2011
Cash Flows From Operating Activities
Net Income	$3,396	$2,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	827	812
Securities amortization (accretion), net	654	31
Stock based compensation expense	46	52
Provision for loan losses	1,000	1,450
Securities gains, net	(271)	(224)
Originations of loans held for sale	(28,707)	(9,430)
Proceeds from sale of loans	30,087	9,199
Gains (losses) on sale of fixed assets	14	(54)
Losses (gains) on other real estate	69	99
Gain on sale of mortgage loans	(848)	(283)
Changes in:
Interest receivable	364	814
Real estate owned, net	19	68
Other assets	(268)	(100)
Interest payable	(231)	102
Other liabilities	303	435
Net cash from operating activities	6,454	5,654
Cash Flows From Investing Activities
Purchases of securities	(44,891)	(30,681)
Proceeds from principal payments, sales, maturities and calls of securities	41,900	38,830
Net change in loans	(12,186)	(1,093)
Purchases of bank premises and equipment	(627)	(429)
Proceeds from the sale of bank premises	17	200
Proceeds from the sale of other real estate	1,349	2,283
Net cash from investing activities	(14,438)	9,110
Cash Flows From Financing Activities:
Net change in deposits	207	(20,408)
Net change in repurchase agreements and other borrowings	4,160	10,399
Advances from Federal Home Loan Bank	25,000	10,000
Payments on Federal Home Loan Bank advances	(22,019)	(16,984)
Payments on note payable	(400)	(400)
Proceeds from issuance of common stock	1	—
Purchase of common stock	(56)	(138)
Dividends paid	(1,252)	(1,205)
Net cash from financing activities	5,641	(18,736)
Net change in cash and cash equivalents	(2,343)	(3,972)
Cash and cash equivalents at beginning of period	17,657	17,625
Cash and cash equivalents at end of period	$15,314	$13,653

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$2,245	$3,010
Income taxes	300	300

Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$1,689	$3,674

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

Basis of Presentation:  The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the “Company”, “we”, “our” or “us”), its wholly-owned subsidiary, Kentucky Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, KB Special Assets Unit, LLC.  Intercompany transactions and balances have been eliminated in consolidation.

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

2.     SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

June 30, 2012
U.S. government agencies	$17,641	$89	$—	$17,730
States and political subdivisions	80,180	5,449	(15)	85,614
Mortgage-backed - residential	79,225	2,086	—	81,311
Equity securities	270	37	—	307
Total	$177,316	$7,661	$(15)	$184,962

December 31, 2011
U.S. government agencies	$23,363	$10	$(19)	$23,354
States and political subdivisions	81,697	4,938	(28)	86,607
Mortgage-backed - residential	69,378	786	(9)	70,155
Equity securities	270	33	—	303
Total	$174,708	$5,767	$(56)	$180,419

The amortized cost and fair value of securities at June 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

(in thousands)

	Amortized	Fair
	Cost	Value
Due in one year or less	$50	$50
Due after one year through five years	6,472	6,598
Due after five years through ten years	38,165	39,727
Due after ten years	53,134	56,969
	97,821	103,344
Mortgage-backed - residential	79,225	81,311
Equity	270	307

Total	$177,316	$184,962

Proceeds from sales of securities during the first six months of 2012 and 2011 were $27.2 million and $21.2 million.  Gross gains of $271 thousand and $224 thousand and gross losses of $0 and $0 thousand were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $92 thousand and $76 thousand, respectively.

Proceeds from sales of securities during the three months ending June 30, 2012 and June 30, 2011 were $14.4 million and $21.2 million.  Gross gains of $111 thousand and $221 thousand, respectively, and no gross losses were realized on those sales.  The tax provision related to these realized gains was $38 thousand and $75 thousand, respectively.

Securities with unrealized losses at June 30, 2012 and at December 31, 2011 not recognized in income are as follows:

June 30, 2012

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$—	$—	$—	$—	$—	$—
States and municipals	1,655	(13)	509	(2)	2,164	(15)
Mortgage-backed - residential	—	—	—	—	—	—

Total temporarily impaired	$1,655	$(13)	$509	$(2)	$2,164	$(15)

December 31, 2011

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$10,984	$(19)	$—	$—	$10,984	$(19)
States and municipals	2,006	(27)	1,028	(1)	3,034	(28)
Mortgage-backed - residential	3,159	(9)	—	—	3,159	(9)

Total temporarily impaired	$16,149	$(55)	$1,028	$(1)	$17,177	$(56)

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

3.       LOANS

Loans at period-end are as follows:

(in thousands)

	6/30/12	12/31/11

Commercial	$32,481	$28,892
Real estate construction	10,136	13,261
Real estate mortgage:
1-4 family residential	166,102	160,645
Multi-family residential	11,704	13,305
Non-farm & non-residential	109,552	100,047
Agricultural	73,721	77,820
Consumer	17,496	17,572
Other	207	325
Total	$421,399	$411,867

Activity in the allowance for loan losses for the six and three month periods indicated was as follows:

	Six Months Ended June 30, 2012
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$192	$—	$—	$6	$198
Real estate Construction	1,008	73	—	(171)	764
Real estate mortgage:
1-4 family residential	2,257	612	8	561	2,214
Multi-family residential	336	52	1	(11)	274
Non-farm & non-residential	410	64	—	352	698
Agricultural	721	15	4	81	791
Consumer	524	213	25	199	535
Other	50	254	192	49	37
Unallocated	344	—	—	(66)	278
	$5,842	$1,283	$230	$1,000	$5,789

	Three Months Ended June 30, 2012
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$206	$—	$—	$(8)	$198
Real estate Construction	1,015	73	—	(178)	764
Real estate mortgage:
1-4 family residential	2,380	468	4	298	2,214
Multi-family residential	318	52	—	8	274
Non-farm & non-residential	425	64	—	337	698
Agricultural	812	—	2	(23)	791
Consumer	526	85	19	75	535
Other	25	108	70	50	37
Unallocated	287	—	—	(9)	278
	$5,994	$850	$95	$550	$5,789

Activity in the allowance for loan losses for the six and three month periods indicated was as follows:

	Six Months Ended June 30, 2011
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$235	$34	$74	$(70)	$205
Real estate Construction	721	124	—	77	674
Real estate mortgage:
1-4 family residential	1,827	211	5	682	2,303
Multi-family residential	148	94	144	136	334
Non-farm & non-residential	889	329	14	122	696
Agricultural	265	—	12	406	683
Consumer	582	119	11	95	569
Other	58	361	279	50	26
Unallocated	200	—	—	(48)	152
	$4,925	$1,272	$539	$1,450	$5,642

	Three Months Ended June 30, 2011
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$223	$16	$74	$(76)	$205
Real estate Construction	671	124	—	127	674
Real estate mortgage:
1-4 family residential	2,289	121	1	134	2,303
Multi-family residential	265	94	—	163	334
Non-farm & non-residential	904	314	—	106	696
Agricultural	239	—	1	443	683
Consumer	585	66	5	45	569
Other	37	139	94	34	26
Unallocated	428	—	—	(276)	152
	$5,641	$874	$175	$700	$5,642

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.5 million as of June 30, 2012 and $2.9 million at December 31, 2011) in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31 2010:

As of June 30, 2012

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$198	$198
Real estate construction	503	261	764
Real estate mortgage:
1-4 family residential	95	2,119	2,214
Multi-family residential	25	249	274
Non-farm & non-residential	229	469	698
Agricultural	488	303	791
Consumer	—	535	535
Other	—	37	37
Unallocated	—	278	278
	$1,340	$4,449	$5,789
Loans:
Commercial	$—	$32,481	$32,481
Real estate construction	2,334	7,802	10,136
Real estate mortgage:
1-4 family residential	3,933	162,169	166,102
Multi-family residential	605	11,099	11,704
Non-farm & non-residential	5,561	103,991	109,552
Agricultural	6,409	67,312	73,721
Consumer	—	17,496	17,496
Other	—	207	207
	$18,842	$402,557	$421,399

As of December 31, 2011

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$192	$192
Real estate construction	703	305	1,008
Real estate mortgage:
1-4 family residential	325	1,932	2,257
Multi-family residential	52	284	336
Non-farm & non-residential	119	291	410
Agricultural	427	294	721
Consumer	—	524	524
Other	—	50	50
Unallocated	—	344	344
	$1,626	$4,216	$5,842
Loans:
Commercial	$—	$28,892	$28,892
Real estate construction	3,975	9,286	13,261
Real estate mortgage:
1-4 family residential	1,873	158,772	160,645
Multi-family residential	207	13,098	13,305
Non-farm & non-residential	2,667	97,380	100,047
Agricultural	6,416	71,404	77,820
Consumer	—	17,572	17,572
Other	—	325	325
	$15,138	$396,729	$411,867

The following table presents individually impaired average loan balances by class for the six months periods ended June 30, 2012 and June 30, 2011:

	June 30, 2012	June 30, 2011
(in thousands)	Six Month Average	Six Month Average
Commercial	$—	$—
Real Estate construction	4,721	5,475
Real estate mortgage:
1-4 family residential	2,918	3,855
Multi-family residential	340	1,984
Non-farm & non-residential	4.565	5,875
Agricultural	7,393	4,166
Installment	—	—
Other	—	—
Total	$19,937	$21,355

The following table presents individually impaired average loan balances by class for the three months periods ended June 30, 2012 and June 30, 2011:

	June 30, 2012	June 30, 2011
(in thousands)	Three Month Average	Three Month Average
Commercial	$—	$—
Real Estate construction	3,144	5,069
Real estate mortgage:
1-4 family residential	3,005	3,840
Multi-family residential	406	1,734
Non-farm & non-residential	3,936	5,639
Agricultural	6,410	5,852
Installment	—	—
Other	—	—
Total	$16,901	$22,134

Interest income and cash-basis interest income recognized during impairment for the six and three months ending June 30, 2012 and June 30, 2011 is shown below.  Interest income and cash-basis interest income recognized during impairment for the six and three months ending June 30, 2012 and June 30, 2011 were the same amounts.

	Six Months Ended	Three Months Ended
(in thousands)	June 30, 2012	June 30, 2012
Commercial	$—	$—
Real estate construction	37	37
Real estate mortgage:
1-4 family residential	57	27
Multi-family residential	—	—
Non-farm & non-residential	1	—
Agricultural	8	7
Consumer	3	—
Other	—	—
Total	$106	$71

	Six Months Ended	Three Months Ended
(in thousands)	June 30, 2011	June 30, 2011
Commercial	$—	$—
Real estate construction	—	—
Real estate mortgage:
1-4 family residential	22	17
Multi-family residential	—	—
Non-farm & non-residential	—	—
Agricultural	105	76
Consumer	1	1
Other	—	—
Total	$128	$94

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	1,067	37	37
Real estate mortgage:
1-4 family residential	3,469	3,449	—	1,447	57	57
Multi-family residential	207	155	—	69	—	—
Non-farm & non-residential	2,852	2,151	—	2,002	1	1
Agricultural	1,562	1,562	—	1,501	8	8
Consumer	—	—	—	—	3	3
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	503	2,354	—
Real estate mortgage:
1-4 family residential	484	484	95	1,181	—	—
Multi-family residential	450	450	25	271	—	—
Non-farm & non-residential	2,709	2,709	229	1,512	—	—
Agricultural	4,847	4,847	488	4,910	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$19,615	$18,842	$1,340	$16,314	$106	$106

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

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011:

As of June 30, 2012

(in thousands)

		Loans Past Due Over 90 Days Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	3,035	—	—
Real estate mortgage:
1-4 family residential	1,449	470	511
Multi-family residential	155	—	—
Non-farm & non-residential	1,540	—	1,947
Agricultural	389	—	5,432
Consumer	72	1	—

Total	$6,640	$471	$7,890

As of December 31, 2011

(in thousands)

		Loans Past Due Over 90 Days Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	1,138	—	—
Real estate mortgage:
1-4 family residential	2,573	372	519
Multi-family residential	207	—	—
Non-farm & non-residential	1,421	—	—
Agricultural	610	—	585
Consumer	68	26	—

Total	$6,017	$398	$1,104

Nonaccrual loans secured by real estate make up 99.0% of the total nonaccruals at June 30, 2012.

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

During the first six months of 2012, $1.7 million of impaired loans were transferred to other real estate owned and $1.1 million recorded in charge offs.

The following tables present the aging of the recorded investment in past due and non-accrual loans as of June 30, 2012 and December 31, 2011 by class of loans:

As of June 30, 2012

(in thousands)

	30–59	60–89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$141	$—	$—	$—	$141	$32,340
Real estate construction	—	—	—	3,035	3,035	7,101
Real estate mortgage:
1-4 family residential	2,203	57	470	1,449	4,179	162,822
Multi-family residential	450	—	—	155	605	11,099
Non-farm & non-residential	97	—	—	1,540	1,637	107,016
Agricultural	772	—	—	389	1,161	72,560
Consumer	93	26	1	72	192	17,304
Other	—	—	—	—	—	207

Total	$3,756	$83	$471	$6,640	$10,950	$410,449

As of December 31, 2011

(in thousands)

	30–59	60–89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due
Commercial	$71	$—	$—	$—	$71	$28,821
Real estate construction	—	—	—	1,138	1,138	12,123
Real estate mortgage:
1-4 family residential	1,859	232	372	2,573	5,036	155,609
Multi-family residential	164	—	—	207	371	12,934
Non-farm & non-residential	153	—	—	1,421	1,574	98,473
Agricultural	468	35	—	610	1,113	76,707
Consumer	130	38	26	68	262	17,310
Other	—	—	—	—	—	324

Total	$2,845	$305	$398	$6,017	$9,565	$402,301

Troubled Debt Restructurings:

The Company has allocated $709 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012.  No specific reserves were allocated to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2011.  The Company has not committed to lend additional amounts as of June 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

Two loans were modified as troubled debt restructurings during the six months and three months ending June, 30, 2012 and two additional notes were modified prior to January 1, 2012.  The modification of the terms of such loans were to interest only payments for a 1 year term and lower interest rates.

The following table presents loans by class modified as troubled debt restructurings outstanding as of June 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled Debt Restructurings:

Real estate mortgage:
1-4 family residential	1	$474	$511
Agricultural	2	5,240	5,432
Non-Farm & non-residential	1	1,926	1,947

Total	4	$7,640	$7,890

The troubled debt restructurings described above increased the allowance for loan losses by $221 and resulted in charge offs of $0 during the period ending June 30, 2012. The post-modification balances increased primarily for amounts advanced to pay interest and taxes.  Loans past due 60 days are normally considered in default.  No loans modified in the last 12 months are in default.

No other loans were modified during the six months and three months ending June 30, 2012 that did not meet the definition of a troubled debt restructuring.

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

As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of June 30, 2012

(in thousands)

		Special
	Pass	Mention	Substandard	Doubtful
Commercial	$30,764	$1,426	$291	$—
Real estate construction	4,192	2,910	3,035	—
Real estate mortgage:
1-4 family residential	144,383	9,623	11,945	151
Multi-family residential	9,756	1,703	244	—
Non-farm & non-residential	94,445	11,637	3,470	—
Agricultural	60,685	5,131	7,902	3

Total	$344,225	$32,430	$26,887	$154

As of December 31, 2011

(in thousands)

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$27,294	$1,342	$256	$—
Real estate construction	6,957	2,017	4,287	—
Real estate mortgage:
1-4 family residential	141,403	9,603	9,613	26
Multi-family residential	9,871	2,965	469	—
Non-farm & non-residential	91,957	5,317	2,773	—
Agricultural	63,391	6,663	7,751	15

Total	$340,873	$27,907	$25,149	$41

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $73 thousand at June 30, 2012 and $94 thousand at December 31, 2011.

4.     REAL ESTATE OWNED

Activity in real estate owned was as follows:

	Six Months Ended
	2012	2011
	(in thousands)

Beginning of year	$8,296	$8,424
Additions	1,689	3,674
Sales	(1,418)	(2,567)
Additions to valuation allowance, net	(19)	(68)
Recovery from sale in valuation allowance	96	183

End of period	$8,644	$9,646

Activity in the valuation allowance was as follows:

	Six Months Ended
	2012	2011
	(in thousands)

Beginning of year	$1,332	$799
Additions charged to expense, net	19	68
Recovery from sale	(96)	(183)

End of period	$1,255	$684

Expenses related to foreclosed assets include:

	Six Months Ended
	2012	2011
	(in thousands)

Net loss (gain) on sales	$69	$99
Provision for unrealized losses, net	19	68
Operating expenses (receipts), net of rental income	501	226

End of period	$589	$393

5.     EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

	Six Months Ended
	June 30
	2012	2011
	(in thousands)
Basic Earnings Per Share
Net Income	$3,396	$2,683
Weighted average common shares outstanding	2,706	2,728
Basic earnings per share	$1.25	$0.98

Diluted Earnings Per Share
Net Income	$3,396	$2,683
Weighted average common shares outstanding	2,706	2,728
Add dilutive effects of assumed vesting of stock grants	3	1
Weighted average common and dilutive potential common shares outstanding	2,709	2,729
Diluted earnings per share	$1.25	$0.98

	Three Months Ended
	June 30
	2012	2011
	(in thousands)

Basic Earnings Per Share
Net Income	$1,778	$1,421
Weighted average common shares outstanding	2,706	2,730
Basic earnings per share	$0.65	$0.52

Diluted Earnings Per Share
Net Income	$1,778	$1,421
Weighted average common shares outstanding	2,706	2,730
Add dilutive effects of assumed vesting of stock grants	3	1
Weighted average common and dilutive potential common shares outstanding	2,709	2,731
Diluted earnings per share	$0.65	$0.52

Stock options for 29,160 shares of common stock for the six and three months ended June 30, 2012 and 23,610 shares of common stock for the six and three months ended June 30, 2011 were excluded from diluted earnings per share because their impact was antidilutive.  Restricted stock grants of 14,354 shares of common stock for the six and three months ended June 30, 2012 and 23,610 shares of common stock for the six and three months ended June 30, 2011 were excluded from diluted earnings per share because their impact was antidilutive.

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

As of June 30, 2012, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under either Stock Option Plan.  Since both Stock Option Plans have expired, as of June 30, 2012 no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 5,615 shares issued during 2012 and 5,955 shares issued during 2011.  There were 30 shares forfeited during the first six months of 2012 and 65 shares forfeited during the first six months of 2011.  As of June 30, 2012, the restricted stock grant plan allows for additional restricted stock share awards of up to 18,310 shares.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2012	13,434	$253,366	$18.86
Granted	5,615	106,741	19.01
Vested	(4,080)	(88,629)	21.72
Forfeited	(30)	(570)	19.00

Nonvested at June 30, 2012	14,939	$270,908	$18.13

As of June 30, 2012, there was $271,198 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  As of June 30, 2012 no awards have been granted under the plan and 150,000 shares are still available.

7.  OTHER BORROWINGS

Promissory note payable of $900,000 at June 30, 2012 and $1,300,000 at December 31, 2011, matures July 29, 2012, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the bank.  The original 2009 loan agreement contains certain covenants and performance terms.  The Bank was not in compliance with the non-performing asset covenant at June 30, 2012.  However, a debt covenant waiver was obtained from the lending institution.  The loan is in the process of being renewed on similar terms for an additional 1 year term.

8.  FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements at June 30, 2012 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$17,730	$—	$17,730	$—
States and municipals	85,614	—	85,614	—
Mortgage-backed - residential	81,311	—	81,311	—
Equity securities	307	307	—	—
Total	$184,962	$307	$184,655	$—

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U. S. government agencies	$23,354	$—	$23,354	$—
States and municipals	86,607	—	86,607	—
Mortgage-backed - residential	70,155	—	70,155	—
Equity securities	303	303	—	—
Total	$180,419	$303	$180,116	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$2,532	$—	$—	$2,532
Real Estate Mortgage:
1-4 family residential	388	—	—	388
Multi-family residential	425	—	—	425
Non-farm & non-residential	243	—	—	243

Other real estate owned:
Residential	4,248	—	—	4,248

Loan servicing rights	686	—	—	686

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$2,332	$—	$—	$2,332
Real Estate Mortgage:
1-4 family residential	953	—	—	953
Multi-family residential	155	—	—	155
Non-farm & non-residential	970	—	—	970
Agricultural	4,515	—	—	4,515

Other real estate owned:
Residential	5,542	—	—	5,542
Commercial real estate	42	—	—	42

Loan servicing rights	380	—	—	380

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3.6 million, which includes a valuation allowance of $631 thousand at June 30, 2012. The allowance for specific impaired loans decreased $286 thousand for the six months ending June 30, 2012 and $335 thousand for the three months ending June 30, 2012.  The loan loss provision for the six months ending June 30, 2012 is $1.0 million and $550 thousand for the three months ending June 30, 2012.  The loan loss provision for the six months ending June 30, 2011 was $1.5 million and $700 thousand for the three months ending June 30, 2011.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $4.2 million, which is made up of the outstanding balance of $5.5 million, net of a valuation allowance of $1.3 million at June 30, 2012.  The net write-down of Other Real Estate Owned properties totaled $19 thousand for the six months ending June 30, 2012.  The net write-down consists of $80 thousand in write downs and $61 thousand in the recovery of a prior write-down. Write-downs of Other Real Estate Owned properties totaled $23 thousand for the three months ending June 30, 2012.  The write-down of Other Real Estate Owned properties totaled $68 thousand for the six months ending June 30, 2011.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $686 thousand, which is made up of the outstanding balance of $895 thousand, net of a valuation allowance of $209 thousand at June 30, 2012, resulting in a recovery of $40 thousand for the six months ending June 30, 2012 and a write-down of $23 thousand for the three months ending June 30, 2012.  The valuation adjustment to the loan servicing right was a recovery of $41 thousand for the six months ending June 30, 2011 and a recovery of $21 thousand for the three months ending June 30, 2011.  At December 31, 2011, loan servicing rights were carried at their fair value of $380 thousand, which is made up of the outstanding balance of $630 thousand, net of a valuation allowance of $250 thousand at December 31, 2011.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

				Range
	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate construction	$2,532	sales comparison	adjustment for differences between the comparable sales	23%-30% (27%)

Real estate mortgage:
1-4 family residential	388	sales comparison	adjustment for differences between the comparable sales	0%-44% (11%)

Multi-family residential	425	sales comparison	adjustment for differences between the comparable sales	2%-23% (14%)

Non-farm & non-residential	243	sales comparison	adjustment for differences between the comparable sales	7%-11% (9%)

Other real estate owned:
Residential	4,248	sales comparison	adjustment for differences between the comparable sales	1%-84% (12%)
		income approach	capitalization rate	8%-10% (8%)

Loan Servicing Rights	686	discounted cash flow	constant prepayment rates	8%-35% (19%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and December 31, 2011 are as follows:

Fair Value Measurements at

June 30, 2012 Using:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$15,314	$15,314	$—	$—	$15,314
Securities	184,962	307	184,655	—	184,962
Mortgage loans held for sale	92	—	95	—	95
Loans, net	415,610	—	—	417,320	417,320
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,688	—	1,220	2,468	3,688
Financial liabilities
Deposits	$543,131	$352,570	$192,615	$—	$545,185
Securities sold under agreements to repurchase and other borrowings	5,592	—	5,592	—	5,592
Federal Funds Purchased	2,691	2,691			2,691
FHLB advances	33,307	—	34,831	—	34,831
Subordinated Debentures	7,217	—	—	6,795	6,795
Interest payable	732	—	723	9	732

December 31, 2011:

	December 31, 2011
	Carrying
	Amount	Fair Value

Financial assets
Cash and cash equivalents	$17,657	$17,657
Securities	180,419	180,419
Mortgage loans held for sale	624	624
Loans, net	406,025	407,872
FHLB stock	6,731	N/A
Interest receivable	4,052	4,052

Financial liabilities
Deposits	$542,924	$545,467
Securities sold under agreements to repurchase and other borrowings	4,523	4,523
FHLB advances	30,326	32,227
Subordinated debentures	7,217	6,339
Interest payable	963	963

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

Deposits - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification.  The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification.  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Securities Sold Under Agreements to Repurchase and Other Borrowings - The carrying amounts of borrowings under repurchase agreements approximate their fair values resulting in a Level 2 classification.

The carrying amount of the Company’s variable rate borrowings approximate their fair values resulting in a Level 2 classification.

Federal Funds Purchased - The carrying amounts of federal funds purchased approximate fair values and are classified as Level 1.

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

Summary

The Company recorded net income of $3.4 million, or $1.25 basic earnings and diluted earnings per share for the first six months ending June 30, 2012 compared to $2.7 million or $0.98 basic earnings and diluted earnings per share for the six month period ending June 30, 2011.  The first six months earnings reflects an increase of 26.6% compared to the same time period in 2011, due primarily to an increase in the gain on sold mortgage loans of $565 thousand, an increase in net interest income of $433 thousand and a decrease of $450 thousand in the provision for loan losses.  These positive changes to net income during 2012 were partially offset by an increase of $277 thousand in employee salaries and benefits and an increase of $226 thousand in repossession expenses.  The earnings for the three months ending June 30, 2012 were $1.8 million, or $0.65 basic and diluted earnings per share compared to $1.4 million or $0.52 basic and diluted earnings per share for the three month period ending June 30, 2011.  The earnings for the three month period in 2012 reflect a 25.1% increase compared to the same time period in 2011.

Return on average assets was 1.00% for the six months ended June 30, 2012 and 0.82% for the six month period ended June 30, 2011.  Return on average assets was 1.05% for the three months ended June 30, 2012 and 0.87% for the three months ended June 30, 2011.  Return on average equity was 9.6% for the six month period ended June 30, 2012 and 8.6% for the same period in 2011.  Return on average equity was 10.0% for the three months ended June 30, 2012 and 8.9% for the same time period in 2011.  Gross Loans increased $9.5 million from $411.9 million on December 31, 2011 to $421.4 million on June 30, 2012.  The overall increase is attributed mostly to an increase of $8.6 million in non-farm and non-residential real estate loans, an increase of $6.4 million in 1-4 family residential real estate loans and an increase of $3.6 million in commercial loans.  Decreases in the loan portfolio from December 31, 2011 to June 30, 2012 included a decrease of $4.1 million in agricultural loans, a decrease of $3.1 million in real estate construction loans and a decrease of $1.6 million in multi-family residential real estate loans.

Total deposits increased from $542.9 million on December 31, 2011 to $543.1 million on June 30, 2012, an increase of $200 thousand.  Non-interest bearing demand deposit accounts increased $6.7 million from December 31, 2011 to June 30, 2012.  This increase is not all attributable to additional deposits being placed with the bank as part of the increase is from deposit accounts changing from time deposits to non-interest bearing demand deposit accounts.  Time deposits $100 thousand and over decreased $4.7 million and other interest bearing deposit accounts decreased $1.8 million.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $12.5 million for the six months ended June 30, 2012 compared to $12.0 million for the six months ended June 30, 2011, an increase of 3.6%.  The interest spread of 4.00% for the first six months of 2012 is slightly down from 4.02% reported for the same period in 2011, a decrease of 2 basis points.  Rates have remained fairly low in the past year.  For the first six months ending June 30, 2012, the cost of total deposits was 0.47% compared to 0.84% for the same time period in 2011.  Increasing non-interest bearing deposit accounts and lower rates on certificates of deposit accounts have helped to lower the cost of deposits.  Net interest income was $6.4 million for the three months ending June 30, 2012 compared to $6.2 million for the three months ending June 30, 2011, an increase of 2.3%.  The interest spread was 4.06% for the three month period ending June 30, 2012 compared to 4.19% for the three month period in 2011, a decrease of 13 basis points.

For the first six months, the yield on assets decreased from 5.07% in 2011 to 4.68% in 2012.  The yield on loans decreased 15 basis points in the first six months of 2012 compared to 2011 from 5.89% to 5.74%.  The yield on securities decreased 69 basis points in the first six months of 2012 compared to 2011 from 3.48% in 2011 to 2.79% in 2012.  The cost of liabilities decreased from 1.06% in 2011 to 0.67% in 2012.  Year to date average loans increased $5.3 million, or 1.3% from June 30, 2011 to June 30, 2012.  Loan interest income decreased $85 thousand for the first six months of 2012 compared to the first six months of 2011.  Year to date average deposits increased from June 30, 2011 to June 30, 2012, up $20.1 million or 3.7%.  The increase is largely attributed to an increase in public funds.  Year to date average interest bearing deposits increased $6.3 million, or 1.5%, from June 30, 2011 to June 30, 2012.  Deposit interest expense has decreased $925 thousand for the first six months of 2012 compared to the same period in 2011.  Year to date average borrowings decreased $11.5 million, or 21.5% from June 30, 2011 to June 30, 2012.  The decrease is mostly attributed to paying off Federal Home Loan Bank advances as they mature.  Interest expense on borrowed funds has decreased $164 thousand for the first six months of 2012 compared to the same period in 2011.

The volume rate analysis for 2012 that follows indicates that $1.2 million of the decrease in interest income is attributable to a decrease in interest rates, while the change in volume contributed to an increase of $506 thousand in interest income.  Even more affected by volume and rate changes was the liability side of the balance sheet.  The average rate of the Company’s total outstanding deposits and borrowing liabilities decreased from 1.06% in 2011 to 0.67% in 2012.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $852 thousand in interest expense, while the change in volume was responsible for a $237 thousand decrease in interest expense.  As a result, the increase in net interest income for the first six months in 2012 is mostly attributed to increases in volume in the loan and security portfolios and reduced rates on deposits.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2012.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	2012 vs. 2011
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$318	$(404)	$(86)
Investment Securities	175	(752)	(577)
Other	13	(6)	7
Total Interest Income	506	(1,162)	(656)
INTEREST EXPENSE
Deposits
Demand	174	(377)	(203)
Savings	11	(14)	(3)
Negotiable Certificates of Deposit and Other Time Deposits	(171)	(548)	(719)
Securities sold under agreements to repurchase and other borrowings	(37)	26	(11)
Federal Home Loan
Bank advances	(214)	61	(153)
Total Interest Expense	(237)	(852)	(1,089)
Net Interest Income	$743	$(310)	$433

Non-Interest Income

Non-interest income increased $877 thousand for the six months ended June 30, 2012, compared to the same period in 2011, to $5.0 million. The increase was due primarily to an increase of $565 thousand in gains recognized on sold mortgage loans, an increase of $108 thousand in debit card interchange income and an increase of $91 thousand in other non-interest income.  Increases to non-interest income for the first six months of 2012 compared to the first six months of 2011 also included an increase of $47 thousand in recognized gains on sold securities, an increase of $49 thousand in brokerage income and an increase of $27 thousand in service charges.  Non-interest income increased $208 thousand for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The increase was mostly the result of an increase of $235 thousand in gains recognized on the sale of mortgage loans, an increase of $55 thousand in debit card interchange income and an increase of $74 thousand in other non-interest income.  Increases to non-interest income for the three month period ending June 30, 2012 compared to the three months ending June 30, 2011 also includes a decrease of $110 thousand in gains recognized on sold securities, a decrease of $46 thousand in loan service fee income and a decrease of $40 thousand in service charges.

The gain on the sale of mortgage loans increased from $283 thousand in the first six months of 2011 to $848 thousand during the first six months of 2012, an increase of $565 thousand.  For the three months ending June 30, 2012 compared to the same time period in 2011, the gain on the sale of mortgage loans increased $235 thousand.  The volume of loans originated to sell during the first six months of 2012 increased $19.3 million compared to the same time period in 2011.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization expense, was $83 thousand for the six months ending June 30, 2012 compared to $86 thousand for the six months ending June 30, 2011, a decrease of $3 thousand.  For the three month period ending June 30, 2012, loan service fee income, net of amortization expense, was a loss of $4 thousand compared to positive income of $42 thousand for the same time period one year ago.  During the first six months of 2012, the carrying value of the mortgage servicing right was written up a net amount of $40 thousand, as the fair value of this asset recovered.  Of this, a positive adjustment of $63 thousand was recorded in the first quarter of 2012 and a write-down of $23 thousand was recorded during the second quarter of 2012.  For the six months ending June 30, 2011, the carrying value of the mortgage servicing right had a positive valuation adjustment in the amount of $41 thousand with a $ 20 thousand positive adjustment recorded during the first quarter of 2011 and a $21 thousand positive adjustment recorded during the second quarter of 2011.

Non-Interest Expense

Total non-interest expenses increased $732 thousand for the six month period ended June 30, 2012 compared to the same period in 2011.  For the three month period ended June 30, 2012 compared to the three months ending June 30, 2011, total non-interest expense decreased $46 thousand.

For the comparable six month periods, salaries and benefits increased $277 thousand, an increase of 4.7%.  The increase is attributed largely to additional employees being hired throughout 2011 and 2012 and normal pay increases at the beginning of 2012.  The number of full time equivalent employees at June 30, 2012 was 197 compared to 188 one year ago and 184 at December 31, 2010.  Salaries and employee benefits decreased $88 thousand for the three month period ending June 30, 2012 compared to the same time period in 2011.

Occupancy expenses decreased $25 thousand to $1.5 million for the first six months of 2012 compared to the same time period in 2011.  Occupancy expenses increased $21 thousand for the three month period ended June 30, 2012 compared to the same time period in 2011.

Legal and professional fees increased $5 thousand for the first six months ended June 30, 2012 compared to the same time period in 2011.  Legal and professional fees decreased $25 thousand for the three month period ending June 30, 2012 compared to the same time period in 2011.  Repossession expenses increased $226 thousand for the first six months ending June 30, 2012 compared to the same time period in 2011 and decreased $24 thousand for the three months period ending June 30, 2012 compared to the same period one year ago.  Repossession expenses are reported net of income earned on the repossessed properties.  Repossession expenses were higher during the first six months of 2012 when compared to the same time period in 2011 due to maintaining additional other real estate owned properties in 2012. In addition, the rents earned on other real estate properties, including new property added, decreased $106 thousand to $169 thousand for the six months ending June 30, 2012 compared to the same period last year.  FDIC insurance expense decreased $167 thousand for the six months ending June 30, 2012 and $79 thousand for the three months ending June 30, 2012, compared to the same time period in 2011.  The decrease is mostly attributed to a change in the calculation the FDIC uses to assess insurance premiums.

Income Taxes

The effective tax rate for the six months ended June 30, 2012 was 18.2% compared to 14.2% in 2011.  The effective tax rate for the three months ended June 30, 2012 was 19.4% compared to 14.3% for the three months ended June 30, 2011.  These rates are less than the statutory rate as a result of the tax-free securities and loans and tax credits generated by certain investments held by the Company.  The rates for 2012 are higher due to the higher level of income for 2012.  Tax-exempt interest income decreased $20 thousand for the first six months of 2012 compared to the first six months of 2011.

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the six months ended June 30, 2012, the Company averaged $81.2 million in tax free securities and $17.6 million in tax free loans.  As of June 30, 2012, the weighted average remaining maturity for the tax free securities is 140 months, while the weighted average remaining maturity for the tax free loans is 151 months.

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

Cash and cash equivalents were $15.3 million as of June 30, 2012 compared to $17.7 million at December 31, 2011.  The decrease in cash and cash equivalents is attributed to a decrease of $1.9 million in cash and due from banks and a decrease of $418 thousand in federal funds sold.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $185.0 million at June 30, 2012 compared to $180.4 million at December 31, 2011.  The available for sale securities are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first six months of 2012, deposits increased $207 thousand. The Company’s investment portfolio increased $4.5 million and the Company’s loan portfolio increased $9.5 million.  The borrowed funds the Company have with the Federal Home Loan Bank increased $3.0 million.  The Company paid down FHLB advances by $25.0 million during the first six months of 2012 but replaced some of those maturing advances with new short-term borrowings.  Federal Funds purchased increased $2.7 million from $0 at December 31, 2011 to $2.7 million at June 30, 2012.

The Company has a promissory note payable that matures July 29, 2012, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the bank.  The loan agreement contains certain covenants and performance terms.  The Bank was not in compliance with the non-performing asset covenant at June 30, 2012.  However, a debt covenant waiver was obtained from the lending institution.  The loan is in the process of being renewed on similar terms for an additional 1 year term.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank (FHLB) advances, may be used.  We rely on FHLB advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of June 30, 2012, we have sufficient collateral to borrow an additional $58 million from the Federal Home Loan Bank.  In addition, as of June 30, 2012, $21 million is available in overnight borrowing through various correspondent banks and the Company has access to $232 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of June 30, 2012 and December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2012
Consolidated

Total Capital (to Risk-Weighted Assets)	$66,246	14.3%	$37,002	8%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	60,446	13.1	18,501	4	N/A	N/A
Tier I Capital (to Average Assets)	60,446	9.1	26,643	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$66,633	14.4%	$36,983	8%	$46,629	10%
Tier I Capital (to Risk-Weighted Assets)	60,836	13.2	18,492	4	27,737	6
Tier I Capital (to Average Assets)	60,836	9.1	26,633	4	33,291	5

December 31, 2011
Consolidated
Total Capital (to Risk-Weighted Assets)	$64,279	14.0%	$36,718	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	58,525	12.8	18,359	4	N/A	N/A
Tier I Capital (to Average Assets)	58,525	9.2	25,405	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$65,229	14.2%	$36,705	8%	$45,882	10%
Tier I Capital (to Risk-Weighted Assets)	59,476	13.0	18,353	4	27,529	6
Tier I Capital (to Average Assets)	59,476	9.4	25,405	4	31,756	5

Non-Performing Assets

As of June 30, 2012, our non-performing assets totaled $23.6 million or 3.56% of assets compared to $15.8 million or 2.40% of assets at December 31, 2011 (See table below.)  The Company experienced an increase of $623 thousand in non-accrual loans from December 31, 2011 to June 30, 2012.  As of June 30, 2012, non-accrual loans include $3.0 million in loans secured by real estate construction, $389 thousand in loans secured by farmland, $1.5 million in loans secured by 1-4 family residential properties, $1.5 million in loans secured by non-farm & non-residential real estate and $155 thousand in loans secured by multi-family residential real estate.  Real estate loans composed 99.0% of the non-performing loans as of June 30, 2012 and 99.3% as of December 31, 2011.  Forgone interest income on non-accrual loans totaled $180 thousand for the first six months of 2012 compared to forgone interest of $276 thousand for the same time period in 2011.  Accruing loans that are contractually 90 days or more past due as of June 30, 2012 totaled $471 thousand compared to $398 thousand at December 31, 2011, an increase of $73 thousand.  The total nonperforming and restructured loans increased $7.5 million from December 31, 2011 to June 30, 2012, resulting in an increase in the ratio of nonperforming loans to loans of 173 basis points to 3.56%.  In addition, the amount the Company has booked as “Other Real Estate” has increased $348 thousand from December 31, 2011 to June 30, 2012.  As of June 30, 2012, the amount recorded as “Other Real Estate” totaled $8.6 million compared to $8.3 million at December 31, 2011.  The overall increase to total “Other Real Estate” properties is largely attributed to one property which was recorded into other real estate during 2012 and has a carrying value of $478 thousand.  The property is classified as non-farm and non-residential.  The allowance as a percentage of non-performing and restructured loans and Other Real Estate Owned decreased from 37% at December 31, 2011 to 24% at June 30, 2012.

Nonperforming Assets

	6/30/12	12/31/11
	(in thousands)

Non-accrual Loans	$6,640	$6,017
Accruing Loans which are Contractually past due 90 days or more	471	398
Troubled Debt Restructurings	7,890	1,104
Total Nonperforming Loans	15,001	7,519
Other Real Estate	8,644	8,296
Total Nonperforming Loans and Other Real Estate	$23,645	$15,815
Nonperforming Loans as a Percentage of Loans	3.56%	1.83%
Nonperforming Loans and Other Real Estate as a Percentage of Total Assets	3.53%	2.40%
Allowance as a Percentage of Period-end Loans	1.37%	1.42%
Allowance as a Percentage of Non-performing Loans and Other Real Estate	24%	37%

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

Provision for Loan Losses

The loan loss provision for the first six months was $1.0 million for 2012 and $1.5 million for 2011.  Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions.  The average loss rates are reviewed for trends in the analysis, as well as comparisons to peer group loss rates.  Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type.  Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types.  As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Nonperforming loans and restructured loans increased $7.5 million since December 31, 2011 to $15.0 million as of June 30, 2012.  Other real estate increased $348 thousand over this same time period as some nonperforming loans moved to other real estate.

The June 30, 2012 unallocated allowance of $278 thousand decreased from the December 31, 2011 balance of $344 thousand.

Net charge-offs for the six month period ended June 30, 2012 were $1.1 million compared to net charge-offs of $733 thousand for the same period in 2011.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Six Months Ended June 30
	(in thousands)
	2012	2011

Balance at Beginning of Period	$5,842	$4,925
Amounts Charged-off:
Commercial	—	34
Real Estate Construction	73	124
1-4 family residential	612	211
Multi-family residential	52	94
Non-farm & non-residential	64	329
Agricultural	15	—
Consumer and other	467	480
Total Charged-off Loans	1,283	1,272
Recoveries on Amounts
Previously Charged-off:
Commercial	—	74
Real Estate Construction	—	—
1-4 family residential	8	5
Multi-family residential	1	144
Non-farm & non-residential	—	14
Agricultural	4	12
Consumer and other	217	290
Total Recoveries	230	539
Net Charge-offs	1,053	733
Provision for Loan Losses	1,000	1,450
Balance at End of Period	5,789	5,642
Loans
Average	414,085	408,794
At June 30	421,399	408,516
As a Percentage of Average Loans:
Net Charge-offs for the period	0.25%	0.18%
Provision for Loan Losses for the period	0.24%	0.35%
Allowance as a Multiple of Net Charge-offs (annualized)	2.7	3.8

Loan Losses

	Three Months Ended June 30
	(in thousands)
	2012	2011

Balance at Beginning of Period	$5,994	$5,641
Amounts Charged-off:
Commercial	—	16
Real estate construction	73	124
1-4 family residential	468	121
Multi-family residential	52	94
Non-farm & non-residential	64	314
Real estate mortgage	—	—
Agricultural	—	—
Consumer and other	193	205
Total Charged-off Loans	850	874
Recoveries on Amounts
Previously Charged-off:
Commercial	—	74
Real estate construction	—	—
1-4 family residential	4	1
Multi-family residential	—	—
Non-farm & non-residential	—	—
Real estate mortgage	—	—
Agricultural	2	1
Consumer and other	89	99
Total Recoveries	95	175
Net Charge-offs	755	699
Provision for Loan Losses	550	700
Balance at End of Period	$5,789	$5,642
Loans
Average	$417,369	$408,139
At June 30	421,399	408,516
As a Percentage of Average Loans:
Net Charge-offs for the period	0.18%	0.17%
Provision for Loan Losses for the period	0.13%	0.17%
Allowance as a Multiple of Net Charge-offs (annualized)	1.9	2.0

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

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations.  We have no market risk sensitive instruments held for trading purposes. Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of June 30, 2012, the projected percentage changes are within the Board approved limits.  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  This period’s volatility is slightly higher in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of June 30, 2012 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (7/12 - 6/13)

Net interest income	$23,411	$24,124	$24,694	$24,718	$24,731
Net interest income dollar change	(1,283)	(571)	N/A	24	36
Net interest income percentage change	-5.2%	-2.3%	N/A	0.10%	0.15%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of June 30, 2011 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (7/11 - 6/12)

Net interest income	$24,156	$24,905	$25,421	$25,276	$25,180
Net interest income dollar change	(1,265)	(516)	N/A	(145)	(241)
Net interest income percentage change	-5.0%	-2.0%	N/A	-0.6%	-0.9%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from June 30, 2012, year one reflected a decline in net interest income of 2.3% with a 100 basis point decline compared to the 2.0% decline in 2011.  The 100 basis point increase in rates reflected a 0.1% increase in net interest income in 2012 compared to a decrease of 0.6% in 2011.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the June 30, 2012 balance sheet, a 100 basis point increase in rates results in a 7.5% decrease in EVE.  A 100 basis point decrease in rates results in a 1.6% decrease in EVE.  These are within the Board approved limits.

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

Our results of operations and financial condition may be negatively affected if we are unable to meet a debt covenant and, correspondingly, unable to obtain a waiver regarding the debt covenant from the lender.  From time to time we may obtain financing from other lenders.  The loan documents reflecting the financing often require us to meet various debt covenants.  If we are unable to meet one or more of our debt covenants, then we will typically attempt to obtain a waiver from the lender.  For example, the Company has a promissory note payable that matures July 29, 2012 that we are attempting to renew for an additional one year term on similar terms.  The Bank was not in compliance with the non-performing asset covenant in the subject loan agreement at June 30, 2012 but the lender waived the noncompliance.  If a lender were not to agree to a waiver in such an instance in the future, then we would be in default under our borrowing obligation.  This default could affect our ability to fund various strategies that we may have implemented resulting in a negative impact in our results of operations and financial condition.

Other than the additional risk factors mentioned above, there are no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which you are encouraged to carefully consider.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

4/1/12 - 4/30/12	—	$—	—	97,487 shares

5/1/12 - 5/31/12	—	—	—	97,487 shares

6/1/12 - 6/30/12	745	21.00	745	96,742 shares

Total	745		745	96,742 shares

On October 25, 2000, we announced that our Board of Directors approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through June 30, 2012, 303,258 shares have been purchased.

Item 6.	Exhibits

	2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report of Form 8-K dated February 24, 2006

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

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011,

(ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011,

(iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012,

(iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 and (v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	8/13/12	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	8/13/12	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer