Form 10-Q
period 2012-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2012-11-13
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of Common Stock outstanding as of October 31, 2012:  2,719,682.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)

(in thousands)

	9/30/2012	12/31/2011
Assets
Cash and due from banks	$13,606	$17,129
Federal funds sold	178	528
Cash and cash equivalents	13,784	17,657
Securities available for sale	182,976	180,419
Mortgage loans held for sale	246	624
Loans	426,517	411,867
Allowance for loan losses	(6,017)	(5,842)
Net loans	420,500	406,025
Federal Home Loan Bank stock	6,731	6,731
Real estate owned, net	6,983	8,296
Bank premises and equipment, net	16,628	16,702
Interest receivable	4,034	4,052
Mortgage servicing rights	1,009	835
Goodwill	13,117	13,117
Other intangible assets	590	765
Other assets	5,838	4,230
Total assets	$672,436	$659,453

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$139,934	$130,999
Time deposits, $100,000 and over	85,669	93,127
Other interest bearing	314,978	318,798
Total deposits	540,581	542,924
Repurchase agreements and other borrowings	4,044	4,523
Federal Funds Purchased	1,942	—
Federal Home Loan Bank advances	32,918	30,326
Subordinated debentures	7,217	7,217
Interest payable	721	963
Other liabilities	11,310	4,547
Total liabilities	598,733	590,500

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,719,674 and 2,716,805 shares issued and outstanding on September 30, 2012 and December 31, 2011	12,505	12,448
Retained earnings	55,909	52,735
Accumulated other comprehensive income	5,289	3,770
Total stockholders’ equity	73,703	68,953
Total liabilities & stockholders’ equity	$672,436	$659,453

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)

(in thousands, except per share amounts)

	Nine Months Ending
	9/30/2012	9/30/2011
INTEREST INCOME:
Loans, including fees	$17,648	$17,959
Securities
Taxable	1,260	2,105
Tax exempt	2,271	2,313
Other	242	228
Total interest income	21,421	22,605
INTEREST EXPENSE:
Deposits	1,913	3,145
Repurchase agreements and other borrowings	28	62
Federal Home Loan Bank advances	738	1,020
Subordinated debentures	195	177
Total interest expense	2,874	4,404
Net interest income	18,547	18,201
Loan loss provision	1,600	1,900
Net interest income after provision	16,947	16,301
NON-INTEREST INCOME:
Service charges	3,481	3,396
Loan service fee income, net	29	70
Trust department income	503	497
Securities available for sale gains	887	490
Gain on sale of mortgage loans	1,473	533
Brokerage Income	169	114
Debit Card Interchange Income	1,394	1,239
Other	130	152
Total other income	8,066	6,491
NON-INTEREST EXPENSE:
Salaries and employee benefits	9,267	8,914
Occupancy expenses	2,229	2,270
Repossession expenses (net)	1,020	656
FDIC Insurance	433	521
Legal and professional fees	499	601
Data processing	887	752
Debit Card Expenses	658	535
Amortization	175	184
Advertising and marketing	529	538
Taxes other than payroll, property and income	643	583
Telephone	237	346
Postage	225	224
Loan fees	376	123
Other	1,605	1,307
Total other expenses	18,783	17,554
Income before taxes	6,230	5,238
Income taxes	1,136	781
Net income	$5,094	$4,457
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	1,519	4,711
Comprehensive Income	$6,613	$9,168

Earnings per share
Basic	$1.88	$1.65
Diluted	1.88	1.65

Dividends per share	0.69	0.66

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	9/30/2012	9/30/2011
INTEREST INCOME:
Loans, including fees	$5,789	$6,015
Securities
Taxable	336	597
Tax exempt	735	784
Other	78	70
Total interest income	6,938	7,466
INTEREST EXPENSE:
Deposits	591	898
Repurchase agreements and other borrowings	3	19
Federal Home Loan Bank advances	194	324
Subordinated debentures	72	60
Total interest expense	860	1,301
Net interest income	6,078	6,165
Loan loss provision	600	450
Net interest income after provision	5,478	5,715
NON-INTEREST INCOME:
Service charges	1,198	1,241
Loan service fee income	(54)	(16)
Trust department income	159	146
Securities available for sale gains	616	266
Gain on sale of mortgage loans	625	250
Brokerage Income	48	42
Debit Card Interchange Income	467	420
Other	29	41
Total other income	3,088	2,390
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,114	3,038
Occupancy expenses	743	759
Repossession expenses (net)	500	362
FDIC Insurance	147	68
Legal and professional fees	127	234
Data processing	277	270
Debit Card Expenses	237	186
Amortization	58	60
Advertising and marketing	177	233
Taxes other than payroll, property and income	215	212
Telephone	79	75
Postage	77	75
Loan fees	165	63
Other	574	358
Total other expenses	6,490	5,993
Income before taxes	2,076	2,112
Income taxes	378	338
Net income	$1,698	$1,774
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	243	1,610
Comprehensive Income	$1,941	$3,384

Earnings per share
Basic	$0.63	$0.67
Diluted	0.63	0.67

Dividends per share	0.23	0.22

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY  (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	—Common Stock(1)—		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity

Balances, January 1, 2012	2,716,805	$12,448	$52,735	$3,770	$68,953

Common stock issued, including tax benefit, net	5,614	1	—	—	1

Stock based compensation expense	—	69	—	—	69

Common stock purchased and retired	(2,745)	(13)	(43)	—	(56)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	1,519	1,519

Net income	—	—	5,094	—	5,094

Dividends declared - $0.69 per share	—	—	(1,877)	—	(1,877)

Balances, September 30, 2012	2,719,674	$12,505	$55,909	$5,289	$73,703

(1)Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

(in thousands)

	Nine Months Ended
	9/30/2012	9/30/2011
Cash Flows From Operating Activities
Net Income	$5,094	$4,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,346	1,268
Securities amortization (accretion), net	1,110	142
Stock based compensation expense	69	64
Provision for loan losses	1,600	1,900
Securities gains, net	(887)	(490)
Originations of loans held for sale	(47,196)	(16,936)
Proceeds from sale of loans	49,047	16,507
Gains (losses) on sale of fixed assets	14	(54)
Losses (gains) on other real estate	153	47
Gain on sale of mortgage loans	(1,473)	(533)
Changes in:
Interest receivable	18	445
Write-downs of other real estate, net	381	156
Other assets	(2,146)	781
Interest payable	(242)	(73)
Other liabilities	5,980	(35)
Net cash from operating activities	12,868	7,646
Cash Flows From Investing Activities
Purchases of securities	(69,896)	(41,192)
Proceeds from principal payments, sales, maturities and calls of securities	69,418	67,476
Net change in loans	(18,244)	(2,834)
Purchases of bank premises and equipment	(852)	(598)
Proceeds from the sale of bank premises	17	200
Proceeds from the sale of other real estate	3,037	3,157
Net cash from investing activities	(16,520)	26,209
Cash Flows From Financing Activities:
Net change in deposits	(2,343)	(29,324)
Net change in repurchase agreements and other borrowings	2,063	7,808
Advances from Federal Home Loan Bank	45,000	10,000
Payments on Federal Home Loan Bank advances	(42,408)	(22,374)
Payments on note payable	(600)	(600)
Proceeds from issuance of common stock	1	—
Purchase of common stock	(56)	(366)
Dividends paid	(1,878)	(1,804)
Net cash from financing activities	(221)	(36,660)
Net change in cash and cash equivalents	(3,873)	(2,805)
Cash and cash equivalents at beginning of period	17,657	17,625
Cash and cash equivalents at end of period	$13,784	$14,820

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$3,116	$4,477
Income taxes	600	500

Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$2,257	$5,301

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

Nature of Operations:  The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and adjoining counties in Kentucky.  As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The Company, a bank holding company, is regulated by the Federal Reserve.

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

2.              SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

September 30, 2012
U.S. government agencies	$22,712	$67	$—	$22,779
States and political subdivisions	76,370	5,264	(15)	81,619
Mortgage-backed - residential	75,610	2,669	(10)	78,269
Equity securities	270	39	—	309
Total	$174,962	$8,039	$(25)	$182,976

December 31, 2011
U.S. government agencies	$23,363	$10	$(19)	$23,354
States and political subdivisions	81,697	4,938	(28)	86,607
Mortgage-backed - residential	69,378	786	(9)	70,155
Equity securities	270	33	—	303
Total	$174,708	$5,767	$(56)	$180,419

The amortized cost and fair value of securities at September 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
(in thousands)	Cost	Value

Due in one year or less	$4,615	$4,616
Due after one year through five years	8,251	8,364
Due after five years through ten years	33,341	34,770
Due after ten years	52,875	56,648
	99,082	104,398
Mortgage-backed - residential	75,610	78,269
Equity	270	309
Total	$174,962	$182,976

Proceeds from sales of securities during the first nine months of 2012 and 2011 were $31.8 million and $26.1 million.  Gross gains of $887 thousand and $490 thousand and gross losses of $0 and $0 thousand were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $302 thousand and $167 thousand, respectively.

Proceeds from sales of securities during the three months ending September 30, 2012 and September 30, 2011 were $15.7 million and $4.9 million.  Gross gains of $616 thousand and $266 thousand, respectively, and no gross losses were realized on those sales.  The tax provision related to these realized gains was $209 thousand and $90 thousand, respectively.

Securities with unrealized losses at September 30, 2012 and at December 31, 2011 not recognized in income are as follows:

September 30, 2012

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$—	$—	$—	$—	$—	$—
States and municipals	2,401	(15)	—	—	2,401	(15)
Mortgage-backed - residential	4,780	(10)	—	—	4,780	(10)

Total temporarily impaired	$7,181	$(25)	$—	$—	$7,181	$(25)

December 31, 2011

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$10,984	$(19)	$—	$—	$10,984	$(19)
States and municipals	2,006	(27)	1,028	(1)	3,034	(28)
Mortgage-backed - residential	3,159	(9)	—	—	3,159	(9)

Total temporarily impaired	$16,149	$(55)	$1,028	$(1)	$17,177	$(56)

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

3. LOANS

Loans at period-end are as follows:

(in thousands)

	9/30/12	12/31/11

Commercial	$31,627	$28,892
Real estate construction	10,370	13,261
Real estate mortgage:
1-4 family residential	169,477	160,645
Multi-family residential	11,268	13,305
Non-farm & non-residential	112,820	100,047
Agricultural	72,875	77,820
Consumer	17,848	17,572
Other	232	325
Total	$426,517	$411,867

Activity in the allowance for loan losses for the nine and three month periods indicated was as follows:

	Nine Months Ended September 30, 2012
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$192	$—	$24	$(60)	$156
Real estate Construction	1,008	73	14	(178)	771
Real estate mortgage:
1-4 family residential	2,257	907	14	871	2,235
Multi-family residential	336	52	1	63	348
Non-farm & non-residential	410	64	—	278	624
Agricultural	721	15	5	142	853
Consumer	524	296	33	281	542
Other	50	356	247	107	48
Unallocated	344	—	—	96	440
	$5,842	$1,763	$338	$1,600	$6,017

	Three Months Ended September 30, 2012
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$198	$—	$24	$(66)	$156
Real estate Construction	764	—	14	(7)	771
Real estate mortgage:
1-4 family residential	2,099	295	6	425	2,235
Multi-family residential	274	—	—	74	348
Non-farm & non-residential	698	—	—	(74)	624
Agricultural	791	—	1	61	853
Consumer	535	83	8	82	542
Other	37	102	55	58	48
Unallocated	393	—	—	47	440
	$5,789	$480	$108	$600	$6,017

Activity in the allowance for loan losses for the nine and three month periods indicated was as follows:

	Nine Months Ended September 30, 2011
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$235	$36	$74	$(74)	$199
Real estate Construction	721	143	—	171	749
Real estate mortgage:
1-4 family residential	1,827	442	11	920	2,316
Multi-family residential	148	178	144	149	263
Non-farm & non-residential	889	333	14	70	640
Agricultural	265	—	14	425	704
Consumer	582	146	17	142	595
Other	58	555	398	173	74
Unallocated	200	—	—	(76)	124
	$4,925	$1,833	$672	$1,900	$5,664

	Three Months Ended September 30, 2011
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$205	$2	$—	$(4)	$199
Real estate Construction	674	19	—	94	749
Real estate mortgage:
1-4 family residential	2,303	231	6	238	2,316
Multi-family residential	334	84	—	13	263
Non-farm & non-residential	696	4	—	(52)	640
Agricultural	683	—	2	19	704
Consumer	569	27	6	47	595
Other	26	194	119	123	74
Unallocated	152	—	—	(28)	124
	$5,642	$561	$133	$450	$5,664

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.9 million as of September 30, 2012 and $2.9 million at December 31, 2011) in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31 2011:

As of September 30, 2012

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Allowance for Loan Losses:
Commercial	$—	$156	$156
Real estate construction	499	272	771
Real estate mortgage:
1-4 family residential	112	2,123	2,235
Multi-family residential	102	246	348
Non-farm & non-residential	156	468	624
Agricultural	559	294	853
Consumer	—	542	542
Other	—	48	48
Unallocated	—	440	440
	$1,428	$4,589	$6,017

Loans:
Commercial	$—	$31,627	$31,627
Real estate construction	3,035	7,335	10,370
Real estate mortgage:
1-4 family residential	3,917	165,560	169,477
Multi-family residential	471	10,797	11,268
Non-farm & non-residential	4,225	108,595	112,820
Agricultural	6,389	66,486	72,875
Consumer	—	17,848	17,848
Other	—	232	232
	$18,037	$408,480	$426,517

As of December 31, 2011

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Allowance for Loan Losses:
Commercial	$—	$192	$192
Real estate construction	703	305	1,008
Real estate mortgage:
1-4 family residential	325	1,932	2,257
Multi-family residential	52	284	336
Non-farm & non-residential	119	291	410
Agricultural	427	294	721
Consumer	—	524	524
Other	—	50	50
Unallocated	—	344	344
	$1,626	$4,216	$5,842

Loans:
Commercial	$—	$28,892	$28,892
Real estate construction	3,975	9,286	13,261
Real estate mortgage:
1-4 family residential	1,873	158,772	160,645
Multi-family residential	207	13,098	13,305
Non-farm & non-residential	2,667	97,380	100,047
Agricultural	6,416	71,404	77,820
Consumer	—	17,572	17,572
Other	—	325	325
	$15,138	$396,729	$411,867

The following table presents individually impaired average loan balances by class for the nine months periods ended September 30, 2012 and September 30, 2011:

	September 30, 2012	September 30, 2011
(in thousands)	Nine Month Average	Nine Month Average
Commercial	$—	$—
Real Estate construction	3,325	5,265
Real estate mortgage:
1-4 family residential	2,950	3,493
Multi-family residential	372	1,488
Non-farm & non-residential	3,691	5,477
Agricultural	6,406	4,565
Consumer	—	—
Other	—	—
Total	$16,744	$20,288

The following table presents individually impaired average loan balances by class for the three months periods ended September 30, 2012 and September 30, 2011:

	September 30, 2012	September 30, 2011
(in thousands)	Three Month Average	Three Month Average
Commercial	$—	$—
Real Estate construction	3,144	4,047
Real estate mortgage:
1-4 family residential	3,005	2,717
Multi-family residential	406	945
Non-farm & non-residential	3,936	4,846
Agricultural	6,410	5,596
Consumer	—	—
Other	—	—
Total	$16,901	$18,151

Interest income and cash-basis interest income recognized during impairment for the nine and three months ending September 30, 2012 and September 30, 2011 is shown below.

	Nine Months Ended	Three Months Ended
(in thousands)	September 30, 2012	September 30, 2012
Commercial	$—	$—
Real estate construction	40	—
Real estate mortgage:
1-4 family residential	136	5
Multi-family residential	12	—
Non-farm & non-residential	68	23
Agricultural	106	42
Consumer	—	—
Other	—	—
Total	$362	$70

	Nine Months Ended	Three Months Ended
	September 30, 2011	September 30, 2011
Commercial	$1	$1
Real estate construction	93	93
Real estate mortgage:
1-4 family residential	32	9
Multi-family residential	—	—
Non-farm & non-residential	—	—
Agricultural	111	7
Consumer	4	3
Other	—	—
Total	$241	$113

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012 (in thousands):

					Year to Date	Year to Date
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	800	40	40
Real estate mortgage:
1-4 family residential	3,034	3,014	—	1,844	35	35
Multi-family residential	—	—	—	51	12	12
Non-farm & non-residential	2,759	2,038	—	2,191	21	21
Agricultural	975	975	—	1,370	73	73
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	499	2,525	—
Real estate mortgage:
1-4 family residential	904	904	112	1,106	101	101
Multi-family residential	523	471	102	321	—	—
Non-farm & non-residential	2,186	2,186	156	1,500	47	47
Agricultural	5,414	5,414	559	5,036	33	33
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$18,830	$18,037	$1,428	$16,744	$362	$362

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

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011:

As of September 30, 2012

    (in thousands)

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$46	$—	$—
Real estate construction	3,035	—	—
Real estate mortgage:
1-4 family residential	1,003	235	508
Multi-family residential	471	—	—
Non-farm & non-residential	1,130	—	1,936
Agricultural	973	650	4,829
Consumer	32	22	—

Total	$6,690	$907	$7,273

As of December 31, 2011

    (in thousands)

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	1,138	—	—
Real estate mortgage:
1-4 family residential	2,573	372	519
Multi-family residential	207	—	—
Non-farm & non-residential	1,421	—	—
Agricultural	610	—	585
Consumer	68	26	—

Total	$6,017	$398	$1,104

Nonaccrual loans secured by real estate make up 99.0% of the total nonaccruals at September 30, 2012.

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

During the first nine months of 2012, $2.3 million of impaired loans were transferred to other real estate owned and $1.8 million recorded in charge offs.

The following tables present the aging of the recorded investment in past due and non-accrual loans as of September 30, 2012 and December 31, 2011 by class of loans:

As of September 30, 2012

        (in thousands)

	30–59	60–89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$1,053	$—	$—	$46	$1,099	$30,528
Real estate construction	—	—	—	3,035	3,035	7,335
Real estate mortgage:
1-4 family residential	3,011	396	235	1,003	4,645	164,832
Multi-family residential	—	—	—	471	471	10,797
Non-farm & non-residential	1,185	480	—	1,130	2,795	110,025
Agricultural	537	33	650	973	2,193	70,682
Consumer	235	12	22	32	301	17,547
Other	—	—	—	—	—	232

Total	$6,021	$921	$907	$6,690	$14,539	$411,978

As of December 31, 2011

     (in thousands)

	30–59	60–89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$71	$—	$—	$—	$71	$28,821
Real estate construction	—	—	—	1,138	1,138	12,123
Real estate mortgage:
1-4 family residential	1,859	232	372	2,573	5,036	155,609
Multi-family residential	164	—	—	207	371	12,934
Non-farm & non-residential	153	—	—	1,421	1,574	98,473
Agricultural	468	35	—	610	1,113	76,707
Consumer	130	38	26	68	262	17,310
Other	—	—	—	—	—	324

Total	$2,845	$305	$398	$6,017	$9,565	$402,301

Troubled Debt Restructurings:

The Company has allocated $689 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012.  No specific reserves were allocated to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2011.  The Company has not committed to lend additional amounts as of September 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

Two loans were modified as troubled debt restructurings during the nine months and three months ending September 30, 2012 and two additional notes were modified prior to January 1, 2012.  The modification of the terms of such loans were to interest only payments for a 1 year term and lower interest rates.

The following table presents loans by class modified as troubled debt restructurings outstanding as of September 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled Debt Restructurings:

Real estate mortgage:
1-4 family residential	1	$474	$508
Agricultural	1	4,847	4,829
Non-Farm & non-residential	1	1,926	1,936

Total	3	$7,247	$7,273

The troubled debt restructurings described above increased the allowance for loan losses by $270 thousand and resulted in charge offs of $0 during the nine month period ending September 30, 2012.  The post-modification balances increased primarily for amounts advanced to pay interest and taxes.  Loans past due 60 days are normally considered in default.  No loans modified in the last 12 months are in default.

No other loans were modified during the nine months and three months ending September 30, 2012 that did not meet the definition of a troubled debt restructuring.

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

As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of September 30, 2012

    (in thousands)

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$29,852	$1,414	$360	$—
Real estate construction	4,409	2,485	3,477	—
Real estate mortgage:
1-4 family residential	150,280	9,620	9,551	26
Multi-family residential	9,020	1,690	560	—
Non-farm & non-residential	98,935	9,098	4,786	—
Agricultural	60,881	4,016	7,975	2

Total	$353,377	$28,323	$26,709	$28

As of December 31, 2011

    (in thousands)

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$27,294	$1,342	$256	$—
Real estate construction	6,957	2,017	4,287	—
Real estate mortgage:
1-4 family residential	141,403	9,603	9,613	26
Multi-family residential	9,871	2,965	469	—
Non-farm & non-residential	91,957	5,317	2,773	—
Agricultural	63,391	6,663	7,751	15

Total	$340,873	$27,907	$25,149	$41

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $54 thousand at September 30, 2012 and $94 thousand at December 31, 2011.

4.  REAL ESTATE OWNED

Activity in real estate owned was as follows:

	Nine Months Ended
	2012	2011
	(in thousands)

Beginning of year	$8,296	$8,424
Additions	2,257	5,301
Sales	(3,565)	(3,815)
Additions to valuation allowance, net	(381)	(156)
Recovery from sale in valuation allowance	376	514

End of period	$6,983	$10,268

Activity in the valuation allowance was as follows:

	Nine Months Ended
	2012	2011
	(in thousands)

Beginning of year	$1,332	$799
Additions charged to expense, net	381	156
Recovery from sale	(376)	(514)

End of period	$1,337	$441

Expenses related to foreclosed assets include:

	Nine Months Ended
	2012	2011
	(in thousands)

Net loss (gain) on sales	$153	$47
Provision for unrealized losses, net	381	156
Operating expenses (receipts), net of rental income	639	500

End of period	$1,173	$703

5.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

	Nine Months Ended
	September 30
	2012	2011
	(in thousands)

Basic Earnings Per Share
Net Income	$5,094	$4,457
Weighted average common shares outstanding	2,706	2,709
Basic earnings per share	$1.88	$1.65
Diluted Earnings Per Share
Net Income	$5,094	$4,457
Weighted average common shares outstanding	2,706	2,709
Add dilutive effects of assumed vesting of stock grants	1	1
Weighted average common and dilutive potential common shares outstanding	2,707	2,710
Diluted earnings per share	$1.88	$1.65

	Three Months Ended
	September 30
	2012	2011
	(in thousands)

Basic Earnings Per Share
Net Income	$1,698	$1,774
Weighted average common shares outstanding	2,706	2,709
Basic earnings per share	$0.63	$0.67
Diluted Earnings Per Share
Net Income	$1,698	$1,774
Weighted average common shares outstanding	2,706	2,709
Add dilutive effects of assumed vesting of stock grants	1	1
Weighted average common and dilutive potential common shares outstanding	2,707	2,710
Diluted earnings per share	$0.63	$0.67

Stock options for 29,160 shares of common stock for the nine and three months ended September 30, 2012 and 30,660 shares of common stock for the nine and three months ended September 30, 2011 were excluded from diluted earnings per share because their impact was antidilutive.  Restricted stock grants of 14,154 shares of common stock for the nine and three months ended September 30, 2012 and 23,610 shares of common stock for the nine and three months ended September 30, 2011 were excluded from diluted earnings per share because their impact was antidilutive.

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

The combined summary of activity for 2012 in the expired Stock Option Plans follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	30,660	$29.68
Granted	—	—
Forfeited or expired	(1,500)	26.47
Exercised	—	—
Outstanding, end of period	29,160	$29.86	20.1 months	$—

Vested and expected to vest	29,160	$29.86	20.1 months	$—

Exercisable, end of period	29,160	$29.86	20.1 months	$—

As of September 30, 2012, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under either Stock Option Plan.  Since both Stock Option Plans have expired, as of September 30, 2012 no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 5,615 shares issued during 2012 and 5,955 shares issued during 2011.  There were 30 shares forfeited during the first nine months of 2012 and 295 shares forfeited during the first nine months of 2011.  As of September 30, 2012, the restricted stock grant plan allows for additional restricted stock share awards of up to 18,310 shares.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value	Fair Value Per Share

Nonvested at January 1, 2012	13,434	$253,366	$18.86
Granted	5,615	106,741	19.01
Vested	(4,280)	(91,879)	21.47
Forfeited	(30)	(570)	19.00

Nonvested at September 30, 2012	14,739	$267,658	$18.16

As of September 30, 2012, there was $222,312 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  As of September 30, 2012 no awards have been granted under the plan and 150,000 shares are still available.

7.              OTHER BORROWINGS

Promissory note payable of $700,000 at September 30, 2012 and $1,300,000 at December 31, 2011, matures July 28, 2013, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the bank.

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

Other Real Estate Owned:  The fair value of certain commercial and residential real estate properties classified as other real estate owned (OREO) are generally based on third party appraisals of the property, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

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

	Fair Value Measurements at September 30, 2012 Using:
(In thousands) Description	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U. S. government agencies	$22,779	$—	$22,779	$—
States and municipals	81,619	—	81,619	—
Mortgage-backed - residential	78,269	—	78,269	—
Equity securities	309	309	—	—
Total	$182,976	$309	$182,667	$—

	Fair Value Measurements at December 31, 2011 Using:
(In thousands) Description	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U. S. government agencies	$23,354	$—	$23,354	$—
States and municipals	86,607	—	86,607	—
Mortgage-backed - residential	70,155	—	70,155	—
Equity securities	303	303	—	—
Total	$180,419	$303	$180,116	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012 Using:
(In thousands) Description	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)

Impaired loans:
Real estate construction	$2,535	$—	$—	$2,535
Real Estate Mortgage:
1-4 family residential	792	—	—	792
Multi-family residential	369	—	—	369
Non-farm & non-residential	2,031	—	—	2,031
Agricultural	4,855	—	—	4,855

Other real estate owned:
Residential	4,630	—	—	4,630

Loan servicing rights	517	—	—	517

	Fair Value Measurements at December 31, 2011 Using:
(In thousands) Description	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)

Impaired loans:
Real estate construction	$2,332	$—	$—	$2,332
Real Estate Mortgage:
1-4 family residential	953	—	—	953
Multi-family residential	155	—	—	155
Non-farm & non-residential	970	—	—	970
Agricultural	4,515	—	—	4,515

Other real estate owned:
Residential	5,542	—	—	5,542
Commercial real estate	42	—	—	42

Loan servicing rights	380	—	—	380

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10.6 million, which includes a valuation allowance of $1.4 million at September 30, 2012. The allowance for specific impaired loans decreased $198 thousand for the nine months ending September 30, 2012 and increased $28 thousand for the three months ending September 30, 2012.  The loan loss provision for the nine months ending September 30, 2012 is $1.6 million and $600 thousand for the three months ending September 30, 2012.  The loan loss provision for the nine months ending September 30, 2011 was $1.9 million and $450 thousand for the three months ending September 30, 2011.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $4.6 million, which is made up of the outstanding balance of $5.9 million, net of a valuation allowance of $1.3 million at September 30, 2012.  The net write-downs of Other Real Estate Owned properties totaled $381 thousand for the nine months ending September 30, 2012.  The net write-down consists of $442 thousand in write downs and $61 thousand in the recovery of a prior write-down. Write-downs of Other Real Estate Owned properties totaled $362 thousand for the three months ending September 30, 2012.  The write-down of Other Real Estate Owned properties totaled $156 thousand for the nine months ending September 30, 2011 and $88 thousand for the three months ending September 30, 2011.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $517 thousand, which is made up of the outstanding balance of $795 thousand, net of a valuation allowance of $278 thousand at September 30, 2012, resulting in a net write-down of $29 thousand for the nine months ending September 30, 2012 and a write-down of $69 thousand for the three months ending September 30, 2012.  The valuation adjustment to the loan servicing rights was a recovery of $8 thousand for the nine months ending September 30, 2011 and a write-down of $33 thousand for the three months ending September 30, 2011.  At December 31, 2011, loan servicing rights were carried at their fair value of $380 thousand, which is made up of the outstanding balance of $630 thousand, net of a valuation allowance of $250 thousand at December 31, 2011.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired loans
Real estate construction	$2,535	sales comparison	adjustment for differences between the comparable sales	23%-30% (27%)

Real estate mortgage:
1-4 family residential	349	sales comparison	adjustment for differences between the comparable sales	0%-44% (10%)

Multi-family residential	369	sales comparison	adjustment for differences between the comparable sales	2%-23% (14%)

Non-farm & non-residential	243	sales comparison	adjustment for differences between the comparable sales	7%-11% (9%)

Other real estate owned:
Residential	4,630	sales comparison	adjustment for differences between the comparable sales	1%-70% (10%)
		income approach	capitalization rate	8%-10% (8%)

Loan Servicing Rights	517	discounted cash flow	constant prepayment rates	3%-41% (20%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2012 and December 31, 2011 are as follows:

Fair Value Measurements at

September 30, 2012 Using:

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$13,784	$13,784	$—	$—	$13,784
Securities	182,976	309	182,667	—	182,976
Mortgage loans held for sale	246	—	246	—	246
Loans, net	420,500	—	—	419,161	419,161
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	4,034	—	1,158	2,876	4,034
Financial liabilities
Deposits	$540,581	$355,487	$188,176	$—	$543,663
Securities sold under agreements to repurchase and other borrowings	4,044	—	4,046	—	4,046
Federal Funds Purchased	1,942	1,942			1,942
FHLB advances	32,918	—	34,340	—	34,340
Subordinated Debentures	7,217	—	—	7,626	7,626
Interest payable	721	—	704	17	721

December 31, 2011:

	December 31, 2011
	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$17,657	$17,657
Securities	180,419	180,419
Mortgage loans held for sale	624	624
Loans, net	406,025	407,872
FHLB stock	6,731	N/A
Interest receivable	4,052	4,052

Financial liabilities
Deposits	$542,924	$545,467
Securities sold under agreements to repurchase and other borrowings	4,523	4,523
FHLB advances	30,326	32,227
Subordinated debentures	7,217	6,339
Interest payable	963	963

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

Summary

The Company recorded net income of $5.1 million, or $1.88 basic earnings and diluted earnings per share for the first nine months ending September 30, 2012 compared to $4.5 million or $1.65 basic earnings and diluted earnings per share for the nine month period ending September 30, 2011.  The first nine months earnings reflects an increase of 14.3% compared to the same time period in 2011, due primarily to an increase in the gain on sold mortgage loans of $940 thousand, an increase of $397 thousand in gains on sold securities, an increase in net interest income of $346 thousand and a decrease of $300 thousand in the provision for loan losses.  These positive changes to net income during 2012 were partially offset by an increase of $353 thousand in employee salaries and benefits, an increase of $364 thousand in repossession expenses and an increase of $253 thousand in loan fees.  The earnings for the three months ending September 30, 2012 were $1.7 million, or $0.63 basic and diluted earnings per share compared to $1.8 million or $0.67 basic and diluted earnings per share for the three month period ending September 30, 2011.  The earnings for the three month period in 2012 reflect a 4.3% decrease compared to the same time period in 2011.

Return on average assets was 1.00% for the nine months ended September 30, 2012 and 0.91% for the nine month period ended September 30, 2011.  Return on average assets was 1.00% for the three months ended September 30, 2012 and 1.09% for the three months ended September 30, 2011.  Return on average equity was 9.5% for the nine month period ended September 30, 2012 and 9.3% for the same period in 2011. Return on average equity was 9.3% for the three months ended September 30, 2012 and 10.7% for the same time period in 2011. Gross Loans increased $14.6 million from $411.9 million on December 31, 2011 to $426.5 million on September 30, 2012.  The overall increase is attributed mostly to an increase of $12.8 million in non-farm and non-residential real estate loans, an increase of $8.8 million in 1-4 family residential real estate loans and an increase of $2.7 million in commercial loans.  Decreases in the loan portfolio from December 31, 2011 to September 30, 2012 included a decrease of $4.9 million in agricultural loans, a decrease of $2.9 million in real estate construction loans and a decrease of $2.0 million in multi-family residential real estate loans.

Total deposits decreased from $542.9 million on December 31, 2011 to $540.6 million on September 30, 2012, a decrease of $2.3 million.  Non-interest bearing demand deposit accounts increased $8.9 million from December 31, 2011 to September 30, 2012.  This increase is not all attributable to additional deposits being placed with the bank.  Part of the increase is from deposit accounts changing from time deposits to non-interest bearing demand deposit accounts. Time deposits $100 thousand and over decreased $7.5 million and other interest bearing deposit accounts decreased $3.8 million.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $18.5 million for the nine months ended September 30, 2012 compared to $18.2 million for the nine months ended September 30, 2011, an increase of 1.9%.  The interest spread of 3.97% for the first nine months of 2012 is down from 4.06% reported for the same period in 2011, a decrease of 9 basis points.  Rates have remained fairly low in the past year. For the first nine months ending September 30, 2012, the cost of total deposits was 0.46% compared to 0.79% for the same time period in 2011.  Increasing non-interest bearing deposit accounts and lower rates on certificates of deposit accounts have helped to lower the cost of deposits.  Net interest income was $6.1 million for the three months ending September 30, 2012 compared to $6.2 million for the three months ending September 30, 2011, a decrease of 1.4%.  The interest spread was 3.91% for the three month period ending September 30, 2012 compared to 4.15% for the three month period in 2011, a decrease of 24 basis points.

For the first nine months, the yield on assets decreased from 5.06% in 2011 to 4.60% in 2012.  The yield on loans decreased 23 basis points in the first nine months of 2012 compared to 2011 from 5.87% to 5.64%.  The yield on securities decreased 78 basis points in the first nine months of 2012 compared to 2011 from 3.46% in 2011 to 2.68% in 2012. The cost of liabilities decreased from 1.00% in 2011 to 0.62% in 2012.  Year to date average loans increased $7.8 million, or 1.9% from September 30, 2011 to September 30, 2012.  Loan interest income decreased $311 thousand for the first nine months of 2012 compared to the first nine months of 2011.  Year to date average deposits increased from September 30, 2011 to September 30, 2012, up $23.4 million or 4.4%.  The increase is largely attributed to an increase in public funds.  Year to date average interest bearing deposits increased $10.3 million, or 2.5%, from September 30, 2011 to September 30, 2012.  Deposit interest expense has decreased $1.2 million for the first nine months of 2012 compared to the same period in 2011.  Year to date average borrowings decreased $9.1 million, or 17.4% from September 30, 2011 to September 30, 2012.  The decrease is mostly attributed to paying off FHLB advances as they mature.  Interest expense on borrowed funds has decreased $298 thousand for the first nine months of 2012 compared to the same period in 2011.

The volume rate analysis for the nine months ending September 30, 2012 that follows indicates that $1.8 million of the decrease in interest income is attributable to a decrease in interest rates, while the change in volume contributed to an increase of $636 thousand in interest income.  Even more affected by volume and rate changes was the liability side of the balance sheet.  The average rate of the Company’s total outstanding deposits and borrowing liabilities decreased from 1.00% in 2011 to 0.62% in 2012.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $1.2 million in interest expense, while the change in volume was responsible for a $327 thousand decrease in interest expense.  As a result, the increase in net interest income for the first nine months in 2012 is mostly attributed to increases in volume in the loan and security portfolios and reduced rates on deposits.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2012.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	Nine Months Ending
	2012 vs. 2011
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$486	$(797)	$(311)
Investment Securities	131	(1,022)	(891)
Other	19	(1)	18
Total Interest Income	636	(1,820)	(1,184)
INTEREST EXPENSE
Deposits
Demand	141	(347)	(206)
Savings	13	(14)	(1)
Negotiable Certificates of Deposit and Other Time Deposits	(261)	(764)	(1,025)
Securities sold under agreements to repurchase and other borrowings	(47)	31	(16)
Federal Home Loan
Bank advances	(173)	(109)	(282)
Total Interest Expense	(327)	(1,203)	(1,530)
Net Interest Income	$963	$(617)	$346

Non-Interest Income

Non-interest income increased $1.6 million for the nine months ended September 30, 2012, compared to the same period in 2011, to $8.1 million. The increase was due primarily to an increase of $940 thousand in gains recognized on sold mortgage loans, an increase of $397 thousand in gains recognized on sold securities and an increase of $155 thousand in debit card interchange income.  Increases to non-interest income for the first nine months of 2012 compared to the first nine months of 2011 also included an increase of $85 thousand in service charges and an increase of $55 thousand in brokerage fee income.  Non-interest income increased $698 thousand for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The increase was mostly the result of an increase of $375 thousand in gains recognized on the sale of mortgage loans and an increase of $350 thousand in gains recognized on sold securities.  Increases to non-interest income for the three month period ending September 30, 2012 compared to the three months ending September 30, 2011 also included an increase of $47 thousand in debit card interchange income, a decrease of $43 thousand in service charges and a decrease of $38 thousand in loan service fee income.

The gain on the sale of mortgage loans increased from $533 thousand in the first nine months of 2011 to $1.5 million during the first nine months of 2012, an increase of $940 thousand.  For the three months ending September 30, 2012 compared to the same time period in 2011, the gain on the sale of mortgage loans increased $375 thousand.  The volume of loans originated to sell during the first nine months of 2012 increased $30.3 million compared to the same time period in 2011.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans. Loan service fee income, net of amortization expense, was $29 thousand for the nine months ending September 30, 2012 compared to $70 thousand for the nine months ending September 30, 2011, a decrease of $41 thousand.  For the three month period ending September 30, 2012, loan service fee income, net of amortization expense, was a loss of $54 thousand compared to a loss of $16 thousand for the same time period one year ago.  During the first nine months of 2012, the carrying value of the mortgage servicing right was written down a net amount of $29 thousand, as the fair value of this asset decreased.  Of this, a positive adjustment of $63 thousand was recorded in the first quarter of 2012, a write-down of $23 thousand was recorded during the second quarter of 2012 and a write-down in the amount of $69 thousand was recorded during the third quarter of 2012.  For the nine months ending September 30, 2011, the carrying value of the mortgage servicing right had a positive valuation adjustment in the amount of $8 thousand.  Of this, a positive adjustment of $20 thousand was recorded in the first quarter of 2011, a positive adjustment of $21 thousand was recorded in the second quarter of 2011 and a write-down of $33 thousand was recorded during the third quarter of 2011.

Non-Interest Expense

Total non-interest expenses increased $1.2 million for the nine month period ended September 30, 2012 compared to the same period in 2011.  For the three month period ended September 30, 2012 compared to the three months ending September 30, 2011, total non-interest expense increased $497 thousand.

For the comparable nine month periods, salaries and benefits increased $353 thousand, an increase of 4.0%.  The increase is attributed largely to additional employees being hired throughout 2011 and 2012 and normal pay increases at the beginning of 2012.  The number of full time equivalent employees at September 30, 2012 was 202 compared to 193 one year ago and 184 at December 31, 2011.  Salaries and employee benefits increased $76 thousand for the three month period ending September 30, 2012 compared to the same time period in 2011.

Occupancy expenses decreased $41 thousand to $2.2 million for the first nine months of 2012 compared to the same time period in 2011.  Occupancy expenses decreased $16 thousand for the three month period ended September 30, 2012 compared to the same time period in 2011.

Legal and professional fees decreased $102 thousand for the first nine months ended September 30, 2012 compared to the same time period in 2011. Legal and professional fees decreased $107 thousand for the three month period ending September 30, 2012 compared to the same time period in 2011. Repossession expenses increased $364 thousand for the first nine months ending September 30, 2012 compared to the same time period in 2011 and increased $138 thousand for the three months period ending September 30, 2012 compared to the same period one year ago.  Repossession expenses are reported net of rental income earned on the repossessed properties.  Repossession expenses were higher during the first nine months of 2012 when compared to the same time period in 2011 due to maintaining additional other real estate owned properties in 2012. In addition, the rents earned on other real estate properties, including new property added, decreased $153 thousand to $262 thousand for the nine months ending September 30, 2012 compared to the same period last year.  FDIC insurance expense decreased $88 thousand for the nine months ending September 30, 2012 and $79 thousand for the three months ending September 30, 2012, compared to the same time period in 2011.  The decrease is mostly attributed to a change in the calculation the FDIC uses to assess insurance premiums.

Income Taxes

The effective tax rate for the nine months ended September 30, 2012 was 18.2% compared to 14.9% in 2011.  The effective tax rate for the three months ended September 30, 2012 was 18.2% compared to 16.0% for the three months ended September 30, 2011. These rates are less than the statutory rate as a result of the tax-free securities and loans and tax credits generated by certain investments held by the Company.  The rates for 2012 are higher due to the higher level of income for 2012.  Tax-exempt interest income decreased $61 thousand for the first nine months of 2012 compared to the first nine months of 2011.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the nine months ended September 30, 2012, the Company averaged $77.7 million in tax free securities and $17.0 million in tax free loans. As of September 30, 2012, the weighted average remaining maturity for the tax free securities is 137 months, while the weighted average remaining maturity for the tax free loans is 146 months.

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

Cash and cash equivalents were $13.8 million as of September 30, 2012 compared to $17.7 million at December 31, 2011.  The decrease in cash and cash equivalents is attributed to a decrease of $3.5 million in cash and due from banks and a decrease of $350 thousand in federal funds sold. In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $183.0 million at September 30, 2012 compared to $180.4 million at December 31, 2011.  The available for sale securities are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first nine months of 2012, deposits decreased $2.3 million. The Company’s investment portfolio increased $2.6 million and the Company’s loan portfolio increased $14.7 million. The borrowed funds the Company have with the FHLB increased $2.6 million. The Company paid down FHLB advances by $42.4 million during the first nine months of 2012 but replaced some of those maturing advances with new short-term borrowings.  Federal Funds purchased increased $1.9 million from $0 at December 31, 2011 to $1.9 million at September 30, 2012.

The Company has a promissory note payable that matures July 28, 2013, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the Bank.  The loan agreement contains certain covenants and performance terms.  The Bank was in compliance with the non-performing asset covenant at September 30, 2012.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as FHLB advances, may be used.  We rely on FHLB advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of September 30, 2012, we have sufficient collateral to borrow an additional $58 million from the FHLB. In addition, as of September 30, 2012, $22 million is available in overnight borrowing through various correspondent banks and the Company has access to $229 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of September 30, 2012 and December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2012
Consolidated

Total Capital (to Risk-Weighted Assets)	$67,329	14.5%	$37,086	8%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	61,512	13.3	18,543	4	N/A	N/A
Tier I Capital (to Average Assets)	61,513	9.4	26,311	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$67,216	14.5%	$37,084	8%	$46,356	10%
Tier I Capital (to Risk-Weighted Assets)	61,400	13.3	18,542	4	27,813	6
Tier I Capital (to Average Assets)	61,400	9.3	26,301	4	32,877	5

December 31, 2011
Consolidated
Total Capital (to Risk-Weighted Assets)	$64,279	14.0%	$36,718	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	58,525	12.8	18,359	4	N/A	N/A
Tier I Capital (to Average Assets)	58,525	9.2	25,414	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$65,229	14.2%	$36,705	8%	$45,882	10%
Tier I Capital (to Risk-Weighted Assets)	59,476	13.0	18,353	4	27,529	6
Tier I Capital (to Average Assets)	59,476	9.4	25,405	4	31,756	5

Non-Performing Assets

As of September 30, 2012, our non-performing assets totaled $21.9 million or 3.25% of assets compared to $15.8 million or 2.35% of assets at December 31, 2011 (See table below.)  The Company experienced an increase of $673 thousand in non-accrual loans from December 31, 2011 to September 30, 2012. As of September 30, 2012, non-accrual loans include $3.0 million in loans secured by real estate construction, $973 thousand in loans secured by farmland, $1.0 million in loans secured by 1-4 family residential properties, $1.1 million in loans secured by non-farm & non-residential real estate and $471 thousand in loans secured by multi-family residential real estate.  Real estate loans composed 99.0% of the non-performing loans as of September 30, 2012 and 99.3% as of December 31, 2011.  Forgone interest income on non-accrual loans totaled $273 thousand for the first nine months of 2012 compared to forgone interest of $558 thousand for the same time period in 2011.  Accruing loans that are contractually 90 days or more past due as of September 30, 2012 totaled $907 thousand compared to $398 thousand at December 31, 2011, an increase of $509 thousand. The total nonperforming and restructured loans increased $7.4 million from December 31, 2011 to September 30, 2012, resulting in an increase in the ratio of nonperforming loans to loans of 166 basis points to 3.49%.  In addition, the amount the Company has booked as “Other Real Estate” has decreased $1.3 million from December 31, 2011 to September 30, 2012.  As of September 30, 2012, the amount recorded as “Other Real Estate” totaled $7.0 million compared to $8.3 million at December 31, 2011. The overall decrease in total “Other Real Estate” properties is mostly attributed to sales of Other Real Estate properties exceeding new additions.  During the first nine months of 2012, $2.3 million was added to Other Real Estate properties while $3.2 million in Other Real Estate properties was sold.  In addition, write-downs of $381 thousand also contributed to the decrease.  The allowance as a percentage of non-performing and restructured loans and Other Real Estate Owned decreased from 37% at December 31, 2011 to 28% at September 30, 2012.

Nonperforming Assets

	9/30/12	12/31/11
	(in thousands)

Non-accrual Loans	$6,690	$6,017
Accruing Loans which are Contractually past due 90 days or more	907	398
Troubled Debt Restructurings	7,273	1,104
Total Nonperforming Loans	14,870	7,519
Other Real Estate	6,983	8,296
Total Nonperforming Loans and Other Real Estate	$21,853	$15,815
Nonperforming Loans as a Percentage of Loans	3.49%	1.83%
Nonperforming Loans and Other Real Estate as a Percentage of Total Assets	3.25%	2.35%
Allowance as a Percentage of Period-end Loans	1.41%	1.42%
Allowance as a Percentage of Non-performing Loans and Other Real Estate	28%	37%

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

Provision for Loan Losses

The loan loss provision for the first nine months was $1.6 million for 2012 and $1.9 million for 2011. Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions.  The average loss rates are reviewed for trends in the analysis, as well as comparisons to peer group loss rates.  Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type.  Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types.  As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Nonperforming loans and restructured loans increased $7.4 million since December 31, 2011 to $14.9 million as of September 30, 2012.  Other real estate decreased $1.3 million over this same time period.  Additions to Other real estate totaled $3.6 million while sales totaled $2.3 million.

The September 30, 2012 unallocated allowance of $440 thousand increased from the December 31, 2011 balance of $344 thousand.

Net charge-offs for the nine month period ended September 30, 2012 were $1.4 million compared to net charge-offs of $1.2 million for the same period in 2011. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Nine Months Ended September 30
	(in thousands)
	2012	2011

Balance at Beginning of Period	$5,842	$4,925
Amounts Charged-off:
Commercial	—	36
Real Estate Construction	73	143
1-4 family residential	907	442
Multi-family residential	52	178
Non-farm & non-residential	64	333
Agricultural	15	—
Consumer and other	652	701
Total Charged-off Loans	1,763	1,833
Recoveries on Amounts Previously Charged-off:
Commercial	24	74
Real Estate Construction	14	—
1-4 family residential	14	11
Multi-family residential	1	144
Non-farm & non-residential	—	14
Agricultural	5	14
Consumer and other	280	415
Total Recoveries	338	672
Net Charge-offs	1,425	1,161
Provision for Loan Losses	1,600	1,900
Balance at End of Period	6,017	5,664
Loans
Average	417,053	408,922
At September 30	426,517	408,202
As a Percentage of Average Loans:
Net Charge-offs for the period	0.34%	0.28%
Provision for Loan Losses for the period	0.38%	0.46%
Allowance as a Multiple of Net Charge-offs (annualized)	3.2	3.7

Loan Losses

	Three Months Ended September 30
	(in thousands)
	2012	2011

Balance at Beginning of Period	$5,789	$5,642
Amounts Charged-off:
Commercial	—	2
Real estate construction	—	19
1-4 family residential	295	231
Multi-family residential	—	84
Non-farm & non-residential	—	4
Real estate mortgage	—	—
Agricultural	—	—
Consumer and other	185	221
Total Charged-off Loans	480	561
Recoveries on Amounts Previously Charged-off:
Commercial	24	—
Real estate construction	14	—
1-4 family residential	6	6
Multi-family residential	—	—
Non-farm & non-residential	—	—
Real estate mortgage	—	—
Agricultural	1	2
Consumer and other	63	125
Total Recoveries	108	133
Net Charge-offs	372	428
Provision for Loan Losses	600	450
Balance at End of Period	$6,017	$5,664
Loans
Average	$422,989	$409,178
At September 30	426,517	408,202
As a Percentage of Average Loans:
Net Charge-offs for the period	0.09%	0.10%
Provision for Loan Losses for the period	0.14%	0.11%
Allowance as a Multiple of Net Charge-offs (annualized)	4.0	3.3

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

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.  The projections are based on balance sheet growth assumptions and re pricing opportunities for new, maturing and adjustable rate amounts.  As of September 30, 2012, the projected percentage changes are within limits approved by our Board of Directors (“Board”).  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  This period’s volatility is slightly higher in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of September 30, 2012 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (10/12 - 9/13)

Net interest income	$23,193	$24,136	$24,813	$25,003	$25,218
Net interest income dollar change	(1,499)	(677)	N/A	190	405
Net interest income percentage change	-6.1%	-2.7%	N/A	0.76%	1.63%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of September 30, 2011 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (10/11 - 9/12)

Net interest income	$24,485	$25,213	$25,796	$25,708	$25,740
Net interest income dollar change	(1,311)	(583)	N/A	(88)	(56)
Net interest income percentage change	-5.1%	-2.3%	N/A	-0.3%	-0.2%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from September 30, 2012, year one reflected a decline in net interest income of 2.7% with a 100 basis point decline compared to the 2.3% decline in 2011.  The 100 basis point increase in rates reflected a 0.8% increase in net interest income in 2012 compared to a decrease of 0.3% in 2011.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the September 30, 2012 balance sheet, a 100 basis point increase in rates results in a 3.0% decrease in EVE.  A 100 basis point decrease in rates results in a 7.4% decrease in EVE.  These are within the Board approved limits.

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

Our results of operations and financial condition may be negatively affected if we are unable to meet a debt covenant and, correspondingly, unable to obtain a waiver regarding the debt covenant from the lender. From time to time we may obtain financing from other lenders.  The loan documents reflecting the financing often require us to meet various debt covenants. If we are unable to meet one or more of our debt covenants, then we will typically attempt to obtain a waiver from the lender.  For example, the Company has a promissory note payable that matured July 28, 2012 and was renewed for an additional one year term on similar terms.  The Bank was not in compliance with the non-performing asset covenant in the subject loan agreement at June 30, 2012 but the lender waived the noncompliance. If a lender were not to agree to a waiver in such an instance, then we would be in default under our borrowing obligation.  This default could affect our ability to fund various strategies that we may have implemented resulting in a negative impact in our results of operations and financial condition.  The Bank was in compliance with the non-performing asset covenant at September 30, 2012.

Other than the additional risk factors mentioned above, there are no material changes from the risk factors set forth under Part I, Item 1A “Risk  Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which you are encouraged to carefully consider.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

7/1/12 – 7/31/12	—	$—	—	96,742 shares

8/1/12 – 8/31/12	—	—	—	96,742 shares

9/1/12 – 9/30/12	—	—	—	96,742 shares

Total	—	—	—	96,742 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through September 30, 2012, 303,258 shares have been purchased.

Item 6.           Exhibits

2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report of Form 8-K dated and filed February 24, 2006.

3.1

Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 and filed May 15, 2000.

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report of Form 10-Q for the quarterly period ending June 30, 2000 and filed August 14, 2000.

3.3

Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report of Form 10-K for the period ending December 31, 2005 and filed March 29, 2006.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and (v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	11/13/12	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	11/13/12	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer