Form 10-K
period 2012-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2013-03-28
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number:  33-96358

KENTUCKY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0993464
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 157, Paris, Kentucky	40362-0157
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (859)987-1795

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, no par value per share	OTC QB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2012 was approximately $46.1 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 20, 2013:  2,724,829.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2013 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

The Company had total assets of $701.0 million, total deposits of $590.4 million and stockholders’ equity of $74.0 million as of December 31, 2012.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky 40361, and the telephone number at that address is (859) 987-1795.

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

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 85% of which are secured by real estate at December 31, 2012.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

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

Market Served.  We primarily conduct our business in the Commonwealth of Kentucky.  Our primary market areas consist of Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties in Kentucky.  In late February 2013, we filed a branch application for Lexington, Kentucky with the FDIC, and recently received regulatory approval.  We anticipate the branch will be open in the second quarter of 2013.  Per capita personal income for Kentucky increased from $32,376 in 2010 to $33,989 in 2011, according to the Bureau of Economic Analysis.  The Bureau of Labor Statistics reports that the unemployment rate in Kentucky has shown some improvement.  The unemployment rate in Kentucky is 8.1% for December of 2012, compared to 9.0% for December of 2011.

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

Financing Corporation (“FICO”) Assessments.  FICO assessment costs were $40 thousand in 2012, $47 thousand in 2011 and $58 thousand for 2010.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2017 through 2019.

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

Under the TAGP, the FDIC guaranteed 100% of certain noninterest bearing transaction accounts up to any amount to participating FDIC insured institutions.  This unlimited coverage expired December 31, 2012.  The Company opted to participate in the TAGP; as such, it incurred an additional quarterly-assessed fee on balances in noninterest bearing transaction accounts exceeding the recently increased $250 thousand deposit limit that became effective on November 13, 2008.  The previous deposit insurance limit amount was $100 thousand.

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

Employees

At December 31, 2012, the number of full time equivalent employees of the Company was 193.

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

Significant decline in general economic conditions will negatively affect the financial results of our banking operations.  Our success depends on general economic conditions both locally, nationally, and to a lesser extent, internationally.  Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008 and such weakened conditions continued through 2013.  While economic conditions have improved in some areas, business activity remains low, particularly in real estate.  Further, the March 2011 earthquake in Japan and resulting devastation has affected and may continue to affect the ability of our customers, who work for or contract with the Toyota car manufacturing facility located in Georgetown, Kentucky, to repay mortgage or commercial business loans.  Many businesses are still in serious difficulty due to reduced consumer spending and continued liquidity challenges in the market.  The housing market is still depressed as reflected by a high level of foreclosures and continued unemployment.  These factors have affected the performance of mortgage loans and resulted in financial institutions, including government-sponsored entities, in making significant write-downs of asset values of mortgage-backed securities, credit default swaps and other derivative and cash securities.  Some financial institutions have failed.  Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity.  Consumer confidence regarding the economy is low and the financial markets reflect this lack of confidence.  Most of our customers are in the Central Kentucky area, and have been directly affected by this recession.  Local economic conditions have affected the demand of customers for loans, the ability of some borrowers to repay these loans and the value of the collateral securing these loans.  Loan growth is critical to our profitability.  We do not expect significant improvement in the economy in the near future, and future declines in the economy will likely make the credit market crisis worse.

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

Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the promulgation of regulations thereunder could significantly increase our compliance and operating costs or otherwise have a material and adverse effect on the Company’s financial position, results of operations, or cash flows.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and has required and continues to require the BCFP and other federal agencies to implement many new rules.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business.   However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock.  See previous discussion under “Regulation and Supervision” for more information on the Dodd-Frank Act.

Higher FDIC Deposit Insurance Premiums and Assessments Could Adversely Affect Our Financial Condition.  FDIC insurance premiums increased substantially in 2009 and 2010 but decreased in 2011 and 2012. The Company may have to pay significantly higher FDIC premiums in the future.  Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  Under the Federal Deposit Insurance Act, as amended by Dodd-Frank, the FDIC must establish and implement a plan to restore the Deposit Insurance Fund’s designated reserve ratio to 1.35% of insured deposits by 2020.  The FDIC must continue to assess and consider the appropriate level of the designated reserve ratio annually by considering each of the following:  risk of loss to the insurance fund; economic conditions affecting the banking industry; the prevention of sharp swings in the assessment rates; and any other factors the FDIC deems important. In December 2010 the FDIC announced that it had established the long-term reserve ratio at 2.0%.

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

Note 6 to the Company’s audited and consolidated financial statements included in Item 8 (“2012 Consolidated Financial Statements and Notes”) contains additional information relating to amounts invested in premises and equipment.

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

The Company terminated its Defined Benefit Plan (the Plan) effective December 31, 2008.  The termination was filed with the Pension Benefit Guaranty Corporation (PBGC) in April 2009.  The 60-day PBGC comment period passed without comment from PBGC.  Benefits were distributed according to the actuarial calculations in 2009.  The Internal Revenue Service (IRS) issued a favorable determination as to the Plan termination in July 2010.  Subsequent to termination and distribution, the Plan was selected for audit by the PBGC.  The PBGC asserts a plan amendment was applied errantly resulting in lower benefits.  A preliminary estimate provided by the Plan actuary indicates the potential exposure related to this matter is $1.3 million.  The Company believes it has meritorious defenses and formally rebutted the PBGC assertion in June 2011 requesting a reconsideration of the PBGC conclusion and intends to continue to vigorously defend the position.  As such, the Company does not believe a loss is probable and has not recorded a liability relating to the PBGC assertion.  The Company awaits the response from the PBGC.

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

The following table sets forth the high and low closing sales prices of the Common Stock from the OTC Bulletin Board and the dividends declared thereon, for the periods indicated below:

		High	Low	Dividend

2012	Quarter 4	$21.10	$17.96	$0.23
	Quarter 3	23.00	20.27	0.23
	Quarter 2	23.90	20.20	0.23
	Quarter 1	23.49	19.05	0.23
2011	Quarter 4	$19.01	$17.75	$0.22
	Quarter 3	19.25	16.00	0.22
	Quarter 2	17.00	15.83	0.22
	Quarter 1	17.50	16.50	0.22

Note 16 to the Company’s 2012 Consolidated Financial Statements and Notes included Item 8 contains additional information relating to amounts available to be paid as dividends.

Holders

As of December 31, 2012 the Company had 2,719,694 shares of Common Stock outstanding and approximately 521 holders of record of its Common Stock.

Dividends

During 2012 and 2011, the Corporation declared quarterly cash dividends aggregating $0.92 and $0.88 per share, respectively.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

The table below lists issuer purchases of equity securities.

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
10/1/12 - 10/31/12	—	—	—	96,742 shares

11/1/12 - 11/30/12	—	—	—	96,742 shares

12/1/12 - 12/31/12	—	—	—	96,742 shares

Total	—		—	96,742 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program.  The Company is authorized to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the purchase of an additional 100,000 shares.  On May 17, 2011, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through December 31, 2012, 303,258 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on February 7, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensations plans under which equity securities of the company are authorized for issuance.

			No. of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column 1)

Plans Approved By Stockholders:

1993 Nonemployee Directors Stock Ownership Incentive Plan	5,400	30.49	—

1999 Employee Stock Option Plan	23,060	29.71	—

2005 Restricted Stock Grant Plan	—	—	18,310

2009 Stock Award Plan	—	—	150,000

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

The following graph compares the change in the cumulative total stockholder return on our common stock with the cumulative total return of listed NASDAQ banks and the Russell Microcap Index from 2007 through 2012.  This comparison assumes $100 invested on December 31, 2007 in (a) our common stock,(b) NASDAQ Bank and (c) the Russell Microcap Index.

Item 6.  Selected Financial Data (in thousands except per share data)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.

	At or For the Year Ended December 31
	2012	2011	2010	2009	2008
CONDENSED STATEMENT OF INCOME:
Total Interest Income	$28,233	$29,889	$30,276	$31,929	$35,129
Total Interest Expense	3,716	5,565	10,067	12,509	15,359
Net Interest Income	24,517	24,324	20,209	19,420	19,770
Provision for Losses	2,050	2,450	3,250	3,450	3,700
Net Interest Income After Provision for Losses	22,467	21,874	16,959	15,970	16,070
Noninterest Income	11,870	9,347	10,566	10,214	8,354
Noninterest Expense	25,686	24,615	22,021	21,152	20,027
Income Before Income Tax Expense	8,651	6,606	5,504	5,032	4,397
Income Tax Expense	1,643	919	565	184	684
Net Income	7,008	5,687	4,939	4,848	3,713

SHARE DATA:
Basic Earnings per Share (EPS)	$2.59	$2.09	$1.81	$1.77	$1.34
Diluted EPS	2.59	2.09	1.81	1.77	1.33
Cash Dividends Declared	0.92	0.88	0.84	0.80	1.12
Book Value	27.21	25.38	22.29	22.25	20.77
Average Common Shares-Basic	2,705	2,719	2,732	2,737	2,778
Average Common Shares-Diluted	2,708	2,720	2,732	2,737	2,782

SELECTED BALANCE SHEET DATA:
Loans, net	$423,928	$406,025	$406,905	$417,818	$418,812
Investment Securities	192,780	180,419	176,867	168,411	172,834
Total Assets	701,010	659,453	658,943	675,231	678,775
Deposits	590,425	542,924	537,401	536,446	520,808
Securities sold under agreements to repurchase and other borrowings	4,315	4,524	7,179	8,226	10,717
Federal Home Loan Bank advances	17,449	30,326	43,206	56,096	77,301
Stockholders’ Equity	74,009	68,953	61,043	60,966	57,041

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	1.03%	0.87%	0.71%	0.72%	0.58%
Return on Stockholders’ Equity	9.70%	8.74%	7.84%	8.10%	6.45%
Net Interest Margin (1)	4.19%	4.35%	3.43%	3.36%	3.49%
Equity to Assets (annual average)	10.60%	9.97%	9.07%	8.92%	8.96%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	35.71%	42.24%	46.62%	45.28%	84.05%
Number of Employees (at period end)	193	194	184	182	214

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.41%	1.42%	1.20%	1.79%	1.29%
Net Charge-offs as a Percentage of Average Loans	0.44%	0.38%	1.42%	0.31%	0.75%

(1)         Tax equivalent

Item 7.  Management’s Discussion and Analysis

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, Kentucky Bank, at December 31, 2012, 2011 and 2010, and the consolidated results of operations for each of the years in the three year period ended December 31, 2012.  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2012 Consolidated Financial Statements and Notes included in Item 8.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2012 data.

Critical Accounting Policies

Overview.  The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  Significant accounting policies are listed in Note 1 of the Company’s 2012 Consolidated Financial Statements and Notes included in Item 8.  Critical accounting and reporting policies include accounting for loans and the allowance for loan losses, goodwill and fair value.  Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

Loan Values and Allowance for Loan Losses.  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status.  Interest income received on such loans is accounted for on the cash basis or cost recovery method.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  The loan portfolio also represents the largest asset group on the consolidated balance sheets.  Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Loan Losses” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2012 Consolidated Financial Statements and Notes.

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

Fair Values.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the description of each asset and liability category in Note 17 of the Company’s 2012 Consolidated Financial Statements and Notes.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

Overview

We conduct our business through our one bank subsidiary, Kentucky Bank.  Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 85% of which are secured by real estate at December 31, 2012.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgages, installment and other loans to its individual and other non-commercial customers.  Kentucky Bank’s primary market is Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties in Kentucky.

Net income for the year ended December 31, 2012 was $7.0 million, or $2.59 per common share compared to $5.7 million, or $2.09 for 2011 and $4.9 million, or $1.81 for 2010.  Earnings per share assuming dilution were $2.59, $2.09 and $1.81 for 2012, 2011 and 2010, respectively.  For 2012, net income increased $1.3 million, or 23.2%.  Net interest income increased $193 thousand, the loan loss provision decreased $400 thousand, total other income increased $2.5 million, while total other expenses increased $1.1 million and income tax expense increased $724 thousand.

For 2011, net income increased $747 thousand, or 15.1%.  Net interest income increased $4.1 million, the loan loss provision decreased $800 thousand, total other income decreased $1.2 million, while total other expenses increased $2.6 million and income tax expense increased $354 thousand.

Return on average equity was 9.7% in 2012 compared to 8.7% in 2011 and 7.8% in 2010.  Return on average assets was 1.03% in 2012 compared to 0.87% in 2011 and 0.71% in 2010.

Non-performing loans as a percentage of loans (including held for sale) were 3.51%, 1.83% and 3.20% as of December 31, 2012, 2011 and 2010, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis increased from $21.8 million in 2010 to $25.9 million in 2011, and to $26.2 million in 2012.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2011 to 2012.  Average earning assets increased $29 million, or 4.9%.  Average investment securities increased $11.7 million primarily due to increased deposits.  Average loans increased $9.9 million as a result of improved economic conditions and increased demand over 2011.  Average interest bearing liabilities increased $6.2 million, or 1.4% during this same period.  This change was primarily from an increase of $29.2 million in “NOW” and money market accounts and an increase of $8.1 million in savings deposits; offset by a decrease of $23.0 million in certificates of deposit and other interest bearing deposits and a decrease of $6.3 million in Federal Home Loan Bank advances.  The Company continues to actively pursue quality loans and fund these primarily with deposits and FHLB advances.

After peaking in 2006, bank prime rates began to decrease.  Bank prime rates decreased 100 basis points in 2007, and another 400 basis points in 2008, and have remain unchanged since then.  The tax equivalent yield on earning assets decreased from 5.29% in 2011 to 4.78% in 2012.

The volume rate analysis for 2012 that follows indicates that $2.6 million of the decrease in interest income is attributable to the decrease in rates, while the change in volume contributed to an increase of $960 thousand in interest income.  Further, decreases in rates and volume caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 1.22% in 2011 to 0.81% in 2012.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $1.4 million to interest expense and a change in volume contributed to a $439 thousand decrease in interest expense.  As a result, the increase in the Company’s 2012 net interest income is attributed mostly to decreases in rates in time deposits and increases in non-interest bearing deposit accounts.

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

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2012 vs. 2011 and 2011 vs. 2010.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	(in thousands)
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease)	Due to Change in		Increase (Decrease)	Due to Change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$574	$(1,258)	$(684)	$(603)	$713	$110
Investment Securities	369	(1,356)	(987)	(469)	(5)	(474)
Federal Funds Sold and Securities Purchased under Agreements to Resell	(3)	(2)	(5)	(24)	(6)	(30)
Deposits with Banks	19	—	19	10	(2)	8
Total Interest Income	959	(2,616)	(1,657)	(1,086)	700	(386)
INTEREST EXPENSE
Deposits
Demand	111	(301)	(190)	56	(184)	(128)
Savings	14	(12)	2	7	(23)	(16)
Negotiable Certificates of Deposit and Other Time Deposits	(311)	(921)	(1,232)	(1,345)	(2,445)	(3,790)
Securities sold under agreements to repurchase and other borrowings	(40)	14	(26)	(12)	(50)	(62)
Federal Home Loan Bank advances	(213)	(191)	(404)	(470)	(35)	(505)
Total Interest Expense	(439)	(1,411)	(1,850)	(1,764)	(2,737)	(4,501)
Net Interest Income	$1,398	$(1,205)	$193	$678	$3,437	$4,115

Average Consolidated Balance Sheets and Net Interest Analysis ($ in thousands)

	2012			2011			2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	$100,359	$1,527	1.52%	$86,706	$2,254	2.60%	$99,178	$2,605	2.63%
State and Municipal obligations	80,219	3,007	3.75%	82,137	3,279	3.99%	83,833	3,393	4.05%
Other Securities	7,001	308	4.40%	7,000	296	4.23%	6,978	305	4.37%
Total Securities Available for Sale	187,579	4,842	2.58%	175,843	5,829	3.31%	189,989	6,303	3.32%
Total Investment Securities	187,579	4,842	2.58%	175,843	5,829	3.31%	189,989	6,303	3.32%
Tax Equivalent Adjustment		1,640	0.87%		1,596	0.91%		1,626	0.86%
Tax Equivalent Total		6,482	3.46%		7,425	4.22%		7,929	4.17%
Federal Funds Sold and Agreements to Repurchase	389	—	—	4,783	5	0.10%	27,049	35	0.13%
Interest-Bearing Deposits with Banks	18,749	30	0.16%	6,753	11	0.16%	1,056	4	0.38%
Loans, Net of Deferred Loan Fees (2)
Commercial	48,006	2,550	5.31%	46,852	2,567	5.48%	45,817	2,584	5.64%
Real Estate Mortgage	352,674	19,407	5.50%	342,979	20,007	5.83%	357,382	20,088	5.62%
Installment	17,369	1,403	8.08%	18,304	1,470	8.03%	15,332	1,262	8.23%
Total Loans	418,049	23,360	5.59%	408,135	24,044	5.89%	418,531	23,934	5.72%
Total Interest-Earning Assets	624,766	29,872	4.78%	595,514	31,485	5.29%	636,625	31,902	5.01%
Allowance for Loan Losses	(5,949)			(5,483)			(6,742)
Cash and Due From Banks	6,898			10,479			12,891
Premises and Equipment	16,667			16,992			17,699
Other Assets	39,261			35,198			34,279
Total Assets	$681,643			$652,700			$694,752
LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	$176,654	$455	0.26%	$147,484	$645	0.44%	$136,870	$773	0.56%
Savings	47,577	77	0.16%	39,456	75	0.19%	36,544	91	0.25%
Certificates of Deposit and Other Deposits	195,207	1,972	1.01%	218,199	3,204	1.47%	281,493	6,994	2.48%
Total Interest-Bearing Deposits	419,438	2,504	0.60%	405,139	3,924	0.97%	454,907	7,858	1.73%
Securities sold under agreements to repurchase and other borrowings	12,218	288	2.36%	13,950	314	2.25%	14,401	377	2.62%
Federal Home Loan Bank advances	29,728	923	3.10%	36,052	1,327	3.68%	48,803	1,832	3.75%
Total Interest-Bearing Liabilities	461,384	3,715	0.81%	455,141	5,565	1.22%	518,111	10,067	1.94%
Noninterest-Bearing Earning Demand Deposits	141,448			128,643			108,426
Other Liabilities	6,552			3,830			5,192
Total Liabilities	609,384			587,614			631,729
STOCKHOLDERS’ EQUITY	72,259			65,086			63,023
Total Liabilities and Stockholders’ Equity	$681,643			$652,700			$694,752
Average Equity to Average Total Assets	10.60%			9.97%			9.07%
Net Interest Income		24,517			24,324			20,209
Net Interest Income (tax equivalent) (3)		26,157			25,920			21,835
Net Interest Spread (tax equivalent) (3)			3.97%			4.07%			3.07%
Net Interest Margin (tax equivalent) (3)			4.19%			4.35%			3.43%

(1)      Averages computed at amortized cost.

(2)      Includes loans on a nonaccrual status and loans held for sale.

(3)      Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $11.9 million in 2012 compared to $9.3 million in 2011 and $10.6 million in 2010.  In 2012, increases in gains on sold mortgage loans and gains on sold securities account for the majority of the increase.  In 2011, decreases in securities gains, service charges, net loan servicing fee income and gains on sold mortgage loans account for the majority of the decrease.

Securities gains were $1.8 million in 2012, $1.2 million in 2011 and $2.1 million in 2010.  These gains are primarily attributed to selling securities which had gains in market value due to declining interest rates and the related inverse relationship of interest rates and market values.  Some securities gains were taken in 2012, 2011 and 2010 and used to offset additions to the loan loss reserve and write-downs of other real estate properties owned.

Gains on loans sold were $2.3 million, $982 thousand and $1.1 million in 2012, 2011 and 2010, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.  During 2012, the loan servicing fee income, net of amortization expense for the mortgage servicing right asset, increased $172 thousand, compared to a decrease of $185 thousand in 2011.  Net write-downs of the mortgage servicing right asset in 2012 were a net recovery $36 thousand compared to net write-downs of $148 thousand in the valuation allowance in 2011.  Proceeds from the sale of loans were $67 million, $33 million and $38 million in 2012, 2011 and 2010, respectively.  The volume of loan originations is inverse to rate changes with historic low rates spurring activity.  The volume of loan originations during 2012 was $64 million, $32 million in 2011, and $37 million in 2010.

Other noninterest income, excluding security net gains and gains on the sale of mortgage loans, was $7.7 million in 2012, $7.2 million in 2011 and $7.4 million in 2010.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $3.4 million in 2012, $3.7 million in 2011 and $3.9 million in 2010.  The decreases in 2012 and 2011 are primarily attributable to the slower economy, increased consumer awareness and regulatory pressures.  Debit card interchange income was the second largest contributor to noninterest income, excluding security net gains and gains on the sale of mortgage loans.  Debit card interchange income was $1.9 million in 2012, $1.7 million in 2011 and $1.5 million in 2010.  Other income was $93 thousand in 2012, $190 thousand in 2011 and $148 thousand in 2010.  The increase in other income during 2011 was attributed to the bank recording a gain of $55 thousand for the sale of a former branch building.

Noninterest expense increased $1.1 million in 2012 to $25.7 million, and increased $2.6 million in 2011 to $24.6 million from $22.0 million in 2010.  The increase in salaries and benefits from $12.0 million in 2011 to $12.6 million in 2012 are attributable to normal salary and benefit increases.  The increase in salaries and benefits from $10.2 million in 2010 to $12.0 million in 2011 are attributable to normal salary and benefit increases, an increase of 10 employees in the number of full time equivalent employees and an increase of $611 thousand in incentive compensation.  Bonus compensation was $148 thousand greater in 2012 compared to 2011 and $611 thousand greater in 2011 compared to 2010.  The 2012 and 2011 increases in bonus compensation were the result of a successful bank wide incentive program that incorporated individual goals and bank performance goals.  The bonus compensation plan offered in 2012 and 2011 was similar to the plan offered in 2010.  Occupancy expense increased $75 thousand in 2012 to $3.0 million and increased $29 thousand in 2011 to $3.0 million.  The largest component of occupancy expense, depreciation, increased $89 thousand to $1.3 million in 2012, and decreased $30 thousand to $1.2 million in 2011.  Other noninterest expenses increased from $8.8 million in 2010 to $9.7 million in 2011 and increased to $10.1 million in 2012.  Repossession expenses, net of rental income, decreased $312 thousand in 2012 compared to 2011 to $1.7 million.  The decrease was mostly associated with the net write-downs of other real estate properties owned decreasing from $1.2 million in 2011 to $991 thousand in 2012.  FDIC insurance decreased $90 thousand in 2012 compared to 2011 due to changes provided by Dodd-Frank in the calculation the FDIC uses to assess premiums.  Legal and professional fees decreased $81 thousand from 2011 to 2012, mainly from additional loan collection efforts in 2011.  Advertising and marketing expenses incurred increased $36 thousand during 2012 compared to 2011.  Taxes other than payroll, property and income increased $68 thousand in 2012 from 2011 to $843 thousand.  The increase was due to a one-time tax credit the Company received in 2011 in the amount of $116 thousand.  Amortization of core deposits related to the Peoples acquisition was $138 thousand in 2012, compared to $148 thousand in 2011.  See Note 7 in the Company’s Consolidated Financial Statements and Notes included in Item 8 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the three-year period indicated.

	For the Year Ended Year Ended December 31
	(in thousands)
	2012	2011	2010
NON-INTEREST INCOME
Service Charges	$4,741	$4,604	$4,920
Loan Service Fee Income (Loss), net	105	(66)	119
Trust Department Income	663	637	633
Investment Securities Gains (Losses),net	1,835	1,164	2,082
Gains on Sale of Mortgage Loans	2,325	982	1,054
Brokerage Income	240	156	156
Debit Card Interchange Income	1,868	1,680	1,454
Other	93	190	145
Total Non-interest Income	$11,870	$9,347	$10,566

NON-INTEREST EXPENSE
Salaries and Employee Benefits	$12,584	$11,953	$10,245
Occupancy Expenses	3,033	2,958	2,929
Other	10,069	9,704	8,847
Total Non-interest Expense	$25,686	$24,615	$22,021

Net Non-interest Expense as a Percentage of Average Assets	2.02%	2.34%	1.71%

Income Taxes

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the year ended December 31, 2012, the Company averaged $79.5 million in tax free securities and $21.7 million in tax free loans.  For the year ended December 31, 2011, the Company averaged $78.7 million in tax free securities and $15.5 million in tax free loans.  As of December 31, 2012, the weighted average remaining maturity for the tax free securities is 138 months, while the weighted average remaining maturity for the tax free loans is 143 months.

The Company had income tax expense of $1.6 million in 2012 and $919 thousand in 2011 and $565 thousand in 2010.  This represents an effective income tax rate of 19.0% in 2012, 13.9% in 2011 and 10.3% in 2010.  The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.  In addition, in 2010 and 2011, the Company had additional tax credits which also contributed to the lower effective income tax rate for those years.

Balance Sheet Review

Assets increased from $659.5 million at December 31, 2011 to $701.0 million at December 31, 2012.  Securities increased $12.4 million and outstanding loan balances increased $18.1 million during 2012.  Deposits grew $47.5 million and FHLB borrowings decreased $12.9 million.  Assets at year-end 2011 totaled $659 million compared to $659 million in 2010.  Loans decreased $11 million in 2010.  Deposits grew $1 million and FHLB borrowings decreased $13 million.

Loans

Total loans (including loans held for sale) were $430 million at December 31, 2012 compared to $412 million at the end of 2011 and $412 million in 2010.  The increase in the loan portfolio during 2012 is attributed to improved economic conditions and an increase in demand.  Loan balances remained almost unchanged in 2011 was attributed to decreased loan demand and the Company charging off non-performing loans or repossessing the collateral associated with certain non-performing loans and those loans balances being moved to “Other Real Estate” on the balance sheet.  As of the end of 2012 and compared to the prior year-end, commercial loans increased $4.2 million, real estate construction loans increased $841 thousand, 1-4 family residential property loans increased $9.6 million, multi-family residential property loans decreased $1.8, non-farm & non-residential property loans increased $13.4 million, agricultural loans decreased $8.0 million and installment loans decreased $130 thousand.  As of the end of 2011 and compared to the prior year-end, commercial loans increased $6.1 million, real estate construction loans decreased $257 thousand, 1-4 family residential property loans increased $1.8 million, multi-family residential property loans decreased $214 thousand, non-farm & non-residential property loans decreased $5.5 million, agricultural loans decreased $556 thousand and installment loans decreased $1.2 million.

As of December 31, 2012, the real estate mortgage portfolio comprised 69% of total loans similar to 67% in 2011.  Of this, 1-4 family residential property represented 58% in 2012 and 59% in 2011.  Agricultural loans comprised 16% in 2012 and 19% in 2011 of the loan portfolio.  Approximately 78% of the agricultural loans are secured by real estate in 2012 compared to 77% in 2011.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.

Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.  Automobile loans account for 23% in 2012 and 24% in 2011 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.  Collateral is requested depending on the creditworthiness of the borrower.  Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer.  Approximately 7% of the loan portfolio is unsecured.  Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company’s loan portfolio by category for each of the last five years.  There is no concentration of loans (greater than 5% of the loan portfolio) in any industry.  The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding

	December 31 (in thousands)
	2012	2011	2010	2009	2008
Commercial	$33,137	$28,892	$22,840	$21,933	$21,505
Real Estate Construction	14,102	13,261	13,518	16,865	16,819
Real Estate Mortgage:
1-4 Family Residential	170,825	161,407	158,997	164,445	157,081
Multi-Family Residential	11,512	13,305	13,519	13,687	15,749
Non-Farm & Non-Residential	113,440	100,047	105,580	109,665	114,202
Agricultural	69,806	77,820	78,375	80,619	80,779
Installment	17,442	17,572	18,830	18,277	17,643
Other	337	324	291	280	685
Total Loans	430,601	412,628	411,950	425,771	424,463
Less Deferred Loan Fees	140	136	120	161	186
Total Loans, Net of Deferred Loan Fees	430,461	412,492	411,830	425,610	424,277
Less loans held for sale	486	625	—	191	—
Less Allowance for Loan Losses	6,047	5,842	4,925	7,601	5,465
Net Loans	423,928	406,025	406,905	417,818	418,812

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2012.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above table are netted with real estate mortgage loans on the following table.

Loan Maturities and Interest Sensitivity

	December 31, 2012 (in thousands)
	One Year	One Through	Over	Total
	or Less	Five Years	Five Years	Loans
Commercial	$12,062	$17,872	$3,203	$33,137
Real Estate Construction	13,782	—	320	14,102
Real Estate Mortgage:
1-4 Family Residential	9,298	17,244	144,143	170,685
Multi-Family Residential	474	83	10,955	11,512
Non-Farm & Non-Residential	9,133	25,344	78,963	113,440
Agricultural	10,441	21,753	37,612	69,806
Installment	3,792	10,606	3,044	17,442
Other	337	—	—	337
Total Loans, Net of Deferred Loan Fees	59,319	92,902	278,240	430,461
Fixed Rate Loans	22,706	52,871	12,502	88,079
Floating Rate Loans	36,613	40,031	265,738	342,382
Total Loans, Net of Deferred Loan Fees	59,319	92,902	278,240	430,461

Mortgage Banking

The Company has been in mortgage banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations decreased from $37 million in 2010 to $32 million in 2011, and increased to $64 million in 2012.  Proceeds from the sale of loans were $67 million, $33 million and $38 million for the years 2012, 2011 and 2010, respectively.  Mortgage loans held for sale were $486 thousand at December 31, 2012 and $625 thousand at December 31, 2011.  Fixed rate residential mortgage loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.  Declining rates toward the end of 2007 and continued low rates into 2009, along with consumer tax incentives, resulted in higher loan originations starting in the latter portion of 2007 and continued into 2009.  During 2012, interest rates continued to decrease resulting in an increase in mortgage originations.  Better pricing and significantly greater demand resulted in an increase in the gain on sale of mortgage loans from 2010 to 2012.  The effect of these changes was also reflected on the income statement.  As a result, the gain on sale of mortgage loans was $2.3 million in 2012 compared to $1.0 million in 2011 and $1.1 million in 2010.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights.  Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC.  The Bank receives a servicing fee from the FHLMC on each loan sold.  Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are expensed in proportion to, and over the period of, estimated net servicing revenues.  Mortgage servicing rights were $1.2 million at December 31, 2012, $835 thousand at December 31, 2011 and $958 thousand at December 31, 2010.  Amortization of mortgage servicing rights was $310 thousand (including $36 thousand in net recoveries of prior write downs in the current year), $436 thousand (including $148 thousand in net write downs) and $224 thousand (including $36 thousand in net recoveries of prior write downs) for the years ended December 31, 2012, 2011 and 2010, respectively.  See Note 4 in the Company’s 2012 Consolidated Financial Statements and Notes included in Item 8 for additional information.

Deposits

For 2012, total deposits increased $48 million to $590 million.  Noninterest bearing deposits increased $14 million, time deposits of $100 thousand and over decreased $1 million, and other interest bearing deposits increased $35 million.  Public funds totaled $141 million at the end of 2012 ($139 million were interest bearing).

For 2011, total deposits increased $6 million to $543 million.  Noninterest bearing deposits increased $25 million, time deposits of $100 thousand and over decreased $18 million, and other interest bearing deposits decreased $2 million.  Public funds totaled $117 million at the end of 2011 ($114 million were interest bearing).

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2012:

Maturity of Time Deposits of $100,000 or More

At December 31, 2012
(in thousands)
Maturing 3 Months or Less	$22,510
Maturing over 3 Months through 6 Months	18,789
Maturing over 6 Months through 12 Months	18,533
Maturing over 12 Months	32,116
Total	$91,948

Borrowings

The Company utilizes both long and short term borrowings.  Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2012, $17 million was borrowed from FHLB, a decrease of $13 million from 2011.  During 2012, $58 million of FHLB borrowing was paid, and new short-term advances were made in the amount of $45 million.  The decrease in advances in 2012 is primarily a result of an increase in deposits.  In 2011, $23 million of FHLB advances were paid and new short-term advances totaled $10 million.  The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings

	As of and for the year ended
	December 31 (in thousands)
	2012	2011	2010
Federal Funds Purchased:
Balance at Year end	$—	$—	$—
Average Balance During the Year	159	1,300	452
Maximum Month End Balance	2,691	10,989	4,657
Year end rate	0.00%	0.00%	0.00%
Average annual rate	0.26%	0.27%	0.38%
Repurchase Agreements:
Balance at Year end	$3,815	$3,224	$5,079
Average Balance During the Year	3,848	3,640	3,936
Maximum Month End Balance	5,034	4,654	5,079
Year end rate	0.22%	0.30%	0.41%
Average annual rate	0.27%	0.42%	1.34%
Other Borrowed Funds:
Balance at Year end	$500	$1,300	$2,100
Average Balance During the Year	995	1,794	2,796
Maximum Month End Balance	1,300	2,100	3,714
Year end rate	3.25%	3.25%	3.25%
Average annual rate	3.25%	3.25%	3.02%

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  The other required payments under such commitments at December 31, 2012 are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

FHLB advances	$17,449	$6,379	$8,335	$1,072	$1,663
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	191,280	118,349	47,201	25,715	15

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

Nonperforming Assets

	At December 31 (in thousands)
	2012	2011	2010	2009	2008
Non-accrual Loans	$7,024	$6,017	$12,479	$12,038	$6,562
Accruing Loans which are Contractually past due 90 days or more	841	398	706	2,526	779
Restructured Loans	7,227	1,104	—	—	—
Total Nonperforming Loans	15,092	7,519	13,185	14,564	7,341
Other Real Estate	4,168	8,296	8,424	4,542	1,840
Total Nonperforming Assets	$19,260	$15,815	$21,609	$19,106	$9,181
Total Nonperforming Loans as a Percentage of Loans (including loans held for sale) (1)	3.51%	1.83%	3.20%	3.42%	1.73%
Total Nonperforming Assets as a Percentage of Total Assets	2.75%	2.40%	3.28%	2.83%	1.35%
Allowance to nonperforming assets	0.31%	0.37%	0.23%	0.40%	0.60%

(1)  Net of deferred loan fees

Total nonperforming assets at December 31, 2012 were $19.3 million compared to $15.8 million at December 31, 2011 and $21.6 million at December 31, 2010.  The increase from 2011 to 2012 is mostly attributed to an increase in restructured loans.  The decrease from 2010 to 2011 is primarily attributable to a reduction of non-accrual loans.  Of the $4.2 million of other real estate at December 31, 2012, $3.0 million is income producing property.  Total nonperforming loans were $15.1 million, $7.5 million, and $13.2 million at December 31, 2012, 2011 and 2010, respectively.  The non-accrual loan increase from 2011 to 2012 was largely attributable to one loan totaling $3.0 million being placed on non-accrual during the year.  Total charge offs in 2012 was $2.3 million.  The non-accrual loan decrease from 2010 to 2011 was attributable to improvements in the quality of the loan portfolio, some loans being charged off and some loans being moved to other real estate.  Two loans that were placed into non-accrual status during 2011 and still classified as non-accrual at December 31, 2011, were greater than $500 thousand.  The amount of lost interest on our non-accrual loans was $405 thousand for 2012 and $637 thousand for 2011.  At December 31, 2012, loans currently performing but which management believes requires special attention were $29.3 million, with 42% being 1-4 family residential.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2012 were $19.2 million compared to $15.1 million in 2011 and $19.8 million in 2010.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 4 in the Company’s 2012 Consolidated Financial Statements and Notes included in Item 8 herein.

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

Additional factors considered by management in determining impairment and non-accrual status include payment status, collateral value, availability of current financial information, and the probability of collecting all contractual principal and interest payments.  At December 31, 2012, impaired loans totaling $12.3 million had specific impairment allocations of $1.5 million.  The remaining $7.7 million in impaired loans did not have a specific impairment allocation.  At December 31, 2011, impaired loans totaling $10.6 million had specific impairment allocations of $1.6 million.  The remaining $5.2 million in impaired loans did not have a specific impairment allocation.

The allowance for loan losses on some impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $1.5 million, $1.6 million and $799 thousand on December 31, 2012, 2011 and 2010, respectively.

Kentucky Bank has a “Problem Loan Committee” that meets at least monthly to review problem loans, including past dues and non-performing loans, and other real estate.  When analyzing the problem loans and the loan quality as of December 31, 2012, the following factors have been considered:

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

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year Ended December 31 (in thousands)
	2012	2011	2010	2009	2008
Balance at Beginning of Year	$5,842	$4,925	$7,600	$5,465	$4,879
Amounts Charged-off:
Commercial	21	36	24	340	114
Real Estate Construction	74	143	1,236	39	637
Real Estate Mortgage:
1-4 Family Residential	1,090	659	2,009	807	787
Multi-Family Residential	88	178	1,336	—	—
Non-Farm & Non-Residential	126	333	1,498	—	1,194
Agricultural	15	27	83	22	101
Consumer	921	1,170	607	621	563
Total Charged-off Loans	2,335	2,546	6,793	1,829	3,396
Recoveries on Amounts Previously Charged-off:
Commercial	24	74	43	6	6
Real Estate Construction	19	—	—	35	27
Real Estate Mortgage
1-4 Family Residential	38	15	35	71	15
Multi-Family Residential	1	144	—	—	—
Non-Farm & Non-Residential	1	14	706	337	150
Agricultural	9	15	17	—	30
Consumer	398	751	67	65	54
Total Recoveries	490	1,013	868	514	282
Net Charge-offs	1,845	1,533	5,925	1,315	3,114
Provision for Loan Losses	2,050	2,450	3,250	3,450	3,700
Balance at End of Year	6,047	5,842	4,925	7,600	5,465
Total Loans (1)
Average	418,049	408,135	418,531	420,710	416,668
At December 31	429,975	411,866	411,830	425,418	424,277
As a Percentage of Average Loans (1):
Net Charge-offs	0.44%	0.38%	1.42%	0.31%	0.75%
Provision for Loan Losses	0.49%	0.60%	0.78%	0.82%	0.89%
Allowance as a Percentage of Year-end Loans (1)	1.41%	1.42%	1.20%	1.79%	1.29%
Beginning Allowance as a Multiple of Net Charge-offs	3.2	3.2	1.3	4.2	1.6
Ending Allowance as a Multiple of Nonperforming Assets	0.31	0.37	0.23	0.40	0.60

(1)   Including loans held for sale, net of deferred loan fees

Loans are typically charged-off when the collection of principal is considered doubtful, and would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2012 was $2.1 million compared to $2.5 million in 2011 and $3.3 million in 2010.  Net charge-offs were $1.8 million in 2012, $1.5 million in 2011 and $5.9 million in 2010.  Net charge-offs to average loans were 0.44%, 0.38% and 1.42% in 2012, 2011 and 2010, respectively.  The loan loss provision decreased $400 thousand from 2011 to 2012 and decreased $800 thousand from 2010 to 2011.  The provision for 2012 is lower than 2011 and 210 due to better loan quality.  In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.  The decline in the economy over the past few years has resulted in more loan losses, higher loan loss provisions and declining loan quality numbers, compared to prior years.  At December 31, 2012, the allowance for loan losses was 1.41% of loans outstanding compared to 1.42% at year-end 2011 and 1.20% at year-end 2010.  Management believes the allowance for loan losses at the end of 2012 is adequate to cover probable incurred credit losses within the portfolio.

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

Allowance for Loan Losses (in thousands)

	2012	2011	2010	2009	2008

Commercial	$250	$342	$264	$645	$529
Real Estate Construction	918	1,008	758	819	623
Real Estate Mortgage:
1-4 Family Residential	2,421	2,258	1,850	2,149	1,209
Multi-family Residential	414	336	168	179	122
Non-farm & Non-residential	628	604	917	1,434	880
Agricultural	845	720	296	1,437	1,259
Consumer	571	574	672	937	843
Total	6,047	5,842	4,925	7,600	5,465

Loans (in thousands)

	2012		2011		2010		2009		2008
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Commercial	$33,137	7.71%	$28,892	7.01%	$22,840	5.55%	$21,933	5.16%	$21,505	5.07%
Real Estate Construction	14,102	3.28%	13,261	3.22%	13,518	3.28%	16,865	3.96%	16,819	3.96%
Real Estate Mortgage:
1-4 Family Residential	170,199	39.58%	160,645	39.01%	158,877	38.58%	164,092	38.57%	156,895	36.98%
Multi-family Residential	11,512	2.68%	13,305	3.23%	13,519	3.28%	13,687	3.22%	15,749	3.71%
Non-farm & Non-residential	113,440	26.38%	100,047	24.29%	105,580	25.64%	109,665	25.78%	114,202	26.92%
Agricultural	69,806	16.23%	77,820	18.89%	78,375	19.03%	80,619	18.95%	80,779	19.04%
Consumer	17,442	4.06%	17,572	4.27%	18,830	4.57%	18,277	4.30%	17,643	4.16%
Other	337	0.08%	324	0.08%	291	0.07%	280	0.06%	685	0.16%
Total, Net (1)	429,975	100.00%	411,866	100.00%	411,830	100.00%	425,418	100.00%	424,277	100.00%

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2012	2011

Unused lines of credit	$85,231	$84,254
Commitments to make loans	12,607	7,811
Letters of credit	1,538	1,421

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 2.375% to 3.750% with maturities ranging from 1 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2012 increased $3.6 million to $62.1 million.  Stockholders’ equity, excluding accumulated other comprehensive income, was $69.7 million at December 31, 2012.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Peoples acquisition in 2006 and the Kentucky First acquisition in 2003.  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	At December 31 (in thousands)
	2012	2011	Change
Stockholders’ Equity (1)	$69,726	$65,183	4,543
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	14,631	13,658	973
Tier I Capital	62,095	58,525	3,570
Allowance for Loan Losses	5,845	5,739	106
Other	16	15	1
Tier II Capital	5,861	5,754	107
Total Capital	67,956	64,279	3,677
Total Risk Weighted Assets	467,308	458,969	8,339
Ratios:
Tier I Capital to Risk-weighted Assets	13.3%	12.8%	0.5%
Total Capital to Risk-weighted Assets	14.5%	14.0%	0.5%
Leverage	9.2%	9.2%	—%

(1)  Excluding accumulated other comprehensive income/loss.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions.  The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate.  The categories vary from “well capitalized” to “critically undercapitalized”.  A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2012, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

In management’s opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $180.4 million at December 31, 2011 to $192.8 million at December 31, 2012.   Federal funds sold totaled $184 thousand at December 31, 2012 and $528 thousand at December 31, 2011.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of December 31, 2012 and 2011, the Company held no adjustable rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2012.

Investment Securities at Market Value

Investment Securities (at market value)

	At December 31 (in thousands)
	2012	2011	2010
Available for Sale
U.S. government agencies	$48,831	$23,354	$42,978
States and political subdivisions	82,607	86,607	81,153
Mortgage-backed
Fixed -
GNMA, FNMA, FHLMC Passthroughs	47,950	67,601	52,441
GNMA, FNMA, FHLMC CMO’s	13,087	2,554	—
Total mortgage backed	61,037	70,155	52,441
Equity Securities	305	303	295
Total	$192,780	$180,419	$176,867

Maturity Distribution of Securities

	December 31, 2012 (in thousands)
		Over One	Over Five		Asset
		Year	Years		Backed
	One Year	Through	Through	Over Ten	& Equity
	or Less	Five Years	Ten Years	Years	Securities	Total

Available for Sale
U.S. government agencies	$—	$1,001	$33,362	$14,468	$—	$48,831
States and political subdivisions	412	4,173	25,335	52,687	—	82,607
Mortgage-backed	—	—	—	—	61,037	61,037
Equity Securities	—	—	—	—	305	305
Total	412	5,174	58,697	67,155	61,342	192,780
Percent of Total	0.2%	2.7%	30.5%	34.8%	31.8%	100.0%
Weighted Average Yield (1)	6.20%	3.78%	2.71%	4.66%	2.52%	3.37%

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits.  As of December 31, 2012 the projected net interest income percentages are within the Board of Directors limits.  Please note that at the current low level of interest rates, many rates cannot decline by 300 or 100 basis points, so the projected net interest income changes below as of December 31, 2012 for a declining rate environment is not relevant.  The projected net interest income report summarizing the Company’s interest rate sensitivity as of December 31, 2012 and December 31, 2011 is as follows:

Projected Net Interest Income (December 31, 2012)

			Level
Rate Change:	-300	-100	Rates	+100	+300

Year One (1/13 - 12/13)
Net interest income	$22,943	$23,797	$24,776	$25,250	$25,521

Net interest income dollar change	$(1,833)	$(979)	$—	$474	$745

Net interest income percentage change	-7.4%	-4.0%	N/A	1.9%	2.8%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

Projected Net Interest Income (December 31, 2011)

			Level
Rate Change:	-300	-100	Rates	+100	+300

Year One (1/12 - 12/12)
Net interest income	$24,582	$25,603	$26,615	$27,046	$27,360

Net interest income dollar change	$(2,033)	$(1,012)	$—	$430	$745

Net interest income percentage change	-7.6%	-3.8%	N/A	1.6%	2.8%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

The numbers in 2012 are comparable to 2011.  In 2012, year one reflected an increase in net interest income of 1.9% compared to 1.6% projected increase from 2011 with a 100 basis point increase.  The 300 basis point increase in rates reflected a 2.8% increase in net interest income in 2011 compared to a 2.8% increase in 2011.  The 100 point decrease in rates reflected a 4.0% decrease in net interest income in 2012 compared to a 3.8% decrease in 2011.    Based on the model, a 300 basis point decrease in rates would decrease net interest income.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Total securities maturing within one year along with cash and cash equivalents totaled $32.2 million at December 31, 2012.  Additionally, securities available-for-sale with maturities greater than one year totaled $192.4 million at December 31, 2012.  The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.  In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.  At December 31, 2012 these balances totaled $91.9 million, approximately 16% of total deposits.

The Company also relies on FHLB advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  We have sufficient collateral to borrow an additional $70 million from the FHLB at December 31, 2012.  In addition, as of December 31, 2012, $19 million is available in overnight borrowing through various correspondent banks and the Company has access to $247 million in brokered deposits.

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

Liquidity Ratios

	December 31
	2012	2011	2010
Average Loans (including loans held for sale)/Average Deposits	74.5%	76.5%	74.3%
Average Securities sold under agreements to repurchase and other borrowings/Average Assets	1.8%	2.1%	2.1%

This chart shows that the loan to deposit ratio decreased in 2012 and increased in 2011.  The decrease in the ratio in 2012 compared to 2011 is mainly attributable to deposit growth exceeding loan growth.  The increase in the ratio in 2011 compared to 2010 is mainly attributable to a decrease in deposits.

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

The Company’s 2012 consolidated financial statements have been audited by Crowe Horwath LLP, an independent registered public accounting firm.  Management has made available to Crowe Horwath LLP all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to Crowe Horwath LLP during the audit were valid and appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Kentucky Bancshares, Inc.

Paris, Kentucky

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP
Crowe Horwath LLP
Louisville, Kentucky
March 27, 2013

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

CONSOLIDATED BALANCE SHEETS

December 31

	2012	2011
ASSETS
Cash and due from banks	$31,579,930	$17,128,480
Federal funds sold	184,000	528,000
Cash and cash equivalents	31,763,930	17,656,480
Securities available for sale	192,780,473	180,419,376
Mortgage loans held for sale	485,845	625,400
Loans	429,975,099	411,866,439
Allowance for loan losses	(6,047,343)	(5,841,719)
Net loans	423,927,756	406,024,720

Federal Home Loan Bank stock	6,730,600	6,730,600
Real estate owned, net	4,168,356	8,296,200
Bank premises and equipment, net	16,768,289	16,701,520
Interest receivable	3,946,478	4,051,892
Mortgage servicing rights	1,152,436	834,675
Goodwill	13,116,710	13,116,710
Other intangible assets	531,733	765,469
Other assets	5,637,704	4,230,419

Total assets	$701,010,310	$659,453,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$144,574,752	$130,998,872
Time deposits, $100,000 and over	91,947,596	93,126,537
Other interest bearing	353,902,236	318,798,469
Total deposits	590,424,584	542,923,878
Repurchase agreements and other borrowings	4,315,384	4,523,526
Federal Home Loan Bank advances	17,448,932	30,326,229
Subordinated debentures	7,217,000	7,217,000
Interest payable	609,764	962,528
Other liabilities	6,985,986	4,547,199
Total liabilities	627,001,650	590,500,360

Commitments and contingent liabilities	—	—

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,719,694 and 2,716,805 shares issued and outstanding in 2012 and 2011	12,528,988	12,447,832
Retained earnings	57,196,425	52,735,535
Accumulated other comprehensive Income	4,283,247	3,769,734
Total stockholders’ equity	74,008,660	68,953,101

Total liabilities and stockholders’ equity	$701,010,310	$659,453,461

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

	2012	2011	2010
Interest income
Loans, including fees	$23,360,430	$24,044,403	$23,934,383
Securities
Taxable	1,561,085	2,433,341	2,614,597
Tax exempt	2,982,158	3,109,483	3,393,690
Other	329,238	302,102	332,876
	28,232,911	29,889,329	30,275,546
Interest expense
Deposits	2,504,425	3,923,834	7,858,125
Repurchase agreements and other borrowings	43,526	78,303	139,901
Federal Home Loan Bank advances	922,771	1,326,740	1,831,599
Subordinated debentures	244,918	236,551	236,977
	3,715,640	5,565,428	10,066,602

Net interest income	24,517,271	24,323,901	20,208,944
Provision for loan losses	2,050,000	2,450,000	3,250,000
Net interest income after provision for loan losses	22,467,271	21,873,901	16,958,944

Other income
Service charges	4,740,500	4,603,909	4,919,660
Loan service fee income (loss), net	105,490	(66,097)	119,310
Trust department income	662,548	636,588	632,650
Securities gains, net	1,834,839	1,163,798	2,082,245
Gain on sale of mortgage loans	2,325,468	982,214	1,054,325
Brokerage income	239,980	156,391	156,361
Debit card interchange income	1,868,283	1,680,320	1,454,194
Other	92,864	189,983	147,685
	11,869,972	9,347,106	10,566,430

Other expenses
Salaries and employee benefits	12,583,775	11,953,298	10,244,526
Occupancy expenses	3,033,060	2,957,942	2,928,562
Repossession expenses, net	1,735,764	2,047,533	1,285,897
FDIC insurance	572,752	662,578	1,004,722
Legal and professional fees	689,362	770,723	877,698
Data processing	1,186,622	1,038,058	763,341
Debit card expenses	884,445	727,763	630,298
Amortization	233,736	243,736	253,736
Advertising and marketing	744,456	708,370	584,407
Taxes other than payroll, property and income	842,568	774,434	795,057
Telephone	301,111	414,692	384,372
Postage	296,798	302,769	326,410
Loan fees	587,351	239,492	244,145
Other	1,994,208	1,773,330	1,697,423
	25,686,008	24,614,718	22,020,594

Income before income taxes	8,651,235	6,606,289	5,504,780
Provision for income taxes	1,643,673	919,415	565,358

Net income	$7,007,562	$5,686,874	$4,939,422

Earnings per share:
Basic	$2.59	$2.09	$1.81
Diluted	2.59	2.09	1.81

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31

	2012	2011	2010

Net income	$7,007,562	$5,686,874	$4,939,422

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	2,612,889	8,772,771	(1,838,696)
Reclassification of realized amount	(1,834,839)	(1,163,798)	(2,082,245)
Net change in unrealized gain (loss) on securities	778,050	7,608,973	(3,920,941)
Less: Tax impact	264,537	2,587,051	(1,333,120)

Other comprehensive income (loss)	513,513	5,021,922	(2,587,821)

Comprehensive income	$7,521,075	$10,708,796	$2,351,601

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2010	2,739,511	$12,416,487	$47,213,455	$1,335,633	$60,965,575

Common stock issued including tax benefit, net (including stock grants of 4,050 shares and employee gifts of 20 shares)	3,366	333	—	—	333
Stock compensation expense	—	110,320	—	—	110,320
Common stock purchased	(4,838)	(29,375)	(52,148)	—	(81,523)
Other Comprehensive Income	—	—	—	(2,587,821)	(2,587,821)
Net income	—	—	4,939,422	—	4,939,422
Dividends declared - $0.84 per share	—	—	(2,302,972)	—	(2,302,972)
Balances, December 31, 2010	2,738,039	$12,497,765	$49,797,757	$(1,252,188)	$61,043,334

Common stock issued including tax benefit, net (including stock grants of 6,955 shares and employee gifts of 34 shares)	6,640	608	—	—	608
Stock compensation expense	—	76,809	—	—	76,809
Common stock purchased	(27,874)	(127,350)	(346,735)	—	(474,085)
Other Comprehensive Income	—	—	—	5,021,922	5,021,922
Net income	—	—	5,686,874	—	5,686,874
Dividends declared - $0.88 per share	—	—	(2,402,361)	—	(2,402,361)
Balances, December 31, 2011	2,716,805	$12,447,832	$52,735,535	$3,769,734	$68,953,101

Common stock issued including tax benefit, net (including stock grants of 5,615 shares and employee gifts of 49 shares)	5,634	1,026	—	—	1,026
Stock compensation expense	—	92,683	—	—	92,683
Common stock purchased	(2,745)	(12,553)	(43,996)	—	(56,549)
Other Comprehensive Income	—	—	—	513,513	513,513
Net income	—	—	7,007,562	—	7,007,562
Dividends declared - $0.92 per share	—	—	(2,502,676)	—	(2,502,676)
Balances, December 31, 2012	2,719,694	$12,528,988	$57,196,425	$4,283,247	$74,008,660

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2012	2011	2010

Cash flows from operating activities
Net income	$7,007,562	$5,686,874	$4,939,422
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,822,714	1,851,344	1,770,129
Provision for loan losses	2,050,000	2,450,000	3,250,000
Securities amortization, net	1,587,182	486,250	938,726
Securities (gains) losses, net	(1,834,839)	(1,163,798)	(2,082,245)
Originations of loans held for sale	(64,419,001)	(32,274,699)	(37,236,661)
Proceeds from sale of loans	66,884,024	32,631,513	38,481,986
Gain on sale of mortgage loans	(2,325,468)	(982,214)	(1,054,325)
Stock based compensation expense	92,683	76,809	110,320
Losses (gain) on disposition of fixed assets	(13,742)	(54,744)	(5,616)
Losses (gain) on other real estate	179,873	94,509	(218)
Changes in:
Interest receivable	105,414	474,250	94,613
Write-downs of other real estate, net	990,570	1,229,644	807,120
Other assets	(2,035,285)	930,148	(147,463)
Interest payable	(352,764)	(293,986)	(865,962)
Other liabilities	2,174,250	320,386	(1,185,548)
Net cash from operating activities	11,913,173	11,462,286	7,814,278

Cash flows from investing activities
Purchases of securities	(135,155,986)	(94,712,642)	(198,666,787)
Proceeds from sales of securities	59,050,719	44,657,806	70,834,214
Proceeds from principal payments and maturities of securities	64,769,877	54,788,752	116,599,406
Net change in loans	(22,219,911)	(7,315,100)	1,645,691
Purchases of bank premises and equipment	(1,348,567)	(729,270)	(918,514)
Proceeds from sale of other real estate	5,224,277	4,549,678	1,327,310
Proceeds from sale of bank premises and equipment	16,800	200,800	5,998
Net cash from investing activities	(29,662,791)	1,440,024	(9,172,682)

Cash flows from financing activities
Net change in deposits	47,500,706	5,523,251	954,129
Net change in repurchase agreements and other borrowings	591,858	(1,855,574)	(246,479)
Advances from Federal Home Loan Bank	45,000,000	10,000,000	—
Payments on Federal Home Loan Bank advances	(57,877,297)	(22,862,089)	(12,961,797)
Payments on note payable	(800,000)	(800,000)	(800,000)
Proceeds from issuance of common stock, including options and grants, including tax benefits	1,026	608	333
Purchase of common stock	(56,549)	(474,085)	(81,523)
Dividends paid	(2,502,676)	(2,402,361)	(2,302,972)
Net cash from financing activities	31,857,068	(12,870,250)	(15,438,309)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2012	2011	2010

Net change in cash and cash equivalents	$14,107,450	$32,060	$(16,796,713)
Cash and cash equivalents at beginning of year	17,656,480	17,624,420	34,421,133

Cash and cash equivalents at end of year	$31,763,930	$17,656,480	$17,624,420

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$4,068,404	$5,859,414	$10,932,564
Income taxes	1,300,000	900,000	—

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$2,266,875	$5,745,840	$6,016,642

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

Estimates in the Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The allowance for loan losses, other real estate owned, mortgage servicing rights, goodwill and fair value of financial instruments are particularly subject to change.

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

At December 31, 2012, loans totaling $170 thousand (net of partial charge-offs) had partial charge-offs of $45 thousand.  At December 31, 2011, loans totaling $5.7 million (net of partial charge-offs) had partial charge-offs of $4.0 million.  These loans are classified as impaired and are generally on non-accrual status.

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

As of December 31, 2012, the allowance for loan losses related to loans collectively evaluated for impairment is $4,589,000.  The amount attributable to the recent historical actual net average is $4,056,000, leaving $533,000 attributable to qualitative factors.  As of December 31, 2011, the allowance for loan losses related to loans collectively evaluated for impairment is $4,216,000.  The amount attributable to the recent historical actual net loss average is $3,872,000, leaving $344,000 attributable to qualitative factors.  The amount related to qualitative factors increased $189,000 from December 31, 2011 to December 31, 2012.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $411,967, $370,088, and $343,102 for the years ended December 31, 2012, 2011 and 2010.  Late fees and ancillary fees related to loan servicing are not material.

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

Bank Premises and Equipment:  Land is carried at cost.  Bank premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years.  Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years.

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

Investments in Limited Partnerships:  Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits.  The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments.  These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet.  These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable.  The investment recorded at December 31, 2012 was $3.8 million and $1.9 million at December 31, 2011, respectively, and is included with other assets in the balance sheet.

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

Adoption of New Accounting Standards:

In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment.  The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required.  However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount.  The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing.  The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  The adoption of this amendment had no impact on the consolidated financial statements as the current presentation of comprehensive income is in compliance with this amendment.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  This guidance was effective for interim and annual reporting periods beginning after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments were applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement at December 31, 2012 was $1.1 million and $162 thousand at December 31, 2011.

NOTE 3 — SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2012 and 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2012
U. S. government agencies	$48,730,031	$122,141	$(21,389)	$48,830,783
States and municipals	77,866,571	4,887,483	(147,078)	82,606,976
Mortgage-backed - residential	59,424,104	1,634,869	(21,827)	61,037,146
Equity securities	270,000	35,568	—	305,568

Total	$186,290,706	$6,680,061	$(190,294)	$192,780,473

2011
U. S. government agencies	$23,362,883	$9,942	$(19,130)	$23,353,695
States and municipals	81,696,999	4,938,355	(28,354)	86,607,000
Mortgage-backed - residential	69,377,777	785,830	(8,447)	70,155,160
Equity securities	270,000	33,521	—	303,521
Total	$174,707,659	$5,767,648	$(55,931)	$180,419,376

The amortized cost and fair value of securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value

Due in one year or less	$410,000	$411,881
Due after one year through five years	5,059,476	5,173,059
Due after five years through ten years	57,334,282	58,697,535
Due after ten years	63,792,844	67,155,283
	126,596,602	131,437,758
Mortgage-backed - residential	59,424,104	61,037,147
Equity	270,000	305,568

Total	$186,290,706	$192,780,473

Proceeds from sales of securities during 2012, 2011 and 2010 were $59,050,719 $44,657,806 and $70,834,214.  Gross gains of $1,834,839, $1,163,798 and $2,083,145 and gross losses of $0, $0 and $900, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $623,845, $395,691 and $707,963, respectively.

Securities with an approximate carrying value of $182,929,000 and $159,044,000 at December 31, 2012 and 2011, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year end 2012 and 2011 not recognized in income are as follows:

2012

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$11,978,611	$(21,389)	$—	$—	$11,978,611	$(21,389)
States and municipals	7,518,768	(147,078)	—	—	7,518,768	(147,078)
Mortgage-backed - residential	5,773,396	(21,827)	—	—	5,773,396	(21,827)

Total temporarily impaired	$25,270,775	$(190,294)	$—	$—	$25,270,775	$(190,294)

2011

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$10,984,422	$(19,130)	$—	$—	$10,984,422	$(19,130)
States and municipals	2,006,454	(27,651)	1,027,758	(703)	3,034,212	(28,354)
Mortgage-backed - residential	3,158,807	(8,447)	—	—	3,158,807	(8,447)

Total temporarily impaired	$16,149,683	$(55,228)	$1,027,758	$(703)	$17,177,441	$(55,931)

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

Unrealized losses on securities have not been recognized into income because the issues are of high credit quality, management does not intend to sell and it is more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the securities approach maturity

At December 31, 2012, four U.S. government agency securities have unrealized losses with aggregate depreciation of 0.2% from their amortized cost, two mortgage-backed securities have an unrealized loss with depreciation of 0.4% from their amortized cost basis, and fifteen states and municipals have unrealized losses with aggregate depreciation of 1.9% from their amortized cost basis.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  The Company believes there is no other than temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 - LOANS

Loans at year-end were as follows:

	2012	2011

Commercial	$33,137,302	$28,892,134
Real estate construction	14,102,265	13,260,691
Real estate mortgage:
1-4 family residential	170,199,066	160,644,641
Multi-family residential	11,511,410	13,305,426
Non-farm & non-residential	113,440,371	100,047,069
Agricultural	69,805,492	77,819,620
Consumer	17,441,841	17,572,389
Other	337,352	324,469

	$429,975,099	$411,866,439

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2012 and December 31, 2011 (in thousands):

December 31, 2012

	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$192	$21	$24	$(45)	$150
Real estate Construction	1,008	74	19	(35)	918
Real estate mortgage:
1-4 family residential	2,257	1,090	38	784	1,989
Multi-family residential	336	88	1	165	414
Non-farm & non-residential	410	126	1	343	628
Agricultural	721	15	9	130	845
Consumer	524	424	64	353	517
Other	50	497	334	167	54
Unallocated	344	—	—	188	532
	$5,842	$2,335	$490	$2,050	$6,047

December 31, 2011

	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$235	$36	$74	$(81)	$192
Real estate Construction	721	143	—	430	1,008
Real estate mortgage:
1-4 family residential	1,827	659	15	1,074	2,257
Multi-family residential	148	178	144	222	336
Non-farm & non-residential	889	333	14	(160)	410
Agricultural	265	27	15	468	721
Consumer	582	237	23	156	524
Other	58	933	728	197	50
Unallocated	200	—	—	144	344
	$4,925	$2,546	$1,013	$2,450	$5,842

Activity in the allowance for loan losses was as follows:

2010

Beginning balance	$7,600,594
Charge-offs	(6,793,285)
Recoveries	867,497
Provision for loan losses	3,250,000

Ending balance	$4,924,806

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2,808,210 and $3,251,849) in loans by portfolio segment and based on impairment method as of December 31, 2012 and December 31, 2011 (in thousands):

As of December 31, 2012

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$150	$150
Real estate construction	503	415	918
Real estate mortgage:
1-4 family residential	109	1,880	1,989
Multi-family residential	147	267	414
Non-farm & non-residential	150	478	628
Agricultural	549	296	845
Consumer	—	517	517
Other	—	54	54
Unallocated	—	532	532
	$1,458	$4,589	$6,047
Loans:
Commercial	$—	$33,137	$33,137
Real estate construction	3,035	11,067	14,102
Real estate mortgage:
1-4 family residential	3,610	166,589	170,199
Multi-family residential	311	11,201	11,512
Non-farm & non-residential	4,183	109,257	113,440
Agricultural	8,045	61,761	69,806
Consumer	—	17,442	17,442
Other	—	337	337
	$19,184	$410,791	$429,975

As of December 31, 2011

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$192	$192
Real estate construction	703	305	1,008
Real estate mortgage:
1-4 family residential	325	1,932	2,257
Multi-family residential	52	284	336
Non-farm & non-residential	119	291	410
Agricultural	427	294	721
Consumer	—	524	524
Other	—	50	50
Unallocated	—	344	344
	$1,626	$4,216	$5,842
Loans:
Commercial	$—	$28,892	$28,892
Real estate construction	3,975	9,286	13,261
Real estate mortgage:
1-4 family residential	1,873	158,772	160,645
Multi-family residential	207	13,098	13,305
Non-farm & non-residential	2,667	97,380	100,047
Agricultural	6,416	71,404	77,820
Consumer	—	17,572	17,572
Other	—	324	324
	$15,138	$396,728	$411,866

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	640	—	—
Real estate mortgage:
1-4 family residential	2,272	2,243	—	1,322	75	75
Multi-family residential	—	—	—	41	—	—
Non-farm & non-residential	2,775	2,008	—	1,756	158	158
Agricultural	2,657	2,657	—	1,432	275	275
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	503	2,020	111	111
Real estate mortgage
1-4 family residential	1,367	1,367	109	976	57	57
Multi-family residential	311	311	147	225	12	12
Non-farm & non-residential	2,175	2,175	150	1,189	104	104
Agricultural	5,388	5,388	549	4,024	252	252
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$19,980	$19,184	$1,458	$13,625	$1,044	$1,044

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$1	$1
Real estate construction	1,600	940	—	1,732	113	113
Real estate mortgage:
1-4 family residential	595	595	—	1,003	39	39
Multi-family residential	—	—	—	493	—	—
Non-farm & non-residential	1,578	1,578	—	3,908	—	—
Agricultural	1,474	1,474	—	1,931	123	123
Consumer	—	—	—	—	5	5
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	703	3,274	—
Real estate mortgage:
1-4 family residential	1,298	1,278	325	2,167	—	—
Multi-family residential	207	207	52	739	—	—
Non-farm & non-residential	1,089	1,089	119	1,007	—	—
Agricultural	4,942	4,942	427	3,004	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—
Total	$15,818	$15,138	$1,626	$19,258	$281	$281

Individually impaired loans were as follows (in thousands):

2010

Average of individually impaired loans during year	$11,735
Interest income recognized during impairment	149
Cash-basis interest income recognized	149

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

Nonaccrual loans secured by real estate make up 98% of the total nonaccruals.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011 (in thousands):

As of December 31, 2012

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$45	$—	$—
Real estate construction	3,035	—	—
Real estate mortgage:
1-4 family residential	1,065	373	505
Multi-family residential	311	—	—
Non-farm & non-residential	1,589	—	1,924
Agricultural	894	426	4,798
Consumer	85	42	—
Other	—	—	—

Total	$7,024	$841	$7,227

As of December 31, 2011

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	1,138	—	—
Real estate mortgage:
1-4 family residential	2,573	372	519
Multi-family residential	207	—	—
Non-farm & non-residential	1,421	—	—
Agricultural	610	—	585
Consumer	68	26	—
Other	—	—	—

Total	$6,017	$398	$1,104

The following tables present the aging of the recorded investment in past due and non-accrual loans as of December 31, 2012 and 2011 by class of loans (in thousands):

2012

	30-59	60-89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$16	$—	$—	$45	$61	$33,076
Real estate construction	—	—	—	3,035	3,035	11,067
Real estate mortgage:
1-4 family residential	2,282	652	373	1,065	4,372	165,827
Multi-family residential	—	—	—	311	311	11,201
Non-farm & non-residential	90	—	—	1,589	1,679	111,761
Agricultural	655	—	426	894	1,975	67,831
Consumer	171	21	42	85	319	17,123
Other	—	—	—	—	—	337

Total	$3,214	$673	$841	$7,024	$11,752	$418,223

2011

	30-59	60-89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$71	$—	$—	$—	$71	$28,821
Real estate construction	—	—	—	1,138	1,138	12,123
Real estate mortgage:
1-4 family residential	1,859	232	372	2,573	5,036	155,609
Multi-family residential	164	—	—	207	371	12,934
Non-farm & non-residential	153	—	—	1,421	1,574	98,473
Agricultural	468	35	—	610	1,113	76,707
Consumer	130	38	26	68	262	17,310
Other	—	—	—	—	—	324

Total	$2,845	$305	$398	$6,017	$9,565	$402,301

Troubled Debt Restructurings:

The Company has allocated $663 thousand and $0 in reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and 2011.  The Company has not committed to lend additional amounts as of December 31, 2012 and 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2012, the terms of certain loans were modified as troubled debt restructurings.  The modifications of the terms of such loans were to interest only payments for a 1 year term and lower interest rates.

The following table presents loans by class modified as troubled debt restructurings as of December 31, 2012 and December 31, 2011

December 31, 2012

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(in thousands):	of Loans	Investment	Investment

Troubled Debt Restructurings:

Real estate mortgage:
1-4 family residential	1	$474	$505
Agricultural	1	4,847	4,798
Non-Farm & non-residential	1	1,926	1,924

Total	3	$7,247	$7,227

December 31, 2011

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(in thousands):	of Loans	Investment	Investment

Troubled Debt Restructurings:

Real estate mortgage:
1-4 family residential	1	$474	$519
Agricultural	1	393	585

Total	2	$867	$1,104

The troubled debt restructurings described above increased the allowance for loan losses by $663 thousand and $0 and resulted in charge offs of $0 and $0 during the periods ending December 31, 2012 and 2011.

For the years ending December 31, 2012 and 2011, no loans modified as troubled debt restructurings had defaulted on payment.

No other loans were modified during the years ending December 31, 2012 or 2011 that did not meet the definition of a troubled debt restructuring.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following tables present the risk category of loans by class of loans, based on the most recent analysis performed, as of December 31, 2012 and 2011    (in thousands):

2012

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$31,419	$1,362	$350	$6
Real estate construction	4,394	6,674	3,035	—
Real estate mortgage:
1-4 family residential	149,104	12,242	8,827	26
Multi-family residential	9,305	1,812	394	—
Non-farm & non-residential	105,170	3,593	4,677	—
Agricultural	56,516	3,569	9,718	2

Total	$355,908	$29,252	$27,001	$34

2011

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$27,294	$1,342	$256	$—
Real estate construction	6,957	2,017	4,287	—
Real estate mortgage:
1-4 family residential	141,403	9,603	9,613	26
Multi-family residential	9,871	2,965	469	—
Non-farm & non-residential	91,957	5,317	2,773	—
Agricultural	63,391	6,663	7,751	15

Total	$340,873	$27,907	$25,149	$41

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $127,000 at December 31, 2012 and $94,000 at December 31, 2011.

Non-consumer loans with an outstanding balance less than $200,000 are evaluated similarly to consumer loans over $200,000.  Both are reviewed at least quarterly and credit quality grades are updated as needed.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2012 and 2011.  An analysis of the activity with respect to all director and executive officer loans is as follows (in thousands):

	2012	2011

Balance, beginning of year	$3,956	$4,234
New loans	7	138
Effect of changes in composition of related parties	—	—
Repayments	(105)	(416)

Balance, end of year	$3,858	$3,956

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $176,180,000 and $151,244,000 at December 31, 2012 and 2011.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $575,000 and $283,000 at December 31, 2012 and 2011.

Activity for mortgage servicing rights and the related valuation allowance follows:

	2012	2011	2010

Servicing Rights:
Beginning balance	$834,675	$958,193	$822,446
Additions	627,999	312,588	359,539
Amortization	(346,238)	(288,106)	(259,792)
Change in valuation allowance	36,000	(148,000)	36,000

Ending balance	$1,152,436	$834,675	$958,193

Valuation Allowance:
Beginning balance	$250,000	$102,000	$138,000
Additions expensed	92,000	189,000	24,000
Reductions credited to operations	128,000	41,000	60,000

Ending balance	$214,000	$250,000	$102,000

The fair value of servicing rights was $1.3 million and $948,000 at year-end 2012 and 2011.  Fair value at year-end 2012 was determined using a discount rate of 12.0%, prepayment speeds ranging from 3.0% to 45.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.  Fair value at year-end 2011 was determined using a discount rate of 12.0%, prepayment speeds ranging from 13.2% to 35.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 5.3 years.  Estimated amortization expense for each of the next five years is:

2013	$269,000
2014	217,000
2015	167,000
2016	125,000
2017	90,000

NOTE 5 - REAL ESTATE OWNED

Activity in real estate owned was as follows:

	Twelve Months Ended
	2012	2011

Beginning of year	$8,296,200	$8,424,192
Additions	2,266,875	5,745,840
Sales	(6,057,937)	(5,341,732)
Additions to valuation allowance, net	(990,570)	(1,229,644)
Recovery from sale	653,788	697,544

End of period	$4,168,356	$8,296,200

Activity in the valuation allowance was as follows:

	2012	2011	2010

Beginning of year	$1,331,420	$799,320	$12,200
Additions charged to expense, net	990,570	1,229,644	807,120
Recovery from sale	(653,788)	(697,544)	(20,000)

End of year	$1,668,202	$1,331,420	$799,320

Expenses related to foreclosed assets include:

	2012	2011	2010

Net loss (gain) on sales	$179,873	$94,509	$(218)
Provision for unrealized losses	990,570	1,229,644	807,120
Operating expenses, net of rental income	745,194	817,889	478,777

End of year	$1,915,637	$2,142,042	$1,285,679

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2012	2011

Land and buildings	$19,961,251	$19,606,922
Furniture and equipment	15,515,657	14,574,075
Construction projects	—	—
	35,476,908	34,180,997
Less accumulated depreciation	(18,708,619)	(17,479,477)

	$16,768,289	$16,701,520

Depreciation expense was $1,278,740, $1,189,661 and $1,219,965 in 2012, 2011, and 2010.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

	2012	2011	2010

Beginning of year	$13,116,710	$13,116,710	$13,116,710
Acquired goodwill	—	—	—
Impairment	—	—	—

End of year	$13,116,710	$13,116,710	$13,116,710

Goodwill is not amortized but instead evaluated periodically for impairment.

Acquired intangible assets were as follows at year-end:

	2012		2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$2,530,102	$1,998,369	$2,530,102	$1,764,633

Aggregate amortization expense was $233,736, $243,736 and $253,736 for 2012, 2011 and 2010.

Estimated amortization expense for each of the next five years:

2013	$214,973
2014	139,760
2015	121,000
2016	56,000
2017	—

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

Our annual impairment analysis as of December 31, 2012 and 2011, indicated that the Step 2 analysis was not necessary.  If needed, Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were $91,948,000 and $93,127,000 at year-end 2012 and 2011, respectively.

At December 31, 2012, the scheduled maturities of time deposits for the next five years are as follows:

2013	$118,349,039
2014	22,916,623
2015	24,284,358
2016	13,735,935
2017	11,978,691

Certain directors and executive officers of the Company and companies in whom they have beneficial ownership are deposit customers of the Bank. The amount of these deposits was approximately $2,645,000 and $2,915,000 at December 31, 2012 and 2011.

NOTE 9 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government securities with a carrying amount of $3,815,384 and $3,223,526 at year-end 2012 and 2011.

Repurchase agreements generally mature within one year from the transaction date and range in maturities from 1 day to 26 months.  The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement.  Information concerning repurchase agreements for 2012, 2011 and 2010 is summarized as follows:

	2012	2011	2010

Average daily balance during the year	$3,847,580	$3,640,488	$3,935,511
Average interest rate during the year	0.27%	0.42%	1.34%
Maximum month-end balance during the year	$5,033,965	$4,654,159	$5,079,100
Weighted average interest rate at year end	0.22%	0.30%	0.41%

Promissory note payable of $500,000 at December 31, 2012 and $1,300,000 at December 31, 2011, matures July 28, 2013, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the bank.  The loan agreement contains certain covenants and performance terms.  The Bank was in compliance with the non-performing asset covenant at December 31, 2012.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2012	2011
Maturities February 2013 through March 2030, fixed rates from 1.00% to 7.23%, averaging 4.09%	$17,448,932	$30,326,229

Advances are paid either on a monthly basis or at maturity.  All advances require a prepayment penalty, and are secured by the FHLB stock and substantially all first mortgage residential, multi-family and farm real estate loans.

Scheduled principal payments due on advances during the years subsequent to December 31, 2012 are as follows:

2013	$6,379,545
2014	6,802,353
2015	1,532,701
2016	537,726
2017	533,973
Thereafter	1,662,634

$17,448,932

NOTE 11 - SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”).  The Trust issued $217,000 of common securities to the Company and $7,000,000 of trust preferred securities as part of a pooled offering of such securities.  The Company issued $7,217,000 subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust.  The debentures paid interest quarterly at 7.06% for the first 5 years.  Starting September 2008, the rate converted to three-month LIBOR plus 3.00 adjusted quarterly, which was 3.33% at year-end 2012.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

NOTE 12 - INCOME TAXES

Income tax expense was as follows:

	2012	2011	2010

Current	$1,962,873	$1,060,302	$287,399
Deferred	(319,200)	(140,887)	277,959

	$1,643,673	$919,415	$565,358

Year-end deferred tax assets and liabilities were due to the following.  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2012	2011

Deferred tax assets
Allowance for loan losses	$2,081,597	$2,011,685
Other real estate owned	536,587	452,683
Nonaccrual loan interest	153,186	—
Other	225,366	210,933

Deferred tax liabilities
Unrealized gain on securities	(2,206,521)	(1,941,984)
Bank premises and equipment	(1,002,811)	(1,111,868)
FHLB stock	(1,343,242)	(1,343,242)
Mortgage servicing rights	(391,828)	(283,790)
Core deposit intangibles	(169,943)	(242,906)
Other	(333,424)	(257,207)

Net deferred tax liability	$(2,451,033)	$(2,505,696)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2012	2011	2010

U. S. federal income tax rate	34.0%	34.0%	34.0%
Changes from the statutory rate Tax-exempt interest income	(13.8)	(18.4)	(24.7)
Historic and low income tax credits	(2.1)	(2.7)	(3.2)
Non-deductible interest expense related to carrying tax-exempt investments	0.4	0.8	1.8
Other	0.5	0.2	2.4

	19.0%	13.9%	10.3%

Federal income tax laws provided the Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $441,000 liability at December 31, 2012.  The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve.  However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $441,000 would be recorded as expense.

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2012 and December 31, 2011 related to unrecognized tax benefits.

The Company and its subsidiary file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2009.

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2012	2011	2010
Basic Earnings Per Share Net income	$7,007,562	$5,686,874	$4,939,422
Weighted average common shares outstanding	2,705,456	2,718,561	2,731,491
Basic earnings per share	$2.59	$2.09	$1.81

Diluted Earnings Per Share Net income	$7,007,562	$5,686,874	$4,693,422
Weighted average common shares outstanding	2,705,456	2,718,561	2,731,491
Add effect of dilutive shares	2,146	1,094	456
Weighted average common shares outstanding including dilutive shares	2,707,602	2,719,655	2,731,947
Diluted earnings per share	$2.59	$2.09	$1.81

Stock options of 28,460 shares common stock from 2012, 30,660 shares common stock from 2011 and 32,640 shares common stock from 2010 were excluded from diluted earnings per share because their impact was antidilutive.  Stock grants of 14,154 shares common stock from 2012,6,221 shares common stock from 2011 and 8,752 shares common stock from 2010 were excluded from diluted earnings per share because their impact was antidilutive.

NOTE 14 - RETIREMENT PLAN

The Company has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision.  Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors.  Expense recognized in connection with the plan was $695,831, $647,846 and $558,845 in 2012, 2011 and 2010.

NOTE 15 - STOCK BASED COMPENSATION

The Company has four share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $92,683, $76,809, and $110,320 for 2012, 2011 and 2010.  The total income tax benefit was $0, $0, and $0.

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

No options were granted in 2012, 2011 or 2010.

Summary of activity in the stock option plan for 2012 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, beginning of year	30,660	$29.68
Granted	—	—
Forfeited or expired	(2,200)	27.28
Exercised	—	—
Outstanding, end of year	28,460	$29.86	17.2 months	$—

Vested and expected to vest	28,460	$29.86	17.2 months	$—

Exercisable, end of year	28,460	$29.86	17.2 months	$—

Options outstanding at year-end 2012 were as follows:

		Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

From $25.50 to $28.00 per share	8,160	0.4	25.78	8,160	25.78
From $29.50 to $31.00 per share	14,150	29.0	30.46	14,150	30.46
From $33.90 to $34.00 per share	6,150	12.3	33.91	6,150	33.91
	28,460			28,460

As of December 31, 2012, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, as of December 31, 2012 neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 5,615 shares issued during 2012 and 6,955 shares issued during 2011.  There were 30 shares forfeited during 2012 and 349 shares forfeited during 2011.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2012	13,434	$253,366	$18.86
Granted	5,615	106,741	19.01
Vested	(4,280)	(91,879)	21.47
Forfeited	(30)	(570)	19.00

Nonvested at December 31, 2012	14,739	$267,658	$18.16

As of December 31, 2012, there was $197,867 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 5 years.  The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $54,535, $56,581 and $46,126.  As of December 31, 2012, the restricted stock grant plan allows for additional restricted stock share awards of up to 18,310 shares.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  As of December 31, 2012 no awards have been granted under the plan and 150,000 shares are still available.

NOTE 16 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years.  During 2013 the Bank could, without prior approval, declare dividends on any 2013 net profits retained to the date of the dividend declaration plus $5,184,000.

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

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U. S. government agencies	$48,831	$—	$48,831	$—
States and municipals	82,607	—	82,607	—
Mortgage-backed - residential	61,037	—	61,037	—
Equity securities	305	305	—	—
Total	$192,780	$305	$192,475	$—

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U. S. government agencies	$23,354	$—	$23,354	$—
States and municipals	86,607	—	86,607	—
Mortgage-backed - residential	70,155	—	70,155	—
Equity securities	303	303	—	—
Total	$180,419	$303	$180,116	$—

There were no transfers between level 1 and level 2 during 2012 or 2011.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Real estate construction	$2,535	—	—	$2,535
Real Estate Mortgage:
1-4 family residential	1,255	—	—	1,255
Multi-family residential	164	—	—	164
Non-farm & non-residential	2,025	—		2,025
Agricultural	4,839	—	—	4,839
Other real estate owned, net:
Residential	2,539	—	—	2,539
Loan servicing rights	529	—	—	529

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Real estate construction	$2,332	—	—	$2,332
Real Estate Mortgage:
1-4 family residential	953	—	—	953
Multi-family residential	155	—	—	155
Non-farm & non-residential	970	—	—	970
Agricultural	4,515	—	—	4,515
Other real estate owned, net:
Residential	5,542	—	—	5,542
Commercial real estate	42	—	—	42
Loan servicing rights	380	—	—	380

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $10.8 million, with a valuation allowance of $1.5 million at December 31, 2012, resulting in a decrease in the provision for loan losses of $168 thousand for the year ending December 31, 2012.  At December 31, 2011, impaired loans had a net carrying amount of $8.9 million, with a valuation allowance of $1.6 million, resulting in an additional provision for loan losses of $827 thousand for the year ending December 31, 2011.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $2.5 million, which is made up of the outstanding balance of $4.2 million, net of a valuation allowance of $1.7 million at December 31, 2012, resulting in a net write-down of $990 thousand for the year ending December 31, 2012.  At December 31, 2011, other real estate owned had a net carrying amount of $5.6 million, which is made up of the outstanding balance of $7.1 million, net of a valuation allowance of $1.5 million at December 31, 2011, resulting in a write-down of $1.2 million for the year ending December 31, 2011.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $529 thousand, which is made up of the outstanding balance of $743 thousand, net of a valuation allowance of $214 thousand at December 31, 2012, resulting in a net recovery of $36 thousand of prior write-downs for the year ending December 31, 2012.  At December 31, 2011, loan servicing rights were carried at their fair value of $380 thousand, which is made up of the outstanding balance of $630 thousand, net of a valuation allowance of $250 thousand at December 31, 2011, resulting in a net write-down of $148 thousand for the year ending December 31, 2011.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

				Range
	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate construction	$2,535	income approach	capitalization rate	18%
				(18%)

Real estate mortgage:
1-4 family residential	1,255	sales comparison	adjustment for	0%-44%
			differences	(6%)
			between the
			comparable sales

Multi-family residential	164	sales comparison	adjustment for	0%-54%
			differences	(18%)
			between the
			comparable sales

Non-farm & non-residential	2,025	sales comparison	adjustment for	7%-11%
			differences	(9%)
			between the
			comparable sales

Agricultural	4,839	sales comparison	adjustment for	3%-37%
			differences	(17%)
			between the
			comparable sales

Other real estate owned:
Residential	2,539	sales comparison	adjustment for	0%-70%
			differences	(8%)
			between the
			comparable sales
		income approach	capitalization rate	8%-12%
				(11%)

Loan Servicing Rights	529	discounted cash	constant prepayment	3%-45%
		flow	rates	(20%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2012 and December 31, 2011 are as follows:

Fair Value Measurements at

December 31, 2012 Using:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$31,764	$31,764	$—	$—	$31,764
Securities	192,780	305	192,475	—	192,780
Mortgage loans held for sale	486	—	500	—	500
Loans, net	423,928	—	—	422,920	422,920
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,946	—	1,138	2,808	3,946
Financial liabilities
Deposits	$590,425	$401,164	$191,732	$—	$592,896
Securities sold under agreements to repurchase and other borrowings	4,315	—	4,314	—	4,314
FHLB advances	17,449	—	18,806	—	18,806
Subordinated Debentures	7,217	—	—	7,261	7,261
Interest payable	610	—	601	9	610

December 31, 2011:

	December 31, 2011
	Carrying
	Amount	Fair Value
Financial assets
Cash and cash equivalents	$17,656	$17,656
Securities	180,419	180,419
Mortgage loans held for sale	625	625
Loans, net	406,025	407,872
FHLB stock	6,731	N/A
Interest receivable	4,052	4,052

Financial liabilities
Deposits	$542,924	$545,467
Securities sold under agreements to repurchase and other borrowings	4,523	4,523
FHLB advances	30,326	32,227
Subordinated debentures	7,217	6,339
Interest payable	963	963

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	2012	2011

Unused lines of credit	$85,230,958	$84,253,706
Commitments to make loans	12,607,179	7,810,567
Letters of credit	1,538,400	1,420,608

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 2.375% to 3.750% with maturities ranging from 1 to 30 years.

NOTE 19 - CONTINGENT LIABILITIES

The Bank is a defendant in legal actions arising from normal business activities.  Management believes these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s consolidated financial position or results of operations.

The Company terminated its Defined Benefit Plan (the Plan) effective December 31, 2008.  The termination was filed with the Pension Benefit Guaranty Corporation (PBGC) in April 2009.  The 60-day PBGC comment period passed without comment from PBGC.  Benefits were distributed according to the actuarial calculations in 2009.  The Internal Revenue Service (IRS) issued a favorable determination as to the Plan termination in July 2010.  Subsequent to termination and distribution, the Plan was selected for audit by the PBGC.  The PBGC asserts a plan amendment was applied errantly resulting in lower benefits.  A preliminary estimate provided by the Plan actuary indicates the potential exposure related to this matter is $1.3 million.  The Company believes it has meritorious defenses and formally rebutted the PBGC assertion in June 2011 requesting a reconsideration of the PBGC conclusion and intends to continue to vigorously defend the position.  As such, the Company does not believe a loss is probable and has not recorded a liability relating to the PBGC assertion. The Company awaits the response from the PBGC.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2012 and 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
2012
Consolidated
Total Capital (to Risk-Weighted Assets)	$67,956	14.5%	$37,385	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	62,095	13.3	18,692	4	N/A	N/A
Tier I Capital (to Average Assets)	62,095	9.2	27,050	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$67,522	14.5%	$37,383	8%	$46,729	10%
Tier I Capital (to Risk-Weighted Assets)	61,661	13.2	18,692	4	28,037	6
Tier I Capital (to Average Assets)	61,661	9.1	27,040	4	33,800	5

2011
Consolidated
Total Capital (to Risk-Weighted Assets)	$64,279	14.0%	$36,718	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	58,525	12.8	18,359	4	N/A	N/A
Tier I Capital (to Average Assets)	58,525	9.2	25,414	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$65,229	14.2%	$36,705	8%	$45,882	10%
Tier I Capital (to Risk-Weighted Assets)	59,476	13.0	18,353	4	27,529	6
Tier I Capital (to Average Assets)	59,476	9.4	25,405	4	31,756	5

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31

	2012	2011
	(In Thousands)
ASSETS
Cash on deposit with subsidiary	$765	$182
Investment in subsidiary	80,574	76,904
Securities available for sale	20	20
Other assets	375	374

Total assets	$81,734	$77,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Subordinated debentures	$7,217	$7,217
Notes payable	500	1,300
Other Liabilities	9	10
Stockholders’ equity
Preferred stock	—	—
Common stock	12,529	12,448
Retained earnings	57,196	52,735
Accumulated other comprehensive income (loss)	4,283	3,770

Total liabilities and stockholders’ equity	$81,734	$77,480

Condensed Statements of Income and Comprehensive Income

Years Ended December 31

	2012	2011	2010
	(In Thousands)
Income
Dividends from subsidiary	$4,200	$3,800	$3,300
Interest income	—	—	—
Total income	4,200	3,800	3,300

Expenses
Interest expense	277	296	322
Other expenses	112	86	103
Total expenses	389	382	425

Income before income taxes and equity in undistributed income of subsidiary	3,811	3,418	2,875

Applicable income tax benefits	132	150	143

Income before equity in undistributed income of subsidiary	3,943	3,568	3,018

Equity in undistributed income of subsidiary	3,065	2,119	1,921

Net income	7,008	5,687	4,939

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	1,723	5,790	(3,962)
Reclassification of realized amount	(1,210)	(768)	1,374

Net change in unrealized gain (loss) on securities	513	5,022	(2,588)

Comprehensive income	$7,521	$10,709	$2,351

Condensed Statements of Cash Flows

Years Ended December 31

	2012	2011	2010
	(In Thousands)
Cash flows from operating activities
Net income	$7,008	$5,687	$4,939
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiary	(3,065)	(2,119)	(1,921)
Change in other assets	(1)	14	28
Change in other liabilities	(1)	1	—
Net cash from operating activities	3,941	3,583	3,046

Cash flows from financing activities
Proceeds from note payable	—	—	—
Payments on note payable	(800)	(800)	(800)
Dividends paid	(2,503)	(2,402)	(2,303)
Proceeds from issuance of common stock	1	—	—
Purchase of common stock	(56)	(474)	(81)
Net cash from financing activities	(3,358)	(3,676)	(3,184)

Net change in cash	583	(93)	(138)

Cash at beginning of year	182	275	413

Cash at end of year	$765	$182	$275

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted

2012
First quarter	$7,162	$6,110	$1,618	$0.60	$0.60
Second quarter	7,321	6,359	1,778	0.65	0.65
Third quarter	6,937	6,078	1,698	0.63	0.63
Fourth quarter	6,812	5,971	1,914	0.71	0.71

2011
First quarter	$7,458	$5,820	$1,262	$0.46	$0.46
Second quarter	7,682	6,216	1,421	0.52	0.52
Third quarter	7,466	6,165	1,774	0.67	0.67
Fourth quarter	7,285	6,123	1,230	0.44	0.44

The Company recorded a gain of approximately $616 thousand and $995 thousand during the third and fourth quarters of 2012 for the gain on the sale of securities.

The Company recorded write-downs to other real owned of $405 thousand and $610 thousand during the third and the fourth quarters of 2012.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012.  Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Set forth below is information about our executive officers who do not serve as Directors, including their business experience for at least the past five years and their ages as of March 28, 2013.

Name	Age	Position with the Company

James B. Braden	34	Senior Vice President, Director of Risk Management since 2010. Previously a Senior Manager at a national public accounting firm serving financial institutions.
Brenda S. Bragonier	56	Senior Vice President, Director of Marketing since 1999.
Carol Caskey	55	Senior Vice President, Director of Human Resources since 2011. Previously an Associate Relations Consultant at a national health insurance carrier.
Gregory J. Dawson	52	Senior Vice President, Chief Financial Officer since 1989.
Norman J. Fryman	63	Executive Vice President, Chief Credit Officer since 2010. Director of Sales and Service since 2004.
William Hough	58	Senior Vice President, Director of Sales and Service since 2011. Previously a Market President since 2006.
Clark Nyberg	60	Senior Vice President, Director of Wealth Management since 2004.
Martha Woodford	59	Senior Vice President, Director of Operations, Since 2006.

The remaining information required by Item 10 is hereby incorporated by reference under the headings “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 — Election of Directors” from the Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 15, 2013, which will be filed with the Commission on or about April 15, 2013, pursuant to Regulation 14A (“2013 Proxy Statement”).

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation of Named Executive Officers” in the 2013 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference under the heading “Stock Ownership of Directors and Executive Officers” in the 2013 Proxy Statement. See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference under the headings “Corporate Governance” and “Transactions with Related Persons” in the 2013 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference under the heading “Fees of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement.

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
March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 28, 2013
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 28, 2013
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford	March 28, 2013
Buckner Woodford, Chairman of the Board, Director

/s/B. Proctor Caudill	March 28, 2013
B. Proctor Caudill, Director

/s/Henry Hinkle	March 28, 2013
Henry Hinkle, Director

/s/Theodore Kuster	March 28, 2013
Theodore Kuster, Director

/s/Betty J. Long	March 28, 2013
Betty J. Long, Director

/s/Ted McClain	March 28, 2013
Ted McClain, Director

/s/Edwin S. Saunier	March 28, 2013
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 28, 2013
Robert G. Thompson, Director

/s/Woodford Van Meter	March 28, 2013
Woodford Van Meter, Director

Kentucky Bancshares, Inc.

Exhibit Index

2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 24, 2006.

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

101*

The following financial information from Kentucky Bancshares, Inc. Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on March 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.

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