Form 10-Q
period 2013-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2013-05-15
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

Number of shares of Common Stock outstanding as of April 30, 2013:  2,724,829.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)

(in thousands, except share data)

	3/31/2013	12/31/2012
Assets
Cash and due from banks	$15,352	$31,580
Federal funds sold	161	184
Cash and cash equivalents	15,513	31,764
Securities available for sale	223,004	192,780
Mortgage loans held for sale	134	486
Loans	422,320	429,975
Allowance for loan losses	(5,623)	(6,047)
Net loans	416,697	423,928
Federal Home Loan Bank stock	6,731	6,731
Real estate owned, net	4,222	4,168
Bank premises and equipment, net	16,855	16,768
Interest receivable	3,846	3,946
Mortgage servicing rights	1,123	1,152
Goodwill	13,117	13,117
Other intangible assets	475	532
Other assets	5,398	5,638
Total assets	$707,115	$701,010

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$147,899	$144,575
Time deposits, $100,000 and over	94,524	91,948
Other interest bearing	351,930	353,902
Total deposits	594,353	590,425
Repurchase agreements and other borrowings	7,283	4,315
Federal Funds Purchased	1,479	—
Federal Home Loan Bank advances	15,838	17,449
Subordinated debentures	7,217	7,217
Interest payable	610	610
Other liabilities	6,538	6,986
Total liabilities	633,318	627,002

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,724,829 and 2,719,694 shares issued and outstanding on March 31, 2013 and December 31, 2012	12,515	12,529
Retained earnings	58,251	57,196
Accumulated other comprehensive income	3,031	4,283
Total stockholders’ equity	73,797	74,008
Total liabilities & stockholders’ equity	$707,115	$701,010

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	3/31/2013	3/31/2012
INTEREST INCOME:
Loans, including fees	$5,726	$5,862
Securities
Taxable	479	449
Tax exempt	668	768
Other	83	83
Total interest income	6,956	7,162
INTEREST EXPENSE:
Deposits	590	685
Repurchase agreements and other borrowings	7	13
Federal Home Loan Bank advances	166	292
Subordinated debentures	59	62
Total interest expense	822	1,052
Net interest income	6,134	6,110
Loan loss provision	450	450
Net interest income after provision	5,684	5,660
NON-INTEREST INCOME:
Service charges	1,020	1,070
Loan service fee income, net	(52)	87
Trust department income	177	156
Securities available for sale gains	289	160
Gain on sale of mortgage loans	626	478
Brokerage Income	68	51
Debit Card Interchange Income	448	445
Other	27	49
Total other income	2,603	2,496
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,290	3,081
Occupancy expenses	718	709
Repossession expenses (net)	67	329
FDIC Insurance	132	141
Legal and professional fees	153	200
Data processing	348	315
Debit Card Expenses	223	200
Amortization	57	58
Advertising and marketing	184	176
Taxes other than payroll, property and income	225	214
Telephone	67	74
Postage	75	73
Loan fees	123	117
Other	514	521
Total other expenses	6,176	6,208
Income before taxes	2,111	1,948
Income taxes	402	330
Net income	$1,709	$1,618
Other Comprehensive Income (loss), net of tax:
Change in Unrealized Gains on Securities	(1,252)	(491)
Comprehensive Income	$457	$1,127

Earnings per share
Basic	$0.63	$0.60
Diluted	0.63	0.60

Dividends per share	0.24	0.23

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY  (unaudited)

(in thousands, except share information)

	— Common Stock(1) —		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity

Balances, January 1, 2013	2,719,694	$12,529	$57,196	$4,283	$74,008

Common stock issued, including tax benefit, net	6,965	—	—	—	—

Stock based compensation expense	—	24	—	—	24

Common stock purchased and retired	(1,830)	(38)	—	—	(38)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	(1,252)	(1,252)

Net income	—	—	1,709	—	1,709

Dividends declared - $0.24 per share	—	—	(654)	—	(654)

Balances, March 31, 2013	2,724,829	$12,515	$58,251	$3,031	$73,797

(1) Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

(in thousands)

	Three Months Ended
	3/31/2013	3/31/2012
Cash Flows From Operating Activities
Net Income	$1,709	$1,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	513	363
Securities amortization (accretion), net	319	306
Stock based compensation expense	24	23
Provision for loan losses	450	450
Securities gains, net	(289)	(160)
Originations of loans held for sale	(16,075)	(16,196)
Proceeds from sale of loans	17,053	16,700
Losses (gains) on other real estate	(5)	30
Gain on sale of mortgage loans	(626)	(478)
Changes in:
Interest receivable	100	479
Write-downs of other real estate, net	—	(4)
Other assets	87	(24)
Interest payable	—	(144)
Other liabilities	197	(564)
Net cash from operating activities	3,457	2,399
Cash Flows From Investing Activities
Purchases of securities	(48,776)	(39,181)
Proceeds from principal payments, sales, maturities and calls of securities	16,625	28,556
Net change in loans	6,716	(2,317)
Purchases of bank premises and equipment	(378)	(216)
Purchase of other real estate	—	(88)
Proceeds from the sale of other real estate	33	392
Net cash from investing activities	(25,780)	(12,854)
Cash Flows From Financing Activities:
Net change in deposits	3,928	19,926
Net change in repurchase agreements and other borrowings	4,647	17
Payments on Federal Home Loan Bank advances	(1,611)	(1,623)
Payments on note payable	(200)	(200)
Purchase of common stock	(38)	(40)
Dividends paid	(654)	(626)
Net cash from financing activities	6,072	17,454
Net change in cash and cash equivalents	(16,251)	6,999
Cash and cash equivalents at beginning of period	31,764	17,657
Cash and cash equivalents at end of period	$15,513	$24,656

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$822	$1,196
Income taxes	375	—

Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$65	$1,520

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Basis of Presentation:  The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the “Company”, “we”, “our” or “us”), its wholly-owned subsidiary, Kentucky Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, KB Special Assets Unit, LLC.  Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:  The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliott, Harrison, Jessamine, Rowan, Scott, Woodford and adjoining counties in Kentucky.  In late February 2013, we filed a branch application for Lexington, Kentucky with the FDIC, and received regulatory approval.  We anticipate the branch will be open in the second quarter of 2013.  Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives.  As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The Company, a bank holding company, is regulated by the Federal Reserve.

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

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period net income of stockholders’ equity.

Adoption of New Accounting Standards

FASB ASC 220 — In February 2013, the FASB issued an update (ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. This update became effective for the Company for interim and annual periods beginning after December 15, 2012 and did not have a material impact on the consolidated financial statements.

2.              SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES

Period-end securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Available for Sale

March 31, 2013
U.S. government agencies	$74,639	$81	$(154)	$74,566
States and political subdivisions	80,395	3,975	(391)	83,979
Mortgage-backed - residential	63,107	1,369	(321)	64,155
Equity securities	270	34	—	304
Total	$218,411	$5,459	$(866)	$223,004

December 31, 2012
U.S. government agencies	$48,730	$122	$(21)	$48,831
States and political subdivisions	77,867	4,887	(147)	82,607
Mortgage-backed - residential	59,424	1,635	(22)	61,037
Equity securities	270	35	—	305
Total	$186,291	$6,679	$(190)	$192,780

The amortized cost and fair value of securities at March 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	11,159	11,297
Due after five years through ten years	72,606	73,783
Due after ten years	71,269	73,465
	155,034	158,545
Mortgage-backed - residential	63,107	64,155
Equity	270	304

Total	$218,411	$223,004

Proceeds from sales of securities during the first three months of 2013 and 2012 were $10.5 million and $12.8 million.  Gross gains of $289 thousand and $160 thousand and no gross losses were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $98 thousand and $54 thousand, respectively.

Securities with unrealized losses at March 31, 2013 and at December 31, 2012 not recognized in income are as follows:

March 31, 2013

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$40,476	$(154)	$—	$—	$40,476	$(154)
States and municipals	13,460	(391)	—	—	13,460	(391)
Mortgage-backed - residential	19,553	(321)	—	—	19,553	(321)

Total temporarily impaired	$73,489	$(866)	$—	$—	$73,489	$(866)

December 31, 2012

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$11,979	$(21)	$—	$—	$11,979	$(21)
States and municipals	7,519	(147)	—	—	7,519	(147)
Mortgage-backed - residential	5,773	(22)	—	—	5,773	(22)

Total temporarily impaired	$25,271	$(190)	$—	$—	$25,271	$(190)

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

3. LOANS

Loans at period-end are as follows:

(in thousands)	3/31/13	12/31/12

Commercial	$31,832	$33,137
Real estate construction	10,773	14,102
Real estate mortgage:
1-4 family residential	174,145	170,199
Multi-family residential	12,146	11,512
Non-farm & non-residential	110,215	113,440
Agricultural	65,924	69,806
Consumer	17,032	17,442
Other	253	337
Total	$422,320	$429,975

Activity in the allowance for loan losses for the three month periods indicated was as follows:

	Three Months Ended March 31, 2013 (in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$150	$6	$28	$(37)	$135
Real estate Construction	918	578	5	152	497
Real estate mortgage:
1-4 family residential	1,989	125	26	84	1,974
Multi-family residential	414	—	—	79	493
Non-farm & non-residential	628	—	8	(25)	611
Agricultural	845	86	2	(14)	747
Consumer	517	148	11	131	511
Other	54	137	126	56	99
Unallocated	532	—	—	24	556
	$6,047	$1,080	$206	$450	$5,623

	Three Months Ended March 31, 2012 (in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$192	$—	$—	$14	$206
Real estate Construction	1,008	—	—	7	1,015
Real estate mortgage:
1-4 family residential	2,257	144	4	263	2,380
Multi-family residential	336	—	1	(19)	318
Non-farm & non-residential	410	—	—	15	425
Agricultural	721	15	2	104	812
Consumer	524	128	6	124	526
Other	50	146	122	(1)	25
Unallocated	344	—	—	(57)	287
	$5,842	$433	$135	$450	$5,994

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.5 million as of March 31, 2013 and $2.8 million at December 31, 2012) in loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31 2012:

	Individually	Collectively
As of March 31, 2013	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total

Allowance for Loan Losses:
Commercial	$—	$135	$135
Real estate construction	—	497	497
Real estate mortgage:
1-4 family residential	107	1,867	1,974
Multi-family residential	223	270	493
Non-farm & non-residential	230	381	611
Agricultural	444	303	747
Consumer	—	511	511
Other	—	99	99
Unallocated	—	556	556
	$1,004	$4,619	$5,623

Loans:
Commercial	$—	$31,832	$31,832
Real estate construction	—	10,773	10,773
Real estate mortgage:
1-4 family residential	2,055	172,090	174,145
Multi-family residential	828	11,318	12,146
Non-farm & non-residential	3,512	106,703	110,215
Agricultural	7,698	58,226	65,924
Consumer	—	17,032	17,032
Other	—	253	253
	$14,093	$408,227	$422,320

	Individually	Collectively
As of December 31, 2012	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total

Allowance for Loan Losses:
Commercial	$—	$150	$150
Real estate construction	503	415	918
Real estate mortgage:
1-4 family residential	109	1,880	1,989
Multi-family residential	147	267	414
Non-farm & non-residential	150	478	628
Agricultural	549	296	845
Consumer	—	517	517
Other	—	54	54
Unallocated	—	532	532
	$1,458	$4,589	$6,047

Loans:
Commercial	$—	$33,137	$33,137
Real estate construction	3,035	11,067	14,102
Real estate mortgage:
1-4 family residential	3,610	166,589	170,199
Multi-family residential	311	11,201	11,512
Non-farm & non-residential	4,183	109,257	113,440
Agricultural	8,045	61,761	69,806
Consumer	—	17,442	17,442
Other	—	337	337
	$19,184	$410,791	$429,975

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013 (in thousands):

					Year to Date	Year to Date
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	1,014	896	—	1,570	19	19
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	2,105	1,311	—	2,044	20	20
Agricultural	3,007	2,922	—	2,789	5	5
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	1,517	—
Real estate mortgage:
1-4 family residential	1,159	1,159	107	1,263	14	14
Multi-family residential	828	828	223	570	3	3
Non-farm & non-residential	2,201	2,201	230	2,188	20	20
Agricultural	4,776	4,776	444	5,082	50	50
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—
Total	$15,090	$14,093	$1,004	$17,023	$131	$131

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	640	—	—
Real estate mortgage:
1-4 family residential	2,272	2,243	—	1,322	75	75
Multi-family residential	—	—	—	41	—	—
Non-farm & non-residential	2,775	2,008	—	1,756	158	158
Agricultural	2,657	2,657	—	1,432	275	275
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	503	2,020	111	111
Real estate mortgage:
1-4 family residential	1,367	1,367	109	976	57	57
Multi-family residential	311	311	147	225	12	12
Non-farm & non-residential	2,175	2,175	150	1,189	104	104
Agricultural	5,388	5,388	549	4,024	252	252
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$19,980	$19,184	$1,458	$13,625	$1,044	$1,044

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 (in thousands):

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	1,326	—	—
Real estate mortgage:
1-4 family residential	435	30	30
Multi-family residential	—	—	—
Non-farm & non-residential	1,577	1	1
Agricultural	1,471	1	1
Consumer	—	3	3
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	3,035	—	—
Real estate mortgage:
1-4 family residential	1,539	—	—
Multi-family residential	207	—	—
Non-farm & non-residential	913	—	—
Agricultural	4,942	—	—
Consumer	—	—	—
Other	—	—	—
Total	$15,445	$35	$35

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31, 2012:

		Loans Past Due
		Over 90 Days	Accruing
As of March 31, 2013		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	689	—	—
Real estate mortgage:
1-4 family residential	1,108	499	502
Multi-family residential	311	—	—
Non-farm & non-residential	1,562	148	1,913
Agricultural	1,020	442	4,776
Consumer	56	11	—
Total	$4,746	$1,100	$7,191

		Loans Past Due
		Over 90 Days	Accruing
As of December 31, 2012		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$45	$—	$—
Real estate construction	3,035	—	—
Real estate mortgage:
1-4 family residential	1,065	373	505
Multi-family residential	311	—	—
Non-farm & non-residential	1,589	—	1,924
Agricultural	894	426	4,798
Consumer	85	42	—
Total	$7,024	$841	$7,227

Nonaccrual loans secured by real estate make up 99.0% of the total nonaccruals at March 31, 2013.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement.  Nonaccrual loans are loans for which payments in full of principal or interest is not expected or which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.  Other impaired loans may be loans showing signs of weakness or interruptions in cash flow, but ultimately are current or less than 90 days past due with respect to principal and interest and for which we anticipate full payment of principal and interest.

Additional factors considered by management in determining impairment and non-accrual status include payment status, collateral value, availability of current financial information, and the probability of collecting all contractual principal and interest payments.

During the first three months of 2013, $65 thousand in impaired loans were transferred to other real estate properties owned.  Additionally, $1.1 million in loan balances were charged off during the first three months of 2013. One loan totaling $578 thousand was primarily responsible for the increase in loan charge offs. At December 31, 2012, this loan was included in non-accural loans and classified as real estate construction.

The following tables present the aging of the recorded investment in past due and non-accrual loans as of March 31, 2013 and December 31, 2012 by class of loans:

	30–59	60–89	Loans Past Due		Total
As of March 31, 2013	Days	Days	Over 90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$5	$—	$—	$—	$5	$31,827
Real estate construction	225	—	—	689	914	9,859
Real estate mortgage:
1-4 family residential	1,907	159	499	1,108	3,673	170,472
Multi-family residential	137	—	—	311	448	11,698
Non-farm & non-residential	24	—	148	1,562	1,734	108,481
Agricultural	151	—	442	1,020	1,613	64,311
Consumer	53	18	11	56	138	16,894
Other	—	—	—	—	—	253

Total	$2,502	$177	$1,100	$4,746	$8,525	$413,795

	30–59	60–89	Loans Past Due		Total
As of December 31, 2012	Days	Days	Over 90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$16	$—	$—	$45	$61	$33,076
Real estate construction	—	—	—	3,035	3,035	11,067
Real estate mortgage:
1-4 family residential	2,282	652	373	1,065	4,372	165,827
Multi-family residential	—	—	—	311	311	11,201
Non-farm & non-residential	90	—	—	1,589	1,679	111,761
Agricultural	655	—	426	894	1,975	67,831
Consumer	171	21	42	85	319	17,123
Other	—	—	—	—	—	337

Total	$3,214	$673	$841	$7,024	$11,752	$418,223

Troubled Debt Restructurings:

The Company has allocated $641 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013.  The Company allocated $663 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2012.  The Company has not committed to lend additional amounts as of March 31, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings. There were no troubled debt restructuring for which there was a payment default within twelve months following the modification during the periods ending March 31, 2013 and 2012.

No loans were modified as troubled debt restructurings during the three months ending March 31, 2013 and March 31, 2012.

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

As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31,2013		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$30,088	$1,421	$322	$—
Real estate construction	4,200	6,573	—	—
Real estate mortgage:
1-4 family residential	155,258	11,654	7,149	85
Multi-family residential	9,471	1,797	878	—
Non-farm & non-residential	103,201	4,936	2,078	—
Agricultural	52,722	3,865	9,335	2

Total	$354,940	$30,246	$19,762	$87

As of December 31, 2012		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$31,419	$1,362	$350	$6
Real estate construction	4,394	6,674	3,035	—
Real estate mortgage:
1-4 family residential	149,104	12,242	8,827	26
Multi-family residential	9,305	1,812	394	—
Non-farm & non-residential	105,170	3,593	4,677	—
Agricultural	56,516	3,569	9,718	2

Total	$355,908	$29,252	$27,001	$34

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $67 thousand at March 31, 2013 and $127 thousand at December 31, 2012.

4.  REAL ESTATE OWNED

Activity in real estate owned was as follows:

	Three Months Ended
	2013	2012
	(in thousands)

Beginning of year	$4,168	$8,296
Additions	82	1,520
Sales	(28)	(447)
Additions to valuation allowance, net	—	4
Recovery from sale in valuation allowance	—	24

End of period	$4,222	$9,397

Activity in the valuation allowance was as follows:

	Three Months Ended
	2013	2012
	(in thousands)

Beginning of year	$1,668	$1,516
Additions charged to expense, net	—	(4)
Recovery from sale	—	(24)

End of period	$1,668	$1,488

Expenses related to foreclosed assets include:

	Three Months Ended
	2013	2012
	(in thousands)

Net loss (gain) on sales	$(5)	$30
Provision for unrealized losses, net	—	(4)
Operating expenses (receipts), net of rental income	67	333

End of period	$62	$359

5.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31
	2013	2012
	(in thousands)

Basic Earnings Per Share
Net Income	$1,709	$1,618
Weighted average common shares outstanding	2,703	2,708
Basic earnings per share	$0.63	$0.60
Diluted Earnings Per Share
Net Income	$1,709	$1,618
Weighted average common shares outstanding	2,703	2,708
Add dilutive effects of assumed vesting of stock grants	4	3
Weighted average common and dilutive potential common shares outstanding	2,707	2,711
Diluted earnings per share	$0.63	$0.60

Stock options for 19,500 shares of common stock for three months ended March 31, 2013 and 29,160 shares of common stock for the three months ended March 31, 2012 were excluded from diluted earnings per share because their impact was antidilutive.  Restricted stock grants of 16,667 shares of common stock for the three months ended March 31, 2013 and 666 shares of common stock for the three months ended March 31, 2012 were excluded from diluted earnings per share because their impact was antidilutive.

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

The combined summary of activity for 2013 in the expired Stock Option Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	28,460	$29.86
Granted	—	—
Forfeited or expired	(8,960)	26.31
Exercised	—	—
Outstanding, end of period	19,500	$31.51	20.7 months	$—

Vested and expected to vest	19,500	$31.51	20.7 months	$—

Exercisable, end of period	19,500	$31.51	20.7 months	$—

As of March 31, 2013, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under either Stock Option Plan.  Since both Stock Option Plans have expired, as of March 31, 2013 no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  We issued 6,065 shares during 2013 and 5,615 shares during 2012.  There were no shares forfeited during the first three months of 2013 and 2012.  As of March 31, 2013, the restricted stock grant plan allows for additional restricted stock share awards of up to 12,245 shares.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2013	14,739	$267,658	$18.16
Granted	6,065	112,203	18.50
Vested	(4,137)	(80,283)	19.41
Forfeited	—	—	—

Nonvested at March 31, 2013	16,667	$299,578	$17.97

As of March 31, 2013, there was $299,578 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  We issued 900 stock grants during the first three months of 2013 and no shares during 2012.  As of March 31, 2013, 149,100 shares are still available for issuance.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2013	—	$—	$—
Granted	900	20,880	23.20
Vested	—	—	—
Forfeited	—	—	—

Nonvested at March 31, 2013	900	$20,880	$23.20

As of March 31, 2013, there was $20,880 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

7.  OTHER BORROWINGS

Promissory note payable in the principal amount of $300,000 at March 31, 2013 and $500,000 at December 31, 2012, matures July 28, 2013, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the Bank. The loan agreement contains certain covenants and performance terms. The Company was in compliance with the covenants at March 31, 2013.

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

	Fair Value Measurements at March 31, 2013 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$74,566	$—	$74,566	$—
States and municipals	83,979	—	83,979	—
Mortgage-backed - residential	64,155	—	64,155	—
Equity securities	304	304	—	—
Total	$223,004	$304	$222,700	$—

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$48,831	$—	$48,831	$—
States and municipals	82,607	—	82,607	—
Mortgage-backed - residential	61,037	—	61,037	—
Equity securities	305	305	—	—
Total	$192,780	$305	$192,475	$—

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$—	$—	$—	$—
Real Estate Mortgage:
1-4 family residential	611	—	—	611
Multi-family residential	605	—	—	605
Non-farm & non-residential	179	—	—	179

Other real estate owned:
Residential	2,539	—	—	2,539

Loan servicing rights	409	—	—	409

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$2,535	$—	$—	$2,535
Real Estate Mortgage:
1-4 family residential	1,255	—	—	1,255
Multi-family residential	164	—	—	164
Non-farm & non-residential	2,025	—	—	2,025
Agricultural	4,839	—	—	4,839

Other real estate owned:
Residential	2,539	—	—	2,539
Loan servicing rights	529	—	—	529

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.4 million, which includes a valuation allowance of $363 thousand at March 31, 2013. The allowance for specific impaired loans decreased $454 thousand for the three months ending March 31, 2013.  The loan loss provision for the three months ending March 31, 2013 and March 31, 2012 for impaired loans is $46 thousand and $49 thousand.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $2.5 million, which is made up of the outstanding balance of $4.2 million, net of a valuation allowance of $1.7 million at March 31, 2013.  Net write-downs of other real estate owned properties totaled $0 for the three months ending March 31, 2013 and $4 thousand for the three months ending March 31, 2012.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $409 thousand, which is made up of the outstanding balance of $695 thousand, net of a valuation allowance of $286 thousand at March 31, 2013, resulting in a net write-down of $73 thousand for the three months ending March 31, 2013 and a recovery of prior write-downs of $63 thousand for the three months ending March 31, 2012.  At December 31, 2012, loan servicing rights were carried at their fair value of $529 thousand, which is made up of the outstanding balance of $743 thousand, net of a valuation allowance of $214 thousand at December 31, 2012.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

				Range
	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate mortgage:
1-4 family residential	611	sales comparison	adjustment for differences between the comparable sales	0%-99% (9%)
Multi-family residential	605	sales comparison	adjustment for differences between the comparable sales	0%-32% (22%)
Non-farm & non-residential	179	sales comparison	adjustment for differences between the comparable sales	0%-61% (13%)
Other real estate owned:
Residential	2,539	sales comparison	adjustment for differences between the comparable sales	1%-70% (10%)
		income approach	capitalization rate	8%-10% (8%)

Loan Servicing Rights	409	discounted cash flow	constant prepayment rates	3%-46% (18%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2013 and December 31, 2012 are as follows:

Fair Value Measurements at March 31, 2013 Using:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$15,513	$15,513	$—	$—	$15,513
Securities	223,004	304	222,700	—	223,004
Mortgage loans held for sale	134	—	136	—	136
Loans, net	416,697	—	—	416,365	416,365
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,846	—	1,337	2,509	3,846
Financial liabilities
Deposits	$594,353	$404,198	$192,629	$—	$596,827
Securities sold under agreements to repurchase and other borrowings	7,283	—	7,280	—	7,280
Federal Funds Purchased	1,479	1,479			1,479
FHLB advances	15,838	—	17,122	—	17,122
Subordinated Debentures	7,217	—	—	7,213	7,213
Interest payable	610	—	597	13	610

Fair Value Measurements at December 31, 2012 Using:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$31,764	$31,764	$—	$—	$31,764
Securities	192,780	305	192,475	—	192,780
Mortgage loans held for sale	486	—	500	—	500
Loans, net	423,928	—	—	422,920	422,920
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,946	—	1,138	2,808	3,946
Financial liabilities
Deposits	$590,425	$401,164	$191,732	$—	$592,896
Securities sold under agreements to repurchase and other borrowings	4,315	—	4,314	—	4,314
FHLB advances	17,449	—	18,806	—	18,806
Subordinated Debentures	7,217	—	—	7,261	7,261
Interest payable	610	—	601	9	610

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

9.                    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (1)  (unaudited) (in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	2013	2012

Beginning of year	$4,283	$3,770

Unrealized holding gains (losses) for the period, net of tax	(1,061)	(386)

Reclassification adjustment for:
Securities gains realized in income	(289)	(160)
Income tax	(98)	(55)
	(191)	(105)

Net current period other comprehensive income	(1,252)	(491)

End of period	$3,031	$3,279

(1)   All amounts are net of tax.  Amounts in parentheses include debits.

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

Summary

The Company recorded net income of $1.7 million, or $0.63 basic earnings and diluted earnings per share for the first three months ending March 31, 2013 compared to $1.6 million or $0.60 basic earnings and diluted earnings per share for the three month period ending March 31, 2012.  The first three months earnings reflect an increase of 5.6% compared to the same time period in 2012, largely due to an increase in the gain on sold mortgage loans of $148 thousand, an increase of $129 thousand in gains on sold securities and a decrease of $262 thousand in net repossession expense.  These positive changes to net income during 2013 were partially offset by a decrease of $50 thousand in service charges, a decrease of $139 thousand in loan service fee income and an increase of $209 thousand in employee salaries and benefits.

Return on average assets was 0.96% for the three months ended March 31, 2013 and March 31, 2012.  Return on average equity was 9.2% for the three month period ended March 31, 2013 and March 31, 2012.  Gross Loans decreased $7.7 million from $430.0 million on December 31, 2012 to $422.3 million on March 31, 2013.  The overall decrease is mostly attributed to a decrease of $3.8 million in agricultural loans, a decrease of $3.3 million in real estate construction loans, a decrease of $3.2 million in non-farm and non-residential loans and a decrease of $1.3 million in commercial loans.  Included in the decrease in agricultural loans is a decrease of $2.2 million in loans associated with the tobacco buyout program.  The decrease in these loans is attributed to contractual payments received on these loans during the first quarter of 2013.  Further, the decrease in real estate construction loans is mostly attributed to one loan customer whose loan had an outstanding balance of approximately $3.0 million at December 31, 2012 and a $0 balance at March 31, 2013.  The decrease in this loan balance is attributed to receiving payments of approximately $2.5 million and charging off $578 thousand.  Also, the decrease in non-farm and non-residential loans is largely attributed to one loan customer who paid off two loans early totaling approximately $1.8 million.  Increases in the loan portfolio from December 31, 2012 to March 31, 2013 included an increase of $3.9 million in 1-4 family residential loans and an increase of $634 thousand in multi-family residential loans.

Total deposits increased from $590.4 million on December 31, 2012 to $594.3 million on March 31 2013, an increase of $3.9 million.  Non-interest bearing demand deposit accounts increased $3.3 million from December 31, 2012 to March 31, 2013.  Time deposits $100 thousand and over increased $2.6 million and other interest bearing deposit accounts decreased $2.0 million.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $6.1 million for the three months ended March 31, 2013 compared to $6.1 million for the three months ended March 31, 2012, an increase of 0.4%.  The interest spread of 3.71% for the first three months of 2013 is down from 3.95% reported for the same period in 2012, a decrease of 24 basis points.  Rates have remained fairly low in the past year.  For the first three months ending March 31, 2013, the cost of total deposits was 0.40% compared to 0.49% for the same time period in 2012.  Increasing non-interest bearing deposit accounts and lower rates on certificates of deposit accounts have helped to lower the cost of deposits.

For the first three months, the yield on assets decreased from 4.66% in 2012 to 4.24% in 2013.  The yield on loans decreased 28 basis points in the first three months of 2013 compared to 2012 from 5.72% to 5.44%.  The yield on securities decreased 53 basis points in the first three months of 2013 compared to 2012 from 2.82% in 2012 to 2.29% in 2013.  The cost of liabilities decreased from 0.71% in 2012 to 0.53% in 2013.  Year to date average loans, excluding overdrafts, increased $15.1 million, or 3.7% from March 31, 2012 to March 31, 2013.  Loan interest income decreased $136 thousand for the first three months of 2013 compared to the first three months of 2012.  Year to date average total deposits increased from March 31, 2012 to March 31, 2013, up $47.9 million or 8.6%.  Year to date average interest bearing deposits increased $38 million, or 9.2%, from March 31, 2012 to March 31, 2013.  Deposit interest expense decreased $95 thousand for the first three months of 2013 compared to the same period in 2012.  Year to date average borrowings decreased $11.6 million, or 28.0% from March 31, 2012 to March 31, 2013.  The decrease is mostly attributed to paying off FHLB advances as they mature.  Interest expense on borrowed funds decreased $135 thousand for the first three months of 2013 compared to the same period in 2012.

The volume rate analysis for the three months ending March 31, 2013 that follows indicates that $2.1 million of the decrease in interest income is attributable to a decrease in interest rates, while the change in volume contributed to an increase of $1.9 million in interest income.

The average rate of the Company’s total outstanding deposits and borrowing liabilities decreased from 0.92% in 2012 to 0.68% in 2013.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $165 thousand in interest expense, while the change in volume was responsible for a $65 thousand decrease in interest expense.  As a result, the increase in net interest income for the first three months in 2013 is mostly attributed to increases in volume in the loan and security portfolios and paying down Federal Home Loan Bank advances.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2013.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	Three Months Ending
	2013 vs. 2012
	Increase	(Decrease) Due to	Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$1,004	$(1,140)	$(136)
Investment Securities	855	(925)	(70)
Other	(2)	2	—
Total Interest Income	1,857	(2,063)	(206)
INTEREST EXPENSE
Deposits
Demand	66	(57)	9
Savings	10	(6)	4
Negotiable Certificates of Deposit and Other Time Deposits	(24)	(84)	(108)
Securities sold under agreements to repurchase and other borrowings	40	(49)	(9)
Federal Home Loan
Bank advances	(157)	31	(126)
Total Interest Expense	(65)	(165)	(230)
Net Interest Income	$1,922	$(1,898)	$24

Non-Interest Income

Non-interest income increased $107 thousand for the three months ended March 31, 2013, compared to the same period in 2012, to $2.6 million.  The increase was due primarily to an increase of $148 thousand in gains recognized on sold mortgage loans and an increase of $129 thousand in gains recognized on sold securities.  Decreases to non-interest income for the first three months of 2013 compared to the first three months of 2012 included a decrease of $139 thousand in loan service fee income and a decrease of $50 thousand in service charges.

The gain on the sale of mortgage loans increased from $478 thousand in the first three months of 2012 to $626 thousand during the first three months of 2013, an increase of $148 thousand.  The volume of loans originated to sell during the first three months of 2013 decreased $121 thousand compared to the same time period in 2012.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization expense, was $(52) thousand for the three months ending March 31, 2013 compared to $87 thousand for the three months ending March 31, 2012 a decrease of $139 thousand.  During the first three months of 2013, the carrying value of the mortgage servicing right was written down a net amount of $73 thousand, as the fair value of this asset decreased.  For the three months ending March 31, 2012, the carrying value of the mortgage servicing right had a positive valuation adjustment in the amount of $63 thousand.

Non-Interest Expense

Total non-interest expenses decreased $32 thousand for the three month period ended March 31, 2013 compared to the same period in 2012.

For the comparable three month periods, salaries and benefits increased $209 thousand, an increase of 6.4%.  The increase is attributed largely to additional employees being hired throughout 2012 and 2013 and normal pay increases at the beginning of 2013.  The number of full time equivalent employees at March 31, 2013 was 205 compared to 199 one year ago.

Occupancy expenses increased $9 thousand to $718 thousand for the first three months of 2013 compared to the same time period in 2012.

Legal and professional fees decreased $47 thousand for the first three months ended March 31, 2013 compared to the same time period in 2012.  Repossession expenses decreased $262 thousand for the first three months ending March 31, 2013 compared to the same time period in 2012.  Repossession expenses are reported net of rental income earned on the repossessed properties.  Repossession expenses were lower in the first three months of 2013 when compared to the same time period in 2012 due to the Company selling many of the properties included in other real estate owned at March 31, 2012 throughout the remainder of 2012.  FDIC insurance expense decreased $88 thousand for the three months ending March 31, 2013 compared to the same time period in 2012.  The decrease is mostly attributed to a change in the calculation the FDIC uses to assess insurance premiums.

Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 19.0% compared to 16.9% in 2012.  These rates are less than the statutory rate as a result of the tax-free securities and loans and tax credits generated by certain investments held by the Company.  The rates for 2013 are higher due to the higher level of income for 2012.  Tax-exempt interest income decreased $61 thousand for the first three months of 2013 compared to the first three months of 2012.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the three months ended March 31, 2013, the Company averaged $77.2 million in tax free securities and $21.2 million in tax free loans.  As of March 31, 2013, the weighted average remaining maturity for the tax free securities is 137 months, while the weighted average remaining maturity for the tax free loans is 157 months.

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

Cash and cash equivalents were $15.5 million as of March 31, 2013 compared to $31.8 million at December 31, 2012.  The decrease in cash and cash equivalents is attributed to a decrease of $16.2 million in cash and due from banks.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $223.0 million at March 31, 2013 compared to $192.8 million at December 31, 2012.  The available for sale securities are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first three months of 2013, deposits increased $3.9 million. The Company’s investment portfolio increased $30.2 million and the Company’s loan portfolio decreased $7.7 million.  The borrowed funds the Company have with the FHLB decreased $1.6 million.  Federal Funds purchased increased $1.5 million from $0 at December 31, 2012 to $1.5 million at March 31, 2013.

The Company has a $300 thousand promissory note payable that matures July 28, 2013, and has principal due at maturity and interest payable quarterly at prime, and is secured by 100% of the common stock of the Bank.  The loan agreement contains certain covenants and performance terms.  The Bank was in compliance with the non-performing asset covenant at March 31, 2013.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as FHLB advances, may be used.  We rely on FHLB advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of March 31, 2013, we have sufficient collateral to borrow an additional $85 million from the FHLB.  In addition, as of March 31, 2013, $18 million is available in overnight borrowing through various correspondent banks and the Company has access to $249 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of March 31, 2013 and December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2013
Consolidated

Total Capital (to Risk-Weighted Assets)	$70,039	15.0%	$37,254	8%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	64,326	13.8	18,627	4	N/A	N/A
Tier I Capital (to Average Assets)	64,326	9.3	27,826	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$69,351	14.9%	$37,252	8%	$46,566	10%
Tier I Capital (to Risk-Weighted Assets)	63,638	13.7	18,626	4	27,939	6
Tier I Capital (to Average Assets)	63,638	9.2	27,817	4	34,771	5

December 31, 2012
Consolidated
Total Capital (to Risk-Weighted Assets)	$67,956	14.5%	$37,385	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	62,095	13.3	18,692	4	N/A	N/A
Tier I Capital (to Average Assets)	62,095	9.2	27,050	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$67,522	14.5%	$37,383	8%	$46,729	10%
Tier I Capital (to Risk-Weighted Assets)	61,661	13.2	18,692	4	28,037	6
Tier I Capital (to Average Assets)	61,661	9.1	27,040	4	33,800	5

Non-Performing Assets

As of March 31, 2013, our non-performing assets totaled $17.3 million or 2.44% of assets compared to $19.3 million or 2.75% of assets at December 31, 2012 (See table below.)  The Company experienced a decrease of $2.3 million in non-accrual loans from December 31, 2012 to March 31, 2013.  As of March 31, 2013, non-accrual loans include $1.6 million in loans secured by non-farm and non-residential properties, $1.1 million in loans secured by 1-4 family properties, $1.0 million in loans secured by agricultural properties, $689 thousand in loans secured by real estate construction properties, $311 thousand in loans secured by multi-family residential properties and $56 thousand in consumer loans.   Real estate loans composed 99.0% of the non-performing loans as of March 31, 2013 and 97.7% as of December 31, 2012.  Forgone interest income on non-accrual loans totaled $116 thousand for the first three months of 2013 compared to forgone interest of $53 thousand for the same time period in 2012.  Accruing loans that are contractually 90 days or more past due as of March 31, 2013 totaled $1.1 million compared to $841 thousand at December 31, 2012, an increase of $259 thousand.  The total nonperforming and restructured loans decreased $2.1 million from December 31, 2012 to March 31, 2013, resulting in a decrease in the ratio of nonperforming loans to loans of 42 basis points to 3.09%.  In addition, the amount the Company has booked as “Other Real Estate” increased $54 thousand from December 31, 2012 to March 31, 2013.  As of March 31, 2013, the amount recorded as “Other Real Estate” totaled $4.2 million compared to $4.2 million at December 31, 2012.  During the first three months of 2013, $82 thousand was added to Other Real Estate properties while $28 thousand in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and Other Real Estate Owned increased from 31% at December 31, 2012 to 33% at March 31, 2013.

Nonperforming Assets

	3/31/13	12/31/12
	(in thousands)

Non-accrual Loans	$4,746	$7,024
Accruing Loans which are Contractually past due 90 days or more	1,100	841
Troubled Debt Restructurings	7,191	7,227
Total Nonperforming Loans	13,037	15,092
Other Real Estate	4,222	4,168
Total Nonperforming Loans and Other Real Estate	$17,259	$19,260
Nonperforming Loans as a Percentage of Loans	3.09%	3.51%
Nonperforming Loans and Other Real Estate as a Percentage of Total Assets	2.44%	2.75%
Allowance as a Percentage of Period-end Loans	1.33%	1.41%
Allowance as a Percentage of Non-performing Loans and Other Real Estate	33%	31%

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

Provision for Loan Losses

The loan loss provision for the first three months was $450 thousand for 2013 and 2012.  Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions.  The average loss rates are reviewed for trends in the analysis, as well as comparisons to peer group loss rates.  Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type.  Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types.  As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Nonperforming loans and restructured loans decreased $2.1 million since December 31, 2012 to $13.0 million as of March 31, 2013.  Other real estate owned increased $54 thousand over this same time period.  Additions to Other real estate totaled $82 thousand while sales totaled $28 thousand.

The March 31, 2013 unallocated allowance of $556 thousand increased slightly from the December 31, 2012 balance of $532 thousand.

Net charge-offs for the three month period ended March 31, 2013 were $874 thousand compared to net charge-offs of $298 thousand for the same period in 2012.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Three Months Ended March 31
	(in thousands)
	2013	2012

Balance at Beginning of Period	$6,047	$5,842
Amounts Charged-off:
Commercial	6	—
Real Estate Construction	578	—
1-4 family residential	125	144
Multi-family residential	—	—
Non-farm & non-residential	—	—
Agricultural	86	15
Consumer and other	285	274
Total Charged-off Loans	1,080	433
Recoveries on Amounts
Previously Charged-off:
Commercial	28	—
Real Estate Construction	5	—
1-4 family residential	26	4
Multi-family residential	—	1
Non-farm & non-residential	8	—
Agricultural	2	2
Consumer and other	137	128
Total Recoveries	206	135
Net Charge-offs	874	298
Provision for Loan Losses	450	450
Balance at End of Period	5,623	5,994
Loans
Average	426,333	410,801
At March 31	422,320	412,454
As a Percentage of Average Loans:
Net Charge-offs for the period	0.21%	0.07%
Provision for Loan Losses for the period	0.11%	0.11%
Allowance as a Multiple of
Net Charge-offs (annualized)	1.6	5.0

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

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations.  We have no market risk sensitive instruments held for trading purposes. Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of March 31, 2013, the projected percentage changes, with the exception of interest rates decreasing 100 basis points, are within limits approved by our Board of Directors (“Board”).  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  This period’s volatility is slightly higher in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of March 31, 2013 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (4/13 - 3/14)
Net interest income	$22,772	$23,436	$24,450	$24,903	$25,049
Net interest income dollar change	(1,678)	(1,014)	N/A	453	598
Net interest income percentage change	-6.9%	-4.1%	N/A	1.9%	2.4%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of March 31, 2012 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (4/12 - 3/13)
Net interest income	$24,702	$25,441	$25,999	$25,951	$26,034
Net interest income dollar change	(1,297)	(558)	N/A	(49)	35
Net interest income percentage change	-5.0%	-2.1%	N/A	-0.3%	0.1%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from March 31, 2013, year one reflected a decline in net interest income of 4.1% with a 100 basis point decline compared to the 2.1% decline in 2012.  The 100 basis point increase in rates reflected a 1.9% increase in net interest income in 2013 compared to a decrease of 0.3% in 2012.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the March 31, 2013 balance sheet, a 100 basis point increase in rates results in a 0.5% decrease in EVE.  A 100 basis point decrease in rates results in a 7.6% decrease in EVE.  These are within the Board approved limits.

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

Part II — Other Information

Item 1.                                 Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

1/1/13 – 1/31/13	1,000	$21.05	1,000	95,742 shares

2/1/13 – 2/28/13	830	20.94	830	94,912 shares

3/1/13 – 3/31/13	—	—	—	94,912 shares

Total	—	—	—	94,912 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through March 31, 2013, 305,088 shares have been purchased.

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

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012 and (v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	5/15/13	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	5/15/13	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer