Form 10-Q
period 2013-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2013-08-14
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of Common Stock outstanding as of July 31,2013:  2,722,576.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	6/30/2013	12/31/2012
Assets
Cash and due from banks	$14,230	$31,580
Federal funds sold	76	184
Cash and cash equivalents	14,306	31,764
Securities available for sale	196,436	192,780
Mortgage loans held for sale	419	486
Loans	452,245	429,975
Allowance for loan losses	(5,498)	(6,047)
Net loans	446,747	423,928
Federal Home Loan Bank stock	6,731	6,731
Real estate owned, net	3,788	4,168
Bank premises and equipment, net	16,986	16,768
Interest receivable	3,573	3,946
Mortgage servicing rights	1,191	1,152
Goodwill	13,117	13,117
Other intangible assets	418	532
Other assets	5,443	5,638
Total assets	$709,155	$701,010

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$147,212	$144,575
Time deposits, $100,000 and over	95,370	91,948
Other interest bearing	333,162	353,902
Total deposits	575,744	590,425
Repurchase agreements and other borrowings	12,732	4,315
Federal Funds Purchased	8,321	—
Federal Home Loan Bank advances	29,658	17,449
Subordinated debentures	7,217	7,217
Interest payable	688	610
Other liabilities	4,615	6,986
Total liabilities	638,975	627,002
Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,722,764 and 2,719,694 shares issued and outstanding on June 30, 2013 and December 31, 2012	12,559	12,529
Retained earnings	59,314	57,196
Accumulated other comprehensive income/(loss)	(1,693)	4,283
Total stockholders’ equity	70,180	74,008
Total liabilities & stockholders’ equity	$709,155	$701,010

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Loss)  (unaudited)

(in thousands, except per share amounts)

	Six Months Ending
	6/30/2013	6/30/2012
INTEREST INCOME:
Loans, including fees	$11,279	$11,859
Securities
Taxable	1,006	924
Tax exempt	1,349	1,536
Other	159	164
Total interest income	13,793	14,483
INTEREST EXPENSE:
Deposits	1,162	1,322
Repurchase agreements and other borrowings	31	25
Federal Home Loan Bank advances	330	544
Subordinated debentures	115	123
Total interest expense	1,638	2,014
Net interest income	12,155	12,469
Loan loss provision	600	1,000
Net interest income after provision	11,555	11,469
NON-INTEREST INCOME:
Service charges	2,108	2,283
Loan service fee income, net	(36)	83
Trust department income	360	344
Securities available for sale gains	774	271
Gain on sale of mortgage loans	1,140	848
Brokerage income	177	121
Debit card interchange income	953	927
Other	(46)	101
Total other income	5,430	4,978
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,778	6,153
Occupancy expenses	1,547	1,486
Repossession expenses, net	35	520
FDIC insurance	262	286
Legal and professional fees	390	372
Data processing	688	610
Debit card expenses	468	421
Amortization	114	117
Advertising and marketing	376	352
Taxes other than payroll, property and income	447	428
Telephone	110	158
Postage	147	148
Loan fees	246	211
Other	1,013	1,031
Total other expenses	12,621	12,293
Income before taxes	4,364	4,154
Income taxes	870	758
Net income	$3,494	$3,396
Other Comprehensive Income (loss), net of tax:
Change in Unrealized Gains on Securities	(5,976)	1,277
Comprehensive Income (Loss)	$(2,482)	$4,673

Earnings per share
Basic	$1.29	$1.25
Diluted	1.29	1.25

Dividends per share	0.48	0.46

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Loss)  (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	6/30/2013	6/30/2012
INTEREST INCOME:
Loans, including fees	$5,553	$5,997
Securities
Taxable	527	475
Tax exempt	681	768
Other	76	81
Total interest income	6,837	7,321
INTEREST EXPENSE:
Deposits	572	637
Repurchase agreements and other borrowings	24	12
Federal Home Loan Bank advances	164	252
Subordinated debentures	56	61
Total interest expense	816	962
Net interest income	6,021	6,359
Loan loss provision	150	550
Net interest income after provision	5,871	5,809
NON-INTEREST INCOME:
Service charges	1,088	1,213
Loan service fee income, net	16	(4)
Trust department income	183	188
Securities available for sale gains	485	111
Gain on sale of mortgage loans	514	370
Brokerage income	109	70
Debit card interchange income	505	482
Other	(73)	52
Total other income	2,827	2,482
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,488	3,072
Occupancy expenses	829	777
Repossession expenses, net	(32)	191
FDIC Insurance	130	145
Legal and professional fees	237	172
Data processing	340	295
Debit card expenses	245	221
Amortization	57	59
Advertising and marketing	192	176
Taxes other than payroll, property and income	222	214
Telephone	43	84
Postage	72	75
Loan fees	123	94
Other	499	510
Total other expenses	6,445	6,085
Income before taxes	2,253	2,206
Income taxes	468	428
Net income	$1,785	$1,778
Other Comprehensive Income (loss), net of tax:
Change in Unrealized Gains on Securities	(4,724)	1,768
Comprehensive Income (Loss)	$(2,939)	$3,546

Earnings per share
Basic	$0.66	$0.65
Diluted	0.66	0.65

Dividends per share	0.24	0.23

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share information)

				Accumulated Other	Total
	—Common Stock(1)—		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity

Balances, January 1, 2013	2,719,694	$12,529	$57,196	$4,283	$74,008

Common stock issued, including tax benefit, net	6,900	—	—	—	—

Stock based compensation expense	—	48	—	—	48

Common stock purchased and retired	(3,830)	(18)	(69)	—	(87)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	(5,976)	(5,976)

Net income	—	—	3,494	—	3,494

Dividends declared - $0.48 per share	—	—	(1,307)	—	(1,307)

Balances, June 30, 2013	2,722,764	$12,559	$59,314	$(1,693)	$70,180

(1)Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended
	6/30/2013	6/30/2012
Cash Flows From Operating Activities
Net Income	$3,494	$3,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	945	827
Securities amortization (accretion), net	565	654
Stock based compensation expense	48	46
Provision for loan losses	600	1,000
Securities gains, net	(774)	(271)
Originations of loans held for sale	(34,329)	(28,707)
Proceeds from sale of loans	35,536	30,087
Losses (gains) on sale of fixed assets	105	14
Losses (gains) on other real estate	(30)	69
Gain on sale of mortgage loans	(1,140)	(848)
Changes in:
Interest receivable	373	364
Write-downs of other real estate, net	(10)	19
Other assets	(185)	(268)
Interest payable	78	(231)
Other liabilities	708	303
Net cash from operating activities	5,984	6,454
Cash Flows From Investing Activities
Purchases of securities	(55,086)	(44,891)
Proceeds from principal payments, sales, maturities and calls of securities	42,583	41,900
Net change in loans	(23,668)	(12,186)
Purchases of bank premises and equipment	(897)	(627)
Purchase of other real estate	—	17
Proceeds from the sale of other real estate	754	1,349
Net cash from investing activities	(36,314)	(14,438)
Cash Flows From Financing Activities:
Net change in deposits	(14,681)	207
Net change in repurchase agreements and other borrowings	17,238	4,160
Advances from Federal Home Loan Bank	49,200	25,000
Payments on Federal Home Loan Bank advances	(36,991)	(22,019)
Payments on note payable	(500)	(400)
Proceeds from issuance of common stock	—	1
Purchase of common stock	(87)	(56)
Dividends paid	(1,307)	(1,252)
Net cash from financing activities	12,872	5,641
Net change in cash and cash equivalents	(17,458)	(2,343)
Cash and cash equivalents at beginning of period	31,764	17,657
Cash and cash equivalents at end of period	$14,306	$15,314

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$1,560	$2,245
Income taxes	975	300
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$248	$1,689

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented as of any date other than December 31 has been prepared from the Company’s books and records without audit.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted.  There have been no significant changes to the Company’s accounting and reporting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Nature of Operations:  The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Rowan, Scott, Woodford and adjoining counties in Kentucky.  Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives.  As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The Company, a bank holding company, is regulated by the Federal Reserve.

Estimates in the Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the financial statements.  The allowance for loan losses, loss contingencies, mortgage servicing rights, real estate owned, goodwill and fair value of financial instruments are particularly subject to change.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  The Company terminated the Kentucky Bancshares, Inc. Retirement Plan and Trust (the “Plan”) in a standard termination, with a termination date of December 31, 2008.  Prior to such termination, the Pension Protection Act of 2006 (“PPA”) had amended Internal Revenue Code (“IRC”) Section 417(e)(3) in part by changing the definition of “applicable interest rate” in a manner that in most cases (when combined with other changes to IRC Section 417(e)(3)) would result in a decrease in the value of a participant’s or beneficiary’s plan benefits under pension plans such as the Company’s Plan with the new definition applicable (for most plans, including the Plan) to lump sums with annuity starting dates in or after the 2008 plan year.  The Plan had determined in mid-2008 to comply with IRC Section 417(e)(3), as amended by PPA, by using  the assumptions governing minimum lump sums (the “PPA Minimum Methodology”), rather than by using the pre-PPA minimum lump sum assumptions, and operated the Plan in compliance with that decision.  The Plan paid two lump sum payments to participants in July and December of 2008, prior to the termination of the Plan, and determined the value of those participants’ benefits using the PPA Minimum Methodology.  As permitted by the IRC, the Plan was amended on February 24, 2009 (after the termination of the Plan on December 31, 2008) to formalize that decision in accordance with Section 1107 of PPA.

Section 4041.8(a) of the Pension Benefit Guaranty Corporation (“PBGC”) regulations generally provides that “a participant’s or beneficiary’s plan benefits are determined under the plan’s provisions in effect on the plan’s termination date.”  The regulations further provide that an amendment adopted after the plan’s termination date is taken into account with respect to a participant’s or beneficiary’s plan benefits to the extent the amendment does not decrease the value of the participant’s or beneficiary’s plan benefits under the plan’s provisions in effect on the termination date; however, the regulations, at Section 4041.8(c)(1), also provide that an amendment shall not be treated as decreasing the value of a participant’s or beneficiary’s plan benefits to the extent “the decrease  is necessary to meet a qualification requirement under Section 401 of the IRC.”

The Internal Revenue Service issued a favorable determination as to the Plan termination in July 2010.  Subsequent to Plan termination and distributions to Plan participants, the Plan was selected for audit by the PBGC.  The PBGC has asserted that the February, 2009 amendment to the Plan violated PBGC Regulation Section 4041.8(a) because the amendment served to lower benefits to Plan beneficiaries, and the PBGC has filed a Complaint in United States District Court (Eastern District of Kentucky) (the “Litigation”) to require the Company to make additional distributions to Plan beneficiaries.  A preliminary estimate provided by the Plan actuary indicates the potential exposure related to this matter (were the PBGC to prevail) is $1.3 million, plus another $200 thousand in estimated interest.  The Company believes it has meritorious defenses and intends to vigorously defend its position in the Litigation.  As such, the Company does not believe a loss is probable and has not recorded a liability relating to the PBGC assertion in the Litigation.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period net income or stockholders’ equity.

Adoption of New Accounting Standards

FASB ASC 220 — In February 2013, the Financial Accounting Standards Board (“FASB”) issued an update (ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. This update became effective for the Company for interim and annual periods beginning after December 15, 2012 and did not have a material impact on the consolidated financial statements.

2.              SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES

Period-end securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Available for Sale

June 30, 2013
U.S. government agencies	$69,362	$13	$(2,852)	$66,523
States and political subdivisions	78,886	2,724	(1,182)	80,428
Mortgage-backed - residential	50,484	209	(1,502)	49,191
Equity securities	270	24	—	294
Total	$199,002	$2,970	$(5,536)	$196,436

December 31, 2012
U.S. government agencies	$48,730	$122	$(21)	$48,831
States and political subdivisions	77,867	4,887	(147)	82,607
Mortgage-backed - residential	59,424	1,635	(22)	61,037
Equity securities	270	35	—	305
Total	$186,291	$6,679	$(190)	$192,780

The amortized cost and fair value of securities at June 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$500	$500
Due after one year through five years	8,239	8,239
Due after five years through ten years	70,932	69,731
Due after ten years	68,577	68,481
	148,248	146,951
Mortgage-backed - residential	50,484	49,191
Equity	270	294

Total	$199,002	$196,436

Proceeds from sales of securities during the first six months of 2013 and 2012 were $27.2 million and $16.3 million.  Gross gains of $774 thousand and $271 thousand and no gross losses were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $263 thousand and $92 thousand, respectively.

Proceeds from sales of securities during the three months ending June 30, 2013 and June 30, 2012 were $16.7 million and $14.4 million.  Gross gains of $485 thousand and $111 thousand and no gross losses were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $165 thousand and $38 thousand, respectively.

Securities with unrealized losses at June 30, 2013 and at December 31, 2012 not recognized in income are as follows:

June 30, 2013

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$63,402	$(2,852)	$—	$—	$63,402	$(2,852)
States and municipals	21,019	(1,182)	—	—	21,019	(1,182)
Mortgage-backed - residential	41,381	(1,502)	—	—	41,381	(1,502)

Total temporarily impaired	$125,802	$(5,536)	$—	$—	$125,802	$(5,536)

December 31, 2012

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$11,979	$(21)	$—	$—	$11,979	$(21)
States and municipals	7,519	(147)	—	—	7,519	(147)
Mortgage-backed - residential	5,773	(22)	—	—	5,773	(22)

Total temporarily impaired	$25,271	$(190)	$—	$—	$25,271	$(190)

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

3. LOANS

Loans at period-end are as follows:

(in thousands)	6/30/13	12/31/12

Commercial	$36,615	$33,137
Real estate construction	9,328	14,102
Real estate mortgage:
1-4 family residential	184,135	170,199
Multi-family residential	15,147	11,512
Non-farm & non-residential	120,201	113,440
Agricultural	68,859	69,806
Consumer	17,382	17,442
Other	578	337
Total	$452,245	$429,975

Activity in the allowance for loan losses for the six and three month periods indicated was as follows:

	Six Months Ended June 30,2013
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$150	$11	$28	$(16)	$151
Real estate Construction	918	578	21	12	373
Real estate mortgage:
1-4 family residential	1,989	141	56	80	1,984
Multi-family residential	414	161	39	189	481
Non-farm & non-residential	628	—	18	31	677
Agricultural	845	86	3	(101)	661
Consumer	517	252	18	265	548
Other	54	309	206	141	92
Unallocated	532	—	—	(1)	531
	$6,047	$1,538	$389	$600	$5,498

	Three Months Ended June 30,2013
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$135	$5	$—	$21	$151
Real estate Construction	497	—	16	(140)	373
Real estate mortgage:
1-4 family residential	1,974	16	30	(4)	1,984
Multi-family residential	493	161	39	110	481
Non-farm & non-residential	611	—	10	56	677
Agricultural	747	—	1	(87)	661
Consumer	511	104	7	134	548
Other	99	172	80	85	92
Unallocated	556	—	—	(25)	531
	$5,623	$458	$183	$150	$5,498

Activity in the allowance for loan losses for the six and three month periods indicated was as follows:

	Six Months Ended June 30,2012
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$192	$—	$—	$6	$198
Real estate Construction	1,008	73	—	(171)	764
Real estate mortgage:
1-4 family residential	2,257	612	8	561	2,214
Multi-family residential	336	52	1	(11)	274
Non-farm & non-residential	410	64	—	352	698
Agricultural	721	15	4	81	791
Consumer	524	213	25	199	535
Other	50	254	192	49	37
Unallocated	344	—	—	(66)	278
	$5,842	$1,283	$230	$1,000	$5,789

	Three Months Ended June 30,2012
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$206	$—	$—	$(8)	$198
Real estate Construction	1,015	73	—	(178)	764
Real estate mortgage:
1-4 family residential	2,380	468	4	298	2,214
Multi-family residential	318	52	—	8	274
Non-farm & non-residential	425	64	—	337	698
Agricultural	812	—	2	(23)	791
Consumer	526	85	19	75	535
Other	25	108	70	50	37
Unallocated	287	—	—	(9)	278
	$5,994	$850	$95	$550	$5,789

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.4 million as of June 30,2013 and $2.8 million at December 31, 2012) in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31 2012:

	Individually	Collectively
As of June 30,2013	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total

Allowance for Loan Losses:
Commercial	$—	$151	$151
Real estate construction	—	373	373
Real estate mortgage:
1-4 family residential	103	1,881	1,984
Multi-family residential	76	405	481
Non-farm & non-residential	280	397	677
Agricultural	388	273	661
Consumer	—	548	548
Other	—	92	92
Unallocated	—	531	531
	$847	$4,651	$5,498

Loans:
Commercial	$—	$36,615	$36,615
Real estate construction	—	9,328	9,328
Real estate mortgage:
1-4 family residential	2,047	182,088	184,135
Multi-family residential	511	14,636	15,147
Non-farm & non-residential	3,459	116,742	120,201
Agricultural	7,498	61,361	68,859
Consumer	—	17,382	17,382
Other	—	578	578
	$13,515	$438,730	$452,245

	Individually	Collectively
As of December 31, 2012	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total

Allowance for Loan Losses:
Commercial	$—	$150	$150
Real estate construction	503	415	918
Real estate mortgage:
1-4 family residential	109	1,880	1,989
Multi-family residential	147	267	414
Non-farm & non-residential	150	478	628
Agricultural	549	296	845
Consumer	—	517	517
Other	—	54	54
Unallocated	—	532	532
	$1,458	$4,589	$6,047
Loans:
Commercial	$—	$33,137	$33,137
Real estate construction	3,035	11,067	14,102
Real estate mortgage:
1-4 family residential	3,610	166,589	170,199
Multi-family residential	311	11,201	11,512
Non-farm & non-residential	4,183	109,257	113,440
Agricultural	8,045	61,761	69,806
Consumer	—	17,442	17,442
Other	—	337	337
	$19,184	$410,791	$429,975

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013

					Year to Date	Year to Date
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(in thousands):	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	1,253	1,173	—	1,411	21	21
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	1,625	818	—	1,371	40	40
Agricultural	2,873	2,787	—	2,760	9	9
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	1,012	—	—
Real estate mortgage:
1-4 family residential	874	874	103	1,160	21	21
Multi-family residential	511	511	76	550	3	3
Non-farm & non-residential	2,641	2,641	280	2,347	40	40
Agricultural	4,711	4,711	388	4,987	57	57
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—
Total	$14,488	$13,515	$847	$15,598	$191	$191

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(in thousands):	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	640	—	—
Real estate mortgage:
1-4 family residential	2,272	2,243	—	1,322	75	75
Multi-family residential	—	—	—	41	—	—
Non-farm & non-residential	2,775	2,008	—	1,756	158	158
Agricultural	2,657	2,657	—	1,432	275	275
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	503	2,020	111	111
Real estate mortgage:
1-4 family residential	1,367	1,367	109	976	57	57
Multi-family residential	311	311	147	225	12	12
Non-farm & non-residential	2,175	2,175	150	1,189	104	104
Agricultural	5,388	5,388	549	4,024	252	252
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$19,980	$19,184	$1,458	$13,625	$1,044	$1,044

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012

	Six Months Ending June 30, 2012
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	1,067	37	37
Real estate mortgage:
1-4 family residential	1,447	57	57
Multi-family residential	69	—	—
Non-farm & non-residential	2,002	1	1
Agricultural	1,501	8	8
Consumer	—	3	3
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	2,354	—	—
Real estate mortgage:
1-4 family residential	1,181	—	—
Multi-family residential	271	—	—
Non-farm & non-residential	1,512	—	—
Agricultural	4,910	—	—
Consumer	—	—	—
Other	—	—	—
Total	$16,314	$106	$106

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans for the three months ending June 30, 2013 and June 30, 2012

(in thousands):

	Three Months Ending June 30, 2013
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,035	2	2
Multi-family residential	—	—	—
Non-farm & non-residential	1,065	20	20
Agricultural	2,854	3	3
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,016	7	7
Multi-family residential	669	1	1
Non-farm & non-residential	2,421	20	20
Agricultural	4,744	7	7
Consumer	—	—	—
Other	—	—	—
Total	$13,804	$60	$60

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

	Three Months Ending June 30, 2012
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	109	37	37
Real estate mortgage:
1-4 family residential	1,875	27	27
Multi-family residential	77	—	—
Non-farm & non-residential	2,214	—	—
Agricultural	1,515	7	7
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	3,035	—	—
Real estate mortgage:
1-4 family residential	1,130	—	—
Multi-family residential	329	—	—
Non-farm & non-residential	1,723	—	—
Agricultural	4,894	—	—
Consumer	—	—	—
Other	—	—	—
Total	$16,901	$71	$71

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of June 30, 2013 and December 31, 2012:

		Loans Past Due
		Over 90 Days	Accruing
As of June 30, 2013		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$—	$12	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	831	581	499
Multi-family residential	511	—	—
Non-farm & non-residential	1,521	25	1,901
Agricultural	988	217	4,712
Consumer	32	21	—

Total	$3,883	$856	$7,112

		Loans Past Due
		Over 90 Days	Accruing
As of December 31, 2012		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$45	$—	$—
Real estate construction	3,035	—	—
Real estate mortgage:
1-4 family residential	1,065	373	505
Multi-family residential	311	—	—
Non-farm & non-residential	1,589	—	1,924
Agricultural	894	426	4,798
Consumer	85	42	—

Total	$7,024	$841	$7,227

Nonaccrual loans secured by real estate make up 99.0% of the total nonaccruals at June 30, 2013.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement.  Nonaccrual loans are loans for which payments in full of principal or interest is not expected or which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.  Other impaired loans may be loans showing signs of weakness or interruptions in cash flow, but ultimately are current or less than 90 days past due with respect to principal and interest and for which we anticipate full payment of principal and interest but not in accordance with contractual terms.

Additional factors considered by management in determining impairment and non-accrual status include payment status, collateral value, availability of current financial information, and the probability of collecting all contractual principal and interest payments.

During the first six months of 2013, $238 thousand in impaired loans were transferred to other real estate properties owned.  Additionally, $1.5 million in loan balances were charged off during the first six months of 2013.  One loan totaling $578 thousand was primarily responsible for the increase in loan charge offs.  At December 31, 2012, this loan was included in non-accrual loans and classified as real estate construction.

The following tables present the aging of the recorded investment in past due and non-accrual loans as of June 30, 2013 and December 31, 2012 by class of loans:

	30-59	60-89	Loans Past Due		Total
As of June 30, 2013	Days	Days	Over 90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$302	$10	$12	$—	$324	$36,291
Real estate construction	—	—	—	—	—	9,328
Real estate mortgage:
1-4 family residential	1,629	454	581	831	3,495	180,640
Multi-family residential	136	—	—	511	647	14,500
Non-farm & non-residential	—	—	25	1,521	1,546	118,655
Agricultural	474	—	217	988	1,679	67,180
Consumer	211	15	21	32	279	17,103
Other	—	—	—	—	—	578

Total	$2,752	$479	$856	$3,883	$7,970	$444,275

	30-59	60-89	Loans Past Due		Total
As of December 31, 2012	Days	Days	Over 90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$16	$—	$—	$45	$61	$33,076
Real estate construction	—	—	—	3,035	3,035	11,067
Real estate mortgage:
1-4 family residential	2,282	652	373	1,065	4,372	165,827
Multi-family residential	—	—	—	311	311	11,201
Non-farm & non-residential	90	—	—	1,589	1,679	111,761
Agricultural	655	—	426	894	1,975	67,831
Consumer	171	21	42	85	319	17,123
Other	—	—	—	—	—	337

Total	$3,214	$673	$841	$7,024	$11,752	$418,223

Troubled Debt Restructurings:

The Company has allocated $577 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013.  The Company allocated $663 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2012.  The Company has not committed to lend additional amounts as of June 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.  There were no troubled debt restructuring for which there was a payment default within twelve months following the modification during the periods ending June 30, 2013 and 2012.

No loans were modified as troubled debt restructurings during the six months and three months ending June 30, 2013.  Two loans were modified as troubled debt restructurings during the six months and three months ending June, 30, 2012.

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

Special Mention.  Loans classified as special mention have one or more potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of June 30,2013		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$34,796	$1,517	$302	$—
Real estate construction	7,557	1,771	—	—
Real estate mortgage:
1-4 family residential	166,311	10,904	6,896	24
Multi-family residential	12,802	1,651	694	—
Non-farm & non-residential	112,835	5,368	1,998	—
Agricultural	55,783	8,999	4,075	2

Total	$390,084	$30,210	$13,965	$26

As of December 31, 2012		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$31,419	$1,362	$350	$6
Real estate construction	4,394	6,674	3,035	—
Real estate mortgage:
1-4 family residential	149,104	12,242	8,827	26
Multi-family residential	9,305	1,812	394	—
Non-farm & non-residential	105,170	3,593	4,677	—
Agricultural	56,516	3,569	9,718	2

Total	$355,908	$29,252	$27,001	$34

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $54 thousand at June 30, 2013 and $127 thousand at December 31, 2012.

4.  REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Six Months Ended
	2013	2012
	(in thousands)

Beginning of year	$4,168	$8,296
Additions	335	1,689
Sales	(924)	(1,418)
Additions to valuation allowance, net	10	(19)
Recovery from sale in valuation allowance	199	96

End of period	$3,788	$8,644

Activity in the valuation allowance was as follows:

	Six Months Ended
	2013	2012
	(in thousands)

Beginning of year	$1,668	$1,332
Additions to valuation allowance, net	(10)	19
Recovery from sale	(199)	(96)

End of period	$1,459	$1,255

Expenses related to foreclosed assets include:

	Six Months Ended
	2013	2012
	(in thousands)

Net loss (gain) on sales	$(30)	$69
Additions to valuation allowance, net	(10)	19
Operating expenses (receipts), net of rental income	35	501

End of period	$(5)	$589

5.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

	Six Months Ended
	June 30
	2013	2012
	(in thousands)

Basic Earnings Per Share
Net Income	$3,494	$3,396
Weighted average common shares outstanding	2,705	2,706
Basic earnings per share	$1.29	$1.25

Diluted Earnings Per Share
Net Income	$3,494	$3,396
Weighted average common shares outstanding	2,705	2,706
Add dilutive effects of assumed vesting of stock grants	4	3
Weighted average common and dilutive potential common shares outstanding	2,709	2,709
Diluted earnings per share	$1.29	$1.25

	Three Months Ended
	June 30
	2013	2012
	(in thousands)

Basic Earnings Per Share
Net Income	$1,785	$1,778
Weighted average common shares outstanding	2,704	2,706
Basic earnings per share	$0.66	$0.65

Diluted Earnings Per Share
Net Income	$1,785	$1,778
Weighted average common shares outstanding	2,704	2,706
Add dilutive effects of assumed vesting of stock grants	4	3
Weighted average common and dilutive potential common shares outstanding	2,708	2,709
Diluted earnings per share	$0.66	$0.65

Stock options for 19,500 shares of common stock for six and three months ended June 30, 2013 and 29,160 shares of common stock for the six and three months ended June 30, 2012 were excluded from diluted earnings per share because their impact was antidilutive.  Restricted stock grants of 16,602 shares of common stock for the six and three months ended June 30, 2013 and 14,354 shares of common stock for the six and three months ended June 30, 2012 were excluded from diluted earnings per share because their impact was antidilutive.

6.  STOCK COMPENSATION

We have four stock based compensation plans as described below.

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

The combined summary of activity for 2013 in the expired Stock Option Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	28,460	$29.86
Granted	—	—
Forfeited or expired	(8,960)	26.31
Exercised	—	—
Outstanding, end of period	19,500	$31.51	17.7 months	$—

Vested and expected to vest	19,500	$31.51	17.7 months	$—

Exercisable, end of period	19,500	$31.51	17.7 months	$—

As of June 30, 2013, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under either Stock Option Plan.  Since both Stock Option Plans have expired, as of June 30, 2013, no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  We issued 6,065 shares during 2013 and 5,615 shares during 2012.  There were 65 shares forfeited during the first three months of 2013 and 30 shares forfeited during the first three months of 2012.  As of June 30, 2013, the restricted stock grant plan allows for additional restricted stock share awards of up to 12,310 shares.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2013	14,739	$267,658	$18.16
Granted	6,065	112,203	18.50
Vested	(4,137)	(80,283)	19.41
Forfeited	(65)	(1,203)	18.50

Nonvested at June 30, 2013	16,602	$298,375	$17.97

As of June 30, 2013, there was $281,673 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  We issued 900 stock grants during the first six months of 2013 and no shares during 2012.  As of June 30, 2013, 149,100 shares are still available for issuance.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2013	—	$—	$—
Granted	900	20,880	23.20
Vested	—	—	—
Forfeited	—	—	—

Nonvested at June 30, 2013	900	$20,880	$23.20

As of June 30, 2013, there was $19,488 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

7.  OTHER BORROWINGS

The promissory note payable the Company had outstanding at December 31, 2012 in the principal amount of $500,000 was paid in full during the second quarter of 2013.  The promissory note was scheduled to mature July 28, 2013.  The Company has no outstanding balances at June 30, 2013.

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

	Fair Value Measurements at June 30, 2013 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$66,523	$—	$66,523	$—
States and municipals	80,428	—	80,428	—
Mortgage-backed - residential	49,191	—	49,191	—
Equity securities	294	294	—	—
Total	$196,436	$294	$196,142	$—

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$48,831	$—	$48,831	$—
States and municipals	82,607	—	82,607	—
Mortgage-backed - residential	61,037	—	61,037	—
Equity securities	305	305	—	—
Total	$192,780	$305	$192,475	$—

There were no transfers between level 1 and level 2 during 2013 or 2012.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$—	$—	$—	$—
Real Estate Mortgage:
1-4 family residential	335	—	—	335
Multi-family residential	435	—	—	435
Non-farm & non-residential	585	—	—	585
Other real estate owned:
Residential	2,156	—	—	2,156

Loan servicing rights	385	—	—	385

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$2,535	$—	$—	$2,535
Real Estate Mortgage:
1-4 family residential	1,255	—	—	1,255
Multi-family residential	164	—	—	164
Non-farm & non-residential	2,025	—	—	2,025
Agricultural	4,839	—	—	4,839
Other real estate owned:
Residential	2,539	—	—	2,539
Loan servicing rights	529	—	—	529

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.4 million, which includes a valuation allowance of $270 thousand at June 30, 2013. The allowance for specific impaired loans decreased $611 thousand for the six months ending June 30, 2013 and $158 thousand for the three months ending June 30, 2013.  The loan loss provision for the six months ending June 30, 2013 is $600 thousand and $150 thousand for the three months ending June 30, 2013.  The loan loss provision for the six months ending June 30, 2012 was $1 million and $550 thousand for the three months ending June 30, 2012.  The specific allocations for impaired loans for the six months ending June 30, 2013 decreased $611 thousand and $158 thousand for the three months ending June 30, 2013.  The specific allocations for impaired loans for the six months ending June 30, 2012 decreased $225 thousand and $274 thousand for the three months ending June 30, 2012.  These decreases in the specific allocations for impaired loans are the result of declining impaired loan balances.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $2.1 million, which is made up of the outstanding balance of $3.6 million, net of a valuation allowance of $1.5 million at June 30, 2013.  Net write-downs of other real estate owned properties were a recovery of $10 thousand for the six and three months ending June 30, 2013.  Net write-downs of other real estate owned properties totaled $19 thousand for the six months ending June 30, 2012 and $23 thousand for the three months ending June 30, 2012.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $385 thousand, which is made up of the outstanding balance of $664 thousand, net of a valuation allowance of $279 thousand at June 30, 2013, resulting in a net write-down of $65 thousand for the six months ending June 30, 2013 and a recovery of prior write-downs of $8 thousand for the three months ending June 30, 2013.  The valuation adjustment to the mortgage loan servicing rights was a recovery of $40 thousand for the six months ending June 30, 2012 and a write-down of $23 thousand for the three months ending June 30, 2012.  At December 31, 2012, loan servicing rights were carried at their fair value of $529 thousand, which is made up of the outstanding balance of $743 thousand, net of a valuation allowance of $214 thousand at December 31, 2012.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

				Range
	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	335	sales comparison	adjustment for	0%-99%
			differences	(15)%
			between the
			comparable sales
Multi-family residential	435	sales comparison	adjustment for	12%-32%
			differences	(17)%
			between the
			comparable sales
Non-farm & non-residential	585	sales comparison	adjustment for	0%-100%
			differences	(26)%
			between the
			comparable sales
Other real estate owned:
Residential	2,156	sales comparison	adjustment for	0%-30%
			differences	(7)%
			between the
			comparable sales
		income approach	capitalization rate	12%-12%
				(12%)
Loan Servicing Rights	385	discounted cash	constant prepayment	3%-56%
		flow	rates	(19)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2013 and December 31, 2012 are as follows:

Fair Value Measurements at June 30, 2013 Using:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$14,306	$14,306	$—	$ — $14,306
Securities	196,436	294	196,142	—	196,436
Mortgage loans held for sale	419	—	427	—	427
Loans, net	446,747	—	—	447,573	447,573
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,573	—	1,143	2,430	3,573
Financial liabilities
Deposits	$575,744	$385,629	$191,879	$—	$577,508
Securities sold under agreements to repurchase and other borrowings	12,732	—	12,716	—	12,716
Federal Funds Purchased	8,321	8,321			8,321
FHLB advances	29,658	—	29,803	—	29,803
Subordinated Debentures	7,217	—	—	7,214	7,214
Interest payable	688	—	679	9	688

Fair Value Measurements at December 31, 2012 Using:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$31,764	$31,764	$—	$—	$31,764
Securities	192,780	305	192,475	—	192,780
Mortgage loans held for sale	486	—	500	—	500
Loans, net	423,928	—	—	422,920	422,920
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,946	—	1,138	2,808	3,946
Financial liabilities
Deposits	$590,425	$401,164	$191,732	$—	$592,896
Securities sold under agreements to repurchase and other borrowings	4,315	—	4,314	—	4,314
FHLB advances	17,449	—	18,806	—	18,806
Subordinated Debentures	7,217	—	—	7,261	7,261
Interest payable	610	—	601	9	610

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

9.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (1)  (unaudited)

(in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Six Months Ending June 30
	2013	2012

Beginning Balance	$4,283	$3,770

Unrealized holding gains (losses) for the period, net of tax	(5,465)	1,456

Reclassification adjustment for:

Securities gains realized in income	(774)	(271)
Income taxes	(263)	(92)
	(511)	(179)
Net current period other comprehensive income	(5,976)	1,277

Ending balance	$(1,693)	$5,047

(1)         All amounts are net of tax.

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ending June 30
	2013	2012

Beginning Balance	$3,031	$3,278

Unrealized holding gains (losses) for the period, net of tax	(4,404)	1,842

Reclassification adjustment for:

Securities gains realized in income	(485)	(111)
Income taxes	(165)	(38)
	(320)	(73)
Net current period other comprehensive income	(4,724)	1,769

Ending balance	$(1,693)	$5,047

(2)         All amounts are net of tax.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion provides information about the financial condition and results of operations of the Company and its subsidiaries as of the dates and periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto appearing elsewhere in this report and the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These statements are not historical facts, but rather statements based on our current expectations regarding our business strategies and their intended results and our future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “potential,” “may” and similar expressions.

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

As a result of the uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein.

You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.  We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

The Company recorded net income of $3.5 million, or $1.29 basic earnings and diluted earnings per share for the first six months ending June 30, 2013 compared to $3.4 million or $1.25 basic earnings and diluted earnings per share for the six month period ending June 30, 2012.  The first six months earnings reflect an increase of 2.9% compared to the same time period in 2012.  The increase in earnings is largely due to an increase of $503 thousand in the gain on sold securities, an increase of $292 thousand in gains on sold mortgage loans, a decrease of $485 thousand in net repossession expense and a decrease of $400 thousand for the provision for loan losses.  These positive changes to net income during 2013 were partially offset by a decrease of $175 thousand in service charges, a decrease of $119 thousand in loan service fee income and an increase of $625 thousand in employee salaries and benefits. The earnings for the three months ending June 30, 2013 were $1.8 million, or $0.66 basic and diluted earnings per share compared to $1.8 million or $0.65 basic and diluted earnings per share for the three month period ending June 30, 2012.  The earnings for the three month period in 2013 reflect a 0.4% increase compared to the same time period in 2012.

Return on average assets was 0.98% for the six months ending June 30, 2013 and 1.00% for the six months ending June 30, 2012.  Return on average assets was 1.00% for the three months ended June 30, 2013 and 1.05% for the three months ending June 30, 2012.  Return on average equity was 9.43% for the six month period ending June 30, 2013 and 9.63% for the six month period ending June 30, 2012.  Return on average equity was 9.63% for the three months ending June 30, 2013 and 10.01% for the same time period in 2012.

Gross Loans increased $22.2 million from $430.0 million on December 31, 2012 to $452.2 million on June 30, 2013.  The overall increase is mostly attributed to an increase of $13.9 million in 1-4 family residential properties, an increase of $6.8 million in non-farm and non-residential properties, an increase of $3.6 million in multi-family residential properties and an increase of $3.5 million in commercial loans.  Real estate construction loan balances decreased $4.8 million and agricultural loan balances decreased $947 thousand.  Included in the decrease in agricultural loans is a decrease of $2.2 million in loans associated with the tobacco buyout program.  The decrease in these loans is attributed to contractual payments received on these loans during the first quarter of 2013.  Further, the decrease in real estate construction loans is mostly attributed to one loan customer whose loan had an outstanding balance of approximately $3.0 million at December 31, 2012 and a $0 balance at June 30, 2013.  The decrease in this loan balance is attributed to receiving payments of approximately $2.5 million and charging off $578 thousand which was reserved for at December 31, 2012.

Total deposits decreased from $590.4 million on December 31, 2012 to $575.7 million on June 30 2013, a decrease of $14.7 million.  Non-interest bearing demand deposit accounts increased $2.6 million from December 31, 2012 to June 30, 2013.  Time deposits $100 thousand and over increased $3.4 million and other interest bearing deposit accounts decreased $20.7 million.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $12.2 million for the six months ending June 30, 2013 compared to $12.5 million for the six months ending June 30, 2012, a decrease of 2.5%.  The interest spread of 3.67% for the first six months of 2013 is down from 4.0% reported for the same period in 2012, a decrease of 33 basis points.  Rates have remained fairly low in the past year.  For the first six months ending June 30, 2013, the cost of total deposits was 0.39% compared to 0.47% for the same time period in 2012.  Increasing non-interest bearing deposit accounts and lower rates on certificates of deposit accounts have helped to lower the cost of deposits.  Net interest income was $6.0 million for the three months ending June 30, 2013 compared to $6.4 million for the three months ending June 30, 2012, a decrease of 5.3%.  The interest spread was 3.67% for the three month period ending June 30, 2013 compared to 4.06% for the three month period in 2012, a decrease of 39 basis points.

For the first six months, the yield on assets decreased from 4.68% in 2012 to 4.19% in 2013.  The yield on loans decreased 43 basis points in the first six months of 2013 compared to 2012 from 5.74% to 5.31%.  The yield on securities decreased 48 basis points in the first six months of 2013 compared to 2012 from 2.79% in 2012 to 2.31% in 2013.  The cost of liabilities decreased from 0.67% in 2012 to 0.52% in 2013.  Year to date average loans, excluding overdrafts, increased $14.1 million, or 3.4% from June 30, 2012 to June 30, 2013.  Loan interest income decreased $580 thousand for the first six months of 2013 compared to the first six months of 2012.  Year to date average total deposits increased from June 30, 2012 to June 30, 2013, up $40.0 million or 7.1%.  Year to date average interest bearing deposits increased $29 million, or 7.0%, from June 30, 2012 to June 30, 2013.  Deposit interest expense decreased $159 thousand for the first six months of 2013 compared to the same period in 2012.  Year to date average borrowings decreased $6.8 million, or 16.1% from June 30, 2012 to June 30, 2013.  The decrease is mostly attributed to paying off FHLB advances as they mature.  Interest expense on borrowed funds decreased $216 thousand for the first six months of 2013 compared to the same period in 2012.

The volume rate analysis for the six months ending June 30, 2013 which follows indicates that $2.4 million of the decrease in interest income is attributable to a decrease in interest rates, while the change in volume contributed to an increase of $1.7 million in interest income.    The average rate of the Company’s total outstanding deposits and borrowing liabilities decreased from 0.67% in 2012 to 0.52% in 2013.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $308 thousand in interest expense, while the change in volume was responsible for a $68 thousand decrease in interest expense.  As a result, the decrease in net interest income for the first six months in 2013 is mostly attributed to lower rates earned in the Company’s loan and security portfolios.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2013.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	Six Months Ending
	2013 vs. 2012
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$964	$(1,544)	$(580)
Investment Securities	784	(890)	(106)
Other	(6)	2	(4)
Total Interest Income	1,742	(2,432)	(690)
INTEREST EXPENSE
Deposits
Demand	66	(72)	(6)
Savings	14	(8)	6
Negotiable Certificates of
Deposit and Other
Time Deposits	(40)	(120)	(160)
Securities sold under agreements to repurchase and other borrowings	98	(100)	(2)
Federal Home Loan
Bank advances	(206)	(8)	(214)
Total Interest Expense	(68)	(308)	(376)
Net Interest Income	$1,810	$(2,124)	$(314)

Non-Interest Income

Non-interest income increased $452 thousand for the six months ending June 30, 2013, compared to the same period in 2012, to $5.4 million.  For the three month period ending June 30, 2013 compared to the three months ending June 30, 2012, total non-interest income increased $345 thousand.  The increase for the six month period ending June 30, 2013 was primarily due to an increase of $503 thousand in gains recognized on sold securities and an increase of $292 thousand in gains recognized on sold mortgage loans.  Decreases to non-interest income for the first six months of 2013 compared to the first six months of 2012 included a decrease of $175 thousand in service charges, a decrease of $119 thousand in loan service fee income and a decrease of $147 thousand in other income.  The decrease in service charges is attributed to a decrease of $178 thousand in overdraft fee income.  The decrease in loan service fee income is related to the change in the valuation allowance for mortgage servicing rights and the decrease in other income is due to the Company accruing a loss of $105 thousand for sale of a former branch building.

The gain on the sale of mortgage loans increased from $848 thousand in the first six months of 2012 to $1.1 million during the first six months of 2013, an increase of $292 thousand.  For the three months ending June 30, 2013 compared to the same time period in 2012, the gain on the sale of mortgage loans increased $144 thousand.  The volume of loans originated to sell during the first six months of 2013 increased $5.6 million compared to the same time period in 2012.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization expense, was $(36) thousand for the six months ending June 30, 2013 compared to $83 thousand for the six months ending June 30, 2012 a decrease of $119 thousand.  For the three month period ending June 30, 2013, loan service fee income, net of amortization and impairment expense, was $16 thousand compared to a loss of $4 thousand for the same time period one year ago.  During the first six months of 2013, the carrying value of the mortgage servicing right was written down a net amount of $65 thousand, as the fair value of this asset decreased.  Of this, a negative valuation adjustment of $75 thousand was recorded in the first quarter of 2013 and a positive valuation adjustment of $8 thousand was recorded during the second quarter of 2013.  For the six months ending June 30, 2012, the carrying value of the mortgage servicing right had a positive valuation adjustment in the amount of $40 thousand with a $63 thousand positive valuation adjustment recorded during the first quarter of 2012 and a negative valuation adjustment recorded during the second quarter of 2012.

Non-Interest Expense

Total non-interest expenses increased $328 thousand for the six month period ending June 30, 2013 compared to the same period in 2012.  For the three month period ending June 30, 2013 compared to the three months ending June 30, 2012, total non-interest expense increased $360 thousand.

For the comparable six month periods, salaries and benefits increased $625 thousand, an increase of 10.2%.  The increase is attributed largely to additional employees being hired throughout 2012 and 2013 and normal pay increases at the beginning of 2013.  The number of full time equivalent employees at June 30, 2013 was 215 compared to 197 one year ago.  Salaries and employee benefits increased $416 thousand for the three month period ending June 30, 2013 compared to the same time period in 2012.

Occupancy expenses increased $61 thousand to $1.5 million for the first six months of 2013 compared to the same time period in 2012.  Occupancy expenses increased $52 thousand for the three month period ending June 30, 2013 compared to the same time period in 2012.

Legal and professional fees increased $18 thousand for the first six months ending June 30, 2013 compared to the same time period in 2012.  Legal and professional fees increased $65 thousand for the three month period ending June 30, 2013 compared to the same time period in 2012.  Repossession expenses decreased $485 thousand for the first six months ending June 30, 2013 compared to the same time period in 2012 and decreased $223 thousand for the three months ending June 30, 2013 compared to the same time period one year ago.  Repossession expenses are reported net of rental income earned on the repossessed properties.  Repossession expenses were lower in the first six months of 2013 when compared to the same time period in 2012 due to the Company selling many of the properties included in other real estate owned at June 30, 2012 throughout the remainder of 2012.  FDIC insurance expense decreased $24 thousand for the six months ending June 30, 2013 compared to the same time period in 2012.

Income Taxes

The effective tax rate for the six months ended June 30, 2013 was 19.9% compared to 18.2% in 2012.  The effective tax rate for the three months ending June 30, 2013 was 20.8% compared to 19.4% for the three months ending June 30, 2012.  These rates are less than the statutory rate as a result of the tax-free securities and loans and tax credits generated by certain investments held by the Company.  The rates for 2013 are higher due to the higher level of income generated in 2013 and a decrease in tax-exempt income.  Tax-exempt interest income decreased $131 thousand for the first six months of 2013 compared to the first six months of 2012.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the six months ending June 30, 2013, the Company averaged $77.9 million in tax free securities and $21.1 million in tax free loans.  As of June 30, 2013, the weighted average remaining maturity for the tax free securities is 136 months, while the weighted average remaining maturity for the tax free loans is 155 months.

Liquidity and Funding

Liquidity is the ability to meet current and future financial obligations.  The Company’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and FHLB borrowings.

Liquidity risk is the possibility that we may not be able to meet our cash requirements in an orderly manner.  Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors.  Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $14.3 million as of June 30, 2013 compared to $31.8 million at December 31, 2012.  The decrease in cash and cash equivalents is attributed to a decrease of $17.4 million in cash and due from banks.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $196.4 million at June 30, 2013 compared to $192.8 million at December 31, 2012.  The available for sale securities are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first six months of 2013, deposits decreased $14.7 million. The Company’s investment portfolio increased $3.7 million and the Company’s loan portfolio increased $22.3 million.  The borrowed funds the Company have with the Federal Home Loan Bank increased $12.2 million.  Federal Funds purchased increased $8.3 million from $0 at December 31, 2012 to $8.3 million at June 30, 2013.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of June 30, 2013, we have sufficient collateral to borrow an additional $90 million from the Federal Home Loan Bank.  In addition, as of June 30, 2013, $11 million is available in overnight borrowing through various correspondent banks and the Company has access to $244 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of June 30, 2013 and December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method of calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirement unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2013
Consolidated
Total Capital (to Risk-Weighted Assets)	$71,056	14.7%	$38,715	8%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	65,473	13.5	19,359	4	N/A	N/A
Tier I Capital (to Average Assets)	65,473	9.4	27,846	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$70,148	14.5%	$38,716	8%	$48,396	10%
Tier I Capital (to Risk-Weighted Assets)	64,564	13.3	19,358	4	29,039	6
Tier I Capital (to Average Assets)	64,564	9.3	27,836	4	34,795	5

December 31, 2012
Consolidated
Total Capital (to Risk-Weighted Assets)	$67,956	14.5%	$37,385	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	62,095	13.3	18,692	4	N/A	N/A
Tier I Capital (to Average Assets)	62,095	9.2	27,050	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$67,522	14.5%	$37,383	8%	$46,729	10%
Tier I Capital (to Risk-Weighted Assets)	61,661	13.2	18,692	4	28,037	6
Tier I Capital (to Average Assets)	61,661	9.1	27,040	4	33,800	5

Non-Performing Assets

As of June 30, 2013, our non-performing assets totaled $15.6 million or 2.21% of assets compared to $19.3 million or 2.75% of assets at December 31, 2012 (See table below.)  The Company experienced a decrease of $3.1 million in non-accrual loans from December 31, 2012 to June 30, 2013.  As of June 30, 2013, non-accrual loans include $1.5 million in loans secured by non-farm and non-residential properties, $831 thousand in loans secured by 1-4 family properties, $988 thousand in loans secured by agricultural properties, $511 thousand in loans secured by multi-family residential properties and $32 thousand in consumer loans.   Real estate loans composed 99.0% of the non-performing loans as of June 30, 2013 and 97.7% as of December 31, 2012.  Forgone interest income on non-accrual loans totaled $214 thousand for the first six months of 2013 compared to forgone interest of $180 thousand for the same time period in 2012.  Accruing loans that are contractually 90 days or more past due as of June 30, 2013 totaled $856 thousand compared to $841 thousand at December 31, 2012, an increase of $15 thousand.  The total nonperforming and restructured loans decreased $3.2 million from December 31, 2012 to June 30, 2013, resulting in a decrease in the ratio of nonperforming and restructured loans to loans of 89 basis points to 2.62%.  In addition, the amount the Company has booked as “Other Real Estate” decreased $380 thousand from December 31, 2012 to June 30, 2013.  As of June 30, 2013, the amount recorded as “Other Real Estate” totaled $3.8 million compared to $4.2 million at December 31, 2012.  During the first six months of 2013, $334 thousand was added to Other Real Estate properties while $725 thousand in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and Other Real Estate Owned increased from 31% at December 31, 2012 to 35% at June 30, 2013.

Nonperforming and Restructured Assets

	6/30/13	12/31/12
	(in thousands)
Non-accrual Loans	$3,883	$7,024
Accruing Loans which are Contractually past due 90 days or more	856	841
Accruing Troubled Debt Restructurings	7,112	7,227
Total Nonperforming and Restructured Loans	11,851	15,092
Other Real Estate	3,788	4,168
Total Nonperforming and Restructured Loans and Other Real Estate	$15,639	$19,260
Nonperforming and Restructured Loans as a Percentage of Loans	2.62%	3.51%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	2.21%	2.75%
Allowance as a Percentage of Period-end Loans	1.22%	1.41%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	35%	31%

We maintain a “watch list” of agricultural, commercial, real estate mortgage, and real estate construction loans and review those loans on a regular basis.  Generally, assets are designated as “watch list” loans to ensure more frequent monitoring.  If we determine that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status.  We review and evaluate nonaccrual loans, past due loans, and loans graded substandard or worse on a regular basis to determine if the loan should be evaluated for impairment and whether specific allocations are needed.

Provision for Loan Losses

The loan loss provision for the first six months of 2013 was $600 thousand compared to $1.0 million for the first six months of 2012.  The loan loss provision was $150 thousand for the three months ending June 30, 2013 compared to $550 thousand for the three months ending June 30, 2012.  Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions.  The average loss rates are reviewed for trends in the analysis, as well as comparisons to peer group loss rates.  Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type.  Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types.  As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Nonperforming loans and restructured loans decreased $3.2 million since December 31, 2012 to $11.9 million as of June 30, 2013.  Other real estate properties owned decreased $380 thousand over this same time period.  Additions to Other real estate properties totaled $334 thousand while sales totaled $725 thousand.

The June 30, 2013 unallocated allowance of $531 thousand was essentially unchanged from the December 31, 2012 balance of $532 thousand.

Net charge-offs for the six month periods ending June 30, 2013 and June 30,2012 were $1.1 million.  Net charge-offs were $275 thousand for the three months ending June 30, 2013 and $755 thousand for the three months ending June 30, 2012. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

	Six Months Ended June 30
	(in thousands)
Loan Losses	2013	2012
Balance at Beginning of Period	$6,047	$5,842
Amounts Charged-off:
Commercial	11	—
Real Estate Construction	578	73
1-4 family residential	141	612
Multi-family residential	161	52
Non-farm & non-residential	—	64
Agricultural	86	15
Consumer and other	561	467
Total Charged-off Loans	1,538	1,283
Recoveries on Amounts
Previously Charged-off:
Commercial	28	—
Real Estate Construction	21	—
1-4 family residential	56	8
Multi-family residential	39	1
Non-farm & non-residential	18	—
Agricultural	3	4
Consumer and other	224	217
Total Recoveries	389	230
Net Charge-offs	1,149	1,053
Provision for Loan Losses	600	1,000
Balance at End of Period	5,498	5,789
Loans
Average	429,164	414,085
At June 30	452,245	421,399
As a Percentage of Average Loans:
Net Charge-offs for the period	0.27%	0.25%
Provision for Loan Losses for the period	0.14%	0.24%
Allowance as a Multiple of
Net Charge-offs (annualized)	2.4	2.7

	Three Months Ended June 30
	(in thousands)
Loan Losses	2013	2012
Balance at Beginning of Period	$5,623	$5,994
Amounts Charged-off:
Commercial	5	—
Real Estate Construction	—	73
1-4 family residential	16	468
Multi-family residential	161	52
Non-farm & non-residential	—	64
Agricultural	—	—
Consumer and other	276	193
Total Charged-off Loans	458	850
Recoveries on Amounts
Previously Charged-off:
Commercial	—	—
Real Estate Construction	16	—
1-4 family residential	30	4
Multi-family residential	39	—
Non-farm & non-residential	10	—
Agricultural	1	2
Consumer and other	87	89
Total Recoveries	183	95
Net Charge-offs	275	755
Provision for Loan Losses	150	550
Balance at End of Period	5,498	5,789
Loans
Average	431,995	417,369
At June 30	452,245	421,399
As a Percentage of Average Loans:
Net Charge-offs for the period	0.06%	0.18%
Provision for Loan Losses for the period	0.03%	0.13%
Allowance as a Multiple of
Net Charge-offs (annualized)	5.0	1.9

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income.  Management considers interest rate risk to be the most significant market risk since a bank’s net income is largely dependent on net interest income.  Our exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee.  Interest rate risk is the potential of economic losses due to future interest rate changes.  These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values.  The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk, while at the same time, maximize income.

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations.  We have no market risk sensitive instruments held for trading purposes.

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of June 30, 2013, the projected percentage changes are within limits approved by our Board of Directors (“Board”).  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  This period’s volatility is slightly higher in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of June 30, 2013 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (7/13 - 6/14)
Net interest income	$22,808	$23,528	$24,507	$24,899	$24,989
Net interest income dollar change	(1,698)	(979)	N/A	392	483
Net interest income percentage change	-6.9%	-3.9%	N/A	1.6%	2.0%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of June 30, 2012 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	- 300	- 100	Rates	+ 100	+ 300

Year One (7/12 - 6/13)
Net interest income	$23,411	$24,124	$24,694	$24,718	$24,731
Net interest income dollar change	(1,283)	(571)	N/A	24	36
Net interest income percentage change	-5.2%	-2.3%	N/A	0.10%	0.15%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from June 30, 2013, year one reflected a decline in net interest income of 3.9% with a 100 basis point decline compared to the 2.3% decline in 2012.  The 100 basis point increase in rates reflected a 1.6% increase in net interest income in 2013 compared to a decrease of 0.1% in 2012.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the June 30, 2013 balance sheet, a 100 basis point increase in rates results in a 4.3% decrease in EVE.  A 100 basis point decrease in rates results in a 5.7% decrease in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 1.                                 Legal Proceedings

The Company terminated its Defined Benefit Plan (the Plan) effective December 31, 2008.  The Company terminated the Kentucky Bancshares, Inc. Retirement Plan and Trust (the “Plan”) in a standard termination, with a termination date of December 31, 2008.  Prior to such termination, the Pension Protection Act of 2006 (“PPA”) had amended Internal Revenue Code (“IRC”) Section 417(e)(3) in part by changing the definition of “applicable interest rate” in a manner that in most cases (when combined with other changes to IRC Section 417(e)(3)) would result in a decrease in the value of a participant’s or beneficiary’s plan benefits under pension plans such as the Company’s Plan with the new definition applicable (for most plans, including the Plan) to lump sums with annuity starting dates in or after the 2008 plan year.  The Plan had determined in mid-2008 to comply with IRC Section 417(e)(3), as amended by PPA, by using  the assumptions governing minimum lump sums (the “PPA Minimum Methodology”), rather than by using the pre-PPA minimum lump sum assumptions, and operated the Plan in compliance with that decision.  The Plan paid two lump sum payments to participants in July and December of 2008, prior to the termination of the Plan, and determined the value of those participants’ benefits using the PPA Minimum Methodology.  As permitted by the IRC, the Plan was amended on February 24, 2009 (after the termination of the Plan on December 31, 2008) to formalize that decision in accordance with Section 1107 of PPA.

Section 4041.8(a) of the Pension Benefit Guaranty Corporation (“PBGC”) regulations generally provides that “a participant’s or beneficiary’s plan benefits are determined under the plan’s provisions in effect on the plan’s termination date.”  The regulations further provide that an amendment adopted after the plan’s termination date is taken into account with respect to a participant’s or beneficiary’s plan benefits to the extent the amendment does not decrease the value of the participant’s or beneficiary’s plan benefits under the plan’s provisions in effect on the termination date; however, the regulations, at Section 4041.8(c)(1), also provide that an amendment shall not be treated as decreasing the value of a participant’s or beneficiary’s plan benefits to the extent “the decrease  is necessary to meet a qualification requirement under Section 401 of the IRC.”

The Internal Revenue Service issued a favorable determination as to the Plan termination in July 2010.  Subsequent to Plan termination and distributions to Plan participants, the Plan was selected for audit by the PBGC.  The PBGC has asserted that the February, 2009 amendment to the Plan violated PBGC Regulation Section 4041.8(a) because the amendment served to lower benefits to Plan beneficiaries, and the PBGC has filed a Complaint in United States District Court (Eastern District of Kentucky) (the “Litigation”) to require the Company to make additional distributions to Plan beneficiaries.  A preliminary estimate provided by the Plan actuary indicates the potential exposure related to this matter (were the PBGC to prevail) is $1.3 million, plus another $200 thousand in estimated interest.  The Company believes it has meritorious defenses and intends to vigorously defend its position in the Litigation.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

4/1/13 - 4/30/13	—	$—	—	94,912 shares

5/1/13 - 5/31/13	—	—	—	94,912 shares

6/1/13 - 6/30/13	2,000	24.05	2,000	92,912 shares

Total	—	—	—	92,912 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through June 30, 2013, 307,088 shares have been purchased.

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

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income and Comprehensive Income for the six and three months ended June 30,2013 and June 30, 2012, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 and (v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	8/14/13	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	8/14/13	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer