Form 10-Q
period 2013-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2013-11-13
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of Common Stock outstanding as of October 31, 2013: 2,720,894.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	9/30/2013	12/31/2012
Assets
Cash and due from banks	$18,528	$31,580
Federal funds sold	139	184
Cash and cash equivalents	18,667	31,764
Securities available for sale	210,341	192,780
Mortgage loans held for sale	912	486
Loans	464,866	429,975
Allowance for loan losses	(5,501)	(6,047)
Net loans	459,365	423,928
Federal Home Loan Bank stock	6,731	6,731
Real estate owned, net	3,758	4,168
Bank premises and equipment, net	16,891	16,768
Interest receivable	3,755	3,946
Mortgage servicing rights	1,273	1,152
Goodwill	13,117	13,117
Other intangible assets	361	532
Other assets	6,265	5,638
Total assets	$741,436	$701,010

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$152,766	$144,575
Time deposits, $100,000 and over	93,980	91,948
Other interest bearing	326,740	353,902
Total deposits	573,486	590,425
Repurchase agreements and other borrowings	9,939	4,315
Federal Funds Purchased	7,439	—
Short-term Federal Home Loan Bank advances	15,000	—
Long-term Federal Home Loan Bank advances	53,579	17,449
Subordinated debentures	7,217	7,217
Interest payable	744	610
Other liabilities	4,718	6,986
Total liabilities	672,122	627,002

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,720,884 and 2,719,694 shares issued and outstanding on September 30, 2013 and December 31, 2012	12,575	12,529
Retained earnings	59,987	57,196
Accumulated other comprehensive income/(loss)	(3,248)	4,283
Total stockholders’ equity	69,314	74,008
Total liabilities & stockholders’ equity	$741,436	$701,010

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Loss)  (unaudited)

(in thousands, except per share amounts)

	Nine Months Ending
	9/30/2013	9/30/2012
INTEREST INCOME:
Loans, including fees	$17,094	$17,648
Securities
Taxable	1,549	1,260
Tax exempt	2,022	2,271
Other	233	242
Total interest income	20,898	21,421
INTEREST EXPENSE:
Deposits	1,725	1,913
Repurchase agreements and other borrowings	56	28
Federal Home Loan Bank advances	543	738
Subordinated debentures	174	195
Total interest expense	2,498	2,874
Net interest income	18,400	18,547
Loan loss provision	850	1,600
Net interest income after provision	17,550	16,947
NON-INTEREST INCOME:
Service charges	3,240	3,481
Loan service fee income, net	64	29
Trust department income	548	503
Securities available for sale gains	774	887
Gain on sale of mortgage loans	1,431	1,473
Brokerage income	279	169
Debit card interchange income	1,444	1,394
Other	(8)	130
Total other income	7,772	8,066
NON-INTEREST EXPENSE:
Salaries and employee benefits	10,438	9,267
Occupancy expenses	2,358	2,229
Repossession expenses, net	53	1,020
FDIC Insurance	385	433
Legal and professional fees	668	499
Data processing	1,021	887
Debit card expenses	718	658
Amortization	171	175
Advertising and marketing	650	529
Taxes other than payroll, property and income	670	643
Telephone	172	237
Postage	227	225
Loan fees	333	376
Other	1,485	1,605
Total other expenses	19,349	18,783
Income before taxes	5,973	6,230
Income taxes	1,112	1,136
Net income	$4,861	$5,094
Other Comprehensive Income (loss), net of tax:
Change in Unrealized Gains (losses) on Securities	(7,531)	1,519
Comprehensive Income (Loss)	$(2,670)	$6,613

Earnings per share
Basic	$1.80	$1.88
Diluted	1.80	1.88

Dividends per share	0.72	0.69

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Loss)  (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	9/30/2013	9/30/2012
INTEREST INCOME:
Loans, including fees	$5,815	$5,789
Securities
Taxable	543	336
Tax exempt	673	735
Other	74	78
Total interest income	7,105	6,938
INTEREST EXPENSE:
Deposits	563	591
Repurchase agreements and other borrowings	25	3
Federal Home Loan Bank advances	213	194
Subordinated debentures	59	72
Total interest expense	860	860
Net interest income	6,245	6,078
Loan loss provision	250	600
Net interest income after provision	5,995	5,478
NON-INTEREST INCOME:
Service charges	1,132	1,198
Loan service fee income, net	100	(54)
Trust department income	188	159
Securities available for sale gains	—	616
Gain on sale of mortgage loans	291	625
Brokerage income	102	48
Debit card interchange income	491	467
Other	38	29
Total other income	2,342	3,088
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,660	3,114
Occupancy expenses	811	743
Repossession expenses, net	18	500
FDIC insurance	123	147
Legal and professional fees	278	127
Data processing	333	277
Debit card expenses	250	237
Amortization	57	58
Advertising and marketing	274	177
Taxes other than payroll, property and income	223	215
Telephone	62	79
Postage	80	77
Loan fees	87	165
Other	472	574
Total other expenses	6,728	6,490
Income before taxes	1,609	2,076
Income taxes	242	378
Net income	$1,367	$1,698
Other Comprehensive Income (loss), net of tax:
Change in Unrealized Gains (losses) on Securities	(1,555)	243
Comprehensive Income (Loss)	$(188)	$1,941

Earnings per share
Basic	$0.51	$0.63
Diluted	0.51	0.63

Dividends per share	0.24	0.23

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	—Common Stock(1)—		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity
Balances, January 1, 2013	2,719,694	$12,529	$57,196	$4,283	$74,008

Common stock issued, including tax benefit, net	6,908	—	—	—	—

Stock based compensation expense	—	72	—	—	72

Common stock purchased and retired	(5,718)	(26)	(109)	—	(135)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	(7,531)	(7,531)

Net income	—	—	4,861	—	4,861

Dividends declared - $0.72 per share	—	—	(1,961)	—	(1,961)

Balances, September 30, 2013	2,720,884	$12,575	$59,987	$(3,248)	$69,314

(1) Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ending
	9/30/2013	9/30/2012
Cash Flows From Operating Activities
Net Income	$4,861	$5,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,331	1,346
Securities amortization (accretion), net	724	1,110
Stock based compensation expense	72	69
Provision for loan losses	850	1,600
Securities gains, net	(774)	(887)
Originations of loans held for sale	(45,878)	(47,196)
Proceeds from sale of loans	46,883	49,047
Losses (gains) on sale of fixed assets	100	14
Losses (gains) on other real estate	(25)	153
Gain on sale of mortgage loans	(1,431)	(1,473)
Changes in:
Interest receivable	191	18
Write-downs of other real estate, net	(79)	381
Other assets	(1,092)	(2,146)
Interest payable	134	(242)
Other liabilities	1,612	5,980
Net cash from operating activities	7,479	12,868
Cash Flows From Investing Activities
Purchases of securities	(89,456)	(69,896)
Proceeds from principal payments, sales, maturities and calls of securities	60,533	69,418
Net change in loans	(36,759)	(18,244)
Purchases of bank premises and equipment	(1,366)	(852)
Purchase of other real estate	258	17
Proceeds from the sale of other real estate	1,056	3,037
Net cash from investing activities	(65,734)	(16,520)
Cash Flows From Financing Activities:
Net change in deposits	(16,939)	(2,343)
Net change in repurchase agreements and other borrowings	13,563	2,063
Short-term advances from Federal Home Loan Bank, net of pay-offs	15,000	15,000
Long-term advances from Federal Home Loan Bank	42,660	—
Payments on long-term Federal Home Loan Bank advances	(6,530)	(12,408)
Payments on note payable	(500)	(600)
Proceeds from issuance of common stock	—	1
Purchase of common stock	(135)	(56)
Dividends paid	(1,961)	(1,878)
Net cash from financing activities	45,158	(221)
Net change in cash and cash equivalents	(13,097)	(3,873)
Cash and cash equivalents at beginning of period	31,764	17,657
Cash and cash equivalents at end of period	$18,667	$13,784

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$2,364	$3,116
Income taxes	1,275	600

Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$472	$2,257

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

Nature of Operations:  The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Rowan, Scott, Woodford and adjoining counties in Kentucky.  In October 2013, we filed a branch application for Richmond, Kentucky with the FDIC, and anticipate regulatory approval.  We anticipate the branch will be open in the first quarter of 2014.  Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives.  As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The Company, a bank holding company, is regulated by the Federal Reserve.

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

The Internal Revenue Service issued a favorable determination as to the Plan termination in July 2010.  Subsequent to Plan termination and distributions to Plan participants, the Plan was selected for audit by the PBGC.  The PBGC has asserted that the February, 2009 amendment to the Plan violated PBGC Regulation Section 4041.8(a) because the amendment served to lower benefits to Plan beneficiaries, and the PBGC has filed a Complaint in United States District Court (Eastern District of Kentucky) (the “Litigation”) to require the Company to make additional distributions to Plan beneficiaries.  A preliminary estimate provided by the Plan actuary indicates the potential exposure related to this matter (were the PBGC to prevail) is $1.3 million, plus another $235 thousand in estimated interest.  The Company believes it has meritorious defenses and intends to vigorously defend its position in the Litigation.  As such, the Company does not believe a loss is probable and has not recorded a liability relating to the PBGC assertion in the Litigation.

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

2.              SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

September 30, 2013
U.S. government agencies	$73,969	$66	$(3,576)	$70,459
States and political subdivisions	81,899	1,742	(2,191)	81,450
Mortgage-backed - residential	59,124	383	(1,368)	58,139
Equity securities	270	23	—	293
Total	$215,262	$2,214	$(7,135)	$210,341
December 31, 2012
U.S. government agencies	$48,730	$122	$(21)	$48,831
States and political subdivisions	77,867	4,887	(147)	82,607
Mortgage-backed - residential	59,424	1,635	(22)	61,037
Equity securities	270	35	—	305
Total	$186,291	$6,679	$(190)	$192,780

The amortized cost and fair value of securities at September 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$1,097	$1,078
Due after one year through five years	12,551	12,501
Due after five years through ten years	73,082	71,128
Due after ten years	69,138	67,202
	155,868	151,909
Mortgage-backed - residential	59,124	58,139
Equity	270	293

Total	$215,262	$210,341

Proceeds from sales of securities during the first nine months of 2013 and 2012 were $27.2 million and $31.8 million.  Gross gains of $774 thousand and $887 thousand and no gross losses were realized on those sales, respectively.  The tax provision related to these realized gains was $263 thousand and $302 thousand, respectively.

Proceeds from sales of securities during the three months ending September 30, 2013 and September 30, 2012 were $0 and $15.7 million.  Gross gains of $0 and $616 thousand and no gross losses were realized on those sales, respectively.  The tax provision related to these realized gains was $0 and $209 thousand, respectively.

Securities with unrealized losses at September 30, 2013 and at December 31, 2012 not recognized in income are as follows:

September 30, 2013

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies	$62,630	$(3,576)	$—	$—	$62,630	$(3,576)
States and municipals	26,478	(2,191)	—	—	26,478	(2,191)
Mortgage-backed - residential	34,258	(1,368)	—	—	34,258	(1,368)

Total temporarily impaired	$123,366	$(7,135)	$—	$—	$123,366	$(7,135)

December 31, 2012

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies	$11,979	$(21)	$—	$—	$11,979	$(21)
States and municipals	7,519	(147)	—	—	7,519	(147)
Mortgage-backed - residential	5,773	(22)	—	—	5,773	(22)

Total temporarily impaired	$25,271	$(190)	$—	$—	$25,271	$(190)

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

3. LOANS

Loans at period-end are as follows:

(in thousands)

	9/30/13	12/31/12

Commercial	$36,624	$33,137
Real estate construction	10,096	14,102
Real estate mortgage:
1-4 family residential	194,507	170,199
Multi-family residential	14,367	11,512
Non-farm & non-residential	124,800	113,440
Agricultural	67,112	69,806
Consumer	17,217	17,442
Other	143	337
Total	$464,866	$429,975

Activity in the allowance for loan losses for the nine and three month periods indicated was as follows:

	Nine Months Ended September 30, 2013
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$150	$12	$28	$(14)	$152
Real estate Construction	918	578	21	55	416
Real estate mortgage:
1-4 family residential	1,989	186	58	210	2,071
Multi-family residential	414	161	103	89	445
Non-farm & non-residential	628	99	18	37	584
Agricultural	845	109	22	(135)	623
Consumer	517	298	9	306	534
Other	54	513	301	284	126
Unallocated	532	—	—	18	550
	$6,047	$1,956	$560	$850	$5,501

	Three Months Ended September 30, 2013
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$150	$—	$—	$2	$152
Real estate Construction	373	—	—	43	416
Real estate mortgage:
1-4 family residential	1,984	45	2	130	2,071
Multi-family residential	481	—	64	(100)	445
Non-farm & non-residential	677	99	—	6	584
Agricultural	661	23	19	(34)	623
Consumer	548	46	(9)	41	534
Other	92	204	95	143	126
Unallocated	531	—	—	19	550
	$5,497	$417	$171	$250	$5,501

Activity in the allowance for loan losses for the nine and three month periods indicated was as follows:

	Nine Months Ended September 30, 2012
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$192	$—	$24	$(60)	$156
Real estate Construction	1,008	73	14	(178)	771
Real estate mortgage:
1-4 family residential	2,257	907	14	871	2,235
Multi-family residential	336	52	1	63	348
Non-farm & non-residential	410	64	—	278	624
Agricultural	721	15	5	142	853
Consumer	524	296	33	281	542
Other	50	356	247	107	48
Unallocated	344	—	—	96	440
	$5,842	$1,763	$338	$1,600	$6,017

	Three Months Ended September 30, 2012
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$198	$—	$24	$(66)	$156
Real estate Construction	764	—	14	(7)	771
Real estate mortgage:
1-4 family residential	2,099	295	6	425	2,235
Multi-family residential	274	—	—	74	348
Non-farm & non-residential	698	—	—	(74)	624
Agricultural	791	—	1	61	853
Consumer	535	83	8	82	542
Other	37	102	55	58	48
Unallocated	393	—	—	47	440
	$5,789	$480	$108	$600	$6,017

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.5 million as of September 30, 2013 and $2.8 million at December 31, 2012) in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31 2012:

	Individually	Collectively
	Evaluated for	Evaluated for
As of September 30, 2013	Impairment	Impairment	Total
(in thousands)
Allowance for Loan Losses:
Commercial	$—	$152	$152
Real estate construction	—	416	416
Real estate mortgage:
1-4 family residential	186	1,885	2,071
Multi-family residential	76	369	445
Non-farm & non-residential	124	460	584
Agricultural	369	254	623
Consumer	—	534	534
Other	—	126	126
Unallocated	—	550	550
	$755	$4,746	$5,501
Loans:
Commercial	$—	$36,624	$36,624
Real estate construction	—	10,096	10,096
Real estate mortgage:
1-4 family residential	2,245	192,263	194,508
Multi-family residential	288	14,079	14,367
Non-farm & non-residential	3,176	121,623	124,799
Agricultural	7,416	59,696	67,112
Consumer	—	17,217	17,217
Other	—	143	143
	$13,125	$451,741	$464,866

	Individually	Collectively
	Evaluated for	Evaluated for
As of December 31, 2012	Impairment	Impairment	Total
(in thousands)
Allowance for Loan Losses:
Commercial	$—	$150	$150
Real estate construction	503	415	918
Real estate mortgage:
1-4 family residential	109	1,880	1,989
Multi-family residential	147	267	414
Non-farm & non-residential	150	478	628
Agricultural	549	296	845
Consumer	—	517	517
Other	—	54	54
Unallocated	—	532	532
	$1,458	$4,589	$6,047
Loans:
Commercial	$—	$33,137	$33,137
Real estate construction	3,035	11,067	14,102
Real estate mortgage:
1-4 family residential	3,610	166,589	170,199
Multi-family residential	311	11,201	11,512
Non-farm & non-residential	4,183	109,257	113,440
Agricultural	8,045	61,761	69,806
Consumer	—	17,442	17,442
Other	—	337	337
	$19,184	$410,791	$429,975

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013

(in thousands):

					Year to Date	Year to Date
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	889	861	—	1,323	38	38
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	1,625	798	—	1,432	61	61
Agricultural	2,820	2,734	—	2,796	12	12
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	759	—	—
Real estate mortgage:
1-4 family residential	1,384	1,384	186	1,167	43	43
Multi-family residential	288	288	76	485	3	3
Non-farm & non-residential	2,378	2,378	124	2,150	59	59
Agricultural	4,681	4,682	369	4,868	122	122
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$14,065	$13,125	$755	$14,980	$338	$338

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012

(in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	640	—	—
Real estate mortgage:
1-4 family residential	2,272	2,243	—	1,322	75	75
Multi-family residential	—	—	—	41	—	—
Non-farm & non-residential	2,775	2,008	—	1,756	158	158
Agricultural	2,657	2,657	—	1,432	275	275
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	503	2,020	111	111
Real estate mortgage:
1-4 family residential	1,367	1,367	109	976	57	57
Multi-family residential	311	311	147	225	12	12
Non-farm & non-residential	2,175	2,175	150	1,189	104	104
Agricultural	5,388	5,388	549	4,024	252	252
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$19,980	$19,184	$1,458	$13,625	$1,044	$1,044

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012

(in thousands):

	Nine Months Ending September 30, 2012
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	800	40	40
Real estate mortgage:
1-4 family residential	1,844	35	35
Multi-family residential	51	12	12
Non-farm & non-residential	2,191	21	21
Agricultural	1,370	73	73
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	2,525	—	—
Real estate mortgage:
1-4 family residential	1,106	101	101
Multi-family residential	321	—	—
Non-farm & non-residential	1,500	47	47
Agricultural	5,036	33	33
Consumer	—	—	—
Other	—	—	—
Total	$16,744	$362	$362

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans for the three months ending September 30, 2013 and September 30, 2012

(in thousands):

	Three Months Ending September 30, 2013
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,017	17	17
Multi-family residential	—	—	—
Non-farm & non-residential	808	20	20
Agricultural	2,761	3	3
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,129	22	22
Multi-family residential	400	2	2
Non-farm & non-residential	2,508	20	20
Agricultural	4,697	65	65
Consumer	—	—	—
Other	—	—	—
Total	$13,320	$149	$149

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

	Three Months Ending September 30, 2012
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	3,253	5	5
Multi-family residential	103	—	—
Non-farm & non-residential	2,805	23	23
Agricultural	1,269	42	42
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	2,684	—	—
Real estate mortgage:
1-4 family residential	674	—	—
Multi-family residential	435	—	—
Non-farm & non-residential	2,087	—	—
Agricultural	5,130	—	—
Consumer	—	—	—
Other	—	—	—
Total	$18,440	$70	$70

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of September 30, 2013 and December 31, 2012:

		Loans Past Due
		Over 90 Days	Accruing
As of September 30, 2013		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,448	173	496
Multi-family residential	288	—	—
Non-farm & non-residential	1,505	—	1,889
Agricultural	995	—	4,682
Consumer	37	—	—

Total	$4,273	$173	$7,067

		Loans Past Due
		Over 90 Days	Accruing
As of December 31, 2012		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$45	$—	$—
Real estate construction	3,035	—	—
Real estate mortgage:
1-4 family residential	1,065	373	505
Multi-family residential	311	—	—
Non-farm & non-residential	1,589	—	1,924
Agricultural	894	426	4,798
Consumer	85	42	—

Total	$7,024	$841	$7,227

Nonaccrual loans secured by real estate make up 99.1% of the total nonaccruals at September 30, 2013.

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

During the first nine months of 2013, $472 thousand in impaired loans were transferred to real estate owned.  Additionally, $2.0 million in loan balances were charged off during the first nine months of 2013.  One loan totaling $578 thousand was largely responsible for the increase in loan charge offs.  At December 31, 2012, this loan was included in non-accrual loans, classified as real estate construction and was reserved for in the specific allowance for loan losses.

The following tables present the aging of the recorded investment in past due and non-accrual loans as of September 30, 2013 and December 31, 2012 by class of loans:

	30-59	60-89	Loans Past Due		Total
As of September 30, 2013	Days	Days	Over 90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$399	$—	$—	$—	$399	$36,225
Real estate construction	—	—	—	—	—	10,096
Real estate mortgage:
1-4 family residential	1,484	228	173	1,448	3,333	191,174
Multi-family residential	—	—	—	288	288	14,079
Non-farm & non-residential	62	—	—	1,505	1,567	123,233
Agricultural	564	117	—	995	1,676	65,436
Consumer	73	14	—	37	124	17,093
Other	—	—	—	—	—	143

Total	$2,582	$359	$173	$4,273	$7,387	$457,479

	30-59	60-89	Loans Past Due		Total
As of December 31, 2012	Days	Days	Over 90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$16	$—	$—	$45	$61	$33,076
Real estate construction	—	—	—	3,035	3,035	11,067
Real estate mortgage:
1-4 family residential	2,282	652	373	1,065	4,372	165,827
Multi-family residential	—	—	—	311	311	11,201
Non-farm & non-residential	90	—	—	1,589	1,679	111,761
Agricultural	655	—	426	894	1,975	67,831
Consumer	171	21	42	85	319	17,123
Other	—	—	—	—	—	337

Total	$3,214	$673	$841	$7,024	$11,752	$418,223

Troubled Debt Restructurings:

The Company has allocated $550 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013.  The Company allocated $663 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2012.  The Company has not committed to lend additional amounts as of September 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.  There were no troubled debt restructuring for which there was a payment default within twelve months following the modification during the periods ending September 30, 2013 and 2012.

No loans were modified as troubled debt restructurings during the nine months and three months ending September 30, 2013.  Two loans were modified as troubled debt restructurings during the nine months and three months ending September, 30, 2012.

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

As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of September 30,2013		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$34,675	$1,650	$299	$—
Real estate construction	8,343	1,753	—	—
Real estate mortgage:
1-4 family residential	177,116	10,578	6,803	10
Multi-family residential	12,301	1,598	468	—
Non-farm & non-residential	117,581	5,242	1,977	—
Agricultural	54,356	8,930	3,826	—

Total	$404,372	$29,751	$13,373	$10

As of December 31, 2012		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$31,419	$1,362	$350	$6
Real estate construction	4,394	6,674	3,035	—
Real estate mortgage:
1-4 family residential	149,104	12,242	8,827	26
Multi-family residential	9,305	1,812	394	—
Non-farm & non-residential	105,170	3,593	4,677	—
Agricultural	56,516	3,569	9,718	2

Total	$355,908	$29,252	$27,001	$34

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $37 thousand at September 30, 2013 and $127 thousand at December 31, 2012.

4.  REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Nine Months Ended
	2013	2012
	(in thousands)

Beginning of year	$4,168	$8,296
Additions	542	2,257
Sales	(1,238)	(3,565)
Additions to valuation allowance, net	79	(381)
Recovery from sale in valuation allowance	207	376

End of period	$3,758	$6,983

Activity in the valuation allowance was as follows:

	Nine Months Ended
	2013	2012
	(in thousands)

Beginning of year	$1,668	$1,332
Additions to valuation allowance, net	(79)	381
Recovery from sale	(207)	(376)

End of period	$1,382	$1,337

Expenses related to foreclosed assets include:

	Nine Months Ended
	2013	2012
	(in thousands)

Net loss (gain) on sales	$(25)	$153
Additions to valuation allowance, net	(79)	381
Operating expenses (receipts), net of rental income	132	639

Repossession expenses, net	53	1,020

End of period	$28	$1,173

5.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

	Nine Months Ended
	September 30
	2013	2012
	(in thousands)

Basic Earnings Per Share
Net Income	$4,861	$5,094
Weighted average common shares outstanding	2,705	2,706
Basic earnings per share	$1.80	$1.88

Diluted Earnings Per Share
Net Income	$4,861	$5,094
Weighted average common shares outstanding	2,705	2,706
Add dilutive effects of assumed vesting of stock grants	4	1
Weighted average common and dilutive potential common shares outstanding	2,709	2,707
Diluted earnings per share	$1.80	$1.88

	Three Months Ended
	September 30
	2013	2012
	(in thousands)

Basic Earnings Per Share
Net Income	$1,367	$1,698
Weighted average common shares outstanding	2,705	2,706
Basic earnings per share	$0.51	$0.63

Diluted Earnings Per Share
Net Income	$1,367	$1,698
Weighted average common shares outstanding	2,705	2,706
Add dilutive effects of assumed vesting of stock grants	4	1
Weighted average common and dilutive potential common shares outstanding	2,709	2,707
Diluted earnings per share	$0.51	$0.63

Stock options for 19,100 shares of common stock for nine and three months ended September 30, 2013 and 29,160 shares of common stock for the nine and three months ended September 30, 2012 were excluded from diluted earnings per share because their impact was antidilutive.  Restricted stock grants of 16,669 shares of common stock for the nine and three months ended September 30, 2013 and 14,354 shares of common stock for the nine and three months ended September 30, 2012 were excluded from diluted earnings per share because their impact was antidilutive.

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

The combined summary of activity for 2013 in the expired Stock Option Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	28,460	$29.86
Granted	—	—
Forfeited or expired	(9,360)	26.56
Exercised	—	—
Outstanding, end of period	19,100	$31.50	14.8 months	$—

Vested and expected to vest	19,100	$31.50	14.8 months	$—

Exercisable, end of period	19,100	$31.50	14.8 months	$—

As of September 30, 2013, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under either Stock Option Plan.  Since both Stock Option Plans have expired, as of September 30, 2013, no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  We issued 6,065 shares during 2013 and 5,615 shares during 2012.  There were 65 shares forfeited during the first nine months of 2013 and 30 shares forfeited during the first nine months of 2012.  As of September 30, 2013, the restricted stock grant plan allows for additional restricted stock share awards of up to 12,310 shares.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2013	14,739	$267,658	$18.16
Granted	6,065	112,203	18.50
Vested	(4,137)	(80,283)	19.41
Forfeited	(65)	(1,203)	18.50

Nonvested at September 30, 2013	16,602	$298,375	$17.97

As of September 30, 2013, there was $258,722 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  We issued 900 stock grants during the first nine months of 2013 and no shares during 2012.  As of September 30, 2013, 149,100 shares are still available for issuance.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2013	—	$—	$—
Granted	900	20,880	23.20
Vested	—	—	—
Forfeited	—	—	—

Nonvested at September 30, 2013	900	$20,880	$23.20

As of September 30, 2013, there was $18,444 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

7.  OTHER BORROWINGS

The promissory note payable the Company had outstanding at December 31, 2012 in the principal amount of $500,000 was paid in full during the second quarter of 2013.  The $5 million revolving promissory note is scheduled to mature July 27, 2014.  The Company has no outstanding balances at September 30, 2013.

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

	Fair Value Measurements at September 30, 2013 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$70,459	$—	$70,459	$—
States and municipals	81,450	—	81,450	—
Mortgage-backed - residential	58,139	—	58,139	—
Equity securities	293	293	—	—
Total	$210,341	$293	$210,048	$—

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$48,831	$—	$48,831	$—
States and municipals	82,607	—	82,607	—
Mortgage-backed - residential	61,037	—	61,037	—
Equity securities	305	305	—	—
Total	$192,780	$305	$192,475	$—

There were no transfers between level 1 and level 2 during 2013 or 2012.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2013 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$—	$—	$—	$—
Real Estate Mortgage:
1-4 family residential	765	—	—	765
Multi-family residential	212	—	—	212
Non-farm & non-residential	482	—	—	482
Other real estate owned:
Residential	2,156	—	—	2,156

Loan servicing rights	325	—	—	325

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real estate construction	$2,535	$—	$—	$2,535
Real Estate Mortgage:
1-4 family residential	1,255	—	—	1,255
Multi-family residential	164	—	—	164
Non-farm & non-residential	2,025	—	—	2,025
Agricultural	4,839	—	—	4,839

Other real estate owned:
Residential	2,539	—	—	2,539
Loan servicing rights	529	—	—	529

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.5 million, which includes a valuation allowance of $205 thousand at September 30, 2013.  During the first nine months of 2013, three new loans became impaired resulting in an additional provision for loan losses of $160 thousand.  The total allowance for specific impaired loans decreased $703 thousand for the nine months ending September 30, 2013 and $92 thousand for the three months ending September 30, 2013.  The decrease in the total allowance for impaired loans for the first nine months ending September 30, 2013 is mostly attributed to one impaired loan being charged during the second quarter which had a specific reserve of $503 thousand at December 31, 2012.  For the three months ending September 30, 2013, two new loans became impaired resulting in an additional provision for loan losses of $84 thousand.  The loan loss provision for the nine months ending September 30, 2013 is $850 thousand and $250 thousand for the three months ending September 30, 2013.  The loan loss provision for the nine months ending September 30, 2012 was $1.6 million and $600 thousand for the three months ending September 30, 2012.  The allowance for specific impaired loans for the nine months ending September 30, 2012 decreased $198 thousand and increased $28 thousand for the three months ending September 30, 2012.  The decreases in the loan loss provision for impaired loans are the result of declining impaired loan balances.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $2.1 million, which is made up of the outstanding balance of $3.5 million, net of a valuation allowance of $1.4 million at September 30, 2013.  Net write-downs of other real estate owned properties were a recovery of $79 thousand for the nine months ending September 30, 2013 and a net recovery of $69 thousand for the three months ending September 30,2013.  Net write-downs of other real estate owned properties totaled $381 thousand for the nine months ending September 30, 2012 and $362 thousand for the three months ending September 30, 2012.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $325 thousand, which is made up of the outstanding balance of $515 thousand, net of a valuation allowance of $190 thousand at September 30, 2013, resulting in a net recovery of prior write-downs of $24 thousand for the nine months ending September 30, 2013 and a recovery of prior write-downs of $89 thousand for the three months ending September 30, 2013.  The valuation adjustment to the mortgage loan servicing rights was a net-write-down of $29 thousand for the nine months ending September 30, 2012 and a write-down of $69 thousand for the three months ending September 30, 2012.  At December 31, 2012, loan servicing rights were carried at their fair value of $529 thousand, which is made up of the outstanding balance of $743 thousand, net of a valuation allowance of $214 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:

				Range
	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	765	sales comparison	adjustment for	0%-99%
			differences	(7)%
			between the
			comparable sales
Multi-family residential	212	sales comparison	adjustment for	12%-32%
			differences	(8)%
			between the
			comparable sales
Non-farm & non-residential	482	sales comparison	adjustment for	0%-100%
			differences	(26)%
			between the
			comparable sales
Other real estate owned:
Residential	2,156	sales comparison	adjustment for	0%-30%
			differences	(7)%
			between the
			comparable sales
		income approach	capitalization rate	12%-12%
				(12)%
Loan Servicing Rights	325	discounted cash	constant prepayment	1%-30%
		flow	rates	(12)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2013 and December 31, 2012 are as follows:

Fair Value Measurements at September 30, 2013 Using:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$18,667	$18,667	$—	$—	$18,667
Securities	210,341	293	210,048	—	210,341
Mortgage loans held for sale	912	—	917	—	917
Loans, net	459,365	—	—	459,392	459,392
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,755	—	1,300	2,455	3,755
Financial liabilities
Deposits	$573,486	$385,356	$190,124	$—	$575,480
Securities sold under agreements to repurchase and other borrowings	9,939	—	10,028	—	10,028
Federal Funds Purchased	7,439	7,439			7,439
FHLB advances	68,579	—	64,819	—	64,819
Subordinated Debentures	7,217	—	—	7,212	7,212
Interest payable	744	—	735	9	744

Fair Value Measurements at December 31, 2012 Using:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$31,764	$31,764	$—	$—	$31,764
Securities	192,780	305	192,475	—	192,780
Mortgage loans held for sale	486	—	500	—	500
Loans, net	423,928	—	—	422,920	422,920
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,946	—	1,138	2,808	3,946
Financial liabilities
Deposits	$590,425	$401,164	$191,732	$—	$592,896
Securities sold under agreements to repurchase and other borrowings	4,315	—	4,314	—	4,314
FHLB advances	17,449	—	18,806	—	18,806
Subordinated Debentures	7,217	—	—	7,261	7,261
Interest payable	610	—	601	9	610

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

9.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (1)  (unaudited)

(in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Nine Months Ending September 30
	2013	2012

Beginning Balance	$4,283	$3,770

Unrealized holding gains (losses) for the period, net of tax	(7,020)	2,104

Reclassification adjustment for:

Securities gains realized in income	(774)	(887)
Income taxes	(263)	(302)
	(511)	(585)

Net current period other comprehensive income	(7,531)	1,519

Ending balance	$(3,248)	$5,289

(1)         All amounts are net of tax.

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ending September 30
	2013	2012

Beginning Balance	$(1,693)	$5,047

Unrealized holding gains (losses) for the period, net of tax	(1,555)	649

Reclassification adjustment for:

Securities gains realized in income	—	(616)
Income taxes	—	(209)
	—	(407)

Net current period other comprehensive income	(1,555)	242

Ending balance	$(3,248)	$5,289

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

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These statements are not historical facts, but rather statements based on our current expectations regarding our business strategies and their intended results and our future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “potential,” “may,” and similar expressions.

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

Summary

The Company recorded net income of $4.9 million, or $1.80 basic earnings and diluted earnings per share for the first nine months ending September 30, 2013 compared to $5.1 million or $1.88 basic earnings and diluted earnings per share for the nine month period ended September 30, 2012.  The first nine months earnings reflect a decrease of 4.6% compared to the same time period in 2012.  The decrease in earnings is largely due to a decrease of $147 thousand in net interest income, a decrease of $241 thousand in service charge income, a decrease of $113 thousand in gains on sold securities, a loss of $100 thousand on the sale of fixed assets, an increase of $1.2 million in salaries and benefits, an increase of $169 thousand in legal and professional fees, an increase of $134 thousand in data processing and an increase of $121 thousand in marketing and advertising expenses.  These adverse changes to net income during 2013 were partially offset by a decrease of $750 thousand in the loan loss provision, an increase of $110 thousand in brokerage income, a decrease of $967 thousand in repossession expense and a decrease of $178 thousand in losses on foreclosed properties.  The earnings for the three months ending September 30, 2013 were $1.4 million, or $0.51 basic and diluted earnings per share compared to $1.7 million or $0.63 basic and diluted earnings per share for the three month period ending September 30, 2012.  The earnings for the three month period in 2013 reflect a 19.5% decrease compared to the same time period in 2012.  During the second quarter of 2013, the Bank opened a new branch in Lexington, KY.  As expected, additional expenses were incurred with the opening of the new location which did affect short-term earnings.  However, management believes this expansion will increase long-term earnings and shareholder equity.

Return on average assets was 0.90% for the nine months ending September 30, 2013 and 1.00% for the nine months ending September 30, 2012.  Return on average assets was 0.75% for the three months ended September 30, 2013 and 1.00% for the three months ending September 30, 2012.  Return on average equity was 9.0% for the nine month period ending September 30, 2013 and 9.5% for the nine month period ending September 30, 2012.  Return on average equity was 8.0% for the three months ending September 30, 2013 and 9.3% for the same time period in 2012.

Gross Loans increased $34.9 million from $430.0 million on December 31, 2012 to $464.9 million on September 30, 2013.  The overall increase is mostly attributed to an increase of $24.3 million in 1-4 family residential properties, an increase of $11.4 million in non-farm and non-residential properties, an increase of $2.9 million in multi-family residential properties and an increase of $3.5 million in commercial loans.  Real estate construction loan balances decreased $4.0 million and agricultural loan balances decreased $2.7 million.  Included in the decrease in agricultural loans is a decrease of $2.2 million in loans associated with the tobacco buyout program which is attributed to contractual payments received on these loans during the first quarter of 2013.  Further, the decrease in real estate construction loans is mostly attributed to one loan customer whose loan had an outstanding balance of approximately $3.0 million at December 31, 2012 and a $0 balance at September 30, 2013.  The decrease in this loan balance is attributed to receiving payments of approximately $2.5 million and charging off $578 thousand which was reserved for at December 31, 2012.

Total deposits decreased from $590.4 million on December 31, 2012 to $573.5 million on September 30 2013, a decrease of $16.9 million.  Non-interest bearing demand deposit accounts increased $8.2 million from December 31, 2012 to September 30, 2013.  Time deposits $100 thousand and over increased $2.0 million and other interest bearing deposit accounts decreased $27.2 million from December 31, 2012 to September 30, 2013.  Public fund accounts decreased $31.3 million from December 31, 2012 to September 30, 2013.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax monies collected during the fourth quarter and then withdrawn from the Bank in the following months.

Borrowings from the Federal Home Loan Bank increased $51.1 million from December 31, 2012 to September 30, 2013.  The increase includes an increase of $15.0 million in short-term advances and an increase of $36.1 million in long-term advances.  The $15 million in short-term advances outstanding at September 30, 2013 had an original maturity of 28 days.  The increase of $36.1 million in long-term advances is attributed to funding the growth in the Banks’ loan portfolio and strategically locking in long-term funding with historically low interest rates.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $18.4 million for the nine months ending September 30, 2013 compared to $18.5 million for the nine months ending September 30, 2012, a decrease of 0.8%.  The interest spread, excluding tax equivalent adjustments was 3.64% for the first nine months of 2013 and down from 3.97% reported for the same period in 2012, a decrease of 33 basis points.  Rates have remained fairly low in the past year.  For the first nine months ending September 30, 2013, the cost of total deposits was 0.39% compared to 0.46% for the same time period in 2012.  Increasing non-interest bearing deposit accounts and lower rates on certificates of deposit accounts have helped to lower the cost of deposits.  Net interest income was $6.2 million for the three months ending September 30, 2013 compared to $6.1 million for the three months ending September 30, 2012, an increase of 2.8%.  The interest spread, excluding tax equivalent adjustments, was 3.60% for the three month period ending September 30, 2013 compared to 3.91% for the three month period in 2012, a decrease of 39 basis points.

For the first nine months, the yield on assets decreased from 4.60% in 2012 to 4.17% in 2013, excluding tax equivalent adjustments.  The yield on loans decreased 42 basis points in the first nine months of 2013 compared to 2012 from 5.64% to 5.22%.  The yield on securities decreased 35 basis points in the first nine months of 2013 compared to 2012 from 2.68% in 2012 to 2.33% in 2013.  The cost of liabilities decreased from 0.62% in 2012 to 0.52% in 2013.  Year to date average loans, excluding overdrafts, increased $21.5 million, or 5.2% from September 30, 2012 to September 30, 2013.  Loan interest income decreased $553 thousand for the first nine months of 2013 compared to the first nine months of 2012.  Year to date average total deposits increased from September 30, 2012 to September 30, 2013, up $38.4 million or 7.1%.  Year to date average interest bearing deposits increased $29.2 million, or 6.9%, from September 30, 2012 to September 30, 2013.  Deposit interest expense decreased $188 thousand for the first nine months of 2013 compared to the same period in 2012.  Year to date average borrowings increased $1.2 million, or 2.8% from September 30, 2012 to September 30, 2013.  Interest expense on borrowed funds decreased $188 thousand for the first nine months of 2013 compared to the same period in 2012.

The volume rate analysis for the nine months ending September 30, 2013 which follows indicates that $2.5 million of the decrease in interest income is attributable to a decrease in interest rates, while the change in volume contributed to an increase of $2.0 million in interest income.   The average rate of the Company’s total outstanding deposits and borrowing liabilities decreased from 0.62% in 2012 to 0.52% in 2013.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $431 thousand in interest expense, while the change in volume was responsible for a $55 thousand increase in interest expense.  As a result, the decrease in net interest income for the first nine months in 2013 is mostly attributed to lower rates earned in the Company’s loan and security portfolios.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2013.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	Nine Months Ending
	2013 vs. 2012
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$1,250	$(1,804)	$(554)
Investment Securities	728	(688)	40
Other	(10)	1	(9)
Total Interest Income	1,968	(2,491)	(523)
INTEREST EXPENSE
Deposits
Demand	54	(72)	(18)
Savings	16	(7)	9
Negotiable Certificates of Deposit and Other Time Deposits	(26)	(153)	(179)
Securities sold under agreements to repurchase and other borrowings	117	(110)	7
Federal Home Loan Bank advances	(106)	(89)	(195)
Total Interest Expense	55	(431)	(376)
Net Interest Income	$1,913	$(2,060)	$(147)

Non-Interest Income

Non-interest income decreased $294 thousand for the nine months ending September 30, 2013, compared to the same period in 2012, to $7.8 million.  For the three month period ending September 30, 2013 compared to the three months ending September 30, 2012, total non-interest income decreased $746 thousand.  The decrease for the nine month period ending September 30, 2013 was primarily due to a decrease of $188 thousand in overdraft income, a decrease of $113 thousand in gains on sold securities and a decrease of $114 thousand in gains on the sale of fixed assets.  In 2013, the Bank sold a former branch building and incurred a loss of $100 thousand which is netted in gains on the sale of fixed assets and included in income.  Increases to non-interest income for the first nine months of 2013 compared to the first nine months of 2012 included an increase of $110 thousand in brokerage income.

The gain on the sale of mortgage loans decreased from $1.5 million in the first nine months of 2012 to $1.4 million during the first nine months of 2013, a decrease of $42 thousand.  For the three months ending September 30, 2013 compared to the same time period in 2012, the gain on the sale of mortgage loans decreased $334 thousand.  The volume of loans originated to sell during the first nine months of 2013 decreased $1.3 million compared to the same time period in 2012.  For the three months ending September 30, 2013, the volume of loans originated for sale decreased $7.1 million compared to the same three months in 2012.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization expense, was $64 thousand for the nine months ending September 30, 2013 compared to $29 thousand for the nine months ending September 30, 2012 an increase of $35 thousand.  For the three month period ending September 30, 2013, loan service fee income, net of amortization and impairment expense, was $100 thousand compared to a loss of $54 thousand for the same time period one year ago.  During the first nine months of 2013, the adjustment to the carrying value of the mortgage servicing right was a positive net amount of $24 thousand, as the fair value of this asset increased.  Of this, a negative valuation adjustment of $73 thousand was recorded in the first quarter of 2013, a positive valuation adjustment of $8 thousand was recorded during the second quarter of 2013 and a positive valuation adjustment of $89 thousand was recorded during the third quarter of 2013.  For the nine months ending September 30, 2012, the carrying value of the mortgage servicing right had a negative valuation adjustment in the amount of $29 thousand with a $63 thousand positive valuation adjustment recorded during the first quarter of 2012, a $23 thousand negative valuation adjustment recorded during the second quarter of 2012 and a $69 thousand negative valuation adjustment recorded during the third quarter of 2012.

Non-Interest Expense

Total non-interest expenses increased $566 thousand for the nine month period ending September 30, 2013 compared to the same period in 2012.  For the three month period ending September 30, 2013 compared to the three months ending September 30, 2012, total non-interest expense increased $238 thousand.

For the comparable nine month periods, salaries and benefits increased $1.2 million, an increase of 12.6%.  The increase is attributed largely to additional personnel and normal pay increases at the beginning of 2013.  The number of full time equivalent employees at September 30, 2013 was 218 compared to 202 one year ago.  Salaries and employee benefits increased $546 thousand for the three month period ending September 30, 2013 compared to the same time period in 2012.

Occupancy expenses increased $129 thousand to $2.4 million for the first nine months of 2013 compared to the same time period in 2012.  Occupancy expenses increased $68 thousand for the three month period ending September 30, 2013 compared to the same time period in 2012.

Legal and professional fees increased $169 thousand for the first nine months ending September 30, 2013 compared to the same time period in 2012.  Legal and professional fees increased $151 thousand for the three month period ending September 30, 2013 compared to the same time period in 2012.  Legal and professional fees increased during 2013 mostly due to additional professional services obtained by the Company during the year and early cancellation of a contract the Company had.  Repossession expenses decreased $967 thousand for the first nine months ending September 30, 2013 compared to the same time period in 2012 and decreased $482 thousand for the three months ending September 30, 2013 compared to the same time period one year ago.  Repossession expenses are reported net of rental income earned on repossessed properties.  Repossession expenses were lower in the first nine months of 2013 when compared to the same time period in 2012 due to the Company selling many of the properties included in other real estate owned.  FDIC insurance expense decreased $48 thousand for the nine months ending September 30, 2013 compared to the same time period in 2012 and $24 thousand for the three months ending September 30, 2013 compared to the same time period one year ago.

Income Taxes

The effective tax rate for the nine months ended September 30, 2013 was 18.6% compared to 18.2% in 2012.  The effective tax rate for the three months ending September 30, 2013 was 15.0% compared to 18.2% for the three months ending September 30, 2012.  These rates are less than the statutory rate as a result of the tax-free securities and loans and tax credits generated by certain investments held by the Company.  The effective tax rate for the nine months ending September 30, 2013 is slightly higher due to a decrease in tax-exempt income.  Tax-exempt interest income decreased $189 thousand for the first nine months of 2013 compared to the first nine months of 2012.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the nine months ending September 30, 2013, the Company averaged $80.3 million in tax free securities and $17.6 million in tax free loans.  As of September 30, 2013, the weighted average remaining maturity for the tax free securities is 135 months, while the weighted average remaining maturity for the tax free loans is 168 months.

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

Cash and cash equivalents were $18.7 million as of September 30, 2013 compared to $31.8 million at December 31, 2012.  The decrease in cash and cash equivalents is attributed to a decrease of $13.1 million in cash and due from banks.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $210.3 million at September 30, 2013 compared to $192.8 million at December 31, 2012.  The available for sale securities are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first nine months of 2013, deposits decreased $16.9 million. The Company’s investment portfolio increased $17.6 million and the Company’s loan portfolio increased $34.9 million.  The borrowed funds the Company has with the Federal Home Loan Bank increased $51.1 million and federal funds purchased increased $7.4 million from December 31, 2012 to September 30, 2013.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of September 30, 2013, we have sufficient collateral to borrow an additional $60 million from the Federal Home Loan Bank.  In addition, as of September 30, 2013, $12 million is available in overnight borrowing through various correspondent banks and the Company has access to $246 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of September 30, 2013 and December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
September 30, 2013
Consolidated

Total Capital (to Risk-Weighted Assets)	$71,787	14.4%	$39,873	8%	$N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	66,201	13.3	19,937	4	N/A	N/A
Tier I Capital (to Average Assets)	66,201	9.2	28,712	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$70,736	14.2%	$39,862	8%	$49,827	10%
Tier I Capital (to Risk-Weighted Assets)	65,150	13.3	19,931	4	29,896	6
Tier I Capital (to Average Assets)	65,150	9.3	28,702	4	35,878	5

December 31, 2012
Consolidated
Total Capital (to Risk-Weighted Assets)	$67,956	14.5%	$37,385	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	62,095	13.3	18,692	4	N/A	N/A
Tier I Capital (to Average Assets)	62,095	9.2	27,050	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$67,522	14.5%	$37,383	8%	$46,729	10%
Tier I Capital (to Risk-Weighted Assets)	61,661	13.2	18,692	4	28,037	6
Tier I Capital (to Average Assets)	61,661	9.1	27,040	4	33,800	5

Non-Performing Assets

As of September 30, 2013, our non-performing assets totaled $15.3 million or 2.06% of assets compared to $19.3 million or 2.75% of assets at December 31, 2012 (See table below.)  The Company experienced a decrease of $2.8 million in non-accrual loans from December 31, 2012 to September 30, 2013.  As of September 30, 2013, non-accrual loans include $1.5 million in loans secured by non-farm and non-residential properties, $1.4 million in loans secured by 1-4 family properties, $995 thousand in loans secured by agricultural properties, $288 thousand in loans secured by multi-family residential properties and $37 thousand in consumer loans.  Real estate loans composed 99.1% of the non-performing loans as of September 30, 2013 and 97.7% as of December 31, 2012.  Forgone interest income on non-accrual loans totaled $120 thousand for the first nine months of 2013 compared to forgone interest of $273 thousand for the same time period in 2012.  Accruing loans that are contractually 90 days or more past due as of September 30, 2013 totaled $173 thousand compared to $841 thousand at December 31, 2012, a decrease of $668 thousand.  The total nonperforming and restructured loans decreased $3.6 million from December 31, 2012 to September 30, 2013, resulting in a decrease in the ratio of nonperforming and restructured loans to loans of 103 basis points to 2.48%.  In addition, the amount the Company has booked as “Other Real Estate” decreased $410 thousand from December 31, 2012 to September 30, 2013.  As of September 30, 2013, the amount recorded as “Other Real Estate” totaled $3.8 million compared to $4.2 million at December 31, 2012.  During the first nine months of 2013, $542 thousand was added to Other Real Estate properties while $1.0 million in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and Other Real Estate Owned increased from 31% at December 31, 2012 to 36% at September 30, 2013.

Nonperforming and Restructured Assets

	9/30/13	12/31/12
	(in thousands)

Non-accrual Loans	$4,273	$7,024
Accruing Loans which are Contractually past due 90 days or more	173	841
Accruing Troubled Debt Restructurings	7,067	7,227
Total Nonperforming and Restructured Loans	11,513	15,092
Other Real Estate	3,758	4,168
Total Nonperforming and Restructured Loans and Other Real Estate	$15,271	$19,260
Nonperforming and Restructured Loans as a Percentage of Loans	2.48%	3.51%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	2.06%	2.75%
Allowance as a Percentage of Period-end Loans	1.18%	1.41%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	36%	31%

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

Provision for Loan Losses

The loan loss provision for the first nine months of 2013 was $850 thousand compared to $1.6 million for the first nine months of 2012.  The loan loss provision was $250 thousand for the three months ending September 30, 2013 compared to $600 thousand for the three months ending September 30, 2012.  Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions.  The average loss rates are reviewed for trends in the analysis, as well as comparisons to peer group loss rates.  Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type.  Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types.  As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Nonperforming loans and restructured loans decreased $3.6 million since December 31, 2012 to $11.5 million as of September 30, 2013.  Other real estate properties owned decreased $410 thousand over this same time period.  Additions to Other real estate properties totaled $542 thousand while sales totaled $1.0 million.

The September 30, 2013 unallocated allowance of $550 thousand increased slightly from the December 31, 2012 balance of $532 thousand.

Net charge-offs were $1.4 million for both the nine months ending September 30, 2013 and the nine months ending September 30, 2012.  Net charge-offs were $246 thousand for the three months ending September 30, 2013 and $372 thousand for the three months ending September 30, 2012.  Of the $1.4 million in net charge-offs recorded during the first nine months of 2013, $755 thousand had been reserved for prior to 2013.  Because the Company had specific allowances for these expected loan charge-offs, it was not necessary to increase the allowance for loan losses when these loan balances were actually charged off.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Further, the growth the Company has experienced in our loan portfolio, particularly in 1-4 family residential loans,  is attributed to passing grade loans and do not require additional reserves as of September 30, 2013.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

	Nine Months Ended September 30
	(in thousands)
Loan Losses	2013	2012

Balance at Beginning of Period	$6,047	$5,842
Amounts Charged-off:
Commercial	12	—
Real Estate Construction	578	73
1-4 family residential	186	907
Multi-family residential	161	52
Non-farm & non-residential	99	64
Agricultural	109	15
Consumer and other	811	652
Total Charged-off Loans	1,956	1,763
Recoveries on Amounts Previously Charged-off:
Commercial	28	24
Real Estate Construction	21	14
1-4 family residential	58	14
Multi-family residential	103	1
Non-farm & non-residential	18	—
Agricultural	22	5
Consumer and other	310	280
Total Recoveries	560	338
Net Charge-offs	1,396	1,425
Provision for Loan Losses	850	1,600
Balance at End of Period	5,501	6,017
Loans
Average	439,317	417,053
At September 30	465,128	426,517
As a Percentage of Average Loans:
Net Charge-offs for the period	0.32%	0.34%
Provision for Loan Losses for the period	0.19%	0.38%
Allowance as a Multiple of Net Charge-offs (annualized)	3.0	3.2

	Three Months Ended September 30
	(in thousands)
Loan Losses	2013	2012

Balance at Beginning of Period	$5,497	$5,789
Amounts Charged-off:
Commercial	—	—
Real Estate Construction	—	—
1-4 family residential	45	295
Multi-family residential	—	—
Non-farm & non-residential	99	—
Agricultural	23	—
Consumer and other	250	185
Total Charged-off Loans	417	480
Recoveries on Amounts Previously Charged-off:
Commercial	—	24
Real Estate Construction	—	14
1-4 family residential	2	6
Multi-family residential	64	—
Non-farm & non-residential	—	—
Agricultural	19	1
Consumer and other	86	63
Total Recoveries	171	108
Net Charge-offs	246	372
Provision for Loan Losses	250	600
Balance at End of Period	5,501	6,017
Loans
Average	459,623	422,989
At September 30	465,128	426,517
As a Percentage of Average Loans:
Net Charge-offs for the period	0.05%	0.09%
Provision for Loan Losses for the period	0.05%	0.14%
Allowance as a Multiple of Net Charge-offs (annualized)	5.6	4.0

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

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of September 30, 2013, the projected percentage changes are within limits approved by our Board of Directors (“Board”).  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  This period’s volatility is slightly higher in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of September 30, 2013 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	– 300	– 100	Rates	+ 100	+ 300

Year One (10/13 - 9/14)
Net interest income	$22,921	$23,641	$24,482	$24,915	$25,048
Net interest income dollar change	(1,562)	(842)	N/A	432	566
Net interest income percentage change	–6.4%	–3.4%	N/A	1.8%	2.3%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of September 30, 2012 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

			Level
Change in basis points:	– 300	– 100	Rates	+ 100	+ 300

Year One (10/12 - 9/13)
Net interest income	$23,193	$24,136	$24,813	$25,003	$25,218
Net interest income dollar change	(1,499)	(677)	N/A	190	405
Net interest income percentage change	–6.1%	–2.7%	N/A	0.76%	1.63%

Board approved limit	>-10.0%	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from September 30, 2013, year one reflected a decline in net interest income of 3.4% with a 100 basis point decline compared to the 2.7% decline in 2012.  The 100 basis point increase in rates reflected a 1.8% increase in net interest income in 2013 compared to an increase of 0.8% in 2012.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the September 30, 2013 balance sheet, a 100 basis point increase in rates results in a 6.8% decrease in EVE.  A 100 basis point decrease in rates results in a 1.8% decrease in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

7/1/13 — 7/31/13	188	$25.00	188	92,724 shares

8/1/13 — 8/31/13	—	—	—	92,724 shares

9/1/13 — 9/30/13	1,700	26.59	1,700	91,024 shares

Total	—	—	—	91,024 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through September 30, 2013, 308,976 shares have been purchased.

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

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 13, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income and Comprehensive Income for the nine and three months ended September 30, 2013 and September 30, 2012, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 and (v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	11/13/13	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	11/13/13	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer