Form 10-K
period 2013-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2014-03-28
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2013 was approximately $40.8 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 20, 2014:  2,721,114.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2014 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky.  Kentucky Bank has its main office in Paris (Bourbon County), with additional offices in Paris, Cynthiana (Harrison County), Georgetown (Scott County), Lexington (Fayette), Morehead (Rowan County), Nicholasville (Jessamine County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County).  The deposits of Kentucky Bank are insured up to prescribed limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

The Company had total assets of $770.6 million, total deposits of $617.4 million and stockholders’ equity of $67.7 million as of December 31, 2013.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky  40361, and the telephone number at that address is (859) 987-1795.

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

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 86% of which are secured by real estate at December 31, 2013.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

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

Market Served.  We primarily conduct our business in the Commonwealth of Kentucky.  Our primary market areas consist of Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties in Kentucky.  In October 2013, we filed a branch application for Richmond, Kentucky with the FDIC and received regulatory approval.  The branch opened in the first quarter of 2014.  Per capita personal income for Kentucky increased from $33,989 in 2011 to $35,643 in 2012, according to the Bureau of Labor Statistics.  The Bureau of Labor Statistics reports that the unemployment rate in Kentucky has shown some improvement.  The unemployment rate in Kentucky is 8.0% for December of 2013, compared to 8.1% for December of 2012.

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

Financing Corporation (“FICO”) Assessments.  FICO assessment costs were $41 thousand in 2013, $40 thousand in 2012 and $47 thousand for 2011.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2017 through 2019.

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

•                  a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000;

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

Volcker Rule: On December 10, 2013, in implementing section 619 of the Dodd-Frank Act, the final Volcker Rule was approved by the OCC, the Federal Reserve, the FDIC, the SEC, and the Commodities Futures Trading Commission (“CFTC”). The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities. U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. The Company does not believe the Volcker Rule will have a significant effect on operations.

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

Employees

At December 31, 2013, the number of full time equivalent employees of the Company was 208.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters is located at 339 Main Street, Paris, KY 40361, which it owns.  The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361.  In addition, Kentucky Bank serves customer needs at 12 other locations.  All locations offer a full range of banking services.  Kentucky Bank owns all of the properties at which it conducts its business.  The Company owns approximately 100,000 square feet of office space and leases approximately 9,600 square feet of office space.

Note 6 to the Company’s audited and consolidated financial statements included in Item 8 (“2013 Consolidated Financial Statements and Notes”) contains additional information relating to amounts invested in premises and equipment.

Kentucky Bank Banking Offices

401 Main Street, Paris, KY 40361

2021 South Main Street, Paris, KY 40361

24 West Lexington Avenue, Winchester, KY 40391

1975 By Pass Road, Winchester, KY 40391

144 South KY 7, Sandy Hook, KY 41171

360 East Vine Street, Suite 100, Lexington, KY 40507

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

Kentucky Bancshares, Inc. (the “Company”) terminated the Kentucky Bancshares, Inc. Retirement Plan and Trust (the “Plan”) in a standard termination, with a termination date of December 31, 2008.  Prior to such termination, the Pension Protection Act of 2006 (“PPA”) had amended Internal Revenue Code (“IRC”) Section 417(e)(3) in part by changing the definition of “applicable interest rate” in a manner that in most cases (when combined with other changes to IRC Section 417(e)(3)) would result in a decrease in the value of a participant’s or beneficiary’s plan benefits under pension plans such as the Company’s Plan with the new definition applicable (for most plans, including the Plan) to lump sums with annuity starting dates in or after the 2008 plan year.  The Plan had determined in mid-2008 to comply with IRC Section 417(e)(3), as amended by PPA, by using the assumptions governing minimum lump sums, rather than by using the pre-PPA minimum lump sum assumptions, and operated the Plan in compliance with that decision.  As permitted by the IRC, the Plan was amended on February 24, 2009 (after the termination of the Plan on December 31, 2008) to formalize that decision in accordance with Section 1107 of PPA.

The Internal Revenue Service issued a favorable determination as to the Plan termination in July 2010.  Subsequent to Plan termination and distributions to Plan participants, the Plan was selected for audit by the PBGC.  The PBGC asserted that the February, 2009 amendment to the Plan violated PBGC Regulation Section 4041.8(a) because the amendment served to lower benefits to Plan beneficiaries.  The PBGC filed a Complaint in May 2013 in United States District Court (Eastern District of Kentucky) to require the Company to make additional distributions to Plan beneficiaries.  On March 17, 2014, the United States District Court (Eastern District of Kentucky) issued an Opinion and Order entering judgment in favor of the PBGC and ruling that the Company must comply with the PBGC’s determination respecting the Plan.  The Company is appraising its options with respect to this judgment, including an appeal of the decision.  However, in light of the court’s opinion, the Company has now accrued approximately $1.6 million as of December 31, 2013 for this matter.  After taking into account income tax adjustments and indemnification undertakings from professionals who assisted the Company in the termination of the Plan, the impact is an approximate $470,000 decrease to the net income disclosed on Form 8-K filed by the Company on January 31, 2014.  Moreover, in the event the subject court decision is not overturned, the Company believes it has claims for further contribution towards payment of this liability from professionals who assisted the Company in the termination of the Plan.

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

		High	Low	Dividend

2013	Quarter 4	$26.25	$24.15	$0.24
	Quarter 3	27.67	24.75	0.24
	Quarter 2	25.00	23.03	0.24
	Quarter 1	24.50	18.50	0.24
2012	Quarter 4	$21.10	$17.96	$0.23
	Quarter 3	23.00	20.27	0.23
	Quarter 2	23.90	20.20	0.23
	Quarter 1	23.49	19.05	0.23

Note 16 to the Company’s 2013 Consolidated Financial Statements and Notes included Item 8 contains additional information relating to amounts available to be paid as dividends.

Holders

As of December 31, 2013 the Company had 2,717,434 shares of Common Stock outstanding and approximately 517 holders of record of its Common Stock.

Dividends

During 2013 and 2012, the Corporation declared quarterly cash dividends aggregating $0.96 and $0.92 per share, respectively.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

The table below lists issuer purchases of equity securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans Or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Unit) that May Yet Be Purchased Under the Plans or Programs

10/1/13 - 10/31/13	—	—	—	91,024shares

11/1/13 - 11/30/13	790	$24.15	790	90,234 shares

12/1/13 - 12/31/13	2,510	$25.00	2,510	87,724 shares

Total	3,300		3,300	87,724 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program.  The Company was authorized to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the purchase of an additional 100,000 shares.  On May 17, 2011, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through December 31, 2013, 312,276 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on February 28, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensations plans under which equity securities of the company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Plans Approved By Stockholders:

1993 Nonemployee Directors Stock Ownership Incentive Plan	4,000	30.96	—

1999 Employee Stock Option Plan	15,100	31.64	—

2005 Restricted Stock Grant Plan	—	—	12,470

2009 Stock Award Plan	—	—	149,100

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

The following graph compares the change in the cumulative total stockholder return on our common stock with the cumulative total return of listed NASDAQ banks and the Russell Microcap Index from 2008 through 2013.  This comparison assumes $100 invested on December 31, 2008 in (a) our common stock,(b) NASDAQ Bank and (c) the Russell Microcap Index.

Item 6.  Selected Financial Data (in thousands except per share data)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.

	At or For the Year Ended December 31
	2013	2012	2011	2010	2009

CONDENSED STATEMENT OF INCOME:
Total Interest Income	$28,168	$28,233	$29,889	$30,276	$31,929
Total Interest Expense	3,456	3,716	5,565	10,067	12,509
Net Interest Income	24,712	24,517	24,324	20,209	19,420
Provision for Losses	1,050	2,050	2,450	3,250	3,450
Net Interest Income After Provision for Losses	23,662	22,467	21,874	16,959	15,970
Noninterest Income	10,222	11,870	9,347	10,566	10,214
Noninterest Expense	27,203	25,686	24,615	22,021	21,152
Income Before Income Tax Expense	6,681	8,651	6,606	5,504	5,032
Income Tax Expense	859	1,643	919	565	184
Net Income	5,822	7,008	5,687	4,939	4,848

SHARE DATA:
Basic Earnings per Share (EPS)	$2.15	$2.59	$2.09	$1.81	$1.77
Diluted EPS	2.15	2.59	2.09	1.81	1.77
Cash Dividends Declared	0.96	0.92	0.88	0.84	0.80
Book Value	24.90	27.21	25.38	22.29	22.25
Average Common Shares-Basic	2,705	2,705	2,719	2,732	2,737
Average Common Shares-Diluted	2,709	2,708	2,720	2,732	2,737

SELECTED BALANCE SHEET DATA:
Loans, net	$463,214	$423,928	$406,025	$406,905	$417,818
Investment Securities	230,396	192,780	180,419	176,867	168,411
Total Assets	770,579	701,010	659,453	658,943	675,231
Deposits	617,400	590,425	542,924	537,401	536,446
Securities sold under agreements to repurchase and other borrowings	12,867	4,315	4,524	7,179	8,226
Federal Home Loan Bank advances	57,847	17,449	30,326	43,206	56,096
Stockholders’ Equity	67,672	74,009	68,953	61,043	60,966

PERFORMANCE RATIOS: (Average Balances)
Return on Assets	0.80%	1.03%	0.87%	0.71%	0.72%
Return on Stockholders’ Equity	8.12%	9.70%	8.74%	7.84%	8.10%
Net Interest Margin (1)	3.85%	4.19%	4.35%	3.43%	3.36%
Equity to Assets (annual average)	9.84%	10.60%	9.97%	9.07%	8.92%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	41.53%	35.71%	42.24%	46.62%	45.28%
Number of Employees (at period end)	208	193	194	184	182

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.16%	1.41%	1.42%	1.20%	1.79%
Net Charge-offs as a Percentage of Average Loans	0.37%	0.44%	0.38%	1.42%	0.31%

(1)         Tax equivalent

Item 7.  Management’s Discussion and Analysis

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, Kentucky Bank, at December 31, 2013, 2012 and 2011, and the consolidated results of operations for each of the years in the three year period ended December 31, 2013.  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2013 Consolidated Financial Statements and Notes included in Item 8.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2013 data.

Critical Accounting Policies

Overview.  The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  Significant accounting policies are listed in Note 1 of the Company’s 2013 Consolidated Financial Statements and Notes included in Item 8.  Critical accounting and reporting policies include accounting for loans and the allowance for loan losses, goodwill and fair value.  Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

Loan Values and Allowance for Loan Losses.  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status.  Interest income received on such loans is accounted for on the cash basis or cost recovery method.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  The loan portfolio also represents the largest asset group on the consolidated balance sheets.  Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Loan Losses” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2013 Consolidated Financial Statements and Notes.

Goodwill.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Fair Values.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the description of each asset and liability category in Note 17 of the Company’s 2013 Consolidated Financial Statements and Notes.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

Overview

We conduct our business through our one bank subsidiary, Kentucky Bank.  Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 86% of which are secured by real estate at December 31, 2013.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgages, installment and other loans to its individual and other non-commercial customers.  Kentucky Bank’s primary market is Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties in Kentucky.

Net income for the year ended December 31, 2013 was $5.8 million, or $2.15 per common share compared to $7.0 million, or $2.59 for 2012 and $5.7 million, or $2.09 for 2011.  Earnings per share assuming dilution were $2.15, $2.59 and $2.09 for 2013, 2012 and 2011, respectively.  For 2013, net income decreased $1.2 million, or 16.9%.  Net interest income increased $195 thousand, the loan loss provision decreased $1.0 million, total other income decreased $1.6 million, while total other expenses increased $1.5 million and income tax expense decreased $785 thousand.

For 2012, net income increased $1.3 million, or 23.2%.  Net interest income increased $193 thousand, the loan loss provision decreased $400 thousand, total other income increased $2.5 million, while total other expenses increased $1.1 million and income tax expense increased $724 thousand.

Return on average equity was 8.1% in 2013 compared to 9.7% in 2012 and 8.7% in 2011.  Return on average assets was 0.80% in 2013 compared to 1.03% in 2012 and 0.87% in 2011.

Non-performing loans as a percentage of loans (including held for sale) were 2.22%, 3.51% and 1.83% as of December 31, 2013, 2012 and 2011, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis increased from $25.9 million in 2011 to $26.2 million in 2012, and to $26.3 million in 2013.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2012 to 2013.  Average earning assets increased $57.4 million, or 9.2%.  Average investment securities increased $32.4 million primarily due to increased deposits.  Average loans increased $26.5 million as a result of improved economic conditions and increased demand over 2012.  Average interest bearing liabilities increased $39.5 million, or 8.6% during this same period.  This change was primarily from an increase of $18.7 million in “NOW” and money market accounts, an increase of $11.2 million in savings deposits and an increase of $5.7 million in Federal Home Loan Bank advances.  The Company continues to actively pursue quality loans and fund these primarily with deposits and Federal Home Loan Bank advances.

The bank prime rates have declined since 2006.  Bank prime rates decreased 100 basis points in 2007, and another 400 basis points in 2008, and have remained unchanged since then.  The tax equivalent yield on earning assets decreased from 4.78% in 2012 to 4.36% in 2013.

The volume rate analysis for 2013 that follows indicates that $2.3 million of the decrease in interest income is attributable to the decrease in rates, while the change in volume contributed to an increase of $2.2 million in interest income.  Further, decreases in rates caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 0.81% in 2012 to 0.69% in 2013.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $577 thousand in interest expense and a change in volume contributed to a $317 thousand increase in interest expense.  In summary, the increase in the Company’s 2013 net interest income is attributed mostly to an increase in volume in the loan and security portfolios and decreases in rates in time deposits and Federal Home Loan Bank advances.

The volume rate analysis for 2012 that follows indicates that $2.6 million of the decrease in interest income is attributable to the decrease in rates, while the change in rates volume contributed to an increase of $960 thousand in interest income.  Further, decreases in rates and volume caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 1.22% in 2011 to 0.81 in 2012.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $1.4 million in interest expense and a change in volume contributed to a $439 thousand decrease in interest expense.  As a result, the increase in the Company’s 2012 net interest income is attributed mostly to decreases in rates in time deposits and increases in non-interest bearing deposit accounts.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2013 vs. 2012 and 2012 vs. 2011.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	(in thousands)
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Net Change	Volume	Rate	Net Change

INTEREST INCOME
Loans	$1,431	$(1,857)	$(426)	$574	$(1,258)	$(684)
Investment Securities	790	(429)	361	369	(1,356)	(987)
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—	—	(3)	(2)	(5)
Deposits with Banks	(3)	3	—	19	—	19
Total Interest Income	2,218	(2,283)	(65)	959	(2,616)	(1,657)
INTEREST EXPENSE
Deposits
Demand	45	(82)	(37)	111	(301)	(190)
Savings	17	(5)	12	14	(12)	2
Negotiable Certificates of Deposit and Other Time Deposits	(22)	(175)	(197)	(311)	(921)	(1,232)
Securities sold under agreements to repurchase and other borrowings	118	(96)	22	(40)	14	(26)
Federal Home Loan Bank advances	159	(219)	(60)	(213)	(191)	(404)
Total Interest Expense	317	(577)	(260)	(439)	(1,411)	(1,850)
Net Interest Income	$1,901	$(1,706)	$195	$1,398	$(1,205)	$193

Average Consolidated Balance Sheets and Net Interest Analysis ($ in thousands)

	2013			2012			2011
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	$131,538	$2,145	1.63%	$100,359	$1,527	1.52%	$86,706	$2,254	2.60%
State and Municipal obligations	81,471	2,771	3.40%	80,219	3,007	3.75%	82,137	3,279	3.99%
Other Securities	7,001	288	4.11%	7,001	308	4.40%	7,000	296	4.23%
Total Investment Securities	220,010	5,204	2.37%	187,579	4,842	2.58%	175,843	5,829	3.31%
Tax Equivalent Adjustment		1,556	0.71%		1,640	0.87%		1,596	0.91%
Tax Equivalent Total		6,760	3.07%		6,482	3.46%		7,425	4.22%
Federal Funds Sold and Agreements to Repurchase	290	—	—	389	—	—	4,783	5	0.10%
Interest-Bearing Deposits with Banks	17,238	29	0.17%	18,749	30	0.16%	6,753	11	0.16%
Loans, Net of Deferred Loan Fees (2)
Commercial	48,877	2,380	4.87%	48,006	2,550	5.31%	46,852	2,567	5.48%
Real Estate Mortgage	378,468	19,191	5.07%	352,674	19,407	5.50%	342,979	20,007	5.83%
Installment	17,244	1,364	7.91%	17,369	1,403	8.08%	18,304	1,470	8.03%
Total Loans	444,589	22,935	5.16%	418,049	23,360	5.59%	408,135	24,044	5.89%
Total Interest-Earning Assets	682,127	29,725	4.36%	624,766	29,872	4.78%	595,514	31,485	5.29%
Allowance for Loan Losses	(5,838)			(5,949)			(5,483)
Cash and Due From Banks	7,127			6,898			10,479
Premises and Equipment	16,922			16,667			16,992
Other Assets	28,871			39,261			35,198
Total Assets	$729,209			$681,643			$652,700
LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	$195,302	$418	0.21%	$176,654	$455	0.26%	$147,484	$645	0.44%
Savings	58,799	89	0.15%	47,577	77	0.16%	39,456	75	0.19%
Certificates of Deposit and Other Deposits	193,038	1,775	0.92%	195,207	1,972	1.01%	218,199	3,204	1.47%
Total Interest-Bearing Deposits	447,139	2,282	0.51%	419,438	2,504	0.60%	405,139	3,924	0.97%
Securities sold under agreements to repurchase and other borrowings	18,340	311	1.70%	12,218	288	2.36%	13,950	314	2.25%
Federal Home Loan Bank advances	35,435	863	2.44%	29,728	923	3.10%	36,052	1,327	3.68%
Total Interest-Bearing Liabilities	500,914	3,456	0.69%	461,384	3,715	0.81%	455,141	5,565	1.22%
Noninterest-Bearing Earning Demand Deposits	151,127			141,448			128,643
Other Liabilities	5,442			6,552			3,830
Total Liabilities	657,483			609,384			587,614
STOCKHOLDERS’ EQUITY	71,726			72,259			65,086
Total Liabilities and Stockholders’ Equity	$729,209			$681,643			$652,700
Average Equity to Average Total Assets	9.84%			10.60%			9.97%
Net Interest Income		24,713			24,517			24,324
Net Interest Income (tax equivalent) (3)		26,269			26,157			25,920
Net Interest Spread (tax equivalent) (3)			3.67%			3.97%			4.07%
Net Interest Margin (tax equivalent) (3)			3.85%			4.19%			4.35%

(1)                  Averages computed at amortized cost.

(2)                  Includes loans on a nonaccrual status and loans held for sale.

(3)                  Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $10.2 million in 2013 compared to $11.9 million in 2012 and $9.3 million in 2011.  In 2013, decreases in gains on sold mortgage loans, gains on sold securities and service charges account for the majority of the decrease.  In 2012, increases in gains on sold mortgage loans and gains on sold securities account for the majority of the increase.

Securities gains were $1.0 million in 2013, $1.8 million in 2012 and $1.2 million in 2011.  These gains are primarily attributed to selling securities which had gains in market value due to declining interest rates and the related inverse relationship of interest rates and market values.  Some securities gains were taken in 2013, 2012 and 2011 and used to offset additions to the loan loss reserve and write-downs of other real estate properties owned.

Gains on loans sold were $1.7 million, $2.3 million and $982 thousand in 2013, 2012 and 2011, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation.  During 2013, the loan servicing fee income, net of amortization expense for the mortgage servicing right asset, increased $97 thousand, compared to an increase of $172 thousand in 2012.  In 2013, the mortgage servicing right asset had a net valuation recovery of prior write-downs of $155 thousand compared to a net recovery of prior write-downs of $36 thousand in the valuation allowance in 2012.  Proceeds from the sale of loans were $55 million, $67 million and $33 million in 2013, 2012 and 2011, respectively.  The volume of loan originations is inverse to rate changes with historic low rates spurring activity.  The volume of loan originations during 2013 was $54 million, $64 million in 2012, and $32 million in 2011.

Other noninterest income, excluding security net gains and gains on the sale of mortgage loans, was $7.6 million in 2013, $7.7 million in 2012 and $7.2 million in 2011.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $2.8 million in 2013, $3.4 million in 2012 and $3.7 million in 2011.  The decreases in 2013 and 2012 are primarily attributable to the slower economy, increased consumer awareness and regulatory pressures.  Debit card interchange income was the second largest contributor to noninterest income, excluding security gains and gains on the sale of mortgage loans.  Debit card interchange income was $1.9 million in 2013, $1.9 million in 2012 and $1.7 million in 2011.  Other income was $25 thousand in 2013, $93 thousand in 2012 and $190 thousand in 2011.  The decrease in other income during 2013 was attributable to the bank recording a loss of $100 thousand for the sale of a former branch building.  Likewise, other income was higher in 2011 due to the bank recording a gain of $55 thousand for the sale of a former branch building.

Noninterest expense increased $1.5 million in 2013 to $27.2 million, and increased $1.1 million in 2012 to $25.7 million from $24.6 million in 2011.  The increase in salaries and benefits from $12.6 million in 2012 to $15.4 million in 2013 is attributable to a non-recurring expense of $973 thousand related to additional pension expense for the 2008 termination of the defined benefit pension plan, normal salary and benefit increases, an increase in full-time equivalent employees and increased incentive compensation.  The number of full-time equivalent employees increased from 193 at December 31, 2012 to 208 at December 31, 2013.  The increase in the number of employees is largely due to the new branch opened in Lexington, KY during the year.  Incentive compensation expense increased $527 thousand in 2013 compared to 2012 due to the increased number of employees and the Bank achieving many of the goals as stated in the incentive compensation plan.  The increase in salaries and benefits from $12.0 million in 2011 to $12.6 million in 2012 are attributable to normal salary and benefit increases.  Incentive compensation was $148 thousand greater in 2012 compared to 2011.  Occupancy expense increased $97 thousand in 2013 to $3.1 million and increased $75 thousand in 2012 to $3.0 million.

The largest component of occupancy expense, depreciation, decreased $83 thousand to $1.2 million in 2013, and increased $89 thousand to $1.3 million in 2012.  Building repairs and maintenance increased $96 thousand during 2013 to $414 thousand and building and equipment rents increased $101 thousand during 2013 to $158 thousand.  The increase in building repairs and maintenance is generally related to additional maintenance work the Company performed during the year.  The increase in rent expense is due to the branch expansion into the Lexington, KY market during the year.  Other noninterest expenses increased from $9.7 million in 2011 to $10.1 million in 2012 and decreased to $8.7 million in 2013.  Repossession expenses, net of rental income, decreased $1.5 million in 2013 compared to 2012 to $267 thousand.  The decrease was mostly attributed to net write-downs of other real estate properties owned decreasing from $991 thousand in 2012 to $63 thousand in 2013.  Further, other real estate properties owned by the Company decreased from $4.2 million at December 31, 2012 to $3.4 million at December 31, 2013 resulting in a decrease in general expenses incurred with maintaining the properties.  FDIC insurance decreased $86 thousand in 2013 compared to 2012 due to changes provided by Dodd-Frank in the calculation the FDIC uses to assess premiums.  Legal and professional fees increased $150 thousand from 2012 to 2013, mainly from additional professional services obtained by the Company during the year and early cancellation of a contract by the Bank.  Advertising and marketing expenses incurred increased $81 thousand during 2013 compared to 2012 due to the branch expansion in 2013.  Taxes other than payroll, property and income increased $32 thousand in 2013 from 2012 to $843 thousand.  Data processing was $1.3 million in 2013 compared to $1.2 million in 2012, an increase of $160 thousand.  The increase in data processing expense was mostly related to additional services the Company obtained throughout the year. Amortization of core deposits was $215 thousand in 2013, compared to $234 thousand in 2012.  See Note 7 in the Company’s Consolidated Financial Statements and Notes included in Item 8 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the three-year period indicated.

	For the Year Ended Year Ended December 31
	(in thousands)
	2013	2012	2011
NON-INTEREST INCOME
Service Charges	$4,325	$4,741	$4,604
Loan Service Fee Income (Loss), net	202	105	(66)
Trust Department Income	746	663	637
Investment Securities Gains (Losses),net	967	1,835	1,164
Gains on Sale of Mortgage Loans	1,658	2,325	982
Brokerage Income	351	240	156
Debit Card Interchange Income	1,947	1,868	1,680
Other	26	93	190
Total Non-interest Income	$10,222	$11,870	$9,347

NON-INTEREST EXPENSE
Salaries and Employee Benefits	$15,387	$12,584	$11,953
Occupancy Expenses	3,129	3,033	2,958
Other	8,687	10,069	9,704
Total Non-interest Expense	$27,203	$25,686	$24,615

Net Non-interest Expense as a Percentage of Average Assets	2.33%	2.02%	2.34%

Income Taxes

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the year ended December 31, 2013, the Company averaged $79.5 million in tax free securities and $20.7 million in tax free loans.  For the year ended December 31, 2012, the Company averaged $79.5 million in tax free securities and $21.7 million in tax free loans.  As of December 31, 2013, the weighted average remaining maturity for the tax free securities is 130 months, while the weighted average remaining maturity for the tax free loans is 173 months.

The Company had income tax expense of $859 thousand in 2013 and $1.6 million in 2012 and $919 thousand in 2011.  This represents an effective income tax rate of 12.9% in 2013, 19.0% in 2012 and 13.9% in 2011.  The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.  In addition, the Company had additional tax credits which also contributed to the lower effective income tax rate for those years.  In 2013, the Company had tax credits totaling $358 thousand for investments made in low income housing projects which represented an increase of $180 thousand compared to similar tax credits in 2012.

Balance Sheet Review

Assets increased from $701.0 million at December 31, 2012 to $770.6 million at December 31, 2013.  Securities increased $37.6 million and outstanding loan balances increased $38.7 million during 2013.  Deposits grew $27.0 million and Federal Home Loan Bank borrowings increased $40.4 million.  Assets at year-end 2012 totaled $701 million compared to $660 million in 2011.  Loans increased $18.1 million in 2012.  Deposits grew $47.5 million and FHLB borrowings decreased $12.9 million during 2012.

Loans

Total loans (including loans held for sale) were $469 million at December 31, 2013 compared to $430 million at December 31, 2012 and $412 million at December 31, 2011.  The increases in the loan portfolio during 2013 and 2012 are attributed to improved economic conditions and an increase in demand.  As of December 31, 2013 and compared to the prior year-end, commercial loans increased $1.5 million, real estate construction loans decreased $2.9 million, 1-4 family residential property loans increased $23.9 million, multi-family residential property loans increased $4.9, non-farm & non-residential property loans increased $13.4 million, agricultural loans decreased $1.8 million and installment loans decreased $377 thousand.  As of the end of 2012 and compared to the prior year-end, commercial loans increased $4.2 million, real estate construction loans increased $841 thousand, 1-4 family residential property loans increased $9.6 million, multi-family residential property loans decreased $1.8 million, non-farm & non-residential property loans increased $13.4 million, agricultural loans decreased $8.0 million and installment loans decreased $130 thousand.

As of December 31, 2013, the real estate mortgage portfolio comprised 72% of total loans which is an increase from 69% in 2012.  Of this, 1-4 family residential property represented 58% in 2013 and 2012.  Agricultural loans comprised 14% of the loan portfolio in 2013 and 16% in 2012.  Approximately 81% of the agricultural loans are secured by real estate in 2013 compared to 78% in 2012.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.  Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.  Automobile loans account for 23% in both 2013 and 2012 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.  Collateral is requested depending on the creditworthiness of the borrower.  Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer.  Approximately 6% of the loan portfolio is unsecured.  Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company’s loan portfolio by category for each of the last five years.  There is no concentration of loans (greater than 5% of the loan portfolio) in any industry.  The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

Loans Outstanding

	December 31 (in thousands)
	2013	2012	2011	2010	2009
Commercial	$34,654	$33,137	$28,892	$22,840	$21,933
Real Estate Construction	11,177	14,102	13,261	13,518	16,868
Real Estate Mortgage:
1-4 Family Residential	194,718	170,825	161,407	158,997	164,445
Multi-Family Residential	16,420	11,512	13,305	13,519	13,687
Non-Farm & Non-Residential	126,791	113,440	100,047	105,580	109,665
Agricultural	68,002	69,806	77,820	78,375	80,619
Installment	17,065	17,442	17,572	18,830	18,277
Other	158	337	324	291	280
Total Loans	468,985	430,601	412,628	411,950	425,771
Less Deferred Loan Fees	107	140	136	120	161
Total Loans, Net of Deferred Loan Fees	468,878	430,461	412,492	411,830	425,610
Less loans held for sale	223	486	625	—	191
Less Allowance for Loan Losses	5,441	6,047	5,842	4,925	7,601
Net Loans	463,214	423,928	406,025	406,905	417,818

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2013.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above table are netted with real estate mortgage loans on the following table.

Loan Maturities and Interest Sensitivity

	December 31, 2013 (in thousands)
	One Year	One Through	Over	Total
	or Less	Five Years	Five Years	Loans
Commercial	$12,537	$18,644	$3,473	$34,654
Real Estate Construction	4,439	2,339	4,399	11,177
Real Estate Mortgage:
1-4 Family Residential	6,931	13,972	173,815	194,718
Multi-Family Residential	—	123	16,297	16,420
Non-Farm & Non-Residential	6,839	18,126	101,826	126,791
Agricultural	16,963	12,060	38,979	68,002
Installment	4,336	9,949	2,780	17,065
Other	158	—	—	158
Total Loans, Net of Deferred Loan Fees	52,203	75,213	341,569	468,985
Fixed Rate Loans	20,936	52,990	64,843	138,769
Floating Rate Loans	31,267	22,223	276,726	330,216
Total Loans, Net of Deferred Loan Fees	52,203	75,213	341,569	468,985

Mortgage Banking

The Company has been in mortgage banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations increased from $32 million in 2011 to $64 million in 2012, and decreased to $54 million in 2013.  Proceeds from the sale of loans were $55 million, $67 million and $33 million for the years 2013, 2012 and 2011, respectively.  Mortgage loans held for sale were $223 thousand at December 31, 2013 and $486 thousand at December 31, 2012.  Fixed rate residential mortgage loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.  Historically low interest rates during 2012 resulted in higher loan originations during that year. During 2013, interest rates began to slightly increase resulting in a decrease in mortgage originations.  Better pricing and significantly greater demand resulted in an increase in the gain on sale of mortgage loans from 2011 to 2012.  The effect of these changes was also reflected on the income statement.  As a result, the gain on sale of mortgage loans was $1.7 million in 2013 compared to $2.3 million in 2012 and $1.0 million in 2011.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB) while retaining the servicing rights.  Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC and FHLB.  The Bank receives a servicing fee from the FHLMC and FHLB on each loan sold.  Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are expensed in proportion to, and over the period of, estimated net servicing revenues.  Mortgage servicing rights were $1.3 million at December 31, 2013, $1.2 million at December 31, 2012 and $835 thousand at December 31, 2011.  Amortization of mortgage servicing rights was $254 thousand (including $155 thousand in net recoveries of prior write-downs), $310 thousand (including $36 thousand in net recoveries of prior write-downs) and $436 thousand (including $148 thousand in net write-downs) for the years ended December 31, 2013, 2012 and 2011, respectively.  See Note 4 in the Company’s 2013 Consolidated Financial Statements and Notes included in Item 8 for additional information.

Deposits

For 2013, total deposits increased $27 million to $617 million.  Noninterest bearing deposits increased $7 million, time deposits of $100 thousand and over increased $4 million, and other interest bearing deposits increased $15 million.  Public fund balances totaled $156 million at December 31, 2013, of which $153 million was interest bearing.

For 2012, total deposits increased $48 million to $590 million.  Noninterest bearing deposits increased $14 million, time deposits of $100 thousand and over decreased $1 million, and other interest bearing deposits increased $35 million.  Public fund balances totaled $141 million at December 31, 2012, of which $139 million was interest bearing).

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2013:

Maturity of Time Deposits of $100,000 or More

At December 31, 2013
(in thousands)
Maturing 3 Months or Less	$18,508
Maturing over 3 Months through 6 Months	19,009
Maturing over 6 Months through 12 Months	14,357
Maturing over 12 Months	44,390
Total	$96,264

Borrowings

The Company utilizes both long and short term borrowings.  Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2013, $58 million was borrowed from FHLB, an increase of $40.4 million from December 31, 2012.  Throughout 2013, the Bank borrowed $217.5 million in short-term funds from the FHLB.  These funds were repaid in full as of December 31, 2013.  Also during 2013, the Bank borrowed $47.7 million in longer-term advances and paid down $7.3 million in long term advances from prior years.  These advances each have an original maturity of more than 1 year.  The increase in long-term advances is attributed to funding the growth in the Banks’ loan portfolio and strategically locking in long-term funding with historically low interest rates.

In 2012, $58 million of FHLB advances were paid and new short-term advances totaled $45 million.  The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings

	As of and for the year ended
	December 31 (in thousands)
	2013	2012	2011
Federal Funds Purchased:
Balance at Year end	$—	$—	$—
Average Balance During the Year	1,313	159	1,300
Maximum Month End Balance	12,530	2,691	10,989
Year end rate	0.00%	0.00%	0.00%
Average annual rate	0.49%	0.26%	0.27%
Repurchase Agreements:
Balance at Year end	$12,867	$3,815	$3,224
Average Balance During the Year	9,646	3,848	3,640
Maximum Month End Balance	13,198	5,034	4,654
Year end rate	0.73%	0.22%	0.30%
Average annual rate	0.68%	0.27%	0.42%
Other Borrowed Funds:
Balance at Year end	$—	$500	$1,300
Average Balance During the Year	164	995	1,794
Maximum Month End Balance	500	1,300	2,100
Year end rate	0.00%	3.25%	3.25%
Average annual rate	3.25%	3.25%	3.25%

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  The other required payments under such commitments at December 31, 2013 are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Federal Home Loan Bank advances	$57,847	$12,218	$10,824	$16,541	$18,264
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	190,713	98,438	68,693	23,567	15
Lease payments on premises	1,547	168	335	287	757

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

The Company discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless reasons for delinquency are documented such as the loan being well collateralized and in the process of collection.  A loan remains in a non-accrual status until factors indicating doubtful collection no longer exist.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at market rates.  Other real estate is recorded at fair value less estimated costs to sell.  A summary of the components of nonperforming assets, including several ratios using period-end data, is shown below.

Nonperforming Assets

	At December 31 (in thousands)
	2013	2012	2011	2010	2009
Non-accrual Loans	$2,974	$7,024	$6,017	$12,479	$12,038
Accruing Loans which are Contractually past due 90 days or more	554	841	398	706	2,526
Restructured Loans	6,901	7,227	1,104	—	—
Total Nonperforming Loans	10,429	15,092	7,519	13,185	14,564
Other Real Estate	3,379	4,168	8,296	8,424	4,542
Total Nonperforming Assets	$13,808	$19,260	$15,815	$21,609	$19,106
Total Nonperforming Loans as a Percentage of Loans (including loans held for sale) (1)	2.22%	3.51%	1.83%	3.20%	3.42%
Total Nonperforming Assets as a Percentage of Total Assets	1.79%	2.75%	2.40%	3.28%	2.83%
Allowance to nonperforming assets	0.39%	0.31%	0.37%	0.23%	0.40%

(1)  Net of deferred loan fees

Total nonperforming assets at December 31, 2013 were $13.8 million compared to $19.3 million at December 31, 2012 and $15.8 million at December 31, 2011.  The decrease from 2012 to 2013 is credited to decreases in non-accrual loans and other real estate.  The increase from 2011 to 2012 is mostly attributed to an increase in restructured loans.  Total other real estate properties totaled $3.4 million at December 31, 2013, of which $264 thousand is income producing property.  Total nonperforming loans were $10.4 million, $15.1 million, and $7.5 million at December 31, 2013, 2012 and 2011, respectively.  The decrease in non-accrual loan balances from December 31, 2012 to December 31, 2013 was mostly attributed to one loan which had a non-accrual balance of $3.0 million at December 31, 2012.  During 2013, payments of $2.4 million were received on this loan and $578 thousand was charged-off.  This loan had a specific allocated loan loss reserve of $503 thousand at December 31, 2012.  Total loan charge offs in 2013 were $2.3 million.  The non-accrual loan increase from 2011 to 2012 was largely attributable to one loan totaling $3.0 million being placed on non-accrual during the year.  The amount of lost interest on our non-accrual loans was $131 thousand for 2013 and $405 thousand for 2012.  At December 31, 2013, loans currently performing but which management believes require special attention were $27.7 million, with 37% being 1-4 family residential and 26% being agricultural.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2013 were $13.5 million compared to $19.2 million in 2012 and $15.1 million in 2011.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 4 in the Company’s 2012 Consolidated Financial Statements and Notes included in Item 8 herein.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement.  Nonaccrual loans are loans for which payments in full of principal or interest is not expected or which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.  Impaired loans may be loans showing signs of weakness or interruptions in cash flow, but ultimately are current or less than 90 days past due with respect to principal and interest and for which we anticipate full payment of principal and interest through collateral liquidation.

Additional factors considered by management in determining impairment and non-accrual status include payment status, collateral value, availability of current financial information, and the probability of collecting all contractual principal and interest payments.  At December 31, 2013, impaired loans totaling $9.1 million had specific impairment allocations of $712 thousand.  The remaining $4.4 million in impaired loans did not have a specific impairment allocation.  At December 31, 2012, impaired loans totaling $12.3 million had specific impairment allocations of $1.5 million.  The remaining $7.7 million in impaired loans did not have a specific impairment allocation.

The allowance for loan losses on impaired loans is determined using one of two methods, either the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $712 thousand, $1.5 million and $1.6 million on December 31, 2013, 2012 and 2011, respectively.

Kentucky Bank has a “Problem Loan Committee” that meets at least monthly to review problem loans, including past dues and non-performing loans, and other real estate.  When analyzing the problem loans and the loan quality as of December 31, 2013, the following factors have been considered:

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

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year Ended December 31 (in thousands)
	2013	2012	2011	2010	2009
Balance at Beginning of Year	$6,047	$5,842	$4,925	$7,600	$5,465
Amounts Charged-off:
Commercial	12	21	36	24	340
Real Estate Construction	578	74	143	1,236	39
Real Estate Mortgage:
1-4 Family Residential	262	1,090	659	2,009	807
Multi-Family Residential	161	88	178	1,336	—
Non-Farm & Non-Residential	99	126	333	1,498	—
Agricultural	109	15	27	83	22
Consumer	1,083	921	1,170	607	621
Total Charged-off Loans	2,304	2,335	2,546	6,793	1,829
Recoveries on Amounts
Previously Charged-off:
Commercial	28	24	74	43	6
Real Estate Construction	23	19	—	—	35
Real Estate Mortgage
1-4 Family Residential	63	38	15	35	71
Multi-Family Residential	113	1	144	—	—
Non-Farm & Non-Residential	18	1	14	706	337
Agricultural	24	9	15	17	—
Consumer	379	398	751	67	65
Total Recoveries	648	490	1,013	868	514
Net Charge-offs	1,656	1,845	1,533	5,925	1,315
Provision for Loan Losses	1,050	2,050	2,450	3,250	3,450
Balance at End of Year	5,441	6,047	5,842	4,925	7,600
Total Loans (1)
Average	444,589	418,049	408,135	418,531	420,710
At December 31	468,878	429,975	411,866	411,830	425,418
As a Percentage of Average Loans (1):
Net Charge-offs	0.37%	0.44%	0.38%	1.42%	0.31%
Provision for Loan Losses	0.24%	0.49%	0.60%	0.78%	0.82%
Allowance as a Percentage of Year-end Loans (1)	1.16%	1.41%	1.42%	1.20%	1.79%
Beginning Allowance as a Multiple of Net Charge-offs	3.7	3.2	3.2	1.3	4.2
Ending Allowance as a Multiple of Nonperforming Assets	0.39	0.31	0.37	0.23	0.40

(1)  Net of deferred loan fees

Loans are typically charged-off when the collection of principal is considered doubtful, and would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2013 was $1.1 million compared to $2.1 million in 2012 and $2.5 million in 2011.  Net charge-offs were $1.7 million in 2013, $1.8 million in 2012 and $1.5 million in 2011.  Net charge-offs to average loans were 0.37%, 0.44% and 0.38% in 2013, 2012 and 2011, respectively.  The loan loss provision decreased $1.0 million from 2012 to 2013 and decreased $400 thousand from 2011 to 2012.  The provision for 2013 is lower than 2012 and 2011 due to better loan quality.  The allowance for loan losses decreased $607 thousand from December 31, 2012 to December 31, 2013.  The decrease in the allowance for loan losses was largely related to one loan which was charged off during 2013 and had a specific reserve of $503 thousand at December 31, 2012.  Further, as our loan quality improves and expected charge-off loan balances decrease, the needed allowance for loan losses calculated by management decreased.  In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.  The decline in the economy over the past few years has resulted in more loan losses, higher loan loss provisions and declining loan quality numbers, compared to prior years.  At December 31, 2013, the allowance for loan losses was 1.16% of loans outstanding compared to 1.41% at year-end 2012 and 1.42% at year-end 2011.  Management believes the allowance for loan losses at the end of 2012 is adequate to cover probable incurred credit losses within the portfolio.

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

Allowance for Loan Losses (in thousands)

	2013	2012	2011	2010	2009
Commercial	$280	$250	$342	$264	$645
Real Estate Construction	358	918	1,008	758	819
Real Estate Mortgage:
1-4 Family Residential	2,535	2,421	2,258	1,850	2,149
Multi-family Residential	327	414	336	168	179
Non-farm & Non-residential	664	628	604	917	1,434
Agricultural	678	845	720	296	1,437
Consumer	599	571	574	672	937
Total	5,441	6,047	5,842	4,925	7,600

Loans (in thousands)

	2013		2012		2011		2010		2009
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Commercial	$34,654	7.39%	$33,137	7.71%	$28,892	7.01%	$22,840	5.55%	$21,933	5.16%
Real Estate Construction	11,177	2.38%	14,102	3.28%	13,261	3.22%	13,518	3.28%	16,865	3.96%
Real Estate Mortgage:
1-4 Family Residential	194,388	41.50%	170,199	39.58%	160,645	39.01%	158,877	38.58%	164,092	38.57%
Multi-family Residential	16,420	3.50%	11,512	2.68%	13,305	3.23%	13,519	3.28%	13,687	3.22%
Non-farm & Non-residential	126,791	27.05%	113,440	26.38%	100,047	24.29%	105,580	25.64%	109,665	25.78%
Agricultural	68,002	14.51%	69,806	16.23%	77,820	18.89%	78,375	19.03%	80,619	18.95%
Consumer	17,065	3.64%	17,442	4.06%	17,572	4.27%	18,830	4.57%	18,277	4.30%
Other	158	0.03%	337	0.08%	324	0.08%	291	0.07%	280	0.06%
Total, Net (1)	468,655	100.00%	429,975	100.00%	411,866	100.00%	411,830	100.00%	425,418	100.00%

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2013	2012

Unused lines of credit	$85,655	$85,231
Commitments to make loans	3,482	12,607
Letters of credit	554	1,538

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 3.25% to 5.00% with maturities ranging from 1 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2013 increased $4.3 million to $66.5 million.  Stockholders’ equity, excluding accumulated other comprehensive loss, was $72.8 million at December 31, 2013.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Peoples acquisition in 2006 and the Kentucky First acquisition in 2003.  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	At December 31 (in thousands)
	2013	2012	Change
Stockholders’ Equity (1)	$72,799	$69,726	3,073
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	13,331	14,631	(1,300)
Tier I Capital	66,468	62,095	4,373
Allowance for Loan Losses	5,516	5,845	(329)
Other	9	16	(7)
Tier II Capital	5,525	5,861	(336)
Total Capital	71,993	67,956	4,037
Total Risk Weighted Assets	510,900	467,308	43,592
Ratios:
Tier I Capital to Risk-weighted Assets	13.0%	13.3%	(0.3)%
Total Capital to Risk-weighted Assets	14.1%	14.5%	(0.4)%
Leverage	8.8%	9.2%	(0.4)%

(1)  Excluding accumulated other comprehensive income/loss.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions.  The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate.  The categories vary from “well capitalized” to “critically undercapitalized”.  A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2013, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

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

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $192.8 million at December 31, 2012 to $230.4 million at December 31, 2013.   Federal funds sold totaled $510 thousand at December 31, 2013 and $184 thousand at December 31, 2012.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of December 31, 2013 and 2012, the Company held no adjustable rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2013.

Investment Securities at Fair Value

Investment Securities (at fair value)

	At December 31 (in thousands)
	2013	2012	2011
Available for Sale
U.S. government agencies	$69,286	$48,831	$23,354
States and political subdivisions	90,183	82,607	86,607
Mortgage-backed
Fixed -
GNMA, FNMA, FHLMC Passthroughs	55,299	47,950	67,601
GNMA, FNMA, FHLMC CMO’s	15,339	13,087	2,554
Total mortgage backed	70,638	61,037	70,155
Equity Securities	289	305	303
Total	$230,396	$192,780	$180,419

Maturity Distribution of Securities

	December 31, 2013 (in thousands)
		Over One	Over Five		Asset
		Year	Years		Backed
	One Year	Through	Through	Over Ten	& Equity
	or Less	Five Years	Ten Years	Years	Securities	Total
Available for Sale
U.S. government agencies	$1,343	$10,175	$42,661	$15,107	$—	$69,286
States and political subdivisions	276	5,014	33,943	50,950	—	90,183
Mortgage-backed	—	—	—	—	70,638	70,638
Equity Securities	—	—	—	—	289	289
Total	1,619	15,189	76,604	66,057	70,927	230,396
Percent of Total	0.7%	6.6%	33.2%	28.7%	30.8%	100.0%
Weighted Average Yield (1)	1.72%	1.94%	2.61%	4.53%	2.37%	3.04%

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits.  As of December 31, 2013 the projected net interest income percentages are within the Board of Directors limits.  Please note that at in the current low interest rate environment, many rates cannot decline by 300 or 100 basis points.  Therefore, the projected net interest income changes below as of December 31, 2013 for a declining rate environment are not relevant.  The projected net interest income report summarizing the Company’s interest rate sensitivity as of December 31, 2013 and December 31, 2012 is as follows:

Projected Net Interest Income (December 31, 2013)

			Level
Rate Change:	–300	–100	Rates	+100	+300

Year One (1/14 - 12/14)
Net interest income	$24,290	$24,965	$25,786	$26,067	$26,056

Net interest income dollar change	$(1,494)	$(820)	$—	$282	$270

Net interest income percentage change	–5.8%	–3.2%	N/A	1.1%	1.0%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

Projected Net Interest Income (December 31, 2012)

			Level
Rate Change:	–300	–100	Rates	+100	+300

Year One (1/13 - 12/13)
Net interest income	$22,943	$23,797	$24,776	$25,250	$25,521

Net interest income dollar change	$(1,833)	$(979)	$—	$474	$745

Net interest income percentage change	–7.4%	–4.0%	N/A	1.9%	2.8%

Limitation on % Change	>-18.0%	>-6.0%	N/A	>-4.0%	>-10.0%

The numbers in 2013 are comparable to 2012.  In 2013, year one reflected an increase in net interest income of 1.1% compared to 1.9% projected increase from 2012 with a 100 basis point increase.  The 300 basis point increase in rates reflected a 1.0% increase in net interest income in 2013 compared to a 2.8% increase in 2012.  The 100 point decrease in rates reflected a 3.2% decrease in net interest income in 2013 compared to a 4.0% decrease in 2012.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Total securities maturing within one year along with cash and cash equivalents totaled $24.8 million at December 31, 2013.  Additionally, securities available-for-sale with maturities greater than one year totaled $228.8 million at December 31, 2013.  The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.  In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.  At December 31, 2013 these balances totaled $96.3 million, approximately 16% of total deposits.

The Company also relies on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  We have sufficient collateral to borrow an additional $70 million from the Federal Home Loan Bank at December 31, 2013.  In addition, as of December 31, 2013, $19 million is available in overnight borrowing through various correspondent banks and the Company has access to $247 million in brokered deposits.

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

Liquidity Ratios

	December 31
	2013	2012	2011
Average Loans (including loans held for sale)/Average Deposits	74.3%	74.5%	76.5%
Average Securities sold under agreements to repurchase and other borrowings/Average Assets	2.5%	1.8%	2.1%

This chart shows that the loan to deposit ratio decreased slightly in 2013 and also decreased in 2012.  The decrease in the ratio in 2013 compared to 2012 and 2012 compared to 2011 is attributed to average deposit growth exceeding loan growth.

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

The Company’s 2013 consolidated financial statements have been audited by Crowe Horwath LLP, an independent registered public accounting firm.  Management has made available to Crowe Horwath LLP all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to Crowe Horwath LLP during the audit were valid and appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Kentucky Bancshares, Inc.

Paris, Kentucky

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP
Crowe Horwath LLP
Louisville, Kentucky
March 27, 2014

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

CONSOLIDATED BALANCE SHEETS

December 31

	2013	2012
ASSETS
Cash and due from banks	$22,650,487	$31,579,930
Federal funds sold	510,000	184,000
Cash and cash equivalents	23,160,487	31,763,930
Securities available for sale	230,396,296	192,780,473
Mortgage loans held for sale	223,250	485,845
Loans	468,654,972	429,975,099
Allowance for loan losses	(5,440,720)	(6,047,343)
Net loans	463,214,252	423,927,756

Federal Home Loan Bank stock	6,730,600	6,730,600
Real estate owned, net	3,378,958	4,168,356
Bank premises and equipment, net	16,708,962	16,768,289
Interest receivable	3,617,673	3,946,478
Mortgage servicing rights	1,343,887	1,152,436
Goodwill	13,116,710	13,116,710
Other intangible assets	316,760	531,733
Other assets	8,371,008	5,637,704

Total assets	$770,578,843	$701,010,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$152,052,558	$144,574,752
Time deposits, $100,000 and over	96,263,691	91,947,596
Other interest bearing	369,084,183	353,902,236
Total deposits	617,400,432	590,424,584
Repurchase agreements and other borrowings	12,867,341	4,315,384
Long-term Federal Home Loan Bank advances	57,846,833	17,448,932
Subordinated debentures	7,217,000	7,217,000
Interest payable	735,859	609,764
Other liabilities	6,838,880	6,985,986
Total liabilities	702,906,345	627,001,650

Commitments and contingent liabilities	—	—

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,717,434 and 2,719,694 shares issued and outstanding in 2013 and 2012	12,569,979	12,528,988
Retained earnings	60,228,702	57,196,425
Accumulated other comprehensive income (loss)	(5,126,183)	4,283,247
Total stockholders’ equity	67,672,498	74,008,660

Total liabilities and stockholders’ equity	$770,578,843	$701,010,310

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

	2013	2012	2011
Interest income
Loans, including fees	$22,934,826	$23,360,430	$24,044,403
Securities
Taxable	2,179,857	1,561,085	2,433,341
Tax exempt	2,742,349	2,982,158	3,109,483
Other	310,756	329,238	302,102
	28,167,788	28,232,911	29,889,329
Interest expense
Deposits	2,282,033	2,504,425	3,923,834
Repurchase agreements and other borrowings	79,469	43,526	78,303
Federal Home Loan Bank advances	862,631	922,771	1,326,740
Subordinated debentures	231,638	244,918	236,551
	3,455,771	3,715,640	5,565,428

Net interest income	24,712,017	24,517,271	24,323,901
Provision for loan losses	1,050,000	2,050,000	2,450,000
Net interest income after provision for loan losses	23,662,017	22,467,271	21,873,901

Other income
Service charges	4,324,986	4,740,500	4,603,909
Loan service fee income (loss), net	202,091	105,490	(66,097)
Trust department income	745,973	662,548	636,588
Securities gains, net	967,454	1,834,839	1,163,798
Gain on sale of mortgage loans	1,658,226	2,325,468	982,214
Brokerage income	350,544	239,980	156,391
Debit card interchange income	1,947,394	1,868,283	1,680,320
Other	24,976	92,864	189,983
	10,221,644	11,869,972	9,347,106

Other expenses
Salaries and employee benefits	15,387,011	12,583,775	11,953,298
Occupancy expenses	3,129,413	3,033,060	2,957,942
Repossession expenses, net	266,805	1,735,764	2,047,533
FDIC insurance	486,380	572,752	662,578
Legal and professional fees	839,423	689,362	770,723
Data processing	1,346,325	1,186,622	1,038,058
Debit card expenses	955,113	884,445	727,763
Amortization	214,973	233,736	243,736
Advertising and marketing	824,980	744,456	708,370
Taxes other than payroll, property and income	875,029	842,568	774,434
Telephone	268,304	301,111	414,692
Postage	303,260	296,798	302,769
Loan fees	398,464	587,351	239,492
Other	1,907,310	1,994,208	1,773,330
	27,202,790	25,686,008	24,614,718

Income before income taxes	6,680,871	8,651,235	6,606,289
Provision for income taxes	858,997	1,643,673	919,415

Net income	$5,821,874	$7,007,562	$5,686,874

Earnings per share:
Basic	$2.15	$2.59	$2.09
Diluted	2.15	2.59	2.09

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31

	2013	2012	2011

Net income	$5,821,874	$7,007,562	$5,686,874

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	(13,289,258)	2,612,889	8,772,771
Reclassification of realized amount	(967,454)	(1,834,839)	(1,163,798)
Net change in unrealized gain (loss) on securities	(14,256,712)	778,050	7,608,973
Less: Tax impact	(4,847,282)	264,537	2,587,051

Other comprehensive income (loss)	(9,409,430)	513,513	5,021,922

Comprehensive income (loss)	$(3,587,556)	$7,521,075	$10,708,796

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2010	2,738,039	$12,497,765	$49,797,757	$(1,252,188)	$61,043,334

Common stock issued including tax benefit, net (including stock grants of 6,955 shares and employee gifts of 34 shares)	6,640	608	—	—	608
Stock compensation expense	—	76,809	—	—	76,809
Common stock purchased and retired	(27,874)	(127,350)	(346,735)	—	(474,085)
Other Comprehensive Income	—	—	—	5,021,922	5,021,922
Net income	—	—	5,686,874	—	5,686,874
Dividends declared - $0.88 per share	—	—	(2,402,361)	—	(2,402,361)
Balances, December 31, 2011	2,716,805	$12,447,832	$52,735,535	$3,769,734	$68,953,101

Common stock issued including tax benefit, net (including stock grants of 5,615 shares and employee gifts of 49 shares)	5,634	1,026	—	—	1,026
Stock compensation expense	—	92,683	—	—	92,683
Common stock purchased and retired	(2,745)	(12,553)	(43,996)	—	(56,549)
Other Comprehensive Income	—	—	—	513,513	513,513
Net income	—	—	7,007,562	—	7,007,562
Dividends declared - $0.92 per share	—	—	(2,502,676)	—	(2,502,676)
Balances, December 31, 2012	2,719,694	$12,528,988	$57,196,425	$4,283,247	$74,008,660

Common stock issued including tax benefit, net (including stock grants of 6,965 shares and employee gifts of 18 shares)	6,758	462	—	—	462
Stock compensation expense	—	82,115	—	—	82,115
Common stock purchased	(9,018)	(41,586)	(176,619)	—	(218,205)
Other Comprehensive Income	—	—	—	(9,409,430)	(9,409,430)
Net income	—	—	5,821,874	—	5,821,874
Dividends declared - $0.96 per share	—	—	(2,612,978)	—	(2,612,978)
Balances, December 31, 2013	2,717,434	$12,569,979	$60,228,702	$(5,126,183)	$67,672,498

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2013	2012	2011

Cash flows from operating activities
Net income	$5,821,874	$7,007,562	$5,686,874
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,664,975	1,822,714	1,851,344
Provision for loan losses	1,050,000	2,050,000	2,450,000
Securities amortization, net	844,962	1,587,182	486,250
Securities (gains) losses, net	(967,454)	(1,834,839)	(1,163,798)
Originations of loans held for sale	(53,578,104)	(64,419,001)	(32,274,699)
Proceeds from sale of loans	55,498,925	66,884,024	32,631,513
Gain on sale of mortgage loans	(1,658,226)	(2,325,468)	(982,214)
Stock based compensation expense	82,115	92,683	76,809
Losses (gain) on disposition of fixed assets	99,625	(13,742)	(54,744)
Losses (gain) on other real estate	(43,213)	179,873	94,509
Changes in:
Interest receivable	328,805	105,414	474,250
Write-downs of other real estate, net	63,302	990,570	1,229,644
Other assets	(3,249,889)	(2,035,285)	930,148
Interest payable	126,095	(352,764)	(293,986)
Other liabilities	4,700,176	2,174,250	320,386
Net cash from operating activities	10,783,968	11,913,173	11,462,286

Cash flows from investing activities
Purchases of securities	(141,135,109)	(135,155,986)	(94,712,642)
Proceeds from sales of securities	38,088,640	59,050,719	44,657,806
Proceeds from principal payments and maturities of securities	51,296,426	64,769,877	54,788,752
Net change in loans	(40,807,996)	(22,219,911)	(7,315,100)
Purchases of bank premises and equipment	(1,494,072)	(1,348,567)	(729,270)
Proceeds from sale of other real estate	1,311,582	5,224,277	4,549,678
Proceeds from sale of bank premises and equipment	258,133	16,800	200,800
Net cash from investing activities	(92,482,396)	(29,662,791)	1,440,024

Cash flows from financing activities
Net change in deposits	26,975,848	47,500,706	5,523,251
Net change in repurchase agreements and other borrowings	9,051,957	591,858	(1,855,574)
Short-term advances from Federal Home Loan Bank	217,500,000	45,000,000	25,000,000
Short-term payments from Federal Home Loan Bank	(217,500,000)	(45,000,000)	(25,000,000)
Long-term advances from Federal Home Loan Bank	47,660,000	—	—
Payments on long-term Federal Home Loan Bank advances	(7,262,099)	(12,877,297)	(12,862,089)
Payments on note payable	(500,000)	(800,000)	(800,000)
Proceeds from issuance of common stock, including options and grants, including tax benefits	462	1,026	608
Purchase of common stock	(218,205)	(56,549)	(474,085)
Dividends paid	(2,612,978)	(2,502,676)	(2,402,361)
Net cash from financing activities	73,094,985	31,857,068	(12,870,250)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2013	2012	2011

Net change in cash and cash equivalents	$(8,603,443)	$14,107,450	$32,060

Cash and cash equivalents at beginning of year	31,763,930	17,656,480	17,624,420

Cash and cash equivalents at end of year	$23,160,487	$31,763,930	$17,656,480

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$3,329,676	$4,068,404	$5,859,414
Income taxes	1,475,000	1,300,000	900,000

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$471,500	$2,266,875	$5,745,840

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

Nature of Operations:  The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliot, Fayette, Harrison, Jessamine, Rowan, Scott, Woodford and adjoining counties in Kentucky.  As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC).  The Company, a bank holding company, is regulated by the Federal Reserve.

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

From time to time, the Company will charge-off a portion of impaired and non-performing loans.  Loans that meet the criteria under ASU 310 are evaluated individually for impairment.  Management considers payment status, collateral value, availability of current financial information for the borrower and guarantor, actual and expected cash flows, and probability of collecting amounts due.  If a loan’s collection status is deemed to be collateral dependent and foreclosure imminent, the loan is charged down to the fair value of the collateral, less selling costs.  In circumstances where the loan is not deemed to be collateral dependent, but we believe, after completing our evaluation process, that probable loss has been incurred, we will provide a specific allocation on that loan.

At December 31, 2013, loans totaling $660 thousand (net of partial charge-offs) had partial charge-offs of $143 thousand thousand.  At December 31, 2012, loans totaling $170 thousand (net of partial charge-offs) had partial charge-offs of $45 thousand.  These loans are classified as impaired and are generally on non-accrual status.

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

Concentration of Credit Risk:  Most of the Company’s business activity is with customers located within Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Rowan, Scott, Woodford and surrounding counties located in Kentucky.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties.

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

As of December 31, 2013, the allowance for loan losses related to loans collectively evaluated for impairment is $4,729,000.  The amount attributable to the recent historical actual net average is $4,213,000, leaving $516,000 attributable to qualitative factors.  As of December 31, 2012, the allowance for loan losses related to loans collectively evaluated for impairment is $4,589,000.  The amount attributable to the recent historical actual net loss average is $4,056,000, leaving $533,000 attributable to qualitative factors.  The amount related to qualitative factors decreased $17,000 from December 31, 2012 to December 31, 2013.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors for non-classified loans and a migration analysis for classified loans.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $456,452, $415,727, and $370,088 for the years ended December 31, 2013, 2012 and 2011 and are included in loan service fee income on the income statement.  Late fees and ancillary fees related to loan servicing are not material.

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

Real Estate Owned:  Real estate acquired through foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell.  The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary.  Any subsequent write-downs are charged to operating expenses.  Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Investments in Limited Partnerships:  Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits.  The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments.  These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet.  These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable.  The investment recorded at December 31, 2013 was $4.2 million and $3.8 million at December 31, 2012, respectively, and is included with other assets in the balance sheet.

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

Comprehensive Income (Loss):  Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

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

Adoption of New Accounting Standards:

In July 2013, the FASB amended existing guidance related to the inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes These amendments permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate.  These amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement at December 31, 2013 was $0 and $1.1 million at December 31, 2012.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2013 and 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2013
U. S. government agencies	$73,930,275	$51,000	$(4,695,333)	$69,285,942
States and municipals	91,043,216	1,613,981	(2,473,566)	90,183,631
Mortgage-backed - residential	72,919,750	43,956	(2,325,919)	70,637,787
Equity securities	270,000	18,936	—	288,936
Total	$238,163,241	$1,727,873	$(9,494,818)	$230,396,296

2012
U. S. government agencies	$48,730,031	$122,141	$(21,389)	$48,830,783
States and municipals	77,866,571	4,887,483	(147,078)	82,606,976
Mortgage-backed - residential	59,424,104	1,634,869	(21,827)	61,037,146
Equity securities	270,000	35,568	—	305,568
Total	$186,290,706	$6,680,061	$(190,294)	$192,780,473

The amortized cost and fair value of securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value

Due in one year or less	$1,638,090	$1,618,724
Due after one year through five years	15,256,463	15,189,305
Due after five years through ten years	79,981,698	76,603,923
Due after ten years	68,097,240	66,057,621
	164,973,491	159,469,573
Mortgage-backed - residential	72,919,750	70,637,787
Equity	270,000	288,936

Total	$238,163,241	$230,396,296

Proceeds from sales of securities during 2013, 2012 and 2011 were $38,088,640 $59,050,719 and $44,657,806.  Gross gains of $967,454, $1,834,839 and $1,163,798 and gross losses of $0, $0 and $0, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $328,934, $623,845 and $395,691, respectively.

Securities with an approximate carrying value of $212,724,000 and $182,929,000 at December 31, 2013 and 2012, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year end 2013 and 2012 not recognized in income are as follows:

2013

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$57,203,132	$(3,812,603)	$8,117,270	$(882,730)	$65,320,402	$(4,695,333)
States and municipals	32,288,713	(2,105,793)	2,879,347	(367,773)	35,168,060	(2,473,566)
Mortgage-backed - residential	62,125,854	(2,325,919)	—	—	62,125,854	(2,325,919)

Total temporarily impaired	$151,617,699	$(8,244,315)	$10,996,617	$(1,250,503)	$162,614,316	$(9,494,818)

2012

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$11,978,611	$(21,389)	$—	$—	$11,978,611	$(21,389)
States and municipals	7,518,768	(147,078)	—	—	7,518,768	(147,078)
Mortgage-backed - residential	5,773,396	(21,827)	—	—	5,773,396	(21,827)
Total temporarily impaired	$25,270,775	$(190,294)	$—	$—	$25,270,775	$(190,294)

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

At December 31, 2013, twenty-nine U.S. government agency securities have unrealized losses with aggregate depreciation of 6.7% from their amortized cost, twenty-six mortgage-backed securities have an unrealized loss with depreciation of 3.6% from their amortized cost basis, and seventy five states and municipals have unrealized losses with aggregate depreciation of 6.6% from their amortized cost basis.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  The Company believes there is no other than temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 - LOANS

Loans at year-end were as follows:

	2013	2012

Commercial	$34,653,869	$33,137,302
Real estate construction	11,176,919	14,102,265
Real estate mortgage:
1-4 family residential	194,387,543	170,199,066
Multi-family residential	16,420,429	11,511,410
Non-farm & non-residential	126,791,109	113,440,371
Agricultural	68,002,303	69,805,492
Consumer	17,064,948	17,441,841
Other	157,852	337,352

	$468,654,972	$429,975,099

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2013, 2012, and 2011 (in thousands):

December 31, 2013

	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$150	$12	$28	$64	$230
Real estate Construction	918	578	23	(5)	358
Real estate mortgage:
1-4 family residential	1,989	262	63	379	2,169
Multi-family residential	414	161	113	61	427
Non-farm & non-residential	628	99	18	17	564
Agricultural	845	109	24	(182)	578
Consumer	517	460	35	456	548
Other	54	623	344	276	51
Unallocated	532	—	—	(16)	516

	$6,047	$2,304	$648	$1,050	$5,441

December 31, 2012

	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$192	$21	$24	$(45)	$150
Real estate Construction	1,008	74	19	(35)	918
Real estate mortgage:
1-4 family residential	2,257	1,090	38	784	1,989
Multi-family residential	336	88	1	165	414
Non-farm & non-residential	410	126	1	343	628
Agricultural	721	15	9	130	845
Consumer	524	424	64	353	517
Other	50	497	334	167	54
Unallocated	344	—	—	188	532
	$5,842	$2,335	$490	$2,050	$6,047

December 31, 2011

	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$235	$36	$74	$(81)	$192
Real estate Construction	721	143	—	430	1,008
Real estate mortgage:
1-4 family residential	1,827	659	15	1,074	2,257
Multi-family residential	148	178	144	222	336
Non-farm & non-residential	889	333	14	(160)	410
Agricultural	265	27	15	468	721
Consumer	582	237	23	156	524
Other	58	933	728	197	50
Unallocated	200	—	—	144	344
	$4,925	$2,546	$1,013	$2,450	$5,842

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2,302,435 and $2,808,210) in loans by portfolio segment and based on impairment method as of December 31, 2013 and December 31, 2012 (in thousands):

As of December 31, 2013

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$230	$230
Real estate construction	—	358	358
Real estate mortgage:
1-4 family residential	228	1,941	2,169
Multi-family residential	76	351	427
Non-farm & non-residential	110	454	564
Agricultural	298	280	578
Consumer	—	548	548
Other	—	51	51
Unallocated	—	516	516
	$712	$4,729	$5,441
Loans:
Commercial	$—	$34,654	$34,654
Real estate construction	—	11,177	11,177
Real estate mortgage:
1-4 family residential	2,873	191,515	194,388
Multi-family residential	274	16,146	16,420
Non-farm & non-residential	2,716	124,075	126,791
Agricultural	7,673	60,329	68,002
Consumer	—	17,065	17,065
Other	—	158	158
	$13,536	$455,119	$468,655

As of December 31, 2012

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$150	$150
Real estate construction	503	415	918
Real estate mortgage:
1-4 family residential	109	1,880	1,989
Multi-family residential	147	267	414
Non-farm & non-residential	150	478	628
Agricultural	549	296	845
Consumer	—	517	517
Other	—	54	54
Unallocated	—	532	532
	$1,458	$4,589	$6,047
Loans:
Commercial	$—	$33,137	$33,137
Real estate construction	3,035	11,067	14,102
Real estate mortgage:
1-4 family residential	3,610	166,589	170,199
Multi-family residential	311	11,201	11,512
Non-farm & non-residential	4,183	109,257	113,440
Agricultural	8,045	61,761	69,806
Consumer	—	17,442	17,442
Other	—	337	337
	$19,184	$410,791	$429,975

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	824	793	—	1,217	28	28
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	1,650	803	—	1,471	81	81
Agricultural	2,912	2,826	—	2,802	123	123
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	607	—	—
Real estate mortgage
1-4 family residential	2,080	2,080	228	1,349	96	96
Multi-family residential	274	274	76	443	3	3
Non-farm & non-residential	1,913	1,913	110	1,938	79	79
Agricultural	4,847	4,847	298	4,864	287	287
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—
Total	$14,501	$13,536	$712	$14,691	$697	$697

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	640	—	—
Real estate mortgage:
1-4 family residential	2,272	2,243	—	1,322	75	75
Multi-family residential	—	—	—	41	—	—
Non-farm & non-residential	2,775	2,008	—	1,756	158	158
Agricultural	2,657	2,657	—	1,432	275	275
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	503	2,020	111	111
Real estate mortgage:
1-4 family residential	1,367	1,367	109	976	57	57
Multi-family residential	311	311	147	225	12	12
Non-farm & non-residential	2,175	2,175	150	1,189	104	104
Agricultural	5,388	5,388	549	4,024	252	252
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—
Total	$19,980	$19,184	$1,458	$13,625	$1,044	$1,044

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$1	$1
Real estate construction	1,600	940	—	1,732	113	113
Real estate mortgage:
1-4 family residential	595	595	—	1,003	39	39
Multi-family residential	—	—	—	493	—	—
Non-farm & non-residential	1,578	1,578	—	3,908	—	—
Agricultural	1,474	1,474	—	1,931	123	123
Consumer	—	—	—	—	5	5
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	703	3,274	—
Real estate mortgage:
1-4 family residential	1,298	1,278	325	2,167	—	—
Multi-family residential	207	207	52	739	—	—
Non-farm & non-residential	1,089	1,089	119	1,007	—	—
Agricultural	4,942	4,942	427	3,004	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$15,818	$15,138	$1,626	$19,258	$281	$281

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

Nonaccrual loans secured by real estate make up 99.8% of the total nonaccruals.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and 2012 (in thousands):

As of December 31, 2013

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,171	314	493
Multi-family residential	275	—	—
Non-farm & non-residential	803	—	1,878
Agricultural	717	232	4,530
Consumer	8	8	—
Other	—	—	—

Total	$2,974	$554	$6,901

As of December 31, 2012

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$45	$—	$—
Real estate construction	3,035	—	—
Real estate mortgage:
1-4 family residential	1,065	373	505
Multi-family residential	311	—	—
Non-farm & non-residential	1,589	—	1,924
Agricultural	894	426	4,798
Consumer	85	42	—
Other	—	—	—

Total	$7,024	$841	$7,227

The following tables present the aging of the recorded investment in past due and non-accrual loans as of December 31, 2013 and 2012 by class of loans (in thousands):

2013

	30–59	60–89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$49	$—	$—	$—	$49	$34,605
Real estate construction	175	—	—	—	175	11,002
Real estate mortgage:
1-4 family residential	1,981	1,285	314	1,171	4,751	189,637
Multi-family residential	—	—	—	275	275	16,145
Non-farm & non-residential	503	—	—	803	1,306	125,485
Agricultural	155	—	232	717	1,104	66,898
Consumer	102	27	8	8	145	16,920
Other	—	—	—	—	—	158

Total	$2,965	$1,312	$554	$2,974	$7,805	$460,850

2012

	30–59	60–89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$16	$—	$—	$45	$61	$33,076
Real estate construction	—	—	—	3,035	3,035	11,067
Real estate mortgage:
1-4 family residential	2,282	652	373	1,065	4,372	165,827
Multi-family residential	—	—	—	311	311	11.201
Non-farm & non-residential	90	—	—	1,589	1,679	111,761
Agricultural	655	—	426	894	1,975	67,831
Consumer	171	21	42	85	319	17,123
Other	—	—	—	—	—	337

Total	$3,214	$673	$841	$7,024	$11,752	$418,223

Troubled Debt Restructurings:

At December 31, 2013 & 2012, the Company had a recorded investment in trouble debt restructurings of $6.9 million and $7.2 million.  The Company has allocated $428 thousand and $663 thousand in reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 and 2012.  The Company has not committed to lend additional amounts as of December 31, 2013 and 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2013, no loans were modified that met the definition of troubled debt restructurings.  Prior to January 1, 2013, the terms of certain loans were modified as troubled debt restructurings.  Two loans were modified during 2012 which met the definition of troubled debt restructurings.  The modifications of the terms of such loans were to interest only payments for a 1 year term and lower interest rates.

The following table presents loans by class modified as troubled debt restructurings during 2012.

December 31, 2012

(in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled Debt Restructurings:

Real estate mortgage:
Agricultural	1	4,847	4,798
Non-farm & non-residential	1	1,926	1,924

Total	2	$6,773	$6,722

Loans classified as troubled debt restructurings increased the allowance for loan losses by $428 thousand and $663 and resulted in no charge offs during the periods ending December 31, 2013 and 2012.

For the years ending December 31, 2013 and 2012, no loans modified as troubled debt restructurings had defaulted on payment.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes primarily non-homogeneous loans with an outstanding balance greater than $200,000 such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following tables present the risk category of loans by class of loans, based on the most recent analysis performed, as of December 31, 2013 and 2012 (in thousands):

2013

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$32,771	$1,587	$296	$—
Real estate construction	9,660	1,517	—	—
Real estate mortgage:
1-4 family residential	176,553	10,346	7,489	—
Multi-family residential	14,392	1,579	449	—
Non-farm & non-residential	120,195	5,327	1,269	—
Agricultural	56,713	7,297	3,992	—

Total	$410,284	$27,653	$13,495	$—

2012

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$31,419	$1,362	$350	$6
Real estate construction	4,394	6,674	3,035	—
Real estate mortgage:
1-4 family residential	149,104	12,242	8,827	26
Multi-family residential	9,305	1,812	394	—
Non-farm & non-residential	105,170	3,593	4,677	—
Agricultural	56,516	3,569	9,718	2

Total	$355,908	$29,252	$27,001	$34

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $16,000 at December 31, 2013 and $127,000 at December 31, 2012.

Non-consumer loans with an outstanding balance less than $200,000 are evaluated similarly to consumer loans over $200,000.  Both are reviewed at least quarterly and credit quality grades are updated as needed.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2013 and 2012.  An analysis of the activity with respect to all director and executive officer loans is as follows (in thousands):

	2013	2012

Balance, beginning of year	$3,858	$3,956
New loans	45	7
Effect of changes in composition of related parties	(2,070)	—
Repayments	(545)	(105)

Balance, end of year	$1,288	$3,858

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $186,288,000 and $176,180,000 at December 31, 2013 and 2012.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $578,000 and $575,000 at December 31, 2013 and 2012.

Activity for mortgage servicing rights and the related valuation allowance follows:

	2013	2012	2011

Servicing Rights:
Beginning balance	$1,152,436	$834,675	$958,193
Additions	445,812	627,999	312,588
Amortization	(409,361)	(346,238)	(288,106)
Change in valuation allowance	155,000	36,000	(148,000)

Ending balance	$1,343,887	$1,152,436	$834,675

Valuation Allowance:
Beginning balance	$214,000	$250,000	$102,000
Additions expensed	73,000	92,000	189,000
Reductions credited to operations	228,000	128,000	41,000

Ending balance	$59,000	$214,000	$250,000

The fair value of servicing rights was $1.7 million and $1.3 million at year-end 2013 and 2012.  Fair value at year-end 2013 was determined using a discount rate of 12.0%, prepayment speeds ranging from 7.0% to 23.5%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.  Fair value at year-end 2012 was determined using a discount rate of 12.0%, prepayment speeds ranging from 3.0% to 45.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 4.8 years.  Estimated amortization expense for each of the next five years is:

2014	$315,000
2015	282,000
2016	225,000
2017	172,000
2018	127,000

NOTE 5 - REAL ESTATE OWNED

Activity in real estate owned was as follows:

	Twelve Months Ended
	2013	2012

Beginning of year	$4,168,356	$8,296,200
Additions	542,273	2,266,875
Sales	(1,475,565)	(6,057,937)
Additions to valuation allowance, net	(63,302)	(990,570)
Recovery from sale in valuation allowance	207,196	653,788

End of period	$3,378,958	$4,168,356

Activity in the valuation allowance was as follows:

	2013	2012	2011

Beginning of year	$1,668,202	$1,331,420	$799,320
Additions to valuation allowance, net	63,302	990,570	1,229,644
Recovery from sale	(207,196)	(653,788)	(697,544)

End of year	$1,524,308	$1,668,202	$1,331,420

Expenses related to foreclosed assets include:

	2013	2012	2011

Net loss (gain) on sales	$(43,213)	$179,873	$94,509
Additions to valuation allowance, net	63,302	990,570	1,229,644
Operating expenses (receipts), net of rental income	203,503	745,194	817,889
Repossession expense, net	266,805	1,735,764	2,047,533

End of year	$223,592	$1,915,637	$2,142,042

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2013	2012

Land and buildings	$19,937,331	$19,961,251
Furniture and equipment	16,056,371	15,515,657
	35,993,702	35,476,908

Less accumulated depreciation	(19,284,740)	(18,708,619)

	$16,708,962	$16,768,289

Depreciation expense was $1,195,641, $1,278,740 and $1,189,661 in 2013, 2012, and 2011.

Certain premises, not included in premises and equipment above, are leased under operating leases.  Minimum rental payments are as follows:

2014	$167,738
2015	167,738
2016	167,738
2017	142,538
2018	144,676
Thereafter	756,591
$1,547,019

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

	2013	2012	2011

Beginning of year	$13,116,710	$13,116,710	$13,116,710
Acquired goodwill	—	—	—
Impairment	—	—	—

End of year	$13,116,710	$13,116,710	$13,116,710

Goodwill is not amortized but instead evaluated periodically for impairment.

Acquired intangible assets were as follows at year-end:

	2013		2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$2,530,102	$2,213,342	$2,530,102	$1,998,369

Aggregate amortization expense was $214,973, $233,736 and $243,736 for 2013, 2012 and 2011.

Estimated amortization expense for each of the next five years:

2014	$140,000
2015	121,000
2016	56,000
2017	—
2018	—

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

Our annual impairment analysis as of December 31, 2013 and 2012, indicated that the Step 2 analysis was not necessary.  If needed, Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were $96,264,000 and $91,948,000 at year-end 2013 and 2012, respectively.

At December 31, 2013, the scheduled maturities of time deposits for the next five years are as follows:

2014	$98,438,566
2015	45,633,606
2016	23,059,235
2017	11,807,076
2018	11,759,515

Certain directors and executive officers of the Company and companies in whom they have beneficial ownership are deposit customers of the Bank. The amount of these deposits was approximately $5,878,000 and $2,645,000 at December 31, 2013 and 2012.

NOTE 9 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government securities with a carrying amount of $12,867,341 and $3,815,384 at year-end 2013 and 2012.

Repurchase agreements generally mature within one year from the transaction date and range in maturities from 1 day to 65 months.  The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement.  Information concerning repurchase agreements for 2013, 2012 and 2011 is summarized as follows:

	2013	2012	2011

Average daily balance during the year	$9,645,729	$3,847,580	$3,640,488
Average interest rate during the year	0.68%	0.27%	0.42%
Maximum month-end balance during the year	$13,197,530	$5,033,965	$4,654,159
Weighted average interest rate at year end	0.73%	0.22%	0.30%

The promissory note payable the Company had outstanding at December 31, 2012 in the principal amount of $500,000 was paid in full during the second quarter of 2013.  The $5 million revolving promissory note is scheduled to mature July 27, 2014.  The Company had no outstanding balances at December 31, 2013.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2013	2012
Maturities January 2014 through March 2030, fixed rates from 1.00% to 7.23%, averaging 2.22% in 2013 and 4.09% in 2012	$57,846,833	$17,448,932

Advances are paid either on a monthly basis or at maturity.  All advances require a prepayment penalty, and are secured by the FHLB stock and substantially all first mortgage residential, multi-family and farm real estate loans.

Scheduled principal payments due on advances during the years subsequent to December 31, 2013 are as follows:

2014	$12,217,630
2015	6,137,660
2016	4,686,024
2017	4,286,438
2018	12,255,040
Thereafter	18,264,041

$57,846,833

NOTE 11 - SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”).  The Trust issued $217,000 of common securities to the Company and $7,000,000 of trust preferred securities as part of a pooled offering of such securities.  The Company issued $7,217,000 subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust.  The debentures paid interest quarterly at 7.06% for the first 5 years.  Starting September 2008, the rate converted to three-month LIBOR plus 3.00% adjusted quarterly, which was 3.25% at year-end 2013.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

NOTE 12 - INCOME TAXES

Income tax expense was as follows:

	2013	2012	2011

Current	$900,288	$1,962,873	$1,060,302
Deferred	(41,291)	(319,200)	(140,887)

	$858,997	$1,643,673	$919,415

Year-end deferred tax assets and liabilities were due to the following.  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2013	2012

Deferred tax assets
Allowance for loan losses	$1,875,345	$2,081,597
Other real estate owned	518,265	536,587
Nonaccrual loan interest	117,991	153,186
Unrealized loss on securities	2,640,761	—
Accrued pension	330,783	—
Accrued expenses	214,880	151,980
Other	71,566	73,386
Deferred tax liabilities
Unrealized gain on securities		(2,206,521)
Bank premises and equipment	(1,061,101)	(1,002,811)
FHLB stock	(1,343,242)	(1,343,242)
Mortgage servicing rights	(456,922)	(391,828)
Core deposit intangibles	(103,360)	(169,943)
Low income housing investments	(148,470)	(118,890)
Other	(218,956)	(214,534)

Net deferred tax asset (liability)	$2,437,540	$(2,451,033)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2013	2012	2011

U. S. federal income tax rate	34.0%	34.0%	34.0%
Changes from the statutory rate
Tax-exempt interest income	(16.8)	(13.8)	(18.4)
Historic and low income tax credits	(5.4)	(2.1)	(2.7)
Non-deductible interest expense related to carrying tax-exempt investments	0.5	0.4	0.8
Other	0.6	0.5	0.2

	12.9%	19.0%	13.9%

Federal income tax laws provided the Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $441,000 liability at December 31, 2013.  The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve.  However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $441,000 would be recorded as expense.

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2013 and December 31, 2012.

The Company and its subsidiary file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2010.

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2013	2012	2011
Basic Earnings Per Share
Net income	$5,821,874	$7,007,562	$5,686,874
Weighted average common shares outstanding	2,704,606	2,705,456	2,718,561
Basic earnings per share	$2.15	$2.59	$2.09

Diluted Earnings Per Share
Net income	$5,821,874	$7,007,562	$5,686,874
Weighted average common shares outstanding	2,704,606	2,705,456	2,718,561
Add effect of dilutive shares	3,980	2,146	1,094
Weighted average common shares outstanding including dilutive shares	2,708,586	2,707,602	2,719,655
Diluted earnings per share	$2.15	$2.59	$2.09

Stock options of 19,100 shares common stock from 2013, 28,460 shares common stock from 2012 and 30,660 shares common stock from 2011 were excluded from diluted earnings per share because their impact was antidilutive.  Stock grants of 0 shares common stock from 2013, 585 shares common stock from 2012 and 6,221 shares common stock from 2011 were excluded from diluted earnings per share because their impact was antidilutive.

NOTE 14 - RETIREMENT PLAN

The Company has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision.  Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors.  Expense recognized in connection with the plan was $776,939, $695,831 and $647,846 in 2013, 2012 and 2011.

NOTE 15 - STOCK BASED COMPENSATION

The Company has four share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $82,115, $92,683, and $76,809 for 2013, 2012 and 2011.  The total income tax benefit was $0, $0, and $0.

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

No options were granted in 2013, 2012 or 2011.

Summary of activity in the stock option plan for 2013 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	28,460	$29.86
Granted	—	—
Forfeited or expired	(9,360)	26.56
Exercised	—	—
Outstanding, end of year	19,100	$31.50	14.8 months	$—
Vested and expected to vest	19,100	$31.50	14.8 months	$—
Exercisable, end of year	19,100	$31.50	14.8 months	$—

Options outstanding at year-end 2013 were as follows:

		Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

From $29.50 to $31.00 per share	13,350	16.2	30.46	13,350	30.46
From $33.90 to $34.00 per share	5,750	0.3	33.91	5,750	33.91
	19,100			19,100

As of December 31, 2013, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, as of December 31, 2013 neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 6,065 shares issued during 2013 and 5,615 shares issued during 2012.  There were 225 shares forfeited during 2013 and 30 shares forfeited during 2012.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2013	14,739	$267,658	$18.16
Granted	6,065	112,203	18.50
Vested	(5,014)	(88,177)	17.59
Forfeited	(225)	(4,163)	18.50
Nonvested at December 31, 2013	15,565	$280,016	$17.99

As of December 31, 2013, there was $198,577 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 5 years.  The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $88,177, $54,535 and $56,581.  As of December 31, 2013, the restricted stock grant plan allows for additional restricted stock share awards of up to 12,470 shares.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 900 shares issued during 2013 and no shares were issued during 2012.  There were no shares forfeited during 2013 or 2012.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2013	—	$—	$—
Granted	900	20,880	23.20
Vested	—	—	—
Forfeited	—	—	—
Nonvested at December 31, 2013	900	$20,880	$23.20

As of December 31, 2013, there was $17,400 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 5 years.  The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $0, $0 and $0.  As of December 31, 2013, the restricted stock grant plan allows for additional restricted stock share awards of up to 149,100 shares.

NOTE 16 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years.  During 2014 the Bank could, without prior approval, declare dividends on any 2014 net profits retained to the date of the dividend declaration plus $5,086,000.

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

The Company used the following methods and significant assumptions to estimate the fair value:

Securities Available for Sale:  The fair values for investment securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

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

Other Real Estate Owned:  Assets acquired through, or instead of, loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

	Fair Value Measurements at December 31, 2013 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
U. S. government agencies	$69,286	$—	$69,286	$—
States and municipals	90,183	—	90,183	—
Mortgage-backed - residential	70,638	—	70,638	—
Equity securities	289	289	—	—
Total	$230,396	$289	$230,107	$—

	Fair Value Measurements at December 31, 2012 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
U. S. government agencies	$48,831	$—	$48,831	$—
States and municipals	82,607	—	82,607	—
Mortgage-backed - residential	61,037	—	61,037	—
Equity securities	305	305	—	—
Total	$192,780	$305	$192,475	$—

There were no transfers between level 1 and level 2 during 2013 or 2012.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2013 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real estate construction	$—	—	—	$—
Real Estate Mortgage:
1-4 family residential	1,420	—	—	1,420
Multi-family residential	199	—	—	199
Non-farm & non-residential	36	—	—	36
Agricultural	275	—	—	275

Other real estate owned, net:
Residential	1,361	—	—	1,361
Loan servicing rights	201	—	—	201

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real estate construction	$2,535	—	—	$2,535
Real Estate Mortgage:
1-4 family residential	1,255	—	—	1,255
Multi-family residential	164	—	—	164
Non-farm & non-residential	2,025	—	—	2,025
Agricultural	4,839	—	—	4,839
Other real estate owned, net:
Residential	2,539	—	—	2,539
Loan servicing rights	529	—	—	529

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.9 million, with a valuation allowance of $284 thousand at December 31, 2013.  During 2013, five new loans became impaired resulting in an additional provision for loan losses of $253 thousand.  The total allowance for specific impaired loans decreased $746 thousand for the year ending December 31, 2013.  At December 31, 2012, impaired loans had a net carrying amount of $10.8 million, with a valuation allowance of $1.5 million, resulting in an additional provision for loan losses of $168 thousand for the year ending December 31, 2012.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $1.4 million, which is made up of the outstanding balance of $2.9 million, net of a valuation allowance of $1.5 million at December 31, 2013.  Write-downs of other real estate netted to a recovery of $63 thousand for the year ending December 31, 2013.  At December 31, 2012, other real estate owned had a net carrying amount of $2.5 million, which is made up of the outstanding balance of $4.2 million, net of a valuation allowance of $1.7 million at December 31, 2012, resulting in a net write-down of $990 thousand for the year ending December 31, 2012.

Loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $201 thousand, which is made up of the outstanding balance of $260 thousand, net of a valuation allowance of $51 thousand at December 31, 2013.  Net Recoveries for prior write-downs were recorded in the amount of $155 thousand for the year ending December 31, 2013.  At December 31, 2012, loan servicing rights were carried at their fair value of $529 thousand, which is made up of the outstanding balance of $743 thousand, net of a valuation allowance of $214 thousand at December 31, 2012, resulting in a net recovery of prior write-downs of $36 thousand for the year ending December 31, 2012.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and 2012:

December 31, 2013

				Range
	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate mortgage:
1-4 family residential	1,420	sales comparison	adjustment for differences between the comparable sales	0%-99% (14)%
Multi-family residential	199	sales comparison	adjustment for differences between the comparable sales	12%-32% (22)%
Non-farm & non-residential	36	sales comparison	adjustment for differences between the comparable sales	0%-61% (31)%
Agricultural	275	sales comparison	adjustment for differences between the comparable sales	5%-44% (20)%
Other real estate owned:
Residential	1,361	sales comparison	adjustment for differences between the comparable sales	0%-33% (4)%
		income approach	capitalization rate	8%-8%
				(8)%
Loan Servicing Rights	201	discounted cash flow	constant prepayment rates	7%-23% (10)%

December 31, 2012

				Range
	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate construction	$2,535	income approach	capitalization rate	18% (18)%
Real estate mortgage:
1-4 family residential	1,255	sales comparison	adjustment for differences between the comparable sales	0%-44% (6)%
Multi-family residential	164	sales comparison	adjustment for differences between the comparable sales	0%-54% (18)%
Non-farm & non-residential	2,025	sales comparison	adjustment for differences between the comparable sales	7%-11% (9)%
Agricultural	4,839	sales comparison	adjustment for differences between the comparable sales	3%-37% (17)%
Other real estate owned:
Residential	2,539	sales comparison	adjustment for differences between the comparable sales	0%-70% (8)%
		income approach	capitalization rate	8%-12% (11)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2013 and December 31, 2012 are as follows:

December 31, 2013

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$23,160	$23,160	$—	$—	$23,160
Securities	230,396	289	230,107	—	230,396
Mortgage loans held for sale	223	—	229	—	229
Loans, net	463,214	—	—	459,796	459,796
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,618	—	1,315	2,303	3,618
Financial liabilities
Deposits	$617,400	$428,239	$191,523	$—	$619,762
Securities sold under agreements to repurchase and other borrowings	12,867	—	13,013	—	13,013
FHLB advances	57,847	—	52,220	—	52,220
Subordinated Debentures	7,217	—	—	7,217	7,217
Interest payable	736	—	727	9	736

December 31, 2012:

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$31,764	$31,764	$—	$—	$31,764
Securities	192,780	305	192,475	—	192,780
Mortgage loans held for sale	486	—	500	—	500
Loans, net	423,928	—	—	422,920	422,920
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,946	—	1,138	2,808	3,946
Financial liabilities
Deposits	$590,425	$401,164	$191,732	$—	$592,896
Securities sold under agreements to repurchase and other borrowings	4,315	—	4,314	—	4,314
FHLB advances	17,449	—	18,806	—	18,806
Subordinated Debentures	7,217	—	—	7,261	7,261
Interest payable	610	—	601	9	610

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	2013	2012

Unused lines of credit	$85,654,871	$85,230,958
Commitments to make loans	3,481,833	12,607,179
Letters of credit	554,000	1,538,400

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 3.25% to 5.00% with maturities ranging from 1 to 30 years.

NOTE 19 - PENSION MATTER

The Bank is a defendant in legal actions arising from normal business activities.  Management believes these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s consolidated financial position or results of operations.

Kentucky Bancshares, Inc. (the “Company”) terminated the Kentucky Bancshares, Inc. Retirement Plan and Trust (the “Plan”) in a standard termination, with a termination date of December 31, 2008.  Prior to such termination, the Pension Protection Act of 2006 (“PPA”) had amended Internal Revenue Code (“IRC”) Section 417(e)(3) in part by changing the definition of “applicable interest rate” in a manner that in most cases (when combined with other changes to IRC Section 417(e)(3)) would result in a decrease in the value of a participant’s or beneficiary’s plan benefits under pension plans such as the Company’s Plan with the new definition applicable (for most plans, including the Plan) to lump sums with annuity starting dates in or after the 2008 plan year.  The Plan had determined in mid-2008 to comply with IRC Section 417(e)(3), as amended by PPA, by using the assumptions governing minimum lump sums, rather than by using the pre-PPA minimum lump sum assumptions, and operated the Plan in compliance with that decision.  As permitted by the IRC, the Plan was amended on February 24, 2009 (after the termination of the Plan on December 31, 2008) to formalize that decision in accordance with Section 1107 of PPA.

The Internal Revenue Service issued a favorable determination as to the Plan termination in July 2010.  Subsequent to Plan termination and distributions to Plan participants, the Plan was selected for audit by the PBGC.  The PBGC asserted that the February, 2009 amendment to the Plan violated PBGC Regulation Section 4041.8(a) because the amendment served to lower benefits to Plan beneficiaries.  The PBGC filed a Complaint in May 2013 in United States District Court (Eastern District of Kentucky) to require the Company to make additional distributions to Plan beneficiaries.  On March 17, 2014, the United States District Court (Eastern District of Kentucky) issued an Opinion and Order entering judgment in favor of the PBGC and ruling that the Company must comply with the PBGC’s determination respecting the Plan.  The Company is appraising its options with respect to this judgment, including an appeal of the decision.  However, in light of the court’s opinion, the Company has now accrued approximately $1.6 million as of December 31, 2013 for this matter.  After taking into account income tax adjustments and indemnification undertakings from professionals who assisted the Company in the termination of the Plan, the impact is an approximate $470,000 decrease to the net income disclosed on Form 8-K filed by the Company on January 31, 2014.  Moreover, in the event the subject court decision is not overturned, the Company believes it has claims for further contribution towards payment of this liability from professionals who assisted the Company in the termination of the Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2013 and 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
2013
Consolidated
Total Capital (to Risk-Weighted Assets)	$71,993	14.1%	$40,872	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	66,468	13.0	20,436	4	N/A	N/A
Tier I Capital (to Average Assets)	66,468	8.8	30,079	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$70,827	13.9%	$40,859	8%	$51,073	10%
Tier I Capital (to Risk-Weighted Assets)	65,302	12.8	20,429	4	30,644	6
Tier I Capital (to Average Assets)	65,302	8.7	30,070	4	37,588	5

2012
Consolidated
Total Capital (to Risk-Weighted Assets)	$67,956	14.5%	$37,385	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	62,095	13.3	18,692	4	N/A	N/A
Tier I Capital (to Average Assets)	62,095	9.2	27,050	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$67,522	14.2%	$37,383	8%	$46,729	10%
Tier I Capital (to Risk-Weighted Assets)	61,661	13.2	18,692	4	28,037	6
Tier I Capital (to Average Assets)	61,661	9.1	27,040	4	33,800	5

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31

	2013	2012
	(In Thousands)
ASSETS
Cash on deposit with subsidiary	$1,008	$765
Investment in subsidiary	73,507	80,574
Securities available for sale	20	20
Other assets	364	375

Total assets	$74,899	$81,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Subordinated debentures	$7,217	$7,217
Notes payable	—	500
Other Liabilities	9	9
Stockholders’ equity
Preferred stock	—	—
Common stock	12,570	12,529
Retained earnings	60,299	57,196
Accumulated other comprehensive income (loss)	(5,126)	4,283

Total liabilities and stockholders’ equity	$74,899	$81,734

Condensed Statements of Income and Comprehensive Income (Loss)

Years Ended December 31

	2013	2012	2011
	(In Thousands)
Income
Dividends from subsidiary	$3,800	$4,200	$3,800
Interest income	—	—	—
Total income	3,800	4,200	3,800

Expenses
Interest expense	238	277	296
Other expenses	123	112	86
Total expenses	361	389	382

Income before income taxes and equity in undistributed income of subsidiary	3,439	3,811	3,418

Applicable income tax benefits	123	132	150

Income before equity in undistributed income of subsidiary	3,562	3,943	3,568

Equity in undistributed income of subsidiary	2,260	3,065	2,119

Net income	5,822	7,008	5,687

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	(8,770)	1,723	5,790
Reclassification of realized amount	(639)	(1,210)	(768)

Net change in unrealized gain (loss) on securities	(9,409)	513	5,022

Comprehensive income (loss)	$(3,587)	$7,521	$10,709

Condensed Statements of Cash Flows

Years Ended December 31

	2013	2012	2011
	(In Thousands)
Cash flows from operating activities
Net income	$5,822	$7,008	$5,687
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(2,260)	(3,065)	(2,119)
Change in other assets	11	(1)	14
Change in other liabilities	—	(1)	1
Net cash from operating activities	3,573	3,941	3,583

Cash flows from financing activities
Proceeds from note payable	—	—	—
Payments on note payable	(500)	(800)	(800)
Dividends paid	(2,613)	(2,503)	(2,402)
Proceeds from issuance of common stock	—	1	—
Purchase of common stock	(217)	(56)	(474)
Net cash from financing activities	(3,330)	(3,358)	(3,676)

Net change in cash	243	583	(93)

Cash at beginning of year	765	182	275

Cash at end of year	$1,008	$765	$182

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted

2013
First quarter	$6,956	$6,134	$1,709	$0.63	$0.63
Second quarter	6,837	6,021	1,785	0.66	0.66
Third quarter	7,105	6,245	1,367	0.51	0.51
Fourth quarter	7,270	6,312	961	0.35	0.35

2012
First quarter	$7,162	$6,110	$1,618	$0.60	$0.60
Second quarter	7,321	6,359	1,778	0.65	0.65
Third quarter	6,937	6,078	1,698	0.63	0.63
Fourth quarter	6,812	5,971	1,914	0.71	0.71

The Company recorded a gain of approximately $289 thousand and $485 thousand during the first and second quarters of 2013 for the gain on the sale of securities.  The Company also recorded a gain of $626 thousand and $514 thousand during the first and second quarters of 2013 for the gain on the sale of mortgage loans.  The Company recorded additional expenses related to the new branch expansion during the third and fourth quarters of 2013.  Further, the Company recorded an additional $973 thousand non-recurring expense during the fourth quarter of 2013 for pension expense related to the 2008 termination of the defined benefit plan.

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax, for the years ending December 31, 2013 and 2012:

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	2013	2012

Beginning Balance	$4,283,247	$3,769,734

Unrealized holding gains (losses) for the period, net of tax	(8,770,910)	1,724,507

Reclassification adjustment for:

Securities gains realized in income	(967,454)	(1,834,839)
Income taxes	(328,934)	(623,845)
	(638,520)	(1,210,994)

Net current period other comprehensive income	(9,409,430)	513,513

Ending balance	$(5,126,183)	$4,283,247

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the years ending December 31, 2013 and 2012:

December 31, 2013

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(967,454)	Securities gains, net

	328,934	Provision for income taxes

	(638,520)	Net of tax

December 31, 2012

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(1,834,839)	Securities gains, net

	623,845	Provision for income taxes

	(1,210,994)	Net of tax

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013.  Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control — Integrated Framework.

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

Name	Age	Position with the Company

James B. Braden	35

Senior Vice President, Chief Administrative Officer since 2013. Director of Risk Management from 2010 to 2012. Previously a Senior Manager at a national public accounting firm serving financial institutions.

Brenda S. Bragonier	57	Senior Vice President, Director of Marketing since 1999.
Carol Caskey	56	Senior Vice President, Director of Human Resources since 2011. Previously an Associate Relations Consultant at a national health insurance carrier.
Gregory J. Dawson	53	Senior Vice President, Chief Financial Officer since 1989.
James L. Elliott	67	Senior Vice President, Director of Wealth Management and Market President since 2013. Previously a Senior Vice President and Group Director of private financial services for a financial institution.
Norman J. Fryman	64	Executive Vice President, Chief Credit Officer since 2010. Director of Sales and Service from 2004 to 2009.
Christopher Gorley	43	Senior Vice President, Director of Operations since 2013. Previously a Vice President and Chief Operations Officer with a community bank.
William Hough	59	Senior Vice President, Director of Sales and Service since 2011. Previously a Market President from 2006 to 2010.

The remaining information required by Item 10 is hereby incorporated by reference under the headings “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 — Election of Directors” from the Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 15, 2014, which will be filed with the Commission on or about April 15, 2014, pursuant to Regulation 14A (“2013 Proxy Statement”).

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation of Named Executive Officers” in the 2014 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference under the heading “Stock Ownership of Directors and Executive Officers” in the 2014 Proxy Statement.  See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference under the headings “Corporate Governance” and “Transactions with Related Persons” in the 2014 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference under the heading “Fees of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)                  Financial Statements

The following financial statements are included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

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
March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 28, 2014
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 28, 2014
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford	March 28, 2014
Buckner Woodford, Chairman of the Board, Director

/s/B. Proctor Caudill	March 28, 2014
B. Proctor Caudill, Director

/s/Henry Hinkle	March 28, 2014
Henry Hinkle, Director

/s/Theodore Kuster	March 28, 2014
Theodore Kuster, Director

/s/Betty J. Long	March 28, 2014
Betty J. Long, Director

/s/Ted McClain	March 28, 2014
Ted McClain, Director

/s/Edwin S. Saunier	March 28, 2014
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 28, 2014
Robert G. Thompson, Director

/s/Woodford Van Meter	March 28, 2014
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

101*                    The following financial information from Kentucky Bancshares, Inc. Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on March 28, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

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