Form 10-Q
period 2014-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2014-05-13
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of April 30, 2014:  2,721,142.

KENTUCKY BANCSHARES, INC.

Part	I	-	Financial Information

Item	1.		Financial Statements

			Consolidated Balance Sheets	3

			Consolidated Statements of Income and Comprehensive Income	4

			Consolidated Statement of Changes in Stockholders’ Equity	5

			Consolidated Statements of Cash Flows	6

			Notes to Consolidated Financial Statements	7

Item	2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item	3.		Quantitative and Qualitative Disclosures About Market Risk	42

Item	4.		Controls and Procedures	43

Part	II	-	Other Information	43

Item	6.		Exhibits	44

Signatures				45

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)

(in thousands, except per share data)

	3/31/2014	12/31/2013
Assets
Cash and due from banks	$21,508	$22,650
Federal funds sold	369	510
Cash and cash equivalents	21,877	23,160
Securities available for sale	236,364	230,396
Trading Assets	5,108	—
Mortgage loans held for sale	149	223
Loans	474,012	468,655
Allowance for loan losses	(5,616)	(5,441)
Net loans	468,396	463,214
Federal Home Loan Bank stock	5,981	6,731
Real estate owned, net	3,256	3,379
Bank premises and equipment, net	16,710	16,709
Interest receivable	3,484	3,618
Mortgage servicing rights	1,303	1,344
Goodwill	13,117	13,117
Other intangible assets	279	317
Other assets	6,630	8,371
Total assets	$782,654	$770,579

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$165,675	$152,052
Time deposits, $100,000 and over	96,553	96,264
Other interest bearing	365,776	369,084
Total deposits	628,004	617,400
Repurchase agreements and other borrowings	11,402	12,867
Long-term Federal Home Loan Bank advances	57,380	57,847
Subordinated debentures	7,217	7,217
Interest payable	709	736
Other liabilities	5,992	6,839
Total liabilities	710,704	702,906

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,721,114 and 2,717,434 shares issued and outstanding on March 31, 2014 and December 31, 2013	12,580	12,570
Retained earnings	61,245	60,229
Accumulated other comprehensive income/(loss)	(1,875)	(5,126)
Total stockholders’ equity	71,950	67,673
Total liabilities & stockholders’ equity	$782,654	$770,579

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	3/31/2014	3/31/2013
INTEREST INCOME:
Loans, including fees	$5,761	$5,726
Securities
Taxable	675	479
Tax exempt	733	668
Trading assets	37	—
Other	76	83
Total interest income	7,282	6,956
INTEREST EXPENSE:
Deposits	539	590
Repurchase agreements and other borrowings	23	7
Federal Home Loan Bank advances	314	166
Subordinated debentures	57	59
Total interest expense	933	822
Net interest income	6,349	6,134
Provision for loan losses	100	450
Net interest income after provision	6,249	5,684
NON-INTEREST INCOME:
Service charges	1,011	1,020
Loan service fee income, net	29	(52)
Trust department income	222	177
Gain on sale of available for sale securities, net	188	289
Gain on trading assets	71	—
Gain on sale of mortgage loans	157	626
Brokerage income	80	68
Debit card interchange income	479	448
Other	32	27
Total other income	2,269	2,603
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,602	3,290
Occupancy expenses	848	718
Repossession expenses, net	(2)	67
FDIC Insurance	128	132
Legal and professional fees	136	153
Data processing	337	348
Debit card expenses	234	223
Amortization	37	57
Advertising and marketing	209	184
Taxes other than payroll, property and income	225	225
Telephone	89	67
Postage	72	75
Loan fees	77	123
Other	462	514
Total other expenses	6,454	6,176
Income before taxes	2,064	2,111
Income taxes	293	402
Net income	$1,771	$1,709
Other Comprehensive Income, net of tax:
Change in Unrealized Gains (losses) on Securities	3,251	(1,252)
Comprehensive Income	$5,022	$457

Earnings per share
Basic	$0.66	$0.63
Diluted	0.66	0.63
Dividends per share	0.25	0.24

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY  (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	—Common Stock(1)—		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity
Balances, January 1, 2014	2,717,434	$12,570	$60,229	$(5,126)	$67,673

Common stock issued, including tax benefit, net	7,475	—	—	—	—

Stock based compensation expense	—	27	—	—	27

Common stock purchased and retired	(3,795)	(17)	(74)	—	(91)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	3,251	3,251

Net income	—	—	1,771	—	1,771

Dividends declared - $0.25 per share	—	—	(681)	—	(681)

Balances, March 31, 2014	2,721,114	$12,580	$61,245	$(1,875)	$71,950

(1)Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ending
	3/31/2014	3/31/2013

Cash Flows From Operating Activities
Net Income	$1,771	$1,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441	513
Securities amortization (accretion), net	150	319
Stock based compensation expense	27	24
Provision for loan losses	100	450
Securities available for sale gains, net	(188)	(289)
Trading assets gains, net	(71)	—
Interest income earned on trading assets	(37)	—
Originations of loans held for sale	(5,715)	(16,075)
Proceeds from sale of loans	5,946	17,053
Losses (gains) on other real estate	(46)	(5)
Gain on sale of mortgage loans	(157)	(626)
Changes in:
Interest receivable	134	100
Other assets	1,694	87
Interest payable	(27)	—
Other liabilities	(2,522)	197
Net cash from operating activities	1,500	3,457
Cash Flows From Investing Activities
Purchases of securities available for sale	(20,089)	(48,776)
Proceeds from principal payments, sales, maturities and calls of securities	19,086	16,625
Initial purchase of trading assets	(5,000)	—
Net change in loans	(5,423)	6,716
Proceeds from sale of Federal Home Loan Bank stock	750	—
Purchases of bank premises and equipment	(316)	(378)
Proceeds from the sale of other real estate	309	33
Net cash from investing activities	(10,683)	(25,780)
Cash Flows From Financing Activities:
Net change in deposits	10,604	3,928
Net change in repurchase agreements and other borrowings	(1,465)	4,647
Short-term advances from Federal Home Loan Bank	10,000	—
Payment on short-term Federal Home Loan Bank advances	(10,000)	—
Long-term advances from Federal Home Loan Bank	1,635	—
Payments on long-term Federal Home Loan Bank advances	(2,102)	(1,611)
Payments on note payable	—	(200)
Purchase of common stock	(91)	(38)
Dividends paid	(681)	(654)
Net cash from financing activities	7,900	6,072
Net change in cash and cash equivalents	(1,283)	(16,251)
Cash and cash equivalents at beginning of period	23,160	31,764
Cash and cash equivalents at end of period	$21,877	$15,513

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$960	$822
Income taxes	—	375

Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$141	$65

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented as of any date other than December 31 has been prepared from the Company’s books and records without audit.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted.  There have been no significant changes to the Company’s accounting and reporting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Basis of Presentation:  The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the “Company”, “we”, “our” or “us”), its wholly-owned subsidiary, Kentucky Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, KB Special Assets Unit, LLC.  Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:  The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Rowan, Madison, Scott, Woodford and adjoining counties in Kentucky.  Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives.  As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The Company, a bank holding company, is regulated by the Federal Reserve.

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

Trading Assets:  The Company engages in trading activities for its own account.  Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings.  Interest and dividends are included in net interest income.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Pension Matter:  The Company terminated the Kentucky Bancshares, Inc. Retirement Plan and Trust (the “Plan”) in a standard termination, with a termination date of December 31, 2008.  Prior to such termination, the Pension Protection Act of 2006 (“PPA”) had amended Internal Revenue Code (“IRC”) Section 417(e)(3) in part by changing the definition of “applicable interest rate” in a manner that in most cases (when combined with other changes to IRC Section 417(e)(3)) would result in a decrease in the value of a participant’s or beneficiary’s plan benefits under pension plans such as the Company’s Plan with the new definition applicable (for most plans, including the Plan) to lump sums with annuity starting dates in or after the 2008 plan year.  The Plan had determined in mid-2008 to comply with IRC Section 417(e)(3), as amended by PPA, by using the assumptions governing minimum lump sums, rather than by using the pre-PPA minimum lump sum assumptions, and operated the Plan in compliance with that decision.  As permitted by the IRC, the Plan was amended on February 24, 2009 (after the termination of the Plan on December 31, 2008) to formalize that decision in accordance with Section 1107 of PPA.

The Internal Revenue Service issued a favorable determination as to the Plan termination in July 2010.  Subsequent to Plan termination and distributions to Plan participants, the Plan was selected for audit by the Pension Benefit Guaranty Corporation (“PBGC”).  The PBGC asserted that the February, 2009 amendment to the Plan violated PBGC Regulation Section 4041.8(a) because the amendment served to lower benefits to Plan beneficiaries.  The PBGC filed a Complaint in May 2013 in United States District Court (Eastern District of Kentucky) to require the Company to make additional distributions to Plan beneficiaries.  On March 17, 2014, the United States District Court (Eastern District of Kentucky) issued an Opinion and Order entering judgment in favor of the PBGC and ruling that the Company must comply with the PBGC’s determination respecting the Plan.  The Company is appraising its options with respect to this judgment, including an appeal of the decision.  However, in light of the court’s opinion, the Company accrued approximately $1.6 million as of December 31, 2013 for this matter.  The accrued balance for this matter remains $1.6 million at March 31, 2014.    Moreover, in the event the subject court decision is not overturned, the Company believes it has claims for further contribution towards payment of this liability from professionals who assisted the Company in the termination of the Plan.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period net income or stockholders’ equity.

Adoption of New Accounting Standards

ASU 2014-01- Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force): In January 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-01, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. Additionally, a reporting entity should disclose information that enables users of its financial statement to understand the nature of its investments in qualified affordable housing projects, and the effect of the measurement of its investments in qualified affordable housing projects and the related tax credits on its financial position and results of operations. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements, but may impact the presentation of the Company’s investments in qualified affordable housing projects. Additionally, the adoption of this guidance will require additional disclosures.

2.              SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

March 31, 2014
U.S. government agencies	$74,612	$14	$(3,264)	$71,362
States and political subdivisions	91,008	2,805	(1,138)	92,675
Mortgage-backed - residential	73,315	118	(1,397)	72,036
Equity securities	270	21	—	291
Total	$239,205	$2,958	$(5,799)	$236,364

December 31, 2013
U.S. government agencies	$73,930	$51	$(4,695)	$69,286
States and political subdivisions	91,043	1,614	(2,474)	90,183
Mortgage-backed - residential	72,920	44	(2,326)	70,638
Equity securities	270	19	—	289
Total	$238,163	$1,728	$(9,495)	$230,396

The amortized cost and fair value of securities at March 31, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately. Further discussion concerning Fair Value Measurement can be found in Note 8.

(in thousands)

	Amortized	Fair
	Cost	Value

Due in one year or less	$623	$625
Due after one year through five years	8,638	8,714
Due after five years through ten years	84,800	83,131
Due after ten years	71,559	71,567
	165,620	164,037
Mortgage-backed - residential	73,315	72,036
Equity	270	291

Total	$239,205	$236,364

Proceeds from sales of securities during the first three months of 2014 and 2013 were $16.5 million and $10.5 million.  Gross gains of $309 thousand and $289 thousand and gross losses of $121 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains was $64 thousand and $98 thousand, respectively.

Securities with unrealized losses March 31, 2014 and at December 31, 2013 not recognized in income are as follows:

March 31, 2014

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$46,111	$(1,908)	$19,524	$(1,356)	$65,635	$(3,264)
States and municipals	12,701	(459)	7,763	(679)	20,464	(1,138)
Mortgage-backed - residential	45,918	(1,017)	6,737	(380)	52,655	(1,397)

Total temporarily impaired	$104,730	$(3,384)	$34,024	$(2,415)	$138,754	$(5,799)

December 31, 2013

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$57,203	$(3,813)	$8,117	$(883)	$65,320	$(4,695)
States and municipals	32,289	(2,106)	2,879	(368)	35,168	(2,474)
Mortgage-backed - residential	62,126	(2,326)	—	—	62,126	(2,326)

Total temporarily impaired	$151,618	$(8,244)	$10,997	$(1,251)	$162,614	$(9,495)

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

TRADING ASSETS

The trading assets of $5.1 million are primarily comprised of municipal securities which are held for a very short period of time.

3. LOANS

Loans at period-end are as follows:

(in thousands)

	3/31/14	12/31/13

Commercial	$31,774	$34,654
Real estate construction	11,837	11,177
Real estate mortgage:
1-4 family residential	195,957	194,388
Multi-family residential	19,028	16,420
Non-farm & non-residential	129,952	126,791
Agricultural	68,476	68,002
Consumer	16,788	17,065
Other	200	158
Total	$474,012	$468,655

Activity in the allowance for loan losses for the three month periods indicated was as follows:

	Three Months Ended March 31, 2014
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$230	$200	$—	$178	$208
Real estate Construction	358	—	4	(33)	329
Real estate mortgage:
1-4 family residential	2,169	63	12	(7)	2,111
Multi-family residential	427	—	—	(26)	401
Non-farm & non-residential	564	—	367	(1)	930
Agricultural	578	—	24	(49)	553
Consumer	548	77	18	61	550
Other	51	97	87	(30)	11
Unallocated	516	—	—	7	523
	$5,441	$437	$512	$100	$5,616

	Three Months Ended March 31, 2013
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$150	$6	$28	$(37)	$135
Real estate Construction	918	578	5	152	497
Real estate mortgage:
1-4 family residential	1,989	125	26	84	1,974
Multi-family residential	414	—	—	79	493
Non-farm & non-residential	628	—	8	(25)	611
Agricultural	845	86	2	(14)	747
Consumer	517	148	11	131	511
Other	54	137	126	56	99
Unallocated	532	—	—	24	556
	$6,047	$1,080	$206	$450	$5,623

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.0 million as of March 31, 2014 and $2.3 million at December 31, 2013) in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013:

As of March 31, 2014

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Allowance for Loan Losses:
Commercial	$—	$208	$208
Real estate construction	—	329	329
Real estate mortgage:
1-4 family residential	130	1,981	2,111
Multi-family residential	76	325	401
Non-farm & non-residential	380	550	930
Agricultural	260	293	553
Consumer	—	550	550
Other	—	11	11
Unallocated	—	523	523
	$846	$4,770	$5,616
Loans:
Commercial	$—	$31,774	$31,774
Real estate construction	—	11,837	11,837
Real estate mortgage:
1-4 family residential	1,771	194,186	195,957
Multi-family residential	275	18,753	19,028
Non-farm & non-residential	3,169	126,783	129,952
Agricultural	5,201	63,275	68,476
Consumer	—	16,788	16,788
Other	—	200	200
	$10,416	$463,596	$474,012

As of December 31, 2013

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Allowance for Loan Losses:
Commercial	$—	$230	$230
Real estate construction	—	358	358
Real estate mortgage:
1-4 family residential	228	1,941	2,169
Multi-family residential	76	351	427
Non-farm & non-residential	110	454	564
Agricultural	298	280	578
Consumer	—	548	548
Other	—	51	51
Unallocated	—	516	516
	$712	$4,729	$5,441
Loans:
Commercial	$—	$34,654	$34,654
Real estate construction	—	11,177	11,177
Real estate mortgage:
1-4 family residential	2,873	191,515	194,388
Multi-family residential	274	16,146	16,420
Non-farm & non-residential	2,716	124,075	126,791
Agricultural	7,673	60,329	68,002
Consumer	—	17,065	17,065
Other	—	158	158
	$13,536	$455,119	$468,655

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014 (in thousands):

					Year to Date	Year to Date
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	911	911	—	396	—	—
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	—	—	—	401	—	—
Agricultural	446	446	—	1,413	4	4
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	860	860	130	1,470	6	6
Multi-family residential	275	275	76	275	4	4
Non-farm & non-residential	3,169	3,169	380	2,541	25	25
Agricultural	4,755	4,755	260	4,801	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$10,416	$10,416	$846	$11,297	$39	$39

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	824	793	—	1,217	28	28
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	1,650	803	—	1,471	81	81
Agricultural	2,912	2,826	—	2,802	123	123
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	607	—	—
Real estate mortgage
1-4 family residential	2,080	2,080	228	1,349	96	96
Multi-family residential	274	274	76	443	3	3
Non-farm & non-residential	1,913	1,913	110	1,938	79	79
Agricultural	4,847	4,847	298	4,864	287	287
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$14,501	$13,536	$712	$14,691	$697	$697

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013 (in thousands):

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,570	19	19
Multi-family residential	—	—	—
Non-farm & non-residential	2,044	20	20
Agricultural	2,789	5	5
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	1,517	—
Real estate mortgage:
1-4 family residential	1,263	14	14
Multi-family residential	570	3	3
Non-farm & non-residential	2,188	20	20
Agricultural	5,082	50	50
Consumer	—	—	—
Other	—	—	—
Total	$17,023	$131	$131

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of March 31, 2014 and December 31, 2013:

		Loans Past Due
		Over 90 Days	Accruing
As of March 31, 2014		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$299	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	2,059	634	490
Multi-family residential	274	—	—
Non-farm & non-residential	970	—	1,865
Agricultural	217	232	4,530
Consumer	1	1	—

Total	$3,820	$867	$6,885

		Loans Past Due
		Over 90 Days	Accruing
As of December 31, 2013		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,171	314	493
Multi-family residential	275	—	—
Non-farm & non-residential	803	—	1,878
Agricultural	717	232	4,530
Consumer	8	8	—

Total	$2,974	$554	$6,901

Nonaccrual loans secured by real estate make up 92.1% of the total nonaccruals at March 31, 2014.

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

During the first three months of 2014, $141 thousand in impaired loans were transferred to other real estate owned.  Additionally, $437 thousand in loan balances were charged off during the first three months of 2014 and $512 thousand in prior-year loan charge offs were recovered.

The following tables present the aging of the recorded investment in past due and non-accrual loans as of March 31, 2014 and December 31, 2013 by class of loans:

	30-59	60-89	Loans Past Due		Total
As of March 31, 2014	Days	Days	Over 90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$147	$—	$—	$299	$446	$31,328
Real estate construction	—	—	—	—	—	11,837
Real estate mortgage:
1-4 family residential	2,328	49	634	2,059	5,070	190,887
Multi-family residential	—	—	—	274	274	18,754
Non-farm & non-residential	194	—	—	970	1,164	128,788
Agricultural	340	—	232	217	789	67,687
Consumer	82	26	1	1	110	16,678
Other	—	—	—	—	—	200

Total	$3,091	$75	$867	$3,820	$7,853	$466,159

	30-59	60-89	Greater than		Total
As of December 31, 2013	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$49	$—	$—	$—	$49	$34,605
Real estate construction	175	—	—	—	175	11,002
Real estate mortgage:
1-4 family residential	1,981	1,285	314	1,171	4,751	189,637
Multi-family residential	—	—	—	275	275	16,145
Non-farm & non-residential	503	—	—	803	1,306	125,485
Agricultural	155	—	232	717	1,104	66,898
Consumer	102	27	8	8	145	16,920
Other	—	—	—	—	—	158

Total	$2,965	$1,312	$554	$2,974	$7,805	$460,850

Troubled Debt Restructurings:

The Company has allocated $413 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014.  The Company allocated $428 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2013.  The Company has not committed to lend additional amounts as of March 31, 2014 and December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.  There were no troubled debt restructuring for which there was a payment default within twelve months following the modification during the periods ending March 31, 2014 and 2013.

No loans were modified as troubled debt restructurings during the three months ending March 31, 2014 and 2013.

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

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined and documented weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31, 2014		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$29,977	$1,241	$556	$—
Real estate construction	10,360	1,477	—	—
Real estate mortgage:
1-4 family residential	178,074	10,372	7,486	25
Multi-family residential	17,018	1,564	446	—
Non-farm & non-residential	124,648	3,872	1,432	—
Agricultural	54,631	12,290	1,555	—

Total	$414,708	$30,816	$11,475	$25

As of December 31, 2013		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$32,771	$1,587	$296	$—
Real estate construction	9,660	1,517	—	—
Real estate mortgage:
1-4 family residential	176,553	10,346	7,489	—
Multi-family residential	14,392	1,579	449	—
Non-farm & non-residential	120,195	5,327	1,269	—
Agricultural	56,713	7,297	3,992	—

Total	$410,284	$27,653	$13,495	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $2 thousand at March 31, 2014 and $16 thousand at December 31, 2013.

4.  REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Three Months Ended
	2014	2013
	(in thousands)

Beginning of year	$3,379	$4,168
Additions	141	82
Sales	(277)	(28)
Additions to valuation allowance, net	—	—
Recovery from sale in valuation allowance	13	—

End of period	$3,256	$4,222

Activity in the valuation allowance was as follows:

	Three Months Ended
	2014	2013
	(in thousands)

Beginning of year	$1,524	$1,668
Additions to valuation allowance, net	—	—
Recovery from sale	(13)	—

End of period	$1,511	$1,668

Expenses related to foreclosed assets include:

	Three Months Ended
	2014	2013
	(in thousands)

Net loss (gain) on sales	$(46)	$(5)

Additions to valuation allowance, net	—	—
Operating expenses (receipts), net of rental income	(2)	67

Repossession expenses, net	(2)	67

End of period	$(48)	$62

5.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31
	2014	2013
	(in thousands)

Basic Earnings Per Share
Net Income	$1,771	$1,709
Weighted average common shares outstanding	2,702	2,703
Basic earnings per share	$0.66	$0.63

Diluted Earnings Per Share
Net Income	$1,771	$1,709
Weighted average common shares outstanding	2,702	2,703
Add dilutive effects of assumed vesting of stock grants	—	—
Weighted average common and dilutive potential common shares outstanding	2,702	2,703
Diluted earnings per share	$0.66	$0.63

Stock options for 12,725 shares of common stock for the three months ended March 31, 2014 and 19,500 shares of common stock for three months ended March 31, 2013 were excluded from diluted earnings per share because their impact was antidilutive.

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

The combined summary of activity for 2014 in the expired Stock Option Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, beginning of year	19,100	$31.50
Granted	—	—
Forfeited or expired	(6,375)	33.56
Exercised	—	—
Outstanding, end of period	12,725	$30.46	13.9 months	$—

Vested and expected to vest	12,725	$30.46	13.9 months	$—

Exercisable, end of period	12,725	$30.46	13.9 months	$—

As of March 31, 2014, there was no unrecognized compensation cost related to nonvested stock options granted under either Stock Option Plan.  Since both Stock Option Plans have expired, no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  We issued 7,475 shares during 2014 and 6,065 shares during 2013.  There were no shares forfeited during the first three months of 2014 or 2013.  As of March 31, 2014, the restricted stock grant plan allows for additional restricted stock share awards of up to 4,995 shares.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2014	15,565	$280,016	$17.99
Granted	7,475	181,194	24.24
Vested	(4,756)	(84,518)	17.77
Forfeited	—	—	—

Nonvested at March 31, 2014	18,284	$376,692	$20.60

As of March 31, 2014, there was $353,484 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  We issued no stock grants during the first three months of 2014 and 900 shares during the first three months of 2013.  As of March 31, 2014, 149,100 shares are still available for issuance.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2014	900	$20,880	$23.20
Granted	—	—	—
Vested	(180)	(4,176)	23.20
Forfeited	—	—	—

Nonvested at March 31, 2014	720	$16,704	$23.20

As of March 31, 2014, there was $16,356 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

7.  OTHER BORROWINGS

The Company has a $5 million revolving promissory note which is scheduled to mature July 27, 2014.  The Company has no outstanding balances related to this promissory note at March 31, 2014.

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

The Company used the following methods and significant assumptions to estimate the fair value:

Investment Securities and Trading Assets:  The fair values for available for sale investment securities and trading assets are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

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

Assets and Liabilities Measured on a Recurring Basis

Available for sale investment securities and trading assets are the Company’s only balance sheet items that meet the disclosure requirements for instruments measured at fair value on a recurring basis.  Disclosures are as follows in the tables below.

Fair Value Measurements at March 31, 2014 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$71,362	$—	$71,362	$—
States and municipals	92,675	—	92,675	—
Mortgage-backed - residential	72,036	—	72,036	—
Equity securities	291	291	—	—
Trading Assets	5,108	5,108	—	—
Total	$241,472	$5,399	$236,073	$—

Available for Sale Investment Securities Fair Value Measurements at December 31, 2013 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$69,286	$—	$69,286	$—
States and municipals	90,183	—	90,183	—
Mortgage-backed - residential	70,638	—	70,638	—
Equity securities	289	289	—	—
Total	$230,396	$289	$230,107	$—

The Company held no trading assets at December 31, 2013.  Also, there were no transfers between level 1 and level 2 during 2014 or 2013.

Assets measured at fair value on a non-recurring basis are summarized below:

(In thousands)

	Fair Value Measurements at March 31, 2014 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real Estate Mortgage:
1-4 family residential	$300	—	—	$300
Multi-family residential	199	—	—	199
Non-farm & non-residential	1,022	—	—	1,022
Agricultural	220			220
Other real estate owned:
Residential	1,246	—	—	1,246

Loan servicing rights	175	—	—	175

(In thousands)

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$1,420	—	—	$1,420
Multi-family residential	199	—	—	199
Non-farm & non-residential	36	—	—	36
Agricultural	275	—	—	275

Other real estate owned:
Residential	1,361	—	—	1,361
Loan servicing rights	201	—	—	201

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.7 million, which includes a valuation allowance of $555 thousand at March 31, 2014.  During the first three months of 2014, one new loan became impaired resulting in an additional provision for loan losses of $282 thousand.  The total allowance for specific impaired loans increased $134 thousand for the three months ending March 31, 2014 and decreased $454 thousand for the three months ending March 31, 2013.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1.2 million, which is made up of the outstanding balance of $2.7 million, net of a valuation allowance of $1.5 million at March 31, 2014.  The Company recorded no write-downs of other real estate owned properties for the three months ending both March 31, 2014 and 2013.

Loan servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $175 thousand, which is made up of the outstanding balance of $229 thousand, net of a valuation allowance of $54 thousand at March 31, 2014, resulting in a net recovery of prior write-downs of $5 thousand for the three months ending March 31, 2014 and write-downs of $73 thousand for the three months ending March 31, 2013.  At December 31, 2013, loan servicing rights were carried at their fair value of $201 thousand, which is made up of the outstanding balance of $260 thousand, net of a valuation allowance of $59 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

March 31, 2014

(In thousands)

				Range
	Fair	Valuation	Unobservable	(Weighted
	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	300	sales comparison	adjustment for	0%-99%
			differences	(11%)
			between the
			comparable sales
Multi-family residential	199	sales comparison	adjustment for	12%-32%
			differences	(16%)
			between the
			comparable sales
Non-farm & non-residential	1,022	sales comparison	adjustment for	0%-61%
			differences	(20%)
			between the
			comparable sales
Agricultural:	220	sales comparison	adjustment for	5%-44%
			differences	(24%)
			between the
			comparable sales
Other real estate owned:
Residential	1,246	sales comparison	adjustment for	0%-17%
			differences	(6%)
			between the
			comparable sales
		income approach	capitalization rate	8%-8%
				(8%)
Loan Servicing Rights	175	discounted cash flow	constant prepayment	7%-19%
			rates	(9%)

December 31, 2013

(In thousands)

				Range
	Fair	Valuation	Unobservable	(Weighted
	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	1,420	sales comparison	adjustment for	0%-99%
			differences	(14%)
			between the
			comparable sales
Multi-family residential	199	sales comparison	adjustment for	12%-32%
			differences	(22%)
			between the
			comparable sales
Non-farm & non-residential	36	sales comparison	adjustment for	0%-61%
			differences	(31%)
			between the
			comparable sales
Agricultural	275	sales comparison	adjustment for	5%-44%
			differences	(20%)
			between the
			comparable sales
Other real estate owned:
Residential	1,361	sales comparison	adjustment for	0%-33%
			differences	(4%)
			between the
			comparable sales
		income approach	capitalization rate	8%-8%
				(8%)
Loan Servicing Rights	201	discounted cash	constant prepayment	7%-23%
		flow	rates	(10%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2014 and December 31, 2013 are as follows:

March 31, 2014:

(in thousands)

	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,877	$21,877	$—	$—	$21,877
Securities	236,364	291	236,073	—	236,364
Trading Assets	5,108	5,108	—		5,108
Mortgage loans held for sale	149	—	151	—	151
Loans, net	468,396	—	—	468,085	468,085
FHLB Stock	5,981	—	—	—	N/A
Interest receivable	3,484	—	1,464	2,020	3,484
Financial liabilities
Deposits	$628,004	$442,065	$187,894	$—	$629,959
Securities sold under agreements to repurchase and other borrowings	11,402	—	11,546	—	11,546
FHLB advances	57,380	—	53,066	—	53,066
Subordinated Debentures	7,217	—	—	7,217	7,217
Interest payable	709	—	700	9	709

December 31, 2013:

(in thousands)

	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$23,160	$23,160	$—	$—	$23,160
Securities	230,396	289	230,107	—	230,396
Mortgage loans held for sale	223	—	229	—	229
Loans, net	463,214	—	—	459,796	459,796
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,618	—	1,315	2,303	3,618
Financial liabilities
Deposits	$617,400	$428,239	$191,523	$—	$619,762
Securities sold under agreements to repurchase and other borrowings	12,867	—	13,013	—	13,013
FHLB advances	57,847	—	52,220	—	52,220
Subordinated Debentures	7,217	—	—	7,217	7,217
Interest Payable	736		727	9	736

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

FHLB Stock - It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans - Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

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

9.     CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (1)  (unaudited)

(in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ending March 31
	2014	2013
Beginning Balance	$(5,126)	$4,283
Unrealized holding gains (losses) for the period, net of tax	3,375	(1,061)
Reclassification adjustment for:
Securities gains realized in income, net	(188)	(289)
Income taxes	(64)	(98)
	(124)	(191)
Net current period other comprehensive income	3,251	(1,252)
Ending balance	$(1,875)	$3,031

(1)         All amounts are net of tax.

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the three months ending March 31, 2014 and 2013:

March 31, 2014

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
Unrealized gains and losses on available-for-sale securities	$(188)	Securities gains, net
	64	Provision for income taxes
	(124)	Net of tax

March 31, 2013

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
Unrealized gains and losses on available-for-sale securities	$(289)	Securities gains, net
	98	Provision for income taxes
	(191)	Net of tax

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion provides information about the financial condition and results of operations of the Company and its subsidiaries as of the dates and periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto appearing elsewhere in this report and the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the federal securities laws. These statements are not historical facts, but rather statements based on our current expectations regarding our business strategies and their intended results and our future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “potential,” “may,” and similar expressions.

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

You should not place undue reliance on any forward-looking statements made by us or on our behalf. Our forward-looking statements are made as of the date of this report, and we undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

The Company recorded net income of $1.77 million, or $0.66 basic earnings and diluted earnings per share for the first three months ending March 31, 2014 compared to $1.70 million or $0.63 basic earnings and diluted earnings per share for the three month period ended March 31, 2013.  The first three months earnings reflect an increase of 3.6% compared to the same time period in 2013.  The increase in earnings is mostly attributed to a decrease of $350 thousand in the provision for loan losses, an increase of $215 thousand in net interest income, a decrease of $109 thousand in income tax expense, an increase of $81 thousand in loan service fee income, an increase of $71 thousand in the gains on securities held for trading and a decrease of $69 thousand in net repossession expense. These positive changes to net income during 2014 were partially offset by a decrease of $469 thousand in the gains on the sale of mortgage loans, a decrease of $101 thousand in the gains on the sale of securities, an increase of $312 thousand in salaries & benefits expense and an increase of $130 thousand in occupancy expense.

Return on average assets was 0.91% for the three months ending March 31, 2014 and 0.96% for the three months ending March 31, 2013.  Return on average equity was 10.0% for the three month period ending March 31, 2014 and 9.2% for the three month period ending March 31, 2013.

In January 2014, the Bank invested $5.0 million in trading securities which are shown as trading assets on the balance sheet. This is the first quarter in which the Bank has held trading assets. The decision was made to invest in these assets after much due diligence and consideration to the fact that management believed the Company could earn a higher return on this investment, compared to other investments, with minimized additional risk due to the short-term attributes of the assets. The assets are primarily comprised of municipal securities which are held for a very short period of time and generate additional profits primarily by taking gains on short-term differences in price. At March 31, 2014, trading assets totaled $5.1 million, which represents income on the investment of $108 thousand during the first quarter of 2014.

Gross Loans increased $5.3 million from $468.7 million on December 31, 2013 to $474.0 million on March 31, 2014.  The overall increase in loans is attributed to an increase of $1.6 million in 1-4 family residential properties, an increase of $3.2 million in non-farm and non-residential properties, an increase of $2.6 million in multi-family residential properties, an increase of $660 thousand in real estate construction loans and an increase of $474 thousand in agricultural loans.  Commercial loan balances decreased $2.9 million and consumer loan balances decreased $277 thousand.

Total deposits increased from $617.4 million on December 31, 2013 to $628.0 million on March 31, 2014, an increase of $10.6 million.  Non-interest bearing demand deposit accounts increased $13.6 million from December 31, 2013 to March 31, 2014.  Time deposits $100 thousand and over increased $289 thousand and other interest bearing deposit accounts decreased $3.3 million from December 31, 2013 to March 31, 2014.  Public fund accounts decreased $9.4 million from December 31, 2013 to March 31, 2014.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax monies collected during the fourth quarter and then withdrawn from the Bank in the following months.

Borrowings from the Federal Home Loan Bank decreased $467 thousand from December 31, 2013 to March 31, 2014.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $6.3 million for the three months ending March 31, 2014 compared to $6.1 million for the three months ending March 31, 2013, an increase of 3.5%.  The interest spread, excluding tax equivalent adjustments was 3.41% for the first three months of 2014 and down from 3.97% reported for the same period in 2013, a decrease of 56 basis points.  Rates have remained fairly low in the past year.  For the first three months ending March 31, 2014, the cost of total deposits was 0.35% compared to 0.40% for the same time period in 2013.  Increasing non-interest bearing deposit accounts and lower rates on certificates of deposit accounts have helped to lower the cost of deposits.

For the first three months, the yield on assets decreased from 4.24% in 2013 to 3.94% in 2014, excluding tax equivalent adjustments.  The yield on loans decreased 52 basis points in the first three months of 2014 compared to 2013 from 5.44% to 4.92%.  The yield on securities increased 11 basis points in the first three months of 2014 compared to 2013 from 2.29% in 2013 to 2.40% in 2014.  The cost of liabilities was 0.53% both in 2013 and 2014.  Year to date average loans, excluding overdrafts, increased $48.0 million, or 11.3% from March 31, 2013 to March 31, 2014.  Loan interest income increased $35 thousand for the first three months of 2014 compared to the first three months of 2013.  Year to date average total deposits increased from March 31, 2013 to March 31, 2014, up $27.2 million or 4.5%.  Year to date average interest bearing deposits increased $14.9 million, or 3.3%, from March 31, 2013 to March 31, 2014.  Deposit interest expense decreased $51 thousand for the first three months of 2014 compared to the same period in 2013.  Year to date average borrowings increased $48.7 million, or 63.8% from March 31, 2013 to March 31, 2014.  Interest expense on borrowed funds increased $162 thousand for the first three months of 2014 compared to the same period in 2013.

The volume rate analysis for the three months ending March 31, 2014 which follows indicates that $2.4 million of the increase in interest income is attributable to an increase in loan volume and $203 thousand of the increase in interest income is attributable to an increase in the volume of our security portfolio.  Further, a decrease in loan rates caused a decrease of $2.4 million to interest income while an increase in rates in our security portfolio contributed an increase of $95 thousand to interest income.  The net effect to interest income was an increase of $326 thousand for the first three months of 2014 compared to the same time period in 2013.  The average rate of the Company’s total outstanding deposits and borrowing liabilities decreased from 0.68% in 2013 to 0.35% in 2014.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $670 thousand in interest expense, while the change in volume was responsible for a $781 thousand increase in interest expense.  As a result, the increase in net interest income for the first three months in 2014 is mostly attributed to growth in the Company’s loan and security portfolios.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2014.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

(in thousands)

	Three Months Ending
	2014 vs. 2013
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$2,396	$(2,361)	$35
Investment Securities	203	95	298
Other	(4)	(3)	(7)
Total Interest Income	2,595	(2,269)	326
INTEREST EXPENSE
Deposits
Demand	26	(46)	(20)
Savings	28	(25)	3
Negotiable Certificates of
Deposit and Other
Time Deposits	(7)	(27)	(34)
Securities sold under agreements to repurchase and other borrowings	82	(68)	14
Federal Home Loan
Bank advances	652	(504)	148
Total Interest Expense	781	(670)	111
Net Interest Income	$1,814	$(1,599)	$215

Non-Interest Income

Non-interest income decreased $334 thousand for the three months ending March 31, 2014, compared to the same period in 2013, to $2.3 million.    The decrease for the three month period ending March 31, 2014 was primarily due to a decrease of $469 thousand in gains on the sale of mortgage loans and a decrease of $101 thousand in gains on the sale of securities.  Favorable variances to non-interest income included an increase of $81 thousand in loan service fee income and an increase of $71 thousand in gains on trading assets.

The gain on the sale of mortgage loans decreased from $626 thousand in the first three months of 2013 to $157 thousand during the first three months of 2014, a decrease of $469 thousand.  The volume of loans originated to sell during the first three months of 2014 decreased $10.4 million compared to the same time period in 2013.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization expense, was $29 thousand for the three months ending March 31, 2014 compared to $(52) thousand for the three months ending March 31, 2013, an increase of $81 thousand.  During the first three months of 2014, the adjustment to the carrying value of the mortgage servicing right was a positive net amount of $5 thousand, as the fair value of this asset increased.  For the three months ending March 31, 2013, the carrying value of the mortgage servicing right was written down a net amount of $73 thousand, as the fair value of this asset decreased.

Non-Interest Expense

Total non-interest expenses increased $278 thousand for the three month period ending March 31, 2014 compared to the same period in 2013.

For the comparable three month periods, salaries and benefits increased $312 thousand, an increase of 9.5%.  The increase is attributed to additional personnel hired during 2013 for expanding into two new markets and normal pay increases at the beginning of 2014.  The number of full time equivalent employees at March 31, 2014 was 207 compared to 205 one year ago.

Occupancy expenses increased $130 thousand to $848 million for the first three months of 2014 compared to the same time period in 2013.  Rent expense increased $46 thousand due to entering two new markets within the past year and leasing branch facilities in both markets.  Depreciation expense increased $37 thousand during the first three months ending March 31, 2014 compared to the same time period one year ago.  In addition, computer maintenance expense increased $24 thousand and building maintenance expense increased $21 thousand for the first three months ending March 31, 2014 compared to the same time period in 2013.

Legal and professional fees decreased $17 thousand for the first three months ending March 31, 2014 compared to the same time period in 2013.  Repossession expenses decreased $69 thousand for the first three months ending March 31, 2014 compared to the same time period in 2013.  Repossession expenses are reported net of rental income earned on repossessed properties.  Repossession expenses were lower in the first three months of 2014 when compared to the same time period in 2013 due to the Company selling many of the properties included in other real estate owned.  FDIC insurance expense decreased $4 thousand for the three months ending March 31, 2014 compared to the same time period in 2013.

Income Taxes

The effective tax rate for the three months ending March 31, 2014 was 14.2% compared to 19.0% in 2013.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.    Tax-exempt interest income increased $28 thousand for the first three months of 2014 compared to the first three months of 2013.  Also, for the first three months of 2014, the Company had tax credits totaling $139 thousand for investments made in low income housing projects which represented an increase of $94 thousand compared to similar tax credits for the first three months of 2013.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the three months ending March 31, 2014, the Company averaged $89.0 million in tax free securities and $16.5 million in tax free loans.  As of March 31, 2014, the weighted average remaining maturity for the tax free securities is 132 months, while the weighted average remaining maturity for the tax free loans is 175 months.

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

Cash and cash equivalents were $21.9 million as of March 31, 2014 compared to $23.2 million at December 31, 2013.  The decrease in cash and cash equivalents is attributed to a decrease of $1.1 million in cash and due from banks.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $236.4 million at March 31, 2014 compared to $230.4 million at December 31, 2013.  Securities classified as trading assets totaled $5.1 million at March 31, 2014 and $0 at December 31,2013.  The securities available for sale and those which are considered to be trading assets are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first three months of 2014, deposits increased $10.6 million. The Company’s investment portfolio increased $11.1 million and the Company’s loan portfolio increased $5.4 million.  The borrowed funds the Company have with the Federal Home Loan Bank decreased $467 thousand and the Company had no outstanding federal funds purchased at March 31, 2014 or December 31, 2013.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of March 31, 2014, we have sufficient collateral to borrow an additional $79 million from the Federal Home Loan Bank.  In addition, as of March 31, 2014, $31 million is available in overnight borrowing through various correspondent banks and the Company has access to $267 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of March 31, 2014 and December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method of calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirement unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. In accordance with the final rule, the capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2014
Consolidated

Total Capital (to Risk-Weighted Assets)	$73,217	14.1%	$41,584	8%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	67,520	13.0	20,792	4	N/A	N/A
Tier I Capital (to Average Assets)	67,520	8.7	31,012	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$72,083	13.9%	$41,561	8%	$51,951	10%
Tier I Capital (to Risk-Weighted Assets)	66,386	12.8	20,781	4	31,171	6
Tier I Capital (to Average Assets)	66,386	8.6	31,002	4	38,753	5

December 31, 2013
Consolidated
Total Capital (to Risk-Weighted Assets)	$71,993	14.1%	$40,872	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	66,468	13.0	20,436	4	N/A	N/A
Tier I Capital (to Average Assets)	66,468	8.8	30,079	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$70,827	13.9%	$40,859	8%	$51,073	10%
Tier I Capital (to Risk-Weighted Assets)	65,302	12.8	20,429	4	30,644	6
Tier I Capital (to Average Assets)	65,302	8.7	30,070	4	37,588	5

Non-Performing Assets

As of March 31, 2014, our non-performing assets totaled $14.8 million or 1.89% of assets compared to $13.8 million or 1.79% of assets at December 31, 2013 (See table below.)  The Company experienced an increase of $846 thousand in non-accrual loans from December 31, 2013 to March 31, 2014.  As of March 31, 2014, non-accrual loans include $2.1 million in loans secured by 1-4 family properties, $970 thousand in loans secured by non-farm and non-residential properties, $299 thousand in commercial loans, $275 thousand in loans secured by multi-family residential properties, $217 thousand in loans secured by agricultural properties and $1 thousand in consumer loans.   Real estate loans composed 92.3% of the non-performing loans as of March 31, 2014 and 99.8% as of December 31, 2013.  Forgone interest income on non-accrual loans totaled $59 thousand for the first three months of 2014 compared to forgone interest of $273 thousand for the same time period in 2013.  Accruing loans that are contractually 90 days or more past due as of March 31, 2014 totaled $867 thousand compared to $554 thousand at December 31, 2013, an increase of $313 thousand.  The total nonperforming and restructured loans increased $1.1 million from December 31, 2013 to March 31, 2014, resulting in an increase in the ratio of nonperforming and restructured loans to loans of 22 basis points to 2.44%.  In addition, the amount the Company has recorded as other real estate owned decreased $123 thousand from December 31, 2013 to March 31, 2014.  As of March 31, 2014, the amount recorded as other real estate owned totaled $3.3 million compared to $3.4 million at December 31, 2013.  During the first three months of 2014, $141 thousand was added to Other Real Estate properties while $264 thousand in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned decreased slightly from 39% at December 31, 2013 to 38% at March 31, 2014.

Nonperforming and Restructured Assets

	3/31/14	12/31/13
	(in thousands)

Non-accrual Loans	$3,820	$2,974
Accruing Loans which are Contractually past due 90 days or more	867	554
Accruing Troubled Debt Restructurings	6,885	6,901
Total Nonperforming and Restructured Loans	11,572	10,429
Other Real Estate	3,256	3,379
Total Nonperforming and Restructured Loans and Other Real Estate	$14,828	$13,808
Nonperforming and Restructured Loans as a Percentage of Loans	2.44%	2.22%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	1.89%	1.79%
Allowance as a Percentage of Period-end Loans	1.18%	1.16%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	38%	39%

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

Provision for Loan Losses

The loan loss provision for the first three months of 2014 was $100 thousand compared to $450 thousand for the first three months of 2013.  The decrease in the total loan loss provision during the first three months of 2014 compared to the same time period in 2013 is attributed to overall improved quality of the Bank’s loan portfolio and having a significant recovery of $367 thousand for a loan that was charged off in a prior year.  Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions.  The average loss rates are reviewed for trends in the analysis, as well as comparisons to peer group loss rates.  Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type.  Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types.  As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Nonperforming loans and restructured loans increased $1.1 million since December 31, 2013 to $11.6 million as of March 31, 2014.  Other real estate properties owned decreased $123 thousand over this same time period.  Additions to Other real estate properties totaled $141 thousand while sales totaled $264 thousand.

The March 31, 2014 unallocated allowance of $523 thousand increased slightly from the December 31, 2013 balance of $516 thousand.

Net charge-offs were $(75) thousand for the three months ending March 31, 2014 and $874 thousand for the three months ending March 31, 2013.  During the first quarter of 2014, the Company recorded a recovery of $367 for one loan which was previously charged-off.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Further, the growth the Company has experienced in our loan portfolio, particularly in 1-4 family residential loans,  is attributed to passing grade loans and do not require additional reserves as of March 31, 2014.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

	Three Months Ended March 31
	(in thousands)
Loan Losses	2014	2013
Balance at Beginning of Period	$5,441	$6,047
Amounts Charged-off:
Commercial	200	6
Real Estate Construction	—	578
1-4 family residential	63	125
Multi-family residential	—	—
Non-farm & non-residential	—	—
Agricultural	—	86
Consumer and other	174	285
Total Charged-off Loans	437	1,080
Recoveries on Amounts Previously Charged-off:
Commercial	—	28
Real Estate Construction	4	5
1-4 family residential	12	26
Multi-family residential	—	—
Non-farm & non-residential	367	8
Agricultural	24	2
Consumer and other	105	137
Total Recoveries	512	206
Net Charge-offs (Recoveries)	(75)	874
Provision for Loan Losses	100	450
Balance at End of Period	5,616	5,623
Loans
Average	474,505	426,333
At March 31	474,012	422,320
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	(0.02)%	0.21%
Provision for Loan Losses for the period	0.02%	0.11%
Allowance as a Multiple of Net Charge-offs (Recoveries) annualized	(18.7)	1.6

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

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations.  The Company has $5.1 million in market risk sensitive instruments which are held for trading purposes.  These assets are held for a very short period of time and are used to generate profits on short-term differences in price.  Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of March 31, 2014, the projected percentage changes are within limits approved by our Board of Directors (“Board”).  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios. Similar to prior periods, this period’s volatility is slightly higher in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of March 31, 2014 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

		Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (4/14 - 3/15)
Net interest income	$24,497	$25,298	$25,517	$25,483
Net interest income dollar change	(801)	N/A	219	186
Net interest income percentage change	-3.2%	N/A	0.9%	0.7%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of March 31, 2013 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

		Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (4/13 - 3/14)
Net interest income	$23,436	$24,450	$24,903	$25,049
Net interest income dollar change	(1,014)	N/A	453	598
Net interest income percentage change	-4.1%	N/A	1.9%	2.4%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from March 31, 2014, year one reflected a decline in net interest income of 3.2% with a 100 basis point decline compared to the 4.1% decline in 2013.  The 100 basis point increase in rates reflected a 0.9% increase in net interest income in 2014 compared to an increase of 1.9% in 2013.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the March 31, 2014 balance sheet, a 100 basis point increase in rates results in a 9.4% decrease in EVE.  A 100 basis point decrease in rates results in a 2.9% decrease in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

1/1/14 – 1/31/14	165	$24.00	165	87,559 shares

2/1/14 – 2/28/14	3,630	24.21	3,630	83,929 shares

3/1/14 – 3/31/14	—	—	—	83,929 shares

Total	3,795	$24.20	3,795	83,929 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through March 31, 2014, 316,071 shares have been purchased.

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

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on April 13, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and (v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	5/13/14	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	5/13/14	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer