Form 10-Q
period 2014-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2014-08-13
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of Common Stock outstanding as of July 31, 2014:  2,721,142.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	6/30/2014	12/31/2013
Assets
Cash and due from banks	$14,951	$22,650
Federal funds sold	88	510
Cash and cash equivalents	15,039	23,160
Securities available for sale	224,168	230,396
Trading Assets	5,242	—
Mortgage loans held for sale	495	223
Loans	496,134	468,655
Allowance for loan losses	(5,614)	(5,441)
Net loans	490,520	463,214
Federal Home Loan Bank stock	5,981	6,731
Real estate owned, net	2,306	3,379
Bank premises and equipment, net	16,780	16,709
Interest receivable	3,254	3,618
Mortgage servicing rights	1,245	1,344
Goodwill	13,117	13,117
Other intangible assets	243	317
Other assets	6,906	8,371
Total assets	$785,296	$770,579

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$157,988	$152,052
Time deposits, $100,000 and over	92,069	96,264
Other interest bearing	347,352	369,084
Total deposits	597,409	617,400
Repurchase agreements and other borrowings	11,297	12,867
Federal funds purchased	4,649	—
Short-term Federal Home Loan Bank advances	20,000	—
Long-term Federal Home Loan Bank advances	61,414	57,847
Subordinated debentures	7,217	7,217
Interest payable	679	736
Other liabilities	7,699	6,839
Total liabilities	710,364	702,906

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,721,142 and 2,717,434 shares issued and outstanding on June 30, 2014 and December 31, 2013	12,608	12,570
Retained earnings	62,469	60,229
Accumulated other comprehensive loss	(145)	(5,126)
Total stockholders’ equity	74,932	67,673
Total liabilities & stockholders’ equity	$785,296	$770,579

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Six Months Ending
	6/30/2014	6/30/2013
INTEREST INCOME:
Loans, including fees	$11,657	$11,279
Securities
Taxable	1,355	1,006
Tax exempt	1,451	1,349
Trading assets	80	—
Other	145	159
Total interest income	14,688	13,793
INTEREST EXPENSE:
Deposits	1,074	1,162
Repurchase agreements and other borrowings	48	31
Federal Home Loan Bank advances	623	330
Subordinated debentures	115	115
Total interest expense	1,860	1,638
Net interest income	12,828	12,155
Provision for loan losses	200	600
Net interest income after provision	12,628	11,555
NON-INTEREST INCOME:
Service charges	2,073	2,108
Loan service fee income, net	34	(36)
Trust department income	461	360
Gain on sale of available for sale securities, net	433	774
Gain on trading assets	162	—
Gain on sale of mortgage loans	398	1,140
Brokerage income	290	177
Debit card interchange income	1,009	953
Other	77	(46)
Total other income	4,937	5,430
NON-INTEREST EXPENSE:
Salaries and employee benefits	7,263	6,778
Occupancy expenses	1,678	1,547
Repossession expenses, net	23	35
FDIC Insurance	268	262
Legal and professional fees	458	390
Data processing	668	688
Debit card expenses	496	468
Amortization	74	114
Advertising and marketing	441	376
Taxes other than payroll, property and income	422	447
Telephone	176	110
Postage	157	147
Loan fees	160	246
Other	945	1,013
Total other expenses	13,229	12,621
Income before taxes	4,336	4,364
Income taxes	661	870
Net income	$3,675	$3,494
Other Comprehensive Income (Loss), net of tax:
Change in Unrealized Gains (losses) on Securities	4,981	(5,976)
Comprehensive Income (Loss)	$8,656	$(2,482)
Earnings per share
Basic	$1.36	$1.29
Diluted	1.36	1.29
Dividends per share	0.50	0.48

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	6/30/2014	6/30/2013
INTEREST INCOME:
Loans, including fees	$5,896	$5,553
Securities
Taxable	680	527
Tax exempt	718	681
Trading assets	43	—
Other	69	76
Total interest income	7,406	6,837
INTEREST EXPENSE:
Deposits	535	572
Repurchase agreements and other borrowings	25	24
Federal Home Loan Bank advances	309	164
Subordinated debentures	58	56
Total interest expense	927	816
Net interest income	6,479	6,021
Provision for loan losses	100	150
Net interest income after provision	6,379	5,871
NON-INTEREST INCOME:
Service charges	1,062	1,088
Loan service fee income, net	5	16
Trust department income	239	183
Gain on sale of available for sale securities, net	245	485
Gain on trading assets	91	—
Gain on sale of mortgage loans	241	514
Brokerage income	210	109
Debit card interchange income	530	505
Other	45	(73)
Total other income	2,668	2,827
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,661	3,488
Occupancy expenses	830	829
Repossession expenses, net	25	(32)
FDIC Insurance	140	130
Legal and professional fees	322	237
Data processing	331	340
Debit card expenses	262	245
Amortization	37	57
Advertising and marketing	232	192
Taxes other than payroll, property and income	197	222
Telephone	87	43
Postage	85	72
Loan fees	83	123
Other	483	499
Total other expenses	6,775	6,445
Income before taxes	2,272	2,253
Income taxes	368	468
Net income	$1,904	$1,785
Other Comprehensive Income (Loss), net of tax:
Change in Unrealized Gains (losses) on Securities	1,730	(4,724)
Comprehensive Income (Loss)	$3,634	$(2,939)
Earnings per share
Basic	$0.70	$0.66
Diluted	0.70	0.66
Dividends per share	0.25	0.24

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	—Common Stock(1) —		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity

Balances, January 1, 2014	2,717,434	$12,570	$60,229	$(5,126)	$67,673

Common stock issued	7,503	—	—	—	—

Stock based compensation expense	—	55	—	—	55

Common stock purchased and retired	(3,795)	(17)	(74)	—	(91)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	4,981	4,981

Net income	—	—	3,675	—	3,675

Dividends declared - $0.50 per share	—	—	(1,361)	—	(1,361)

Balances, June 30, 2014	2,721,142	$12,608	$62,469	$(145)	$74,932

(1) Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ending
	6/30/2014	6/30/2013
Cash Flows From Operating Activities
Net Income	$3,675	$3,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	904	945
Securities amortization (accretion), net	303	565
Stock based compensation expense	55	48
Provision for loan losses	200	600
Securities available for sale gains, net	(433)	(774)
Net change in trading assets	(5,242)	—
Originations of loans held for sale	(13,757)	(34,329)
Proceeds from sale of loans	13,883	35,536
Losses (gains) on sale of fixed assets	—	105
Losses (gains) on other real estate	(70)	(30)
Gain on sale of mortgage loans	(398)	(1,140)
Changes in:
Interest receivable	364	373
Write-downs of other real estate, net	10	(10)
Other assets	1,369	(185)
Interest payable	(57)	78
Other liabilities	(1,707)	708
Net cash from operating activities	(901)	5,984
Cash Flows From Investing Activities
Purchases of securities available for sale	(34,977)	(55,086)
Proceeds from principal payments, sales, maturities and calls of securities	48,883	42,583
Net change in loans	(27,925)	(23,668)
Proceeds from sale of Federal Home Loan Bank stock	750	—
Purchases of bank premises and equipment	(705)	(897)
Proceeds from the sale of other real estate	1,551	754
Net cash from investing activities	(12,423)	(36,314)
Cash Flows From Financing Activities:
Net change in deposits	(19,991)	(14,681)
Net change in repurchase agreements and other borrowings	3,079	17,238
Short-term advances from Federal Home Loan Bank	105,000	41,000
Payment on short-term Federal Home Loan Bank advances	(85,000)	(31,000)
Long-term advances from Federal Home Loan Bank	6,538	8,200
Payments on long-term Federal Home Loan Bank advances	(2,971)	(5,991)
Payments on note payable	—	(500)
Purchase of common stock	(91)	(87)
Dividends paid	(1,361)	(1,307)
Net cash from financing activities	5,203	12,872
Net change in cash and cash equivalents	(8,121)	(17,458)
Cash and cash equivalents at beginning of period	23,160	31,764
Cash and cash equivalents at end of period	$15,039	$14,306

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$1,917	$1,560
Income taxes	700	975
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$419	$248

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

Nature of Operations:  The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and adjoining counties in Kentucky.  Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives.  As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The Company, a bank holding company, is regulated by the Federal Reserve.  On July 9, 2014, a new subsidiary of the Company was incorporated under the name KBI Insurance Company, Inc.  KBI Insurance Company, Inc. is a subsidiary of Kentucky Bancshares, Inc. and is located in Las Vegas, Nevada.  It is a captive insurance subsidiary which insures various liability and property damage policies for Kentucky Bancshares, Inc. and its related subsidiaries.  KBI Insurance Company, Inc. is regulated by the State of Nevada Division of Insurance.

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

The Internal Revenue Service issued a favorable determination as to the Plan termination in July 2010.  Subsequent to Plan termination and distributions to Plan participants, the Plan was selected for audit by the Pension Benefit Guaranty Corporation (“PBGC”).  The PBGC asserted that the February, 2009 amendment to the Plan violated PBGC Regulation Section 4041.8(a) because the amendment served to lower benefits to Plan beneficiaries.  The PBGC filed a Complaint in May 2013 in United States District Court (Eastern District of Kentucky) to require the Company to make additional distributions to Plan beneficiaries.  On March 17, 2014, the United States District Court (Eastern District of Kentucky) issued an Opinion and Order entering judgment in favor of the PBGC and ruling that the Company must comply with the PBGC’s determination respecting the Plan.  The Company is appraising its options with respect to this judgment, and has appealed the decision. The appeal is pending.  However, in light of the court’s opinion, the Company accrued approximately $1.6 million as of December 31, 2013 for this matter.  The accrued balance for this matter remains $1.6 million at June 30, 2014.  Moreover, in the event the subject court decision is not overturned, the Company believes it has claims for further contribution towards payment of this liability from professionals who assisted the Company in the termination of the Plan.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period net income or stockholders’ equity.

Adoption of New Accounting Standards

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04 - Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage loans upon Foreclosure. This standard provides clarification when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be removed from the balance sheet and other real estate owned recognized. These amendments clarify that when an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. For public business entities (PBEs) this ASU is effective for annual periods, and interim periods within those annual periods, beginning after Dec 15, 2014.  For entities that are not PBEs, this ASU is effective for annual periods beginning after Dec 15, 2014, and for interim periods within annual periods beginning after Dec 15, 2015.  Early adoption is permitted.  The effect of adopting this standard is not expected to have a material effect on the Company’s results of operations or financial condition.

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.

2. SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

June 30, 2014
U.S. government agencies	$69,062	$19	$(1,809)	$67,272
States and political subdivisions	85,375	2,894	(731)	87,538
Mortgage-backed - residential	69,681	315	(932)	69,064
Equity securities	270	24	—	294
Total	$224,388	$3,252	$(3,472)	$224,168

December 31, 2013
U.S. government agencies	$73,930	$51	$(4,695)	$69,286
States and political subdivisions	91,043	1,614	(2,474)	90,183
Mortgage-backed - residential	72,920	44	(2,326)	70,638
Equity securities	270	19	—	289
Total	$238,163	$1,728	$(9,495)	$230,396

The amortized cost and fair value of securities at June 30, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 8.

(in thousands)

	Amortized	Fair
	Cost	Value
Due in one year or less	$467	$469
Due after one year through five years	8,888	8,897
Due after five years through ten years	80,302	79,607
Due after ten years	64,780	65,837
	154,437	154,810
Mortgage-backed - residential	69,681	69,064
Equity	270	294
Total	$224,388	$224,168

Proceeds from sales of securities during the first six months of 2014 and 2013 were $40.0 million and $27.2 million.  Gross gains of $785 thousand and $774 thousand and gross losses of $352 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains was $147 thousand and $263 thousand, respectively.

Proceeds from sales of securities during the three months ending June 30, 2014 and June 30, 2013 were $23.5 million and $16.7 million.  Gross gains of $477 thousand and $485 thousand and gross losses of $232 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $83 thousand and $165 thousand, respectively.

Securities with unrealized losses June 30, 2014 and at December 31, 2013 not recognized in income are as follows:

June 30, 2014

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$12,771	$(142)	$53,774	$(1,667)	$66,545	$(1,809)
States and municipals	4,426	(66)	13,892	(665)	18,318	(731)
Mortgage-backed - residential	10,695	(167)	25,753	(765)	36,448	(932)

Total temporarily impaired	$27,892	$(375)	$93,419	$(3,097)	$121,311	$(3,472)

December 31, 2013

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$57,203	$(3,812)	$8,117	$(883)	$65,320	$(4,695)
States and municipals	32,289	(2,106)	2,879	(368)	35,168	(2,474)
Mortgage-backed - residential	62,126	(2,326)	—	—	62,126	(2,326)

Total temporarily impaired	$151,618	$(8,244)	$10,996	$(1,251)	$162,614	$(9,495)

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

TRADING ASSETS

The trading assets of $5.2 million are primarily comprised of municipal securities which are held for a very short period of time.

3. LOANS

Loans at period-end are as follows:

(in thousands)

	6/30/14	12/31/13

Commercial	$33,727	$34,654
Real estate construction	13,393	11,177
Real estate mortgage:
1-4 family residential	208,620	194,388
Multi-family residential	18,805	16,420
Non-farm & non-residential	131,795	126,791
Agricultural	72,605	68,002
Consumer	16,947	17,065
Other	242	158
Total	$496,134	$468,655

Activity in the allowance for loan losses for the six and three month periods indicated was as follows:

	Six Months Ended June 30, 2014
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$230	$200	$—	$201	$231
Real estate Construction	358	—	8	(7)	359
Real estate mortgage:
1-4 family residential	2,169	88	16	227	2,324
Multi-family residential	427	—	—	(100)	327
Non-farm & non-residential	564	—	367	(197)	734
Agricultural	578	—	25	(57)	546
Consumer	548	153	41	107	543
Other	51	202	159	25	33
Unallocated	516	—	—	1	517
	$5,441	$643	$616	$200	$5,614

	Three Months Ended June, 30 2014
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$208	$—	$—	$23	$231
Real estate Construction	329	—	4	26	359
Real estate mortgage:
1-4 family residential	2,111	25	4	234	2,324
Multi-family residential	401	—	—	(74)	327
Non-farm & non-residential	930	—	—	(196)	734
Agricultural	553	—	1	(8)	546
Consumer	550	76	23	46	543
Other	11	105	72	55	33
Unallocated	523	—	—	(6)	517
	$5,616	$206	$104	$100	$5,614

	Six Months Ended June 30, 2013
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$150	$11	$28	$(16)	$151
Real estate Construction	918	578	21	12	373
Real estate mortgage:
1-4 family residential	1,989	141	56	80	1,984
Multi-family residential	414	161	39	189	481
Non-farm & non-residential	628	—	18	31	677
Agricultural	845	86	3	(101)	661
Consumer	517	252	18	265	548
Other	54	309	206	141	92
Unallocated	532	—	—	(1)	531
	$6,047	$1,538	$389	$600	$5,498

	Three Months Ended June 30, 2013
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$135	$5	$—	$21	$151
Real estate Construction	497	—	16	(140)	373
Real estate mortgage:
1-4 family residential	1,974	16	30	(4)	1,984
Multi-family residential	493	161	39	110	481
Non-farm & non-residential	611	—	10	56	677
Agricultural	747	—	1	(87)	661
Consumer	511	104	7	134	548
Other	99	172	80	85	92
Unallocated	556	—	—	(25)	531
	$5,623	$458	$183	$150	$5,498

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.0 million as of June 30, 2014 and $2.3 million at December 31, 2013) in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013:

As of June 30, 2014

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$231	$231
Real estate construction	—	359	359
Real estate mortgage:
1-4 family residential	326	1,998	2,324
Multi-family residential	50	277	327
Non-farm & non-residential	182	552	734
Agricultural	260	286	546
Consumer	—	543	543
Other	—	33	33
Unallocated	—	517	517
	$818	$4,796	$5,614
Loans:
Commercial	$—	$33,727	$33,727
Real estate construction	—	13,393	13,393
Real estate mortgage:
1-4 family residential	3,196	205,424	208,620
Multi-family residential	345	18,460	18,805
Non-farm & non-residential	3,937	127,858	131,795
Agricultural	9,534	63,071	72,605
Consumer	—	16,947	16,947
Other	—	242	242
	$17,012	$479,122	$496,134

As of December 31, 2013

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$230	$230
Real estate construction	—	358	358
Real estate mortgage:
1-4 family residential	228	1,941	2,169
Multi-family residential	76	351	427
Non-farm & non-residential	110	454	564
Agricultural	298	280	578
Consumer	—	548	548
Other	—	51	51
Unallocated	—	516	516
	$712	$4,729	$5,441
Loans:
Commercial	$—	$34,654	$34,654
Real estate construction	—	11,177	11,177
Real estate mortgage:
1-4 family residential	2,873	191,515	194,388
Multi-family residential	274	16,146	16,420
Non-farm & non-residential	2,716	124,075	126,791
Agricultural	7,673	60,329	68,002
Consumer	—	17,065	17,065
Other	—	158	158
	$13,536	$455,119	$468,655

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2014 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	1,302	1,302	—	1,002	—	—
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	—	—	—	267	—	—
Agricultural	4,780	4,780	—	2,684	80	80
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	1,894	1,894	326	1,991	44	44
Multi-family residential	345	345	50	323	5	5
Non-farm & non-residential	3,937	3,937	182	3,043	73	73
Agricultural	4,754	4,754	260	5,034	19	19
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$17,012	$17,012	$818	$14,344	$221	$221

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2013 (in thousands):

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

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2013 (in thousands):

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,253	21	21
Multi-family residential	—	—	—
Non-farm & non-residential	1,625	40	40
Agricultural	2,873	9	9
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	—	—
Real estate mortgage:
1-4 family residential	874	21	21
Multi-family residential	511	3	3
Non-farm & non-residential	2,641	40	40
Agricultural	4,711	57	57
Consumer	—	—	—
Other	—		—
Total	$14,488	$191	$191

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans for the three months ending June 30, 2014 and June 30, 2013 (in thousands):

	Three Months Ending June 30, 2014
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,562	—	—
Multi-family residential	—	—	—
Non-farm & non-residential	—	—	—
Agricultural	2,836	77	77
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,377	38	38
Multi-family residential	310	1	1
Non-farm & non-residential	3,553	48	48
Agricultural	4,755	19	19
Consumer	—	—	—
Other	—	—	—
Total	$14,393	$183	$183

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

	Three Months Ending June 30, 2013
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,035	2	2
Multi-family residential	—	—	—
Non-farm & non-residential	1,065	20	20
Agricultural	2,854	3	3
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,016	7	7
Multi-family residential	669	1	1
Non-farm & non-residential	2,421	20	20
Agricultural	4,744	7	7
Consumer	—	—	—
Other	—	—	—
Total	$13,804	$60	$60

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of June 30, 2014 and December 31, 2013:

As of June 30, 2014

(in thousands)

		Loans Past Due
		Over 90 Days	Accruing
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$299	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	2,350	266	487
Multi-family residential	85	—	—
Non-farm & non-residential	988	—	1,853
Agricultural	216	—	4,530
Consumer	—	—	—

Total	$3,938	$266	$6,870

As of December 31, 2013

(in thousands)

		Loans Past Due
		Over 90 Days	Accruing
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,171	314	493
Multi-family residential	275	—	—
Non-farm & non-residential	803	—	1,878
Agricultural	717	232	4,530
Consumer	8	8	—

Total	$2,974	$554	$6,901

Nonaccrual loans secured by real estate make up 92.4% of the total nonaccruals at June 30, 2014.

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

During the first six months of 2014, $419 thousand in impaired loans were transferred to other real estate owned.  Additionally, $643 thousand in loan balances were charged off during the first six months of 2014 and $616 thousand in prior loan charge offs were recovered.

The following tables present the aging of the recorded investment in past due and non-accrual loans as of June 30, 2014 and December 31, 2013 by class of loans:

As of June 30, 2014

(in thousands)

	30–59	60–89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$79	$—	$—	$299	$378	$33,349
Real estate construction	—	—	—	—	—	13,393
Real estate mortgage:
1-4 family residential	1,788	433	266	2,350	4,837	203,783
Multi-family residential	—	260	—	85	345	18,460
Non-farm & non-residential	777	—	—	988	1,765	130,030
Agricultural	312	—	—	216	528	72,077
Consumer	151	44	—	—	195	16,752
Other	—	—	—	—	—	242

Total	$3,107	$737	$266	$3,938	$8,048	$488,086

As of December 31, 2013

(in thousands)

	30–59	60–89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$49	$—	$—	$—	$49	$34,605
Real estate construction	175	—	—	—	175	11,002
Real estate mortgage:
1-4 family residential	1,981	1,285	314	1,171	4,751	189,637
Multi-family residential	—	—	—	275	275	16,145
Non-farm & non-residential	503	—	—	803	1,306	125,485
Agricultural	155	—	232	717	1,104	66,898
Consumer	102	27	8	8	145	16,920
Other	—	—	—	—	—	158

Total	$2,965	$1,312	$554	$2,974	$7,805	$460,850

Troubled Debt Restructurings:

The Company has allocated $398 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014.  The Company allocated $428 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2013.  The Company has not committed to lend additional amounts as of June 30, 2014 and December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.  There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending June 30, 2014 and 2013.

No loans were modified as troubled debt restructurings during the six months ending June 30, 2014 and 2013.

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

As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of June 30, 2014

(in thousands)

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$31,932	$1,241	$554	$—
Real estate construction	11,934	1,459	—	—
Real estate mortgage:
1-4 family residential	190,893	10,040	7,666	21
Multi-family residential	16,738	1,555	512	—
Non-farm & non-residential	125,306	5,050	1,439	—
Agricultural	58,709	12,353	1,543	—

Total	$435,512	$31,698	$11,714	$21

As of December 31, 2013

(in thousands)

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$32,771	$1,587	$296	$—
Real estate construction	9,660	1,517	—	—
Real estate mortgage:
1-4 family residential	176,553	10,346	7,489	—
Multi-family residential	14,392	1,579	449	—
Non-farm & non-residential	120,195	5,327	1,269	—
Agricultural	56,713	7,297	3,992	—

Total	$410,284	$27,653	$13,495	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $0 at June 30, 2014 and $16 thousand at December 31, 2013.

4.  REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Six Months Ended
	2014	2013
	(in thousands)

Beginning of year	$3,379	$4,168
Additions	419	335
Sales	(1,540)	(924)
(Additions) subtractions to valuation allowance, net	(10)	10
Recovery from sale in valuation allowance	58	199

End of period	$2,306	$3,788

Activity in the valuation allowance was as follows:

	Six Months Ended
	2014	2013
	(in thousands)

Beginning of year	$1,524	$1,668
Additions (subtractions) to valuation allowance, net	10	(10)
Recovery from sale	(58)	(199)

End of period	$1,476	$1,459

Expenses related to foreclosed assets include:

	Six Months Ended
	2014	2013
	(in thousands)

Net loss (gain) on sales	$(70)	$(30)
Additions (subtractions) to valuation allowance, net	10	(10)
Operating expenses (receipts), net of rental income	13	45
Repossession expenses, net	23	35

End of period	$(47)	$5

5.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Six Months Ended
	June 30
	2014	2013
	(in thousands)

Basic Earnings Per Share
Net Income	$3,675	$3,494
Weighted average common shares outstanding	2,708	2,705
Basic earnings per share	$1.36	$1.29
Diluted Earnings Per Share
Net Income	$3,675	$3,494
Weighted average common shares outstanding	2,708	2,705
Add dilutive effects of assumed vesting of stock grants	—	4
Weighted average common and dilutive potential common shares outstanding	2,708	2,709
Diluted earnings per share	$1.36	$1.29

	Three Months Ended
	June 30
	2014	2013
	(in thousands)

Basic Earnings Per Share
Net Income	$1,904	$1,785
Weighted average common shares outstanding	2,708	2,704
Basic earnings per share	$0.70	$0.66
Diluted Earnings Per Share
Net Income	$1,904	$1,785
Weighted average common shares outstanding	2,708	2,704
Add dilutive effects of assumed vesting of stock grants	—	4
Weighted average common and dilutive potential common shares outstanding	2,708	2,708
Diluted earnings per share	$0.70	$0.66

Stock options for 12,725 shares of common stock for the six and three months ended June 30, 2014 and 19,500 shares of common stock for the six and three months ended June 30, 2013 were excluded from diluted earnings per share because their impact was antidilutive.

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

The combined summary of activity for 2014 in the expired Stock Option Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	19,100	$31.50
Granted	—	—
Forfeited or expired	(6,375)	33.56
Exercised	—	—
Outstanding, end of period	12,725	$30.46	10.9 months	$—

Vested and expected to vest	12,725	$30.46	10.9 months	$—

Exercisable, end of period	12,725	$30.46	10.9 months	$—

As of June 30, 2014, there was no unrecognized compensation cost related to nonvested stock options granted under either Stock Option Plan.  Since both Stock Option Plans have expired, no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  We issued 7,475 shares during 2014 and 6,065 shares during 2013.  There were no shares forfeited during the first six months of 2014 or 2013.  As of June 30, 2014, the restricted stock grant plan allows for additional restricted stock share awards of up to 4,995 shares.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2014	15,565	$280,016	$17.99
Granted	7,475	181,194	24.24
Vested	(4,756)	(84,518)	17.77
Forfeited	—	—	—

Nonvested at June 30, 2014	18,284	$376,692	$20.60

As of June 30, 2014, there was $327,197 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  We issued no stock grants during the first six months of 2014 and 900 shares during the first six months of 2013.  As of June 30, 2014, 149,100 shares are still available for issuance.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2014	900	$20,880	$23.20
Granted	—	—	—
Vested	(180)	(4,176)	23.20
Forfeited	—	—	—

Nonvested at June 30, 2014	720	$16,704	$23.20

As of June 30, 2014, there was $15,312 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

7.  OTHER BORROWINGS

The Company had a $5 million revolving promissory note which was scheduled to mature July 27, 2014.  The Company renewed this note with similar terms as the original note, with the maturity date of July 26, 2015.  The Company has no outstanding balances related to this promissory note at June 30, 2014.

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

Fair Value Measurements at June 30, 2014 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$67,272	$—	$67,272	$—
States and municipals	87,538	—	87,538	—
Mortgage-backed - residential	69,064	—	69,064	—
Equity securities	294	294	—	—
Trading Assets	5,242	5,242	—	—
Total	$229,410	$5,536	$223,874	$—

Available for Sale Investment Securities Fair Value Measurements at December 31, 2013 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$69,286	$—	$69,286	$—
States and municipals	90,183	—	90,183	—
Mortgage-backed - residential	70,638	—	70,638	—
Equity securities	289	289	—	—
Total	$230,396	$289	$230,107	$—

The Company held no trading assets at December 31, 2013.  Also, there were no transfers between level 1 and level 2 during 2014 or 2013.

Assets measured at fair value on a non-recurring basis are summarized below:

(In thousands)

	Fair Value Measurements at June 30, 2014 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real Estate Mortgage:
1-4 family residential	$1,137	—	—	$1,137
Multi-family residential	295	—	—	295
Non-farm & non-residential	1,276	—	—	1,276
Agricultural	220			220
Other real estate owned:
Residential	1,180	—	—	1,180
Loan servicing rights	344	—	—	344

(In thousands)

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real Estate Mortgage:
1-4 family residential	$1,420	—	—	$1,420
Multi-family residential	199	—	—	199
Non-farm & non-residential	36	—	—	36
Agricultural	275	—	—	275
Other real estate owned:
Residential	1,361	—	—	1,361
Loan servicing rights	201	—	—	201

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.9 million, which includes a valuation allowance of $370 thousand at June 30, 2014.  During the first six months of 2014, five new loans became impaired resulting in an additional provision for loan losses of $536 thousand.  The total allowance for specific impaired loans increased $106 thousand for the six months ending June 30, 2014 and decreased $28 thousand for the three months ending June 30, 2014. Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1.2 million, which is made up of the outstanding balance of $2.7 million, net of a valuation allowance of $1.5 million at June 30, 2014.  The Company recorded $10 thousand in write-downs of other real estate owned properties for the six months and three months ending June 30, 2014 and none for the same time periods in 2013

Loan servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $344 thousand, which is made up of the outstanding balance of $414 thousand, net of a valuation allowance of $70 thousand at June 30, 2014.  The Bank recorded net write-downs of $12 thousand for the six months ending June 30, 2014 and write-downs of $17 thousand for the three months ending June 30, 2014.  At December 31, 2013, loan servicing rights were carried at their fair value of $201 thousand, which is made up of the outstanding balance of $260 thousand, net of a valuation allowance of $59 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

June 30, 2014

(In thousands)

				Range
	Fair	Valuation	Unobservable	(Weighted
	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	1,137	sales comparison	adjustment for	0%-99%
			differences	(6%)
			between the
			comparable sales
Multi-family residential	295	sales comparison	adjustment for	0%-32%
			differences	(3%)
			between the
			comparable sales
Non-farm & non-residential	1,276	sales comparison	adjustment for	0%-61%
			differences	(20%)
			between the
			comparable sales
Agricultural:	220	sales comparison	adjustment for	5%-44%
			differences	(24%)
			between the
			comparable sales
Other real estate owned:
Residential	1,180	sales comparison	adjustment for	0%-32%
			differences	(6%)
			between the
			comparable sales
		income approach	capitalization rate	8%-8%
				(8%)
Loan Servicing Rights	344	discounted cash flow	constant prepayment	7%-22%
			rates	(11%)

December 31, 2013

(In thousands)

				Range
	Fair	Valuation	Unobservable	(Weighted
	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	1,420	sales comparison	adjustment for	0%-99%
			differences	(14%)
			between the
			comparable sales
Multi-family residential	199	sales comparison	adjustment for	12%-32%
			differences	(22%)
			between the
			comparable sales
Non-farm & non-residential	36	sales comparison	adjustment for	0%-61%
			differences	(31%)
			between the
			comparable sales
Agricultural	275	sales comparison	adjustment for	5%-44%
			differences	(20%)
			between the
			comparable sales
Other real estate owned:
Residential	1,361	sales comparison	adjustment for	0%-33%
			differences	(4%)
			between the
			comparable sales
		income approach	capitalization rate	8%-8%
				(8%)
Loan Servicing Rights	201	discounted cash flow	constant prepayment	7%-23%
			rates	(10%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2014 and December 31, 2013 are as follows:

June 30, 2014:

(in thousands)

	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$15,039	$15,039	$—	$—	$15,039
Securities	224,168	294	223,874	—	224,168
Trading Assets	5,242	5,242	—		5,242
Mortgage loans held for sale	495	—	500	—	500
Loans, net	490,520	—	—	490,183	490,183
FHLB Stock	5,981	—	—	—	N/A
Interest receivable	3,254	—	1,216	2,038	3,254
Financial liabilities
Deposits	$597,409	$415,247	$184,104	$—	$599,351
Securities sold under agreements to repurchase and other borrowings	11,297	—	11,459	—	11,459
Federal Funds Purchased	4,649	4,649	—	—	4,649
FHLB advances	81,414	—	77,953	—	77,953
Subordinated Debentures	7,217	—	—	7,210	7,210
Interest payable	679	—	670	9	679

December 31, 2013:

(in thousands)

	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$23,160	$23,160	$—	$—	$23,160
Securities	230,396	289	230,107	—	230,396
Mortgage loans held for sale	223	—	229	—	229
Loans, net	463,214	—	—	459,796	459,796
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,618	—	1,315	2,303	3,618
Financial liabilities
Deposits	$617,400	$428,239	$191,523	$—	$619,762
Securities sold under agreements to repurchase and other borrowings	12,867	—	13,013	—	13,013
FHLB advances	57,847	—	52,220	—	52,220
Subordinated Debentures	7,217	—	—	7,217	7,217
Interest Payable	736		727	9	736

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

9.              CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (1)  (unaudited)

(in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Six Months Ending June 30
	2014	2013
Beginning Balance	$(5,126)	$4,283
Unrealized holding gains (losses) for the period, net of tax	5,267	(5,465)
Reclassification adjustment for:
Securities gains realized in income, net	(433)	(774)
Income taxes	(147)	(263)
	(286)	(511)
Net current period other comprehensive income	4,981	(5,976)
Ending balance	$(145)	$(1,693)

(1)         All amounts are net of tax.

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ending June 30
	2014	2013
Beginning Balance	$(1,875)	$3,031
Unrealized holding gains (losses) for the period, net of tax	1,892	(4,404)
Reclassification adjustment for:
Securities gains realized in income, net	(245)	(485)
Income taxes	(83)	(165)
	(162)	(320)
Net current period other comprehensive income	1,730	(4,724)
Ending balance	$(145)	$(1,693)

(2)         All amounts are net of tax.

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the six months ending June 30, 2014 and 2013:

June 30, 2014

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
Unrealized gains and losses on available-for-sale securities	$(433)	Securities gains, net
	147	Provision for income taxes
	(286)	Net of tax

June 30, 2013

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
Unrealized gains and losses on available-for-sale securities	$(774)	Securities gains, net
	263	Provision for income taxes
	(511)	Net of tax

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the three months ending June 30, 2014 and 2013:

June 30, 2014

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
Unrealized gains and losses on available-for-sale securities	$(245)	Securities gains, net
	83	Provision for income taxes
	(162)	Net of tax

June 30, 2013

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
Unrealized gains and losses on available-for-sale securities	$(485)	Securities gains, net
	165	Provision for income taxes
	(320)	Net of tax

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

You should not place undue reliance on any forward-looking statements made by us or on our behalf.  Our forward-looking statements are made as of the date of the report, and we undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

The Company recorded net income of $3.7 million, or $1.36 basic earnings and diluted earnings per share for the first six months ending June 30, 2014 compared to $3.5 million or $1.29 basic earnings and diluted earnings per share for the six month period ended June 30, 2013.  The first six months earnings reflect an increase of 5.2% compared to the same time period in 2013.  The increase in earnings is mostly attributed to an increase of $673 thousand in net interest income, a decrease of $400 thousand in the provision for loan losses, a decrease of $209 thousand in income tax expense, an increase of $162 thousand in gains on trading assets, an increase of $113 thousand in brokerage fee income and an increase of $101 thousand in trust department income. These positive changes to net income during 2014 were partially offset by a decrease of $742 thousand in the gains on the sale of mortgage loans, a decrease of $341 thousand in the gains on the sale of securities, an increase of $485 thousand in salaries & benefits expense and an increase of $131 thousand in occupancy expense.  The earnings for the three months ending June 30, 2014 were $1.9 million or $0.70 basic and diluted earnings per share compared to $1.8 million or $0.66 basic and diluted earnings per share for the three month period ending June 30, 2013.  The earnings for the three month period in 2014 reflect a 6.7% increase compared to the same time period in 2013.  During the second quarter of 2013, the Bank opened a new branch in Lexington, KY and during the first quarter of 2014, the Bank opened a new branch in Richmond, KY.  As expected, additional expenses were incurred with the opening of the two new locations which did affect short-term earnings.  However, management believes this expansion will increase long-term earnings and shareholder equity.

Return on average assets was 0.94% for the six months ending June 30, 2014 and 0.98% for the six months ending June 30, 2013.  Return on average assets was 0.97% for the three months ending June 30, 2014 and 1.00% for the three months ending June 30, 2013.  Return on average equity was 10.18% for the six month period ending June 30, 2014 and 9.43% for the three month period ending June 30, 2013.  Return on average equity was 10.33% for the three months ending June 30, 2014 and 9.63% for the same time period in 2013.

In January 2014, the Bank invested $5.0 million in trading securities which are shown as trading assets on the balance sheet. Management made the decision to invest in these assets after much due diligence because it believed the Company could earn a higher return on this investment, compared to other investments, with minimized additional risk due to the short-term attributes of the assets.  The assets are primarily comprised of municipal securities which are held for a very short period of time and generate additional profits primarily by taking gains on short-term differences in price.  At June 30, 2014, trading assets totaled $5.2 million, which represents income on the investment totaling $242 thousand during the first six months of 2014 and $134 thousand for the three months ending June 30, 2014.

Gross Loans increased $27.4 million from $468.7 million on December 31, 2013 to $496.1 million on June 30, 2014.  The overall increase in loans is attributed to an increase of $14.2 million in 1-4 family residential properties, an increase of $5.0 million in non-farm and non-residential properties, an increase of $4.6 million in agricultural loans, an increase of $2.4 million in multi-family residential properties and an increase of $2.2 million in real estate construction loans.  Commercial loan balances decreased $927 thousand and consumer loan balances decreased $118 thousand.

Total deposits decreased from $617.4 million on December 31, 2013 to $597.4 million on June 30, 2014, a decrease of $20.0 million.  Non-interest bearing demand deposit accounts increased $5.9 million from December 31, 2013 to June 30, 2014.  Time deposits $100 thousand and over decreased $4.2 million and other interest bearing deposit accounts decreased $21.7 million from December 31, 2013 to June 30, 2014.  Public fund accounts decreased $29.0 million from December 31, 2013 to June 30, 2014.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax monies collected during the fourth quarter and then withdrawn from the Bank in the following months.

Borrowings from the Federal Home Loan Bank increased $23.6 million from December 31, 2013 to June 30, 2014.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $12.8 million for the six months ending June 30, 2014 compared to $12.2 million for the six months ending June 30, 2013, an increase of 5.5%.  The interest spread, excluding tax equivalent adjustments was 3.44% for the first six months of 2014 and down from 3.67% reported for the same period in 2013, a decrease of 23 basis points.  Rates have remained fairly low in the past year.  For the first six months ending June 30, 2014, the cost of total deposits was 0.35% compared to 0.39% for the same time period in 2013.  Increasing non-interest bearing deposit accounts and lower rates on certificates of deposit accounts have helped to lower the cost of deposits.  Net interest income was $6.5 million for the three months ending June 30, 2014 compared to $6.0 million for the three months ending June 30, 2013, an increase of 7.6%.  The interest spread, excluding tax equivalent adjustments, was 3.47% for the three month period ending June 30, 2014 compared to 3.67% for the three month period in 2013, a decrease of 20 basis points.

For the first six months, the yield on assets decreased from 4.19% in 2013 to 3.97% in 2014, excluding tax equivalent adjustments.  The yield on loans decreased 42 basis points in the first three months of 2014 compared to 2013 from 5.31% to 4.89%.  The yield on securities increased 10 basis points in the first six months of 2014 compared to 2013 from 2.31% in 2013 to 2.41% in 2014.  The cost of liabilities was 0.53% for the first six months in 2014 compared to 0.52% in 2013.  Year to date average loans, excluding overdrafts, increased $51.9 million, or 12.2% from June 30, 2013 to June 30, 2014.  Loan interest income increased $378 thousand for the first six months of 2014 compared to the first six months of 2013.  Year to date average total deposits increased from June 30, 2013 to June 30, 2014, up $28.5 million or 4.8%.  Year to date average interest bearing deposits increased $16.9 million, or 3.8%, from June 30, 2013 to June 30, 2014.  Deposit interest expense decreased $88 thousand for the first six months of 2014 compared to the same period in 2013.  Year to date average borrowings increased $46.5 million, or 31.8% from June 30, 2013 to June 30, 2014.  Interest expense on borrowed funds increased $310 thousand for the first six months of 2014 compared to the same period in 2013.

The volume rate analysis for the six months ending June 30, 2014 indicates that $2.4 million of the increase in interest income is attributable to an increase in loan volume and $356 thousand of the increase in interest income is attributable to an increase in the volume of our security portfolio.  Further, a decrease in loan rates caused a decrease of $2.0 million to interest income while an increase in rates in our security portfolio contributed an increase of $177 thousand to interest income.  The net effect to interest income was an increase of $895 thousand for the first six months of 2014 compared to the same time period in 2013.  The average rate of the Company’s total outstanding deposits and borrowings decreased from 0.68% in 2013 to 0.53% in 2014.  Based on the following volume rate analysis, the lower level of interest rates contributed to a decrease of $596 thousand in interest expense, while the change in volume was responsible for a $818 thousand increase in interest expense.  As a result, the increase in net interest income for the first six months in 2014 is mostly attributed to growth in the Company’s loan and security portfolios.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2014.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

(in thousands)

	Six Months Ending
	2014 vs. 2013
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$2,382	$(2,004)	$378
Investment Securities	356	177	533
Other	(14)	(2)	(16)
Total Interest Income	2,724	(1,829)	895
INTEREST EXPENSE
Deposits
Demand	26	(57)	(31)
Savings	29	(23)	6
Negotiable Certificates of
Deposit and Other
Time Deposits	(13)	(50)	(63)
Securities sold under agreements to repurchase and other borrowings	48	(31)	17
Federal Home Loan
Bank advances	728	(435)	293
Total Interest Expense	818	(596)	222
Net Interest Income	$1,906	$(1,233)	$673

Non-Interest Income

Non-interest income decreased $493 thousand for the six months ending June 30, 2014, compared to the same period in 2013, to $4.9 million.  .  For the three month period ending June 30, 2014 compared to the three months ending June 30, 2013, total non-interest income decreased $159 thousand.

The decrease for the six month period ending June 30, 2014 was primarily due to a decrease of $742 thousand in gains on the sale of mortgage loans and a decrease of $341 thousand in gains on the sale of securities.  Favorable variances to non-interest income included an increase of $162 thousand in gains on trading assets, an increase of $113 thousand in brokerage fee income and an increase of $101 thousand in fee income generated by the trust department.

The gain on the sale of mortgage loans decreased from $1.1 million in the first six months of 2013 to $400 thousand during the first six months of 2014, a decrease of $742 thousand.  For the three months ending June 30, 2014 compared to the same time period in 2013, the gain on the sale of mortgage loans decreased $273 thousand.  The volume of loans originated to sell during the first six months of 2014 decreased $20.6 million compared to the same time period in 2013.  For the three months ending June 30, 2014, the volume of loans originated for sale decreased $10.2 million compared to the same three months in 2013.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization expense, was $34 thousand for the six months ending June 30, 2014 compared to $(36) thousand for the six months ending June 30, 2013, an increase of $70 thousand.  For the three month period ending June 30, 2014, loan service fee income, net of amortization and impairment expense, was $5 thousand compared to $16 thousand for the same time period one year ago.  During the first six months of 2014, the adjustment to the carrying value of the mortgage servicing right was a negative net amount of $12 thousand, as the fair value of this asset decreased.  Of this, a positive valuation adjustment of $5 thousand was recorded in the first quarter of 2014 and a negative valuation adjustment of $17 thousand was recorded during the second quarter of 2014.  During the first six months of 2013, the carrying value of the mortgage servicing right was written down a net amount of $65 thousand, as the fair value of this asset decreased.  Of this, a negative valuation adjustment of $73 thousand was recorded in the first quarter of 2013 and a positive valuation adjustment of $8 thousand was recorded during the second quarter of 2013.

Non-Interest Expense

Total non-interest expenses increased $608 thousand for the six month period ending June 30, 2014 compared to the same period in 2013.  For the three month period ending June 30, 2014 compared to the three months ending June 30, 2013, total non-interest expense increased $330 thousand

For the comparable six month periods, salaries and benefits increased $485 thousand, an increase of 7.2%.  The increase is attributed to additional personnel hired during 2013 for expanding into two new markets and normal pay increases at the beginning of 2014.  The number of full time equivalent employees at June 30, 2014 was 219 compared to 215 one year ago.  Salaries and employee benefits increased $173 thousand, or 5.0%, for the three month period ending June 30, 2014 compared to the same time period in 2013.

Occupancy expenses increased $131 thousand to $1.7 million for the first six months of 2014 compared to the same time period in 2013.  Rent expense increased $58 thousand due to entering two new markets within the past year and leasing branch facilities in both markets.  Depreciation expense increased $60 thousand during the first six months ending June 30, 2014 compared to the same time period one year ago.  In addition, computer maintenance expense increased $72 thousand.  Occupancy expenses increased $1 thousand for the three month period ending June 30, 2014 compared to the same time period in 2013.

Legal and professional fees increased $68 thousand for the first six months ending June 30, 2014 compared to the same time period in 2013.  Legal and professional fees increased $85 thousand for the three month period ending June 30, 2014 compared to the same time period in 2013.  Repossession expenses decreased $12 thousand for the first six months ending June 30, 2014 compared to the same time period in 2013 and increased $57 thousand for the three months ending June 30, 2014 compared to the same three months one year ago.  Repossession expenses are reported net of rental income earned on repossessed properties.  Repossession expenses were lower in the first six months of 2014 when compared to the same time period in 2013 due to the Company selling many of the properties included in other real estate owned.  FDIC insurance expense increased $7 thousand for the six months ending June 30, 2014 compared to the same time period in 2013 and $10 thousand for the three months ending June 30, 2014 compared to the three months ending June 30, 2013.

Income Taxes

The effective tax rate for the six months ending June 30, 2014 was 15.2% compared to 19.9% in 2013.  The effective tax rate for the three months ending June 30, 2014 was 16.2% compared to 20.8% for the three months ending June 30, 2013.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.  Tax-exempt interest income increased $40 thousand for the first six months of 2014 compared to the first six months of 2013.  Also, for the first six months of 2014, the Company had tax credits totaling $488 thousand for investments made in low income housing projects which represented an increase of $67 thousand compared to similar tax credits for the first six months of 2013.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the six months ending June 30, 2014, the Company averaged $87.5 million in tax free securities and $17.0 million in tax free loans.  As of June 30, 2014, the weighted average remaining maturity for the tax free securities is 132 months, while the weighted average remaining maturity for the tax free loans is 169 months.

Liquidity and Funding

Liquidity is the ability to meet current and future financial obligations.  The Company’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and Federal Home Loan Bank borrowings.

Liquidity risk is the possibility that we may not be able to meet our cash requirements in an orderly manner.  Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors.  Excess liquidity has a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $15.0 million as of June 30, 2014 compared to $23.2 million at December 31, 2013.  The decrease in cash and cash equivalents is attributed to a decrease of $7.7 million in cash and due from banks.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $224.2 million at June 30, 2014 compared to $230.4 million at December 31, 2013.  Securities classified as trading assets totaled $5.2 million at June 30, 2014 and $0 at December 31, 2013.

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

For the first six months of 2014, deposits decreased $20.0 million. The Company’s investment portfolio decreased $1.0 million and the Company’s loan portfolio increased $27.4 million.  The borrowed funds the Company have with the Federal Home Loan Bank increased $23.6 million from December 31, 2013 to June 30, 2014.  The Company had outstanding federal funds purchased totaling $4.6 million at June 30, 2014 and $0 at December 31, 2013.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of June 30, 2014, we have sufficient collateral to borrow an additional $66 million from the Federal Home Loan Bank.  In addition, as of June 30, 2014, $26 million is available in overnight borrowing through various correspondent banks and the Company has access to $258 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of June 30, 2014 and December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2014
Consolidated

Total Capital (to Risk-Weighted Assets)	$74,499	14.1%	$42,323	8%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	68,799	13.0	21,162	4	N/A	N/A
Tier I Capital (to Average Assets)	68,799	8.9	31,018	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$72,978	13.8%	$42,314	8%	$52,892	10%
Tier I Capital (to Risk-Weighted Assets)	67,278	12.7	21,157	4	31,735	6
Tier I Capital (to Average Assets)	67,278	8.7	31,008	4	38,760	5

December 31, 2013
Consolidated
Total Capital (to Risk-Weighted Assets)	$71,993	14.1%	$40,872	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	66,468	13.0	20,436	4	N/A	N/A
Tier I Capital (to Average Assets)	66,468	8.8	30,079	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$70,827	13.9%	$40,859	8%	$51,073	10%
Tier I Capital (to Risk-Weighted Assets)	65,302	12.8	20,429	4	30,644	6
Tier I Capital (to Average Assets)	65,302	8.7	30,070	4	37,588	5

Non-Performing Assets

As of June 30, 2014, our non-performing assets totaled $13.4 million or 1.71% of assets compared to $13.8 million or 1.79% of assets at December 31, 2013 (See table below.)  The Company experienced an increase of $964 thousand in non-accrual loans from December 31, 2013 to June 30, 2014.  As of June 30, 2014, non-accrual loans include $2.4 million in loans secured by 1-4 family properties, $988 thousand in loans secured by non-farm and non-residential properties, $299 thousand in commercial loans, $85 thousand in loans secured by multi-family residential properties and $216 thousand in loans secured by agricultural properties.  Real estate loans composed 92.4% of the non-performing loans as of June 30, 2014 and 99.8% as of December 31, 2013.  Forgone interest income on non-accrual loans totaled $116 thousand for the first six months of 2014 compared to forgone interest of $214 thousand for the same time period in 2013.  Accruing loans that are contractually 90 days or more past due as of June 30, 2014 totaled $266 thousand compared to $554 thousand at December 31, 2013, a decrease of $288 thousand.  The total nonperforming and restructured loans increased $645 thousand from December 31, 2013 to June 30, 2014, resulting in an increase in the ratio of nonperforming and restructured loans to loans of 1 basis point to 2.23%.  In addition, the amount the Company has recorded as other real estate owned decreased $1.1 million from December 31, 2013 to June 30, 2014.  As of June 30, 2014, the amount recorded as other real estate owned totaled $2.3 million compared to $3.4 million at December 31, 2013.  During the first six months of 2014, $419 thousand was added to other real estate properties while $1.5 million in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 39% at December 31, 2013 to 42% at June 30, 2014.

Nonperforming and Restructured Assets

	6/30/14	12/31/13
	(in thousands)

Non-accrual Loans	$3,938	$2,974
Accruing Loans which are Contractually past due 90 days or more	266	554
Accruing Troubled Debt Restructurings	6,870	6,901
Total Nonperforming and Restructured Loans	11,074	10,429
Other Real Estate	2,306	3,379
Total Nonperforming and Restructured Loans and Other Real Estate	$13,380	$13,808
Nonperforming and Restructured Loans as a Percentage of Loans	2. 23%	2.22%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	1.71%	1.79%
Allowance as a Percentage of Period-end Loans	1.13%	1.16%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	42%	39%

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

Provision for Loan Losses

The loan loss provision for the first six months of 2014 was $200 thousand compared to $600 thousand for the first six months of 2013.  The loan loss provision was $100 thousand for the three months ending June 30, 2014 compared to $150 thousand for the three months ending June 30, 2013.  The decrease in the total loan loss provision during the first six months of 2014 compared to the same time period in 2013 is attributed to improved quality of the Bank’s loan portfolio and having a significant recovery of $367 thousand during the first quarter of 2014 for a loan that was charged off in a prior year.

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

Nonperforming loans and restructured loans increased $645 thousand since December 31, 2013 to $11.1 million as of June 30, 2014.  Other real estate properties owned decreased $1.1 million over this same time period.  Additions to Other real estate properties totaled $419 thousand while sales totaled $1.5 million.

The June 30, 2014 unallocated allowance of $517 was comparable to the December 31, 2013 balance of $516 thousand.

Net charge-offs were $27 thousand for the six months ending June 30, 2014 and $1.1 million for the six months ending June 30, 2013.  Net charge-offs were $102 thousand for the three months ending June 30, 2014 and $275 thousand for the three months ending June 30, 2013.  During the first quarter of 2014, the Company recorded a recovery of $367 for one loan which was previously charged-off.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Further, the growth the Company has experienced in our loan portfolio, particularly in 1-4 family residential loans, is attributed to passing grade loans which do not require additional reserves as of June 30, 2014.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

	Six Months Ended June 30
	(in thousands)
Loan Losses	2014	2013
Balance at Beginning of Period	$5,441	$6,047
Amounts Charged-off:
Commercial	200	11
Real Estate Construction	—	578
1-4 family residential	88	141
Multi-family residential	—	161
Non-farm & non-residential	—	—
Agricultural	—	86
Consumer and other	355	561
Total Charged-off Loans	643	1,538
Recoveries on Amounts Previously Charged-off:
Commercial	—	28
Real Estate Construction	8	21
1-4 family residential	16	56
Multi-family residential	—	39
Non-farm & non-residential	367	18
Agricultural	25	3
Consumer and other	200	224
Total Recoveries	616	389
Net Charge-offs	27	1,149
Provision for Loan Losses	200	600
Balance at End of Period	5,614	5,498
Loans
Average	480,557	429,164
At June 30	496,134	452,245
As a Percentage of Average Loans:
Net Charge-offs for the period	0.01%	0.27%
Provision for Loan Losses for the period	0.04%	0.14%
Allowance as a Multiple of Net Charge-offs annualized	104.0	2.4

	Three Months Ended June 30
	(in thousands)
Loan Losses	2014	2013
Balance at Beginning of Period	$5,616	$5,623
Amounts Charged-off:
Commercial	—	5
Real Estate Construction	—	—
1-4 family residential	25	16
Multi-family residential	—	161
Non-farm & non-residential	—	—
Agricultural	—	—
Consumer and other	181	276
Total Charged-off Loans	206	458
Recoveries on Amounts Previously Charged-off:
Commercial	—	—
Real Estate Construction	4	16
1-4 family residential	4	30
Multi-family residential	—	39
Non-farm & non-residential	—	10
Agricultural	1	1
Consumer and other	95	87
Total Recoveries	104	183
Net Charge-offs	102	275
Provision for Loan Losses	100	150
Balance at End of Period	5,614	5,498
Loans
Average	486,609	431,995
At June 30	496,134	452,245
As a Percentage of Average Loans:
Net Charge-offs for the period	0.02%	0.06%
Provision for Loan Losses for the period	0.02%	0.03%
Allowance as a Multiple of Net Charge-offs annualized	13.8	5.0

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

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of June 30, 2014, the projected percentage changes are within limits approved by our Board of Directors (“Board”).  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is slightly lower in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of June 30, 2014 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (7/14 - 6/15)
Net interest income	$25,144	$25,898	$26,096	$26,137
Net interest income dollar change	(754)	N/A	198	239
Net interest income percentage change	-2.9%	N/A	0.8%	0.9%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of June 30, 2013 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (7/13 - 6/14)
Net interest income	$23,528	$24,507	$24,899	$24,989
Net interest income dollar change	(979)	N/A	392	483
Net interest income percentage change	-3.9%	N/A	1.6%	2.0%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from June 30, 2014, year one reflected a decline in net interest income of 2.9% with a 100 basis point decline compared to the 3.9% decline in 2013.  The 100 basis point increase in rates reflected a 0.8% increase in net interest income in 2014 compared to an increase of 1.6% in 2013.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the June 30, 2014 balance sheet, a 100 basis point increase in rates results in a 11.9% decrease in EVE.  A 100 basis point decrease in rates results in a 0.3% decrease in EVE.  These are within the Board approved limits.

Item 4 — CONTROLS AND PROCEDURES

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act).  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans Or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

4/1/14 – 4/30/14	—	$—	—	83,929 shares

5/1/14 – 5/31/14	—	—	—	83,929 shares

6/1/14 – 6/30/14	—	—	—	83,929 shares

Total	—	$—	—	83,929 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through June 30, 2014, 316,071 shares have been purchased.

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

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 13, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the six and three months ended June 30, 2014 and June 30, 2013, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013 and (v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	8/13/14	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	8/13/14	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer