Form 10-Q
period 2014-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2014-11-13
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of Common Stock outstanding as of October 31, 2014:  2,720,842.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	9/30/2014	12/31/2013
Assets
Cash and due from banks	$17,102	$22,650
Federal funds sold	140	510
Cash and cash equivalents	17,242	23,160
Securities available for sale	214,143	230,396
Trading Assets	5,325	—
Mortgage loans held for sale	754	223
Loans	510,994	468,655
Allowance for loan losses	(5,706)	(5,441)
Net loans	505,288	463,214
Federal Home Loan Bank stock	5,981	6,731
Real estate owned, net	3,348	3,379
Bank premises and equipment, net	16,644	16,709
Interest receivable	3,519	3,618
Mortgage servicing rights	1,238	1,344
Goodwill	13,117	13,117
Other intangible assets	209	317
Other assets	7,316	8,371
Total assets	$794,124	$770,579
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$161,174	$152,052
Time deposits, $100,000 and over	88,561	96,264
Other interest bearing	338,583	369,084
Total deposits	588,318	617,400
Repurchase agreements and other borrowings	11,289	12,867
Federal funds purchased	2,776	—
Short-term Federal Home Loan Bank advances	25,000	—
Long-term Federal Home Loan Bank advances	75,437	57,847
Subordinated debentures	7,217	7,217
Interest payable	657	736
Other liabilities	7,331	6,839
Total liabilities	718,025	702,906
Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,720,842 and 2,717,434 shares issued and outstanding on September 30, 2014 and December 31, 2013	12,636	12,570
Retained earnings	63,509	60,229
Accumulated other comprehensive loss	(46)	(5,126)
Total stockholders’ equity	76,099	67,673
Total liabilities & stockholders’ equity	$794,124	$770,579

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Nine Months Ending
	9/30/2014	9/30/2013
INTEREST INCOME:
Loans, including fees	$17,757	$17,094
Securities
Taxable	1,941	1,549
Tax exempt	2,133	2,022
Trading assets	129	—
Other	210	233
Total interest income	22,170	20,898
INTEREST EXPENSE:
Deposits	1,557	1,725
Repurchase agreements and other borrowings	72	56
Federal Home Loan Bank advances	1,003	543
Subordinated debentures	172	174
Total interest expense	2,804	2,498
Net interest income	19,366	18,400
Provision for loan losses	500	850
Net interest income after provision	18,866	17,550
NON-INTEREST INCOME:
Service charges	3,223	3,240
Loan service fee income, net	63	64
Trust department income	717	548
Gain on sale of available for sale securities, net	514	774
Gain on trading assets	196	—
Gain on sale of mortgage loans	715	1,431
Brokerage income	422	279
Debit card interchange income	1,543	1,444
Other	34	(8)
Total other income	7,427	7,772
NON-INTEREST EXPENSE:
Salaries and employee benefits	11,013	10,438
Occupancy expenses	2,526	2,358
Repossession expenses, net	163	53
FDIC Insurance	403	385
Legal and professional fees	765	668
Data processing	1,005	1,021
Debit card expenses	698	718
Amortization	104	171
Advertising and marketing	653	650
Taxes other than payroll, property and income	647	670
Telephone	256	172
Postage	236	227
Loan fees	273	333
Other	1,452	1,485
Total other expenses	20,194	19,349
Income before taxes	6,099	5,973
Income taxes	704	1,112
Net income	$5,395	$4,861
Other Comprehensive Income (Loss), net of tax:
Change in Unrealized Gains (losses) on Securities	5,080	(7,531)
Comprehensive Income (Loss)	$10,475	$(2,670)
Earnings per share
Basic	$1.99	$1.80
Diluted	1.99	1.80
Dividends per share	0.75	0.72

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	9/30/2014	9/30/2013
INTEREST INCOME:
Loans, including fees	$6,100	$5,815
Securities
Taxable	586	543
Tax exempt	682	673
Trading assets	49	—
Other	65	74
Total interest income	7,482	7,105
INTEREST EXPENSE:
Deposits	483	563
Repurchase agreements and other borrowings	24	25
Federal Home Loan Bank advances	380	213
Subordinated debentures	57	59
Total interest expense	944	860
Net interest income	6,538	6,245
Provision for loan losses	300	250
Net interest income after provision	6,238	5,995
NON-INTEREST INCOME:
Service charges	1,150	1,132
Loan service fee income, net	29	100
Trust department income	256	188
Gain on sale of available for sale securities, net	81	—
Gain on trading assets	34	—
Gain on sale of mortgage loans	317	291
Brokerage income	132	102
Debit card interchange income	534	491
Other	(43)	38
Total other income	2,490	2,342
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,750	3,660
Occupancy expenses	848	811
Repossession expenses, net	140	18
FDIC Insurance	135	123
Legal and professional fees	307	278
Data processing	337	333
Debit card expenses	202	250
Amortization	30	57
Advertising and marketing	212	274
Taxes other than payroll, property and income	225	223
Telephone	80	62
Postage	79	80
Loan fees	113	87
Other	507	472
Total other expenses	6,965	6,728
Income before taxes	1,763	1,609
Income taxes	43	242
Net income	$1,720	$1,367
Other Comprehensive Income (Loss), net of tax:
Change in Unrealized Gains (losses) on Securities	99	(1,555)
Comprehensive Income (Loss)	$1,819	$(188)
Earnings per share
Basic	$0.63	$0.51
Diluted	0.63	0.51
Dividends per share	0.25	0.24

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY  (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	—Common Stock(1)—		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity
Balances, January 1, 2014	2,717,434	$12,570	$60,229	$(5,126)	$67,673
Common stock issued, net of forfeitures	7,203	—	—	—	—
Stock based compensation expense	—	83	—	—	83
Common stock purchased and retired	(3,795)	(17)	(74)	—	(91)
Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	5,080	5,080
Net income	—	—	5,395	—	5,395
Dividends declared - $0.75 per share	—	—	(2,041)	—	(2,041)
Balances, September 30, 2014	2,720,842	$12,636	$63,509	$(46)	$76,099

(1)Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

(in thousands)

	Nine Months Ending
	9/30/2014	9/30/2013
Cash Flows From Operating Activities
Net Income	$5,395	$4,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,357	1,331
Securities amortization (accretion), net	476	724
Stock based compensation expense	83	72
Provision for loan losses	500	850
Securities available for sale gains, net	(514)	(774)
Net change in trading assets	(5,325)	—
Originations of loans held for sale	(26,655)	(45,878)
Proceeds from sale of loans	26,839	46,883
Losses (gains) on sale of fixed assets	—	100
Losses (gains) on other real estate	(134)	(25)
Gain on sale of mortgage loans	(715)	(1,431)
Changes in:
Interest receivable	99	191
Write-downs of other real estate, net	64	(79)
Other assets	872	(1,092)
Interest payable	(79)	134
Other liabilities	(2,125)	1,612
Net cash from operating activities	138	7,479
Cash Flows From Investing Activities
Purchases of securities available for sale	(41,495)	(89,456)
Proceeds from principal payments, sales, maturities and calls of securities	65,483	60,533
Net change in loans	(44,225)	(36,759)
Proceeds from redemption of Federal Home Loan Bank stock	750	—
Purchases of bank premises and equipment	(895)	(1,366)
Proceeds from sale of bank premises and equipment	—	258
Proceeds from the sale of other real estate	1,752	1,056
Net cash from investing activities	(18,630)	(65,734)
Cash Flows From Financing Activities:
Net change in deposits	(29,082)	(16,939)
Net change in repurchase agreements and other borrowings	1,198	13,563
Short-term advances from Federal Home Loan Bank	175,000	192,500
Payment on short-term Federal Home Loan Bank advance	(150,000)	(177,500)
Long-term advances from Federal Home Loan Bank	27,277	42,660
Payments on long-term Federal Home Loan Bank advances	(9,687)	(6,530)
Payments on note payable	—	(500)
Purchase of common stock	(91)	(135)
Dividends paid	(2,041)	(1,961)
Net cash from financing activities	12,574	45,158
Net change in cash and cash equivalents	(5,918)	(13,097)
Cash and cash equivalents at beginning of period	23,160	31,764
Cash and cash equivalents at end of period	$17,242	$18,667
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$2,883	$2,364
Income taxes	1,000	1,275
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$1,651	$472

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

Basis of Presentation:  The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the “Company”, “we”, “our” or “us”), its wholly-owned subsidiaries, Kentucky Bank (the “Bank”) and KBI Insurance Company, Inc.,  and the Bank’s wholly-owned subsidiary, KB Special Assets Unit, LLC.  Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:  The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and adjoining counties in Kentucky.  Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives.  As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The Company, a bank holding company, is regulated by the Federal Reserve.  On July 9, 2014, a new subsidiary of the Company was incorporated under the name KBI Insurance Company, Inc.  KBI Insurance Company, Inc. is a subsidiary of Kentucky Bancshares, Inc. and is located in Las Vegas, Nevada.  It is a captive insurance subsidiary which insures various liability and property damage policies for Kentucky Bancshares, Inc. and its related subsidiaries.  KBI Insurance Company, Inc. is regulated by the State of Nevada Division of Insurance.  Our transfer, registrar and dividend agent, Registrar and Transfer Company, was recently acquired by Computershare.  The migration to Computershare occurred October 31, 2014.

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

The Internal Revenue Service issued a favorable determination as to the Plan termination in July 2010.  Subsequent to Plan termination and distributions to Plan participants, the Plan was selected for audit by the Pension Benefit Guaranty Corporation (“PBGC”).  The PBGC asserted that the February, 2009 amendment to the Plan violated PBGC Regulation Section 4041.8(a) because the amendment served to lower benefits to Plan beneficiaries.  The PBGC filed a Complaint in May 2013 in United States District Court (Eastern District of Kentucky) to require the Company to make additional distributions to Plan beneficiaries.  On March 17, 2014, the United States District Court (Eastern District of Kentucky) issued an Opinion and Order entering judgment in favor of the PBGC and ruling that the Company must comply with the PBGC’s determination respecting the Plan.  The Company has appealed the decision and the appeal is pending.  However, in light of the court’s opinion, the Company accrued approximately $1.6 million as of December 31, 2013 for this matter.  The accrued balance for this matter remains $1.6 million at September 30, 2014.  Moreover, in the event the subject court decision is not overturned, the Company believes it has claims for further contribution towards payment of this liability from professionals who assisted the Company in the termination of the Plan.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period net income or stockholders’ equity.

Adoption of New Accounting Standards

ASU 2014-14 — Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.

The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if: a) the loan has a government guarantee that is not separable from the loan before foreclosure; b) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and c) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable recognized upon foreclosure should be measured based on the amount of the loan balance (principal and interest) expected to be received from the guarantor. The amendments in this ASU are effective for the Company beginning January 1, 2015 and are not expected to have a material impact on the Company’s financial statements.

2.              SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

September 30, 2014
U.S. government agencies	$68,139	$46	$(1,713)	$66,472
States and political subdivisions	80,886	3,019	(528)	83,377
Mortgage-backed - residential	64,918	118	(1,035)	64,001
Equity securities	270	23	—	293
Total	$214,213	$3,206	$(3,276)	$214,143

December 31, 2013
U.S. government agencies	$73,930	$51	$(4,695)	$69,286
States and political subdivisions	91,043	1,614	(2,474)	90,183
Mortgage-backed - residential	72,920	44	(2,326)	70,638
Equity securities	270	19	—	289
Total	$238,163	$1,728	$(9,495)	$230,396

The amortized cost and fair value of securities at September 30, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 8.

	Amortized	Fair
(in thousands)	Cost	Value

Due in one year or less	$617	$617
Due after one year through five years	9,125	9,074
Due after five years through ten years	77,983	77,403
Due after ten years	61,300	62,755
	149,025	149,849
Mortgage-backed - residential	64,918	64,001
Equity	270	293
Total	$214,213	$214,143

Proceeds from sales of securities during the first nine months of 2014 and 2013 were $53.6 million and $27.2 million.  Gross gains of $914 thousand and $774 thousand and gross losses of $400 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains was $175 thousand and $263 thousand, respectively.

Proceeds from sales of securities during the three months ending September 30, 2014 and September 30, 2013 were $13.5 million and $0.  Gross gains of $129 thousand and $0 and gross losses of $48 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $28 thousand and $0, respectively.

Securities with unrealized losses September 30, 2014 and at December 31, 2013 not recognized in income are as follows:

September 30, 2014

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$9,541	$(157)	$51,060	$(1,556)	$60,601	$(1,713)
States and municipals	5,577	(73)	10,922	(455)	16,499	(528)
Mortgage-backed - residential	26,598	(332)	21,554	(703)	48,152	(1,035)
Total temporarily impaired	$41,716	$(562)	$83,536	$(2,714)	$125,252	$(3,276)

December 31, 2013

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$57,203	$(3,812)	$8,117	$(883)	$65,320	$(4,695)
States and municipals	32,289	(2,106)	2,879	(368)	35,168	(2,474)
Mortgage-backed - residential	62,126	(2,326)	—	—	62,126	(2,326)
Total temporarily impaired	$151,618	$(8,244)	$10,996	$(1,251)	$162,614	$(9,495)

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

TRADING ASSETS

The trading assets of $5.3 million are primarily comprised of municipal securities which are held for a very short period of time.

3. LOANS

Loans at period-end are as follows:

(in thousands)

	9/30/14	12/31/13

Commercial	$34,457	$34,654
Real estate construction	14,366	11,177
Real estate mortgage:
1-4 family residential	196,175	194,388
Multi-family residential	28,808	16,420
Non-farm & non-residential	144,888	126,791
Agricultural	75,163	68,002
Consumer	16,925	17,065
Other	212	158
Total	$510,994	$468,655

Activity in the allowance for loan losses for the nine and three month periods indicated was as follows:

	Nine Months Ended September 30, 2014
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$230	$200	$—	$213	$243
Real estate Construction	358	—	11	18	387
Real estate mortgage:
1-4 family residential	2,169	179	55	(27)	2,018
Multi-family residential	427	42	—	86	471
Non-farm & non-residential	564	—	367	(167)	764
Agricultural	578	18	27	103	690
Consumer	548	201	58	139	544
Other	51	398	285	139	77
Unallocated	516	—	—	(4)	512
	$5,441	$1,038	$803	$500	$5,706

	Three Months Ended September,30 2014
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$231	$—	$—	$12	$243
Real estate Construction	359	—	3	25	387
Real estate mortgage:
1-4 family residential	2,324	91	39	(254)	2,018
Multi-family residential	327	42	—	186	471
Non-farm & non-residential	734	—	—	30	764
Agricultural	546	18	2	160	690
Consumer	543	48	17	32	544
Other	33	196	126	114	77
Unallocated	517	—	—	(5)	512
	$5,614	$395	$187	$300	$5,706

	Nine Months Ended September 30, 2013
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$150	$12	$28	$(14)	$152
Real estate Construction	918	578	21	55	416
Real estate mortgage:
1-4 family residential	1,989	186	58	210	2,071
Multi-family residential	414	161	103	89	445
Non-farm & non-residential	628	99	18	37	584
Agricultural	845	109	22	(135)	623
Consumer	517	298	9	306	534
Other	54	513	301	284	126
Unallocated	532	—	—	18	550
	$6,047	$1,956	$560	$850	$5,501

	Three Months Ended September 30, 2013
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$150	$—	$—	$2	$152
Real estate Construction	373	—	—	43	416
Real estate mortgage:
1-4 family residential	1,984	45	2	130	2,071
Multi-family residential	481	—	64	(100)	445
Non-farm & non-residential	677	99	—	6	584
Agricultural	661	23	19	(34)	623
Consumer	548	46	(9)	41	534
Other	92	204	95	143	126
Unallocated	531	—	—	19	550
	$5,497	$417	$171	$250	$5,501

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.2 million as of September 30, 2014 and $2.3 million at December 31, 2013) in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013:

As of September 30, 2014

    (in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$243	$243
Real estate construction	—	387	387
Real estate mortgage
1-4 family residential	137	1,881	2,018
Multi-family residential	91	380	471
Non-farm & non-residential	164	600	764
Agricultural	391	299	690
Consumer	—	544	544
Other	—	77	77
Unallocated	—	512	512
	$783	$4,923	$5,706
Loans:
Commercial	$—	$34,457	$34,457
Real estate construction	—	14,366	14,366
Real estate mortgage:
1-4 family residential	2,364	193,811	196,175
Multi-family residential	260	28,548	28,808
Non-farm & non-residential	5,844	139,044	144,888
Agricultural	9,740	65,423	75,163
Consumer	—	16,925	16,925
Other	—	212	212
	$18,208	$492,786	$510,994

As of December 31, 2013

    (in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$230	$230
Real estate construction	—	358	358
Real estate mortgage:
1-4 family residential	228	1,941	2,169
Multi-family residential	76	351	427
Non-farm & non-residential	110	454	564
Agricultural	298	280	578
Consumer	—	548	548
Other	—	51	51
Unallocated	—	516	516
	$712	$4,729	$5,441
Loans:
Commercial	$—	$34,654	$34,654
Real estate construction	—	11,177	11,177
Real estate mortgage:
1-4 family residential	2,873	191,515	194,388
Multi-family residential	274	16,146	16,420
Non-farm & non-residential	2,716	124,075	126,791
Agricultural	7,673	60,329	68,002
Consumer	—	17,065	17,065
Other	—	158	158
	$13,536	$455,119	$468,655

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2014 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	1,113	1,113	—	1,109	43	43
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	1,960	1,960	—	653	68	68
Agricultural	4,985	4,985	—	3,404	96	96
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	1,251	1,251	137	1,442	26	26
Multi-family residential	260	260	91	289	5	5
Non-farm & non-residential	3,884	3,884	164	3,263	100	100
Agricultural	4,755	4,755	391	4,633	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$18,208	$18,208	$783	$14,793	$338	$338

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

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2013 (in thousands):

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,323	38	38
Multi-family residential	—	—	—
Non-farm & non-residential	1,432	61	61
Agricultural	2,796	12	12
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	759	—
Real estate mortgage:
1-4 family residential	1,167	43	43
Multi-family residential	485	3	3
Non-farm & non-residential	2,150	59	59
Agricultural	4,868	122	122
Consumer	—	—	—
Other	—		—
Total	$14,980	$338	$338

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans for the three months ending September 30, 2014 and September 30, 2013

(in thousands):

	Three Months Ending September 30, 2014
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,208	13	13
Multi-family residential	—	—	—
Non-farm & non-residential	980	19	19
Agricultural	4,883	37	37
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,572	5	5
Multi-family residential	303	—	—
Non-farm & non-residential	3,910	34	34
Agricultural	4,755	—	—
Consumer	—	—	—
Other	—	—	—
Total	$17,611	$108	$108

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

	Three Months Ending September 30, 2013
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,017	17	17
Multi-family residential	—	—	—
Non-farm & non-residential	808	20	20
Agricultural	2,761	3	3
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,129	22	22
Multi-family residential	400	2	2
Non-farm & non-residential	2,508	20	20
Agricultural	4,697	65	65
Consumer	—	—	—
Other	—	—	—
Total	$13,320	$149	$149

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of September 30, 2014 and December 31, 2013:

As of September 30, 2014

   (in thousands)

		Loans Past Due
		Over 90 Days	Accruing
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings
Commercial	$382	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,548	532	484
Multi-family residential	260	—	—
Non-farm & non-residential	988	69	1,841
Agricultural	147	232	4,530
Consumer	5	2	—
Total	$3,330	$835	$6,855

As of December 31, 2013

   (in thousands)

		Loans Past Due
		Over 90 Days	Accruing
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,171	314	493
Multi-family residential	275	—	—
Non-farm & non-residential	803	—	1,878
Agricultural	717	232	4,530
Consumer	8	8	—
Total	$2,974	$554	$6,901

Nonaccrual loans secured by real estate make up 88.4% of the total nonaccruals at September 30, 2014.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of September 30, 2014 and December 31, 2013 by class of loans:

As of September 30, 2014

       (in thousands)

	30–59	60–89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due
Commercial	$73	$—	$—	$382	$455	$34,002
Real estate construction	372	144	—	—	516	13,850
Real estate mortgage:
1-4 family residential	1,145	359	532	1,548	3,584	192,591
Multi-family residential	—	—	—	260	260	28,548
Non-farm & non-residential	—	70	69	988	1,127	143,761
Agricultural	111	—	232	147	490	74,673
Consumer	54	8	2	5	69	16,856
Other	—	—	—	—	—	212
Total	$1,755	$581	$835	$3,330	$6,501	$504,493

As of December 31, 2013

   (in thousands)

	30–59	60–89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$49	$—	$—	$—	$49	$34,605
Real estate construction	175	—	—	—	175	11,002
Real estate mortgage:
1-4 family residential	1,981	1,285	314	1,171	4,751	189,637
Multi-family residential	—	—	—	275	275	16,145
Non-farm & non-residential	503	—	—	803	1,306	125,485
Agricultural	155	—	232	717	1,104	66,898
Consumer	102	27	8	8	145	16,920
Other	—	—	—	—	—	158
Total	$2,965	$1,312	$554	$2,974	$7,805	$460,850

Troubled Debt Restructurings:

The Company has allocated $383 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014.  The Company allocated $428 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2013.  The Company has not committed to lend additional amounts as of September 30, 2014 and December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.  There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending September 30, 2014 and 2013.

No loans were modified as troubled debt restructurings during the nine months ending September 30, 2014 and 2013.

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

As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of September 30, 2014

   (in thousands)

		Special
	Pass	Mention	Substandard	Doubtful
Commercial	$32,758	$1,364	$277	$58
Real estate construction	12,448	1,774	144	—
Real estate mortgage:
1-4 family residential	182,462	5,998	7,663	52
Multi-family residential	28,383	—	425	—
Non-farm & non-residential	136,662	4,831	3,395	—
Agricultural	60,415	8,666	6,029	53
Total	$453,128	$22,633	$17,933	$163

As of December 31, 2013

   (in thousands)

		Special
	Pass	Mention	Substandard	Doubtful
Commercial	$32,771	$1,587	$296	$—
Real estate construction	9,660	1,517	—	—
Real estate mortgage:
1-4 family residential	176,553	10,346	7,489	—
Multi-family residential	14,392	1,579	449	—
Non-farm & non-residential	120,195	5,327	1,269	—
Agricultural	56,713	7,297	3,992	—
Total	$410,284	$27,653	$13,495	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $7 at September 30, 2014 and $16 thousand at December 31, 2013.

4.             REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Nine Months Ended
	2014	2013
	(in thousands)

Beginning of year	$3,379	$4,168
Additions	1,651	542
Sales	(1,676)	(1,238)
(Additions) subtractions to valuation allowance, net	(64)	79
Recovery from sale in valuation allowance	58	207

End of period	$3,348	$3,758

Activity in the valuation allowance was as follows:

	Nine Months Ended
	2014	2013
	(in thousands)

Beginning of year	$1,524	$1,668
Additions (subtractions) to valuation allowance, net	64	(79)
Recovery from sale	(58)	(207)

End of period	$1,530	$1,382

Expenses related to foreclosed assets include:

	Nine Months Ended
	2014	2013
	(in thousands)

Net loss (gain) on sales	$(134)	$(25)

Additions (subtractions) to valuation allowance, net	64	(79)
Operating expenses (receipts), net of rental income	99	132

Repossession expenses, net	163	53

For the period	$29	$28

5.             EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Nine Months Ended
	September 30
	2014	2013
	(in thousands)
Basic Earnings Per Share
Net Income	$5,395	$4,861
Weighted average common shares outstanding	2,708	2,705
Basic earnings per share	$1.99	$1.80

Diluted Earnings Per Share
Net Income	$5,395	$4,861
Weighted average common shares outstanding	2,708	2,705
Add dilutive effects of assumed vesting of stock grants	—	4
Weighted average common and dilutive potential common shares outstanding	2,708	2,709
Diluted earnings per share	$1.99	$1.80

	Three Months Ended
	September 30
	2014	2013
	(in thousands)
Basic Earnings Per Share
Net Income	$1,720	$1,367
Weighted average common shares outstanding	2,708	2,705
Basic earnings per share	$0.63	$0.51

Diluted Earnings Per Share
Net Income	$1,720	$1,367
Weighted average common shares outstanding	2,708	2,705
Add dilutive effects of assumed vesting of stock grants	—	4
Weighted average common and dilutive potential common shares outstanding	2,708	2,709
Diluted earnings per share	$0.63	$0.51

Stock options for 12,725 shares of common stock for the nine and three months ended September 30, 2014 and 19,100 shares of common stock for the nine and three months ended September 30, 2013 were excluded from diluted earnings per share because their impact was antidilutive.

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

The combined summary of activity for 2014 in the expired Stock Option Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	19,100	$31.50
Granted	—	—
Forfeited or expired	(6,375)	33.56
Exercised	—	—
Outstanding, end of period	12,725	$30.46	7.9 months	$—

Vested and expected to vest	12,725	$30.46	7.9 months	$—

Exercisable, end of period	12,725	$30.46	7.9 months	$—

As of September 30, 2014, there was no unrecognized compensation cost related to nonvested stock options granted under either Stock Option Plan.  Since both Stock Option Plans have expired, no additional options can be granted under either of these plans.

2005 Restricted Stock Grant Plan

On May 10, 2005, our stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  We issued 7,475 shares during 2014 and 6,065 shares during 2013.  There were 300 shares forfeited during the first nine months of 2014 and 65 shares forfeited during the first nine months of 2013.  As of September 30, 2014, the restricted stock grant plan allows for additional restricted stock share awards of up to 5,295 shares.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2014	15,565	$280,016	$17.99
Granted	7,475	181,194	24.24
Vested	(4,956)	(87,768)	17.71
Forfeited	(300)	(5,419)	18.06

Nonvested at September 30, 2014	17,784	$368,023	$20.69

As of September 30, 2014, there was $294,867 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

2009 Stock Award Plan

On May 13, 2009, our stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  We issued no stock grants during the first nine months of 2014 and 900 shares during the first nine months of 2013.  As of September 30, 2014, 149,100 shares are still available for issuance.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2014	900	$20,880	$23.20
Granted	—	—	—
Vested	(180)	(4,176)	23.20
Forfeited	—	—	—

Nonvested at September 30, 2014	720	$16,704	$23.20

As of September 30, 2014, there was $14,268 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

7.  OTHER BORROWINGS

At December 31, 2013 the Company had a $5 million revolving promissory note which matured July 27, 2014.  The Company renewed this note with similar terms as the original note with a maturity date of July 26, 2015.  The Company has no outstanding balances related to this promissory note at September 30, 2014.

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

Fair Value Measurements at September 30, 2014 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$66,472	$—	$66,472	$—
States and municipals	83,377	—	83,377	—
Mortgage-backed - residential	64,001	—	64,001	—
Equity securities	293	293	—	—
Trading Assets	5,325	5,325	—	—
Total	$219,468	$5,618	$213,850	$—

Available for Sale Investment Securities Fair Value Measurements at December 31, 2013 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$69,286	$—	$69,286	$—
States and municipals	90,183	—	90,183	—
Mortgage-backed - residential	70,638	—	70,638	—
Equity securities	289	289	—	—
Total	$230,396	$289	$230,107	$—

The Company held no trading assets at December 31, 2013.  Also, there were no transfers between level 1 and level 2 during 2014 or 2013.

Assets measured at fair value on a non-recurring basis are summarized below:

(In thousands)

	Fair Value Measurements at September 30, 2014 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$683	—	—	$683
Multi-family residential	169	—	—	169
Non-farm & non-residential	1,241	—	—	1,241
Agricultural	89	89
Other real estate owned:
Residential	1,126	—	—	1,126
Loan servicing rights	325	—	—	325

(In thousands)

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real Estate Mortgage:
1-4 family residential	$1,420	—	—	$1,420
Multi-family residential	199	—	—	199
Non-farm & non-residential	36	—	—	36
Agricultural	275	—	—	275
Other real estate owned:
Residential	1,361	—	—	1,361
Loan servicing rights	201	—	—	201

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.2 million, which includes a valuation allowance of $357 thousand at September 30, 2014.  During the first nine months of 2014, six new loans became impaired resulting in an additional provision for loan losses of $265 thousand.  The allowance associated with these six loans which became impaired during 2014 decreased $36 thousand for the three months ending September 30, 2014.  The total allowance for specific impaired loans increased $71 thousand for the nine months ending September 30, 2014 and decreased $35 thousand for the three months ending September 30, 2014. During the first nine months of 2013, three new loans became impaired resulting in an additional provision for loan losses of $160 thousand. For the three months ending September 30, 2013, two new loans became impaired resulting in an additional provision for loan losses of $84 thousand.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1.1 million, which is made up of the outstanding balance of $2.6 million, net of a valuation allowance of $1.5 million at September 30, 2014.  The Company recorded $64 thousand in write-downs of other real estate owned properties for the nine months ending September 30, 2014 and $54 thousand for the three month period ending September 30, 2014.  The Company recorded a net recovery of prior write-downs totaling $79 thousand for the nine months ending September 30, 2013 and a net recovery of $69 thousand for the three months ending September 30, 2013.

Loan servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $325 thousand, which is made up of the outstanding balance of $387 thousand, net of a valuation allowance of $62 thousand at September 30, 2014.  The Bank recorded net write-downs of $3 thousand for the nine months ending September 30, 2014 and a recovery of prior write-downs totaling $9 thousand for the three months ending September 30, 2014.  At December 31, 2013, loan servicing rights were carried at their fair value of $201 thousand, which is made up of the outstanding balance of $260 thousand, net of a valuation allowance of $59 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

September 30, 2014

				Range
	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	683	sales comparison	adjustment for differences between the comparable sales	1%-24% (10%)

Multi-family residential	169	income approach	capitalization rate	10%-10% (10%)

Non-farm & non-residential	1,241	income approach		10%-10% (10%)

Agricultural:	89	sales comparison	adjustment for differences between the comparable sales	5%-44% (40%)

Other real estate owned:

Residential	1,126	sales comparison	adjustment for differences between the comparable sales	0%-32% (7%)
		income approach	capitalization rate	8%-8% (8%)

Loan Servicing Rights	325	discounted cash flow	constant prepayment rates	8%-21% (11%)

December 31, 2013

				Range
	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate mortgage:
1-4 family residential	1,420	sales comparison	adjustment for differences between the comparable sales	0%-99% (14%)

Multi-family residential	199	sales comparison	adjustment for differences between the comparable sales	12%-32% (22%)

Non-farm & non-residential	36	sales comparison	adjustment for differences between the comparable sales	0%-61% (31%)

Agricultural	275	sales comparison	adjustment for differences between the comparable sales	5%-44% (20%)
Other real estate owned:
Residential	1,361	sales comparison	adjustment for differences between the comparable sales	0%-33% (4%)
		income approach	capitalization rate	8%-8%
				(8%)
Loan Servicing Rights	201	discounted cash flow	constant prepayment rates	7%-23% (10%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2014 and December 31, 2013 are as follows:

September 30, 2014:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$17,242	$17,242	$—	$—	$17,242
Securities	214,143	293	213,850	—	214,143
Trading Assets	5,325	5,325	—		5,325
Mortgage loans held for sale	754	—	759	—	759
Loans, net	505,288	—	—	504,962	504,962
FHLB Stock	5,981	—	—	—	N/A
Interest receivable	3,519	—	1,280	2,239	3,519

Financial liabilities
Deposits	$588,318	$412,662	$178,130	$—	$590,792
Securities sold under agreements to repurchase and other borrowings	11,289	—	11,454	—	11,454
Federal Funds Purchased	2,776	2,776	—	—	2,776
FHLB advances	100,437	—	94,584	—	94,584
Subordinated Debentures	7,217	—	—	7,211	7,211
Interest payable	657	—	648	9	657

December 31, 2013:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$23,160	$23,160	$—	$—	$23,160
Securities	230,396	289	230,107	—	230,396
Mortgage loans held for sale	223	—	229	—	229
Loans, net	463,214	—	—	459,796	459,796
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,618	—	1,315	2,303	3,618

Financial liabilities
Deposits	$617,400	$428,239	$191,523	$—	$619,762
Securities sold under agreements to repurchase and other borrowings	12,867	—	13,013	—	13,013
FHLB advances	57,847	—	52,220	—	52,220
Subordinated Debentures	7,217	—	—	7,217	7,217
Interest Payable	736		727	9	736

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

9.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (1)  (unaudited) (in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Nine Months Ending September 30
	2014	2013
Beginning Balance	$(5,126)	$4,283

Unrealized holding gains (losses) for the period, net of tax	5,419	(7,020)

Reclassification adjustment for:

Securities gains realized in income	(514)	(774)
Income taxes	(175)	(263)
Securities gains realized in income, net	(339)	(511)

Net current period other comprehensive income	5,080	(7,531)

Ending balance	$(46)	$(3,248)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ending September 30
	2014	2013
Beginning Balance	$(145)	$(1,693)

Unrealized holding gains (losses) for the period, net of tax	152	(1,555)

Reclassification adjustment for:

Securities gains realized in income	(81)	—
Income taxes	(28)	—
Securities gains realized in income, net	(53)	—

Net current period other comprehensive income	99	(1,555)

Ending balance	$(46)	$(3,248)

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the nine months ending September 30, 2014 and 2013:

September 30, 2014

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(514)	Securities gains, net
	175	Provision for income taxes

	(339)	Net of tax

September 30, 2013

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(774)	Securities gains, net
	263	Provision for income taxes

	(511)	Net of tax

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the three months ending September 30, 2014 and 2013:

September 30, 2014

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(81)	Securities gains, net
	28	Provision for income taxes

	(53)	Net of tax

September 30, 2013

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$—	Securities gains, net
	—	Provision for income taxes

	—	Net of tax

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

Summary

The Company recorded net income of $5.4 million, or $1.99 basic earnings and diluted earnings per share for the first nine months ending September 30, 2014 compared to $4.9 million or $1.80 basic earnings and diluted earnings per share for the nine month period ended September 30, 2013.  The first nine months earnings reflect an increase of 11.0% compared to the same time period in 2013.  The increase in earnings is mostly attributed to an increase of $966 thousand in net interest income, a decrease of $350 thousand in the provision for loan losses, a decrease of $408 thousand in income tax expense, an increase of $196 thousand in gains on trading assets, an increase of $143 thousand in brokerage fee income and an increase of $169 thousand in trust department income. These positive changes to net income during 2014 were partially offset by a decrease of $716 thousand in gains on the sale of mortgage loans, a decrease of $260 thousand in gains on the sale of securities, an increase of $575 thousand in salaries & benefits expense, an increase of $168 thousand in occupancy expense and an increase of $110 thousand in repossession expense.  The earnings for the three months ending September 30, 2014 were $1.7 million or $0.63 basic and diluted earnings per share compared to $1.4 million or $0.51 basic and diluted earnings per share for the three month period ending September 30, 2013.  The earnings for the three month period in 2014 reflect a 25.8% increase compared to the same time period in 2013.  During the second quarter of 2013, the Bank opened a new branch in Lexington, KY.  Additionally, during the first quarter of 2014, the Bank opened a new branch in Richmond, KY.  As expected, additional expenses were incurred with the opening of the two new locations which did affect short-term earnings.  However, management believes these expansions will increase long-term earnings and shareholder equity.

Return on average assets was 0.91% for the nine months ending September 30, 2014 and 0.90% for the nine months ending September 30, 2013.  Return on average assets was 0.85% for the three months ending September 30, 2014 and 0.75% for the three months ending September 30, 2013.  Return on average equity was 9.81% for the nine month period ending September 30, 2014 and 8.96% for the nine month period ending September 30, 2013.  Return on average equity was 9.06% for the three months ending September 30, 2014 and 8.02% for the same time period in 2013.

In January 2014, the Bank invested $5.0 million in trading securities which are shown as trading assets on the balance sheet.  Management made the decision to invest in these assets after much due diligence because it believed the Company could earn a higher return on this investment, compared to other investments, with minimized additional risk due to the short-term attributes of the assets.  The assets are primarily comprised of municipal securities which are held for a very short period of time and generate additional profits primarily by taking gains on short-term differences in price.  At September 30, 2014, trading assets totaled $5.3 million, which represents income on the investment totaling $325 thousand during the first nine months of 2014 and $83 thousand for the three months ending September 30, 2014.

Gross Loans increased $42.3 million from $468.7 million on December 31, 2013 to $511.0 million on September 30, 2014.  The overall increase in loans is attributed to an increase of $1.8 million in 1-4 family residential properties, an increase of $18.1 million in non-farm and non-residential properties, an increase of $7.2 million in agricultural loans, an increase of $12.4 million in multi-family residential properties and an increase of $3.2 million in real estate construction loans.  Commercial loan balances decreased $200 thousand and consumer loan balances decreased $86 thousand.

Total deposits decreased from $617.4 million on December 31, 2013 to $588.3 million on September 30, 2014, a decrease of $29.1 million.  Non-interest bearing demand deposit accounts increased $9.1 million from December 31, 2013 to September 30, 2014.  Time deposits $100 thousand and over decreased $7.7 million and other interest bearing deposit accounts decreased $30.5 million from December 31, 2013 to September 30, 2014.  Public fund accounts decreased $38.6 million from December 31, 2013 to September 30, 2014.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax monies collected during the fourth quarter and then withdrawn from the Bank in the following months.

Borrowings from the Federal Home Loan Bank increased $42.6 million from December 31, 2013 to September 30, 2014.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $19.4 million for the nine months ending September 30, 2014 compared to $18.4 million for the nine months ending September 30, 2013, an increase of 5.3%.  The interest spread, excluding tax equivalent adjustments was 3.44% for the first nine months of 2014 and down from 3.64% reported for the same period in 2013, a decrease of 20 basis points.  Rates have remained fairly low in the past year.  For the first nine months ending September 30, 2014, the cost of total deposits was 0.34% compared to 0.39% for the same time period in 2013.  Increasing non-interest bearing deposit accounts and lowering rates on certificates of deposit accounts have helped to lower the cost of deposits.  Net interest income was $6.5 million for the three months ending September 30, 2014 compared to $6.2 million for the three months ending September 30, 2013, an increase of 4.7%.  The interest spread, excluding tax equivalent adjustments, was 3.48% for the three month period ending September 30, 2014 compared to 3.60% for the three month period in 2013, a decrease of 12 basis points.

For the first nine months, the yield on assets decreased from 4.17% in 2013 to 3.98% in 2014, excluding tax equivalent adjustments.  The yield on loans decreased 35 basis points in the first nine months of 2014 compared to 2013 from 5.22% to 4.87%.  The yield on securities increased 6 basis points in the first nine months of 2014 compared to 2013 from 2.33% in 2013 to 2.39% in 2014.  The cost of liabilities was 0.53% for the first nine months in 2014 compared to 0.52% in 2013.  Year to date average loans, excluding overdrafts, increased $49.0 million, or 11.2% from September 30, 2013 to September 30, 2014.  Loan interest income increased $663 thousand for the first nine months of 2014 compared to the first nine months of 2013.  Year to date average total deposits increased from September 30, 2013 to September 30, 2014, up $23.2 million or 3.9%.  Year to date average interest bearing deposits increased $9.9 million, or 2.2%, from September 30, 2013 to September 30, 2014.  Deposit interest expense decreased $168 thousand for the first nine months of 2014 compared to the same period in 2013.  Year to date average borrowings increased $45.3 million, or 102.3% from September 30, 2013 to September 30, 2014.  Interest expense on borrowed funds increased $474 thousand for the first nine months of 2014 compared to the same period in 2013.

The volume rate analysis for the nine months ending September 30, 2014 indicates that $2.3 million of the increase in interest income is attributable to an increase in loan volume and $429 thousand of the increase in interest income is attributable to an increase in the volume of our security portfolio.  Further, a decrease in loan rates caused a decrease of $1.6 million to interest income while an increase in rates in our security portfolio contributed an increase of $203 thousand to interest income.  The net effect to interest income was an increase of $1.3 million for the first nine months of 2014 compared to the same time period in 2013.  The average rate of the Company’s total outstanding deposits and borrowings slightly increased from 0.52% in 2013 to 0.53% in 2014.  Based on the following volume rate analysis, the lower level of interest rates contributed to a decrease of $484 thousand in interest expense, while the change in volume in deposits and borrowings was responsible for a $790 thousand increase in interest expense.  As a result, the increase in net interest income for the first nine months in 2014 is mostly attributed to growth in the Company’s loan and security portfolios.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2014.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

(in thousands)

	Nine Months Ending
	2014 vs. 2013
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$2,306	$(1,643)	$663
Investment Securities	429	203	632
Other	(23)	—	(23)
Total Interest Income	2,712	(1,440)	1,272
INTEREST EXPENSE
Deposits
Demand	15	(60)	(45)
Savings	25	(25)	—
Negotiable Certificates of
Deposit and Other
Time Deposits	(40)	(83)	(123)
Securities sold under agreements to repurchase and other borrowings	34	(20)	14
Federal Home Loan
Bank advances	756	(296)	460
Total Interest Expense	790	(484)	306
Net Interest Income	$1,922	$(956)	$966

Non-Interest Income

Non-interest income decreased $345 thousand for the nine months ending September 30, 2014, compared to the same period in 2013, to $7.4 million.  For the three month period ending September 30, 2014 compared to the three months ending September 30, 2013, total non-interest income increased $148 thousand.

The decrease for the nine month period ending September 30, 2014 was primarily due to a decrease of $716 thousand in gains on the sale of mortgage loans and a decrease of $260 thousand in gains on the sale of securities.  Favorable variances to non-interest income included an increase of $196 thousand in gains on trading assets, an increase of $143 thousand in brokerage fee income and an increase of $169 thousand in fee income generated by the trust department.

The gain on the sale of mortgage loans decreased from $1.4 million in the first nine months of 2013 to $715 thousand during the first nine months of 2014, a decrease of $716 thousand.  For the three months ending September 30, 2014 compared to the same time period in 2013, the gain on the sale of mortgage loans increased $26 thousand.  The volume of loans originated to sell during the first nine months of 2014 decreased $19.2 million compared to the same time period in 2013.  For the three months ending September 30, 2014, the volume of loans originated for sale increased $863 thousand compared to the same three months in 2013.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization expense, was $63 thousand for the nine months ending September 30, 2014 compared to $64 thousand for the nine months ending September 30, 2013, a decrease of $1 thousand.  For the three month period ending September 30, 2014, loan service fee income, net of amortization and impairment expense, was $29 thousand compared to $100 thousand for the same time period one year ago.  During the first nine months of 2014, the adjustment to the carrying value of the mortgage servicing right was a negative net amount of $3 thousand, as the fair value of this asset decreased.  Of this, a positive valuation adjustment of $5 thousand was recorded in the first quarter of 2014, a negative valuation adjustment of $17 thousand was recorded during the second quarter of 2014 and a $9 thousand positive adjustment was recorded during the third quarter of 2014.  During the first nine months of 2013, the adjustment to the carrying value of the mortgage servicing right was a positive net amount of $24 thousand, as the fair value of this asset increased.  Of this, a negative valuation adjustment of $73 thousand was recorded in the first quarter of 2013, a positive valuation adjustment of $8 thousand was recorded during the second quarter of 2013 and a positive valuation adjustment of $89 thousand was recorded during the third quarter of 2013.

Non-Interest Expense

Total non-interest expenses increased $845 thousand for the nine month period ending September 30, 2014 compared to the same period in 2013.  For the three month period ending September 30, 2014 compared to the three months ending September 30, 2013, total non-interest expense increased $237 thousand

For the comparable nine month periods, salaries and benefits increased $575 thousand, an increase of 5.5%.  The increase is attributed to hiring additional personnel during 2013 and 2014 for expanding into two new markets and normal pay increases at the beginning of 2014.  The number of full time equivalent employees at September 30, 2014 was 215 compared to 218 one year ago.  Although the number of full time equivalent employees decreased as of September 30, 2014 when compared to September 30, 2013, the year to date average number of full time equivalent employees increased in 2014.  Salaries and employee benefits increased $90 thousand, or 2.5%, for the three month period ending September 30, 2014 compared to the same time period in 2013.

Occupancy expenses increased $168 thousand to $2.5 million for the first nine months of 2014 compared to the same time period in 2013.  Rent expense increased $75 thousand due to entering two new markets within the past year and leasing branch facilities in both markets.  Depreciation expense increased $76 thousand during the first nine months ending September 30, 2014 compared to the same time period one year ago.  In addition, computer maintenance expense increased $87 thousand.  Occupancy expenses increased $37 thousand for the three month period ending September 30, 2014 compared to the same time period in 2013.

Legal and professional fees increased $97 thousand for the first nine months ending September 30, 2014 compared to the same time period in 2013.  Legal and professional fees increased $29 thousand for the three month period ending September 30, 2014 compared to the same time period in 2013.  Repossession expenses increased $110 thousand for the first nine months ending September 30, 2014 compared to the same time period in 2013 and increased $122 thousand for the three months ending September 30, 2014 compared to the same three months one year ago.  Repossession expenses are reported net of rental income earned on repossessed properties.  Net repossession expenses were higher in the first nine months of 2014 when compared to the same time period in 2013 due to the Company selling many of the properties which earned income in the form of building rents.  Further, the Company added $1.7 million to other real estate owned properties during the year resulting in increased expenses.  FDIC insurance expense increased $18 thousand for the nine months ending September 30, 2014 compared to the same time period in 2013 and $12 thousand for the three months ending September 30, 2014 compared to the three months ending September 30, 2013.

Income Taxes

The effective tax rate for the nine months ending September 30, 2014 was 11.5% compared to 18.6% in 2013.  The effective tax rate for the three months ending September 30, 2014 was 2.4% compared to 15.0% for the three months ending September 30, 2013.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.  Tax-exempt interest income increased $147 thousand for the first nine months of 2014 compared to the first nine months of 2013.  Also, for the first nine months of 2014, the Company had tax credits totaling $416 thousand for investments made in low income housing projects which represented an increase of $282 thousand compared to similar tax credits for the first nine months of 2013.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the nine months ending September 30, 2014, the Company averaged $90.8 million in tax free securities and $16.8 million in tax free loans.  As of September 30, 2014, the weighted average remaining maturity for the tax free securities is 132 months, while the weighted average remaining maturity for the tax free loans is 166 months.

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

Cash and cash equivalents were $17.2 million as of September 30, 2014 compared to $23.2 million at December 31, 2013.  The decrease in cash and cash equivalents is attributed to a decrease of $5.5 million in cash and due from banks.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $214.1 million at September 30, 2014 compared to $230.4 million at December 31, 2013.  Securities classified as trading assets totaled $5.3 million at September 30, 2014 and $0 at December 31, 2013.

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

For the first nine months of 2014, deposits decreased $29.1 million. The Company’s investment portfolio decreased $16.3 million and the Company’s loan portfolio increased $42.3 million.  The Company’s borrowed funds from the Federal Home Loan Bank increased $42.6 million from December 31, 2013 to September 30, 2014.  The Company had outstanding federal funds purchased totaling $2.8 million at September 30, 2014 and $0 at December 31, 2013.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of September 30, 2014, we have sufficient collateral to borrow an additional $59 million from the Federal Home Loan Bank.  In addition, as of September 30, 2014, $28 million is available in overnight borrowing through various correspondent banks and the Company has access to $255 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of September 30, 2014 and December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy	Purposes	Action	Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2014
Consolidated

Total Capital (to Risk-Weighted Assets)	$75,681	13.9%	$43,693	8%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	69,890	12.8	21,846	4	N/A	N/A
Tier I Capital (to Average Assets)	69,890	9.0	31,086	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$73,630	13.5%	$43,681	8%	$54,602	10%
Tier I Capital (to Risk-Weighted Assets)	67,839	12.4	21,841	4	32,761	6
Tier I Capital (to Average Assets)	67,839	8.8	31,043	4	38,803	5

December 31, 2013
Consolidated
Total Capital (to Risk-Weighted Assets)	$71,993	14.1%	$40,872	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	66,468	13.0	20,436	4	N/A	N/A
Tier I Capital (to Average Assets)	66,468	8.8	30,079	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$70,827	13.9%	$40,859	8%	$51,073	10%
Tier I Capital (to Risk-Weighted Assets)	65,302	12.8	20,429	4	30,644	6
Tier I Capital (to Average Assets)	65,302	8.7	30,070	4	37,588	5

Non-Performing Assets

As of September 30, 2014, our non-performing assets totaled $14.4 million or 1.81% of assets compared to $13.8 million or 1.79% of assets at December 31, 2013 (See table below.)  The Company experienced an increase of $356 thousand in non-accrual loans from December 31, 2013 to September 30, 2014.  As of September 30, 2014, non-accrual loans include $1.5 million in loans secured by 1-4 family properties, $988 thousand in loans secured by non-farm and non-residential properties, $382 thousand in commercial loans, $85 thousand in loans secured by multi-family residential properties and $260 thousand in loans secured by multi-family properties and $146 thousand in loans secured by farmland.  Real estate loans composed 88.4% of the non-performing loans as of September 30, 2014 and 99.8% as of December 31, 2013.  Forgone interest income on non-accrual loans totaled $108 thousand for the first nine months of 2014 compared to forgone interest of $214 thousand for the same time period in 2013.  Accruing loans that are contractually 90 days or more past due as of September 30, 2014 totaled $835 thousand compared to $554 thousand at December 31, 2013, an increase of $281 thousand.  The total nonperforming and restructured loans increased $591 thousand from December 31, 2013 to September 30, 2014.  However, due to the recent loan growth the Company has experienced, the ratio of nonperforming and restructured loans to loans decreased 6 basis points to 2.16%.  In addition, the amount the Company has recorded as other real estate owned decreased $31 thousand from December 31, 2013 to September 30, 2014.  As of September 30, 2014, the amount recorded as other real estate owned totaled $3.3 million compared to $3.4 million at December 31, 2013.  During the first nine months of 2014, $1.7 million was added to other real estate properties while $1.6 million in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 39% at December 31, 2013 to 40% at September 30, 2014.

Nonperforming and Restructured Assets

	9/30/14	12/31/13
	(in thousands)
Non-accrual Loans	$3,330	$2,974
Accruing Loans which are Contractually past due 90 days or more	835	554
Accruing Troubled Debt Restructurings	6,855	6,901
Total Nonperforming and Restructured Loans	11,020	10,429
Other Real Estate	3,348	3,379
Total Nonperforming and Restructured Loans and Other Real Estate	$14,368	$13,808
Nonperforming and Restructured Loans as a Percentage of Loans	2.16%	2.22%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	1.81%	1.79%
Allowance as a Percentage of Period-end Loans	1.12%	1.16%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	40%	39%

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

Provision for Loan Losses

The loan loss provision for the first nine months of 2014 was $500 thousand compared to $850 thousand for the first nine months of 2013.  The loan loss provision was $300 thousand for the three months ending September 30, 2014 compared to $250 thousand for the three months ending September 30, 2013.  The decrease in the total loan loss provision during the first nine months of 2014 compared to the same time period in 2013 is attributed to improved quality of the Bank’s loan portfolio and having a significant recovery of $367 thousand during the first quarter of 2014 for a loan that was charged off in a prior year.

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

Nonperforming loans and restructured loans increased $591 thousand since December 31, 2013 to $11.0 million as of September 30, 2014.  Other real estate properties owned decreased $31 thousand over this same time period.  Additions to Other real estate properties totaled $1.7 million while sales totaled $1.6 million and negative valuation adjustments totaled $64 thousand.

The September 30, 2014 unallocated allowance of $512 was comparable to the December 31, 2013 balance of $516 thousand.

Net charge-offs were $235 thousand for the nine months ending September 30, 2014 and $1.4 million for the nine months ending September 30, 2013.  Net charge-offs were $208 thousand for the three months ending September 30, 2014 and $246 thousand for the three months ending September 30, 2013.  During the first quarter of 2014, the Company recorded a recovery of $367 for one loan which was previously charged-off.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Further, the growth the Company has experienced in our loan portfolio is attributed to passing grade loans which require fewer reserves as of September 30, 2014.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Nine Months Ended September 30
	(in thousands)
	2014	2013
Balance at Beginning of Period	$5,441	$6,047
Amounts Charged-off:
Commercial	200	12
Real Estate Construction	—	578
1-4 family residential	179	186
Multi-family residential	42	161
Non-farm & non-residential	—	99
Agricultural	18	109
Consumer and other	599	811
Total Charged-off Loans	1,038	1,956
Recoveries on Amounts Previously Charged-off:
Commercial	—	28
Real Estate Construction	11	21
1-4 family residential	55	58
Multi-family residential	—	103
Non-farm & non-residential	367	18
Agricultural	27	22
Consumer and other	343	310
Total Recoveries	803	560
Net Charge-offs	235	1,396
Provision for Loan Losses	500	850
Balance at End of Period	5,706	5,501
Loans
Average	487,991	439,317
At September 30	510,994	465,128
As a Percentage of Average Loans:
Net Charge-offs for the period	0.05%	0.32%
Provision for Loan Losses for the period	0.10%	0.19%
Allowance as a Multiple of Net Charge-offs annualized	18.2	3.0

Loan Losses

	Three Months Ended September 30
	(in thousands)
	2014	2013
Balance at Beginning of Period	$5,614	$5,497
Amounts Charged-off:
Commercial	—	—
Real Estate Construction	—	—
1-4 family residential	91	45
Multi-family residential	42	—
Non-farm & non-residential	—	99
Agricultural	18	23
Consumer and other	244	250
Total Charged-off Loans	395	417
Recoveries on Amounts Previously Charged-off:
Commercial	—	—
Real Estate Construction	3	—
1-4 family residential	39	2
Multi-family residential	—	64
Non-farm & non-residential	—	—
Agricultural	2	19
Consumer and other	143	86
Total Recoveries	187	171
Net Charge-offs	208	246
Provision for Loan Losses	300	250
Balance at End of Period	5,706	5,501
Loans
Average	502,859	459,623
At September 30	510,994	465,128
As a Percentage of Average Loans:
Net Charge-offs for the period	0.04%	0.05%
Provision for Loan Losses for the period	0.06%	0.05%
Allowance as a Multiple of Net Charge-offs annualized	6.9	5.6

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

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations.  The Company has $5.3 million in market risk sensitive instruments which are held for trading purposes.  These assets are held for a very short period of time and are used to generate profits on short-term differences in price.

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of September 30, 2014, the projected percentage changes are within limits approved by our Board of Directors (“Board”).  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is slightly lower in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of September 30, 2014 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	– 100	Rates	+ 100	+ 300
Year One (10/14 – 9/15)
Net interest income	$25,010	$25,724	$26,036	$26,060
Net interest income dollar change	(715)	N/A	311	336
Net interest income percentage change	–2.8%	N/A	1.2%	1.3%
Board approved limit	>–4.0%	N/A	>–4.0%	>–10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of September 30, 2013 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	– 100	Rates	+ 100	+ 300
Year One (10/13 – 9/14)
Net interest income	$23,641	$24,482	$24,915	$25,048
Net interest income dollar change	(842)	N/A	432	566
Net interest income percentage change	–3.4%	N/A	1.8%	2.3%
Board approved limit	>–4.0%	N/A	>–4.0%	>–10.0%

Projections from September 30, 2014, year one reflected a decline in net interest income of 2.8% with a 100 basis point decline compared to the 3.4% decline in 2013.  The 100 basis point increase in rates reflected a 1.2% increase in net interest income in 2014 compared to an increase of 1.8% in 2013.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the September 30, 2014 balance sheet, a 100 basis point increase in rates results in a 9.7% decrease in EVE.  A 100 basis point decrease in rates results in a 1.2% decrease in EVE.  These are within the Board approved limits.

Item 4 — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Part II — Other Information

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

7/1/14 – 7/31/14	—	$—	—	83,929 shares

8/1/14 – 8/31/14	—	—	—	83,929 shares

9/1/14 – 9/30/14	—	—	—	83,929 shares

Total	—	$—	—	83,929 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through September 30, 2014, 316,071 shares have been purchased.

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

101*                    The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 13, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the nine and three months ended September 30, 2014 and September 30, 2013, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 and (v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	11/13/14	/s/ Louis Prichard
Louis Prichard, President and C.E.O.

Date	11/13/14	/s/ Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer