Form 10-K
period 2014-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2015-03-20
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2014 was approximately $59.2 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 12, 2015:  2,725,648.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2015 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

PART I

Item 1.  Business

General

Kentucky Bancshares, Inc. (“Company,” “Kentucky,” “we,” “our” and “us”) is a bank holding company headquartered in Paris, Kentucky.  The Company was organized in 1981 and is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”).

The Company conducts its business in the Commonwealth of Kentucky through one banking subsidiary, Kentucky Bank, and one non-bank subsidiary KBI Insurance Company.

Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky.  Kentucky Bank has its main office in Paris (Bourbon County), with additional offices in Paris, Cynthiana (Harrison County), Georgetown (Scott County), Lexington (Fayette), Morehead (Rowan County), Nicholasville (Jessamine County), Richmond (Madison County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County).  The deposits of Kentucky Bank are insured up to prescribed limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).  KBI Insurance Company is a captive insurance subsidiary and was incorporated in 2014.

The Company had total assets of $855.2 million, total deposits of $654.9 million and stockholders’ equity of $77.9 million as of December 31, 2014.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky  40361, and the telephone number at that address is (859) 987-1795.

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

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 86% of which are secured by real estate at December 31, 2014.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

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

Market Served.  We primarily conduct our business in the Commonwealth of Kentucky.  Our primary market areas consist of Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and surrounding counties in Kentucky.  Per capita personal income for Kentucky increased from $35,857 in 2012 to $36,214 in 2013, according to the Bureau of Economic Analysis.  The Bureau of Labor Statistics reports that the unemployment rate in Kentucky has shown some improvement.  The unemployment rate in Kentucky is 5.1% for December of 2014, compared to 7.4% for December of 2013.

Supervision and Regulation

Governing Regulatory Institutions:  As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board.  The Company’s subsidiary bank is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions.  Kentucky Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.  In addition to the impact of regulation, Kentucky Bank is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. The Company also has a captive insurance subsidiary which is regulated by the State of Nevada Division of Insurance.

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

Financing Corporation (“FICO”) Assessments.  FICO assessment costs were $44 thousand in 2014, $41 thousand in 2013 and $40 thousand for 2012.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2017 through 2019.

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

•                  a permanent increase of FDIC deposit insurance to $250,000;

•                  authorization for financial institutions to pay interest on business checking accounts;

•                  changes in the calculation of FDIC deposit insurance assessments;

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

Employees

At December 31, 2014, the number of full time equivalent employees of the Company was 215.

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

Significant decline in general economic conditions will negatively affect the financial results of our banking operations.  Our success depends on general economic conditions both locally, nationally, and to a lesser extent, internationally.  Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008.  While economic conditions have improved slightly in 2014, business activity remains low, particularly in real estate.  Many businesses are still in serious difficulty due to reduced consumer spending and continued liquidity challenges in the market.  The housing market is still depressed as reflected by a high level of foreclosures and continued unemployment.  These factors have affected the performance of mortgage loans and resulted in financial institutions, including government-sponsored entities, in making significant write-downs of asset values of mortgage-backed securities, credit default swaps and other derivative and cash securities.  Some financial institutions have failed.  Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity.  Consumer confidence regarding the economy is low and the financial markets reflect this lack of confidence.  Most of our customers are in the Central Kentucky area, and have been directly affected by this recession.  Local economic conditions have affected the demand of customers for loans, the ability of some borrowers to repay these loans and the value of the collateral securing these loans.  Loan growth is critical to our profitability.

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

Deposit insurance premiums levied against the Company may increase if the number of bank failures increase or the cost of resolving failed banks increases.

The FDIC maintains a DIF to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on insured depository institutions including Kentucky Bank.  Future deposit premiums paid by Kentucky Bank depend on the level of the DIF and the magnitude and cost of future bank failures. Kentucky Bank may be required to pay significantly higher FDIC premiums if market developments change such that the DIF balance is reduced.

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

In July of 2013, U.S. banking regulators approved the final enhanced regulatory capital rules (“Final Capital Rules”). The Final Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries as compared to the previous U.S. risk-based capital and leverage ratio rules, and thereby implement certain provisions of the Dodd-Frank Act.

The Final Capital Rules, among other things, (i) introduce a new capital measure “Common Equity Tier I” (“CET1”), (ii) specify that Tier I capital consists of CET1 and “Additional Tier I capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, including; common stock and related surplus, net of treasury stock and retained earnings, certain minority interests and accumulated other comprehensive income (“AOCI”), if elected.

When fully phased-in on January 1, 2019, the Final Capital Rules require banking organizations to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier I capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier I capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier I capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier I plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier I capital to adjusted average consolidated assets.

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Final Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of AOCI items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Final Capital Rules, the Company has a one-time election (the “Opt-out Election”) to filter certain AOCI components, comparable to the treatment under the current general risk-based capital rule.

The Final Capital Rules were effective for the Company on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.  As shown in Note 19, the Company and Kentucky Bank meet all capital adequacy requirements, and management does not anticipate any adverse impact from the implementation of the new capital ratio.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters is located at 339 Main Street, Paris, KY 40361, which it owns.  The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361.  In addition, Kentucky Bank serves customer needs at 13 other locations.  All locations offer a full range of banking services.  Kentucky Bank owns all of the properties at which it conducts its business with the exception of the Lexington and Richmond locations.  The Company owns approximately 100,000 square feet of office space and leases approximately 9,600 square feet of office space.

Note 6 to the Company’s audited and consolidated financial statements included in Item 8 (“2014 Consolidated Financial Statements and Notes”) contains additional information relating to amounts invested in premises and equipment.

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

5008 Atwood Drive, Suite 3, Richmond, KY 40475

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

The Internal Revenue Service issued a favorable determination as to the Plan termination in July 2010.  Subsequent to Plan termination and distributions to Plan participants, the Plan was selected for audit by the PBGC.  The PBGC asserted that the February, 2009 amendment to the Plan violated PBGC Regulation Section 4041.8(a) because the amendment served to lower benefits to Plan beneficiaries.  The PBGC filed a Complaint in May 2013 in United States District Court (Eastern District of Kentucky) to require the Company to make additional distributions to Plan beneficiaries.  On March 17, 2014, the United States District Court (Eastern District of Kentucky) issued an Opinion and Order entering judgment in favor of the PBGC and ruling that the Company must comply with the PBGC’s determination respecting the Plan.  The Company appealed, but the District Court’s ruling was affirmed by the United States Court of Appeals for the Sixth Circuit on January 15, 2015.

The Company accrued approximately $1.6 million as of December 31, 2013 for this matter. Moreover, the Company believes it has claims for contribution towards payment of this liability from professionals who assisted the Company in the termination of the Plan.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for the Company’s Common Stock.  The Company’s Common Stock is not listed on any national securities exchange.  However, it is traded on the OTC Bulletin Board under the symbol “KTYB”.  Trading in the Common Stock has been infrequent, with retail brokerage firms making the market.  The following table sets forth the high and low closing sales prices of the Common Stock from the OTC Bulletin Board and the dividends declared thereon, for the periods indicated as follows:

		High	Low	Dividend

2014	Quarter 4	$28.85	$27.15	$0.25
	Quarter 3	28.85	26.10	0.25
	Quarter 2	27.50	23.75	0.25
	Quarter 1	24.80	23.90	0.25
2013	Quarter 4	$26.25	$24.15	$0.24
	Quarter 3	27.67	24.75	0.24
	Quarter 2	25.00	23.03	0.24
	Quarter 1	24.50	18.50	0.24

Note 16 to the Company’s 2014 Consolidated Financial Statements and Notes included Item 8 contains additional information relating to amounts available to be paid as dividends.

Holders

As of December 31, 2014 the Company had 2,720,098 shares of Common Stock outstanding and approximately 520 holders of record of its Common Stock.

Dividends

During 2014 and 2013, the Corporation declared quarterly cash dividends aggregating $1.00 and $0.96 per share, respectively.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

The table below lists issuer purchases of equity securities.

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

10/1/14 - 10/31/14	—	—	—	83,929 shares

11/1/14 - 11/30/14	—	—	—	83,929 shares

12/1/14 - 12/31/14	700	27.15	—	83,229 shares

Total	700	27.15	—	83,229 shares

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

Through December 31, 2014, 316,771 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on December 12, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensations plans under which equity securities of the company are authorized for issuance.

			No. of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column 1)

Plans Approved By Stockholders:

1993 Nonemployee Directors Stock Ownership Incentive Plan	3,200	30.34	—

1999 Employee Stock Option Plan	9,425	30.50	—

2005 Restricted Stock Grant Plan	—	—	5,385

2009 Stock Award Plan	—	—	149,100

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

The following graph compares the change in the cumulative total stockholder return on our common stock with the cumulative total return of listed NASDAQ banks and the Russell Microcap Index from 2009 through 2014.  This comparison assumes $100 invested on December 31, 2009 in (a) our common stock,(b) NASDAQ Bank and (c) the Russell Microcap Index.

Item 6.  Selected Financial Data (in thousands except per share data)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.

	At or For the Year Ended December 31
	2014	2013	2012	2011	2010

CONDENSED STATEMENT OF INCOME:
Total Interest Income	$29,731	$28,168	$28,233	$29,889	$30,276
Total Interest Expense	3,756	3,456	3,716	5,565	10,067
Net Interest Income	25,975	24,712	24,517	24,324	20,209
Provision for Losses	950	1,050	2,050	2,450	3,250
Net Interest Income After Provision for Losses	25,025	23,662	22,467	21,874	16,959
Noninterest Income	10,158	10,222	11,870	9,347	10,566
Noninterest Expense	27,215	27,203	25,686	24,615	22,021
Income Before Income Tax Expense	7,968	6,681	8,651	6,606	5,504
Income Tax Expense	897	859	1,643	919	565
Net Income	7,071	5,822	7,008	5,687	4,939

SHARE DATA:
Basic Earnings per Share (EPS)	$2.60	$2.15	$2.59	$2.09	$1.81
Diluted EPS	2.60	2.15	2.59	2.09	1.81
Cash Dividends Declared	1.00	0.96	0.92	0.88	0.84
Book Value	28.65	24.90	27.21	25.38	22.29
Average Common Shares-Basic	2,721	2,705	2,705	2,719	2,732
Average Common Shares-Diluted	2,721	2,709	2,708	2,720	2,732

SELECTED BALANCE SHEET DATA:
Loans, net	$532,293	$463,214	$423,928	$406,025	$406,905
Investment Securities	246,861	230,396	192,780	180,419	176,867
Trading Assets	5,370	—	—	—	—
Total Assets	855,209	770,579	701,010	659,453	658,943
Deposits	654,869	617,400	590,425	542,924	537,401
Securities sold under agreements to repurchase and other borrowings	12,457	12,867	4,315	4,524	7,179
Federal Home Loan Bank advances	93,785	57,847	17,449	30,326	43,206
Stockholders’ Equity	77,942	67,672	74,009	68,953	61,043

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	0.89%	0.80%	1.03%	0.87%	0.71%
Return on Stockholders’ Equity	9.50%	8.12%	9.70%	8.74%	7.84%
Net Interest Margin (1)	3.69%	3.85%	4.19%	4.35%	3.43%
Equity to Assets (annual average)	9.34%	9.84%	10.60%	9.97%	9.07%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	38.48%	41.53%	35.71%	42.24%	46.62%
Number of Employees (at period end)	215	208	193	194	184

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.12%	1.16%	1.41%	1.42%	1.20%
Net Charge-offs as a Percentage of Average Loans	0.08%	0.37%	0.44%	0.38%	1.42%

(1)         Tax equivalent

Item 7.  Management’s Discussion and Analysis

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, Kentucky Bank, at December 31, 2014, 2013 and 2012, and the consolidated results of operations for each of the years in the three year period ended December 31, 2014.  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2014 Consolidated Financial Statements and Notes included in Item 8.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2014 data.

Critical Accounting Policies

Overview.  The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  Significant accounting policies are listed in Note 1 of the Company’s 2014 Consolidated Financial Statements and Notes included in Item 8.  Critical accounting and reporting policies include accounting for loans and the allowance for loan losses, goodwill and fair value.  Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

Loan Values and Allowance for Loan Losses.  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status.  Interest income received on such loans is accounted for on the cash basis or cost recovery method.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  The loan portfolio also represents the largest asset group on the consolidated balance sheets.  Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Loan Losses” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2014 Consolidated Financial Statements and Notes.

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

Fair Values.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the description of each asset and liability category in Note 17 of the Company’s 2014 Consolidated Financial Statements and Notes.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

Overview

We conduct our business through our one bank subsidiary, Kentucky Bank, and our one non-bank subsidiary KBI Insurance Company.  Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 85% of which are secured by real estate at December 31, 2014.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgages, installment and other loans to its individual and other non-commercial customers.  Kentucky Bank’s primary market is Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and surrounding counties in Kentucky.  KBI Insurance Company is a captive insurance subsidiary and was incorporated in 2014.

Net income for the year ended December 31, 2014 was $7.1 million, or $2.60 per common share compared to $5.8 million, or $2.15 for 2013 and $7.0 million, or $2.59 for 2012.  Earnings per share assuming dilution were $2.60, $2.15 and $2.59 for 2014, 2013 and 2012, respectively.  For 2014, net income increased $1.2 million, or 21.5%.  Net interest income increased $1.3 million, the loan loss provision decreased $100 thousand, total other income decreased $64 thousand, while total other expenses increased $12 thousand and income tax expense increased $39 thousand.

For 2013, net income decreased $1.2 million, or 16.9%.  Net interest income increased $195 thousand, the loan loss provision decreased $1.0 million, total other income decreased $1.6 million, while total other expenses increased $1.5 million and income tax expense decreased $785 thousand.

Return on average equity was 9.5% in 2014 compared to 8.1% in 2013 and 9.7% in 2012.  Return on average assets was 0.89% in 2014 compared to 0.80% in 2013 and 1.03% in 2012.

Non-performing loans as a percentage of loans (including held for sale) were 2.36%, 2.22% and 3.51% as of December 31, 2014, 2013 and 2012, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis increased from $26.2 million in 2012 to $26.3 million in 2013, and to $27.6 million in 2014.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2013 to 2014.  Average earning assets increased $65.3 million, or 9.6%.  Average investment securities increased $14.9 million primarily due to increased deposits.  Average loans increased $50.4 million as a result of improved economic conditions, increased demand over 2013 and entering two new markets.  Average interest bearing liabilities increased $50.5 million, or 10.1% during this same period.  This change was mostly attributed to an increase of $38.5 million, or 108.7%, in Federal Home Loan Bank advances.  Average interest bearing deposits increased $10.1 million, or 2.3%.  The Company continues to actively pursue quality loans and fund these primarily with deposits and Federal Home Loan Bank advances.

The bank prime rates have declined since 2006.  Bank prime rates decreased 100 basis points in 2007, decreased another 400 basis points in 2008, and have remained unchanged since then.  The tax equivalent yield on earning assets decreased from 4.36% in 2013 to 4.19% in 2014.

The volume rate analysis for 2014 that follows indicates that $3.0 million of the increase in interest income is attributable to an increase in volume, while the change in rates contributed to a decrease of $1.4 million in interest income.  Further, decreases in rates caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 0.69% in 2013 to 0.68% in 2014.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $468 thousand in interest expense and a change in volume contributed to a $768 thousand increase in interest expense.  In summary, the increase in the Company’s 2014 net interest income is attributed mostly to an increase in volume in the loan and security portfolios and decreases in rates in time deposits and Federal Home Loan Bank advances.

The volume rate analysis for 2013 that follows indicates that $2.3 million of the decrease in interest income is attributable to the decrease in rates, while the change in rates volume contributed to an increase of $2.2 million in interest income.  Further, decreases in rates caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 0.81% in 2012 to 0.69 in 2013.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $577 thousand in interest expense and a change in volume contributed to a $317 thousand increase in interest expense.  As a result, the increase in the Company’s 2013 net interest income is attributed mostly to an increase in volume in the loan and security portfolios and decreases in rates in time deposits and Federal Home Loan Bank advances.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2014 vs. 2013 and 2013 vs. 2012.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	(in thousands)
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$2,491	$(1,569)	$922	$1,431	$(1,857)	$(426)
Investment Securities	350	123	473	790	(429)	361
Trading Assets	168	—	168
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—	—	—	—	—
Deposits with Banks	(10)	10	—	(3)	3	—
Total Interest Income	2,999	(1,436)	1,563	2,218	(2,283)	(65)
INTEREST EXPENSE
Deposits
Demand	15	(65)	(50)	45	(82)	(37)
Savings	13	(19)	(6)	17	(5)	12
Negotiable Certificates of Deposit and Other Time Deposits	(54)	(134)	(188)	(22)	(175)	(197)
Securities sold under agreements to repurchase and other borrowings	32	(17)	15	118	(96)	22
Federal Home Loan Bank advances	762	(233)	529	159	(219)	(60)
Total Interest Expense	768	(468)	300	317	(577)	(260)
Net Interest Income	$2,231	$(968)	$1,263	$1,901	$(1,706)	$195

Average Consolidated Balance Sheets and Net Interest Analysis ($ in thousands)

	2014			2013			2012
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	$142,426	$2,583	1.81%	$131,538	$2,145	1.63%	$100,359	$1,527	1.52%
State and Municipal obligations	85,772	2,835	3.31%	81,471	2,771	3.40%	80,219	3,007	3.75%
Other Securities	6,664	259	3.89%	7,001	288	4.11%	7,001	308	4.40%
Total Investment Securities	234,862	5,677	2.42%	220,010	5,204	2.37%	187,579	4,842	2.58%
Tax Equivalent Adjustment		1,620	0.69%		1,556	0.71%		1,640	0.87%
Tax Equivalent Total		7,297	3.11%		6,760	3.07%		6,482	3.46%
Trading Assets	5,199	168	3.23%
Federal Funds Sold and Agreements to Repurchase	327	—	—	290	—	—	389	—	—%
Interest-Bearing Deposits with Banks	12,079	28	0.23%	17,238	29	0.17%	18,749	30	0.16%
Loans, Net of Deferred Loan Fees (2)
Commercial	48,307	2,268	4.69%	48,877	2,380	4.87%	48,006	2,550	5.31%
Real Estate Mortgage	429,773	20,249	4.71%	378,468	19,191	5.07%	352,674	19,407	5.50%
Installment	16,886	1,340	7.94%	17,244	1,364	7.91%	17,369	1,403	8.08%
Total Loans	494,966	23,857	4.82%	444,589	22,935	5.16%	418,049	23,360	5.59%
Total Interest-Earning Assets	747,433	31,350	4.19%	682,127	29,725	4.36%	624,766	29,872	4.78%
Allowance for Loan Losses	(5,673)			(5,838)			(5,949)
Cash and Due From Banks	12,274			7,127			6,898
Premises and Equipment	16,700			16,922			16,667
Other Assets	26,414			28,871			39,261
Total Assets	$797,148			$729,209			$681,643

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	$202,185	$368	0.18%	$195,302	$418	0.21%	$176,654	$455	0.26%
Savings	68,023	83	0.12%	58,799	89	0.15%	47,577	77	0.16%
Certificates of Deposit and Other Deposits	187,012	1,587	0.85%	193,038	1,775	0.92%	195,207	1,972	1.01%
Total Interest-Bearing Deposits	457,220	2,038	0.45%	447,139	2,282	0.51%	419,438	2,504	0.60%
Securities sold under agreements to repurchase and other borrowings	20,264	325	1.60%	18,340	311	1.70%	12,218	288	2.36%
Federal Home Loan Bank advances	73,947	1,392	1.88%	35,435	863	2.44%	29,728	923	3.10%
Total Interest-Bearing Liabilities	551,431	3,755	0.68%	500,914	3,456	0.69%	461,384	3,715	0.81%
Noninterest-Bearing Earning Demand Deposits	164,712			151,127			141,448
Other Liabilities	6,587			5,442			6,552
Total Liabilities	722,730			657,483			609,384
STOCKHOLDERS’ EQUITY	74,418			71,726			72,259
Total Liabilities and Stockholders’ Equity	$797,148			$729,209			$681,643
Average Equity to Average Total Assets	9.34%			9.84%			10.60%
Net Interest Income		25,795			24,713			24,517
Net Interest Income (tax equivalent) (3)		27,595			26,269			26,157
Net Interest Spread (tax equivalent) (3)			3.51%			3.67%			3.97%
Net Interest Margin (tax equivalent) (3)			3.69%			3.85%			4.19%

(1)                 Averages computed at amortized cost.

(2)                 Includes loans on a nonaccrual status and loans held for sale.

(3)                 Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $10.2 million in 2014, $10.2 million in 2013 and $11.9 million in 2012.  In 2014, decreases in gains on sold mortgage loans, net loan servicing fees and overdraft income were offset by increases in fees generated within our wealth management department, gains on trading assets and debit card interchange income.  In 2013, decreases in gains on sold mortgage loans, gains on sold securities and service charges account for the majority of the decrease.

Securities gains were $1.0 million in 2014, $1.0 million in 2013 and $1.8 million in 2012.  These gains are primarily attributed to selling securities which had gains in market value due to declining interest rates and the related inverse relationship of interest rates and market values.  Some securities gains were taken in 2014, 2013 and 2012 and used to offset additions to the loan loss reserve and write-downs of other real estate properties owned.

Gains on loans sold were $951 thousand, $1.7 million and $2.3 million in 2014, 2013 and 2012, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation or other government agencies.  During 2014, the loan servicing fee income, net of amortization expense for the mortgage servicing right asset, decreased $137 thousand, compared to an increase of $97 thousand in 2013.  In 2014, the mortgage servicing right asset had a net valuation write-down of $20 thousand compared to a net recovery of prior write-downs of $155 thousand in the valuation allowance in 2013.  Proceeds from the sale of loans were $37 million, $55 million and $67 million in 2014, 2013 and 2012, respectively.  The volume of loan originations is inverse to rate changes with historic low rates spurring activity.  The volume of loan originations during 2014 was $37 million, $54 million in 2013, and $64 million in 2012.

Other noninterest income, excluding security net gains and gains on the sale of mortgage loans, was $8.2 million in 2014, $7.6 million in 2013 and $7.7 million in 2012.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $2.6 million in 2014, $2.8 million in 2013 and $3.4 million in 2012.  The decreases in 2014 and 2013 are primarily attributable to increased consumer awareness and regulatory pressures.  Debit card interchange income was the second largest contributor to noninterest income, excluding security gains and gains on the sale of mortgage loans.  Debit card interchange income was $2.1 million in 2014, $1.9 million in 2013 and $1.9 million in 2012.  Other income was $81 thousand in 2014, $25 thousand in 2013 and $93 thousand in 2012.  The decrease in other income during 2013 was attributable to the bank recording a loss of $100 thousand for the sale of a former branch building.

Noninterest expense increased $12 thousand in 2014 to $27.2 million, and increased $1.5 million in 2013 to $27.2 million from $25.7 million in 2012.  The decrease in salaries and benefits from $15.4 million in 2013 to $14.8 million in 2014 is attributable to additional pension expense recorded in 2013 for the 2008 termination of the defined benefit pension plan.  The number of full-time equivalent employees increased from 208 at December 31, 2013 to 215 at December 31, 2014.

The increase in salaries and benefits from $12.6 million in 2012 to $15.4 million in 2013 is attributable to a non-recurring expense of $973 thousand related to additional pension expense for the 2008 termination of the defined benefit pension plan, to normal salary and benefit increases, an increase in full-time equivalent employees and increased incentive compensation.

The number of full-time equivalent employees increased from 193 at December 31, 2012 to 208 at December 31, 2013.  The increase in the number of employees is largely due to the new branch opened in Lexington, KY during the year.  Incentive compensation expense increased $527 thousand in 2013 compared to 2012 due to the increased number of employees and the Bank achieving many of the goals as stated in the incentive compensation plan.  The largest component of occupancy expense, depreciation, increased $90 thousand to $1.3 million in 2014, and decreased $83 thousand to $1.2 million in 2013.  Building repairs and maintenance decreased $48 thousand during 2014 to $366 thousand and building and equipment rents increased $70 thousand during 2014 to $229 thousand.  The increase in rent expense is due to the branch expansion into Richmond, KY during the year and into Lexington, KY midway through the prior year.  Other noninterest expenses decreased from $10.1 million in 2012 to $8.7 million in 2013 and increased to $9.1 million in 2014.  Repossession expenses, net of rental income, increased $104 thousand in 2014 compared to 2013 to $371 thousand.  FDIC insurance increased $49 thousand in 2014 compared to 2013 due to the recent growth experienced by the Company.  Legal and professional fees increased $227 thousand from 2013 to 2014, mainly from additional professional services obtained by the Company during the year.  Amortization of core deposits was $140 thousand in 2014, compared to $215 thousand in 2013.  See Note 7 in the Company’s Consolidated Financial Statements and Notes included in Item 8 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the three-year period indicated.

	For the Year Ended Year Ended December 31
	(in thousands)
	2014	2013	2012
NON-INTEREST INCOME
Service Charges	$4,240	$4,325	$4,741
Loan Service Fee Income (Loss), net	66	202	105
Trust Department Income	979	746	663
Investment Securities Gains (Losses),net	966	967	1,835
Gains on trading assets	202	—	—
Gains on Sale of Mortgage Loans	951	1,658	2,325
Brokerage Income	554	351	240
Debit Card Interchange Income	2,119	1,947	1,868
Other	81	26	93
Total Non-interest Income	$10,158	$10,222	$11,870

NON-INTEREST EXPENSE
Salaries and Employee Benefits	$14,806	$15,387	$12,584
Occupancy Expenses	3,308	3,129	3,033
Other	9,101	8,687	10,069
Total Non-interest Expense	$27,215	$27,203	$25,686

Net Non-interest Expense as a Percentage of Average Assets	2.14%	2.33%	2.02%

Income Taxes

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the year ended December 31, 2014, the Company averaged $84.5 million in tax free securities, $5.2 million in tax free trading assets and $18.5 million in tax free loans.

For the year ended December 31, 2013, the Company averaged $79.5 million in tax free securities and $18.5 million in tax free loans.

As of December 31, 2014, the weighted average remaining maturity for the tax free securities is 130 months, while the weighted average remaining maturity for the tax free loans is 165 months.

The Company had income tax expense of $898 thousand in 2014 and $859 thousand in 2013 and $1.6 million in 2012.  This represents an effective income tax rate of 11.3% in 2014, 12.9% in 2013 and 19.0% in 2012.  The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.  In addition, the Company had additional tax credits which also contributed to the lower effective income tax rate for those years.  In 2014, the Company had tax credits totaling $555 thousand for investments made in low income housing projects which represented an increase of $197 thousand compared to similar tax credits in 2013.

Balance Sheet Review

Assets increased from $770.6 million at December 31, 2013 to $855.2 million at December 31, 2014.  Securities increased $16.5 million and outstanding loan balances increased $69.7 million during 2014.  Deposits grew $37.5 million and Federal Home Loan Bank borrowings increased $35.9 million.  Assets at year-end 2013 totaled $771 million compared to $701 million in 2012.  Loan balances increased $38.7 million in 2013.  Deposits grew $27.0 million and Federal Home Loan Bank borrowings increased $40.4 million during 2013.

Loans

Total loans (including loans held for sale) were $539 million at December 31, 2014 compared to $469 million at December 31, 2013 and $430 million at December 31, 2012.  The increases in the loan portfolio during 2014 and 2013 are attributed to improved economic conditions, an increase in demand and entering two new markets.  As of December 31, 2014 and compared to the prior year-end, commercial loans increased $12.5 million, real estate construction loans increased $5.8 million, 1-4 family residential property loans decreased $4.9 million, multi-family residential property loans increased $18.0, non-farm & non-residential property loans increased $35.0 million, agricultural loans increased $3.3 million and installment loans decreased $201 thousand.  As of the end of 2013 and compared to the prior year-end, commercial loans increased $1.5 million, real estate construction loans decreased $2.9 million, 1-4 family residential property loans increased $23.9 million, multi-family residential property loans increased $4.9 million, non-farm & non-residential property loans increased $13.4 million, agricultural loans decreased $1.8 million and installment loans decreased $377 thousand.

As of December 31, 2014, the real estate mortgage portfolio comprised 72% of total loans in both 2014 and 2013.  Of this, 1-4 family residential property represented 35% in 2014 and 58% in 2013.  Agricultural loans comprised 13% of the loan portfolio in 2014 and 14% in 2013.  Approximately 87% of the agricultural loans are secured by real estate in 2014 compared to 81% in 2013.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.  Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.  Automobile loans account for 22% in 2014 and 23% 2013 of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.

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

Loans Outstanding

	December 31 (in thousands)
	2014	2013	2012	2011	2010
Commercial	$47,185	$34,654	$33,137	$28,892	$22,840
Real Estate Construction	16,938	11,177	14,102	13,261	13,518
Real Estate Mortgage:
1-4 Family Residential	190,357	194,718	170,825	161,407	158,997
Multi-Family Residential	34,415	16,420	11,512	13,305	13,519
Non-Farm & Non-Residential	161,822	126,791	113,440	100,047	105,580
Agricultural	71,345	68,002	69,806	77,820	78,375
Installment	16,863	17,065	17,442	17,572	18,830
Other	279	158	337	324	291
Total Loans	539,204	468,985	430,601	412,628	411,950
Less Deferred Loan Fees	123	107	140	136	120
Total Loans, Net of Deferred Loan Fees	539,081	468,985	430,461	412,492	411,830
Less loans held for sale	776	223	486	625	—
Less Allowance for Loan Losses	6,012	5,441	6,047	5,842	4,925
Net Loans	532,293	463,214	423,928	406,025	406,905

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2014.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above table are netted with real estate mortgage loans on the following table.

Loan Maturities and Interest Sensitivity

	December 31, 2014 (in thousands)
	One Year	One Through	Over	Total
	or Less	Five Years	Five Years	Loans
Commercial	$21,452	$22,637	$3,096	$47,185
Real Estate Construction	7,142	4,169	5,627	16,938
Real Estate Mortgage:
1-4 Family Residential	66,450	86,604	36,404	189,458
Multi-Family Residential	1,100	22,325	10,990	34,415
Non-Farm & Non-Residential	17,971	98,980	44,871	161,822
Agricultural	21,462	46,762	3,121	71,345
Installment	6,331	9,970	562	16,863
Other	279	—	—	279
Total Loans, Net of Deferred Loan Fees	142,187	291,447	104,671	538,305
Fixed Rate Loans	22,611	72,588	99,996	195,195
Floating Rate Loans	119,576	218,859	4,675	343,110
Total Loans, Net of Deferred Loan Fees	142,187	291,447	104,671	538,305

Mortgage Banking

The Company has been in mortgage banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations decreased from $64 million in 2012 to $54 million in 2013, and decreased to $37 million in 2014.  Proceeds from the sale of loans were $37 million, $55 million and $67 million for the years 2014, 2013 and 2012, respectively.  Mortgage loans held for sale were $776 thousand at December 31, 2014 and $223 thousand at December 31, 2013.  Fixed rate residential mortgage loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.  Historically low interest rates during 2012 resulted in higher loan originations during that year. During 2013, interest rates began to slightly increase resulting in a decrease in mortgage originations and continuing through 2014.  The effect of these changes was also reflected on the income statement.  As a result, the gain on sale of mortgage loans was $951 thousand in 2014 compared to $1.7 million in 2013 and $2.3 million in 2012.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB) while retaining the servicing rights.  Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC and FHLB.  The Bank receives a servicing fee from the FHLMC and FHLB on each loan sold.  Servicing rights are capitalized based on the relative fair value of the rights and the expected life of the loan and are expensed in proportion to, and over the period of, estimated net servicing revenues.  Mortgage servicing rights were $1.2 million at December 31, 2014, $1.3 million at December 31, 2013 and $1.2 million at December 31, 2012.

Amortization of mortgage servicing rights was $405 thousand (including $20 thousand in valuation write-downs), $254 thousand (including $155 thousand in net recoveries of prior valuation write-downs) and $310 thousand (including $36 thousand in net recoveries of prior valuation write-downs) for the years ended December 31, 2014, 2013 and 2012, respectively.  See Note 4 in the Company’s 2013 Consolidated Financial Statements and Notes included in Item 8 for additional information.

Deposits

For 2014, total deposits increased $37 million to $655 million.  Noninterest bearing deposits increased $25 million, time deposits of $100 thousand and over increased $465 thousand, and other interest bearing deposits increased $12 million.  Public fund balances totaled $171 million at December 31, 2014, of which $168 million was interest bearing.

For 2013, total deposits increased $27 million to $617 million.  Noninterest bearing deposits increased $7 million, time deposits of $100 thousand and over increased $4 million, and other interest bearing deposits increased $15 million.  Public fund balances totaled $156 million at December 31, 2013, of which $153 million was interest bearing).

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2014:

Maturity of Time Deposits of $100,000 or More

At December 31, 2014
(in thousands)
Maturing 3 Months or Less	$17,126
Maturing over 3 Months through 6 Months	22,087
Maturing over 6 Months through 12 Months	24,053
Maturing over 12 Months	33,463
Total	$96,729

Borrowings

The Company utilizes both long and short term borrowings.  Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2014, $93.8 million was borrowed from FHLB, an increase of $35.9 million from December 31, 2013.  Throughout 2014, the Bank borrowed $225 million in short-term funds from the FHLB.  As of December 31, 2014, $10 million in short-term borrowings from the FHLB were outstanding.  Also, during 2014, the Bank borrowed $38.7 million in longer-term advances and paid down $12.7 million in long term advances from prior years.  These advances each have an original maturity of more than 1 year.  The increase in long-term advances is attributed to funding the growth in the Banks’ loan portfolio and strategically locking in long-term funding with historically low interest rates.

In 2013, the Bank borrowed $47.7 million in long-term advances from the FHLB and paid down $7.3 million in long-term advances.  The Bank borrowed $217.5 million in short-term borrowings during 2013 and had no outstanding short-term advances as of December 31, 2013.  The following table depicts relevant information concerning our short term borrowings.

Short Term Borrowings

	As of and for the year ended
	December 31 (in thousands)
	2014	2013	2012

Federal Funds Purchased:
Balance at Year end	$—	$—	$—
Average Balance During the Year	777	1,313	159
Maximum Month End Balance	7,952	12,530	2,691
Year end rate	0.00%	0.00%	0.00%
Average annual rate	0.28%	0.49%	0.26%
Repurchase Agreements:
Balance at Year end	$12,457	$12,867	$3,815
Average Balance During the Year	12,270	9,646	3,848
Maximum Month End Balance	13,788	13,198	5,034
Year end rate	0.75%	0.73%	0.22%
Average annual rate	0.76%	0.68%	0.27%
Other Borrowed Funds:
Balance at Year end	$10,000	$—	$500
Average Balance During the Year	—	164	995
Maximum Month End Balance	10,000	500	1,300
Year end rate	0.14%	0.00%	3.25%
Average annual rate	0.14%	3.25%	3.25%

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  The other required payments under such commitments at December 31, 2014 are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

Federal Home Loan Bank advances	$93,785	$20,956	$21,267	$25,782	$25,780
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	182,643	119,427	43,975	19,226	15
Lease payments on premises	1,279	168	311	293	507

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

The Company discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless reasons for delinquency are documented such as the loan being well collateralized and in the process of collection.  A loan remains in a non-accrual status until factors indicating doubtful collection no longer exist.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at market rates.  Other real estate is recorded at fair  value less estimated costs to sell.  A summary of the components of nonperforming assets, including several ratios using period-end data, is shown as follows.

Nonperforming Assets

	At December 31 (in thousands)
	2014	2013	2012	2011	2010
Non-accrual Loans	$6,577	$2,974	$7,024	$6,017	$12,479
Accruing Loans which are Contractually past due 90 days or more	24	554	841	398	706
Restructured Loans	6,138	6,901	7,227	1,104	—
Total Nonperforming Loans	12,739	10,429	15,092	7,519	13,185
Other Real Estate	4,604	3,379	4,168	8,296	8,424
Total Nonperforming Assets	$17,343	$13,808	$19,260	$15,815	$21,609
Total Nonperforming Loans as a Percentage of Loans (including loans held for sale) (1)	2.36%	2.22%	3.51%	1.83%	3.20%
Total Nonperforming Assets as a Percentage of Total Assets	2.03%	1.79%	2.75%	2.40%	3.28%
Allowance to nonperforming assets	0.35%	0.39%	0.31%	0.37%	0.23%

(1)  Net of deferred loan fees

Total nonperforming assets at December 31, 2014 were $17.3 million compared to $13.8 million at December 31, 2013 and $19.3 million at December 31, 2012.  The increase from 2013 to 2014 is credited to increases in non-accrual loans and other real estate.  The decrease from 2012 to 2013 is credited to decreases in non-accrual loan balances.  Total other real estate properties totaled $4.6 million at December 31, 2014, of which $730 thousand is income producing property.  Total nonperforming loans were $12.7 million, $10.4 million, and $15.1 million at December 31, 2014, 2013 and 2012, respectively.  The increase in non-accrual loan balances from December 31, 2013 to December 31, 2014 was mostly attributed to one customer who had total non-accrual balances of $4.0 million at December 31, 2014.  Total loan charge offs in 2014 were $1.3 million.  The decrease in non-accrual loan balances from December 31, 2012 to December 31, 2013 was mostly attributed to one loan which had a non-accrual balance of $3.0 million at December 31, 2012.  During 2013, payments of $2.4 million were received on this loan and $578 thousand was charged-off.  This loan had a specific allocated loan loss reserve of $503 thousand at December 31, 2012.  Total loan charge offs in 2013 were $2.3 million.  The amount of lost interest on our non-accrual loans was $271 thousand for 2014 and $131 thousand for 2013.  At December 31, 2014, loans currently performing but which management believes requires special attention were $20.8 million, with 26% being 1-4 family residential, 25% being non-farm & non-residential and 37% being agricultural.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2014 were $13.8 million compared to $13.5 million in 2013 and $19.2 million in 2012.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 4 in the Company’s 2012 Consolidated Financial Statements and Notes included in Item 8 herein.

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

Additional factors considered by management in determining impairment and non-accrual status include payment status, collateral value, availability of current financial information, and the probability of collecting all contractual principal and interest payments.  At December 31, 2014, impaired loans totaling $11.7 million had specific impairment allocations of $998 thousand.  The remaining $2.1 million in impaired loans did not have a specific impairment allocation.  At December 31, 2013, impaired loans totaling $9.1 million had specific impairment allocations of $712 thousand.  The remaining $4.4 million in impaired loans did not have a specific impairment allocation.

The allowance for loan losses on impaired loans is determined using one of two methods.  Either the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $998 thousand, $712 thousand and $1.5 million on December 31, 2014, 2013 and 2012, respectively.

Kentucky Bank has a “Problem Loan Committee” that meets at least monthly to review problem loans, including past dues and non-performing loans, and other real estate.  When analyzing the problem loans and the loan quality as of December 31, 2014, the following factors have been considered:

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

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year Ended December 31 (in thousands)
	2014	2013	2012	2011	2010
Balance at Beginning of Year	$5,441	$6,047	$5,842	$4,925	$7,600
Amounts Charged-off:
Commercial	258	12	21	36	24
Real Estate Construction	—	578	74	143	1,236
Real Estate Mortgage:
1-4 Family Residential	274	262	1,090	659	2,009
Multi-Family Residential	42	161	88	178	1,336
Non-Farm & Non-Residential	—	99	126	333	1,498
Agricultural	8	109	15	27	83
Consumer	758	1,083	921	1,170	607
Total Charged-off Loans	1,340	2,304	2,335	2,546	6,793
Recoveries on Amounts Previously Charged-off:
Commercial	—	28	24	74	43
Real Estate Construction	14	23	19	—	—
Real Estate Mortgage
1-4 Family Residential	59	63	38	15	35
Multi-Family Residential	57	113	1	144	—
Non-Farm & Non-Residential	368	18	1	14	706
Agricultural	27	24	9	15	17
Consumer	436	379	398	751	67
Total Recoveries	961	648	490	1,013	868
Net Charge-offs	379	1,656	1,845	1,533	5,925
Provision for Loan Losses	950	1,050	2,050	2,450	3,250
Balance at End of Year	6,012	5,441	6,047	5,842	4,925
Total Loans (1)
Average	494,966	444,589	418,049	408,135	418,531
At December 31	539,081	468,878	429,975	411,866	411,830
As a Percentage of Average Loans (1):
Net Charge-offs	0.08%	0.37%	0.44%	0.38%	1.42%
Provision for Loan Losses	0.19%	0.24%	0.49%	0.60%	0.78%
Allowance as a Percentage of Year-end Loans (1)	1.12%	1.16%	1.41%	1.42%	1.20%
Beginning Allowance as a Multiple of Net Charge-offs	14.4	3.7	3.2	3.2	1.3
Ending Allowance as a Multiple of Nonperforming Assets	0.35	0.39	0.31	0.37	0.23

(1)  Net of deferred loan fees and includes loans held for sale

Loans are typically charged-off when the collection of principal is considered doubtful, and would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2014 was $950 thousand compared to $1.1 million in 2013 and $2.1 million in 2012.  Net charge-offs were $379 thousand in 2014, $1.7 million in 2013 and $1.8 million in 2012.  Net charge-offs to average loans were 0.08%, 0.37% and 0.44% in 2014, 2013 and 2012, respectively.  The loan loss provision decreased $100 thousand from 2013 to 2014 and decreased $1.0 million from 2012 to 2013.  The provision for 2014 is lower than 2013 and 2012 due to better loan quality and less net charge-offs.  The allowance for loan losses increased $571 thousand from December 31, 2013 to December 31, 2014.  The increase in the allowance for loan losses was largely related to four loans which became impaired during 2014 which resulted in $469 thousand being added to the allowance for loan losses. In addition, the growth in the Banks’ loan portfolio contributed to the increase in the allowance for loan losses as well.  Further, as our loan quality improves and expected charge-off loan balances decrease, the needed allowance for loan losses based on these measures calculated by management decreased.

In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.  The decline in the economy over the past few years has resulted in more loan losses, higher loan loss provisions and declining loan quality numbers, compared to prior years.  At December 31, 2014, the allowance for loan losses was 1.12% of loans outstanding compared to 1.16% at year-end 2013 and 1.41% at year-end 2012.  Management believes the allowance for loan losses at the end of 2014 is adequate to cover probable incurred credit losses within the portfolio.

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

Allowance for Loan Losses (in thousands)

	2014	2013	2012	2011	2010

Commercial	$410	$280	$250	$342	$264
Real Estate Construction	400	358	918	1,008	758
Real Estate Mortgage:
1-4 Family Residential	2,145	2,535	2,421	2,258	1,850
Multi-family Residential	562	327	414	336	168
Non-farm & Non-residential	800	664	628	604	917
Agricultural	1,125	678	845	720	296
Consumer	570	599	571	574	675
Total	6,012	5,441	6,047	5,842	4,928

	2014		2013		2012		2011		2010
Loans (in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Commercial	$47,185	8.77%	$34,654	7.39%	$33,137	7.71%	$28,892	7.01%	$22,840	5.55%
Real Estate Construction	16,938	3.15%	11,177	2.38%	14,102	3.28%	13,261	3.22%	13,518	3.28%
Real Estate Mortgage:
1-4 Family Residential	189,458	35.20%	194,388	41.50%	170,199	39.58%	160,645	39.01%	158,877	38.58%
Multi-family Residential	34,415	6.39%	16,420	3.50%	11,512	2.68%	13,305	3.23%	13,519	3.28%
Non-farm & Non-residential	161,822	30.06%	126,791	27.05%	113,440	26.38%	100,047	24.29%	105,580	25.64%
Agricultural	71,345	13.25%	68,002	14.51%	69,806	16.23%	77,820	18.89%	78,375	19.03%
Consumer	16,863	3.13%	17,065	3.64%	17,442	4.06%	17,572	4.27%	18,830	4.57%
Other	279	0.05%	158	0.03%	337	0.08%	324	0.08%	291	0.07%
Total, Net (1)	538,305	100.00%	468,655	100.00%	429,975	100.00%	411,866	100.00%	411,830	100.00%

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2014	2013
Unused lines of credit	$88,741	$85,655
Commitments to make loans	6,178	3,482
Letters of credit	441	554

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 2.75% to 5.00% with maturities ranging from 1 to 30 years and are intended to be sold.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2014 increased $4.4 million to $70.9 million.  Stockholders’ equity, excluding accumulated other comprehensive income, was $77.2 million at December 31, 2014.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Peoples acquisition in 2006 and the Kentucky First acquisition in 2003.  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	At December 31 (in thousands)
	2014	2013	Change
Stockholders’ Equity (1)	$77,151	$72,799	4,352
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	13,234	13,331	(97)
Tier I Capital	70,917	66,468	4,449
Allowance for Loan Losses	6,087	5,516	571
Other	12	9	3
Tier II Capital	6,099	5,525	574
Total Capital	77,016	71,993	5,023
Total Risk Weighted Assets	590,098	510,900	79,198
Ratios:
Tier I Capital to Risk-weighted Assets	12.0%	13.0%	(1.0)%
Total Capital to Risk-weighted Assets	13.1%	14.1%	(1.0)%
Leverage	8.7%	8.8%	(0.1)%

(1)  Excluding accumulated other comprehensive income/loss.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions.  The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate.  The categories vary from “well capitalized” to “critically undercapitalized”.  A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2014, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

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

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $230.4 million at December 31, 2013 to $246.9 million at December 31, 2014.   Federal funds sold totaled $398 thousand at December 31, 2014 and $510 thousand at December 31, 2013.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of December 31, 2014 and 2013, the Company held no adjustable rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2014.

Securities Available for Sale and Trading Assets at Fair Value

Investment Securities (at fair value)

	At December 31 (in thousands)
	2014	2013	2012
Available for Sale
U.S. government agencies	$60,586	$69,286	$48,831
States and political subdivisions	89,281	90,183	82,607
Mortgage-backed
Fixed -
GNMA, FNMA, FHLMC Passthroughs	43,072	55,299	47,950
GNMA, FNMA, FHLMC CMO’s	53,626	15,339	13,087
Total mortgage backed	96,698	70,638	61,037
Equity Securities	296	289	305
Total	$246,861	$230,396	$192,780
Trading Assets	$5,370	—	—

Maturity Distribution of Securities Available for Sale

	December 31, 2014 (in thousands)
		Over One	Over Five		Asset
		Year	Years		Backed
	One Year	Through	Through	Over Ten	& Equity
	or Less	Five Years	Ten Years	Years	Securities	Total
Available for Sale
U.S. government agencies	$—	$9,334	$44,418	$6,834	$—	$60,586
States and political subdivisions	41	1,054	34,946	53,240	—	89,281
Mortgage-backed	—	—	—	—	96,698	96,698
Equity Securities	—	—	—	—	296	296
Total	41	10,388	79,364	60,074	96,994	246,861
Percent of Total	0.1%	4.2%	32.1%	24.3%	39.3%	100.0%
Weighted Average Yield (1)	0.91%	1.75%	2.71%	4.84%	2.32%	3.03%

(1)     Tax Equivalent yield

Trading assets totaling $5.3 million are generally held for a short period of time before being sold.

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits.  As of December 31, 2014 the projected net interest income percentages are within the Board of Directors limits.  Please note that at in the current low interest rate environment, many rates cannot decline 100 basis points.  Therefore, the projected net interest income changes below as of December 31, 2014 for a declining rate environment are not as relevant.  The projected net interest income report summarizing the Company’s interest rate sensitivity as of December 31, 2014 and 2013 is as follows:

Projected Net Interest Income (December 31, 2014)

		Level
	-100	Rates	+100	+300
Rate Change:
Year One (1/15 - 12/15)
Net interest income	$26,674	$27,318	$27,386	$27,336
Net interest income dollar change	$(643)	$—	$69	$18
Net interest income percentage change	-2.4%	N/A	0.3%	0.7%
Limitation on % Change	>-6.0%	N/A	>-4.0%	>-10.0%

Projected Net Interest Income (December 31, 2013)

		Level
	-100	Rates	+100	+300
Rate Change:
Year One (1/14 - 12/14)
Net interest income	$24,965	$25,786	$26,067	$26,056
Net interest income dollar change	$(820)	$—	$282	$270
Net interest income percentage change	-3.2%	N/A	1.1%	1.0%
Limitation on % Change	>-6.0%	N/A	>-4.0%	>-10.0%

The numbers in 2014 are comparable to 2013.  In 2014, year one reflected an increase in net interest income of 0.3% compared to 1.1% projected increase from 2013 with a 100 basis point increase.  The 300 basis point increase in rates reflected a 0.7% increase in net interest income in 2014 compared to a 1.0% increase in 2013.  The 100 point decrease in rates reflected a 2.4% decrease in net interest income in 2014 compared to a 3.2% decrease in 2013.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Total securities maturing within one year along with cash and cash equivalents totaled $17.2 million at December 31, 2014.  Additionally, securities available-for-sale with maturities greater than one year totaled $246.8 million at December 31, 2014.  The available for sale securities are available to meet liquidity needs on a continuing basis.  In addition, trading assets totaled $5.4 million at December 31, 2014.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.  In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.  At December 31, 2014 these balances totaled $96.7 million, approximately 15% of total deposits.

The Company also relies on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  We have sufficient collateral to borrow an additional $55 million from the Federal Home Loan Bank at December 31, 2014.  In addition, as of December 31, 2014, $31 million is available in overnight borrowing through various correspondent banks and the Company has access to $281 million in brokered deposits.

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

Liquidity Ratios

	December 31
	2014	2013	2012
Average Loans (including loans held for sale)/Average Deposits	79.6%	74.3%	74.5%
Average Securities sold under agreements to repurchase and other borrowings/Average Assets	2.5%	2.5%	1.8%

This chart shows that the loan to deposit ratio increased in 2014 and slightly decreased in 2013.  The increase in the ratio in 2014 compared to 2013 is attributed to loan growth exceeding deposit growth.

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

The Company’s 2014 consolidated financial statements have been audited by Crowe Horwath LLP, an independent registered public accounting firm.  Management has made available to Crowe Horwath LLP all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to Crowe Horwath LLP during the audit were valid and appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Kentucky Bancshares, Inc.

Paris, Kentucky

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP
Crowe Horwath LLP

Louisville, Kentucky

March 20, 2015

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

CONSOLIDATED BALANCE SHEETS

December 31

	2014	2013
ASSETS
Cash and due from banks	$16,770,880	$22,350,487
Federal funds sold	398,000	510,000
Cash and cash equivalents	17,168,880	22,860,487
Interest bearing time deposits	1,280,000	300,000
Securities available for sale	246,860,871	230,396,296
Trading Assets	5,370,177	—
Mortgage loans held for sale	776,109	223,250
Loans	538,305,272	468,654,972
Allowance for loan losses	(6,012,175)	(5,440,720)
Net loans	532,293,097	463,214,252

Federal Home Loan Bank stock	5,981,000	6,730,600
Real estate owned, net	4,603,587	3,378,958
Bank premises and equipment, net	16,479,555	16,708,962
Interest receivable	3,298,631	3,617,673
Mortgage servicing rights	1,208,727	1,343,887
Goodwill	13,116,710	13,116,710
Other intangible assets	177,000	316,760
Other assets	6,594,780	8,371,008

Total assets	$855,209,124	$770,578,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$176,743,135	$152,052,558
Time deposits, $250,000 and over	52,912,913	50,468,672
Other interest bearing	425,212,913	414,879,202
Total deposits	654,868,961	617,400,432
Repurchase agreements and other borrowings	12,457,285	12,867,341
Short-term Federal Home Loan Bank advances	10,000,000	—
Long-term Federal Home Loan Bank advances	83,784,615	57,846,833
Subordinated debentures	7,217,000	7,217,000
Interest payable	641,830	735,859
Other liabilities	8,297,674	6,838,880
Total liabilities	777,267,365	702,906,345

Commitments and contingent liabilities	—	—

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,720,098 and 2,717,434 shares issued and outstanding in 2014 and 2013	12,662,320	12,569,979
Retained earnings	64,488,435	60,228,702
Accumulated other comprehensive income (loss)	791,004	(5,126,183)
Total stockholders’ equity	77,941,759	67,672,498

Total liabilities and stockholders’ equity	$855,209,124	$770,578,843

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

	2014	2013	2012
Interest income
Loans, including fees	$23,857,272	$22,934,826	$23,360,430
Securities
Taxable	2,611,814	2,179,857	1,561,085
Tax exempt	2,811,530	2,742,349	2,982,158
Trading Assets	167,698	—	—
Other	282,465	310,756	329,238
	29,730,779	28,167,788	28,232,911
Interest expense
Deposits	2,038,085	2,282,033	2,504,425
Repurchase agreements and other borrowings	95,498	79,469	43,526
Federal Home Loan Bank advances	1,392,321	862,631	922,771
Subordinated debentures	229,662	231,638	244,918
	3,755,566	3,455,771	3,715,640
Net interest income	25,975,213	24,712,017	24,517,271
Provision for loan losses	950,000	1,050,000	2,050,000
Net interest income after provision for loan losses	25,025,213	23,662,017	22,467,271

Other income
Service charges	4,240,180	4,324,986	4,740,500
Loan service fee income (loss), net	65,551	202,091	105,490
Trust department income	979,046	745,973	662,548
Securities gains, net	965,985	967,454	1,834,839
Gain on trading assets, net	202,479	—	—
Gain on sale of mortgage loans	950,722	1,658,226	2,325,468
Brokerage income	554,015	350,544	239,980
Debit card interchange income	2,118,580	1,947,394	1,868,283
Other	81,336	24,976	92,864
	10,157,894	10,221,644	11,869,972
Other expenses
Salaries and employee benefits	14,806,347	15,387,011	12,583,775
Occupancy expenses	3,307,558	3,129,413	3,033,060
Repossession expenses, net	370,550	266,805	1,735,764
FDIC insurance	535,438	486,380	572,752
Legal and professional fees	1,066,750	839,423	689,362
Data processing	1,351,017	1,346,325	1,186,622
Debit card expenses	1,004,551	955,113	884,445
Amortization	139,759	214,973	233,736
Advertising and marketing	826,582	824,980	744,456
Taxes other than payroll, property and income	851,092	875,029	842,568
Telephone	341,134	268,304	301,111
Postage	321,456	303,260	296,798
Loan fees	346,245	398,464	587,351
Other	1,946,227	1,907,310	1,994,208
	27,214,706	27,202,790	25,686,008
Income before income taxes	7,968,401	6,680,871	8,651,235
Provision for income taxes	897,683	858,997	1,643,673

Net income	$7,070,718	$5,821,874	$7,007,562

Earnings per share:
Basic	$2.60	$2.15	$2.59
Diluted	2.60	2.15	2.59

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Loss)

Years Ended December 31

	2014	2013	2012
Net income	$7,070,718	$5,821,874	$7,007,562

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	9,931,420	(13,289,258)	2,612,889
Reclassification of realized amount	(965,985)	(967,454)	(1,834,839)
Net change in unrealized gain (loss) on securities	8,965,435	(14,256,712)	778,050
Less: Tax impact	3,048,248	(4,847,282)	264,537

Other comprehensive income (loss)	5,917,187	(9,409,430)	513,513

Comprehensive income (loss)	$12,987,905	$(3,587,556)	$7,521,075

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balances, January 1, 2011	2,716,805	$12,447,832	$52,735,535	$3,769,734	$68,953,101

Common stock issued including tax benefit, net (including stock grants of 6,955 shares and employee gifts of 34 shares)	5,634	1,026	—	—	1,026
Stock compensation expense	—	92,683	—	—	92,683
Common stock purchased and retired	(2,745)	(12,553)	(43,996)	—	(56,549)
Other Comprehensive Income	—	—	—	513,513	513,513
Net income	—	—	7,007,562	—	7,007,562
Dividends declared - $0.92 per share	—	—	(2,502,676)	—	(2,502,676)
Balances, December 31, 2012	2,719,694	$12,528,988	$57,196,425	$4,283,247	$74,008,660

Common stock issued including tax benefit, net (including stock grants of 5,615 shares and employee gifts of 49 shares)	6,758	462	—	—	462
Stock compensation expense	—	82,115	—	—	82,115
Common stock purchased and retired	(9,018)	(41,586)	(176,619)	—	(218,205)
Other Comprehensive Income	—	—	—	(9,409,430)	(9,409,430)
Net income	—	—	5,821,874	—	5,821,874
Dividends declared - $0.96 per share	—	—	(2,612,978)	—	(2,612,978)
Balances, December 31, 2013	2,717,434	$12,569,979	$60,228,702	$(5,126,183)	$67,672,498

Common stock issued including tax benefit, net (including stock grants of 7,475 shares and employee gifts of 74 shares)	7,159	1,971	—	—	1,971
Stock compensation expense	—	111,031	—	—	111,031
Common stock purchased and retired	(4,495)	(20,661)	(90,186)	—	(110,847)
Other Comprehensive Income (Loss)	—	—	—	5,917,187	5,917,187
Net income	—	—	7,070,718	—	7,070,718
Dividends declared - $1.00 per share	—	—	(2,720,799)	—	(2,720,799)
Balances, December 31, 2014	2,720,098	$12,662,320	$64,488,435	$791,004	$77,941,759

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2014	2013	2012
Cash flows from operating activities
Net income	$7,070,718	$5,821,874	$7,007,562
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,830,441	1,664,975	1,822,714
Provision for loan losses	950,000	1,050,000	2,050,000
Securities amortization, net	638,322	844,962	1,587,182
Securities (gains) losses, net	(965,985)	(967,454)	(1,834,839)
Net change in trading assets	(5,370,177)	—	—
Originations of loans held for sale	(37,042,912)	(53,578,104)	(64,419,001)
Proceeds from sale of loans	37,440,775	55,498,925	66,884,024
Gain on sale of mortgage loans	(950,722)	(1,658,226)	(2,325,468)
Stock based compensation expense	111,031	82,115	92,683
Losses (gain) on disposal of fixed assets	(2,175)	99,625	(13,742)
Losses (gain) on other real estate	(146,413)	(43,213)	179,873
Changes in:
Interest receivable	319,042	328,805	105,414
Write-downs of other real estate, net	144,100	63,302	990,570
Other assets	1,506,140	(3,249,889)	(2,035,285)
Interest payable	(94,029)	126,095	(352,764)
Other liabilities	(1,589,454)	4,700,176	2,174,250
Net cash from operating activities	3,848,702	10,783,968	11,913,173

Cash flows from investing activities
Net change in interest bearing time deposits	(980,000)	—	—
Purchases of securities	(127,326,127)	(141,135,109)	(135,155,986)
Proceeds from sales of securities	73,984,876	38,088,640	59,050,719
Proceeds from principal payments and maturities of securities	46,169,775	51,296,426	64,769,877
Net change in loans	(73,304,166)	(40,807,996)	(22,219,911)
Proceeds from redemption of Federal Home Loan Bank Stock	749,600	—	—
Purchases of bank premises and equipment	(1,056,026)	(1,494,072)	(1,348,567)
Proceeds from sale of other real estate	2,053,005	1,311,582	5,224,277
Proceeds from sale of bank premises and equipment	2,175	258,133	16,800
Net cash from investing activities	(79,706,888)	(92,482,396)	(29,662,791)

Cash flows from financing activities
Net change in deposits	37,468,529	26,975,848	47,500,706
Net change in repurchase agreements and other borrowings	(410,056)	9,051,957	591,858
Net change in short-term advances from Federal Home Loan Bank	10,000,000	—	—
Long-term advances from Federal Home Loan Bank	38,666,000	47,660,000	—
Payments on long-term Federal Home Loan Bank advances	(12,728,219)	(7,262,099)	(12,877,297)
Payments on note payable	—	(500,000)	(800,000)
Proceeds from issuance of common stock, including options and grants, including tax benefits	1,971	462	1,026
Purchase of common stock	(110,847)	(218,205)	(56,549)
Dividends paid	(2,720,799)	(2,612,978)	(2,502,676)
Net cash from financing activities	70,166,579	73,094,985	31,857,068

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2014	2013	2012
Net change in cash and cash equivalents	$(5,691,607)	$(8,603,443)	$14,107,450

Cash and cash equivalents at beginning of year	22,860,487	31,463,930	17,356,480

Cash and cash equivalents at end of year	$17,168,880	$22,860,487	$31,463,930

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$3,849,595	$3,329,676	$4,068,404
Income taxes	1,200,000	1,475,000	1,300,000

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$3,275,321	$471,500	$2,266,875

See accompanying notes.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the Company), its wholly-owned subsidiaries, Kentucky Bank (the Bank) and KBI Insurance Company, Inc., a captive insurance subsidiary, and the Bank’s wholly-owned subsidiary, KB Special Assets Unit, LLC.  Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:  The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliot, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and adjoining counties in Kentucky.  As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC).  The Company, a bank holding company, is regulated by the Federal Reserve.  KBI Insurance Company, Inc., a captive insurance subsidiary, is regulated by the state of Nevada Division of Insurance.

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

Interest Bearing Time Deposits:  Interest bearing time deposits in other financial institutions have original maturities between one and three years and are carried at cost.

Securities:  The Company is required to classify its securities portfolio into one of three categories:  trading securities, securities available for sale and securities held to maturity.  Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category.  The Company has no investments classified as held to maturity.  Securities available for sale and trading securities are carried at fair value. Unrealized holding gains and losses for securities which are classified as available for sale are reported in other comprehensive income, net of deferred tax.  Unrealized holding gains and losses for securities which are classified as trading securities are reported in other income.

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

Loans Held for Sale:  Loans held for sale are valued at the lower of cost or fair value as determined by outstanding commitments from investors or current secondary market prices, calculated on the aggregate loan basis.  The Company also provides for any losses on uncovered commitments to lend or sell.  Loans are generally sold with servicing rights retained but with some exceptions.

Loans:  Loans that management has the intent and ability to hold for the forseeable future or until maturity are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest income on loans is recognized on the accrual basis except for those loans on a nonaccrual status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful.  Interest income on real estate mortgage (1-4 family residential and multi-family residential) and consumer loans is discontinued at the time the loan is 90 days delinquent, and interest income on real estate construction, non-farm and non-residential mortgage, agricultural and commercial loans is discontinued at the time the loan is 120 days delinquent, unless the loan is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  Recorded investment is the outstanding loan balance, excluding accrued interest receivable.

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

From time to time, the Company will charge-off a portion of impaired and non-performing loans.  Loans that meet the criteria under ASU 310 are evaluated individually for impairment.  Management considers payment status, collateral value, availability of current financial information for the borrower and guarantor, actual and expected cash flows, and probability of collecting amounts due.  If a loan’s collection status is deemed to be collateral dependent or foreclosure is imminent, the loan is charged down to the fair value of the collateral, less selling costs.  In circumstances where the loan is not deemed to be collateral dependent, but we believe, after completing our evaluation process, that probable loss has been incurred, we will provide a specific allocation on that loan.

At December 31, 2014, loans totaling $153 thousand (net of partial charge-offs) had partial charge-offs of $45 thousand.  At December 31, 2013, loans totaling $660 thousand (net of partial charge-offs) had partial charge-offs of $143 thousand.  These loans are classified as impaired and are generally on non-accrual status.

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

Concentration of Credit Risk:  Most of the Company’s business activity is with customers located within Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and surrounding counties located in Kentucky.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties.

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

As of December 31, 2014, the allowance for loan losses related to loans collectively evaluated for impairment is $5,014,000.  The amount attributable to the recent historical actual net average is $4,474,000, leaving $540,000 attributable to qualitative factors.  As of December 31, 2013, the allowance for loan losses related to loans collectively evaluated for impairment is $4,729,000.  The amount attributable to the recent historical actual net loss average is $4,213,000, leaving $516,000 attributable to qualitative factors.  The amount related to qualitative factors increased $24,000 from December 31, 2013 to December 31, 2014.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors for non-classified loans and a migration analysis for classified loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties and has been granted a concession, are considered troubled debt restructurings and classified as impaired.

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

A “portfolio segment” is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.  The Company has identified the following portfolio segments:  commercial, real estate construction, real estate mortgage (1-4 family residential, multi-family residential, and non-farm & non-residential), agricultural, consumer (credit cards and other consumer) and other (overdrafts).

Commercial:  These loans to businesses do not have real estate as the underlying collateral.  Instead of real estate, collateral could be business assets such as equipment or accounts receivable or the personal guarantee of one or more guarantors.  These loans generally present a higher level of risk than loans secured by commercial real estate because in the event of default by the borrower, the business assets must be liquidated and/or guarantors pursued for deficit funds.  Business assets are worth more while they are in use to produce income for the business and worth significantly less if the business is no longer in operation.

Real estate construction:  Real estate construction consist of loans secured by real estate for additions or alterations to existing structures, as well as constructing new structures.  They include fixed and floating rate loans.  Real estate construction loans generally present a higher level of risk than loans secured by 1-4 family residential real estate primarily because of the length of the construction period and the potential change in prices of construction materials.

Real Estate Mortgage:

1-4 family residential:  Loans secured by 1-4 family residential real estate represent the lowest risk of loans for the Company.  They include fixed and floating rate loans as well as loans for commercial purposes or consumer purposes.  Borrowers with loans in this category, whether for commercial or consumer purposes, tend to make their payments timely as they do not want to risk foreclosure and loss of property.

Multifamily residential:  Loans secured by multifamily residential real estate consist primarily of loans secured by apartment buildings and can be either fixed or floating rate loans.  Multi-family residential real estate loans generally present a higher level of risk than loans secured by 1-4 family residential real estate because the borrower’s repayment ability typically comes from rents from tenants.  Local economic and employment fluctuations impact rent rolls and potentially the borrower’s repayment ability.

Non-farm & non-residential:  Loans secured by non-farm non-residential real estate consist of loans secured by commercial real estate that is not owner occupied.  These loans generally consist of loans collateralized by property whereby rents received from commercial tenants of the borrower are the source of repayment.   These loans generally present a higher level of risk than loans secured by owner occupied commercial real estate because repayment risk is expanded to be dependent on the success of multiple businesses which are paying rent to the borrower.  If multiple businesses fail due to deteriorating economic conditions or poor business management skills, the borrower may not have enough rents to cover their monthly payment.  Repayment risk is also increased depending on the level of surplus available commercial lease space in the local market area.

Agricultural:  These loans to agricultural businesses do not have real estate as the underlying collateral.  Instead of real estate, collateral could be assets such as equipment or accounts receivable or the personal guarantee of one or more guarantors.  These loans generally present a higher level of risk than loans secured by real estate because in the event of default by the borrower, the assets must be liquidated and/or guarantors pursued for deficit funds.  Farm assets are worth more while they are in use to produce income and worth significantly less if the farm is no longer in operation.

Consumer:  Consumer loans are generally loans to borrowers for non-business purposes.  They can be either secured or unsecured.  Consumer loans are generally small in the individual amount of principal outstanding and are repaid from the borrower’s private funds earned from employment.  Consumer lending risk is very susceptible to local economic trends.  If there is a consumer loan default, any collateral that may be repossessed is generally not well maintained and has a diminished value.  For this reason, consumer loans tend to have higher overall interest rates to cover the higher cost of repossession and charge-offs.  However, due to their smaller average balance per borrower, consumer loans are collectively evaluated for impairment in determining the appropriate allowance for loan losses.

Other:  All other loan types are aggregated together for credit risk evaluation due to the varying nature but small number of the remaining types of loans in the Company’s loan portfolio.  Loans in this segment include but are not limited to overdrafts.  Due to their smaller balance, other loans are collectively evaluated for impairment in determining the appropriate allowance for loan losses.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $470,800, $456,452, and $415,727 for the years ended December 31, 2014, 2013 and 2012 and are included in loan service fee income in the income statement.  Late fees and ancillary fees related to loan servicing are not material.

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

Investments in Limited Partnerships:  Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits.  The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments.  These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet.  These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable.  The investment recorded at December 31, 2014 was $4.0 million and $4.2 million at December 31, 2013, respectively, and is included with other assets in the balance sheet.

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

Goodwill and Intangible Assets:  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Adoption of New Accounting Standards

ASU 2014-1, Investments-Equity Method and Joint Ventures (Topic 323) — Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB amended existing guidance to eliminate the effective yield election and to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Disclosures for a change in accounting principle are required upon transition.  The amendments in this standard should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method before the date of adoption of this standard may continue to apply it for preexisting investments. Early adoption is permitted.  The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure

In January 2014, the FASB amended existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.  Amendments in this standard can be applied using a modified retrospective or prospective transition method. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement was $0 at both December 31, 2014 and 2013.

NOTE 3 — SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2014 and 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2014
U. S. government agencies	$61,721,469	$1,331	$(1,136,740)	$60,586,060
States and municipals	86,322,227	3,233,870	(274,768)	89,281,329
Mortgage-backed - residential	97,348,684	267,475	(918,266)	96,697,893
Equity securities	270,000	25,589	—	295,589
Total	$245,662,380	$3,528,265	$(2,329,774)	$246,860,871

2013
U. S. government agencies	$73,930,275	$51,000	$(4,695,333)	$69,285,942
States and municipals	91,043,216	1,613,981	(2,473,566)	90,183,631
Mortgage-backed - residential	72,919,750	43,956	(2,325,919)	70,637,787
Equity securities	270,000	18,936	—	288,936
Total	$238,163,241	$1,727,873	$(9,494,818)	$230,396,296

The amortized cost and fair value of securities at December 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value
Due in one year or less	$39,983	$41,053
Due after one year through five years	10,466,972	10,388,114
Due after five years through ten years	79,460,009	79,364,278
Due after ten years	58,076,732	60,073,944
	148,043,696	149,867,389
Mortgage-backed - residential	97,348,684	96,697,893
Equity	270,000	295,589

Total	$245,662,380	$246,860,871

Trading assets totaling $5.3 million are excluded from securities available for sale and consist primarily of municipal securities and are generally held for a minimal time period.

Proceeds from sales of securities during 2014, 2013 and 2012 were $73,984,876 $38,088,640 and $59,050,719.  Gross gains of $1,366,284, $967,454 and $1,834,839 and gross losses of $400,299, $0 and $0, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $328,934, $328,934 and $623,845, respectively.

Securities with an approximate carrying value of $231,513,000 and $212,724,000 at December 31, 2014 and 2013, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year end 2014 and 2013 not recognized in income are as follows:

2014

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$12,527,691	$(176,585)	$45,066,658	$(960,155)	$57,594,349	$(1,136,740)
States and municipals	5,011,681	(26,826)	9,737,756	(247,942)	14,749,437	(274,768)
Mortgage-backed - residential	46,684,921	(571,673)	18,746,559	(346,593)	65,431,480	(918,266)

Total temporarily impaired	$64,224,293	$(775,084)	$73,550,973	$(1,554,690)	$137,775,266	$(2,329,774)

2013

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$57,203,132	$(3,812,603)	$8,117,270	$(882,730)	$65,320,402	$(4,695,333)
States and municipals	32,288,713	(2,105,793)	2,879,347	(367,773)	35,168,060	(2,473,566)
Mortgage-backed - residential	62,125,854	(2,325,919)	—	—	62,125,854	(2,325,919)

Total temporarily impaired	$151,617,699	$(8,244,315)	$10,996,617	$(1,250,503)	$162,614,316	$(9,494,818)

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

At December 31, 2014, twenty-five U.S. government agency securities have unrealized losses with aggregate depreciation of 1.9% from their amortized cost, thirty-one mortgage-backed securities have an unrealized loss with depreciation of 1.3% from their amortized cost basis, and twenty seven states and municipals have unrealized losses with aggregate depreciation of 1.8% from their amortized cost basis.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  The Company believes there is no other than temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 - LOANS

Loans at year-end were as follows:

	2014	2013
Commercial	$47,184,681	$34,653,869
Real estate construction	16,938,022	11,176,919
Real estate mortgage:
1-4 family residential	189,458,304	194,387,543
Multi-family residential	34,415,293	16,420,429
Non-farm & non-residential	161,821,521	126,791,109
Agricultural	71,344,589	68,002,303
Consumer	16,863,459	17,064,948
Other	279,403	157,852

	$538,305,272	$468,654,972

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2014, 2013 and 2012 (in thousands):

December 31, 2014

	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$230	$258	$—	$367	$339
Real estate Construction	358	—	14	74	446
Real estate mortgage:
1-4 family residential	2,169	274	59	(125)	1,829
Multi-family residential	427	42	57	53	495
Non-farm & non-residential	564	—	368	(119)	813
Agricultural	578	8	27	401	998
Consumer	548	239	67	144	520
Other	51	519	369	131	32
Unallocated	516	—	—	24	540
	$5,441	$1,340	$961	$950	$6,012

December 31, 2013

	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$150	$12	$28	$64	$230
Real estate Construction	918	578	23	(5)	358
Real estate mortgage:
1-4 family residential	1,989	262	63	379	2,169
Multi-family residential	414	161	113	61	427
Non-farm & non-residential	628	99	18	17	564
Agricultural	845	109	24	(182)	578
Consumer	517	460	35	456	548
Other	54	623	344	276	51
Unallocated	532	—	—	(16)	516
	$6,047	$2,304	$648	$1,050	$5,441

December 31, 2012

	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$192	$21	$24	$(45)	$150
Real estate Construction	1,008	74	19	(35)	918
Real estate mortgage:
1-4 family residential	2,257	1,090	38	784	1,989
Multi-family residential	336	88	1	165	414
Non-farm & non-residential	410	126	1	343	628
Agricultural	721	15	9	130	845
Consumer	524	424	64	353	517
Other	50	497	334	167	54
Unallocated	344	—	—	188	532
	$5,842	$2,335	$490	$2,050	$6,047

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2,027,176 and $2,302,435) in loans by portfolio segment and based on impairment method as of December 31, 2014 and December 31, 2013 (in thousands):

As of December 31, 2014

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$339	$339
Real estate construction	—	446	446
Real estate mortgage:
1-4 family residential	56	1,773	1,829
Multi-family residential	94	401	495
Non-farm & non-residential	136	677	813
Agricultural	712	286	998
Consumer	—	520	520
Other	—	32	32
Unallocated	—	540	540
	$998	$5,014	$6,012
Loans:
Commercial	$—	$47,185	$47,185
Real estate construction	—	16,938	16,938
Real estate mortgage:
1-4 family residential	2,098	187,360	189,458
Multi-family residential	264	34,151	34,415
Non-farm & non-residential	2,958	158,864	161,822
Agricultural	8,479	62,866	71,345
Consumer	—	16,863	16,863
Other	—	279	279
	$13,799	$524,506	$538,305

As of December 31, 2013

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$230	$230
Real estate construction	—	358	358
Real estate mortgage:
1-4 family residential	228	1,941	2,169
Multi-family residential	76	351	427
Non-farm & non-residential	110	454	564
Agricultural	298	280	578
Consumer	—	548	548
Other	—	51	51
Unallocated	—	516	516
	$712	$4,729	$5,441
Loans:
Commercial	$—	$34,654	$34,654
Real estate construction	—	11,177	11,177
Real estate mortgage:
1-4 family residential	2,873	191,515	194,388
Multi-family residential	274	16,146	16,420
Non-farm & non-residential	2,716	124,075	126,791
Agricultural	7,673	60,329	68,002
Consumer	—	17,065	17,065
Other	—	158	158
	$13,536	$455,119	$468,655

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	1,618	1,618	—	1,147	25	25
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	—	—	—	552	—	—
Agricultural	442	442	—	2,696	29	29
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Real estate mortgage
1-4 family residential	480	480	56	990	18	18
Multi-family residential	264	264	94	284	5	5
Non-farm & non-residential	2,958	2,958	136	3,173	115	115
Agricultural	8,037	8,037	712	5,341	116	116
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$13,799	$13,799	$998	$14,183	$308	$308

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	824	793	—	1,217	28	28
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	1,650	803	—	1,471	81	81
Agricultural	2,912	2,826	—	2,802	123	123
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	607	—	—
Real estate mortgage
1-4 family residential	2,080	2,080	228	1,349	96	96
Multi-family residential	274	274	76	443	3	3
Non-farm & non-residential	1,913	1,913	110	1,938	79	79
Agricultural	4,847	4,847	298	4,864	287	287
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$14,500	$13,536	$712	$14,691	$697	$697

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	640	—	—
Real estate mortgage:
1-4 family residential	2,272	2,243	—	1,322	75	75
Multi-family residential	—	—	—	41	—	—
Non-farm & non-residential	2,775	2,008	—	1,756	158	158
Agricultural	2,657	2,657	—	1,432	275	275
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	3,035	3,035	503	2,020	111	111
Real estate mortgage:
1-4 family residential	1,367	1,367	109	976	57	57
Multi-family residential	311	311	147	225	12	12
Non-farm & non-residential	2,175	2,175	150	1,189	104	104
Agricultural	5,388	5,388	549	4,024	252	252
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$19,980	$19,184	$1,458	$13,625	$1,044	$1,044

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Nonaccrual loans secured by real estate make up 99.6% of the total nonaccruals.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$25	$—	$—
Real estate construction	142	—	—
Real estate mortgage:
1-4 family residential	1,390	23	480
Multi-family residential	264	—	—
Non-farm & non-residential	380	—	1,829
Agricultural	4,371	—	3,829
Consumer	5	1	—
Other	—	—	—

Total	$6,577	$24	$6,138

As of December 31, 2013

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,171	314	493
Multi-family residential	275	—	—
Non-farm & non-residential	803	—	1,878
Agricultural	717	232	4,530
Consumer	8	8	—
Other	—	—	—

Total	$2,974	$554	$6,901

The following tables present the aging of the recorded investment in past due and non-accrual loans as of December 31, 2014 and 2013 by class of loans (in thousands):

2014

	30—59	60—89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$92	$—	$—	$25	$117	$47,068
Real estate construction	—	—	—	142	142	16,796
Real estate mortgage:
1-4 family residential	1,531	232	23	1,390	3,176	186,282
Multi-family residential	—	131	—	264	395	34,020
Non-farm & non-residential	67	—	—	380	447	161,375
Agricultural	7	11	—	4,371	4,389	66,956
Consumer	130	25	1	5	161	16,702
Other	—	—	—	—	—	279

Total	$1,827	$399	$24	$6,577	$8,827	$529,478

2013

	30—59	60—89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$49	$—	$—	$—	$49	$34,605
Real estate construction	175	—	—	—	175	11,002
Real estate mortgage:
1-4 family residential	1,981	1,285	314	1,171	4,751	189,637
Multi-family residential	—	—	—	275	275	16,145
Non-farm & non-residential	503	—	—	803	1,306	125,485
Agricultural	155	—	232	717	1,104	66,898
Consumer	102	27	8	8	145	16,920
Other	—	—	—	—	—	158

Total	$2,965	$1,312	$554	$2,974	$7,805	$460,850

Troubled Debt Restructurings:

At December 31, 2014 and 2013, the Company had a recorded investment in troubled debt restructurings of $6.1 million and $6.9 million.  The Company has allocated $369 thousand and $428 thousand in reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014 and 2013.  The Company has not committed to lend additional amounts as of December 31, 2014 and 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ending December 31, 2014 and 2013, no loans were modified that met the definition of troubled debt restructurings.  Prior to January 1, 2013, the terms of certain loans were modified as troubled debt restructurings.  Two loans were modified during 2012 which met the definition of troubled debt restructurings.  The modifications of the terms of such loans were to interest only payments for a 1 year term and lower interest rates.

Loans classified as troubled debt restructurings increased the allowance for loan losses by $369 thousand and $428 and resulted in no charge offs during the periods ending December 31, 2014 and 2013.  For the years ending December 31, 2014, 2013 and 2012, no loans modified as troubled debt restructurings had defaulted on payment.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following tables present the risk category of loans by class of loans, based on the most recent analysis performed, as of December 31, 2014 and 2013 (in thousands):

2014

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$45,602	$1,307	$275	$—
Real estate construction	15,529	1,267	142	—
Real estate mortgage:
1-4 family residential	176,791	5,439	7,068	160
Multi-family residential	33,990	—	425	—
Non-farm & non-residential	154,857	5,178	1,787	—
Agricultural	58,110	7,653	5,581	—

Total	$484,879	$20,844	$15,278	$160

2013

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$32,771	$1,587	$296	$—
Real estate construction	9,660	1,517	—	—
Real estate mortgage:
1-4 family residential	176,553	10,346	7,489	—
Multi-family residential	14,392	1,579	449	—
Non-farm & non-residential	120,195	5,327	1,269	—
Agricultural	56,713	7,297	3,992	—

Total	$410,284	$27,653	$13,495	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $6,000 at December 31, 2014 and $16,000 at December 31, 2013.

Non-consumer loans with an outstanding balance less than $200,000 are evaluated similarly to consumer loans.  Loan performance is evaluated based on delinquency status.  Both are reviewed at least quarterly and credit quality grades are updated as needed.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2014 and 2013.  An analysis of the activity with respect to all director and executive officer loans is as follows (in thousands):

	2014	2013

Balance, beginning of year	$1,288	$3,858
New loans	977	45
Effect of changes in composition of related parties	—	(2,070)
Repayments	(559)	(545)

Balance, end of year	$1,706	$1,288

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $188,337,000 and $186,288,000 at December 31, 2014 and 2013.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $763,000 and $578,000 at December 31, 2014 and 2013.

Activity for mortgage servicing rights and the related valuation allowance follows:

	2014	2013	2012

Servicing Rights:
Beginning balance	$1,343,887	$1,152,436	$834,675
Additions	270,088	445,812	627,999
Amortization	(385,248)	(409,361)	(346,238)
Change in valuation allowance	(20,000)	155,000	36,000

Ending balance	$1,208,727	$1,343,887	$1,152,436

Valuation Allowance:
Beginning balance	$59,000	$214,000	$250,000
Additions expensed	34,000	73,000	92,000
Reductions credited to operations	14,000	228,000	128,000

Ending balance	$79,000	$59,000	$214,000

The fair value of servicing rights was $1.6 million and $1.7 million at year-end 2014 and 2013.  Fair value at year-end 2014 was determined using a discount rate of 12.0%, prepayment speeds ranging from 7.9% to 35.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.  Fair value at year-end 2013 was determined using a discount rate of 12.0%, prepayment speeds ranging from 7.0% to 23.5%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 6.3 years.  Estimated amortization expense for each of the next five years is:

2015	$316,000
2016	246,000
2017	184,000
2018	134,000
2019	98,000

NOTE 5 - REAL ESTATE OWNED

Activity in real estate owned was as follows:

	Twelve Months Ended
	2014	2013

Beginning of year	$3,378,958	$4,168,356
Additions	3,275,321	542,273
Sales	(1,992,132)	(1,475,565)
Additions to valuation allowance, net	(144,100)	(63,302)
Recovery from sale in valuation allowance	85,540	207,196

End of period	$4,603,587	$3,378,958

Activity in the valuation allowance was as follows:

	2014	2013	2012

Beginning of year	$1,524,308	$1,668,202	$1,331,420
Additions to valuation allowance, net	144,100	63,302	990,570
Recovery from sale	(85,540)	(207,196)	(653,788)
End of year	$1,582,868	$1,524,308	$1,668,202

Expenses related to foreclosed assets include:

	2014	2013	2012

Net loss (gain) on sales	$(146,413)	$(43,213)	$179,873
Additions to valuation allowance, net	144,100	63,302	990,570
Operating expenses (receipts), net of rental income	226,450	203,503	745,194
Repossession expense, net	370,550	266,805	1,735,764

End of year	$224,137	$223,592	$1,915,637

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2014	2013

Land and buildings	$20,235,827	$19,937,331
Furniture and equipment	16,790,975	16,056,371
	37,026,802	35,993,702

Less accumulated depreciation	(20,547,247)	(19,284,740)

	$16,479,555	$16,708,962

Depreciation expense was $1,285,433, $1,195,641 and $1,278,740 in 2014, 2013, and 2012.

Certain premises, not included in premises and equipment above, are leased under operating leases.  Minimum rental payments are as follows:

2015	$167,738
2016	167,738
2017	143,428
2018	145,580
2019	147,397
Thereafter	507,542
$1,279,423

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

	2014	2013	2012
Beginning of year	$13,116,710	$13,116,710	$13,116,710
Acquired goodwill	—	—	—
Impairment	—	—	—

End of year	$13,116,710	$13,116,710	$13,116,710

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

Our annual impairment analysis as of December 31, 2014 and 2013 indicated that the Step 2 analysis was not necessary.  If needed, Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Acquired intangible assets were as follows at year-end:

	2014		2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$2,530,102	$2,353,102	$2,530,102	$2,213,342

Aggregate amortization expense was $139,760, $214,973 and $233,736 for 2014, 2013 and 2012.

Estimated amortization expense for each of the next five years:

2015	$121,000
2016	56,000
2017	—
2018	—
2019	—

NOTE 8 - DEPOSITS

Time deposits of $250,000 or more were $52,912,913 and $50,468,672 at year-end 2014 and 2013, respectively.

At December 31, 2014, the scheduled maturities of time deposits for the next five years are as follows:

2015	$119,427,009
2016	31,626,467
2017	12,348,228
2018	11,934,075
2019	7,292,559

Certain directors and executive officers of the Company and companies in whom they have beneficial ownership are deposit customers of the Bank. The amount of these deposits was approximately $6,652,000 and $5,878,000 at December 31, 2014 and 2013.

NOTE 9 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government securities with a carrying amount of $12,457,285 and $12,867,341 at year-end 2014 and 2013.

Repurchase agreements range in maturities from 1 day to 65 months.  The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement.  Information concerning repurchase agreements for 2014, 2013 and 2012 is summarized as follows:

	2014	2013	2012

Average daily balance during the year	$12,269,626	$9,645,729	$3,847,580
Average interest rate during the year	0.76%	0.68%	0.27%
Maximum month-end balance during the year	$13,787,684	$13,197,530	$5,033,965
Weighted average interest rate at year end	0.75%	0.73%	0.22%

At December 31, 2013 the Company had a $5 million revolving promissory note which matured July 27, 2014.  The Company renewed this note with similar terms as the original note with a maturity date of July 26, 2015.  The Company has no outstanding balances related to this promissory note at December 31, 2014.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

	2014	2013

Long Term Advances
Maturities range from August 2015 through March 2030, fixed rates from 1.00% to 7.23%, averaging 1.87% in 2014 and 2.22% in 2013	$83,784,615	$57,846,833

Short Term Advances
One advance which matures in January 2015 and has a fixed rate of 0.14%	$10,000,000	—

Advances are paid either on a monthly basis or at maturity.  All advances require a prepayment penalty, and are secured by the FHLB stock and substantially all first mortgage residential, multi-family and farm real estate loans.

Scheduled principal payments due on advances during the years subsequent to December 31, 2014 are as follows:

2015	$20,955,803
2016	8,566,968
2017	12,700,223
2018	15,451,953
2019	10,329,413
Thereafter	25,780,255

$93,784,615

NOTE 11 — SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”).  The Trust issued $217,000 of common securities to the Company and $7,000,000 of trust preferred securities as part of a pooled offering of such securities.  The Company issued $7,217,000 subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust.  The debentures paid interest quarterly at 7.06% for the first 5 years.  Starting September 2008, the rate converted to three-month LIBOR plus 3.00% adjusted quarterly, which was 3.26% at year-end 2014.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

NOTE 12 - INCOME TAXES

Income tax expense was as follows:

	2014	2013	2012

Current	$853,819	$900,288	$1,962,873
Deferred	43,864	(41,291)	(319,200)

	$897,683	$858,997	$1,643,673

Year-end deferred tax assets and liabilities were due to the following.  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2014	2013

Deferred tax assets
Allowance for loan losses	$2,069,640	$1,875,345
Other real estate owned	538,175	518,265
Nonaccrual loan interest	29,542	117,991
Accrued pension	319,314	330,783
Accrued expenses	161,500	214,880
Unrealized loss on securities	—	2,640,761
Other	76,427	71,566

Deferred tax liabilities
Unrealized gain on securities	(407,487)	—
Bank premises and equipment	(1,189,944)	(1,061,101)
FHLB stock	(1,193,642)	(1,343,242)
Prepaid expenses	(281,930)	(78,914)
Mortgage servicing rights	(410,968)	(456,922)
Core deposit intangibles	(60,180)	(103,360)
Low income housing investments	(166,844)	(148,470)
Other	(138,175)	(140,042)

Net deferred tax asset (liability)	$(654,572)	$2,437,540

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2014	2013	2012

U. S. federal income tax rate	34.0%	34.0%	34.0%
Changes from the statutory rate
Tax-exempt interest income	(14.7)	(16.8)	(13.8)
Historic and low income tax credits	(7.0)	(5.4)	(2.1)
Insurance captive	(1.8)	—	—
Non-deductible interest expense related to carrying tax-exempt investments	0.4	0.5	0.4
Other	0.4	0.6	0.5

	11.3%	12.9%	19.0%

Federal income tax laws provided the First Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $441,000 liability at December 31, 2014.  The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve.  However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $441,000 would be recorded as expense.

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2014 and 2013.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2011.

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2014	2013	2012

Basic Earnings Per Share
Net income	$7,070,718	$5,821,874	$7,007,562
Weighted average common shares outstanding	2,720,838	2,704,606	2,705,456
Basic earnings per share	$2.60	$2.15	$2.59

Diluted Earnings Per Share
Net income	$7,070,718	$5,821,874	$7,007,562
Weighted average common shares outstanding	2,720,838	2,704,606	2,705,456
Add effect of dilutive shares	—	3,980	2,146
Weighted average common shares outstanding including dilutive shares	2,720,838	2,708,586	2,707,602
Diluted earnings per share	$2.60	$2.15	$2.59

Stock options of 12,625 shares common stock from 2014, 19,100 shares common stock from 2013 and 28,460 shares common stock from 2012 were excluded from diluted earnings per share because their impact was antidilutive.  Stock grants of 0 shares common stock from 2014, 0 shares common stock from 2013 and 585 shares common stock from 2012 were excluded from diluted earnings per share because their impact was antidilutive.

NOTE 14 - RETIREMENT PLAN

The Company has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision.  Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors.  Expense recognized in connection with the plan was $729,139, $776,939 and $695,831 in 2014, 2013 and 2012.

NOTE 15 - STOCK BASED COMPENSATION

The Company has four share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $111,031, $82,115, and $92,683 for 2014, 2013 and 2012.  The total income tax benefit was $0, $0, and $0.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses various assumptions.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  No options were granted in 2014, 2013 or 2012.

Summary of activity in the stock option plan for 2014 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	19,100	$31.50
Granted	—	—
Forfeited or expired	(6,475)	33.05
Exercised	—	—
Outstanding, end of year	12,625	$30.46	4.9 months	$—
Vested and expected to vest	12,625	$30.46	4.9 months	$—
Exercisable, end of year	12,625	$30.46	4.9 months	$—

Options outstanding at year-end 2014 were as follows:

		Outstanding		Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

From $29.50 to $31.00 per share	12,625	4.9	30.46	12,625	30.46

As of December 31, 2014, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, as of December 31, 2014 neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 7,475 shares issued during 2014 and 6,065 shares issued during 2013.  There were 390 shares forfeited during 2014 and 225 shares forfeited during 2013.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2014	15,565	$280,016	$17.99
Granted	7,475	181,194	24.24
Vested	(4,956)	(87,769)	17.71
Forfeited	(390)	(7,855)	20.14
Nonvested at December 31, 2014	17,694	$365,586	$20.66

As of December 31, 2014, there was $265,061 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.9 years.  The total grant-date fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $87,769, $88,177 and $54,535.  The vesting-date fair value of shares vested during 2014, 2013 and 2012 is immaterially different when compared to the grant-date fair value.  As of December 31, 2014, the restricted stock grant plan allows for additional restricted stock share awards of up to 5,385 shares.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were no shares issued during 2014 and 900 shares were issued during 2013.  There were no shares forfeited during 2014 or 2013.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2014	900	$20,880	$23.20
Granted	—	—	—
Vested	180	(4,176)	23.20
Forfeited	—	—	—
Nonvested at December 31, 2014	720	$16,704	$23.20

As of December 31, 2014 there was $13,224 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.2 years.  The total grant-date fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $4,176, $0 and $0.  The vesting date fair value of shares vested during 2014, 2013 and 2012 is immaterially different when compared to the grant-date fair value.  As of December 31, 2014, the restricted stock grant plan allows for additional restricted stock share awards of up to 149,100 shares.

NOTE 16 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years.  During 2015 the Bank could, without prior approval, declare dividends on any 2015 net profits retained to the date of the dividend declaration plus $4,993,000.

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

The Company used the following methods and significant assumptions to estimate the fair value:

Securities Available for Sale and Trading Assets:  The fair values for investment securities and trading assets are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

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

(In thousands)

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government agencies	$60,586	$—	$60,586	$—
States and municipals	89,281	—	89,281	—
Mortgage-backed - residential	96,698	—	96,698	—
Equity securities	296	296	—	—
Trading Assets	5,370	5,370	—
Total	$252,231	$5,666	$246,565	$—

(In thousands)

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government agencies	$69,286	$—	$69,286	$—
States and municipals	90,183	—	90,183	—
Mortgage-backed - residential	70,638	—	70,638	—
Equity securities	289	289	—	—
Total	$230,396	$289	$230,107	$—

There were no transfers between level 1 and level 2 during 2014 or 2013.

Assets measured at fair value on a non-recurring basis are summarized below:

(In thousands)

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real Estate Mortgage:
Multi-family residential	169	—	—	169
Non-farm & non-residential	366	—	—	366
Agricultural	3,729	—	—	3,729

Other real estate owned, net:
Residential	1,670	—	—	1,670
Loan servicing rights	516	—	—	516

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.2 million, with a valuation allowance of $587 thousand at December 31, 2014.  During 2014, three new loans became impaired resulting in an additional provision for loan losses of $427 thousand.  The total allowance for specific impaired loans increased $287 thousand for the year ending December 31, 2014.  At December 31, 2013, impaired loans had a net carrying amount of $1.9 million, with a valuation allowance of $284 thousand, resulting in an additional provision for loan losses of $253 thousand for the year ending December 31, 2013.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $1.7 million, which is made up of the outstanding balance of $3.3 million, net of a valuation allowance of $1.6 million at December 31, 2014.  Write-downs of other real estate totaled $144 thousand for the year ending December 31, 2014.  At December 31, 2013, other real estate owned had a net carrying amount of $1.4 million, which is made up of the outstanding balance of $2.9 million, net of a valuation allowance of $1.5 million at December 31, 2013. Write-downs of other real estate netted to a recovery of $63 thousand for the year ending December 31, 2013.

Certain impaired loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $516 thousand, which is made up of the outstanding balance of $595 thousand, net of a valuation allowance of $79 thousand at December 31, 2014.  Total write-downs, net of recoveries, for the loan servicing rights totaled $20 thousand for the year ending December 31, 2014.  At December 31, 2013, impaired loan servicing rights were carried at their fair value of $201 thousand, which is made up of the outstanding balance of $260 thousand, net of a valuation allowance of $51 thousand at December 31, 2013.  Net Recoveries for prior write-downs were recorded in the amount of $155 thousand for the year ending December 31, 2013.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

December 31, 2014

				Range
	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
Multi-family residential	169	sales comparison	adjustment for differences between the comparable sales	10%-10% (10%)
Non-farm & non-residential	366	sales comparison	adjustment for differences between the comparable sales	0%-0% (0%)
Agricultural	3,729	sales comparison	adjustment for differences between the comparable sales	5%-53% (43%)
Other real estate owned:
Residential	1,670	sales comparison	adjustment for differences between the comparable sales	0%-48% (11%)
		income approach	capitalization rate	8%-10% (9%)
Loan Servicing Rights	516	discounted cash flow	constant prepayment rates	8%-35% (11%)

December 31, 2013

				Range
	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	1,420	sales comparison	adjustment for differences between the comparable sales	0%-99% (14%)
Multi-family residential	199	sales comparison	adjustment for differences between the comparable sales	12%-32% (22%)
Non-farm & non-residential	36	sales comparison	adjustment for differences between the comparable sales	0%-61% (31%)
Agricultural	275	sales comparison	adjustment for differences between the comparable sales	5%-44% (20%)
Other real estate owned:
Residential	1,361	sales comparison	adjustment for differences between the comparable sales	0%-33% (4%)
		income approach	capitalization rate	8%-8% (8%)
Loan Servicing Rights	201	discounted cash flow	constant prepayment rates	7%-23% (10%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2014 and December 31, 2013 are as follows:

December 31, 2014:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$17,169	$17,169	$—	$—	$17,169
Interest bearing deposits	1,280	1,280	—	—	1,280
Securities	246,861	296	246,565	—	246,861
Trading Assets	5,370	5,370	—	—	5,370
Mortgage loans held for sale	776	—	782	—	782
Loans, net	532,293	—	—	535,213	535,213
FHLB Stock	5,981	—	—	—	N/A
Interest receivable	3,299	—	1,274	2,025	3,299
Financial liabilities
Deposits	$654,869	$470,912	$185,429	$—	$656,341
Securities sold under agreements to repurchase and other borrowings	12,457	—	12,620	—	12,620
FHLB advances	93,785	—	88,373	—	88,373
Subordinated Debentures	7,217	—	—	7,209	7,209
Interest payable	642	—	633	9	642

December 31, 2013:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$22,860	$22,860	$—	$—	$22,860
Interest bearing deposits	300	300	—	—	—
Securities	230,396	289	230,107	—	230,396
Mortgage loans held for sale	223	—	229	—	229
Loans, net	463,214	—	—	459,796	459,796
FHLB Stock	6,731	—	—	—	N/A
Interest receivable	3,618	—	1,315	2,303	3,618
Financial liabilities
Deposits	$617,400	$428,239	$191,523	$—	$619,762
Securities sold under agreements to repurchase and other borrowings	12,867	—	13,013	—	13,013
FHLB advances	57,847	—	52,220	—	52,220
Subordinated Debentures	7,217	—	—	7,217	7,217
Interest payable	736	—	727	9	736

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:  Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  The methods for determining the fair values for securities were described previously.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads).  The method used to determine the fair value of loans does not necessarily represent an exit price.  Fair value of debt is based on current rates for similar financing.

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	2014	2013

Unused lines of credit	$88,740,793	$85,654,871
Commitments to make loans	6,177,898	3,481,833
Letters of credit	441,376	554,000

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 2.75% to 5.00% with maturities ranging from 1 to 30 years.

NOTE 19 — CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2014 and 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
		For Capital			Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
2014
Consolidated
Total Capital (to Risk-Weighted Assets)	$77,016	13.1%	$47,208	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	70,917	12.0	23,604	4	N/A	N/A
Tier I Capital (to Average Assets)	70,917	8.7	32,497	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$74,575	12.6%	$47,184	8%	$58,980	10%
Tier I Capital (to Risk-Weighted Assets)	68,476	11.6	23,592	4	35,388	6
Tier I Capital (to Average Assets)	68,476	8.4	32,442	4	40,553	5

2013
Consolidated
Total Capital (to Risk-Weighted Assets)	$71,993	14.1%	$40,872	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	66,468	13.0	20,436	4	N/A	N/A
Tier I Capital (to Average Assets)	66,468	8.8	30,079	4	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$70,827	13.9%	$40,859	8%	$51,073	10%
Tier I Capital (to Risk-Weighted Assets)	65,302	12.8	20,429	4	30,644	6
Tier I Capital (to Average Assets)	65,302	8.7	30,070	4	37,588	5

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31

	2014	2013
	(In Thousands)
ASSETS
Cash on deposit with subsidiaries	$1,561	$1,008
Investment in subsidiaries	83,162	73,507
Securities available for sale	20	20
Other assets	475	364

Total assets	$85,218	$74,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Subordinated debentures	$7,217	$7,217
Notes payable	—	—
Other Liabilities	59	9
Stockholders’ equity
Preferred stock	—	—
Common stock	12,662	12,570
Retained earnings	64,489	60,229
Accumulated other comprehensive income (loss)	791	(5,126)
Total liabilities and stockholders’ equity	$85,218	$74,899

Condensed Statements of Income and Comprehensive Income (Loss)

Years Ended December 31

	2014	2013	2012
	(In Thousands)
Income
Dividends from subsidiary	$4,100	$3,800	$4,200
Interest income	—	—	—
Total income	4,100	3,800	4,200

Expenses
Interest expense	230	238	277
Other expenses	385	123	112
Total expenses	615	361	389

Income before income taxes and equity in undistributed income of subsidiary	3,485	3,439	3,811

Applicable income tax benefits	209	123	132

Income before equity in undistributed income of subsidiary	3,694	3,562	3,943

Equity in undistributed income of subsidiaries	3,377	2,260	3,065

Net income	7,071	5,822	7,008

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	6,555	8,770)	1,723
Reclassification of realized amount	(638)	(639)	(1,210)

Net change in unrealized gain (loss) on securities	5,917	(9,409)	513

Comprehensive income (loss)	$12,988	$(3,587)	$7,521

Condensed Statements of Cash Flows

Years Ended December 31

	2014	2013	2012
	(In Thousands)
Cash flows from operating activities
Net income	$7,071	$5,822	$7,008
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiary	(3,377)	(2,260)	(3,065)
Change in other assets	(109)	11	(1)
Change in other liabilities	50	—	(1)
Net cash from operating activities	3,635	3,573	3,941

Cash flows from investing activities
Investment in captive insurance subsidiary	(250)	—	—
Net cash from investing activities	(250)	—	—

Cash flows from financing activities
Payments on note payable	—	(500)	(800)
Dividends paid	(2,721)	(2,613)	(2,503)
Proceeds from issuance of common stock	—	—	1
Purchase of common stock	(111)	(217)	(56)
Net cash from financing activities	(2,832)	(3,330)	(3,358)

Net change in cash	553	243	583

Cash at beginning of year	1,008	765	182

Cash at end of year	$1,561	$1,008	$765

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted

2014
First quarter	$7,283	$6,349	$1,772	$0.66	$0.66
Second quarter	7,405	6,479	1,904	0.70	0.70
Third quarter	7,483	6,538	1,720	0.63	0.63
Fourth quarter	7,560	6,609	1,675	0.61	0.61

2013
First quarter	$6,956	$6,134	$1,709	$0.63	$0.63
Second quarter	6,837	6,021	1,785	0.66	0.66
Third quarter	7,105	6,245	1,367	0.51	0.51
Fourth quarter	7,270	6,312	961	0.35	0.35

The Company recorded an additional $973 thousand non-recurring expense during the fourth quarter of 2013 for pension expense related to the 2008 termination of the defined benefit plan.

NOTE 22 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax, for the years ending December 31, 2014 and 2013:

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	2014	2013

Beginning Balance	$(5,126,183)	$4,283,247

Unrealized holding gains (losses) for the period, net of tax	6,554,737	(8,770,910)

Reclassification adjustment for:

Securities gains realized in income	(965,985)	(967,454)
Income taxes	(328,435)	(328,934)
	(637,550)	(638,520)

Net current period other comprehensive income	5,917,187	(9,409,430)

Ending balance	$791,004	$(5,126,183)

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the years ending December 31, 2014 and 2013:

December 31, 2014

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$(965,985)	Securities gains, net

	328,435	Provision for income taxes

	(637,550)	Net of tax

December 31, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$(967,454)	Securities gains, net

	328,934	Provision for income taxes

	(638,520)	Net of tax

NOTE 23 — Pending Acquisition

On January 21, 2015, Kentucky Bancshares, Inc., the parent company of Kentucky Bank, and Madison Financial Corporation, the parent company of Madison Bank, jointly announced that they entered into an agreement and plan of share exchange in which Kentucky Bancshares will acquire Madison in a common-for-common share exchange transaction.

Under the terms of the Agreement, Kentucky Bancshares will exchange for each issued and outstanding share of Madison common stock 1.1927 shares of Kentucky Bancshares common stock, subject to potential adjustments at closing.  Based on Kentucky Bancshares’ 20 trading day average common stock price of $27.25 per share, as of January 16, 2015, assuming no exchange ratio adjustments, the transaction is valued at approximately $7.2 million with a per share value of $32.50 for each share of Madison common stock.  The transaction is subject to Madison shareholder approval and customary regulatory approvals and is expected to close either in the second or third quarter of 2015.

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

(2)              Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S.generally accepted accounting principles, and that Company’s receipts and expenditures are being made only in accordance with the authorization of Company’s management and members of the Company’s Board of Directors; and

(3)              Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, uses or dispositions of Company assets that could have a material effect on the Company’s financial statements.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014.  Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control — Integrated Framework.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Set forth below is information about our executive officers who do not serve as Directors, including their business experience for at least the past five years and their ages as of March 20, 2015.

Name	Age	Position with the Company

James B. Braden	36

Senior Vice President, Chief Administrative Officer since 2013. Director of Risk Management from 2010 to 2012. Previously a Senior Manager at a national public accounting firm serving financial institutions.

Brenda S. Bragonier	58	Senior Vice President, Director of Marketing since 1999.
Carol Caskey	57	Senior Vice President, Director of Human Resources since 2011. Previously an Associate Relations Consultant at a national health insurance carrier.
Gregory J. Dawson	54	Senior Vice President, Chief Financial Officer since 1989.
James L. Elliott	68	Senior Vice President, Director of Wealth Management and Market President since 2013. Previously a Senior Vice President and Group Director of private financial services for a financial institution.
Norman J. Fryman	65	Executive Vice President, Chief Credit Officer since 2010. Director of Sales and Service from 2004 to 2009.
Christopher Gorley	44	Senior Vice President, Director of Operations since 2013. Previously a Vice President and Chief Operations Officer with a community bank.
William Hough	60	Senior Vice President, Director of Sales and Service since 2011. Previously a Market President from 2006 to 2010.

The remaining information required by Item 10 is hereby incorporated by reference under the headings “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 — Election of Directors” from the Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 27, 2015, which will be filed with the Commission on or about April 15, 2015, pursuant to Regulation 14A (“2013 Proxy Statement”).

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation of Named Executive Officers” in the 2015 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference under the heading “Stock Ownership of Directors and Executive Officers” in the 2015 Proxy Statement.  See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference under the headings “Corporate Governance” and “Transactions with Related Persons” in the 2015 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference under the heading “Fees of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement.

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
March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 20, 2015
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 20, 2015
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford, IV	March 20, 2015
Buckner Woodford, IV, Chairman of the Board, Director

/s/B. Proctor Caudill, Jr.,	March 20, 2015
B. Proctor Caudill, Jr., Director

/s/Henry Hinkle	March 20, 2015
Henry Hinkle, Director

/s/Theodore Kuster	March 20, 2015
Theodore Kuster, Director

/s/Betty J. Long	March 20, 2015
Betty J. Long, Director

/s/Ted McClain	March 20, 2015
Ted McClain, Director

/s/Edwin S. Saunier	March 20, 2015
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 20, 2015
Robert G. Thompson, Director

/s/Woodford Van Meter	March 20, 2015
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

10.6                        Agreement and Plan of Share Exchange dated as of January 21, 2015 between (i) Madison Financial Corporation and (ii) Kentucky Bancshares, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January, 26, 2015.

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

101*                    The following financial information from Kentucky Bancshares, Inc. Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on March 20, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.

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