Form 10-Q
period 2015-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2015-05-13
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of Common Stock outstanding as of April 30, 2015:  2,725,648.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (unaudited)

(in thousands, except per share data)

	3/31/2015	12/31/2014
Assets
Cash and due from banks	$14,844	$16,771
Federal funds sold	222	398
Cash and cash equivalents	15,066	17,169
Interest bearing time deposits	1,280	1,280
Securities available for sale	249,476	246,861
Trading Assets	5,409	5,370
Mortgage loans held for sale	940	776
Loans	538,644	538,305
Allowance for loan losses	(5,920)	(6,012)
Net loans	532,724	532,293
Federal Home Loan Bank stock	5,981	5,981
Real estate owned, net	4,219	4,603
Bank premises and equipment, net	16,343	16,479
Interest receivable	3,570	3,299
Mortgage servicing rights	1,227	1,209
Goodwill	13,117	13,117
Other intangible assets	146	177
Other assets	7,023	6,595
Total assets	$856,521	$855,209

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$185,424	$176,743
Time deposits, $250,000 and over	57,856	52,913
Other interest bearing	417,534	425,213
Total deposits	660,814	654,869
Repurchase agreements and other borrowings	12,121	12,457
Federal funds purchased	2,148	—
Short-term Federal Home Loan Bank advances	—	10,000
Long-term Federal Home Loan Bank advances	86,950	83,785
Subordinated debentures	7,217	7,217
Interest payable	602	642
Other liabilities	6,960	8,297
Total liabilities	776,812	777,267

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,725,609 and 2,720,098 shares issued and outstanding on March 31, 2015 and December 31, 2014	12,693	12,662
Retained earnings	65,288	64,489
Accumulated other comprehensive income	1,728	791
Total stockholders’ equity	79,709	77,942
Total liabilities & stockholders’ equity	$856,521	$855,209

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	3/31/2015	3/31/2014
INTEREST INCOME:
Loans, including fees	$6,209	$5,761
Securities
Taxable	733	675
Tax exempt	676	733
Trading assets	44	37
Other	69	76
Total interest income	7,731	7,282
INTEREST EXPENSE:
Deposits	486	539
Repurchase agreements and other borrowings	23	23
Federal Home Loan Bank advances	402	314
Subordinated debentures	57	57
Total interest expense	968	933
Net interest income	6,763	6,349
Provision for loan losses	300	100
Net interest income after provision	6,463	6,249
NON-INTEREST INCOME:
Service charges	904	1,011
Loan service fee income, net	53	29
Trust department income	277	222
Gain on sale of available for sale securities, net	8	188
Gain (loss) on trading assets	(5)	71
Gain on sale of mortgage loans	327	157
Brokerage income	106	80
Debit card interchange income	541	479
Other	59	32
Total other income	2,270	2,269
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,794	3,602
Occupancy expenses	932	848
Repossession expenses, net	45	(2)
FDIC Insurance	156	128
Legal and professional fees	285	136
Data processing	367	337
Debit card expenses	256	234
Amortization	31	37
Advertising and marketing	213	209
Taxes other than payroll, property and income	230	225
Telephone	68	89
Postage	81	72
Loan fees	93	77
Other	666	462
Total other expenses	7,217	6,454
Income before taxes	1,516	2,064
Income taxes	1	293
Net income	$1,515	$1,771
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	937	3,251
Comprehensive Income	$2,452	$5,022
Earnings per share
Basic	$0.56	$0.66
Diluted	0.56	0.66
Dividends per share	0.26	0.25

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY  (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	—Common Stock(1)—		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity

Balances, January 1, 2015	2,720,098	$12,662	$64,489	$791	$77,942

Common stock issued, net of forfeitures	5,850	—	—	—	—

Stock based compensation expense	—	33	—	—	33

Common stock purchased and retired	(339)	(2)	(7)	—	(9)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	937	937

Net income	—	—	1,515	—	1,515

Dividends declared - $0.26 per share	—	—	(709)	—	(709)

Balances, March 31, 2015	2,725,609	$12,693	$65,288	$1,728	$79,709

(1)Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

(in thousands)

	Three Months Ending
	3/31/2015	3/31/2014
Cash Flows From Operating Activities
Net Income	$1,515	$1,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423	441
Securities amortization (accretion), net	240	150
Stock based compensation expense	33	27
Provision for loan losses	300	100
Securities available for sale gains, net	(8)	(188)
Net change in trading assets	(39)	(5,108)
Originations of loans held for sale	(8,988)	(5,715)
Proceeds from sale of loans	9,151	5,946
Losses (gains) on other real estate	39	(46)
Gain on sale of mortgage loans	(327)	(157)
Write-downs of other real estate, net	26	—
Changes in:
Interest receivable	(271)	134
Other assets	(745)	1,694
Interest payable	(40)	(27)
Other liabilities	(1,869)	(2,522)
Net cash from operating activities	(560)	(3,500)
Cash Flows From Investing Activities
Purchases of securities available for sale	(11,797)	(20,089)
Proceeds from sales of securities	—	16,525
Proceeds from principal payments, sales, maturities and calls of securities	10,368	2,561
Net change in loans	(3,477)	(5,423)
Proceeds from redemption of Federal Home Loan Bank stock	—	750
Purchases of bank premises and equipment	(190)	(316)
Proceeds from the sale of other real estate	3,349	309
Net cash from investing activities	(1,747)	(5,683)
Cash Flows From Financing Activities:
Net change in deposits	5,945	10,604
Net change in repurchase agreements and other borrowings	1,812	(1,465)
Short-term advances from Federal Home Loan Bank	—	10,000
Payment on short-term Federal Home Loan Bank advances	(10,000)	(10,000)
Long-term advances from Federal Home Loan Bank	4,682	1,635
Payments on long-term Federal Home Loan Bank advances	(1,517)	(2,102)
Purchase of common stock	(9)	(91)
Dividends paid	(709)	(681)
Net cash from financing activities	204	7,900
Net change in cash and cash equivalents	(2,103)	(1,283)
Cash and cash equivalents at beginning of period	17,169	23,160
Cash and cash equivalents at end of period	$15,066	$21,877

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$1,008	$960
Income taxes	—	—
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$3,029	$141

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented as of any date other than December 31 has been prepared from the Company’s books and records without audit.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted.  There have been no significant changes to the Company’s accounting and reporting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Presentation:  The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (the “Company”, “we”, “our” or “us”), its wholly-owned subsidiaries, Kentucky Bank (the “Bank”) and KBI Insurance Company, Inc., and the Bank’s wholly-owned subsidiary, KB Special Assets Unit, LLC.  Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:  The Bank operates under a state bank charter and provides full banking services, including trust services, to customers located in Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and adjoining counties in Kentucky.  Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives.  As a state bank, the Bank is subject to regulation by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The Company, a bank holding company, is regulated by the Federal Reserve.  On July 9, 2014, a new subsidiary of the Company was incorporated under the name KBI Insurance Company, Inc.  KBI Insurance Company, Inc. is a subsidiary of Kentucky Bancshares, Inc. and is located in Las Vegas, Nevada.  It is a captive insurance subsidiary which provides various liability and property damage insurance policies for Kentucky Bancshares, Inc. and its related subsidiaries.  KBI Insurance Company, Inc. is regulated by the State of Nevada Division of Insurance.  Our transfer, registrar and dividend agent, Registrar and Transfer Company, was recently acquired by Computershare.  The migration to Computershare occurred October 31, 2014.

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

The Internal Revenue Service issued a favorable determination as to the Plan termination in July 2010. Subsequent to Plan termination and distributions to Plan participants, the Plan was selected for audit by the PBGC. The PBGC asserted that the February, 2009 amendment to the Plan violated PBGC Regulation Section 4041.8(a) because the amendment served to lower benefits to Plan beneficiaries. The PBGC filed a Complaint in May 2013 in United States District Court (Eastern District of Kentucky) to require the Company to make additional distributions to Plan beneficiaries. On March 17, 2014, the United States District Court (Eastern District of Kentucky) issued an Opinion and Order entering judgment in favor of the PBGC and ruling that the Company must comply with the PBGC’s determination respecting the Plan. The Company appealed, but the District Court’s ruling was affirmed by the United States Court of Appeals for the Sixth Circuit on January 15, 2015.  The Company accrued approximately $1.6 million as of December 31, 2013 for this matter and made the necessary payments to the eligible individuals in March 2015.  Thus, no liability related to the pension termination existed as of March 31, 2015.  Moreover, the Company believes it has claims for contribution towards payment of this liability from professionals who assisted the Company in the termination of the Plan and had a receivable at March 31, 2015 on the balance sheet tied to a letter of credit established for the Company’s benefit for these fees.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period net income or stockholders’ equity.

Adoption of New Accounting Standards

In January 2014, FASB issued Accounting Standards Update 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies when an insubstance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, but will result in additional disclosures.

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

2.              SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

March 31, 2015
U.S. government agencies	$59,270	$37	$(479)	$58,828
States and political subdivisions	90,228	3,074	(333)	92,969
Mortgage-backed - residential	97,090	697	(406)	97,381
Equity securities	270	28	—	298
Total	$246,858	$3,836	$(1,218)	$249,476

December 31, 2014
U.S. government agencies	$61,721	$1	$(1,136)	$60,586
States and political subdivisions	86,322	3,234	(275)	89,281
Mortgage-backed - residential	97,349	267	(918)	96,698
Equity securities	270	26	—	296
Total	$245,662	$3,528	$(2,329)	$246,861

The amortized cost and fair value of securities at March 31, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 8.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$40	$41
Due after one year through five years	10,463	10,471
Due after five years through ten years	84,999	85,505
Due after ten years	53,996	55,780
	149,498	151,797
Mortgage-backed - residential	97,090	97,381
Equity	270	298
Total	$246,858	$249,476

Proceeds from sales of securities during the first three months of 2015 and 2014 were $0 and $16.5 million.  Gross gains of $0 and $309 thousand and gross losses of $0 and $121 thousand were realized on those sales, respectively.  The tax provision related to these realized net gains was $0 and $64 thousand, respectively.

Securities with unrealized losses March 31, 2015 and at December 31, 2014 not recognized in income are as follows:

March 31, 2015

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$11,592	$(164)	$35,114	$(315)	$46,706	$(479)
States and municipals	5,954	(65)	9,413	(268)	15,367	(333)
Mortgage-backed - residential	30,748	(202)	15,666	(204)	46,414	(406)

Total temporarily impaired	$48,294	$(431)	$60,193	$(787)	$108,487	$(1,218)

December 31, 2014

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$12,528	$(176)	$45,066	$(960)	$57,594	$(1,136)
States and municipals	5,011	(27)	9,738	(248)	14,749	(275)
Mortgage-backed - residential	46,685	(572)	18,747	(346)	65,432	(918)

Total temporarily impaired	$64,224	$(775)	$73,551	$(1,554)	$137,775	$(2,329)

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

TRADING ASSETS

The trading assets of $5.4 million are primarily comprised of municipal securities which are held for a minimal period of time.

3. LOANS

Loans at period-end are as follows:

(in thousands)

	3/31/15	12/31/14

Commercial	$44,658	$47,185
Real estate construction	17,208	16,938
Real estate mortgage:
1-4 family residential	193,309	189,458
Multi-family residential	33,981	34,415
Non-farm & non-residential	166,568	161,822
Agricultural	66,293	71,345
Consumer	16,508	16,863
Other	119	279
Total	$538,644	$538,305

Activity in the allowance for loan losses for the three month periods indicated was as follows:

	Three Months Ended March 31, 2015
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$339	$25	$—	$26	$340
Real estate Construction	446	—	2	(10)	438
Real estate mortgage:
1-4 family residential	1,829	32	3	25	1,825
Multi-family residential	495	—	—	4	499
Non-farm & non-residential	813	—	—	217	1,030
Agricultural	998	242	1	(34)	723
Consumer	520	81	15	43	497
Other	32	242	209	35	34
Unallocated	540	—	—	(6)	534
	$6,012	$622	$230	$300	$5,920

	Three Months Ended March 31, 2014
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$230	$200	$—	$178	$208
Real estate Construction	358	—	4	(33)	329
Real estate mortgage:
1-4 family residential	2,169	63	12	(7)	2,111
Multi-family residential	427	—	—	(26)	401
Non-farm & non-residential	564	—	367	(1)	930
Agricultural	578	—	24	(49)	553
Consumer	548	77	18	61	550
Other	51	97	87	(30)	11
Unallocated	516	—	—	7	523
	$5,441	$437	$512	$100	$5,616

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.2 million as of March 31, 2015 and $2.0 million at December 31, 2014) in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014:

As of March 31, 2015

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$340	$340
Real estate construction	—	438	438
Real estate mortgage
1-4 family residential	52	1,773	1,825
Multi-family residential	95	404	499
Non-farm & non-residential	258	772	1,030
Agricultural	394	329	723
Consumer	—	497	497
Other	—	34	34
Unallocated	—	534	534
	$799	$5,121	$5,920
Loans:
Commercial	$—	$44,658	$44,658
Real estate construction	—	17,208	17,208
Real estate mortgage:
1-4 family residential	2,085	191,224	193,309
Multi-family residential	95	33,886	33,981
Non-farm & non-residential	2,940	163,628	166,568
Agricultural	4,428	61,865	66,293
Consumer	—	16,508	16,508
Other	—	119	119
	$9,548	$529,096	$538,644

As of December 31, 2014

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$339	$339
Real estate construction	—	446	446
Real estate mortgage:
1-4 family residential	56	1,773	1,829
Multi-family residential	94	401	495
Non-farm & non-residential	136	677	813
Agricultural	712	286	998
Consumer	—	520	520
Other	—	32	32
Unallocated	—	540	540
	$998	$5,014	$6,012
Loans:
Commercial	$—	$47,185	$47,185
Real estate construction	—	16,938	16,938
Real estate mortgage:
1-4 family residential	2,098	187,360	189,458
Multi-family residential	264	34,151	34,415
Non-farm & non-residential	2,958	158,864	161,822
Agricultural	8,479	62,866	71,345
Consumer	—	16,863	16,863
Other	—	279	279
	$13,799	$524,506	$538,305

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2015 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	1,608	1,608	—	1,613	13	13
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	—	—	—	—	—	—
Agricultural	438	438	—	440	10	10
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	477	477	52	420	5	5
Multi-family residential	95	95	95	179	—	—
Non-farm & non-residential	2,940	2,940	258	2,949	30	30
Agricultural	3,990	3,990	394	5,793	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—
Total	$9,548	$9,548	$799	$11,394	$58	$58

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014 (in thousands):

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	396	—	—
Multi-family residential	—	—	—
Non-farm & non-residential	401		—
Agricultural	1,413	4	4
Consumer	—	—	—
Other	—	—	—
With an allowance recorded:
Commercial	—	—	—
Real estate construction	—	—
Real estate mortgage:
1-4 family residential	1,470	6	6
Multi-family residential	275	4	4
Non-farm & non-residential	2,541	25	25
Agricultural	4,801	—	—
Consumer	—	—	—
Other	—		—
Total	$11,297	$39	$39

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2014 (in thousands):

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

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of March 31, 2015 and December 31, 2014:

As of March 31, 2015

(in thousands)

		Loans Past Due
		Over 90 Days	Accruing
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings
Commercial	$—	$—	$—
Real estate construction	140	—	—
Real estate mortgage:
1-4 family residential	1,301	158	477
Multi-family residential	225	—	—
Non-farm & non-residential	380	—	1,816
Agricultural	—	232	3,829
Consumer	4	46	—
Total	$2,050	$436	$6,122

As of December 31, 2014

(in thousands)

		Loans Past Due
		Over 90 Days	Accruing
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings
Commercial	$25	$—	$—
Real estate construction	142	—	—
Real estate mortgage:
1-4 family residential	1,390	23	480
Multi-family residential	264	—	—
Non-farm & non-residential	380	—	1,829
Agricultural	4,371	—	3,829
Consumer	5	1	—
Total	$6,577	$24	$6,138

Nonaccrual loans secured by real estate make up 99.8% of the total nonaccruals at March 31, 2015.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of March 31, 2015 and December 31, 2014 by class of loans:

As of March 31, 2015

(in thousands)

	30-59	60-89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due
Commercial	$43	$—	$—	$––	$43	$44,615
Real estate construction	—	—	—	140	140	17,068
Real estate mortgage:
1-4 family residential	1,651	119	158	1,301	3,229	190,080
Multi-family residential	—	—	—	225	225	33,756
Non-farm & non-residential	163	50	—	380	593	165,975
Agricultural	29	—	232	—	261	66,032
Consumer	85	15	46	4	150	16,358
Other	—	—	—	—	—	119
Total	$1,971	$184	$436	$2,050	$4,641	$534,003

As of December 31, 2014

   (in thousands)

	30-59	60-89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$92	$—	$—	$25	$117	$47,068
Real estate construction	—	—	—	142	142	16,796
Real estate mortgage:
1-4 family residential	1,531	232	23	1,390	3,176	186,282
Multi-family residential	—	131	—	264	395	34,020
Non-farm & non-residential	67	—	—	380	447	161,375
Agricultural	7	11	—	4,371	4,389	66,956
Consumer	130	25	1	5	161	16,702
Other	—	—	—	—	—	279
Total	$1,827	$399	$24	$6,577	$8,827	$529,478

Troubled Debt Restructurings:

The Company has allocated $353 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015.  The Company allocated $369 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2014.  The Company has not committed to lend additional amounts as of March 31, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.  All loans which have undergone a troubled debt restructuring modification are performing.  Further, there were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending March 31, 2015 and 2014.

No loans were modified as troubled debt restructurings during the three months ending March 31, 2015 and 2014.

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

As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31, 2015

  (in thousands)

		Special
	Pass	Mention	Substandard	Doubtful
Commercial	$42,927	$1,484	$247	$—
Real estate construction	15,820	1,248	140	—
Real estate mortgage:
1-4 family residential	179,502	6,447	7,169	191
Multi-family residential	33,728	—	253	—
Non-farm & non-residential	159,623	6,154	791	—
Agricultural	57,097	7,783	1,413	—
Total	$488,697	$23,116	$10,013	$191

As of December 31, 2014

  (in thousands)

		Special
	Pass	Mention	Substandard	Doubtful
Commercial	$45,602	$1,307	$275	$—
Real estate construction	15,529	1,267	142	—
Real estate mortgage:
1-4 family residential	176,791	5,439	7,068	160
Multi-family residential	33,990	—	425	—
Non-farm & non-residential	154,857	5,178	1,787	—
Agricultural	58,110	7,653	5,581	—
Total	$484,879	$20,844	$15,278	$160

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $50 thousand at March 31, 2015 and $6 thousand at December 31, 2014.

4.  REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Three Months Ended
	2015	2014
	(in thousands)
Beginning of year	$4,603	$3,379
Additions	3,029	141
Sales	(3,413)	(277)
(Additions) subtractions to valuation allowance, net	(26)	—
Recovery from sale in valuation allowance	26	13
End of period	$4,219	$3,256

Activity in the valuation allowance was as follows:

	Three Months Ended
	2015	2014
	(in thousands)
Beginning of year	$1,583	$1,524
Additions (subtractions) to valuation allowance, net	26	—
Recovery from sale	(26)	(13)
End of period	$1,583	$1,511

Expenses related to foreclosed assets include:

	Three Months Ended
	2015	2014
	(in thousands)
Net loss (gain) on sales	$39	$(46)
Additions (subtractions) to valuation allowance, net	26	—
Operating expenses (receipts), net of rental income	19	(2)
Repossession expenses, net	45	(2)
For the period	$84	$(48)

5.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31
	2015	2014
	(in thousands)
Basic Earnings Per Share
Net Income	$1,515	$1,771
Weighted average common shares outstanding	2,708	2,702
Basic earnings per share	$0.56	$0.66

Diluted Earnings Per Share
Net Income	$1,515	$1,771
Weighted average common shares outstanding	2,708	2,702
Weighted average common and dilutive potential common shares outstanding	2,708	2,702
Diluted earnings per share	$0.56	$0.66

Stock options for 2,400 shares of common stock for the three months ended March 31, 2015 and 12,725 shares of common stock for the three months ended March 31, 2014 were excluded from diluted earnings per share because their impact was antidilutive.

6.  STOCK COMPENSATION

We have four stock based compensation plans as described below.

Two Stock Option Plans

Under its expired 1999 Employee Stock Option Plan, the Company has granted certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years and provided for issuance of up to 100,000 options.  Under the expired 1993 Non-Employee Directors Stock Ownership Incentive Plan, the Company also granted certain directors stock option awards which vest and become fully exercisable immediately and provided for issuance of up to 20,000 options.  For each Stock Option Plan, the exercise price of each option, which has a ten year life, was equal to the market price of the Company’s our stock on the date of grant.

Summary of activity in the stock option plan for the first three months of 2015 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, beginning of year	12,625	$30.46
Granted	—	—
Forfeited or expired	(10,225)	30.48
Exercised	—	—
Outstanding, end of period	2,400	$30.38	21.5 months	$—
Vested and expected to vest	2,400	$30.38	21.5 months	$—
Exercisable, end of period	2,400	$30.38	21.5 months	$—

As of March 31, 2015, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 5,385 shares issued during the first three months of 2015 and 7,475 shares issued during the first three months of 2014.  There were 0 shares forfeited during the first three months of 2015 and 2014.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2015	17,694	$365,586	$20.66
Granted	5,385	147,280	27.35
Vested	(5,175)	(101,767)	19.67
Forfeited	—	—	—
Nonvested at March 31, 2015	17,904	$411,099	$22.96

As of March 31, 2015, there was $380,867 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 3.3 years.  As of March 31, 2015, no additional shares are available for issue under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 465 shares issued during the first three months of 2015 and none in 2014.  There were 0 shares forfeited during the first three months of 2014 and 2013.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2015	720	$16,704	$23.20
Granted	465	12,718	27.35
Vested	(180)	(4,176)	23.20
Forfeited	—	—	—
Nonvested at March 31, 2015	1,005	$25,246	$25.12

As of March 31, 2015, there was $24,262 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 3.8 years.  As of March 31, 2015, 148,635 shares are still available for issuance.

7.  OTHER BORROWINGS

At December 31, 2014 the Company had a $5 million revolving promissory note with a maturity date of July 26, 2015.  The Company has no outstanding balances related to this promissory note at March 31, 2015 or December 31, 2014.

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

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent third party real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans.  Such adjustments were $14 thousand for 2015 and $387 for 2014 and resulted in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned (OREO) are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments were $98 thousand as of March 31, 2015 and $123 thousand as of March 31, 2014 and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at March 31, 2015 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U. S. government agencies	$58,828	$—	$58,828	$—
States and municipals	92,969	—	92,969	—
Mortgage-backed - residential	97,381	—	97,381	—
Equity securities	298	298	—	—
Trading Assets	5,409	5,409	—	—
Total	$254,885	$5,707	$249,178	$—

Fair Value Measurements at December 31, 2014 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U. S. government agencies	$60,586	$—	$60,586	$—
States and municipals	89,281	—	89,281	—
Mortgage-backed - residential	96,698	—	96,698	—
Equity securities	296	296	—	—
Trading Assets	5,370	5,370	—	—
Total	$252,231	$5,666	$246,565	$—

There were no transfers between level 1 and level 2 during 2015 or 2014.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2015 Using:
Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$—	—	—	$—
Multi-family residential	—	—	—	—
Non-farm & non-residential	224	—	—	224
Agricultural	—			—
Other real estate owned:
Residential	1,670	—	—	1,670
Loan servicing rights	282	—	—	282

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Real Estate Mortgage:
Multi-family residential	169	—	—	169
Non-farm & non-residential	366	—	—	366
Agricultural	3,729	—	—	3,729
Other real estate owned:
Residential	1,670	—	—	1,670
Loan servicing rights	292	—	—	292

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $224 thousand, which includes a valuation allowance of $156 thousand at March 31, 2015.  During the first three months of 2015, no new loans became impaired.  The total allowance for specific impaired loans decreased $199 thousand for the three months ending March 31, 2015 and increased $134 thousand for the three months ending March 31, 2014.  During the first three months of 2014, one new loan became impaired resulting in an additional provision for loan losses of $282 thousand.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1.7 million, which is made up of the outstanding balance of $3.3 million, net of a valuation allowance of $1.6 million at March 31, 2015.  The Company recorded $26 thousand in write-downs of other real estate owned properties for the three months ending March 31, 2015 and $0 for the three month period ending March 31, 2014.

Loan servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $282 thousand, which is made up of the outstanding balance of $347 thousand, net of a valuation allowance of $65 thousand at March 31, 2015.  The Bank recorded a net recovery of prior write-downs of $14 thousand for the three months ending March 31, 2015 and a recovery of prior write-downs totaling $5 thousand for the three months ending March 31, 2014.  At December 31, 2014, loan servicing rights were carried at their fair value of $292 thousand, which is made up of the outstanding balance of $371 thousand, net of a valuation allowance of $79 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

				Range
March 31, 2015	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Non-farm & non-residential	224	income approach	capitalization rate	0%-0%
				(0%)
Other real estate owned:
Residential	1,670	sales comparison	adjustment for differences between the comparable sales	0%-48% (11%)
		income approach	capitalization rate	8%-10%
				(9%)
Loan Servicing Rights	282	discounted cash flow	constant prepayment rates	8%-21% (12%)

				Range
December 31, 2014	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
Multi-family residential	169	sales comparison	adjustment for differences between the comparable sales	10%-10% (10%)
Non-farm & non-residential	366	sales comparison	adjustment for differences between the comparable sales	0%-0% (0%)
Agricultural	3,729	sales comparison	adjustment for differences between the comparable sales	5%-53% (43%)
Other real estate owned:
Residential	1,670	sales comparison	adjustment for differences between the comparable sales	0%-48% (11%)
		income approach	capitalization rate	8%-10%
				(9%)
Loan Servicing Rights	292	discounted cash flow	constant prepayment rates	8%-35% (11%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2015 and December 31, 2014 are as follows:

March 31, 2015:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$15,066	$15,066	$—	$—	$15,066
Interest bearing deposits	1,280	1,280	—	—	1,280
Securities	249,476	298	249,178	—	249,476
Trading Assets	5,409	5,409	—		5,409
Mortgage loans held for sale	940	—	940	—	940
Loans, net	532,724	—	—	531,547	531,547
FHLB Stock	5,981	—	—	—	N/A
Interest receivable	3,570	1	1,348	2,221	3,570
Financial liabilities
Deposits	$660,814	$472,790	$188,732	$—	$661,522
Securities sold under agreements to repurchase and other borrowings	12,121	—	12,160	—	12,160
Federal Funds Purchased	2,148	2,148	—	—	2,148
FHLB advances	86,950	—	83,841	—	83,841
Subordinated Debentures	7,217	—	—	7,204	7,204
Interest payable	602	—	593	9	602

December 31, 2014:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$17,169	$17,169	$—	$—	$17,169
Interest bearing deposits	1,280	1,280			1,280
Securities	246,861	296	246,565	—	246,861
Trading assets	5,370	5,370			5,370
Mortgage loans held for sale	776	—	782	—	782
Loans, net	532,293	—	—	535,213	535,213
FHLB Stock	5,981	—	—	—	N/A
Interest receivable	3,299	—	1,274	2,025	3,299
Financial liabilities
Deposits	$654,869	$470,912	$185,429	$—	$656,341
Securities sold under agreements to repurchase and other borrowings	12,457	—	12,620	—	12,620
FHLB advances	93,785	—	88,373	—	88,373
Subordinated Debentures	7,217	—	—	7,209	7,209
Interest Payable	642		633	9	642

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

9.     CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (1) (unaudited) (in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ending March 31
	2015	2014
Beginning Balance	$791	$(5,126)
Unrealized holding gains (losses) for the period, net of tax	942	3,375
Reclassification adjustment for:
Securities gains realized in income	(8)	(188)
Income taxes	(3)	(64)
Securities gains realized in income, net	(5)	(124)
Net current period other comprehensive income	937	3,251
Ending balance	$1,728	$(1,875)

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the three months ending March 31, 2015 and 2014:

March 31, 2015

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(8)	Securities gains, net
	3	Provision for income taxes

	(5)	Net of tax

March 31, 2014

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(188)	Securities gains, net
	64	Provision for income taxes

	(124)	Net of tax

10.  PENDING ACQUISITION

On January 21, 2015, Kentucky Bancshares, Inc., the parent company of Kentucky Bank, and Madison Financial Corporation, the parent company of Madison Bank, jointly announced that they entered into an agreement and plan of share exchange in which Kentucky Bancshares will acquire Madison in a common-for-common share exchange transaction.  Under the terms of the Agreement, Kentucky Bancshares will exchange for each issued and outstanding share of Madison common stock 1.1927 shares of Kentucky Bancshares common stock, subject to potential adjustments at closing. Based on Kentucky Bancshares’ 20 trading day average common stock price of $27.25 per share, as of January 16, 2015, assuming no exchange ratio adjustments, the transaction is valued at approximately $7.2 million with a per share value of $32.50 for each share of Madison common stock. The transaction is subject to Madison shareholder approval and customary regulatory approvals and is expected to close in the third quarter of 2015.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion provides information about the financial condition and results of operations of the Company and its subsidiaries as of the dates and periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto appearing elsewhere in this report and the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Summary

The Company recorded net income of $1.5 million, or $0.56 basic earnings and diluted earnings per share for the first three months ending March 31, 2015 compared to $1.8 million or $0.66 basic earnings and diluted earnings per share for the three month period ended March 31, 2014.  The first three months earnings reflect a decrease of 14.4% compared to the same time period in 2014.  The decrease in earnings is mostly attributed to an increase of $200 thousand in the provision for loan losses, an increase of $192 thousand in salaries and benefits, an increase of $149 thousand in legal and professional fees, and an increase of $204 thousand in various other expenses.  The increase in non-interest expense in 2015 compared to 2014 was partially due to the pending acquisition the Company has with Madison Bank which is expected to close during the third quarter of 2015.  Also contributing to the decrease in income was a decrease of $180 thousand in gains on securities, a decrease of $76 thousand in gains on trading assets and a decrease of $107 thousand in service charges which was primarily overdraft fees. These negative changes to net income during 2015 were partially offset by an increase of $414 thousand in net interest income, an increase of $170 thousand in gains on the sale of mortgage loans and a decrease of $292 thousand in income tax expense.

Return on average assets was 0.70% for the three months ending March 31, 2015 and 0.91% for the three months ending March 31, 2014.  Return on average equity was 7.64% for the three month period ending March 31, 2015 and 10.04% for the three month period ending March 31, 2014.

Securities available for sale increased $2.6 million from $246.9 million at December 31, 2014 to $249.5 million at March 31, 2015.  Trading assets totaled $5.4 million both at March 31, 2015 and December 31, 2014 and includes income on the investment totaling $39 thousand during the first three months of 2015 compared to $108 thousand for the three months ending March 31, 2014.

Gross Loans increased $339 thousand from $538.3 million on December 31, 2014 to $538.6 million on March 31, 2015.  The overall increase in loans is attributed to an increase of $4.7 million in non-farm and non-residential properties and an increase of $3.9 million in 1-4 family residential loans.  Agricultural loan balances decreased $5.1 million and commercial loan balances decreased $2.5 million.

Total deposits increased from $654.9 million on December 31, 2014 to $660.8 million on March 31, 2015, an increase of $5.9 million.  Non-interest bearing demand deposit accounts increased $8.7 million from December 31, 2014 to March 31, 2015.  Time deposits $250 thousand and over increased $4.9 million and other interest bearing deposit accounts decreased $7.7 million from December 31, 2014 to March 31, 2015.

Public fund accounts decreased $15.1 million from December 31, 2014 to March 31, 2015.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank in the following months.

Borrowings from the Federal Home Loan Bank decreased $6.8 million from December 31, 2014 to March 31, 2015.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $6.8 million for the three months ending March 31, 2015 compared to $6.3 million for the three months ending March 31, 2014, an increase of 6.5%.  The interest spread, excluding tax equivalent adjustments was 3.34% for the first three months of 2015 and down from 3.41% reported for the same period in 2014, a decrease of 7 basis points.  Rates have remained low during the past year.  For the first three months ending March 31, 2015, the cost of total deposits was 0.29% compared to 0.35% for the same time period in 2014.  Increasing non-interest bearing deposit accounts and lowering rates on certificates of deposit accounts have helped to lower the cost of deposits.

For the first three months, the yield on assets decreased from 3.94% in 2014 to 3.84% in 2015, excluding tax equivalent adjustments.  The yield on loans decreased 24 basis points in the first three months of 2015 compared to 2014 from 4.92% to 4.68%.  The yield on securities decreased 9 basis points in the first three months of 2015 compared to 2014 from 2.40% in 2014 to 2.31% in 2015.  The cost of liabilities was 0.51% for the first three months in 2015 compared to 0.53% in 2014.  Year to date average loans, excluding overdrafts, increased $63.2 million, or 13.4% from March 31, 2014 to March 31, 2015.  Loan interest income increased $448 thousand for the first three months of 2015 compared to the first three months of 2014.  Year to date average total deposits increased from March 31, 2014 to March 31, 2015, up $37.0 million or 5.9%.  Year to date average interest bearing deposits increased $33.8 million, or 7.2%, from March 31, 2014 to March 31, 2015.  Deposit interest expense decreased $53 thousand for the first three months of 2015 compared to the same period in 2014.  Year to date average borrowings increased $30.0 million, or 38.3% from March 31, 2014 to March 31, 2015.  Interest expense on borrowed funds increased $88 thousand for the first three months of 2015 compared to the same period in 2014.

The volume rate analysis for the three months ending March 31, 2015 indicates that $2.0 million of the increase in interest income is attributable to an increase in loan volume and $222 thousand of the increase in interest income is attributable to an increase in the volume of our security portfolio.  Further, a decrease in loan rates caused a decrease of $1.5 million in interest income and a decrease in rates in our security portfolio contributed a decrease of $214 thousand in interest income.  The net effect to interest income was an increase of $449 thousand for the first three months of 2015 compared to the same time period in 2014.  The average rate of the Company’s total outstanding deposits and borrowings slightly decreased from 0.53% in 2014 to 0.51% in 2015.

Based on the following volume rate analysis, the lower level of interest rates contributed to a decrease of $544 thousand in interest expense, while the change in volume in deposits and borrowings was responsible for a $579 thousand increase in interest expense.  As a result, the increase in net interest income for the first three months in 2015 is mostly attributed to growth in the Company’s loan and security portfolios.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2015.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	Three Months Ending
	2015 vs. 2014
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$1,988	$(1,540)	$448
Investment Securities	222	(214)	8
Trading Assets
Other	(19)	12	(7)
Total Interest Income	2,191	(1,742)	449
INTEREST EXPENSE
Deposits
Demand	21	(22)	(1)
Savings	10	(16)	(6)
Negotiable Certificates of Deposit and Other Time Deposits	186	(232)	(46)
Securities sold under agreements to repurchase and other borrowings	—	—	—
Federal Home Loan Bank advances	362	(274)	88
Total Interest Expense	579	(544)	35
Net Interest Income	$1,612	$(1,198)	$414

Non-Interest Income

Non-interest income was flat and increased $1 thousand for the three months ending March 31, 2015, compared to the same period in 2014, to $2.2 million.

Decreases to non-interest income for the three month period ending March 31, 2015 included a decrease of $180 thousand in gains on the sale of securities, a decrease of $107 thousand in service charges and a decrease of $76 thousand in gains on trading assets.  Favorable variances to non-interest income included an increase of $170 thousand in gains on the sale of mortgage loans, an increase of $62 thousand in debit card interchange income and an increase of $55 thousand in trust fees.

The gain on the sale of mortgage loans increased from $157 thousand during the first three months of 2014 to $327 thousand during the first three months of 2015, an increase of $170 thousand.  The volume of loans originated to sell during the first three months of 2015 increased $3.3 million compared to the same time period in 2014.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization expense, was $53 thousand for the three months ending March 31, 2015 compared to $29 thousand for the three months ending March 31, 2014, an increase of $24 thousand.  During the first three months of 2015, the market value adjustment to the carrying value of the mortgage servicing right was a positive net amount of $14 thousand, as the fair value of this asset increased.  During the first three months of 2014, the adjustment to the carrying value of the mortgage servicing right was a positive net amount of $5 thousand, as the fair value of this asset increased.

Non-Interest Expense

Total non-interest expenses increased $763 thousand for the three month period ending March 31, 2015 compared to the same period in 2014.

For the comparable three month periods, salaries and benefits increased $192 thousand, an increase of 5.3%.  The increase is attributed to hiring additional personnel during 2014 and 2015 and normal pay increases at the beginning of 2015.  The number of full time equivalent employees at March 31, 2015 was 229 compared to 207 one year ago.

Occupancy expenses increased $84 thousand to $932 thousand for the first three months of 2015 compared to the same time period in 2014.  Expenses associated with purchasing equipment with an initial cost of less than $1 thousand increased $49 thousand and computer maintenance expenses increased $21 thousand.

Legal and professional fees increased $149 thousand for the first three months ending March 31, 2015 compared to the same time period in 2014.  Repossession expenses increased $47 thousand for the first three months ending March 31, 2015 compared to the same time period in 2014.  Repossession expenses are reported net of rental income earned on repossessed properties.  Net repossession expenses were higher in the first three months of 2015 when compared to the same time period in 2014 due to the Company selling many of the properties which earned income in the form of building rents.  Further, the Company added additional properties to other real estate owned properties during the year resulting in increased expenses.  FDIC insurance expense increased $28 thousand for the three months ending March 31, 2015 compared to the same time period in 2014.

Income Taxes

The effective tax rate for the three months ending March 31, 2015 was 0.1% compared to 14.2% in 2014.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.  Income tax expense decreased $292 thousand for the three months ending March 31, 2015 compared to the first three months in 2014.  Income tax expense decreased due to the implementation of the captive insurance subsidiary that generated $256 thousand of tax-exempt income during the three months of 2015.  The captive insurance subsidiary was established during the third quarter of 2014.

Income tax expense also decreased due to lower book earnings than in the same quarter in the previous year and the permanent book-tax differences remained the same except as otherwise noted.  Tax-exempt interest income was essentially unchanged with a decrease of $6 thousand for the first three months of 2015 compared to the first three months of 2014.  Further, for the first three months of 2015, the Company had tax credits totaling $153 thousand for investments made in low income housing projects which represented an increase of $14 thousand compared to similar tax credits for the first three months of 2014.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the three months ending March 31, 2015, the Company averaged $84.1 million in tax free securities and $18.0 million in tax free loans.  As of March 31, 2015, the weighted average remaining maturity for the tax free securities is 126 months, while the weighted average remaining maturity for the tax free loans is 165 months.

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

Cash and cash equivalents were $15.1 million as of March 31, 2015 compared to $17.2 million at December 31, 2014.  The decrease in cash and cash equivalents is attributed to a decrease of $ 1.9 million in cash and due from banks.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $249.5 million at March 31, 2015 compared to $246.9 million at December 31, 2014.  Securities classified as trading assets totaled $5.4 million both at March 31, 2015 December 31, 2014.

The securities available for sale and trading assets are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first three months of 2015, deposits increased $5.9 million. The Company’s investment portfolio increased $2.6 million and the Company’s loan portfolio increased $339 thousand.  The Company’s borrowed funds from the Federal Home Loan Bank decreased $6.8 million from December 31, 2014 to March 31, 2015.  The Company had outstanding federal funds purchased totaling $2.2 million at March 31, 2015 and $0 at December 31, 2014.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of March 31, 2015, we have sufficient collateral to borrow an additional $50 million from the Federal Home Loan Bank.  In addition, as March 31, 2015, $29 million is available in overnight borrowing through various correspondent banks and the Company has access to $280 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier I capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of March 31, 2015 and December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category. In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method of calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.

Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirement unless a one-time opt-in or opt-out is exercised, which the Company did opt-out of.

The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015.  In accordance with the final rule, the capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2015
Consolidated
Total Capital (to Risk-Weighted Assets)	$77,834	12.9%	$48,107	8.0%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	71,826	11.9	36,080	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	64,826	10.8	27,060	4.5	N/A	N/A
Tier I Capital (to Average Assets)	71,826	8.5	33,984	4.0	N/A	N/A
Bank Only
Total Capital (to Risk-Weighted Assets)	$75,146	12.5%	$48,172	8.0%	$60,215	10.0%
Tier I Capital (to Risk-Weighted Assets)	69,137	11.5	36,129	6.0	48,172	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	69,137	11.5	27,097	4.5	39,140	6.5
Tier I Capital (to Average Assets)	69,137	8.2	33,818	4.0	42,273	5.0
December 31, 2014
Consolidated
Total Capital (to Risk-Weighted Assets)	$77,016	13.1%	$47,208	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	70,917	12.0	23,604	4.0	N/A	N/A
Tier I Capital (to Average Assets)	70,917	8.7	32,497	4.0	N/A	N/A
Bank Only
Total Capital (to Risk-Weighted Assets)	$74,575	12.6%	$47,184	8.0%	$58,980	10.0%
Tier I Capital (to Risk-Weighted Assets)	68,476	11.6	23,592	4.0	35,388	6.0
Tier I Capital (to Average Assets)	68,476	8.4	32,442	4.0	40,553	5.0

Non-Performing Assets

As of March 31, 2015, our non-performing assets totaled $12.8 million or 1.50% of assets compared to $17.3 million or 2.03% of assets at December 31, 2014 (See table below.)  The Company experienced a decrease of $4.5 million in non-accrual loans from December 31, 2014 to March 31, 2015.  As of March 31, 2015, non-accrual loans include $1.3 million in loans secured by 1-4 family properties, $380 thousand in loans secured by non-farm and non-residential properties, $225 thousand in loans secured by multi-family residential properties and $140 thousand in loans secured by real estate construction loans.  Real estate loans composed 99.8% of the non-performing loans as of March 31, 2015 and 99.6% as of December 31, 2014.  Forgone interest income on non-accrual loans totaled $15 thousand for the first three months of 2015 compared to forgone interest of $59 thousand for the same time period in 2014.  Accruing loans that are contractually 90 days or more past due as of March 31, 2105 totaled $436 thousand compared to $24 thousand at December 31, 2014, an increase of $412 thousand.  The total nonperforming and restructured loans decreased $4.1 million from December 31, 2014 to March 31, 2015.  The decrease in total non-performing loan balances is mostly attributed to one loan customer who had three loans totaling $4.0 million on non-accrual at December 31, 2014.  These loan balances were moved to other real estate owned during the first three months of 2015 and subsequently sold.  The decrease in non-accrual loan balances contributed to the decrease in the ratio of nonperforming and restructured loans to loans which decreased 76 basis points to 1.60% from December 31, 2014 to March 31, 2015. In addition, the amount the Company has recorded as other real estate owned decreased $385 thousand from December 31, 2014 to March 31, 2015. As of March 31, 2015, the amount recorded as other real estate owned totaled $4.2 million compared to $4.6 million at December 31, 2014. During the first three months of 2015, $2.7 million in loan balances were foreclosed upon and added to other real estate properties while $3.4 million in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 35% at December 31, 2014 to 46% at March 31, 2015.

Nonperforming and Restructured Assets

	3/31/15	12/31/14
	(in thousands)

Non-accrual Loans	$2,050	$6,577
Accruing Loans which are Contractually past due 90 days or more	436	24
Accruing Troubled Debt Restructurings	6,122	6,138
Total Nonperforming and Restructured Loans	8,608	12,739
Other Real Estate	4,219	4,604
Total Nonperforming and Restructured Loans and Other Real Estate	$12,827	$17,343
Nonperforming and Restructured Loans as a Percentage of Loans	1.60%	2.36%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	1.50%	2.03%
Allowance as a Percentage of Period-end Loans	1.10%	1.12%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	46%	35%

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

Provision for Loan Losses

The loan loss provision for the first three months of 2015 was $300 thousand compared to $100 thousand for the first three months of 2014.    The increase in the total loan loss provision during the first three months of 2015 compared to the same time period in 2014 is attributed to growth in the Bank’s loan portfolio and having a significant recovery of $367 thousand during the first quarter of 2014 for a loan that was charged off in a prior year.

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

Nonperforming loans and restructured loans decreased $4.1 million since December 31, 2014 to $8.6 million as of March 31, 2015.  Other real estate properties owned decreased $385 thousand over this same time period.   Additions to Other real estate properties totaled $3.0 million, of which $283 thousand was included in other assets at December 31, 2014, while sales totaled $3.4 million and negative valuation adjustments totaled $26 thousand.

The March 31, 2015 unallocated allowance of $534 thousand was comparable to the December 31, 2014 balance of $516 thousand. Net charge-offs were $392 thousand for the three months ending March 31, 2015 and a net recovery of $75 thousand for the three months ending March 31, 2014.  During the first quarter of 2014, the Company recorded a recovery of $367 for one loan which was previously charged-off.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Further, the growth the Company has experienced in our loan portfolio is attributed to passing grade loans which require fewer reserves as of March 31, 2015.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Three Months Ended March 31
	(in thousands)
	2015	2014
Balance at Beginning of Period	$6,012	$5,441
Amounts Charged-off:
Commercial	25	200
Real Estate Construction	—	—
1-4 family residential	32	63
Multi-family residential	—	—
Non-farm & non-residential	—	—
Agricultural	242	—
Consumer and other	323	174
Total Charged-off Loans	622	437
Recoveries on Amounts
Previously Charged-off:
Commercial	—	—
Real Estate Construction	2	4
1-4 family residential	3	12
Multi-family residential	—	—
Non-farm & non-residential	—	367
Agricultural	1	24
Consumer and other	224	105
Total Recoveries	230	512
Net Charge-offs	392	(75)
Provision for Loan Losses	300	100
Balance at End of Period	5,920	5,616
Loans
Average	536,998	474,505
At March 31	538,644	474,012
As a Percentage of Average Loans:
Net Charge-offs for the period	0.07%	(0.02)%
Provision for Loan Losses for the period	0.06%	0.02%
Allowance as a Multiple of Net Charge-offs annualized	3.8	(18.7)

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

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations.  The Company has $5.4 million in market risk sensitive instruments which are held for trading purposes.  These assets are held for a minimal period of time and are used to generate profits on short-term differences in price while earning interest for the time they are held.

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of March 31, 2015, the projected percentage changes are within limits approved by our Board of Directors (“Board”).  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is slightly lower in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of March 31, 2015 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (4/15 - 3/16)
Net interest income	$27,403	$28,266	$28,478	$28,417
Net interest income dollar change	(864)	N/A	212	151
Net interest income percentage change	-3.1%	N/A	0.8%	0.5%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of March 31, 2014 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (4/14 - 3/15)
Net interest income	$24,497	$25,298	$25,517	$25,483
Net interest income dollar change	(801)	N/A	219	186
Net interest income percentage change	-3.2%	N/A	0.9%	0.7%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from March 31, 2015, year one reflected a decline in net interest income of 3.1% with a 100 basis point decline compared to the 3.2% decline in 2014.  The 100 basis point increase in rates reflected a 0.8% increase in net interest income in 2015 compared to an increase of 0.9% in 2014.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the March 31, 2015 balance sheet, a 100 basis point increase in rates results in a 10.7% decrease in EVE.  A 100 basis point decrease in rates results in a 1.8% decrease in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
1/1/15 — 1/31/15	300	$27.75	300	82,929 shares
2/1/15 — 2/28/15	—	—	—	82,929 shares
3/1/15 — 3/31/15	39	27.25	39	82,890 shares
Total	339	$27.69	339	82,890 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through March 31, 2015, 317,110 shares have been purchased.

Item 6.        Exhibits

2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated and filed February 24, 2006.

2.2	Agreement and Plan of Share Exchange with Madison Financial Corporation is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated and filed January 21, 2015.

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

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	5/13/15	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	5/13/15	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer