Form 10-Q
period 2015-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2015-08-13
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2015

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒  (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding as of July 31, 2015:  2,988,205.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	6/30/2015	12/31/2014
Assets
Cash and due from banks	$16,143	$16,771
Federal funds sold	205	398
Cash and cash equivalents	16,348	17,169
Interest bearing time deposits	1,280	1,280
Securities available for sale	237,476	246,861
Trading Assets	5,400	5,370
Mortgage loans held for sale	1,719	776
Loans	546,085	538,305
Allowance for loan losses	(5,950)	(6,012)
Net loans	540,135	532,293
Federal Home Loan Bank stock	5,981	5,981
Real estate owned, net	3,595	4,603
Bank premises and equipment, net	16,270	16,479
Interest receivable	3,661	3,299
Mortgage servicing rights	1,261	1,209
Goodwill	13,117	13,117
Other intangible assets	116	177
Other assets	6,595	6,595
Total assets	$852,954	$855,209
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$179,909	$176,743
Time deposits, $250,000 and over	55,229	52,913
Other interest bearing	408,878	425,213
Total deposits	644,016	654,869
Repurchase agreements and other borrowings	13,690	12,457
Federal funds purchased	2,456	—
Short-term Federal Home Loan Bank advances	15,000	10,000
Long-term Federal Home Loan Bank advances	85,417	83,785
Subordinated debentures	7,217	7,217
Interest payable	658	642
Other liabilities	5,503	8,297
Total liabilities	773,957	777,267
Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,725,631 and 2,720,098 shares issued and outstanding on June 30, 2015 and December 31, 2014	12,728	12,662
Retained earnings	66,701	64,489
Accumulated other comprehensive income (loss)	(432)	791
Total stockholders’ equity	78,997	77,942
Total liabilities & stockholders’ equity	$852,954	$855,209

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Six Months Ending
	6/30/2015	6/30/2014
INTEREST INCOME:
Loans, including fees	$12,555	$11,657
Securities
Taxable	1,425	1,355
Tax exempt	1,366	1,451
Trading assets	83	80
Other	137	145
Total interest income	15,566	14,688
INTEREST EXPENSE:
Deposits	979	1,074
Repurchase agreements and other borrowings	47	48
Federal Home Loan Bank advances	799	623
Subordinated debentures	115	115
Total interest expense	1,940	1,860
Net interest income	13,626	12,828
Provision for loan losses	650	200
Net interest income after provision	12,976	12,628
NON-INTEREST INCOME:
Service charges	1,995	2,073
Loan service fee income, net	108	34
Trust department income	536	461
Gain on sale of available for sale securities, net	251	433
Gain (loss) on trading assets	(53)	162
Gain on sale of mortgage loans	768	398
Brokerage income	242	290
Debit card interchange income	1,164	1,009
Other	881	77
Total other income	5,892	4,937
NON-INTEREST EXPENSE:
Salaries and employee benefits	7,944	7,263
Occupancy expenses	1,786	1,678
Repossession expenses, net	282	23
FDIC Insurance	301	268
Legal and professional fees	578	458
Data processing	753	668
Debit card expenses	549	496
Amortization	61	74
Advertising and marketing	425	441
Taxes other than payroll, property and income	459	422
Telephone	145	176
Postage	171	157
Loan fees	197	160
Other	1,274	945
Total other expenses	14,925	13,229
Income before taxes	3,943	4,336
Income taxes	306	661
Net income	$3,637	$3,675
Other Comprehensive Income (Loss), net of tax:
Change in Unrealized Gains on Securities	(1,223)	4,981
Comprehensive Income (Loss)	$2,414	$8,656
Earnings per share
Basic	$1.33	$1.36
Diluted	1.33	1.36
Dividends per share	0.52	0.50

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	6/30/2015	6/30/2014
INTEREST INCOME:
Loans, including fees	$6,346	$5,896
Securities
Taxable	692	680
Tax exempt	690	718
Trading assets	39	43
Other	68	69
Total interest income	7,835	7,406
INTEREST EXPENSE:
Deposits	493	535
Repurchase agreements and other borrowings	24	25
Federal Home Loan Bank advances	397	309
Subordinated debentures	58	58
Total interest expense	972	927
Net interest income	6,863	6,479
Provision for loan losses	350	100
Net interest income after provision	6,513	6,379
NON-INTEREST INCOME:
Service charges	1,091	1,062
Loan service fee income, net	55	5
Trust department income	259	239
Gain on sale of available for sale securities, net	243	245
Gain (loss) on trading assets	(48)	91
Gain on sale of mortgage loans	441	241
Brokerage income	136	210
Debit card interchange income	623	530
Other	822	45
Total other income	3,622	2,668
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,150	3,661
Occupancy expenses	854	830
Repossession expenses, net	237	25
FDIC Insurance	145	140
Legal and professional fees	293	322
Data processing	386	331
Debit card expenses	293	262
Amortization	30	37
Advertising and marketing	212	232
Taxes other than payroll, property and income	229	197
Telephone	77	87
Postage	90	85
Loan fees	104	83
Other	608	483
Total other expenses	7,708	6,775
Income before taxes	2,427	2,272
Income taxes	305	368
Net income	$2,122	$1,904
Other Comprehensive Income (Loss), net of tax:
Change in Unrealized Gains on Securities	(2,160)	1,730
Comprehensive Income (Loss)	$(38)	$3,634
Earnings per share
Basic	$0.77	$0.70
Diluted	0.77	0.70
Dividends per share	0.26	0.25

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	—Common Stock(1)—		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity

Balances, January 1, 2015	2,720,098	$12,662	$64,489	$791	$77,942

Common stock issued, net of forfeitures	5,872	2	—	—	2

Stock based compensation expense	—	66	—	—	66

Common stock purchased and retired	(339)	(2)	(8)	—	(10)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	(1,223)	(1,223)

Net income	—	—	3,637	—	3,637

Dividends declared - $0.52 per share	—	—	(1,417)	—	(1,417)

Balances, June 30, 2015	2,725,631	$12,728	$66,701	$(432)	$78,997

(1)Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ending
	6/30/2015	6/30/2014
Cash Flows From Operating Activities
Net Income	$3,637	$3,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	843	904
Securities amortization (accretion), net	494	303
Stock based compensation expense	66	55
Provision for loan losses	650	200
Securities available for sale gains, net	(251)	(433)
Net change in trading assets	(30)	(5,242)
Originations of loans held for sale	(24,562)	(13,757)
Proceeds from sale of loans	24,387	13,883
Losses (gains) on other real estate	59	(70)
Gain on sale of mortgage loans	(768)	(398)
Write-downs of other real estate, net	227	10
Changes in:
Interest receivable	(362)	364
Other assets	(469)	1,369
Interest payable	16	(57)
Other liabilities	(2,165)	(1,707)
Net cash from operating activities	1,772	(901)
Cash Flows From Investing Activities
Purchases of securities available for sale	(20,074)	(34,977)
Proceeds from sales of securities	9,051	40,030
Proceeds from principal payments, sales, maturities and calls of securities	18,313	8,853
Net change in loans	(11,543)	(27,925)
Proceeds from redemption of Federal Home Loan Bank stock	—	750
Purchases of bank premises and equipment	(440)	(705)
Proceeds from the sale of other real estate	4,057	1,551
Net cash from investing activities	(636)	(12,423)
Cash Flows From Financing Activities:
Net change in deposits	(10,853)	(19,991)
Net change in repurchase agreements and other borrowings	3,689	3,079
Short-term advances from Federal Home Loan Bank	15,000	105,000
Payment on short-term Federal Home Loan Bank advances	(10,000)	(85,000)
Long-term advances from Federal Home Loan Bank	4,682	6,538
Payments on long-term Federal Home Loan Bank advances	(3,050)	(2,971)
Proceeds from issuance of common stock	2	—
Purchase of common stock	(10)	(91)
Dividends paid	(1,417)	(1,361)
Net cash from financing activities	(1,957)	5,203
Net change in cash and cash equivalents	(821)	(8,121)
Cash and cash equivalents at beginning of period	17,169	23,160
Cash and cash equivalents at end of period	$16,348	$15,039
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$1,924	$1,917
Income taxes	—	700
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$3,334	$419

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

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.  However, in April 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods.  Companies have the option to apply ASU 2014-09 as of the original effective date.

In June 2014, FASB issued Accounting Standards Update 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this update require two accounting changes.  First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.

Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counter-party, which will result in secured borrowing accounting for the repurchase agreement.  This update also requires certain disclosures for these types of transactions.  This ASU became effective for the Company on January 1, 2015.  The adoption of ASU 2014-11 did not have a material impact on the Company’s financial statements.

2.              SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

June 30, 2015
U.S. government agencies	$55,817	$27	$(766)	$55,078
States and political subdivisions	87,055	2,105	(965)	88,195
Mortgage-backed - residential	94,988	176	(1,256)	93,908
Equity securities	270	25	—	295
Total	$238,130	$2,333	$(2,987)	$237,476

December 31, 2014
U.S. government agencies	$61,721	$1	$(1,136)	$60,586
States and political subdivisions	86,322	3,234	(275)	89,281
Mortgage-backed - residential	97,349	267	(918)	96,698
Equity securities	270	26	—	296
Total	$245,662	$3,528	$(2,329)	$246,861

The amortized cost and fair value of securities at June 30, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 8.

(in thousands)

	Amortized	Fair
	Cost	Value
Due in one year or less	$40	$40
Due after one year through five years	17,392	17,299
Due after five years through ten years	75,717	75,588
Due after ten years	49,723	50,346
	142,872	143,273
Mortgage-backed - residential	94,988	93,908
Equity	270	295
Total	$238,130	$237,476

Proceeds from sales of securities during the first six months of 2015 and 2014 were $9.1 million and $40.0 million.  Gross gains of $251 thousand and $785 thousand and gross losses of $0 and $352 thousand were realized on those sales, respectively.  The tax provision related to these realized net gains was $85 and $147 thousand, respectively.

Proceeds from sales of securities during the three months ending June 30, 2015 and June 30, 2014 were $9.1 million and $23.5 million.  Gross gains of $243 thousand and $477 thousand and gross losses of $0 and $232 were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $83 thousand for both periods, respectively.

Securities with unrealized losses June 30, 2015 and at December 31, 2014 not recognized in income are as follows:

June 30, 2015

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$8,873	$(66)	$36,854	$(700)	$45,727	$(766)
States and municipals	19,875	(414)	9,126	(551)	29,001	(965)
Mortgage-backed - residential	59,964	(772)	14,788	(484)	74,752	(1,256)

Total temporarily impaired	$88,712	$(1,252)	$60,768	$(1,735)	$149,480	$(2,987)

December 31, 2014

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$12,528	$(176)	$45,066	$(960)	$57,594	$(1,136)
States and municipals	5,011	(27)	9,738	(248)	14,749	(275)
Mortgage-backed - residential	46,685	(572)	18,747	(346)	65,432	(918)

Total temporarily impaired	$64,224	$(775)	$73,551	$(1,554)	$137,775	$(2,329)

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

3. LOANS

Loans at period-end are as follows:

(in thousands)

	6/30/15	12/31/14

Commercial	$50,236	$47,185
Real estate construction	21,320	16,938
Real estate mortgage:
1-4 family residential	196,215	189,458
Multi-family residential	34,121	34,415
Non-farm & non-residential	158,041	161,822
Agricultural	68,921	71,345
Consumer	17,031	16,863
Other	200	279
Total	$546,085	$538,305

Activity in the allowance for loan losses for the six month and three month periods indicated was as follows:

	Six Months Ended June 30, 2015
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$339	$25	$—	$85	$399
Real estate Construction	446	—	2	28	476
Real estate mortgage:
1-4 family residential	1,829	152	5	125	1,807
Multi-family residential	495	94	2	39	442
Non-farm & non-residential	813	—	—	261	1,074
Agricultural	998	242	12	(190)	578
Consumer	520	163	27	150	534
Other	32	493	409	107	55
Unallocated	540	—	—	45	585
	$6,012	$1,169	$457	$650	$5,950

	Three Months Ended June 30, 2015
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$340	$—	$—	$59	$399
Real estate Construction	438	—	—	38	476
Real estate mortgage:
1-4 family residential	1,825	120	2	100	1,807
Multi-family residential	499	94	2	35	442
Non-farm & non-residential	1,030	—	—	44	1,074
Agricultural	723	—	11	(156)	578
Consumer	497	82	12	107	534
Other	34	251	200	72	55
Unallocated	534	—	—	51	585
	$5,920	$547	$227	$350	$5,950

	Six Months Ended June 30, 2014
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$230	$200	$—	$201	$231
Real estate Construction	358	—	8	(7)	359
Real estate mortgage:
1-4 family residential	2,169	88	16	227	2,324
Multi-family residential	427	—	—	(100)	327
Non-farm & non-residential	564	—	367	(197)	734
Agricultural	578	—	25	(57)	546
Consumer	548	153	41	107	543
Other	51	202	159	25	33
Unallocated	516	—	—	1	517
	$5,441	$643	$616	$200	$5,614

	Three Months Ended June 30, 2014
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$208	$—	$—	$23	$231
Real estate Construction	329	—	4	26	359
Real estate mortgage:
1-4 family residential	2,111	25	4	234	2,324
Multi-family residential	401	—	—	(74)	327
Non-farm & non-residential	930	—	—	(196)	734
Agricultural	553	—	1	(8)	546
Consumer	550	76	23	46	543
Other	11	105	72	55	33
Unallocated	523	—	—	(6)	517
	$5,616	$206	$104	$100	$5,614

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.4 million as of June 30, 2015 and $2.0 million at December 31, 2014) in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014:

As of June 30, 2015

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$399	$399
Real estate construction	—	476	476
Real estate mortgage
1-4 family residential	170	1,637	1,807
Multi-family residential	—	442	442
Non-farm & non-residential	259	815	1,074
Agricultural	269	309	578
Consumer	—	534	534
Other	—	55	55
Unallocated	—	585	585
	$698	$5,252	$5,950
Loans:
Commercial	$—	$50,236	$50,236
Real estate construction	—	21,320	21,320
Real estate mortgage:
1-4 family residential	1,979	194,236	196,215
Multi-family residential	—	34,121	34,121
Non-farm & non-residential	2,922	155,119	158,041
Agricultural	4,265	64,656	68,921
Consumer	—	17,031	17,031
Other	—	200	200
	$9,166	$536,919	$546,085

As of December 31, 2014

(in thousands)

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$339	$339
Real estate construction	—	446	446
Real estate mortgage:
1-4 family residential	56	1,773	1,829
Multi-family residential	94	401	495
Non-farm & non-residential	136	677	813
Agricultural	712	286	998
Consumer	—	520	520
Other	—	32	32
Unallocated	—	540	540
	$998	$5,014	$6,012
Loans:
Commercial	$—	$47,185	$47,185
Real estate construction	—	16,938	16,938
Real estate mortgage:
1-4 family residential	2,098	187,360	189,458
Multi-family residential	264	34,151	34,415
Non-farm & non-residential	2,958	158,864	161,822
Agricultural	8,479	62,866	71,345
Consumer	—	16,863	16,863
Other	—	279	279
	$13,799	$524,506	$538,305

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2015 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
1-4 family residential	1,345	1,345	—	1,524	42	42
Agricultural	205	205	—	362	27	27

With an allowance recorded:
Real estate mortgage:
1-4 family residential	634	634	170	556	10	10
Non-farm & non-residential	2,922	2,922	259	2,940	59	59
Multi-family residential	—	—	—	119	—	—
Agricultural	4,060	4,060	269	5,215	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$9,166	$9,166	$698	$10,716	$138	$138

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the six months ended June 30, 2014 (in thousands):

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
1-4 family residential	1,002	—	—
Non-farm & non-residential	267		—
Agricultural	2,684	80	80

With an allowance recorded:
Real estate mortgage:
1-4 family residential	1,991	44	44
Multi-family residential	323	5	5
Non-farm & non-residential	3,043	73	73
Agricultural	5,034	19	19

Total	$14,344	$221	$221

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2014 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$1,618	$1,618	$—	$1,147	$25	$25
Non-farm & non-residential	—	—	—	552	—	—
Agricultural	442	442	—	2,696	29	29

With an allowance recorded:
Real estate mortgage
1-4 family residential	480	480	56	990	18	18
Multi-family residential	264	264	94	284	5	5
Non-farm & non-residential	2,958	2,958	136	3,173	115	115
Agricultural	8,037	8,037	712	5,341	116	116

Total	$13,799	$13,799	$998	$14,183	$308	$308

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans for the three months ending June 30, 2015 and June 30, 2014 (in thousands):

	Three Months Ending June 30, 2015
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:

Real estate mortgage:
1-4 family residential	$1,476	$28	$28
Agricultural	322	17	17

With an allowance recorded:
Real estate mortgage:
1-4 family residential	556	5	5
Multi-family residential	47	—	—
Non-farm & non-residential	2,931	30	30
Agricultural	4,025	—	—
Consumer	—	—	—
Other	—	—	—
Total	$9,357	$80	$80

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

	Three Months Ending June 30, 2014
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:

Real estate mortgage:
1-4 family residential	$1,562	$—	$—
Agricultural	2,836	77	77

With an allowance recorded:
Real estate mortgage:
1-4 family residential	1,377	38	38
Multi-family residential	310	1	1
Non-farm & non-residential	3,553	48	48
Agricultural	4,755	19	19

Total	$14,393	$183	$183

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of June 30, 2015 and December 31, 2014:

As of June 30, 2015

(in thousands)

		Loans Past Due
		Over 90 Days	Accruing
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Real estate construction	$138	$—	$—
Real estate mortgage:
1-4 family residential	834	99	474
Multi-family residential	—	131	—
Non-farm & non-residential	380	—	1,803
Agricultural	—	32	3,829
Consumer	15	5	—

Total	$1,367	$267	$6,106

As of December 31, 2014

(in thousands)

		Loans Past Due
		Over 90 Days	Accruing
		Still	Troubled Debt
	Nonaccrual	Accruing	Restructurings

Commercial	$25	$—	$—
Real estate construction	142	—	—
Real estate mortgage:
1-4 family residential	1,390	23	480
Multi-family residential	264	—	—
Non-farm & non-residential	380	—	1,829
Agricultural	4,371	—	3,829
Consumer	5	1	—

Total	$6,577	$24	$6,138

Nonaccrual loans secured by real estate make up 98.9% of the total nonaccruals at June 30, 2015.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of June 30, 2015 and December 31, 2014 by class of loans:

As of June 30, 2015

(in thousands)

	30—59	60—89	Loans Past Due		Total
	Days	Days	Over 90 Days		Past Due &	Loans Not
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$365	$—	$—	$—	$365	$49,871
Real estate construction	—	—	—	138	138	21,182
Real estate mortgage:
1-4 family residential	1,570	381	99	834	2,884	193,331
Multi-family residential	—	—	131	—	131	33,990
Non-farm & non-residential	—	—	—	380	380	157,661
Agricultural	17	6	32	—	55	68,866
Consumer	69	19	5	15	108	16,923
Other	—	—	—	—	—	200

Total	$2,021	$406	$267	$1,367	$4,061	$542,024

As of December 31, 2014

(in thousands)

	30—59	60—89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$92	$—	$—	$25	$117	$47,068
Real estate construction	—	—	—	142	142	16,796
Real estate mortgage:
1-4 family residential	1,531	232	23	1,390	3,176	186,282
Multi-family residential	—	131	—	264	395	34,020
Non-farm & non-residential	67	—	—	380	447	161,375
Agricultural	7	11	—	4,371	4,389	66,956
Consumer	130	25	1	5	161	16,702
Other	—	—	—	—	—	279

Total	$1,827	$399	$24	$6,577	$8,827	$529,478

Troubled Debt Restructurings:

The Company has allocated $387 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2015.  The Company allocated $369 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2014.  The Company has not committed to lend additional amounts as of June 30, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.  All loans which have undergone a troubled debt restructuring modification are performing.  Further, there were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending June 30, 2015 and 2014.

No loans were modified as troubled debt restructurings during the six or three months ending June 30, 2015 and 2014.

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

As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of June 30, 2015

(in thousands)

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$48,623	$1,396	$217	$—
Real estate construction	19,843	1,242	235	—
Real estate mortgage:
1-4 family residential	183,844	6,194	6,121	56
Multi-family residential	33,966	—	155	—
Non-farm & non-residential	151,237	6,074	732	—
Agricultural	60,532	7,605	784	—

Total	$498,045	$22,511	$8,244	$56

As of December 31, 2014

(in thousands)

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$45,602	$1,307	$275	$—
Real estate construction	15,529	1,267	142	—
Real estate mortgage:
1-4 family residential	176,791	5,439	7,068	160
Multi-family residential	33,990	—	425	—
Non-farm & non-residential	154,857	5,178	1,787	—
Agricultural	58,110	7,653	5,581	—

Total	$484,879	$20,844	$15,278	$160

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $20 thousand at June 30, 2015 and $6 thousand at December 31, 2014.

4.  REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Six Months Ended
	June 30
	2015	2014
	(in thousands)

Beginning of year	$4,603	$3,379
Additions	3,334	419
Sales	(4,727)	(1,540)
(Additions) subtractions to valuation allowance, net	385	48

End of period	$3,595	$2,306

Activity in the valuation allowance was as follows:

	Six Months Ended
	June 30
	2015	2014
	(in thousands)

Beginning of year	$1,583	$1,524
Write-downs of other real estate, net	227	10
Reduction from sale	(612)	(58)

End of period	$1,198	$1,476

Expenses related to foreclosed assets include:

	Six Months Ended
	June 30
	2015	2014
	(in thousands)

Net loss (gain) on sales reported in other income	$59	$(70)

Write-downs of other real estate, net	227	10
Operating expenses (receipts), net of rental income	55	13

Repossession expenses, net	282	23

For the period	$341	$(47)

	Three Months Ended
	June 30
	2015	2014
	(in thousands)

Net loss (gain) on sales reported in other income	$20	$(24)

Write-downs of other real estate, net	201	10
Operating expenses (receipts), net of rental income	36	15

Repossession expenses, net	237	25

For the period	$257	$1

5.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Six Months Ended
	June 30
	2015	2014
	(in thousands)

Basic Earnings Per Share
Net Income	$3,637	$3,675
Weighted average common shares outstanding	2,707	2,708
Basic earnings per share	$1.33	$1.36

Diluted Earnings Per Share
Net Income	$3,637	$3,675
Weighted average common shares outstanding	2,707	2,708
Weighted average common and dilutive potential common shares outstanding	2,707	2,708
Diluted earnings per share	$1.33	$1.36

	Three Months Ended
	June 30
	2015	2014
	(in thousands)

Basic Earnings Per Share
Net Income	$2,122	$1,904
Weighted average common shares outstanding	2,707	2,708
Basic earnings per share	$0.77	$0.70

Diluted Earnings Per Share
Net Income	$2,122	$1,904
Weighted average common shares outstanding	2,707	2,708
Weighted average common and dilutive potential common shares outstanding	2,707	2,708
Diluted earnings per share	$0.77	$0.70

Stock options for 2,400 shares of common stock for the six and three months ended June 30, 2015 and 12,725 shares of common stock for the six and three months ended June 30, 2014 were excluded from diluted earnings per share because their impact was antidilutive.

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

Summary of activity in the stock option plan for the first six months of 2015 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	12,625	$30.46
Granted	—	—
Forfeited or expired	(10,225)	30.48
Exercised	—	—
Outstanding, end of period	2,400	$30.38	18.5 months	$—
Vested and expected to vest	2,400	$30.38	18.5 months	$—
Exercisable, end of period	2,400	$30.38	18.5 months	$—

As of June 30, 2015, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 5,385 shares issued during the first six months of 2015 and 7,475 shares issued during the first six months of 2014.  There were no shares forfeited during the first six months of 2015 or 2014.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2015	17,694	$365,586	$20.66
Granted	5,385	147,280	27.35
Vested	(5,175)	(101,767)	19.67
Forfeited	—	—	—

Nonvested at June 30, 2015	17,904	$411,099	$22.96

As of June 30, 2015, there was $349,393 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 3.1 years.  As of June 30, 2015, no additional shares are available for issue under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 465 shares issued during the first six months of 2015 and none in 2014.  There were no shares forfeited during the first six months of 2015 or 2014.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2015	720	$16,704	$23.20
Granted	465	12,718	27.35
Vested	(180)	(4,176)	23.20
Forfeited	—	—	—

Nonvested at June 30, 2015	1,005	$25,246	$25.12

As of June 30, 2015, there was $22,582 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 2.9 years.  As of June 30, 2015, 148,635 shares are still available for issuance.

7.  OTHER BORROWINGS

At December 31, 2014 the Company had a $5 million revolving promissory note with a maturity date of July 26, 2015.  The Company has no outstanding balances related to this promissory note at June 30, 2015 or December 31, 2014. Upon maturity, the Company renewed the revolving promissory note. The new note has similar terms as the original note and matures July 19, 2016.

On July 20, 2015, the Company borrowed $5 million. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments and matures July 20, 2025.

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned (OREO) are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments were $372 thousand as of June 30, 2015 and $25 thousand as of June 30, 2014 and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at June 30, 2015 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$55,078	$—	$55,078	$—
States and municipals	88,195	—	88,195	—
Mortgage-backed - residential	93,908	—	93,908	—
Equity securities	295	295	—	—
Trading Assets	5,400	5,400	—	—
Total	$242,876	$5,695	$237,181	$—

Fair Value Measurements at December 31, 2014 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U. S. government agencies	$60,586	$—	$60,586	$—
States and municipals	89,281	—	89,281	—
Mortgage-backed - residential	96,698	—	96,698	—
Equity securities	296	296	—	—
Trading Assets	5,370	5,370	—	—
Total	$252,231	$5,666	$246,565	$—

There were no transfers between level 1 and level 2 during 2015 or 2014.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real Estate Mortgage:
Non-farm & non-residential	226	—	—	226
Agricultural	44	—	—	44
Other real estate owned:
Residential	1,651	—	—	1,651
Commercial	347			347

Loan servicing rights	277	—	—	277

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real Estate Mortgage:
Multi-family residential	169	—	—	169
Non-farm & non-residential	366	—	—	366
Agricultural	3,729	—	—	3,729

Other real estate owned:
Residential	1,670	—	—	1,670
Loan servicing rights	292	—	—	292

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $270 thousand, which includes a valuation allowance of $270 thousand at June 30, 2015.  During the first six months of 2015, no new loans became impaired.  The total allowance for specific impaired loans decreased $301 thousand for the six months ending June 30, 2015 and decreased $101 thousand for the three months ending June 30, 2015.  During the first six months of 2014, five new loans became impaired resulting in an additional provision for loan losses of $536 thousand.  The total allowance for specific impaired loans increased $106 thousand for the six months ending June 30, 2014 and decreased $28 thousand for the three months ending June 30, 2014.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $2.0 million, which is made up of the outstanding balance of $3.2 million, net of a valuation allowance of $1.2 million at June 30, 2015.  The Company recorded $227 thousand in write-downs of other real estate owned properties for the six months ending June 30, 2015 and $201 thousand for the three months ending June 30, 2015.  The Company recorded $10 thousand in write-downs of other real estate owned properties for the six months and three months ending June 30, 2014.

Loan servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $277 thousand, which is made up of the outstanding balance of $322 thousand, net of a valuation allowance of $45 thousand at June 30, 2015.  The Company recorded a net recovery of prior write-downs of $34 thousand for the six months ending June 30, 2015 and a recovery of prior write-downs totaling $20 thousand for the three months ending June 30, 2015.  For the first six months of 2014, the Company recorded net write-downs of $12 thousand and write-downs totaling $17 thousand for the three months ending June 30, 2014.  At December 31, 2014, loan servicing rights were carried at their fair value of $292 thousand, which is made up of the outstanding balance of $371 thousand, net of a valuation allowance of $79 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

				Range
June 30, 2015	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Non-farm & non-residential	226	sales approach	adjustment for differences between the comparable sales	0%-0% (0%)
Agricultural	44	sales approach	adjustment for differences between the comparable sales	5%-44% (24%)
Other real estate owned:
Residential	1,651	sales comparison	adjustment for differences between the comparable sales	0%-28% (16%)
		income approach	capitalization rate	8%-8%
				(8%)
Commercial	347	income approach	capitalization rate	10%-10%
				(10%)
Loan Servicing Rights	277	discounted cash flow	discount rates	(12%-12%) (12%)

				Range
December 31, 2014	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
Multi-family residential	169	sales comparison	adjustment for differences between the comparable sales	10%-10% (10%)
Non-farm & non-residential	366	sales comparison	adjustment for differences between the comparable sales	0%-0% (0%)
Agricultural	3,729	sales comparison	adjustment for differences between the comparable sales	5%-53% (43%)
Other real estate owned:
Residential	1,670	sales comparison	adjustment for differences between the comparable sales	0%-48% (11%)
		income approach	capitalization rate	8%-10%
				(9%)
Loan Servicing Rights	292	discounted cash flow	discount rates	12%-12% (12%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2015 and December 31, 2014 are as follows:

June 30, 2015:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$16,348	$16,348	$—	$—	$16,348
Interest bearing deposits	1,280	1,280	—	—	1,280
Securities	237,476	295	237,181	—	237,476
Trading Assets	5,400	5,400	—		5,400
Mortgage loans held for sale	1,719	—	1,733	—	1,733
Loans, net	540,135	—	—	537,951	537,951
FHLB Stock	5,981	N/A	N/A	N/A	N/A
Interest receivable	3,661	3	1,296	2,362	3,661

Financial liabilities
Deposits	$644,016	$461,492	$183,880	$—	$645,372
Securities sold under agreements to repurchase and other borrowings	13,690	—	13,697	—	13,697
Federal Funds Purchased	2,456	2,456	—	—	2,456
FHLB advances	100,417	—	95,450	—	95,450
Subordinated Debentures	7,217	—	—	7,204	7,204
Interest payable	658	—	648	10	658

December 31, 2014:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$17,169	$17,169	$—	$—	$17,169
Interest bearing deposits	1,280	1,280			1,280
Securities	246,861	296	246,565	—	246,861
Trading assets	5,370	5,370			5,370
Mortgage loans held for sale	776	—	782	—	782
Loans, net	532,293	—	—	535,213	535,213
FHLB Stock	5,981	N/A	N/A	N/A	N/A
Interest receivable	3,299	—	1,274	2,025	3,299

Financial liabilities
Deposits	$654,869	$470,912	$185,429	$—	$656,341
Securities sold under agreements to repurchase and other borrowings	12,457	—	12,620	—	12,620
FHLB advances	93,785	—	88,373	—	88,373
Subordinated Debentures	7,217	—	—	7,209	7,209
Interest Payable	642		633	9	642

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

9.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (1)  (unaudited) (in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Six Months Ending June 30
	2015	2014
Beginning Balance	$791	$(5,126)
Unrealized holding gains (losses) for the period, net of tax	(1,057)	5,267
Reclassification adjustment for:
Securities gains realized in income	(251)	(433)
Income taxes	(85)	(147)
Securities gains realized in income, net	(166)	(286)
Net current period other comprehensive income	(1,223)	4,981
Ending balance	$(432)	$(145)

(1)         All amounts are net of tax.

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ending June 30
	2015	2014
Beginning Balance	$1,728	$(1,875)
Unrealized holding gains (losses) for the period, net of tax	(2,000)	1,892
Reclassification adjustment for:
Securities gains realized in income, net	(243)	(245)
Income taxes	(83)	(83)
	(160)	(162)
Net current period other comprehensive income	(2,160)	1,730
Ending balance	$(432)	$(145)

(2)         All amounts are net of tax.

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the six months ending June 30, 2015 and 2014:

June 30, 2015

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(251)	Securities gains realized in income, net
	85	Provision for income taxes

	(166)	Net of tax

June 30, 2014

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(433)	Securities gains realized in income, net
	147	Provision for income taxes

	(286)	Net of tax

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the three months ending June 30, 2015 and 2014:

June 30, 2015

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(243)	Securities gains realized in income, net
	83	Provision for income taxes

	(160)	Net of tax

June 30, 2014

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(245)	Securities gains realized in income, net
	83	Provision for income taxes

	(162)	Net of tax

10.  SUBSEQUENT EVENT

Effective with the close of business on July 24, 2015, Kentucky Bancshares completed its purchase of Madison Financial Corporation and its wholly-owned subsidiary Madison Bank, both of which were headquartered in Richmond, Kentucky.  Under terms of an agreement and plan of share exchange dated January 21, 2015, the Company paid 1.1927 shares of Kentucky Bancshares common stock for each issued and outstanding share of Madison Financial Corporation stock.  The transaction was valued at approximately $7.2 million.  Following the acquisition, Madison Bank and its three branch locations, were merged into Kentucky Bank.  At June 30, 2015, Madison Bank had total assets of $119 million, total loans of $81 million and total deposits of $95 million.  Management has not yet completed all of the analyses needed to estimate the fair value of the assets and liabilities acquired, both tangible and intangible.

11.  REPURCHASE AGREEMENTS

Repurchase agreements totaled $13.7 million as of June 30, 2015. Of this, $7.7 million were overnight obligations and $6.0 million had terms extending through May 2019 and an average weighted life of 2.5 years. The Company pledged agency-backed securities with a carrying amount of $16.6 million to secure repurchase agreements as of June 30, 2015.

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

Summary

The Company recorded net income of $3.6 million, or $1.33 basic earnings and diluted earnings per share for the first six months ending June 30, 2015 compared to $3.7 million or $1.36 basic earnings and diluted earnings per share for the six month period ended June 30, 2014.  The first six months earnings reflect a decrease of 1.0% compared to the same time period in 2014.  The decrease in earnings is mostly attributed to an increase of $450 thousand in the provision for loan losses, an increase of $681 thousand in salaries & benefits expense, an increase of $259 thousand in repossession expense due to write-downs of other real estate owned properties secured by real estate totaling $227 thousand, an increase of $120 thousand in legal and professional fees, an increase of $108 thousand in occupancy expense, and an increase of $329 thousand in various other expenses.  Increases in other expenses were primarily attributed to an increase of $129 thousand in losses on other real estate properties and an increase of $77 thousand in credit card interchange expense.  Further, increases in non-interest expenses, particularly legal and professional fees and data processing, are partially attributed to the Company recording nearly $150 thousand in non-interest expense during the first six months of 2015 for expenses related to the acquisition of Madison Financial Corporation. The acquisition was completed on July 24, 2015.  Also contributing to the decrease in income was a decrease of $182 thousand in gains on securities, a decrease of $215 thousand in gains on trading assets and a decrease of $78 thousand in service charges which was primarily overdraft fees. These negative changes to net income during 2015 were partially offset by an increase of $798 thousand in net interest income, an increase of $370 thousand in gains on the sale of mortgage loans, an increase of $155 thousand in debit card interchange income, an increase of $804 thousand in other income and a decrease of $355 thousand in income tax expense.  The increase in other income for the first six months of 2015 was attributed to the Company receiving $747 thousand in June 2015 for restitution related to the settlement of the pension dispute disclosed in prior filings.  The earnings for the three months ending June 30, 2015 were $2.1 million or $0.77 basic and diluted earnings per share compared to $1.9 million or $0.70 basic and diluted earnings per share for the three month period ending June 30, 2014.  The earnings for the three month period in 2015 reflect an increase of 11.5% compared to the same time period in 2014.

Return on average assets was 0.84% for the six months ending June 30, 2015 and 0.94% for the six months ending June 30, 2014.  Return on average assets was 0.99% for the three months ending June 30, 2015 and 0.97% for the three months ending June 30, 2014.  Return on average equity was 9.14% for the six month period ending June 30, 2015 and 10.18% for the six month period ending June 30, 2014.  Return on average equity was 10.64% for the three months ending June 30, 2015 and 10.33% for the same time period in 2014.

Securities available for sale decreased $9.4 million from $246.9 million at December 31, 2014 to $237.5 million at June 30, 2015.  Trading assets totaled $5.4 million both at June 30, 2015 and December 31, 2014 and includes income on the investment totaling $30 thousand during the first six months of 2015 compared to $242 thousand for the six months ending June 30, 2014.  Income (losses) on trading assets totaled $(9) thousand for the three months ending June 30, 2015 compared to $134 thousand for the three months ending June 30, 2014.

Gross Loans increased $7.8 million from $538.3 million on December 31, 2014 to $546.1 million June 30, 2015.  The overall increase in loans is attributed to an increase of $6.8 million in 1-4 family residential loans, an increase of $4.4 million in real estate construction loans and an increase of $3.0 million in commercial loan balances.  Agricultural loan balances decreased $2.4 million.

Total deposits decreased from $654.9 million on December 31, 2014 to $644.0 million on June 30, 2015, a decrease of $10.9 million.  Non-interest bearing demand deposit accounts increased $3.2 million from December 31, 2014 to June 30, 2015.  Time deposits $250 thousand and over increased $2.3 million and other interest bearing deposit accounts decreased $16.3 million from December 31, 2014 to June 30, 2015.

Public fund account balances decreased $32.0 million from December 31, 2014 to June 30, 2015.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.  In addition, during the third quarter of 2015, the Company will be lose a school board account which had total balances with the Company of $23.2 million at June 30, 2015.

Borrowings from the Federal Home Loan Bank increased $6.6 million from December 31, 2014 to June 30, 2015.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $13.6 million for the six months ending June 30, 2015 compared to $12.8 million for the six months ending June 30, 2014, an increase of 6.2%.  The interest spread, excluding tax equivalent adjustments was 3.35% for the first six months of 2015 and down from 3.44% reported for the same period in 2014, a decrease of 9 basis points.  Rates have remained low during the past year.  For the first six months ending June 30, 2015, the cost of total deposits was 0.30% compared to 0.35% for the same time period in 2014.  Increasing non-interest bearing deposit accounts and lowering rates on certificates of deposit accounts have helped to lower the cost of deposits.  Net interest income was $6.9 million for the three months ending June 30, 2015 compared to $6.5 million for the three months ending June 30, 2014, an increase of 5.9%.  The interest spread, excluding tax equivalent adjustments, was 3.37% for the three month period ending June 30, 2015 compared to 3.47% for the three month period in 2013, a decrease of 10 basis points.

For the first six months, the yield on assets decreased from 3.97% in 2014 to 3.86% in 2015, excluding tax equivalent adjustments.  The yield on loans decreased 21 basis points in the first six months of 2015 compared to 2014 from 4.89% to 4.68%.  The yield on securities decreased 11 basis points in the first six months of 2015 compared to 2014 from 2.41% in 2014 to 2.30% in 2015.  The cost of liabilities was 0.50% for the first six months in 2015 compared to 0.53% in 2014.  Year to date average loans, excluding overdrafts, increased $60.4 million, or 12.6% from June 30, 2014 to June 30, 2015.  Loan interest income increased $898 thousand for the first six months of 2015 compared to the first six months of 2014.  Year to date average total deposits increased from June 30, 2014 to June 30, 2015, up $40.6 million or 6.5%.  Year to date average interest bearing deposits increased $17.3 million, or 3.7%, from June 30, 2014 to June 30, 2015.  Deposit interest expense decreased $95 thousand for the first six months of 2015 compared to the same period in 2014.  Year to date average borrowings increased $25.9 million, or 31.6% from June 30, 2014 to June 30, 2015.  Interest expense on borrowed funds increased $175 thousand for the first six months of 2015 compared to the same period in 2014.

The volume rate analysis for the six months ending June 30, 2015 indicates that $2.2 million of the increase in interest income is attributable to an increase in loan volume and $220 thousand of the increase in interest income is attributable to an increase in the volume of our security portfolio.  Further, a decrease in loan rates caused a decrease of $1.3 million in interest income and a decrease in rates in our security portfolio contributed a decrease of $233 thousand in interest income.  The net effect to interest income was an increase of $878 thousand for the first six months of 2015 compared to the same time period in 2014.

Also based on the following volume rate analysis, the lower level of interest rates contributed to a decrease of $287 thousand in interest expense for the comparable six months, while the change in volume in deposits and borrowings, mostly Federal Home Loan Bank advances, was responsible for a $367 thousand increase in interest expense.  The net effect to interest expense was an increase of $80 thousand.  The average rate of the Company’s total outstanding deposits and borrowings slightly decreased from 0.53% in 2014 to 0.50% in 2015.

As a result, the increase in net interest income for the first six months in 2015 is mostly attributed to growth in the Company’s loan and security portfolios.

The volume rate analysis for the three months ending June 30, 2015 indicates that $1.0 million of the increase in interest income is attributable to an increase in loan volume and $106 thousand of the increase in interest income is attributable to an increase in the volume of our security portfolio.  Further, a decrease in loan rates caused a decrease of $569 thousand in interest income and a decrease in rates in our security portfolio contributed a decrease of $127 thousand in interest income.  The net effect to interest income was an increase of $429 thousand for the first three months of 2015 compared to the same time period in 2014.

Also based on the following volume rate analysis, the lower level of interest rates contributed to a decrease of $34 thousand in interest expense for the comparable three months, while the change in volume in deposits and borrowings, mostly Federal Home Loan Bank advances, was responsible for a $79 thousand increase in interest expense.  The net change in interest expense for the comparable three month period was an increase of $45 thousand.

The increase in net interest income for the three months ending June 30, 2015 compared to the same period in 2014 is attributed to growth in the Company’s loan and security portfolios.

The accompanying analyses of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2015 for the comparable six months and three months.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	Six Months Ending
	2015 vs. 2014
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$2,178	$(1,280)	$898
Investment Securities	220	(233)	(13)
Other	(8)	1	(7)
Total Interest Income	2,390	(1,512)	878
INTEREST EXPENSE
Deposits
Demand	24	(21)	3
Savings	8	(20)	(12)
Negotiable Certificates of Deposit and Other Time Deposits	(9)	(77)	(86)
Securities sold under agreements to repurchase and other borrowings	(1)	—	(1)
Federal Home Loan Bank advances	345	(169)	176
Total Interest Expense	367	(287)	80
Net Interest Income	$2,023	$(1,225)	$798

	Three Months Ending
	2015 vs. 2014
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change

INTEREST INCOME
Loans	$1,019	$(569)	$450
Investment Securities	106	(127)	(21)
Other	6	(6)	—
Total Interest Income	1,131	(702)	429
INTEREST EXPENSE
Deposits
Demand	13	(9)	4
Savings	3	(9)	(6)
Negotiable Certificates of Deposit and Other Time Deposits	(63)	23	(40)
Securities sold under agreements to repurchase and other borrowings	(2)	2	—
Federal Home Loan Bank advances	128	(41)	87
Total Interest Expense	79	(34)	45
Net Interest Income	$1,052	$(668)	$384

Non-Interest Income

Non-interest income increased $955 thousand for the six months ending June 30, 2015, compared to the same period in 2014, to $5.9 million.  For the three month period ending June 30, 2015 compared to the three months ending June 30, 2014, total non-interest income increased $954 thousand.

Decreases to non-interest income for the six month period ending June 30, 2015 compared to the six months ending June 30, 2014 included a decrease of $215 thousand in gains on trading assets, a decrease $182 thousand in gains on the sale of securities and a decrease of $78 thousand in service charges.  Favorable variances to non-interest income for the first six months of 2015 included, an increase of $804 thousand in other income due to restitution received for a legal dispute, an increase of $370 thousand in gains on the sale of mortgage loans, an increase of $155 thousand in debit card interchange income, an increase of $75 thousand in trust fee income and an increase of $74 thousand in net loan servicing fee income.

For the three months ending June 30, 2015 compared to the same period in 2014, decreases to non-interest income included a decrease of $74 thousand in brokerage fee income.  Favorable variances for the three months ending June 30, 2015 compared to the same period in 2014 included an increase of $777 thousand in other income due to restitution received for a legal dispute, an increase of $200 thousand in gains on the sale of mortgage loans, an increase of $93 thousand in debit card interchange income and an increase of $50 thousand in loan service fee income.

The gain on the sale of mortgage loans increased from $398 thousand during the first six months of 2014 to $768 thousand during the first six months of 2015, an increase of $370 thousand.  For the three months ending June 30, 2015 compared to the same time period in 2014, the gain on the sale of mortgage loans increased $200 thousand.  The volume of loans originated to sell during the first six months of 2015 increased $10.8 million compared to the same time period in 2014.  For the three months ending June 30, 2015, the volume of loans originated for sale increased $8.0 million compared to the same three months in 2014.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization and impairment expense, was $108 thousand for the six months ending June 30, 2015 compared to $34 thousand for the six months ending June 30, 2014, an increase of $74 thousand.  For the three month period ending June 30, 2015, loan service fee income, net of amortization and impairment expense, was $55 thousand compared to $5 thousand for the same time period one year ago.  During the first six months of 2015, the market value adjustment to the carrying value of the mortgage servicing right was a positive net amount of $34 thousand, as the fair value of this asset increased.  Of this, a positive valuation adjustment of $14 thousand was recorded in the first quarter of 2015 and a positive valuation adjustment of $20 thousand was recorded during the second quarter of 2015.  During the first six months of 2014, the carrying value of the mortgage servicing right was written down a net amount of $12 thousand, as the fair value of this asset decreased.  Of this, a positive valuation adjustment of $5 thousand was recorded in the first quarter of 2014 and a negative valuation adjustment of $17 thousand was recorded during the second quarter of 2014.

Non-Interest Expense

Total non-interest expense increased $1.7 million for the six month period ending June 30, 2015 compared to the same period in 2014.  For the three month period ending June 30, 2015 compared to the three months ending June 30, 2014, total non-interest expense increased $933 thousand.

For the comparable six month periods, salaries and benefits increased $681 thousand, an increase of 9.4%.  The number of full time equivalent employees at June 30, 2015 was 228 compared to 219 one year ago. The increase in salaries and benefits was largely due to an increase in incentive compensation expense attributed to the Bank performing favorably in regards to benchmarks set forth in the incentive compensation plan.  Salaries and employee benefits increased $489 thousand, or 13.4%, for the three month period ending June 30, 2015 compared to the same time period in 2014.

Occupancy expenses increased $108 thousand to $1.8 million for the first six months of 2015 compared to the same time period in 2014.  Expenses associated with purchasing equipment with an initial cost of less than $1 thousand increased $47 thousand, computer maintenance expense increased $36 thousand and building maintenance expense increased $17 thousand.  Occupancy expenses increased $24 thousand for the three month period ending June 30, 2015 compared to the same time period in 2014.

Legal and professional fees increased $120 thousand for the first six months ending June 30, 2015 compared to the same time period in 2014 and decreased $29 thousand for the comparable three month period.  An increase of approximately $53 thousand for the first six months of 2015 in legal and professional fees was attributed to the acquisition of Madison Financial Corporation.  The acquisition was completed on July 24, 2015.  Repossession expenses increased $259 thousand for the first six months ending June 30, 2015 compared to the same time period in 2014 and increased $212 thousand for the comparable three month period.  Repossession expenses are reported net of rental income earned on repossessed properties.  Net repossession expenses were higher during the first six months of 2015 when compared to 2014 due to net write-downs totaling $227 thousand in 2015 compared to net write-downs of $10 thousand in 2014.  FDIC insurance expense increased $33 thousand for the six months ending June 30, 2015 compared to the same time period in 2014 and $5 thousand for the comparable three month period.

Income Taxes

The effective tax rate for the six months ending June 30, 2015 was 7.8% compared to 15.2% in 2014.  The effective tax rate for the three months ending June 30, 2015 was 12.6% compared to 16.2% for the three months ending June 30, 2014.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.  Income tax expense decreased $355 thousand for the six months ending June 30, 2015 compared to the first six months in 2014.  Income tax expense decreased due to the implementation of the captive insurance subsidiary that generated $542 thousand of tax-exempt income during the six months of 2015.  The captive insurance subsidiary was established during the third quarter of 2014.  Income tax expense also decreased due to lower book earnings than in the same quarter in the previous year and the permanent book-tax differences remained the same except as otherwise noted.  Tax-exempt interest income increased $18 thousand for the first six months of 2015 compared to the first six months of 2014.  Further, for the first six months of 2015, the Company had tax credits totaling $306 thousand for investments made in low income housing projects which represented an increase of $29 thousand compared to similar tax credits for the first six months of 2014.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the six months ending June 30, 2015, the Company averaged $90.0 million in tax free securities and $18.2 million in tax free loans.  As of June 30, 2015, the weighted average remaining maturity for the tax free securities is 123 months, while the weighted average remaining maturity for the tax free loans is 192 months.

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

Cash and cash equivalents were $16.3 million as of June 30, 2015 compared to $17.2 million at December 31, 2014.  The decrease in cash and cash equivalents is mostly attributed to a decrease of $628 thousand in cash and due from banks.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $237.5 million at June 30, 2015 compared to $246.9 million at December 31, 2014.  Securities classified as trading assets totaled $5.4 million both at June 30, 2015 December 31, 2014.

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

For the first six months of 2015, deposits decreased $10.9 million. The Company’s investment portfolio decreased $9.4 million and the Company’s loan portfolio increased $7.8 million.  The Company’s borrowed funds from the Federal Home Loan Bank increased $6.6 million from December 31, 2014 to June 30, 2015.  The Company had outstanding federal funds purchased totaling $2.5 million at June 30, 2015 and $0 at December 31, 2014.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of June 30, 2015, we have sufficient collateral to borrow an additional $39 million from the Federal Home Loan Bank.  In addition, as of June 30, 2015, $29 million is available in overnight borrowing through various correspondent banks and the Company has access to $273 million in brokered deposits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier 1 Capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of June 30, 2015 and December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier 1 risk based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands
June 30, 2015
Consolidated

Total Capital (to Risk-Weighted Assets)	$79,318	13.1%	$48,325	8.0%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	73,281	12.1	36,244	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	66,281	11.0	27,183	4.5	N/A	N/A
Tier I Capital (to Average Assets)	73,281	8.7	33,783	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$76,174	12.6%	$48,298	8.0%	$60,373	10.0%
Tier I Capital (to Risk-Weighted Assets)	70,136	11.6	36,224	6.0	48,298	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	70,136	11.6	27,168	4.5	39,242	6.5
Tier I Capital (to Average Assets)	70,136	8.3	33,717	4.0	42,146	5.0

December 31, 2014
Consolidated
Total Capital (to Risk-Weighted Assets)	$77,016	13.1%	$47,208	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	70,917	12.0	23,604	4.0	N/A	N/A
Tier I Capital (to Average Assets)	70,917	8.7	32,497	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$74,575	12.6%	$47,184	8.0%	$58,980	10.0%
Tier I Capital (to Risk-Weighted Assets)	68,476	11.6	23,592	4.0	35,388	6.0
Tier I Capital (to Average Assets)	68,476	8.4	32,442	4.0	40,553	5.0

Non-Performing Assets

As of June 30, 2015, our non-performing assets totaled $11.3 million or 1.33% of assets compared to $17.3 million or 2.03% of assets at December 31, 2014 (See table below.)  The Company experienced a decrease of $5.2 million in non-accrual loans from December 31, 2014 to June 30, 2015.  As of June 30, 2015, non-accrual loans include $834 thousand in loans secured by 1-4 family properties, $380 thousand in loans secured by non-farm and non-residential properties and $138 thousand in loans secured by real estate construction loans.  Real estate loans composed 98.9% of the non-performing loans as of June 30, 2015 and 99.6% as of December 31, 2014.  Forgone interest income on non-accrual loans totaled $18 thousand for the first six months of 2015 compared to forgone interest of $59 thousand for the same time period in 2014.  Accruing loans that are contractually 90 days or more past due as of June 30, 2105 totaled $267 thousand compared to $24 thousand at December 31, 2014, an increase of $243 thousand.

Total nonperforming and restructured loans decreased $5.0 million from December 31, 2014 to June 30, 2015.  The decrease in total non-performing loan balances is mostly attributed to one loan customer who had three loans totaling $4.0 million on non-accrual at December 31, 2014.  These loan balances were moved to other real estate owned during the first three months of 2015 and subsequently sold.  The decrease in non-accrual loan balances contributed to the decrease in the ratio of nonperforming and restructured loans to loans which decreased 94 basis points to 1.42% from December 31, 2014 to June 30, 2015.

In addition, the amount the Company has recorded as other real estate owned decreased $1.0 million from December 31, 2014 to June 30, 2015.  As of June 30, 2015, the amount recorded as other real estate owned totaled $3.6 million compared to $4.6 million at December 31, 2014.  During the first six months of 2015, $3.3 million in loan balances were foreclosed upon and added to other real estate properties while $4.7 million in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 35% at December 31, 2014 to 52% at June 30, 2015.

Nonperforming and Restructured Assets

	6/30/15	12/31/14
	(in thousands)

Non-accrual Loans	$1,367	$6,577
Accruing Loans which are Contractually past due 90 days or more	267	24
Accruing Troubled Debt Restructurings	6,107	6,138
Total Nonperforming and Restructured Loans	7,741	12,739
Other Real Estate	3,595	4,604
Total Nonperforming and Restructured Loans and Other Real Estate	$11,336	$17,343
Nonperforming and Restructured Loans as a Percentage of Loans	1.42%	2.36%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	1.33%	2.03%
Allowance as a Percentage of Period-end Loans	1.09%	1.12%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	52%	35%

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

Provision for Loan Losses

The loan loss provision for the first six months of 2015 was $650 thousand compared to $200 thousand for the first six months of 2014.  The loan loss provision was $350 thousand for the three months ending June 30, 2015 compared to $100 thousand for the three months ending June 30, 2014.  The increase in the total loan loss provision during the first six months of 2015 compared to the same time period in 2014 is attributed to growth in the Bank’s loan portfolio and having a significant recovery of $367 thousand during the first quarter of 2014 for a loan that was charged off in a prior year.

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

Nonperforming loans and restructured loans decreased $5.0 million since December 31, 2014 to $7.7 million as of June 30, 2015.  Other real estate properties owned decreased $1.0 million over this same time period.   Additions to Other real estate properties totaled $3.3 million, of which $283 thousand was included in other assets at December 31, 2014, while sales totaled $4.7 million and negative valuation adjustments totaled $227 thousand.

Net charge-offs were $712 thousand for the six months ending June 30, 2015 and $27 thousand for the six months ending June 30, 2014.  Net charge-offs were $320 thousand for the three months ending June 30, 2015 and $102 thousand for the three months ending June 30, 2014.  During the first quarter of 2014, the Company recorded a recovery of $367 for one loan which was previously charged-off.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.  Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Six Months Ended June 30
	(in thousands)
	2015	2014

Balance at Beginning of Period	$6,012	$5,441
Amounts Charged-off:
Commercial	25	200
1-4 family residential	152	88
Multi-family residential	94	—
Agricultural	242	—
Consumer and other	656	355
Total Charged-off Loans	1,169	643
Recoveries on Amounts
Previously Charged-off:
Real Estate Construction	2	8
1-4 family residential	5	16
Multi-family residential	2	—
Non-farm & non-residential	—	367
Agricultural	12	25
Consumer and other	436	200
Total Recoveries	457	616
Net Charge-offs	712	27
Provision for Loan Losses	650	200
Balance at End of Period	5,950	5,614
Loans
Average	540,316	480,557
At June 30	546,085	496,134
As a Percentage of Average Loans:
Net Charge-offs for the period	0.13%	0.01%
Provision for Loan Losses for the period	0.12%	0.04%
Allowance as a Multiple of
Net Charge-offs annualized	4.2	104.0

Loan Losses

	Three Months Ended June 30
	(in thousands)
	2015	2014

Balance at Beginning of Period	$5,920	$5,616
Amounts Charged-off:
1-4 family residential	120	25
Multi-family residential	94	—
Consumer and other	333	181
Total Charged-off Loans	547	206
Recoveries on Amounts
Previously Charged-off:
Real Estate Construction	—	4
1-4 family residential	2	4
Multi-family residential	2	—
Agricultural	11	1
Consumer and other	212	95
Total Recoveries	227	104
Net Charge-offs	320	102
Provision for Loan Losses	350	100
Balance at End of Period	5,950	5,614
Loans
Average	543,634	486,609
At June 30	546,085	496,134
As a Percentage of Average Loans:
Net Charge-offs for the period	0.06%	0.02%
Provision for Loan Losses for the period	0.06%	0.02%
Allowance as a Multiple of
Net Charge-offs annualized	4.6	13.8

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

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of June 30, 2015, the projected percentage changes are within limits approved by our Board of Directors (“Board”).  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is slightly lower in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of June 30, 2015 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (7/15 – 6/16)
Net interest income	$26,878	$27,629	$27,713	$27,663
Net interest income dollar change	(750)	N/A	84	35
Net interest income percentage change	-2.7%	N/A	0.3%	0.1%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of June 30, 2014 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (7/14 – 6/15)
Net interest income	$25,144	$25,898	$26,096	$26,137
Net interest income dollar change	(754)	N/A	198	239
Net interest income percentage change	-2.9%	N/A	0.8%	0.9%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from June 30, 2015, year one reflected a decline in net interest income of 2.7% with a 100 basis point decline compared to the 2.9% decline in 2014.  The 100 basis point increase in rates reflected a 0.3% increase in net interest income in 2015 compared to an increase of 0.8% in 2014.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the June 30, 2015 balance sheet, a 100 basis point increase in rates results in a 10.9% decrease in EVE.  A 100 basis point decrease in rates results in a 0.1% decrease in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

4/1/15 – 4/30/15	—	$—	—	82,890 shares

5/1/15 – 5/31/15	—	—	—	82,890 shares

6/1/15 – 6/30/15	—	—	—	82,890 shares

Total	—	$—	—	82,890 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through June 30, 2015, 317,110 shares have been purchased.

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

101*                    The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 13, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the six and three months ended June 30, 2015 and June 30, 2014, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 and (v) Notes to Consolidated Financial Statements.

*Pursuant to Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 11 of the Securities Act of 1933 and Section 12 of the Exchange Act of 1934, or otherwise subject to the liability of those sections, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY BANCSHARES, INC.

Date	8/13/15	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	8/13/15	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer