Form 10-Q
period 2015-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2015-11-16
CIK 1000232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2015

or

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒  (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding as of October 31, 2015:  2,989,205.

KENTUCKY BANCSHARES, INC.

Item 1 - Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	9/30/2015	12/31/2014
Assets
Cash and due from banks	$19,752	$16,771
Federal funds sold	3,129	398
Cash and cash equivalents	22,881	17,169
Interest bearing time deposits	4,874	1,280
Securities available for sale	238,600	246,861
Trading Assets	5,480	5,370
Mortgage loans held for sale	1,520	776
Loans	612,504	538,305
Allowance for loan losses	(6,142)	(6,012)
Net loans	606,362	532,293
Federal Home Loan Bank stock	7,034	5,981
Real estate owned, net	3,384	4,603
Bank premises and equipment, net	16,865	16,479
Interest receivable	3,888	3,299
Mortgage servicing rights	1,270	1,209
Goodwill	13,117	13,117
Other intangible assets	853	177
Other assets	7,414	6,595
Total assets	$933,542	$855,209

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$201,644	$176,743
Time deposits, $250,000 and over	58,710	52,913
Other interest bearing	450,651	425,213
Total deposits	711,005	654,869
Repurchase agreements	19,918	12,457
Federal funds purchased	4,300	—
Short-term Federal Home Loan Bank advances	—	10,000
Long-term Federal Home Loan Bank advances	90,991	83,785
Other borrowings	5,000	—
Subordinated debentures	7,217	7,217
Interest payable	783	642
Other liabilities	5,739	8,297
Total liabilities	844,953	777,267

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,988,205 and 2,720,098 shares issued and outstanding on September 30, 2015 and December 31, 2014	19,584	12,662
Retained earnings	67,448	64,489
Accumulated other comprehensive income	1,557	791
Total stockholders’ equity	88,589	77,942
Total liabilities & stockholders’ equity	$933,542	$855,209

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Nine Months Ending
	9/30/2015	9/30/2014
INTEREST INCOME:
Loans, including fees	$19,649	$17,757
Securities
Taxable	2,180	1,941
Tax exempt	2,029	2,133
Trading assets	127	129
Other	222	210
Total interest income	24,207	22,170
INTEREST EXPENSE:
Deposits	1,499	1,557
Repurchase agreements and other borrowings	122	72
Federal Home Loan Bank advances	1,187	1,003
Subordinated debentures	175	172
Total interest expense	2,983	2,804
Net interest income	21,224	19,366
Provision for loan losses	1,025	500
Net interest income after provision	20,199	18,866
NON-INTEREST INCOME:
Service charges	3,210	3,223
Loan service fee income, net	153	63
Trust department income	788	717
Gain on sale of available for sale securities, net	410	514
Gain (loss) on trading assets	(16)	196
Gain on sale of mortgage loans	1,172	715
Brokerage income	431	422
Debit card interchange income	1,813	1,543
Bargain purchase gain	141	—
Other	780	34
Total other income	8,882	7,427
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,176	11,013
Occupancy expenses	2,887	2,526
Repossession expenses, net	343	163
FDIC Insurance	436	403
Legal and professional fees	790	765
Data processing	1,000	1,005
Debit card expenses	872	698
Amortization	146	104
Advertising and marketing	700	653
Taxes other than payroll, property and income	728	647
Telephone	230	256
Postage	266	236
Loan fees	264	273
Acquisition expenses	858	—
Other	1,798	1,452
Total other expenses	23,494	20,194
Income before taxes	5,587	6,099
Income taxes	409	704
Net income	$5,178	$5,395
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	766	5,080
Comprehensive Income	$5,944	$10,475
Earnings per share
Basic	$1.85	$1.99
Diluted	1.85	1.99
Dividends per share	0.78	0.75

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Three Months Ending
	9/30/2015	9/30/2014
INTEREST INCOME:
Loans, including fees	$7,094	$6,100
Securities
Taxable	755	586
Tax exempt	663	682
Trading assets	44	49
Other	85	65
Total interest income	8,641	7,482
INTEREST EXPENSE:
Deposits	520	483
Repurchase agreements and other borrowings	75	24
Federal Home Loan Bank advances	388	380
Subordinated debentures	60	57
Total interest expense	1,043	944
Net interest income	7,598	6,538
Provision for loan losses	375	300
Net interest income after provision	7,223	6,238
NON-INTEREST INCOME:
Service charges	1,215	1,150
Loan service fee income, net	45	29
Trust department income	252	256
Gain on sale of available for sale securities, net	159	81
Gain (loss) on trading assets	37	34
Gain on sale of mortgage loans	404	317
Brokerage income	189	132
Debit card interchange income	649	534
Bargain purchase gain	141	—
Other	(101)	(43)
Total other income	2,990	2,490
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,232	3,750
Occupancy expenses	1,101	848
Repossession expenses, net	61	140
FDIC Insurance	135	135
Legal and professional fees	267	307
Data processing	329	337
Debit card expenses	323	202
Amortization	85	30
Advertising and marketing	275	212
Taxes other than payroll, property and income	269	225
Telephone	85	80
Postage	95	79
Loan fees	67	113
Acquisition expense	721	—
Other	524	507
Total other expenses	8,569	6,965
Income before taxes	1,644	1,763
Income taxes	103	43
Net income	$1,541	$1,720
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	1,989	99
Comprehensive Income	$3,530	$1,819
Earnings per share
Basic	$0.52	$0.63
Diluted	0.52	0.63
Dividends per share	0.26	0.25

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share information)

						Accumulated
						Other	Total
	—Common Stock(1)—		— Preferred Stock—		Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Earnings	Income	Equity

Balances, January 1, 2015	2,720,098	$12,662	—	$—	$64,489	$791	$77,942

Assumption of Madison Financial Corporation preferred stock	—	—	12,047	4,390	—	—	4,390

Redemption of Madison Financial Corporation preferred stock	—	—	(12,047)	(4,390)	—	—	(4,390)

Common stock issued, net of forfeitures Stock grants of 5,850 shares, stock gifts of 22 shares and stock forfeitures of 153 shares)	5,719	2	—	—	—	—	2

Shares issued to acquire Madison Financial Corporation, net of issuance costs	263,361	6,827	—	—	—	—	6,827

Stock based compensation expense	—	99	—	—	—	—	99

Common stock purchased and retired	(973)	(6)	—	—	(25)	—	(31)

Net change in unrealized gain (loss) on securities available for sale, net of tax and reclassifications	—	—	—	—	—	766	766

Net income	—	—	—	—	5,178	—	5,178

Dividends declared - $0.78 per share	—	—	—	—	(2,194)	—	(2,194)

Balances, September 30, 2015	2,988,205	$19,584	—	$—	$67,448	$1,557	$88,589

(1) Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

(in thousands)

	Nine Months Ending
	9/30/2015	9/30/2014
Cash Flows From Operating Activities
Net Income	$5,178	$5,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,439	1,357
Securities amortization (accretion), net	741	476
Stock based compensation expense	99	83
Provision for loan losses	1,025	500
Securities available for sale gains, net	(410)	(514)
Net change in trading assets	(110)	(5,325)
Originations of loans held for sale	(38,991)	(26,655)
Proceeds from sale of loans	39,419	26,839
Losses (gains) on sale of fixed assets	(4)	—
Losses (gains) on other real estate	(5)	(134)
Gain on sale of mortgage loans	(1,172)	(715)
Bargain purchase gain	(141)	—
Write-downs of other real estate, net	252	64
Changes in:
Interest receivable	(280)	99
Other assets	(1,379)	872
Interest payable	82	(79)
Other liabilities	(1,659)	(2,125)
Net cash from operating activities	4,084	138
Cash Flows From Investing Activities
Acquisition of Madison Financial Corporation, net	3,514	—
Net change in interest bearing time deposits	(615)	—
Purchases of securities available for sale	(20,310)	(41,495)
Proceeds from sales of securities	21,579	53,555
Proceeds from principal payments, maturities and calls of securities	34,360	11,928
Net change in loans	(585)	(44,225)
Proceeds from redemption of Federal Home Loan Bank stock	—	750
Purchases of bank premises and equipment	(705)	(895)
Proceeds from sale of bank premises & equipment	7	—
Proceeds from the sale of other real estate	4,812	1,752
Net cash from investing activities	42,057	(18,630)
Cash Flows From Financing Activities:
Net change in deposits	(39,687)	(29,082)
Net change in repurchase agreements and other borrowings	5,516	1,198
Short-term advances from Federal Home Loan Bank	130,000	175,000
Payment on short-term Federal Home Loan Bank advances	(140,000)	(150,000)
Long-term advances from Federal Home Loan Bank	14,709	27,277
Payments on long-term Federal Home Loan Bank advances	(7,503)	(9,687)
Proceeds from note payable	5,000	—
Redemption of acquired preferred shares and unpaid dividends and interest	(6,066)	—
Issue costs paid for common shares issued	(176)	—
Proceeds from issuance of common stock	2	—
Purchase of common stock	(30)	(91)
Dividends paid	(2,194)	(2,041)
Net cash from financing activities	(40,429)	12,574
Net change in cash and cash equivalents	5,712	(5,918)
Cash and cash equivalents at beginning of period	17,169	23,160
Cash and cash equivalents at end of period	$22,881	$17,242
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$2,842	$2,883
Income taxes	—	1,000

Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$3,394	$1,651

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

Acquisition:  On July 24, 2015, the Company acquired Madison Financial Corporation (“MFC”) and its wholly-owned subsidiary, Madison Bank (“MB”).  MFC was headquartered in Richmond, Kentucky with approximately $116.0 million in total assets and operated 3 financial centers. The acquisition expanded the Company’s presence into Madison County, Kentucky with minimal overlap of its existing market footprint. The total purchase price for MFC was $6.8 million net of capital stock issuance cost, consisting of the issuance of 263,361 shares of the Company’s common stock valued at $6.8 million net of capital stock issuance cost, and $3 thousand in cash for fractional shares.  The acquisition was accounted for under the acquisition method of acounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while approximately $900 thousand of transaction and integration costs associated with the acquisition were expensed as incurred. Of the total purchase price, $0 was allocated to goodwill and $141 thousand was recorded for a bargain purchase gain.

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

Purchased Credit Impaired Loans:  As part of the Madison Financial Corporation acquisition, the Company purchased loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination.

The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).

The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

2.  ACQUISITION OF MADISON FINANCIAL CORPORATION

On July 24, 2015, the Company acquired Madison Financial Corporation and its wholly-owned subsidiary, Madison Bank, both of which were headquartered in Richmond, Kentucky.  As a result of the acquisition the Company expanded its presence into central Kentucky with minimal overlap of its existing market footprint and generate long-term value for the Company shareholders.  Madison Bank had $116.0 million in total assets and operated three financial centers.

The total purchase price for Madison Financial Corporation was $6.8 million net of capital stock issuance cost, consisting of $3 thousand cash for fractional shares and the issuance of 263,361 shares of the Company’s common stock valued at $6.8 million net of capital stock issuance cost.  The acquisition was accounted for under the acquisition method of accounting.  Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while approximately $900 thousand of transaction and integration costs associated with the acquisition were expensed as incurred.  Of the total purchase price, $0 was allocated to goodwill.

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Madison Financial Corporation acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$3,517
Interest-bearing deposits in other financial institutions	2,979
Securities available for sale	27,704
Loans	77,620
Federal Home Loan Bank Stock	1,053
Accrued interest receivable	309
Premises and equipment	789
Other real estate	445
Deferred tax assets	647
Core deposit intangible asset	800
Other assets	115

Total assets acquired	$115,978

Deposits	$95,823
Other borrowings	6,245
Accrued interest payable	59
Other liabilities	817
Total liabilities assumed	$102,944

Liquidation amount of preferred stock including unpaid dividends and interest	6,066

Total identifiable net assets	$6,968
Bargain purchase gain	$(141)
$6,827

The fair value of net assets acquired includes fair value adjustments to certain loan receivables that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these loans will be collected.  As such, these loan receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchase credit impaired loans, which have shown evidence of credit deterioration since origination.  Loan receivables acquired that were not subject to these requirements include non-impaired loans with a fair value and gross contractual amounts receivable of $73.6 million and $74.7 million as of the date of acquisition.  The company is still in process of gathering information about the day one fair value of assets acquired and liabilities assumed which are subject to change during the measurement period.

3.  SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

September 30, 2015
U.S. government agencies	$51,671	$210	$(185)	$51,696
States and political subdivisions	84,914	2,414	(287)	87,041
Mortgage-backed - residential	99,625	559	(716)	99,468
Equity securities	368	27	—	395
Total	$236,578	$3,210	$(1,188)	$238,600

December 31, 2014
U.S. government agencies	$61,721	$1	$(1,136)	$60,586
States and political subdivisions	86,322	3,234	(275)	89,281
Mortgage-backed - residential	97,349	267	(918)	96,698
Equity securities	270	26	—	296
Total	$245,662	$3,528	$(2,329)	$246,861

The amortized cost and fair value of securities at September 30, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 8.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$40	$40
Due after one year through five years	22,352	22,468
Due after five years through ten years	64,933	65,724
Due after ten years	49,260	50,505
	136,585	138,737
Mortgage-backed - residential	99,625	99,468
Equity	368	395
Total	$236,578	$238,600

Proceeds from sales of securities during the first nine months of 2015 and 2014 were $21.6 million and $53.6 million.  Gross gains of $413 thousand and $914 thousand and gross losses of $3 and $400 thousand were realized on those sales, respectively.  The tax provision related to these realized net gains was $139 and $175 thousand, respectively.  Proceeds from sales of securities during the three months ending September 30, 2015 and September 30, 2014 were $12.5 million and $13.5 million.  Gross gains of $162 thousand and $129 thousand and gross losses of $3 thousand and $48 thousand were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $54 thousand and $28 thousand, respectively.

Securities with unrealized losses September 30, 2015 and at December 31, 2014 not recognized in income are as follows:

September 30, 2015

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$8,815	$(33)	$19,404	$(152)	$28,219	$(185)
States and municipals	8,453	(118)	7,166	(169)	15,619	(287)
Mortgage-backed - residential	38,558	(493)	12,346	(223)	50,904	(716)

Total temporarily impaired	$55,826	$(644)	$38,916	$(544)	$94,742	$(1,188)

December 31, 2014

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$12,528	$(176)	$45,066	$(960)	$57,594	$(1,136)
States and municipals	5,011	(27)	9,738	(248)	14,749	(275)
Mortgage-backed - residential	46,685	(572)	18,747	(346)	65,432	(918)

Total temporarily impaired	$64,224	$(775)	$73,551	$(1,554)	$137,775	$(2,329)

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

TRADING ASSETS

The trading assets of $5.5 million are primarily comprised of municipal securities which are held for a minimal period of time.

4. LOANS

Loans at period-end are as follows:

(in thousands)	9/30/15	12/31/14

Commercial	$51,905	$47,185
Real estate construction	27,305	16,938
Real estate mortgage:
1-4 family residential	217,498	189,458
Multi-family residential	38,768	34,415
Non-farm & non-residential	187,033	161,822
Agricultural	70,754	71,345
Consumer	19,082	16,863
Other	159	279
Total	$612,504	$538,305

As discussed under Footnote 2 “Acquisition”, the above loan balances include loans purchased in the Madison Financial Corporation acquisition.  All loan balances acquired in the Madison Financial Corporation acquisition have no allocated allowance for loan losses. The composition of loans acquired as of September 30, 2015 is as follows:

9/30/15

Commercial	$2,073
Real estate construction	5,822
Real estate mortgage:
1-4 family mortgage	20,837
Multi-family residential	5,729
Non-farm & non-residential	29,668
Agricultural	2,793
Consumer	1,283
Total	$68,205

Activity in the allowance for loan losses for the nine month and three month periods indicated was as follows:

	Nine Months Ended September 30, 2015
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$339	$30	$—	$116	$425
Real estate Construction	446	—	6	46	498
Real estate mortgage:
1-4 family residential	1,829	241	8	260	1,856
Multi-family residential	495	94	27	12	440
Non-farm & non-residential	813	—	8	221	1,042
Agricultural	998	242	20	(92)	684
Consumer	520	195	35	196	556
Other	32	768	571	231	66
Unallocated	540	—	—	35	575
	$6,012	$1,570	$675	$1,025	$6,142

	Three Months Ended September 30, 2015
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$399	$5	$—	$31	$425
Real estate construction	476	—	4	18	498
Real estate mortgage:
1-4 family residential	1,807	89	3	135	1,856
Multi-family residential	442	—	25	(27)	440
Non-farm & non-residential	1,074	—	8	(40)	1,042
Agricultural	578	—	8	98	684
Consumer	534	32	8	46	556
Other	55	275	162	124	66
Unallocated	585	—	—	(10)	575
	$5,950	$401	$218	$375	$6,142

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	9/30/15	12/31/14

Commercial	$2	$—
Real estate mortgage:
1-4 family residential	2,584	—
Non-farm & non-residential	1,034	—
Agricultural	4	—
	$3,624	$—

There was no associated allowance for loan losses as of September 30, 2015 or December 31, 2014 for purchased credit impaired loans. The contractual value of these loans was $4.6 million at September 30, 2015.

Accretable yield, or income expected to be collected, is as follows:

	Three months ended		Nine Months Ended
	9/30/15	9/30/14	9/30/15	9/30/14

Balance, beginning of period	$—	$—	$—	$—
New loans purchased	514	—	514	—
Accretion of income	—	—	—	—
Balance, end of period	$514	$—	$514	$—

	Nine Months Ended September 30, 2014
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$230	$200	$—	$213	$243
Real estate Construction	358	—	11	18	387
Real estate mortgage:
1-4 family residential	2,169	179	55	(27)	2,018
Multi-family residential	427	42	—	86	471
Non-farm & non-residential	564	—	367	(167)	764
Agricultural	578	18	27	103	690
Consumer	548	201	58	139	544
Other	51	398	285	139	77
Unallocated	516	—	—	(4)	512
	$5,441	$1,038	$803	$500	$5,706

	Three Months Ended September 30, 2014
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$231	$—	$—	$12	$243
Real estate Construction	359	—	3	25	387
Real estate mortgage:
1-4 family residential	2,324	91	39	(254)	2,018
Multi-family residential	327	42	—	186	471
Non-farm & non-residential	734	—	—	30	764
Agricultural	546	18	2	160	690
Consumer	543	48	17	32	544
Other	33	196	126	114	77
Unallocated	517	—	—	(5)	512
	$5,614	$395	$187	$300	$5,706

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.6 million as of September 30, 2015 and $2.0 million at December 31, 2014) in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014:

	Individually	Collectively	Purchased
As of September 30, 2015	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$425	$—	$425
Real estate construction	—	498	—	498
Real estate mortgage
1-4 family residential	51	1,805	—	1,856
Multi-family residential	—	440	—	440
Non-farm & non-residential	86	956	—	1,042
Agricultural	335	349	—	684
Consumer	—	556	—	556
Other	—	66	—	66
Unallocated	—	575	—	575
	$472	$5,670	—	$6,142
Loans:
Commercial	$—	$51,903	$2	$51,905
Real estate construction	—	27,305	—	27,305
Real estate mortgage:
1-4 family residential	3,120	211,794	2,584	217,498
Multi-family residential	—	38,768	—	38,768
Non-farm & non-residential	2,796	183,203	1,034	187,033
Agricultural	4,262	66,488	4	70,754
Consumer	—	19,082	—	19,082
Other	—	159	—	159
	$10,178	$598,702	$3,624	$612,504

	Individually	Collectively
As of December 31, 2014	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$339	$339
Real estate construction	—	446	446
Real estate mortgage:
1-4 family residential	56	1,773	1,829
Multi-family residential	94	401	495
Non-farm & non-residential	136	677	813
Agricultural	712	286	998
Consumer	—	520	520
Other	—	32	32
Unallocated	—	540	540
	$998	$5,014	$6,012
Loans:
Commercial	$—	$47,185	$47,185
Real estate construction	—	16,938	16,938
Real estate mortgage:
1-4 family residential	2,098	187,360	189,458
Multi-family residential	264	34,151	34,415
Non-farm & non-residential	2,958	158,864	161,822
Agricultural	8,479	62,866	71,345
Consumer	—	16,863	16,863
Other	—	279	279
	$13,799	$524,506	$538,305

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2015 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
1-4 family residential	2,649	2,649	—	1,867	90	90
Non-farm & non-residential	273	273		91
Agricultural	230	230	—	291	25	25

With an allowance recorded:
Real estate mortgage:
1-4 family residential	471	471	51	1,512	15	15
Non-farm & non-residential	2,523	2,523	86	2,795	89	89
Multi-family residential	—	—	—	31	—	—
Agricultural	4,032	4,032	335	4,242	7	7
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$10,178	$10,178	$472	$10,829	$226	$226

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the nine months ended September 30, 2014:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
1-4 family residential	1,109	43	43
Non-farm & non-residential	653	68	68
Agricultural	3,404	96	96

With an allowance recorded:
Real estate mortgage:
1-4 family residential	1,442	26	26
Multi-family residential	289	5	5
Non-farm & non-residential	3,263	100	100
Agricultural	4,633	—	—

Total	$14,793	$338	$338

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

The following tables present loans individually evaluated for impairment by class of loans for the three months ending September 30, 2015 and September 30, 2014

	Three Months Ending September 30, 2015
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized

With no related allowance recorded:

Real estate mortgage:
1-4 family residential	$1,997	$28	$28
Agricultural	217	3	3
Non-farm & non-residential	137	—	—

With an allowance recorded:
Real estate mortgage:
1-4 family residential	1,225	5	5
Multi-family residential	—	—	—
Non-farm & non-residential	2,722	30	30
Agricultural	4,149	2	2
Total	$10,447	$68	$68

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

	Three Months Ending September 30, 2014
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:

Real estate mortgage:
1-4 family residential	$1,208	$13	$13
Non-farm & non-residential	980	19	19
Agricultural	4,883	37	37

With an allowance recorded:
Real estate mortgage:
1-4 family residential	1,572	5	5
Multi-family residential	303	—	—
Non-farm & non-residential	3,910	34	34
Agricultural	4,755	—	—

Total	$17,611	$108	$108

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of September 30, 2015 and December 31, 2014:

		Loans Past Due
		Over 90 Days	Accruing
As of September 30, 2015		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commerical	$9	$	$
Real estate construction	136	—	—
Real estate mortgage:
1-4 family residential	1,569	60	471
Multi-family residential	—	—	—
Non-farm & non-residential	477	—	1,791
Agricultural	155	32	3,829
Consumer	7	4	—

Total	$2,353	$96	$6,091

Loans included in totals above acquired from Madison Financial Corporation	$929	$34	$—

		Loans Past Due
		Over 90 Days	Accruing
As of December 31, 2014		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$25	$—	$—
Real estate construction	142	—	—
Real estate mortgage:
1-4 family residential	1,390	23	480
Multi-family residential	264	—	—
Non-farm & non-residential	380	—	1,829
Agricultural	4,371	—	3,829
Consumer	5	1	—

Total	$6,577	$24	$6,138

Nonaccrual loans secured by real estate make up 99.3% of the total nonaccruals at September 30, 2015.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of September 30, 2015 and December 31, 2014 by class of loans:

	30-59	60-89	Loans Past Due		Total
As of September 30, 2015	Days	Days	Over 90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Past Due

Commercial	$106	$113	$—	$9	$228	$51,677
Real estate construction	1,211	—	—	136	1,347	25,958
Real estate mortgage:
1-4 family residential	1,248	705	60	1,569	3,582	213,916
Multi-family residential	—	—	—	—	—	38,768
Non-farm & non-residential	110	—	—	477	587	186,446
Agricultural	127	118	32	155	432	70,322
Consumer	93	10	4	7	114	18,968
Other	—	—	—	—	—	159

Total	$2,895	$946	$96	$2,353	$6,290	$606,214

Loans included in totals above acquired from Madison Financial Corporation	$585	$100	$34	$929	$1,648	$66,557

	30-59	60-89	Greater than		Total
As of December 31, 2014	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$92	$—	$—	$25	$117	$47,068
Real estate construction	—	—	—	142	142	16,796
Real estate mortgage:
1-4 family residential	1,531	232	23	1,390	3,176	186,282
Multi-family residential	—	131	—	264	395	34,020
Non-farm & non-residential	67	—	—	380	447	161,375
Agricultural	7	11	—	4,371	4,389	66,956
Consumer	130	25	1	5	161	16,702
Other	—	—	—	—	—	279

Total	$1,827	$399	$24	$6,577	$8,827	$529,478

Troubled Debt Restructurings:

The Company has allocated $403 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2015.  The Company allocated $369 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2014.

The Company has not committed to lend additional amounts as of September 30, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.  All loans which have undergone a troubled debt restructuring modification are performing.

Further, there were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending September 30, 2015 and 2014.

No loans were modified as troubled debt restructurings during the nine or three months ending September 30, 2015 and 2014.

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

As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of September 30, 2015		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$50,335	$1,345	$216	$9
Real estate construction	25,514	1,644	147	—
Real estate mortgage:
1-4 family residential	202,240	6,905	8,311	42
Multi-family residential	38,364	257	148	—
Non-farm & non-residential	178,617	7,175	1,240	—
Agricultural	62,321	6,933	1,499	—

Total	$557,391	$24,259	$11,561	$51

Loans included in totals above acquired from Madison Financial Corporation	$62,256	$2,738	$3,184	$27

As of December 31, 2014		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$45,602	$1,307	$275	$—
Real estate construction	15,529	1,267	142	—
Real estate mortgage:
1-4 family residential	176,791	5,439	7,068	160
Multi-family residential	33,990	—	425	—
Non-farm & non-residential	154,857	5,178	1,787	—
Agricultural	58,110	7,653	5,581	—

Total	$484,879	$20,844	$15,278	$160

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $11 thousand at September 30, 2015 and $6 thousand at December 31, 2014.

5.  REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Nine Months Ended
	September 30
	2015	2014
	(in thousands)

Beginning of year	$4,603	$3,379
Additions	3,394	1,651
Acquired with Madison Financial Corporation	445	—
Sales	(6,000)	(1,676)
(Additions) subtractions to valuation allowance, net	942	(6)

End of period	$3,384	$3,348

Activity in the valuation allowance was as follows:

	Nine Months Ended
	September 30
	2015	2014
	(in thousands)

Beginning of year	$1,583	$1,524
Write-downs of other real estate, net	252	64
Reduction from sale	(1,194)	(58)

End of period	$641	$1,530

Expenses related to foreclosed assets include:

	Nine Months Ended
	September 30
	2015	2014
	(in thousands)

Net loss (gain) on sales	$(5)	$(134)

Write-downs of other real estate, net	252	64
Operating expenses (receipts), net of rental income	91	99

Repossession expenses, net	343	163

For the period	$338	$29

	Three Months Ended
	September 30
	2015	2014
	(in thousands)

Net loss (gain) on sales	$(64)	$(64)

Additions (subtractions) to valuation allowance, net	25	54
Operating expenses (receipts), net of rental income	36	86

Repossession expenses, net	61	140
For the period	$(3)	$76

6.  EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Nine Months Ended
	September 30
	2015	2014
	(in thousands)

Basic Earnings Per Share
Net Income	$5,178	$5,395
Weighted average common shares outstanding	2,774	2,708
Basic earnings per share	$1.85	$1.99

Diluted Earnings Per Share
Net Income	$5,178	$5,395
Weighted average common shares outstanding	2,774	2,708
Weighted average common and dilutive potential common shares outstanding	2,774	2,708
Diluted earnings per share	$1.85	$1.99

	Three Months Ended
	September 30
	2015	2014
	(in thousands)

Basic Earnings Per Share
Net Income	$1,541	$1,720
Weighted average common shares outstanding	2,941	2,708
Basic earnings per share	$0.52	$0.63

Diluted Earnings Per Share
Net Income	$1,541	$1,720
Weighted average common shares outstanding	2,941	2,708
Weighted average common and dilutive potential common shares outstanding	2,941	2,708
Diluted earnings per share	$0.52	$0.63

Stock options for 2,400 shares of common stock for the nine and three months ended September 30, 2015 and 12,725 shares of common stock for the nine and three months ended September 30, 2014 were excluded from diluted earnings per share because their impact was antidilutive.

7.  STOCK COMPENSATION

We have four stock based compensation plans as described below.

Two Stock Option Plans

Under its expired 1999 Employee Stock Option Plan, the Company has granted certain officers and key employees stock option awards which vest and become fully exercisable at the end of five years and provided for issuance of up to 100,000 options.

Under the expired 1993 Non-Employee Directors Stock Ownership Incentive Plan, the Company also granted certain directors stock option awards which vest and become fully exercisable immediately and provided for issuance of up to 20,000 options.  For each Stock Option Plan, the exercise price of each option which has a ten year life, was equal to the market price of the Company’s our stock on the date of grant.

Summary of activity in the stock option plan for the first nine months of 2015 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	12,625	$30.46
Granted	—	—
Forfeited or expired	(10,225)	30.48
Exercised	—	—
Outstanding, end of period	2,400	$30.38	15.5 months	$—
Vested and expected to vest	2,400	$30.38	15.5 months	$—
Exercisable, end of period	2,400	$30.38	15.5 months	$—

As of September 30, 2015, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan are 50,000.  There were 5,385 shares issued during the first nine months of 2015 and 7,475 shares issued during the first nine months of 2014.  There were 153 shares forfeited during the first nine months of 2015 and 300 shares were forfeited during the first nine months of 2014.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2015	17,694	$365,586	$20.66
Granted	5,385	147,280	27.35
Vested	(5,175)	(101,767)	19.67
Forfeited	(153)	(3,700)	24.18

Nonvested at September 30, 2015	17,751	$407,399	$22.95

As of September 30, 2015, there was $316,239 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 2.9 years.  As of September 30, 2015, no additional shares are available for issue under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 465 shares issued during the first nine months of 2015 and none in 2014.  There were no shares forfeited during the first nine months of 2015 or 2014.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2015	720	$16,704	$23.20
Granted	465	12,718	27.35
Vested	(180)	(4,176)	23.20
Forfeited	—	—	—

Nonvested at September 30, 2015	1,005	$25,246	$25.12

As of September 30, 2015, there was $22,582 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 3.3 years.  As of September 30, 2015, 148,635 shares are still available for issuance.

8. REPURCHASE AGREEMENTS

Repurchase agreements totaled $19.9 million as of September 30, 2015. Of this, $13.9 million were overnight obligations and $6.0 million had terms extending through May 2019 and a weighted average life of 2.3 years. The Company pledged agency-backed securities with a carrying amount of $20.2 million to secure repurchase agreements as of September 30, 2015.

9.  OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5 million which was outstanding at September 30, 2015.  The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by the Company’s stock.  The maturity schedule for the term loan as of September 30, 2015 is as follows:

Due in one year or less	$407
Due in one through three years	850
Due in three through five years	940
Due after five years	2,803
$5,000

At December 31, 2014 the Company had a $5 million revolving promissory note with a maturity date of July 26, 2015.  The Company had no outstanding balances related to this promissory note at September 30, 2015 or December 31, 2014.  Upon maturity, the Company renewed the revolving promissory note.  The new note has similar terms as the original note and matures July 19, 2016.

10.  FAIR VALUE MEASUREMENTS

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

Such adjustments were $372 thousand as of September 30, 2015 and $25 thousand as of September 30, 2014 and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at September 30, 2015 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$51,696	$—	$51,696	$—
States and municipals	87,041	—	87,041	—
Mortgage-backed - residential	99,468	—	99,468	—
Equity securities	395	395	—	—
Trading Assets	5,480	5,480	—	—
Total	$244,080	$5,875	$238,205	$—

Fair Value Measurements at December 31, 2014 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$60,586	$—	$60,586	$—
States and municipals	89,281	—	89,281	—
Mortgage-backed - residential	96,698	—	96,698	—
Equity securities	296	296	—	—
Trading Assets	5,370	5,370	—	—
Total	$252,231	$5,666	$246,565	$—

There were no transfers between level 1 and level 2 during 2015 or 2014.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Agricultural	169	—	—	169
Other real estate owned:
Residential	1,504	—	—	1,504
Commercial	964			964

Loan servicing rights	261	—	—	261

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices
		In Active		Other
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(In thousands)	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real Estate Mortgage:
Multi-family residential	169	—	—	169
Non-farm & non-residential	366	—	—	366
Agricultural	3,729	—	—	3,729

Other real estate owned:
Residential	1,670	—	—	1,670
Loan servicing rights	292	—	—	292

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $169 thousand, which includes a valuation allowance of $34 thousand at September 30, 2015.  During the first three months and nine months of 2015, one new loan became impaired resulting in additional loan loss provision expense of $34 thousand.  The total allowance for specific impaired loans decreased $526 thousand for the nine months ending September 30, 2015 and decreased $226 thousand for the three months ending September 30, 2015.  During the first nine months of 2014, six new loans became impaired resulting in an additional provision for loan losses of $265 thousand.  The total allowance for specific impaired loans increased $71 thousand for the nine months ending September 30, 2014 and decreased $35 thousand for the three months ending September 30, 2014.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $2.5 million, which is made up of the outstanding balance of $3.1 million, net of a valuation allowance of $641 thousand at September 30, 2015.  The Company recorded $252 thousand in write-downs of other real estate owned properties for the nine months ending September 30, 2015 and $25 thousand for the three months ending September 30, 2015.  The Company recorded $64 thousand in net write-downs of other real estate owned properties for the nine months and $54 thousand for the three months ending September 30, 2014.

Loan servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $261 thousand, which is made up of the outstanding balance of $297 thousand, net of a valuation allowance of $36 thousand at September 30, 2015.  The Company recorded a net recovery of prior write-downs of $43 thousand for the nine months ending September 30, 2015 and a recovery of prior write-downs totaling $9 thousand for the three months ending September 30, 2015.  For the first nine months of 2014, the Company recorded net write-downs of $3 thousand and a net recovery of prior write-downs totaling $9 thousand for the three months ending September 30, 2014.  At December 31, 2014, loan servicing rights were carried at their fair value of $292 thousand, which is made up of the outstanding balance of $371 thousand, net of a valuation allowance of $79 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

				Range
September 30, 2015	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Agricultural	169	sales comparison	adjustment for	3%-38%
			differences	(36%)
			between the
			comparable sales
Other real estate owned:
Residential	893	sales comparison	adjustment for	10%-28%
			differences	(19%)
			between the
			comparable sales
	611	income approach	capitalization rate	8%-8%
				(8%)
Commercial	964	sales comparison	adjustment for	8%-37%
			differences	(22%)
			between the
			comparable sales
Loan Servicing Rights	261	discounted cash	discount rate	12%-12%
		flow		(12%)

				Range
December 31, 2014	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
Multi-family residential	169	sales comparison	adjustment for	10%-10%
			differences	(10%)
			between the
			comparable sales
Non-farm & non-residential	366	sales comparison	adjustment for	0%-0%
			differences	(0%)
			between the
			comparable sales
Agricultural	3,729	sales comparison	adjustment for	5%-53%
			differences	(43%)
			between the
			comparable sales
Other real estate owned:
Residential	1,670	sales comparison	adjustment for	0%-48%
			differences	(11%)
			between the
			comparable sales
		income approach	capitalization rate	8%-10%
				(9%)
Loan Servicing Rights	292	discounted cash	discount rate	12%-12%
		flow		(12%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2015 and December 31, 2014 are as follows:

September 30, 2015:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$22,881	$22,881	$—	$—	$22,881
Interest bearing deposits	4,874	4,874	—	—	4,874
Securities	238,600	395	238,205	—	238,600
Trading Assets	5,480	5,480	—		5,480
Mortgage loans held for sale	1,520	—	1,535	—	1,535
Loans, net	606,362	—	—	603,428	603,428
FHLB Stock	7,034	N/A	N/A	N/A	N/A
Interest receivable	3,888	—	1,266	2,622	3,888

Financial liabilities
Deposits	$711,005	$506,917	$205,533	$—	$712,450
Securities sold under agreements to repurchase and other borrowings	24,918	—	24,960	—	24,960
Federal Funds Purchased	4,300	4,300	—	—	4,300
FHLB advances	90,991	—	86,266	—	86,266
Subordinated Debentures	7,217	—	—	7,205	7,205
Interest payable	783	—	774	9	783

December 31, 2014:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$17,169	$17,169	$—	$—	$17,169
Interest bearing deposits	1,280	1,280			1,280
Securities	246,861	296	246,565	—	246,861
Trading assets	5,370	5,370			5,370
Mortgage loans held for sale	776	—	782	—	782
Loans, net	532,293	—	—	535,213	535,213
FHLB Stock	5,981	N/A	N/A	N/A	N/A
Interest receivable	3,299	—	1,274	2,025	3,299

Financial liabilities
Deposits	$654,869	$470,912	$185,429	$—	$656,341
Securities sold under agreements to repurchase and other borrowings	12,457	—	12,620	—	12,620
FHLB advances	93,785	—	88,373	—	88,373
Subordinated Debentures	7,217	—	—	7,209	7,209
Interest Payable	642		633	9	642

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

Interest Bearing Deposits – The carrying amounts of interest bearing deposits approximate fair values and are classified as Level 1.

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

The fair value of mortgage loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

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

FHLB Advances, Borrowings and Subordinated Debentures - The fair values of the Company’s FHLB advances and other borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

11.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (1)  (unaudited)

(in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Nine Months Ending September 30
	2015	2014

Beginning Balance	$791	$(5,126)

Unrealized holding gains (losses) for the period, net of tax	1,037	5,419

Reclassification adjustment for:

Securities gains realized in income	(410)	(514)
Income taxes	(139)	(175)
Securities gains realized in income, net	(271)	(339)

Net current period other comprehensive income	766	5,080

Ending balance	$1,557	$(46)

(1)         All amounts are net of tax.

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ending September 30
	2015	2014

Beginning Balance	$(432)	$(145)

Unrealized holding gains (losses) for the period, net of tax	2,094	152

Reclassification adjustment for:

Securities gains realized in income, net	(159)	(81)
Income taxes	(54)	(28)
	(105)	(53)

Net current period other comprehensive income	1,989	99

Ending balance	$1,557	$(46)

(1)         All amounts are net of tax.

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the nine months ending September 30, 2015 and 2014:

September 30, 2015

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(410)	Securities gains, net
	139	Provision for income taxes

	(271)	Net of tax

September 30, 2014

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(514)	Securities gains, net
	175	Provision for income taxes

	(339)	Net of tax

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the three months ending September 30, 2015 and 2014:

September 30, 2015

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(159)	Securities gains, net
	54	Provision for income taxes

	(105)	Net of tax

September 30, 2014

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$(81)	Securities gains, net
	28	Provision for income taxes

	(53)	Net of tax

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

Summary

The Company recorded net income of $5.2 million, or $1.85 basic earnings and diluted earnings per share for the first nine months ending September 30, 2015 compared to $5.4 million or $1.99 basic earnings and diluted earnings per share for the nine month period ended September 30, 2014.  The first nine months earnings reflect a decrease of 4.0% compared to the same time period in 2014.  The decrease in net earnings is largely attributed to one-time expenditures related to the acquisition of Madison Financial Corporation which was completed on July 24, 2015.  The Company recorded nearly $900 thousand in expenses during the first nine months of 2015 related to the transaction.  However, management believes the acquisition of Madison Financial Corporation will have a positive impact on long-term earnings and shareholder value although short-term earnings were impacted during 2015.  Further contributing to the decrease in earnings is an increase of $525 thousand in the provision for loan losses, an increase of $1.2 million in salaries & benefits expense, an increase of $361 thousand in occupancy expense largely related to the acquisition of Madison Financial Corporation, an increase of $180 thousand in repossession expense due to write-downs of other real estate owned properties secured by real estate totaling $252 thousand and an increase of $346 thousand in various other expenses.  Increases in other expenses were primarily attributed to an increase of $130 thousand in losses on other real estate properties and an increase of $97 thousand in credit card interchange expense.  Also contributing to the decrease in income was a decrease of $104 thousand in gains on securities and a decrease of $212 thousand in gains on trading assets. These negative impacts to net income during 2015 were partially offset by an increase of $1.9 million in net interest income, an increase of $457 thousand in gains on the sale of mortgage loans, an increase of $270 thousand in debit card interchange income, an increase of $746 thousand in other income and a decrease of $295 thousand in income tax expense.  The increase in other income for the first nine months of 2015 was attributed to the Company receiving $747 thousand in June 2015 for restitution related to the settlement of the pension dispute disclosed in prior filings.  The earnings for the three months ending September 30, 2015 were $1.5 million or $0.52 basic and diluted earnings per share compared to $1.7 million or $0.63 basic and diluted earnings per share for the three month period ending September 30, 2014.  The earnings for the three month period in 2015 reflect a decrease of 10.4% compared to the same time period in 2014.

Return on average assets was 0.78% for the nine months ending September 30, 2015 and 0.91% for the nine months ending September 30, 2014.  Return on average assets was 0.52% for the three months ending September 30, 2015 and 0.63% for the three months ending September 30, 2014.  Return on average equity was 8.47% for the nine month period ending September 30, 2015 and 9.81% for the nine month period ending September 30, 2014.  Return on average equity was 7.14% for the three months ending September 30, 2015 and 9.06% for the same time period in 2014.

Securities available for sale decreased $8.3 million from $246.9 million at December 31, 2014 to $238.6 million at September 30, 2015.  Trading assets totaled $5.5 million at September 30, 2015 compared to $5.4 million at December 31, 2014 and includes income on the investment totaling $111 thousand during the first nine months of 2015 compared to $325 thousand for the nine months ending September 30, 2014.  Income on trading assets totaled $81 thousand for the three months ending September 30, 2015 compared to $83 thousand for the three months ending September 30, 2014.

Gross Loans increased $74.2 million from $538.3 million on December 31, 2014 to $612.5 million at September 30, 2015.  The increase in the loan portfolio is mostly attributed to acquiring Madison Financial Corporation.  Loans acquired with Madison Financial Corporation had outstanding loan balances of $68.2 million at September 30, 2015.

The overall increase in loans is attributed to an increase of $28.0 million in 1-4 family residential loans, an increase of $25.2 million in non-farm and non-residential loans, an increase of $10.4 million in real estate construction loans, an increase of $4.7 million in commercial loans, an increase of 4.4 million in multi-family residential loans and an increase of $2.2 million in consumer loans.  Loans secured by farmland and also loans used for agricultural production decreased $591 thousand and outstanding overdrafts decreased by $120 thousand.

Total deposits increased from $654.9 million on December 31, 2014 to $711.0 million on September 30, 2015, an increase of $56.1 million.  The increase in deposits is attributed to the Madison Financial Corporation acquisition.  On July 24, 2015, total deposit balances acquired totaled $95.8 million.  The increase in deposits related to the acquisition was partially offset by a decrease in public fund balances.  Non-interest bearing demand deposit accounts increased $24.9 million from December 31, 2014 to September 30, 2015.  Time deposits $250 thousand and over increased $5.8 million and other interest bearing deposit accounts increased $25.4 million from December 31, 2014 to September 30, 2015.

Public fund account balances decreased $42.5 million from December 31, 2014 to September 30, 2015.  The decrease of $42.5 million includes the $13.5 million addition to public fund balances from the acquisition of Madison Financial Corporation.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.  Further, during the third quarter of 2015, the Company lost a school board account which had total balances with the Company of $23.2 million at June 30, 2015 and balances totaling $7.7 million at September 30, 2015.  The remaining balance of $7.7 million for this one account will likely be lost during the fourth quarter.

Borrowings from the Federal Home Loan Bank decreased $2.8 million from December 31, 2014 to September 30, 2015.  Repurchase agreements and other borrowings increased $12.5 million from December 31, 2014 to September 30, 2015.  The increase in repurchase agreements is mostly attributed to repurchase agreement accounts acquired with the Madison Financial Corporation acquisition.  These repurchase agreement accounts had balances totaling $5.3 million at September 30, 2015.  Further, the Company borrowed $5 million in the form of a note during the third quarter of 2015 to aid in funding the Madison Financial Corporation acquisition.  The details of the $5 million note are disclosed in Note 8.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $21.2 million for the nine months ending September 30, 2015 compared to $19.4 million for the nine months ending September 30, 2014, an increase of 9.6%.  The interest spread, excluding tax equivalent adjustments was 3.38% for the first nine months of 2015 and down from 3.44% reported for the same period in 2014, a decrease of 6 basis points.

Rates have remained low during the past year.  For the first nine months ending September 30, 2015, the cost of total deposits was 0.29% compared to 0.34% for the same time period in 2014.  Increasing non-interest bearing deposit accounts and lowering rates on certificates of deposit accounts have helped to lower the cost of deposits.  Net interest income was $7.6 million for the three months ending September 30, 2015 compared to $6.5 million for the three months ending September 30, 2014, an increase of 16.2%.

The interest spread, excluding tax equivalent adjustments, was 3.38% for the three month period ending September 30, 2015 compared to 3.48% for the three month period in 2014, a decrease of 10 basis points.

For the first nine months, the yield on assets decreased from 3.98% in 2014 to 3.85% in 2015, excluding tax equivalent adjustments.  The yield on loans decreased 15 basis points in the first nine months of 2015 compared to 2014 from 4.87% to 4.72%.  The yield on securities decreased 8 basis points in the first nine months of 2015 compared to 2014 from 2.39% in 2014 to 2.31% in 2015.  The cost of liabilities was 0.50% for the first nine months in 2015 compared to 0.53% in 2014.  Year to date average loans, excluding overdrafts, increased $73.2 million, or 15.0% from September 30, 2014 to September 30, 2015.  Loan interest income increased $1.9 million for the first nine months of 2015 compared to the first nine months of 2014.  Year to date average total deposits increased from September 30, 2014 to September 30, 2015, up $61.7 million or 10.0%.  Year to date average interest bearing deposits increased $34.8 million, or 7.6%, from September 30, 2014 to September 30, 2015.  Deposit interest expense decreased $58 thousand for the first nine months of 2015 compared to the same period in 2014.  Year to date average borrowings increased $25.3 million, or 28.3% from September 30, 2014 to September 30, 2015.  Interest expense on borrowed funds increased $237 thousand for the first nine months of 2015 compared to the same period in 2014.

The volume rate analysis for the nine months ending September 30, 2015 indicates that $2.9 million of the increase in interest income is attributable to an increase in loan volume and $346 thousand of the increase in interest income is attributable to an increase in the volume of our security portfolio.  Further, a decrease in loan rates caused a decrease of $1.1 million in interest income and a decrease in rates in our security portfolio contributed a decrease of $213 thousand in interest income.  The net effect to interest income was an increase of $2.0 million for the first nine months of 2015 compared to the same time period in 2014.

Also based on the following volume rate analysis, the lower level of interest rates contributed to a decrease of $307 thousand in interest expense for the comparable nine months, while the change in volume in deposits and borrowings, mostly Federal Home Loan Bank advances, was responsible for a $486 thousand increase in interest expense.  The net effect to interest expense was an increase of $179 thousand.  As a result, the increase in net interest income for the first nine months in 2015 is mostly attributed to growth in the Company’s loan and security portfolios.

The volume rate analysis for the three months ending September 30, 2015 indicates that $1.3 million of the increase in interest income is attributable to an increase in loan volume and $191 thousand of the increase in interest income is attributable to an increase in the volume of our security portfolio.  Further, a decrease in loan rates caused a decrease of $279 thousand in interest income and a decrease in rates in our security portfolio contributed a decrease of $45 thousand in interest income.  The net effect to interest income was an increase of $1.2 million for the first three months of 2015 compared to the same time period in 2014.

Also based on the following volume rate analysis, the lower level of interest rates contributed to a decrease of $101 thousand in interest expense for the comparable three months, while the change in volume in deposits and borrowings, mostly Federal Home Loan Bank advances, was responsible for a $200 thousand increase in interest expense.  The net change in interest expense for the comparable three month period was an increase of $99 thousand.

The increase in net interest income for the three months ending September 30, 2015 compared to the same period in 2014 is attributed to growth in the Company’s loan and security portfolios.

The accompanying analyses of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2015 for the comparable nine months and three months.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	Nine Months Ending
	2015 vs. 2014
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$2,950	$(1,058)	$1,892
Investment Securities	346	(213)	133
Other	23	(11)	12
Total Interest Income	3,319	(1,282)	2,037
INTEREST EXPENSE
Deposits
Demand	43	(183)	(140)
Savings	19	(28)	(9)
Negotiable Certificates of Deposit and Other Time Deposits	38	52	90
Securities sold under agreements to repurchase and other borrowings	43	11	54
Federal Home Loan
Bank advances	343	(159)	184
Total Interest Expense	486	(307)	179
Net Interest Income	$2,833	$(975)	$1,858

	Three Months Ending
	2015 vs. 2014
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$1,273	$(279)	$994
Investment Securities	191	(45)	146
Other	26	(7)	19
Total Interest Income	1,490	(331)	1,159
INTEREST EXPENSE
Deposits
Demand	22	(165)	(143)
Savings	8	(5)	3
Negotiable Certificates of Deposit and Other Time Deposits	50	126	176
Securities sold under agreements to repurchase and other borrowings	47	8	55
Federal Home Loan
Bank advances	73	(65)	8
Total Interest Expense	200	(101)	99
Net Interest Income	$1,290	$(230)	$1,060

Non-Interest Income

Non-interest income increased $1.5 million for the nine months ending September 30, 2015, compared to the same period in 2014, to $8.9 million.  For the three month period ending September 30, 2015 compared to the three months ending September 30, 2014, total non-interest income increased $500 thousand.

Decreases to non-interest income for the nine month period ending September 30, 2015 compared to the nine months ending September 30, 2014 include a decrease of $212 thousand in gains on trading assets and a decrease $104 thousand in gains on the sale of securities.  Favorable variances to non-interest income for the first nine months of 2015 include, an increase of $746 thousand in other income due to restitution received for a legal dispute, an increase of $141 thousand in bargain purchase gains related to the acquisition of Madison Financial Corporation, an increase of $457 thousand in gains on the sale of mortgage loans, an increase of $270 thousand in debit card interchange income, an increase of $71 thousand in trust fee income and an increase of $90 thousand in net loan servicing fee income.

For the three months ending September 30, 2015 compared to the same period in 2014, favorable variances to non-interest income included an increase of $141 thousand in bargain purchase gains related to the acquisition of Madison Financial Corporation, an increase of $87 thousand in gains on the sale of mortgage loans, an increase of $115 thousand in debit card interchange income, an increase of $78 thousand in gains on securities and an increase of $65 thousand in service charges.

The gain on the sale of mortgage loans increased from $715 thousand during the first nine months of 2014 to $1.2 million during the first nine months of 2015, an increase of $457 thousand.  For the three months ending September 30, 2015 compared to the same time period in 2014, the gain on the sale of mortgage loans increased $87 thousand.  The volume of loans originated to sell during the first nine months of 2015 increased $12.3 million compared to the same time period in 2014.

For the three months ending September 30, 2015, the volume of loans originated for sale increased $1.5 million compared to the same three months in 2014.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization and impairment expense, was $153 thousand for the nine months ending September 30, 2015 compared to $63 thousand for the nine months ending September 30, 2014, an increase of $90 thousand.  For the three month period ending September 30, 2015, loan service fee income, net of amortization and impairment expense, was $45 thousand compared to $29 thousand for the same time period one year ago.  During the first nine months of 2015, the market value adjustment to the carrying value of the mortgage servicing right was a positive net amount of $43 thousand, as the fair value of this asset increased.  Of this, a positive valuation adjustment of $14 thousand was recorded in the first quarter of 2015, a positive valuation adjustment of $20 thousand was recorded during the second quarter of 2015 and a positive valuation adjustment of $9 thousand was recorded during the third quarter of 2015.  During the first nine months of 2014, the carrying value of the mortgage servicing right was written down a net amount of $3 thousand, as the fair value of this asset decreased.  Of this, a positive valuation adjustment of $5 thousand was recorded in the first quarter of 2014, a negative valuation adjustment of $17 thousand was recorded during the second quarter of 2014 and a positive valuation adjustment of $9 thousand was recorded during the third quarter of 2014.

Non-Interest Expense

Total non-interest expense increased $3.3 million for the nine month period ending September 30, 2015 compared to the same period in 2014.  For the three month period ending September 30, 2015 compared to the three months ending September 30, 2014, total non-interest expense increased $1.6 million.

For the comparable nine month periods, salaries and benefits increased $1.2 million, an increase of 10.6%.  The number of full time equivalent employees at September 30, 2015 was 242 compared to 215 one year ago.  The increase in salaries and benefits was largely due to an increase in incentive compensation expense attributed to the Bank performing favorably in regards to benchmarks set forth in the incentive compensation plan.  The increase in the number of full time equivalents is largely attributed to acquiring Madison Financial Corporation during the third quarter of 2015.  Salaries and employee benefits increased $482 thousand, or 12.9%, for the three month period ending September 30, 2015 compared to the same time period in 2014.

Occupancy expenses increased $361 thousand to $2.9 million for the first nine months of 2015 compared to the same time period in 2014.  Depreciation expense increased $144 thousand of which $132 thousand was related to the acquisition of Madison Financial Corporation.  Lease expense increased $62 thousand due to acquiring Madison Financial Corporation which added three new facilities the Company is leasing.  The Company also expensed $37 thousand for early termination of an existing lease contract.  Expenses associated with purchasing equipment with an initial cost of less than $1 thousand increased $58 thousand, computer maintenance expense increased $59 thousand and building maintenance expense increased $37 thousand.  Occupancy expenses increased $253 thousand for the three month period ending September 30, 2015 compared to the same time period in 2014.  Most of the increase in occupancy expense for the three month period ending September 30, 2015 compared to the same period one year ago is attributed to the acquisition of Madison Financial Corporation.

Legal and professional fees increased $25 thousand for the first nine months ending September 30, 2015 compared to the same time period in 2014 and decreased $40 thousand for the comparable three month period.  Repossession expenses increased $180 thousand for the first nine months ending September 30, 2015 compared to the same time period in 2014 and decreased $79 thousand for the comparable three month period.  Repossession expenses are reported net of rental income earned on repossessed properties.  Net repossession expenses were higher during the first nine months of 2015 when compared to 2014 due to net write-downs totaling $252 thousand in 2015 compared to net write-downs of $64 thousand in 2014.  FDIC insurance expense increased $33 thousand for the nine months ending September 30, 2015 compared to the same time period in 2014 and $0 for the comparable three month period.

Income Taxes

The effective tax rate for the nine months ending September 30, 2015 was 7.3% compared to 11.5% in 2014.  The effective tax rate for the three months ending September 30, 2015 was 6.3% compared to 2.4% for the three months ending September 30, 2014.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.  Income tax expense decreased $295 thousand for the nine months ending September 30, 2015 compared to the first nine months in 2014.  Income tax expense decreased largely due to the implementation of the captive insurance subsidiary which generated $813 thousand of tax-exempt income during the nine months of 2015.  The captive insurance subsidiary was established during the third quarter of 2014.  Tax-exempt interest income increased $22 thousand for the first nine months of 2015 compared to the first nine months of 2014.  Further, for the first nine months of 2015, the Company had tax credits totaling $458 thousand for investments made in low income housing projects which represented an increase of $42 thousand compared to similar tax credits for the first nine months of 2014. Further, the Company recorded $141 thousand in tax-exempt income during the third quarter of 2015 for the bargain purchase gain of Madison Financial Corporation.  The effective income tax rate increased for the three months ending September 30, 2015 when compared to the same period one year ago due to an adjustment to income tax expense during the third quarter of the prior year.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the nine months ending September 30, 2015, the Company averaged $89.2 million in tax free securities and $29.9 million in tax free loans.  As of September 30, 2015, the weighted average remaining maturity for the tax free securities is 122 months, while the weighted average remaining maturity for the tax free loans is 155 months.

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

Cash and cash equivalents were $22.9 million as of September 30, 2015 compared to $17.2 million at December 31, 2014.  The increase in cash and cash equivalents is attributed to an increase of $3.0 million in cash and due from banks and an increase of $2.7 million in federal funds sold.  In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $238.6 million at September 30, 2015 compared to $246.9 million at December 31, 2014.  Securities classified as trading assets totaled $5.5 million at September 30, 2015 compared to $5.4 million at December 31, 2014.

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

For the first nine months of 2015, deposits increased $56.1 million. The Company’s investment portfolio decreased $8.3 million and the Company’s loan portfolio increased $74.2 million.  The Company’s borrowed funds from the Federal Home Loan Bank decreased $2.8 million from December 31, 2014 to September 30, 2015.  The Company had outstanding federal funds purchased totaling $4.3 million at September 30, 2015 and $0 at December 31, 2014.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of September 30, 2015, we have sufficient collateral to borrow an additional $54 million from the Federal Home Loan Bank.  In addition, as of September 30, 2015, $27 million is available in overnight borrowing through various correspondent banks and the Company has access to $305 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier 1 Capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of September 30, 2015 and December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands
September 30, 2015
Consolidated

Total Capital (to Risk-Weighted Assets)	$86,919	13.2%	$52,646	8.0%	$ N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	80,690	12.3	39,484	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	73,690	11.2	29,613	4.5	N/A	N/A
Tier I Capital (to Average Assets)	80,690	8.9	36,399	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$89,843	13.7%	$52,605	8.0%	$65,756	10.0%
Tier I Capital (to Risk-Weighted Assets)	83,614	12.7	39,454	6.0	52,605	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	83,614	12.7	29,590	4.5	42,741	6.5
Tier I Capital (to Average Assets)	83,614	9.2	36,265	4.0	45,332	5.0

December 31, 2014

Consolidated
Total Capital (to Risk-Weighted Assets)	$77,016	13.1%	$47,208	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	70,917	12.0	23,604	4.0	N/A	N/A
Tier I Capital (to Average Assets)	70,917	8.7	32,497	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$74,575	12.6%	$47,184	8.0%	$58,980	10.0%
Tier I Capital (to Risk-Weighted Assets)	68,476	11.6	23,592	4.0	35,388	6.0
Tier I Capital (to Average Assets)	68,476	8.4	32,442	4.0	40,553	5.0

Non-Performing Assets

As of September 30, 2015, our non-performing assets totaled $11.9 million or 1.28% of assets compared to $17.3 million or 2.03% of assets at December 31, 2014 (See table below.)  The Company experienced a decrease of $4.2 million in non-accrual loans from December 31, 2014 to September 30, 2015.  As of September 30, 2015, non-accrual loans include $1.6 million in loans secured by 1-4 family properties, $477 thousand in loans secured by non-farm and non-residential properties, $155 thousand in loans secured by farmland and $136 thousand in loans secured by real estate construction loans.  Real estate loans composed 99.3% of the non-performing loans as of September 30, 2015 and 99.6% as of December 31, 2014.  Forgone interest income on non-accrual loans totaled $47 thousand for the first nine months of 2015 compared to forgone interest of $108 thousand for the same time period in 2014.  Accruing loans that are contractually 90 days or more past due as of September 30, 2015 totaled $96 thousand compared to $24 thousand at December 31, 2014, an increase of $72 thousand.

Total nonperforming and restructured loans decreased $4.2 million from December 31, 2014 to September 30, 2015.  The decrease in total non-performing loan balances is mostly attributed to one loan customer who had three loans totaling $4.0 million on non-accrual at December 31, 2014.  These loan balances were moved to other real estate owned during the first three months of 2015 and subsequently sold.  The decrease in non-accrual loan balances contributed to the decrease in the ratio of nonperforming and restructured loans to loans which decreased 97 basis points to 1.39% from December 31, 2014 to September 30, 2015.

In addition, the amount the Company has recorded as other real estate owned decreased $1.2 million from December 31, 2014 to September 30, 2015.  As of September 30, 2015, the amount recorded as other real estate owned totaled $3.4 million compared to $4.6 million at December 31, 2014.  During the first nine months of 2015, $3.4 million in loan balances were foreclosed upon and added to other real estate properties while $4.8 million in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 35% at December 31, 2014 to 52% at September 30, 2015.

Nonperforming and Restructured Assets

	9/30/15	12/31/14
	(in thousands)

Non-accrual Loans	$2,353	$6,577
Accruing Loans which are Contractually past due 90 days or more	96	24
Accruing Troubled Debt Restructurings	6,091	6,138
Total Nonperforming and Restructured Loans	8,540	12,739
Other Real Estate	3,384	4,604
Total Nonperforming and Restructured Loans and Other Real Estate	$11,924	$17,343
Nonperforming and Restructured Loans as a Percentage of Loans	1.39%	2.36%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	1.28%	2.03%
Allowance as a Percentage of Period-end Loans	1.00%	1.12%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	52%	35%

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

Provision for Loan Losses

The loan loss provision for the first nine months of 2015 was $1.025 million compared to $500 thousand for the first nine months of 2014.  The loan loss provision was $375 thousand for the three months ending September 30, 2015 compared to $300 thousand for the three months ending September 30, 2014.  The increase in the total loan loss provision during the first nine months of 2015 compared to the same time period in 2014 is attributed to growth in the Bank’s loan portfolio and having a significant recovery of $367 thousand during the first quarter of 2014 for a loan that was charged off in a prior year.

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

Nonperforming loans and restructured loans decreased $4.2 million from December 31, 2014 to $8.5 million as of September 30, 2015.  Other real estate owned properties owned decreased $1.2 million over this same time period.  Additions to Other real estate properties totaled $3.6 million, of which $283 thousand was included in other assets at December 31, 2014 and $445 thousand was acquired with the acquisition of Madison Financial Corporation. Sales of other real estate owned properties totaled $4.8 million and valuation adjustments were a net write-down of $252 thousand.

Net charge-offs were $895 thousand for the nine months ending September 30, 2015 and $235 thousand for the nine months ending September 30, 2014.  Net charge-offs were $183 thousand for the three months ending September 30, 2015 and $208 thousand for the three months ending September 30, 2014.  During the first quarter of 2014, the Company recorded a recovery of $367 for one loan which was previously charged-off.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Nine Months Ended September 30
	(in thousands)
	2015	2014

Balance at Beginning of Period Amounts Charged-off:	$6,012	$5,441
Commercial	30	200
1-4 family residential	241	179
Multi-family residential	94	42
Agricultural	242	18
Consumer and other	963	599
Total Charged-off Loans	1,570	1,038
Recoveries on Amounts Previously Charged-off:
Real Estate Construction	6	11
1-4 family residential	8	55
Multi-family residential	27	—
Non-farm & non-residential	8	367
Agricultural	20	27
Consumer and other	606	343
Total Recoveries	675	803
Net Charge-offs	895	235
Provision for Loan Losses	1,025	500
Balance at End of Period	6,142	5,706
Loans
Average	560,394	487,991
At September 30	612,504	510,994
As a Percentage of Average Loans:
Net Charge-offs for the period	0.16%	0.05%
Provision for Loan Losses for the period	0.18%	0.10%
Allowance as a Multiple of Net Charge-offs annualized	5.1	18.2

Loan Losses

	Three Months Ended September 30
	(in thousands)
	2015	2014

Balance at Beginning of Period Amounts Charged-off:	$5,950	$5,614
Commercial	5	—
1-4 family residential	89	91
Multi-family residential	—	42
Agricultural	—	18
Consumer and other	307	244
Total Charged-off Loans	401	395
Recoveries on Amounts Previously Charged-off:
Real Estate Construction	4	3
1-4 family residential	3	39
Multi-family residential	25	—
Non-farm & non-residential	8	—
Agricultural	8	2
Consumer and other	170	143
Total Recoveries	218	187
Net Charge-offs	183	208
Provision for Loan Losses	375	300
Balance at End of Period	6,142	5,706
Loans
Average	600,550	502,859
At September 30	612,504	510,994
As a Percentage of Average Loans:
Net Charge-offs for the period	0.03%	0.04%
Provision for Loan Losses for the period	0.06%	0.06%
Allowance as a Multiple of Net Charge-offs annualized	8.4	6.9

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

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations.  The Company has $5.5 million in market risk sensitive instruments which are held for trading purposes.  These assets are held for a minimal period of time and are used to generate profits on short-term differences in price while earning interest for the time they are held.

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of September 30, 2015, the projected percentage changes are within limits approved by our Board of Directors (“Board”).  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is slightly lower in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of September 30, 2015 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (10/15 - 9/16)
Net interest income	$29,903	$30,751	$30,754	$30,646
Net interest income dollar change	(848)	N/A	3	(106)
Net interest income percentage change	-2.8%	N/A	0.0%	-0.3%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of September 30, 2014 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (10/14 - 9/15)
Net interest income	$25,010	$25,724	$26,036	$26,060
Net interest income dollar change	(715)	N/A	311	336
Net interest income percentage change	-2.8%	N/A	1.2%	1.3%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from September 30, 2015, year one reflected a decline in net interest income of 2.8% with a 100 basis point decline compared to the 2.8% decline in 2014.  The 100 basis point increase in rates reflected a 0.3% decrease in net interest income in 2015 compared to an increase of 1.3% in 2014.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the September 30, 2015 balance sheet, a 100 basis point increase in rates results in a 9.5% decrease in EVE.  A 100 basis point decrease in rates results in a 0.7% decrease in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c) Total Number	(d) Maximum Number
	Total		of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

7/1/15 — 7/31/15	634	$31.45	634	82,256 shares

8/1/15 — 8/31/15	—	—	—	82,256 shares

9/1/15 — 9/30/15	—	—	—	82,256 shares

Total	634	$31.45	634	82,256 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through September 30, 2015, 317,744 shares have been purchased.

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

101*

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 16, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the nine and three months ended September 30, 2015 and September 30, 2014, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 and (v) Notes to Consolidated Financial Statements.

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

KENTUCKY BANCSHARES, INC.

Date	11/16/15	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	11/16/15	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer