Form 10-K
period 2015-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2016-03-30
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  000-52598

KENTUCKY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0993464
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 157, Paris, Kentucky	40362-0157
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (859)987-1795

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, no par value per share	OTC QX

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2015 was approximately $71.4 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 10, 2016:  2,996,727.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 2016 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

The Company had total assets of $974.7 million, total deposits of $759.0 million and stockholders’ equity of $89.4 million as of December 31, 2015.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky  40361, and the telephone number at that address is (859) 987-1795.

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

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 83% of which are secured by real estate at December 31, 2015.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

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

Market Served.  We primarily conduct our business in the Commonwealth of Kentucky.  Our primary market areas consist of Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and surrounding counties in Kentucky.  Per capita personal income for Kentucky increased from $37,382 in 2014 to $38,989 in 2015, according to the Bureau of Economic Analysis. The Bureau of Labor Statistics reports that the unemployment rate in Kentucky has slightly increased. The unemployment rate in Kentucky is 5.7% for December of 2015, compared to 5.1% for December of 2014.

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

Capital and Liquidity:  On July 2, 2013, the Federal Reserve approved final rules known as the “Basel III Capital Rules” substantially revising the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions.  The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Certain of the Basel III Capital Rules came into effect for the Company and Kentucky Bank on January 1, 2015; these rules are subject to a phase-in period which began on January 1, 2015.

Under the current rules, which were effective January 1, 2015, the Company is subject to additional capital requirements that include: (i) creation of a new required ratio for common equity Tier 1 (“CET1”) capital, (ii) an increase to the minimum Tier 1 Risk-based Capital ratio, (iii) changes to risk-weightings of certain assets for purposes of the risk-based capital ratios, (iv) creation of an additional capital conservation buffer in excess of the required minimum capital ratios, and (v) changes to what qualifies as capital for purposes of meeting these capital requirements.

When fully phased-in on January 1, 2019, the Basel III Capital Rules will require banking organizations to maintain:

•                                                        a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation);

•                                                        a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•                                                        a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

•                                                        a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company or Kentucky Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Under the Basel III Capital Rules, the Company and Kentucky Bank were given a one-time election (“Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The Company and Kentucky Bank elected to choose the AOCI Opt-out Election.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

In addition, the Basel III Capital Rules revise the rules for calculating risk-weighted assets to enhance their risk sensitivity. They establish a new framework under which mortgage-backed securities and other securitization exposures will be subject to risk-weights ranging from 20% to 1,250%. The rules also establish adjusted risk-weights for credit exposures, including multi-family and commercial real estate exposures that are 90 days or more past due or on non-accrual, which will be subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place. The existing treatment of residential mortgage exposures will remain subject to either a 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days past due) or a 100% risk-weight (for all other residential mortgage exposures including 90 days or more past due exposures).

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

Financing Corporation (“FICO”) Assessments.  FICO assessment costs were $47 thousand in 2015, $44 thousand in 2014 and $41 thousand for 2013.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2017 through 2019.

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

Employees

At December 31, 2015, the number of full time equivalent employees of the Company was 243.

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

Significant decline in general economic conditions will negatively affect the financial results of our banking operations.  Our success depends on general economic conditions both locally, nationally, and to a lesser extent, internationally.  Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008.  While economic conditions have improved slightly in recent months, business activity remains low, particularly in real estate.  Many businesses are still in serious difficulty due to reduced consumer spending and continued liquidity challenges in the market.  The housing market is still depressed as reflected by a high level of foreclosures and continued unemployment.  These factors have affected the performance of mortgage loans and resulted in financial institutions, including government-sponsored entities, in making significant write-downs of asset values of mortgage-backed securities, credit default swaps and other derivative and cash securities.  Some financial institutions have failed.  Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity.  Consumer confidence regarding the economy is low and the financial markets reflect this lack of confidence.  Most of our customers are in the Central Kentucky area, and have been directly affected by this recession.  Local economic conditions have affected the demand of customers for loans, the ability of some borrowers to repay these loans and the value of the collateral securing these loans.  Loan growth is critical to our profitability.  We do not expect significant improvement in the economy in the near future, and future declines in the economy will likely make the credit market crisis worse.

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

The Dodd-Frank Act has resulted in comprehensive overhaul of the financial services industry within the United States.  Changes imposed by Dodd-Frank affecting our business include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements; (ii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iii) the establishment of new regulatory bodies, such as the Consumer Financial Protection Bureau.  Many of the requirements of Dodd-Frank are still being implemented and will not become fully effective for several years.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business.   However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock.  See previous discussion under “Regulation and Supervision” for more information on the Dodd-Frank Act.

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

Changes in consumer use of banks and changes in consumer spending and saving habits could adversely affect our financial results.  Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank and can access loans through lending groups and other non-regulated entities. This “disintermediation” could result in the loss of fee and interest income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

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

Operational Risk

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.  Operational risk is the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to its reputation.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters is located at 339 Main Street, Paris, KY 40361, which it owns.  The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361.  In addition, Kentucky Bank serves customer needs at 16 other locations.  All locations offer a full range of banking services.  Kentucky Bank owns all of the properties at which it conducts its business with the exception of the Lexington and Richmond locations.  The Company owns approximately 100,000 square feet of office space and leases approximately 9,800 square feet of office space.

Note 6 to the Company’s audited and consolidated financial statements included in Item 8 (“2015 Consolidated Financial Statements and Notes”) contains additional information relating to amounts invested in premises and equipment.

Kentucky Bank Banking Offices

Owned

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

1500 Flemingsburg Road, Morehead, KY 40351

260 Blossom Park Drive, Georgetown, KY 40324

103 West Showalter Drive, Georgetown, KY 40324

520 Marsailles Road, Versailles, KY 40383

Leased

360 East Vine Street, Suite 100, Lexington, KY 40507

1001 Gibson Bay Drive, Suite 101, Richmond, KY 40475

680 Dwight Drive Richmond, KY 40475, Richmond, KY 40475

724 West Main Street, Richmond, KY 40475

Item 3.  Legal Proceedings

None to report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for the Company’s Common Stock.  The Company’s Common Stock is not listed on any national securities exchange.  However, it is traded on OTC QX under the symbol “KTYB”.  Trading in the Common Stock has been infrequent, with retail brokerage firms making the market.

The following table sets forth the high and low closing sales prices of the Common Stock from the OTC Bulletin Board and the dividends declared thereon, for the periods indicated as follows:

		High	Low	Dividend

2015	Quarter 4	$30.19	$29.54	$0.26
	Quarter 3	33.00	30.05	0.26
	Quarter 2	32.35	27.75	0.26
	Quarter 1	28.15	27.00	0.26
2014	Quarter 4	$28.85	$27.15	$0.25
	Quarter 3	28.85	26.10	0.25
	Quarter 2	27.50	23.75	0.25
	Quarter 1	24.80	23.90	0.25

Note 16 to the Company’s 2015 Consolidated Financial Statements and Notes included Item 8 contains additional information relating to amounts available to be paid as dividends.

Holders

As of December 31, 2015 the Company had 2,989,205 shares of Common Stock outstanding and approximately 564 holders of record of its Common Stock.

Dividends

During 2015 and 2014, the Corporation declared quarterly cash dividends aggregating $1.04 and $1.00 per share, respectively.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

The table below lists issuer purchases of equity securities.

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

10/1/15 - 10/31/15	—	—	—	82,256 shares

11/1/15 - 11/30/15	—	—	—	82,256 shares

12/1/15 - 12/31/15	—	—	—	82,256 shares

Total	—	—	—	82,256 shares

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

Through December 31, 2015, 317,744 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on July 2, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensations plans under which equity securities of the company are authorized for issuance.

No. of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column 1)

Plans Approved By Stockholders:

1993 Nonemployee Directors Stock Ownership Incen- tive Plan	2,400	30.38	—

2009 Stock Award Plan	—	—	147,635

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

The following graph compares the change in the cumulative total stockholder return on our common stock with the cumulative total return of listed NASDAQ banks and the Russell Microcap Index from 2010 through 2015.  This comparison assumes $100 invested on December 31, 2010 in (a) our common stock,(b) NASDAQ Bank and (c) the Russell Microcap Index.

Item 6.  Selected Financial Data (in thousands except per share data)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.

	At or For the Year Ended December 31
	2015	2014	2013	2012	2011
CONDENSED STATEMENT OF INCOME:
Total Interest Income	$33,185	$29,731	$28,168	$28,233	$29,889
Total Interest Expense	4,050	3,756	3,456	3,716	5,565
Net Interest Income	29,135	25,975	24,712	24,517	24,324
Provision for Losses	1,450	950	1,050	2,050	2,450
Net Interest Income After Provision for Losses	27,685	25,025	23,662	22,467	21,874
Noninterest Income	11,484	10,158	10,222	11,870	9,347
Noninterest Expense	31,807	27,215	27,203	25,686	24,615
Income Before Income Tax Expense	7,362	7,968	6,681	8,651	6,606
Income Tax Expense	530	897	859	1,643	919
Net Income	6,832	7,071	5,822	7,008	5,687

SHARE DATA:
Basic Earnings per Share (EPS)	$2.40	$2.60	$2.15	$2.59	$2.09
Diluted EPS	2.40	2.60	2.15	2.59	2.09
Cash Dividends Declared	1.04	1.00	0.96	0.92	0.88
Book Value	29.62	28.65	24.90	27.21	25.38
Average Common Shares-Basic	2,823	2,721	2,705	2,705	2,719
Average Common Shares-Diluted	2,823	2,721	2,709	2,708	2,720

SELECTED BALANCE SHEET DATA:
Loans, net	$617,600	$532,293	$463,214	$423,928	$406,025
Investment Securities	264,212	246,861	230,396	192,780	180,419
Trading Assets	5,531	5,370	—	—	—
Total Assets	974,684	855,209	770,579	701,010	659,453
Deposits	758,981	654,869	617,400	590,425	542,924
Securities sold under agreements to repurchase	18,514	12,457	12,867	4,315	4,524
Federal Home Loan Bank advances	87,833	93,785	57,847	17,449	30,326
Note Payable	4,794	—	—	—	—
Subordinated Debentures	7,217	7,217	7,217	7,217	7,217
Stockholders’ Equity	89,413	77,942	67,672	74,009	68,953

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	0.76%	0.89%	0.80%	1.03%	0.87%
Return on Stockholders’ Equity	8.20%	9.50%	8.12%	9.70%	8.74%
Net Interest Margin (1)	3.63%	3.69%	3.85%	4.19%	4.35%
Equity to Assets (annual average)	9.25%	9.34%	9.84%	10.60%	9.97%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	43.2%	38.48%	41.53%	35.71%	42.24%
Number of Employees (at period end)	243	215	208	193	194

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.04%	1.12%	1.16%	1.41%	1.42%
Net Charge-offs as a Percentage of Average Loans	0.16%	0.08%	0.37%	0.44%	0.38%

(1)         Tax equivalent

Item 7.  Management’s Discussion and Analysis

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, Kentucky Bank, at December 31, 2015, 2014 and 2013, and the consolidated results of operations for each of the years in the three year period ended December 31, 2015.  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2015 Consolidated Financial Statements and Notes included in Item 8.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2015 data.

Critical Accounting Policies

Overview.  The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  Significant accounting policies are listed in Note 1 of the Company’s 2015 Consolidated Financial Statements and Notes included in Item 8.  Critical accounting and reporting policies include accounting for loans and the allowance for loan losses, goodwill and fair value.  Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

Loan Values and Allowance for Loan Losses.  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status.  Interest income received on such loans is accounted for on the cash basis or cost recovery method.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  The loan portfolio also represents the largest asset group on the consolidated balance sheets.  Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Loan Losses” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2015 Consolidated Financial Statements and Notes.

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

Fair Values.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the description of each asset and liability category in Note 17 of the Company’s 2015 Consolidated Financial Statements and Notes.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

Overview

We conduct our business through our one bank subsidiary, Kentucky Bank, and our one non-bank subsidiary KBI Insurance Company.  Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 83% of which are secured by real estate at December 31, 2015.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgages, installment and other loans to its individual and other non-commercial customers.  Kentucky Bank’s primary market is Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and surrounding counties in Kentucky.  KBI Insurance Company is a captive insurance subsidiary and was incorporated in 2014.

Net income for the year ended December 31, 2015 was $6.8 million, or $2.40 per common share compared to $7.1 million, or $2.60 for 2014 and $5.8 million, or $2.15 for 2013.  Earnings per share assuming dilution were $2.40, $2.60 and $2.15 for 2015, 2014 and 2013, respectively.  For 2015, net income decreased $239 thousand, or 3.4%.  Net interest income increased $3.2 million, the loan loss provision increased $500 thousand, total other income increased $1.4 million, while total other expenses increased $4.6 million and income tax expense decreased $367 thousand.

For 2014, net income increased $1.2 million, or 21.5%.  Net interest income increased $1.2 million, the loan loss provision decreased $100 thousand, total other income decreased $64 thousand, while total other expenses increased $12 thousand and income tax expense increased $38 thousand.

Return on average equity was 8.2% in 2015 compared to 9.5% in 2014 and 8.1% in 2013.  Return on average assets was 0.76% in 2015 compared to 0.89% in 2014 and 0.80% in 2013.

Non-performing loans as a percentage of loans (including held for sale) were 1.54%, 2.36% and 2.22% as of December 31, 2015, 2014 and 2013, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis increased from $26.3 million in 2013 to $27.6 million in 2014, and to $30.7 million in 2015.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2014 to 2015.  Average earning assets increased $97.2 million, or 13.0%.  Average investment securities increased $16.8 million primarily due to increased deposits and securities obtained through the acquisition of Madison Financial Corporation on July 24, 2015.  Average loans increased $79.2 million, mostly due to the acquisition of Madison Financial Corporation.  Average interest bearing liabilities increased $65.8 million, or 11.9% during this same period.  This change was mostly attributed to an increase of $43.0 million, or 9.4%, in interest bearing deposits, which is mostly attributed to the acquisition of Madison Financial Corporation.  Average borrowings from the Federal Home Loan Bank increased $16.6 million, or 22.4%.  The Company continues to actively pursue quality loans and fund these primarily with deposits and Federal Home Loan Bank advances.

The bank prime rates remained unchanged from 2008 until December 2015 at which time they increased twenty-five basis points.  The tax equivalent yield on earning assets decreased from 4.19% in 2014 to 4.11% in 2015.

The volume rate analysis for 2015 that follows indicates that $4.1 million of the increase in interest income is attributable to an increase in volume, while the change in rates contributed to a decrease of $692 thousand in interest income.  Further, decreases in rates caused a decrease in the cost of interest bearing liabilities.  The average rate of these liabilities decreased from 0.68% in 2014 to 0.66% in 2015.  Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $236 thousand in interest expense and a change in volume contributed to a $530 thousand increase in interest expense.  In summary, the increase in the Company’s 2015 net interest income is attributed mostly to an increase in volume in the loan and security portfolios and decreases in rates in time deposits and Federal Home Loan Bank advances.

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

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2015 vs. 2014 and 2014 vs. 2013.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	(in thousands)
	2015 vs. 2014			2014 vs. 2013
	Increase	(Decrease)	Due to Change in	Increase	(Decrease)	Due to Change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$3,742	$(535)	$3,207	$2,491	$(1,569)	$922
Investment Securities	399	(182)	217	350	123	473
Trading Assets	8	(6)	2	168	—	168
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—	—	—	—	—
Deposits with Banks	(3)	32	29	(10)	10	—
Total Interest Income	4,146	(691)	3,455	2,999	(1,436)	1,563
INTEREST EXPENSE
Deposits
Demand	44	22	66	15	(65)	(50)
Savings	11	(16)	(5)	13	(19)	(6)
Negotiable Certificates of Deposit and Other Time Deposits	77	(152)	(75)	(54)	(134)	(188)
Securities sold under agreements to repurchase and other borrowings	103	19	122	32	(17)	15
Federal Home Loan Bank advances	295	(108)	187	762	(233)	529
Total Interest Expense	530	(235)	295	768	(468)	300
Net Interest Income	$3,616	$(456)	$3,160	$2,231	$(968)	$1,263

Average Consolidated Balance Sheets and Net Interest Analysis ($ in thousands)

	2015			2014			2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	$157,285	$2,840	1.81%	$142,426	$2,583	1.81%	$131,538	$2,145	1.63%
State and Municipal obligations	87,147	2,783	3.19%	85,772	2,835	3.31%	81,471	2,771	3.40%
Other Securities	6,968	271	3.89%	6,364	259	3.89%	7,001	288	4.11%
Total Investment Securities	251,400	5,894	2.34%	234,562	5,677	2.42%	220,010	5,204	2.38%
Tax Equivalent Adjustment		1,586	0.63%		1,620	0.69%		1,556	0.71%
Tax Equivalent Total		7,480	2.98%		7,297	3.11%		6,760	3.07%
Trading Assets	5,431	170	3.13%	5,199	168	3.23%		—	—
Federal Funds Sold and Agreements to Repurchase	1,042	—	—	327	—	—	290	—	—%
Interest-Bearing Deposits with Banks	13,609	57	0.52%	13,359	28	0.23%	17,238	29	0.17%
Loans, Net of Deferred Loan Fees (2)
Commercial	60,269	2,577	4.28%	48,307	2,268	4.69%	48,877	2,380	4.87%
Real Estate Mortgage	496,965	23,147	4.66%	429,773	20,249	4.71%	378,468	19,191	5.07%
Installment	16,907	1,340	7.93%	16,886	1,340	7.94%	17,244	1,364	7.91%
Total Loans	574,141	27,064	4.71%	494,966	23,857	4.82%	444,589	22,935	5.16%
Total Interest-Earning Assets	845,623	34,771	4.11%	748,413	31,350	4.19%	682,127	29,725	4.36%
Allowance for Loan Losses	(6,068)			(5,673)			(5,838)
Cash and Due From Banks	16,607			12,274			7,127
Premises and Equipment	16,571			16,700			16,922
Other Assets	28,910			26,414			28,871
Total Assets	$901,643			$797,148			$729,209

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	$225,604	$434	0.19%	$202,185	$368	0.18%	$195,302	$418	0.21%
Savings	78,217	78	0.10%	68,023	83	0.12%	58,799	89	0.15%
Certificates of Deposit and Other Deposits	196,409	1,512	0.77%	187,012	1,587	0.85%	193,038	1,775	0.92%
Total Interest-Bearing Deposits	500,230	2,024	0.40%	457,220	2,038	0.45%	447,139	2,282	0.51%
Securities sold under agreements to repurchase and other borrowings	26,418	447	1.69%	20,264	325	1.60%	18,340	311	1.70%
Federal Home Loan Bank advances	90,534	1,579	1.74%	73,947	1,392	1.88%	35,435	863	2.44%
Total Interest-Bearing Liabilities	617,182	4,050	0.66%	551,431	3,755	0.68%	500,914	3,456	0.69%
Noninterest-Bearing Earning Demand Deposits	194,538			164,712			151,127
Other Liabilities	6,197			6,587			5,442
Total Liabilities	817,917			722,730			657,483
STOCKHOLDERS’ EQUITY	83,726			74,418			71,726
Total Liabilities and Stockholders’ Equity	$901,643			$797,148			$729,209
Average Equity to Average Total Assets	9.25%			9.34%			9.84%
Net Interest Income		29,135			25,795			24,713
Net Interest Income (tax equivalent) (3)		30,721			27,595			26,269
Net Interest Spread (tax equivalent) (3)			3.45%			3.51%			3.67%
Net Interest Margin (tax equivalent) (3)			3.63%			3.69%			3.85%

(1)           Averages computed at amortized cost.

(2)           Includes loans on a nonaccrual status and loans held for sale.

(3)           Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $11.5 million in 2015, $10.2 million in 2014 and $10.2 million in 2013.  In 2015, reductions in gains on securities available for sale and gains on the trading account were offset by increases in gains on sold mortgage loans, debit card interchange income, service charges and loan servicing fee income.  In 2014, decreases in gains on sold mortgage loans, net loan servicing fees and overdraft income were offset by increases in fees generated within our wealth management department, gains on trading assets and debit card interchange income.

Securities gains were $412 thousand in 2015, $1.0 million in 2014 and $1.0 million in 2013.  These gains are primarily attributed to selling securities which had gains in market value due to declining interest rates and the related inverse relationship of interest rates and market values

Gains on loans sold were $1.5 million, $951 thousand and $1.7 million in 2015, 2014 and 2013, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation or other government agencies.  During 2015, the loan servicing fee income, net of amortization expense for the mortgage servicing right asset, increased $140 thousand, compared to a decrease of $136 thousand in 2014.  In 2015, the mortgage servicing right asset had a net valuation recovery of prior year write-downs of $59 thousand compared to a net write-down of $20 thousand in the valuation allowance in 2014.  Proceeds from the sale of loans were $51 million, $37 million and $55 million in 2015, 2014 and 2013, respectively.  The volume of loan originations is inverse to rate changes with historic low rates spurring activity.  The volume of loan originations during 2015 was $49 million, $37 million in 2014, and $54 million in 2013.

Other noninterest income, excluding security net gains and gains on the sale of mortgage loans, was $9.6 million in 2015, $8.2 million in 2014 and $7.6 million in 2013.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $2.6 million in 2015, $2.6 million in 2014 and $2.8 million in 2013.  Debit card interchange income was the second largest contributor to noninterest income, excluding security gains and gains on the sale of mortgage loans.  Debit card interchange income was $2.5 million in 2015, $2.1 million in 2014 and $1.9 million in 2013.  Other income was $849 thousand in 2015, $81 thousand in 2014 and $25 thousand in 2013.  Other income increased $768 thousand in 2015 due to $747 received for restitution of a legal dispute.  Other income was lower in 2013 due to the bank recording a loss of $100 thousand for the sale of a former branch building.

Noninterest expense increased $4.6 million in 2015 to $31.8 million, and increased $12 thousand in 2014 to $27.2 million from $27.2 million in 2013.

The increase in salaries and benefits from $14.8 million in 2014 to $16.6 million in 2015 is attributed to increasing the number of personnel and normal pay increases.  The number of full-time equivalent employees increased from 215 at December 31, 2014 to 243 at December 31, 2015.  The increase in the number of employees during 2015 is attributed mostly to the acquisition of Madison Financial Corporation on July 24, 2015.

Incentive compensation expense increased $394 thousand in 2015 compared to 2014 due to the increased number of employees and the Bank achieving many of the goals as stated in the incentive compensation plan.

The largest component of occupancy expense, depreciation, increased $115 thousand to $1.4 million in 2015, and increased $90 thousand to $1.3 million in 2014.  Building repairs and maintenance increased $74 thousand during 2015 to $440 thousand and building and equipment rents increased $119 thousand during 2015 to $348 thousand.  The increase in rent expense is attributable to the acquisition of Madison Financial Corporation on July 24, 2015.  The three branch buildings acquired through the acquisition are all leased.  Other noninterest expenses increased from $8.7 million in 2013 to $9.1 million in 2014 and increased to $11.4 million in 2015.  One-time expenses incurred during 2015 for the acquisition of Madison Financial Corporation totaled $858 thousand.  Debit card & credit card interchange expense increased $282 thousand due to an increase in the number of transactions which also resulted in an increase in interchange income.  Advertising and marketing expense increased $176 thousand due to the Company increasing its presence throughout central Kentucky and sponsoring multiple events such as the Breeders Cup and a professional tennis tournament.  Losses on foreclosed properties increased $151 thousand in 2015 compared to 2014 due to the Bank recognizing $146 thousand in net gains on sales of other real estate properties during 2014.  Committee and director fees increased $92 thousand during 2015 compared to 2014.  Amortization of core deposits was $205 thousand in 2015, compared to $140 thousand in 2014.  See Note 7 in the Company’s Consolidated Financial Statements and Notes included in Item 8 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the three-year period indicated.

	For the Year Ended Year Ended December 31
	(in thousands)
	2015	2014	2013
NON-INTEREST INCOME
Service Charges	$4,408	$4,240	$4,325
Loan Service Fee Income (Loss), net	206	66	202
Trust Department Income	1,056	979	746
Investment Securities Gains (Losses),net	412	966	967
Gains on trading assets	(9)	202	—
Gains on Sale of Mortgage Loans	1,488	951	1,658
Brokerage Income	597	554	351
Debit Card Interchange Income	2,477	2,119	1,947
Other	849	81	26
Total Non-interest Income	$11,484	$10,158	$10,222

NON-INTEREST EXPENSE
Salaries and Employee Benefits	$16,583	$14,806	$15,387
Occupancy Expense	3,781	3,308	3,130
Acquisition Expense	858	—	—
Other	10,585	9,101	8,686
Total Non-interest Expense	$31,807	$27,215	$27,203

Net Non-interest Expense as a Percentage of Average Assets	2.25%	2.14%	2.33%

Income Taxes

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the year ended December 31, 2015, the Company averaged $83.3 million in tax free securities, $5.4 million in tax free trading assets and $31.5 million in tax free loans.  For the year ended December 31, 2014, the Company averaged $84.5 million in tax free securities, $5.2 million in tax free trading assets and $18.5 million in tax free loans.  As of December 31, 2015, the weighted average remaining maturity for the tax free securities is 118 months, while the weighted average remaining maturity for the tax free loans is 152 months.

The Company had income tax expense of $530 thousand in 2015, $897 thousand in 2014 and $859 thousand in 2013.  This represents an effective income tax rate of 7.1% in 2015, 11.3% in 2014 and 12.9% in 2013.  The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.  In addition, the Company had additional tax credits which also contributed to the lower effective income tax rate for those years.  In 2015, the Company had tax credits totaling $611 thousand for investments made in low income housing projects which represented an increase of $56 thousand compared to similar tax credits in 2014.

Balance Sheet Review

Assets increased from $855 million at December 31, 2014 to $974 million at December 31, 2015.  Securities available for sale increased $17 million, outstanding loan balances increased $86 million during 2015 and deposits increased $104 million.  On July 24, 2015, the Company acquired Madison Financial Corporation, and its wholly owned subsidiary Madison Bank.  At the acquisition date, acquired securities available for sale totaled $28 million, acquired loan balances totaled $78 million and acquired deposit balances totaled $96 million.  Total acquired assets totaled $116 million at the acquisition date.  Assets at year-end 2014 totaled $855 million compared to $771 million in 2013.  Loan balances increased $70 million in 2014.  Deposits grew $38 million and Federal Home Loan Bank borrowings increased $36 million during 2014.

Loans

Total loans (including loans held for sale) were $625 million at December 31, 2015 compared to $539 million at December 31, 2014 and $469 million at December 31, 2013.  The increases in the loan portfolio during 2015 and 2014 are attributed to improved economic conditions, an increase in demand and entering into two new markets.  As of December 31, 2015 and compared to the prior year-end, commercial loans increased $8.7 million, real estate construction loans increased $12.4 million, 1-4 family residential property loans increased $41.3 million, multi-family residential property loans increased $3.9 million, non-farm & non-residential property loans increased $21.9 million, agricultural loans decreased $4.6 million and installment loans increased $2.0 million.  As of December 31, 2014 and compared to the prior year-end, commercial loans increased $12.5 million, real estate construction loans increased $5.8 million, 1-4 family residential property loans decreased $4.4 million, multi-family residential property loans increased $18.0 million, non-farm & non-residential property loans increased $35.0 million, agricultural loans increased $3.3 million and installment loans decreased $202 thousand.

As of December 31, 2015, the real estate mortgage portfolio comprised 73% of total loans in 2015 and 72% in 2014.  Of this, 1-4 family residential property represented 37% in 2015 and 35% in 2014.  Agricultural loans comprised 11% of the loan portfolio in 2015 and 13% in 2014. Approximately 87% of the agricultural loans are secured by real estate in both 2015 and 2014.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.  Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.

Automobile loans account for 22%, both in 2015 and 2014, of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.

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

	December 31 (in thousands)
Loans Outstanding	2015	2014	2013	2012	2011
Commercial	$55,929	$47,185	$34,654	$33,137	$28,892
Real Estate Construction	29,320	16,938	11,177	14,102	13,261
Real Estate Mortgage:
1-4 Family Residential	231,479	190,357	194,718	170,825	161,407
Multi-Family Residential	38,281	34,415	16,420	11,512	13,305
Non-Farm & Non-Residential	183,692	161,822	126,791	113,440	100,047
Agricultural	66,782	71,345	68,002	69,806	77,820
Installment	18,880	16,863	17,065	17,442	17,572
Other	516	279	158	337	324
Total Loans	624,879	539,204	468,985	430,601	412,628
Less Deferred Loan Fees	134	123	107	140	136
Total Loans, Net of Deferred Loan Fees	624,745	539,081	468,985	430,461	412,492
Less loans held for sale	624	776	223	486	625
Less Allowance for Loan Losses	6,521	6,012	5,441	6,047	5,842
Net Loans	$617,600	$532,293	$463,214	$423,928	$406,025

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2015.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above table are netted with real estate mortgage loans on the following table.

	December 31, 2015 (in thousands)
	One Year	One Through	Over	Total
Loan Maturities and Interest Sensitivity	or Less	Five Years	Five Years	Loans
Commercial	$18,217	$24,941	$12,771	$55,929
Real Estate Construction	10,658	9,605	9,057	29,320
Real Estate Mortgage:
1-4 Family Residential	90,544	97,519	42,658	230,721
Multi-Family Residential	7,455	17,064	13,762	38,281
Non-Farm & Non-Residential	27,047	89,792	66,853	183,692
Agricultural	20,596	43,158	3,028	66,782
Installment	8,501	10,334	45	18,880
Other	516	—	—	516
Total Loans, Net of Deferred Loan Fees	183,534	292,413	148,174	624,121
Fixed Rate Loans	22,516	74,429	140,211	237,156
Floating Rate Loans	161,018	217,984	7,963	386,965
Total Loans, Net of Deferred Loan Fees	$183,534	$292,413	$148,174	$624,121

Mortgage Banking

The Company has been in mortgage banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations decreased from $54 million in 2013 to $37 million in 2014, and increased to $49 million in 2015.  Proceeds from the sale of loans were $51 million, $37 million and $55 million for the years 2015, 2014 and 2013, respectively.  Mortgage loans held for sale were $624 thousand at December 31, 2015 and $776 thousand at December 31, 2014.  Fixed rate residential mortgage loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.  Historically low interest rates during 2013 resulted in higher loan originations during that year. During 2013, interest rates began to slightly increase resulting in a decrease in mortgage originations and continuing through 2014.  During 2015, declining mortgage rates and an improvement in the housing market resulted in the Bank originating more mortgage loans when compared to 2014 but less than 2013.  The effect of these changes was also reflected on the income statement.  As a result, the gain on sale of mortgage loans was $1.5 million in 2015 compared to $951 thousand in 2014 and $1.7 million in 2013.

The Bank has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB) while retaining the servicing rights.  Gains and losses on loan sales are recorded at the time of the cash sale, which represents the premium or discount paid by the FHLMC and FHLB.  The Bank receives a servicing fee from the FHLMC and FHLB on each loan sold.  Servicing rights are carried using the amortized cost method and are capitalized based on the relative fair value of the rights and the expected life of the loan and are expensed in proportion to, and over the period of, estimated net servicing revenues.

Mortgage servicing rights were $1.3 million at December 31, 2015, $1.2 million at December 31, 2014 and $1.3 million at December 31, 2013.

Amortization of mortgage servicing rights was $280 thousand (including $59 thousand in recoveries of prior year write-downs), $405 thousand (including $20 thousand in valuation write-downs) and $254 thousand (including $155 thousand in net recoveries of prior valuation write-downs) for the years ended December 31, 2015, 2014 and 2013, respectively.  See Note 4 in the Company’s 2015 Consolidated Financial Statements and Notes included in Item 8 for additional information.

Deposits

For 2015, total deposits increased $104 million to $759 million.  Noninterest bearing deposits increased $33 million, time deposits of $250 thousand and over increased $8 million, and other interest bearing deposits increased $63 million.  Public fund balances totaled $168 million at December 31, 2015, of which $157 million was interest bearing.  On July 24, 2015, the Company acquired Madison Financial Corporation, and its wholly owned subsidiary, Madison Bank which resulted in additional deposit balances of $96 million at the acquisition date.

For 2014, total deposits increased $37 million to $655 million.  Noninterest bearing deposits increased $25 million, time deposits of $250 thousand and over increased $2.4 million, and other interest bearing deposits increased $12 million.  Public fund balances totaled $171 million at December 31, 2014, of which $168 million was interest bearing).

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2015:

At December 31, 2015
Maturity of Time Deposits of $100,000 or More	(in thousands)
Maturing 3 Months or Less	$21,735
Maturing over 3 Months through 6 Months	48,799
Maturing over 6 Months through 12 Months	30,789
Maturing over 12 Months	11,882
Total	$113,205

Borrowings

The Company utilizes both long and short term borrowings.  Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2015, $87.8 million was borrowed from FHLB, a decrease of $6.0 million from December 31, 2014.  Throughout 2015, the Bank borrowed $135 million in short-term funds from the FHLB and repaid $145 million for short-term funds.  As of December 31, 2015, no short-term borrowings from the FHLB were outstanding.  Also, during 2015, the Bank borrowed $14.7 million in longer-term advances and paid down $10.7 million in long term advances from current and prior years.  These advances each have an original maturity of more than 1 year.

In 2014, the Bank borrowed $38.7 million in long-term advances from the FHLB and paid down $12.7 million in long-term advances.  The Bank borrowed $225.0 million in short-term borrowings during 2014 and had $10 million in outstanding short-term advances as of December 31, 2014.

The increase in long-term advances is attributed to funding the growth in the Banks’ loan portfolio and strategically locking in historically low interest rates.

On July 20, 2015, the Company borrowed $5.0 million which had an outstanding balance of $4.8 million at December 31, 2015.  The term loan has a fixed interest rate of 5.0%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by the Company’s stock.  Additional information pertaining to the note payable may be found in note 10 of the financial statements.

The following table depicts relevant information concerning our short term borrowings.

	As of and for the year ended
	December 31 (in thousands)
Short Term Borrowings	2015	2014	2013
Federal Funds Purchased:
Balance at Year end	$—	$—	$—
Average Balance During the Year	373	777	1,313
Maximum Month End Balance	4,300	7,952	12,530
Year end rate	—	—	—
Average annual rate	0.32%	0.28%	0.49%
Repurchase Agreements:
Balance at Year end	$18,514	$12,457	$12,867
Average Balance During the Year	16,596	12,270	9,646
Maximum Month End Balance	19,874	13,788	13,198
Year end rate	0.54%	0.75%	0.73%
Average annual rate	0.59%	0.76%	0.68%
Other Borrowed Funds:
Balance at Year end	$—	$10,000	$—
Average Balance During the Year	—	—	164
Maximum Month End Balance	—	10,000	500
Year end rate	—	0.14%	0.00%
Average annual rate	—	0.14%	3.25%

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  The other required payments under such commitments at December 31, 2015 are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

Federal Home Loan Bank advances	$87,833	$10,159	$29,907	$25,824	$21,943
Note payable	4,794	302	861	952	2,679
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	201,829	122,188	59,376	20,126	139
Lease payments on premises	2,674	342	607	572	1,153

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

The Company discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless reasons for delinquency are documented such as the loan being well collateralized and in the process of collection.  A loan remains in a non-accrual status until factors indicating doubtful collection no longer exist.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at market rates.  Other real estate is recorded at fair value less estimated costs to sell.  The acquisition of Madison Financial Corporation did not have a material impact on the asset quality of the Company.

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown as follows.

	At December 31 (in thousands)
Nonperforming Assets	2015	2014	2013	2012	2011
Non-accrual Loans	$6,351	$6,577	$2,974	$7,024	$6,017
Accruing Loans which are Contractually past due 90 days or more	1,000	24	554	841	398
Restructured Loans	2,245	6,138	6,901	7,227	1,104
Total Nonperforming Loans	9,596	12,739	10,429	15,092	7,519
Other Real Estate	2,347	4,604	3,379	4,168	8,296
Total Nonperforming Assets	$11,943	$17,343	$13,808	$19,260	$15,815
Total Nonperforming Loans as a Percentage of Loans (including loans held for sale) (1)	1.54%	2.36%	2.22%	3.51%	1.83%
Total Nonperforming Assets as a Percentage of Total Assets	1.23%	2.03%	1.79%	2.75%	2.40%
Allowance As a Percentage of nonperforming assets	55%	35%	39%	31%	37%

(1)  Net of deferred loan fees

Total nonperforming assets at December 31, 2015 were $11.9 million compared to $17.3 million at December 31, 2014 and $13.8 million at December 31, 2013.  The decrease from 2014 to 2015 is credited to decreases in non-accrual loans, other real estate and restructured loans.  The increase from 2013 to 2014 is credited to increases in non-accrual loan balances and other real estate.  Total other real estate properties totaled $2.3 million at December 31, 2015, of which $109 thousand were income producing property.  Total nonperforming loans were $9.6 million, $12.7 million, and $10.4 million at December 31, 2015, 2014 and 2013, respectively.  The decrease in restructured loans during 2015 is attributed to one loan which had a balance of $3.8 million at December 31, 2014 and was placed on non-accrual in 2015.  The increase in non-accrual loan balances from December 31, 2013 to December 31, 2014 was mostly attributed to one customer who had total non-accrual balances of $4.0 million at December 31, 2014.  Total loan charge offs in 2015 were $2.0 million.  The amount of lost interest on our non-accrual loans was $45 thousand for 2015 and $271 thousand for 2014.  At December 31, 2015, loans currently performing but which management believes requires special attention were $17.4 million, with 35% being 1-4 family residential, 25% being non-farm & non-residential and 7% being agricultural.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2015 were $9.5 million compared to $13.8 million in 2014 and $13.5 million in 2013.  Purchased credit impaired loans totaled $3.5 million at December 31, 2015 and $0 at December 31, 2014.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 5 in the Company’s 2015 Consolidated Financial Statements and Notes included in Item 8 herein.

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

Additional factors considered by management in determining impairment and non-accrual status include payment status, collateral value, availability of current financial information, and the probability of collecting all contractual principal and interest payments.  At December 31, 2015, impaired loans totaling $7.8 million had specific impairment allocations of $648 thousand.  The remaining $1.7 million in impaired loans did not have a specific impairment allocation.  The purchased credit impaired loans the Company had at December 31, 2015 had no allocated reserves.   At December 31, 2014, impaired loans totaling $11.7 million had specific impairment allocations of $998 thousand.  The remaining $2.1 million in impaired loans did not have a specific impairment allocation.

The allowance for loan losses on impaired loans is determined using one of two methods.  Either the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $648 thousand, $998 thousand and $712 thousand on December 31, 2015, 2014 and 2013, respectively.

Kentucky Bank has a “Problem Loan Committee” that meets at least monthly to review problem loans, including past dues and non-performing loans, and other real estate.  When analyzing the problem loans and the loan quality as of December 31, 2015, the following factors have been considered:

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

•	Changes in the nature and volume of the portfolio and in the terms of loans.
•	Changes in the experience, ability and depth of lending management and other relevant staff.
•	Changes in the volume and severity of past due loans; the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
•	Changes in the quality of the Bank’s loan review system.
Changes in the value of underlying collateral for collateral-dependent loans.
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year Ended December 31 (in thousands)
	2015	2014	2013	2012	2011
Balance at Beginning of Year	$6,012	$5,441	$6,047	$5,842	$4,925
Amounts Charged-off:
Commercial	30	258	12	21	36
Real Estate Construction	—	—	578	74	143
Real Estate Mortgage:
1-4 Family Residential	284	274	262	1,090	659
Multi-Family Residential	94	42	161	88	178
Non-Farm & Non-Residential	—	—	99	126	333
Agricultural	242	8	109	15	27
Consumer	1,300	758	1,083	921	1,170
Total Charged-off Loans	1,950	1,340	2,304	2,335	2,546
Recoveries on Amounts Previously Charged-off:
Commercial	—	—	28	24	74
Real Estate Construction	11	14	23	19	—
Real Estate Mortgage
1-4 Family Residential	33	59	63	38	15
Multi-Family Residential	30	57	113	1	144
Non-Farm & Non-Residential	86	368	18	1	14
Agricultural	23	27	27	9	15
Consumer	826	436	379	398	751
Total Recoveries	1,009	961	648	490	1,013
Net Charge-offs	941	379	1,656	1,845	1,533
Provision for Loan Losses	1,450	950	1,050	2,050	2,450
Balance at End of Year	6,521	6,012	5,441	6,047	5,842
Total Loans (1)
Average	574,141	494,966	444,589	418,049	408,135
At December 31	624,745	539,081	468,878	429,975	411,866
As a Percentage of Average Loans (1):
Net Charge-offs	0.16%	0.08%	0.37%	0.44%	0.38%
Provision for Loan Losses	0.25%	0.19%	0.24%	0.49%	0.60%
Allowance as a Percentage of Year-end Loans (1)	1.04%	1.12%	1.16%	1.41%	1.42%
Beginning Allowance as a Multiple of Net Charge-offs	6.4	14.4	3.7	3.2	3.2
Ending Allowance as a Multiple of Nonperforming Assets	0.55	0.35	0.39	0.31	0.37

(1)  Net of deferred loan fees and includes loans held for sale

Loans are typically charged-off when the collection of principal is considered doubtful, and would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2015 was $1.5 million compared to $950 thousand in 2014 and $1.1 million in 2013.  Net charge-offs were $941 thousand in 2015, $379 thousand in 2014 and $1.7 million in 2013.  Net charge-offs to average loans were 0.16%, 0.08% and 0.37% in 2015, 2014 and 2013, respectively.  The loan loss provision increased $500 thousand from 2014 to 2015 and decreased $100 thousand from 2013 to 2014.  The provision for loan losses for 2015 is higher than 2014 and 2013 primarily due to growth in the Banks’ loan portfolio.  The allowance for loan losses increased $509 thousand from December 31, 2014 to December 31, 2015.

In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.  At December 31, 2015, the allowance for loan losses was 1.04% of loans outstanding compared to 1.12% at year-end 2014 and 1.16% at year-end 2013.  Management believes the allowance for loan losses at the end of 2015 is adequate to cover probable incurred credit losses within the portfolio.

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

Allowance for Loan Losses (in thousands)	2015	2014	2013	2012	2011

Commercial	$536	$410	$280	$250	$342
Real Estate Construction	453	400	358	918	1,008
Real Estate Mortgage:
1-4 Family Residential	2,296	2,145	2,535	2,421	2,258
Multi-family Residential	505	562	327	414	336
Non-farm & Non-residential 1,338	800	664	628	604
Agricultural	748	1,125	678	845	720
Consumer	645	570	599	571	574
Total	6,521	6,012	5,441	6,047	5,842

	2015		2014		2013		2012		2011
Loans (in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Commercial	$55,929	8.96%	$47,185	8.77%	$34,654	7.39%	$33,137	7.71%	$28.892	7.01%
Real Estate Construction	29,320	4.70%	16,938	3.15%	11,177	2.38%	14,102	3.28%	13,261	3.22%
Real Estate Mortgage:
1-4 Family Residential	230,721	36.97%	189,458	35.20%	194,388	41.50%	170,199	39.58%	160,645	39.01%
Multi-family Residential	38,281	6.13%	34,415	6.39%	16,420	3.50%	11,512	2.68%	13,305	3.23%
Non-farm & Non-residential	183,692	29.43%	161,822	30.06%	126,791	27.05%	113,440	26.38%	100,047	24.29%
Agricultural	66,782	10.70%	71,345	13.25%	68,002	14.51%	69,806	16.23%	77,820	18.89%
Consumer	18,880	3.03%	16,863	3.13%	17,065	3.64%	17,442	4.06%	17,572	4.27%
Other	516	0.08%	279	0.05%	158	0.03%	337	0.08%	324	0.08%
Total, Net (1)	624,121	100.00%	538,305	100.00%	468,655	100.00%	429,975	100.00%	411,866	100.00%

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2015	2014

Unused lines of credit	$96,581	$88,741
Commitments to make loans	9,854	6,178
Letters of credit	805	441

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 3.00% to 5.01% with maturities ranging from 2 to 30 years.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2015 increased $10.9 million to $81.8 million from December 31, 2014.  Stockholders’ equity, excluding accumulated other comprehensive income, was $89.1 million at December 31, 2015 compared to $77.2 million at December 31, 2014.  Increases in stockholders’ equity and Tier I capital during 2015 were mostly a result of acquiring Madison Financial Corporation on July 24, 2015.  The Company issued 263,361 shares which increased outstanding stock by $7.9 million, net of issuance costs.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and core deposit intangible, resulting from the Peoples acquisition in 2006, the Kentucky First acquisition in 2003 and the Madison Financial Corporation acquisition in 2015.  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	At December 31 (in thousands)
	2015	2014	Change
Stockholders’ Equity (1)	$89,054	$77,151	$11,903
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	14,205	13,234	971
Tier I Capital	81,849	70,917	10,932
Allowance for Loan Losses	6,596	6,087	509
Other	11	12	(1)
Tier II Capital	6,607	6,099	508
Total Capital	88,456	77,016	11,440
Total Risk Weighted Assets	$662,816	$590,098	$72,718
Ratios:
Common Equity Tier I Capital to Risk-weighted Assets	11.3%	n/a	n/a
Tier I Capital to Risk-weighted Assets	12.4%	12.0%	0.4%
Total Capital to Risk-weighted Assets	13.4%	13.1%	0.3%
Leverage	8.6%	8.7%	(0.1)%

(1)           Excluding accumulated other comprehensive income/loss.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions.  The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate.  The categories vary from “well capitalized” to “critically undercapitalized”.  A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 8% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2015, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

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

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $246.9 million at December 31, 2014 to $264.2 million at December 31, 2015.   Federal funds sold totaled $1.5 million at December 31, 2015 and $398 thousand at December 31, 2014.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of December 31, 2015 and 2014, the Company held no adjustable rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2015.

Securities Available for Sale and Trading Assets at Fair Value

	At December 31 (in thousands)
Investment Securities (at fair value)	2015	2014	2013

Available for Sale
U.S. government agencies	$48,863	$60,586	$69,286
States and political subdivisions	91,962	89,281	90,183
Mortgage-backed
Fixed -
GNMA, FNMA, FHLMC Passthroughs	42,731	43,072	55,299
GNMA, FNMA, FHLMC CMO’s	80,312	53,626	15,339
Total mortgage backed	123,043	96,698	70,638
Equity Securities	344	296	289
Total	$264,212	$246,861	$230,396

Trading Assets	$5,531	5,370	—

Maturity Distribution of Securities Available for Sale

	December 31, 2015 (in thousands)
		Over One	Over Five		Asset
		Year	Years	Over	Backed
	One Year	Through	Through	Fifteen	& Equity
	or Less	Five Years	Fifteen Years	Years	Securities	Total

Available for Sale
U.S. government agencies	$—	$29,431	$19,432	$—	$—	$48,863
States and political subdivisions	167	3,820	82,586	5,389	—	91,962
Mortgage-backed	—	—	—	—	123,043	123,043
Equity Securities	—	—	—	—	344	344
Total	167	33,251	102,018	5,389	123,387	264,212
Percent of Total	0.1%	12.6%	38.6%	2.0%	46.7%	100.0%
Weighted Average Yield (1)	2.00%	1.65%	3.16%	4.10%	2.74%	2.79%

(1)                                          Tax Equivalent yield

Trading assets totaling $5.5 million are generally held for a short period of time before being sold.

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits.  As of December 31, 2015 the projected net interest income percentages are within the Board of Directors limits.  Please note that at in the current low interest rate environment, many rates cannot decline 100 basis points.  Therefore, the projected net interest income changes below as of December 31, 2015 for a declining rate environment are not as relevant.  The projected net interest income report summarizing the Company’s interest rate sensitivity as of December 31, 2015 and 2014 is as follows:

Projected Net Interest Income (December 31, 2015)

		Level
Rate Change:	—100	Rates	+100	+300

Year One (1/16 - 12/16)
Net interest income	$31,475	$32,056	$31,944	$31,906

Net interest income dollar change	$(581)	$—	$(31)	$(150)

Net interest income percentage change	—1.8%	N/A	—0.1%	—0.5%

Limitation on % Change	>-6.0%	N/A	>-4.0%	>-10.0%

Projected Net Interest Income (December 31, 2014)

		Level
Rate Change:	—100	Rates	+100	+300

Year One (1/15 - 12/15)
Net interest income	$26,674	$27,318	$27,386	$27,336

Net interest income dollar change	$(643)	$—	$69	$18

Net interest income percentage change	—2.4%	N/A	0.3%	0.7%

Limitation on % Change	>-6.0%	N/A	>-4.0%	>-10.0%

The numbers in 2015 are comparable to 2014.  In 2015, year one reflected a decrease in projected net interest income of 0.1% compared to a 0.3% projected increase from 2014 with a 100 basis point increase.  The 300 basis point increase in rates reflected a 0.5% decrease in net interest income in 2015 compared to a 0.7% increase in 2014.  The 100 point decrease in rates reflected a 1.8% decrease in net interest income in 2015 compared to a 2.4% decrease in 2014.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Total securities maturing within one year along with cash and cash equivalents totaled $30.9 million at December 31, 2015.  Additionally, securities available-for-sale with maturities greater than one year totaled $261.4 million at December 31, 2015.  The available for sale securities are available to meet liquidity needs on a continuing basis.  In addition, trading assets totaled $5.5 million at December 31, 2015.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.  In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.  At December 31, 2015 these balances totaled $113.2 million, approximately 15% of total deposits.

The Company also relies on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  We have sufficient collateral to borrow an additional $72 million from the Federal Home Loan Bank at December 31, 2015.  In addition, as of December 31, 2015, $36 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $317 million in brokered deposits.

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

	December 31
Liquidity Ratios	2015	2014	2013
Average Loans (including loans held for sale)/Average Deposits	82.6%	79.6%	74.3%
Average Securities sold under agreements to repurchase and other borrowings/Average Assets	2.9%	2.5%	2.5%

The above table shows that the loan to deposit ratio increased both in 2015 and 2014.  The increase in the ratio for both 2015 and 2014 is attributed to loan growth exceeding deposit growth.

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

The Company’s 2015 consolidated financial statements have been audited by Crowe Horwath LLP, an independent registered public accounting firm.  Management has made available to Crowe Horwath LLP all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to Crowe Horwath LLP during the audit were valid and appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Kentucky Bancshares, Inc.

Paris, Kentucky

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP
Crowe Horwath LLP

Louisville, Kentucky
March 30, 2016

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

CONSOLIDATED BALANCE SHEETS

December 31

(Dollars in thousands)	2015	2014
ASSETS
Cash and due from banks	$26,546	$16,771
Federal funds sold	1,502	398
Cash and cash equivalents	28,048	17,169
Interest bearing time deposits	4,874	1,280
Securities available for sale	264,212	246,861
Trading Assets	5,531	5,370
Mortgage loans held for sale	624	776
Loans	624,121	538,305
Allowance for loan losses	(6,521)	(6,012)
Net loans	617,600	532,293

Federal Home Loan Bank stock	7,034	5,981
Real estate owned, net	2,347	4,603
Bank premises and equipment, net	16,597	16,479
Interest receivable	3,681	3,299
Mortgage servicing rights	1,277	1,209
Goodwill	14,001	13,117
Other intangible assets	773	177
Other assets	8,085	6,595

Total assets	$974,684	$855,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$209,289	$176,743
Time deposits, $250,000 and over	61,199	52,913
Other interest bearing	488,493	425,213
Total deposits	758,981	654,869
Repurchase agreements	18,514	12,457
Short-term Federal Home Loan Bank advances	—	10,000
Long-term Federal Home Loan Bank advances	87,833	83,785
Note payable	4,794	—
Subordinated debentures	7,217	7,217
Interest payable	659	642
Other liabilities	7,273	8,297
Total liabilities	885,271	777,267

Commitments and contingent liabilities	—	—

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,989,205 and 2,720,098 shares issued and outstanding in 2015 and 2014	20,730	12,662
Retained earnings	68,324	64,489
Accumulated other comprehensive income	359	791
Total stockholders’ equity	89,413	77,942

Total liabilities and stockholders’ equity	$974,684	$855,209

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

(in thousands, except per share data)	2015	2014	2013

Interest income
Loans, including fees	$27,064	$23,857	$22,935
Securities
Taxable	2,951	2,612	2,180
Tax exempt	2,680	2,812	2,742
Trading Assets	170	168	—
Other	320	282	311
	33,185	29,731	28,168
Interest expense
Deposits	2,024	2,038	2,282
Repurchase agreements and other borrowings	100	96	79
Federal Home Loan Bank advances	1,579	1,392	863
Note payable	109	—	—
Subordinated debentures	238	230	232
	4,050	3,756	3,456
Net interest income	29,135	25,975	24,712
Provision for loan losses	1,450	950	1,050
Net interest income after provision for loan losses	27,685	25,025	23,662

Other income
Service charges	4,408	4,240	4,325
Loan service fee income, net	206	66	202
Trust department income	1,056	979	746
Securities gains, net	412	966	968
Gain (loss) on trading assets, net	(9)	202	—
Gain on sale of mortgage loans	1,488	951	1,658
Brokerage income	597	554	351
Debit card interchange income	2,477	2,119	1,947
Other	849	81	25
	11,484	10,158	10,222
Other expenses
Salaries and employee benefits	16,583	14,806	15,387
Occupancy expense	3,781	3,308	3,130
Repossession expense, net	416	371	267
FDIC insurance	576	535	486
Legal and professional fees	1,050	1,067	840
Data processing	1,427	1,351	1,346
Debit card expenses	1,287	1,005	955
Amortization	205	140	215
Advertising and marketing	1,003	827	825
Taxes other than payroll, property and income	904	851	875
Telephone	317	341	268
Postage	379	321	303
Loan fees	334	346	399
Acquisition expense	858	—	—
Other	2,687	1,946	1,907
	31,807	27,215	27,203
Income before income taxes	7,362	7,968	6,681
Provision for income taxes	530	897	859

Net income	$6,832	$7,071	$5,822
Earnings per share:
Basic	$2.40	$2.60	$2.15
Diluted	2.40	2.60	2.15

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Loss)

Years Ended December 31

	2015	2014	2013

Net income	$6,832	$7,071	$5,822

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	(242)	9,931	(13,289)
Reclassification of realized amount	(412)	(966)	(967)
Net change in unrealized gain (loss) on securities	(654)	8,965	(14,256)
Less: Tax impact	(222)	3,048	(4,847)

Other comprehensive income (loss)	(432)	5,917	(9,409)

Comprehensive income (loss)	$6,400	$12,988	$(3,587)

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

						Accumulated
						Other	Total
	Common Stock		Preferred Stock		Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity
Balances, January 1, 2013	2,719,694	$12,529	—	$—	$57,197	$4,283	$74,009
Common stock issued including tax benefit, net (including stock grants of 5,615 shares and employee gifts of 49 shares)	6,758	—	—	—	—	—	—
Stock compensation expense	—	82	—	—	—	—	82
Common stock purchased and retired	(9,018)	(41)	—	—	(177)	—	(218)
Other comprehensive loss	—	—	—	—	—	(9,409)	(9,409)
Net income	—	—	—	—	5,822	—	5,822
Dividends declared - $0.96 per share	—	—	—	—	(2,613)	—	(2,613)
Balances, December 31, 2013	2,717,434	$12,570	—	—	$60,229	$(5,126)	$67,673
Common stock issued including tax benefit, net (including stock grants of 7,475 shares and employee gifts of 74 shares)	7,159	2	—	—	—	—	2
Stock compensation expense	—	111	—	—	—	—	111
Common stock purchased and retired	(4,495)	(21)	—	—	(90)	—	(111)
Other comprehensive income	—	—	—	—	—	5,917	5,917
Net income	—	—	—	—	7,071	—	7,071
Dividends declared - $1.00 per share	—	—	—	—	(2,721)	—	(2,721)
Balances, December 31, 2014	2,720,098	$12,662	—	—	$64,489	$791	$77,942
Assumption of Madison Financial Corporation preferred stock	—	—	12,047	4,390
Redemption of Madison Financial Corporation preferred stock	—	—	(12,047)	(4,390)
Common stock issued including tax benefit, net (including stock grants of 6,955 shares and employee gifts of 34 shares)	6,719	2	—	—	—	—	2
Shares issued to acquire Madison Financial Corporation, net of issuance costs	263,361	7,939	—	—	—	—	7,939
Stock compensation expense	—	133	—	—	—	—	133
Common stock purchased and retired	(973)	(6)	—	—	(25)	—	(31)
Other comprehensive loss	—	—			—	(432)	(432)
Net income	—	—	—	—	6,832	—	6,832
Dividends declared - $1.04 per share	—	—	—	—	(2,972)	—	(2,972)
Balances, December 31, 2015	2,989,205	$20,730	—	$—	$68,324	$359	$89,413

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(in thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$6,832	$7,071	$5,822
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,326	1,830	1,665
Provision for loan losses	1,450	950	1,050
Securities amortization, net	975	638	845
Securities (gains) losses, net	(412)	(966)	(968)
Net change in trading assets	(161)	(5,370)	—
Originations of loans held for sale	(48,953)	(37,043)	(53,578)
Proceeds from sale of loans	50,593	37,441	55,499
Gain on sale of mortgage loans	(1,488)	(951)	(1,658)
Stock based compensation expense	133	111	82
Losses (gain) on disposal of fixed assets	(4)	(2)	100
Losses (gain) on other real estate	(5)	(146)	(43)
Changes in:
Interest receivable	(73)	319	329
Write-downs of other real estate, net	252	144	63
Other assets	(1,163)	1,506	(3,250)
Interest payable	(42)	(94)	126
Deferred taxes	(17)	3,048	(4,847)
Other liabilities	(1,186)	(4,637)	9,547
Net cash from operating activities	8,057	3,849	10,784
Cash flows from investing activities
Acquisition of Madison Financial Corp.,net	3,514	—	—
Net change in interest bearing time deposits	(615)	(980)	—
Purchases of securities, available for sale	(84,479)	(127,326)	(141,135)
Proceeds from sales of securities, available for sale	21,627	73,985	38,089
Proceeds from principal payments and maturities of securities	71,988	46,170	51,296
Net change in loans	(12,211)	(73,304)	(40,808)
Proceeds from redemption of Federal Home Loan Bank Stock	—	749	—
Purchases of bank premises and equipment	(733)	(1,056)	(1,494)
Proceeds from sale of other real estate	5,848	2,053	1,312
Proceeds from sale of bank premises and equipment	7	2	258
Net cash from investing activities	4,946	(79,707)	(92,482)
Cash flows from financing activities
Net change in deposits	8,289	37,468	26,976
Net change in repurchase agreements and other borrowings	(188)	(410)	9,052
Net change in short-term advances from Federal Home Loan Bank	(10,000)	10,000	—
Long-term FHLB advances	14,709	38,666	47,660
Payments on long-term FHLB advances	(10,661)	(12,728)	(7,262)
Proceeds from note payable	5,000	—	—
Payments on note payable	(206)	—	(500)
Redemption of acquired preferred shares and unpaid dividends and interest	(6,066)	—	—

Proceeds from issuance of common stock, including options and grants, including tax benefits	2	2	—
Purchase of common stock	(31)	(111)	(218)
Dividends paid	(2,972)	(2,721)	(2,613)
Net cash from financing activities	(2,124)	70,166	73,095

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2015	2014	2013

Net change in cash and cash equivalents	$10,879	$(5,692)	$(8,603)
Cash and cash equivalents at beginning of year	17,169	22,861	31,464

Cash and cash equivalents at end of year	$28,048	$17,169	$22,861

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$4,033	$3,850	$3,330
Income taxes	200	1,200	1,475

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$3,394	$3,275	$472
Issuance of common stock in exchange for net assets in acquisition, net of issuance costs	7,939	—	—

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

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest income on loans is recognized on the accrual basis except for those loans on a nonaccrual status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful.  Interest income on real estate mortgage (1-4 family residential and multi-family residential) and consumer loans is discontinued at the time the loan is 90 days delinquent, and interest income on real estate construction, non-farm and non-residential mortgage, agricultural and commercial loans is discontinued at the time the loan is 120 days delinquent, unless the loan is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  Recorded investment is the outstanding loan balance, excluding accrued interest receivable.

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

From time to time, the Company will charge-off a portion of impaired and non-performing loans.  Loans that meet the criteria under ASC 310 are evaluated individually for impairment.  Management considers payment status, collateral value, availability of current financial information for the borrower and guarantor, actual and expected cash flows, and probability of collecting amounts due.  If a loan’s collection status is deemed to be collateral dependent or foreclosure is imminent, the loan is charged down to the fair value of the collateral, less selling costs.  In circumstances where the loan is not deemed to be collateral dependent, but we believe, after completing our evaluation process, that probable loss has been incurred, we will provide a specific allocation on that loan.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 5 years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

As of December 31, 2015, the allowance for loan losses related to loans collectively evaluated for impairment is $5.9 million.  The amount attributable to the recent historical actual net average, adjusted for qualitative factors, is $5.3 million, leaving $609 thousand unallocated attributable to additional qualitative factors.  As of December 31, 2014, the allowance for loan losses related to loans collectively evaluated for impairment is $5.0 million. The amount attributable to the recent historical actual net loss average, adjusted for qualitative fatcors, is $4.5 million, leaving $540 thousand unallocated attributable to additional qualitative factors.  The unallocated amount related to qualitative factors increased $69 thousand from December 31, 2014 to December 31, 2015.

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

Real Estate Mortgage:

1-4 family residential:  Loans secured by 1-4 family residential real estate represent the lowest risk of loans for the Company.  They include fixed and floating rate loans as well as loans for commercial purposes or consumer purposes.  The Company generally does not hold subprime residential mortgages.  Borrowers with loans in this category, whether for commercial or consumer purposes, tend to make their payments timely as they do not want to risk foreclosure and loss of property.

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

Servicing rights are recognized separately when they are acquired through sales of loans.  When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of mortgage loans.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into loan service fee income, net, included in non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $470 thousand, $471 thousand, and $456 thousand for the years ended December 31, 2015, 2014 and 2013 and are included in loan service fee income in the income statement.  Late fees and ancillary fees related to loan servicing are not material.

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

Investments in Limited Partnerships:  Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits.  The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments.  These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet.  These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable.  The investment recorded at December 31, 2015 was $4.0 million and $4.2 million at December 31, 2014, respectively, and is included with other assets in the balance sheet.

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

Purchased Credit Impaired Loans:  As part of the Madison Financial Corporation acquisition, the Company purchased loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimated the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior yet net income or stockholders’ equity.

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

2.  ACQUISITION OF MADISON FINANCIAL CORPORATION

On July 24, 2015, the Company acquired Madison Financial Corporation and its wholly-owned subsidiary, Madison Bank, both of which were headquartered in Richmond, Kentucky.  As a result of the acquisition the Company expanded its presence into central Kentucky with minimal overlap of its existing market footprint and generated long-term value for the Company shareholders.  Madison Bank had $116.1 million in total assets and operated three financial centers.

The total purchase price for Madison Financial Corporation was $7.9 million net of capital stock issuance costs, consisting of $3 thousand cash for fractional shares and the issuance of 263,361 shares of the Company’s common stock valued at $7.9 million net of capital stock issuance costs.  The acquisition was accounted for under the acquisition method of accounting.  Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while approximately $858 thousand of transaction and integration costs associated with the acquisition were expensed as incurred. Of the total purchase price, $884 thousand was allocated to goodwill which is not considered deductible for tax purposes.

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Madison Financial Corporation acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$3,517
Interest-bearing deposits in other financial institutions	2,979
Securities available for sale	27,704
Loans	77,729
Federal Home Loan Bank Stock	1,053
Accrued interest receivable	309
Premises and equipment	789
Other real estate	445
Deferred tax assets	624
Core deposit intangible asset	800
Other assets	116

Total assets acquired	$116,065

Deposits	$95,823
Other borrowings	6,245
Accrued interest payable	59
Other liabilities	817
Total liabilities assumed	$102,944

Liquidation amount of preferred stock including unpaid dividends and interest	6,066

Total identifiable net assets	$7,055

Goodwill	884

$7,939

The fair value of net assets acquired includes fair value adjustments to certain loan receivables that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these loans will be collected.  As such, these loan receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchase credit impaired loans, which have shown evidence of credit deterioration since origination.  Loan receivables acquired that were not subject to these requirements include non-impaired loans with a fair value and gross contractual amounts receivable of $73.6 million and $74.7 million as of the date of acquisition.  The company is still in process of gathering information about the day one fair value of loans acquired and liabilities assumed which are subject to change during the measurement period. Subsequent to the acquisition date, the Company made adjustments to the fair value of loans, deferred tax assets and consideration transferred.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement was $0 at both December 31, 2015 and 2014.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2015 and 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2015
U. S. government agencies	$49,012	$51	$(200)	$48,863
States and municipals	89,501	2,644	(183)	91,962
Mortgage-backed - residential	124,834	210	(2,001)	123,043
Equity securities	320	24	—	344
Total	$263,667	$2,929	$(2,384)	$264,212

2014
U. S. government agencies	$61,721	$1	$(1,136)	$60,586
States and municipals	86,322	3,234	(275)	89,281
Mortgage-backed - residential	97,349	267	(918)	96,698
Equity securities	270	26	—	296
Total	$245,662	$3,528	$(2,329)	$246,861

The amortized cost and fair value of securities at December 31, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value

Due in one year or less	$167	$167
Due after one year through five years	33,435	33,251
Due after five years through ten years	56,908	57,562
Due after ten years	48,003	49,845
	138,513	140,825
Mortgage-backed - residential	124,834	123,043
Equity	320	344

Total	$263,667	$264,212

Trading assets totaling $5.5 million are excluded from securities available for sale and consist primarily of municipal securities which are generally held for a minimal period of time.

Proceeds from sales of securities during 2015, 2014 and 2013 were $21.7 million, $74.0 million and $38.1 million.  Gross gains of $425 thousand, $1.4 million, $967 thousand and gross losses of $13 thousand, $400 thousand and $0, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $140 thousand, $328 thousand and $329 thousand, respectively.

Securities with an approximate carrying value of $246.2 million and $231.5 million at December 31, 2015 and 2014, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year end 2015 and 2014 not recognized in income are as follows:

2015

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$15,243	$(56)	$30,293	$(144)	$45,536	$(200)
States and municipals	10,938	(102)	4,065	(81)	15,003	(183)
Mortgage-backed - residential	77,898	(1,231)	23,488	(770)	101,386	(2,001)

Total temporarily impaired	$104,079	$(1,389)	$57,846	$(995)	$161,925	$(2,384)

2014

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$12,527	$(176)	$45,067	$(960)	$57,594	$(1,136)
States and municipals	5,012	(27)	9,737	(248)	14,749	(275)
Mortgage-backed - residential	46,685	(572)	18,747	(346)	65,432	(918)

Total temporarily impaired	$64,224	$(775)	$73,551	$(1,554)	$137,775	$(2,329)

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

At December 31, 2015, twenty-one U.S. government agency securities have unrealized losses with aggregate depreciation of 0.4% from their amortized cost, fifty-four mortgage-backed securities have an unrealized loss with depreciation of 1.9% from their amortized cost basis, and twenty four states and municipals have unrealized losses with aggregate depreciation of 1.2% from their amortized cost basis.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  The Company believes there is no other than temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 5 - LOANS

Loans at year-end were as follows:

	2015	2014

Commercial	$55,929	$47,185
Real estate construction	29,320	16,938
Real estate mortgage:
1-4 family residential	230,721	189,458
Multi-family residential	38,281	34,415
Non-farm & non-residential	183,692	161,822
Agricultural	66,782	71,345
Consumer	18,880	16,863
Other	516	279

	$624,121	$538,305

As discussed under Footnote 2 “Acquisition”, the above loan balances include loans purchased in the acquisition of Madison Financial Corporation.  All loan balances acquired in the Madison Financial Corporation acquisition have no allocated allowance for loan losses. The composition of loans acquired, as of December 31, 2015, is as follows:

12/31/2015

Commercial	$1,505
Real estate construction	1,616
Real estate mortgage:
1-4 family residential	16,376
Multi-family residential	5,652
Non-farm & non-residential	29,029
Agricultural	2,194
Consumer	379
$56,751

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2015, 2014 and 2013 (in thousands):

	Beginning				Ending
December 31, 2015	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$339	$30	$—	$177	$486
Real estate Construction	446	—	11	(46)	411
Real estate mortgage:
1-4 family residential	1,829	284	33	503	2,081
Multi-family residential	495	94	30	27	458
Non-farm & non-residential	813	—	86	314	1,213
Agricultural	998	242	23	(101)	678
Consumer	520	283	66	222	525
Other	32	1,017	760	285	60
Unallocated	540	—	—	69	609
	$6,012	$1,950	$1,009	$1,450	$6,521

	Beginning				Ending
December 31, 2014	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$230	$258	$—	$367	$339
Real estate Construction	358	—	14	74	446
Real estate mortgage:
1-4 family residential	2,169	274	59	(125)	1,829
Multi-family residential	427	42	57	53	495
Non-farm & non-residential	564	—	368	(119)	813
Agricultural	578	8	27	401	998
Consumer	548	239	67	144	520
Other	51	519	369	131	32
Unallocated	516	—	—	24	540
	$5,441	$1,340	$961	$950	$6,012

	Beginning				Ending
December 31, 2013	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$150	$12	$28	$64	$230
Real estate Construction	918	578	23	(5)	358
Real estate mortgage:
1-4 family residential	1,989	262	63	379	2,169
Multi-family residential	414	161	113	61	427
Non-farm & non-residential	628	99	18	17	564
Agricultural	845	109	24	(182)	578
Consumer	517	460	35	456	548
Other	54	623	344	276	51
Unallocated	532	—	—	(16)	516
	$6,047	$2,304	$648	$1,050	$5,441

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans totaled $3.5 million at December 31, 2015 and $0 at December 31, 2014.

There was no associated allowance for loan losses as of December 31, 2015 or December 31, 2014 for purchased credit impaired loans.  The contractual value of these loans was $4.6 million at December 31, 2015.

Accretable yield, or income expected to be collected, is as follows (in thousands):

	Twelve months ended
	12/31/15	12/31/14
Balance, beginning Of period	$—	$—
New loans purchased	505	—
Accretion of income	97	—
Balance, end of period	$408	$—

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.3 million and $2.0 million) in loans by portfolio segment and based on impairment method as of December 31, 2015 and December 31, 2014 (in thousands):

As of December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$486	$—	$486
Real estate construction	—	411	—	411
Real estate mortgage:
1-4 family residential	128	1,953	—	2,081
Multi-family residential	—	458	—	458
Non-farm & non-residential	181	1,032	—	1,213
Agricultural	339	339		678
Consumer	—	525	—	525
Other	—	60	—	60
Unallocated	—	609	—	609
	$648	$5,873	$—	$6,521
Loans:
Commercial	$—	$55,924	$5	$55,929
Real estate construction	835	28,474	11	29,320
Real estate mortgage:
1-4 family residential	1,454	226,523	2,744	230,721
Multi-family residential	—	38,281	—	38,281
Non-farm & non-residential	2,882	179,913	897	183,692
Agricultural	4,298	61,921	563	66,782
Consumer	—	18,880	—	18,880
Other	—	516	—	516
	$9,469	$610,432	$4,220	$624,121

As of December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$339	$339
Real estate construction	—	446	446
Real estate mortgage:
1-4 family residential	56	1,773	1,829
Multi-family residential	94	401	495
Non-farm & non-residential	136	677	813
Agricultural	712	286	998
Consumer	—	520	520
Other	—	32	32
Unallocated	—	540	540
	$998	$5,014	$6,012
Loans:
Commercial	$—	$47,185	$47,185
Real estate construction	—	16,938	16,938
Real estate mortgage:
1-4 family residential	2,098	187,360	189,458
Multi-family residential	264	34,151	34,415
Non-farm & non-residential	2,958	158,864	161,822
Agricultural	8,479	62,866	71,345
Consumer	—	16,863	16,863
Other	—	279	279
	$13,799	$524,506	$538,305

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015 (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	835	835	—	820	29	29
Real estate mortgage:
1-4 family residential	370	370	—	1,493	15	15
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	—	—	—	68	—	—
Agricultural	469	469	—	335	14	14
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Real estate mortgage
1-4 family residential	1,083	1,083	128	1,916	6	6
Multi-family residential	—	—	—	24	—	—
Non-farm & non-residential	2,882	2,882	181	2,885	29	29
Agricultural	3,957	3,957	339	4,379	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$9,596	$9,596	$648	$11,920	$93	$93

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014 (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	1,618	1,618	—	1,147	25	25
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	—	—	—	552	—	—
Agricultural	442	442	—	2,696	29	29
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Real estate mortgage
1-4 family residential	480	480	56	990	18	18
Multi-family residential	264	264	94	284	5	5
Non-farm & non-residential	2,958	2,958	136	3,173	115	115
Agricultural	8,037	8,037	712	5,341	116	116
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$13,799	$13,799	$998	$14,183	$308	$308

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013

(in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	824	793	—	1,217	28	28
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	1,650	803	—	1,471	81	81
Agricultural	2,912	2,826	—	2,802	123	123
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	607	—	—
Real estate mortgage
1-4 family residential	2,080	2,080	228	1,349	96	96
Multi-family residential	274	274	76	443	3	3
Non-farm & non-residential	1,913	1,913	110	1,938	79	79
Agricultural	4,847	4,847	298	4,864	287	287
Consumer	—	—	—	—	—	—
Other	—	—	—	—		—
Total	$14,500	$13,536	$712	$14,691	$697	$697

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Nonaccrual loans secured by real estate make up 96.5% of the total nonaccrual loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual, excluding purchase credit impaired loans, by class of loans as of December 31, 2015 and 2014 (in thousands):

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
As of December 31, 2015	Nonaccrual	Accruing	Restructurings

Commercial	$6	$—	$—
Real estate construction	145	365	—
Real estate mortgage:
1-4 family residential	1,531	471	468
Multi-family residential	—	—	—
Non-farm & non-residential	481	137	1,777
Agricultural	4,171	—	—
Consumer	17	27	—
Other	—	—	—

Total	$6,351	$1,000	$2,245

Loans included in totals above acquired from Madison Financial Corporation	$1,107	$446	$—

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
As of December 31, 2014	Nonaccrual	Accruing	Restructurings

Commercial	$25	$—	$—
Real estate construction	142	—	—
Real estate mortgage:
1-4 family residential	1,390	23	480
Multi-family residential	264	—	—
Non-farm & non-residential	380	—	1,829
Agricultural	4,371	—	3,829
Consumer	5	1	—
Other	—	—	—

Total	$6,577	$24	$6,138

The following tables present the aging of the recorded investment in past due and non-accrual loans as of December 31, 2015 and 2014 by class of loans (in thousands):

	30-59	60-89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
2015	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$2,323	$99	$—	$6	$2,428	$53,501
Real estate construction	—	—	365	145	510	28,810
Real estate mortgage:
1-4 family residential	1,508	264	471	1,531	3,774	226,947
Multi-family residential	—	—	—	—	—	38,281
Non-farm & non-residential	37	121	137	481	776	182,916
Agricultural	229	251	—	4,171	4,651	62,131
Consumer	50	45	27	17	139	18,741
Other	—	—	—	—	—	516
Total	$4,147	$780	$1,000	$6,351	$12,278	$611,843

Loans included in totals above acquired from Madison Financial Corp.	$5	$84	$446	$1,107	$1,642	$55,109

	30-59	60-89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
2014	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$92	$—	$—	$25	$117	$47,068
Real estate construction	—	—	—	142	142	16,796
Real estate mortgage:
1-4 family residential	1,531	232	23	1,390	3,176	186,282
Multi-family residential	—	131	—	264	395	34,020
Non-farm & non-residential	67	—	—	380	447	161,375
Agricultural	7	11	—	4,371	4,389	66,956
Consumer	130	25	1	5	161	16,702
Other	—	—	—	—	—	279

Total	$1,827	$399	$24	$6,577	$8,827	$529,478

Troubled Debt Restructurings:

At December 31, 2015 and 2014, the Company had a recorded investment in troubled debt restructurings of $2.2 million and $6.1 million.  The Company has allocated $101 thousand and $428 thousand in reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2015 and 2014.  The Company has not committed to lend additional amounts as of December 31, 2015 and 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ending December 31, 2015 and 2014, no loans were modified that met the definition of troubled debt restructuring.  However, one loan which had a balance of $4.0 million at December 31, 2015 was placed on non-accrual during 2015 and thus reported as a non-accrual loan.

Loans classified as troubled debt restructurings increased the allowance for loan losses by $101 thousand and $428 thousand and resulted in no charge offs during the periods ending December 31, 2015 and 2014.  For the years ending December 31, 2015, 2014 and 2013, no loans modified as troubled debt restructurings had defaulted on payment.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes primarily non-homogeneous loans with an outstanding balance greater than $200 thousand such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following tables present the risk category of loans by class of loans, based on the most recent analysis performed, as of December 31, 2015 and 2014    (in thousands):

		Special
2015	Pass	Mention	Substandard	Doubtful
Commercial	$54,392	$1,323	$215	$—
Real estate construction	26,835	1,402	1,083	—
Real estate mortgage:
1-4 family residential	216,661	6,155	7,903	—
Multi-family residential	35,221	2,916	143	—
Non-farm & non-residential	178,289	4,448	955	—
Agricultural	60,177	1,198	5,407	—
Total	$571,575	$17,442	$15,706	$—
Loans included in totals above acquired from Madison Financial Corp.	$44,367	$2,553	$3,189	$—

		Special
2014	Pass	Mention	Substandard	Doubtful

Commercial	$45,602	$1,307	$275	$—
Real estate construction	15,529	1,267	142	—
Real estate mortgage:
1-4 family residential	176,791	5,439	7,068	160
Multi-family residential	33,990	—	425	—
Non-farm & non-residential	154,857	5,178	1,787	—
Agricultural	58,110	7,653	5,581	—

Total	$484,879	$20,844	$15,278	$160

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $44 thousand at December 31, 2015 and $16 thousand at December 31, 2014.

Non-consumer loans with an outstanding balance less than $200 thousand are evaluated similarly to consumer loans.  Loan performance is evaluated based on delinquency status.  Both are reviewed at least quarterly and credit quality grades are updated as needed.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2015 and 2014.  An analysis of the activity with respect to all director and executive officer loans is as follows (in thousands):

	2015	2014

Balance, beginning of year	$1,706	$1,288
New loans	—	977
Effect of changes in composition of related parties	—	—
Repayments	(33)	(559)

Balance, end of year	$1,673	$1,706

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $196.2 million and $188.3 million at December 31, 2015 and 2014.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $890 thousand and $763 thousand at December 31, 2015 and 2014.

Activity for mortgage servicing rights and the related valuation allowance follows (in thousands):

	2015	2014	2013

Servicing Rights:
Beginning balance	$1,209	$1,344	$1,152
Additions	348	270	446
Amortization	(339)	(385)	(409)
Change in valuation allowance	59	(20)	155

Ending balance	$1,277	$1,209	$1,344

Valuation Allowance:
Beginning balance	$79	$59	$214
Additions expensed	—	34	73
Reductions credited to operations	59	14	228

Ending balance	$20	$79	$59

The fair value of servicing rights was $1.7 million and $1.6 million at year-end 2015 and 2014.  Fair value at year-end 2015 was determined using a discount rate of 12.0%, prepayment speeds ranging from 8.1% to 21.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.  Fair value at year-end 2014 was determined using a discount rate of 12.0%, prepayment speeds ranging from 7.9% to 35.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 12.0 years.  Estimated amortization expense for each of the next five years is (in thousands):

2016	$260
2017	198
2018	148
2019	112
2020	88

NOTE 6 - REAL ESTATE OWNED

Activity in real estate owned was as follows (in thousands):

	Twelve Months Ended
	2015	2014

Beginning of year	$4,603	$3,379
Additions	3,394	3,275
Acquired with Madison Financial Corporation	445	—
Sales	(7,062)	(1,992)
(Additions) subtractions to valuation allowance, net	967	(59)
End of period	$2,347	$4,603

Activity in the valuation allowance was as follows (in thousands):

	2015	2014	2013

Beginning of year	$1,583	$1,524	$1,668
Write-downs of other real estate, net	252	144	63
Reductions from sale of other real estate	(1,219)	(85)	(207)
End of year	$616	$1,583	$1,524

Expenses related to foreclosed assets include (in thousands):

	2015	2014	2013

Net loss (gain) on sales	$(5)	$(146)	$(43)
Additions to valuation allowance, net	252	144	63
Operating expenses (receipts), net of rental income	164	227	204
Repossession expense, net	416	371	267

Net expenses	$411	$225	$224

NOTE 7 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows (in thousands):

	2015	2014

Land and buildings	$20,755	$20,236
Furniture and equipment	17,773	16,791
	38,528	37,027
Less accumulated depreciation	(21,931)	(20,548)

	$16,597	$16,479

Depreciation expense was $1.4 million, $1.3 million and $1.2 million in 2015, 2014, and 2013.

Certain premises, not included in premises and equipment above, are leased under operating leases.  Minimum rental payments are as follows (in thousands):

2016	$342
2017	304
2018	303
2019	303
2020	269
Thereafter	1,153
$2,674

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows (in thousands):

	2015	2014	2013

Beginning of year	$13,117	$13,117	$13,117
Acquired goodwill	884	—	—
Impairment	—	—	—

End of year	$14,001	$13,117	$13,117

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

Our annual impairment analysis as of December 31, 2015 and 2014 indicated that the Step 2 analysis was not necessary.  If needed, Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Acquired intangible assets were as follows at year-end (in thousands):

	2015		2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$3,330	$2,557	$2,530	$2,353

Aggregate amortization expense was $205 thousand, $140 thousand and $215 thousand for 2015, 2014 and 2013.

Estimated amortization expense for each of the next five years (in thousands):

2016	$244
2017	160
2018	131
2019	102
2020	74

NOTE 9 - DEPOSITS

Time deposits of $250 thousand or more were $61.2 million and $52.9 million at year-end 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of time deposits for the next five years are as follows (in thousands):

2016	$122,188
2017	39,373
2018	20,003
2019	8,511
2020	11,615

Certain directors and executive officers of the Company and companies in whom they have beneficial ownership are deposit customers of the Bank. The amount of these deposits was approximately $7.3 million and $6.7 million at December 31, 2015 and 2014.

NOTE 10 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government securities with a carrying amount of $18.5 million and $12.5 million at year-end 2015 and 2014.

Repurchase agreements range in maturities from 1 day to 72 months.  The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement.  Information concerning repurchase agreements for 2015, 2014 and 2013 is summarized as follows (in thousands):

	2015	2014	2013
Average daily balance during the year	$16,596	$12,270	$9,646
Average interest rate during the year	0.59%	0.76%	0.68%
Maximum month-end balance during the year	$19,874	$13,788	$13,198
Weighted average interest rate at year end	0.54%	0.75%	0.73%

On July 20, 2015, the Company borrowed $5 million which had an outstanding balance of $4.8 million at December 31, 2015. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by the Company’s stock. The maturity schedule for the term loan as of December 31, 2015 is as follows:

Due in one year or less	$302
Due in one through three years	861
Due in three through five years	952
Due after five years	2,679
$4,794

At December 31, 2014 the Company had a $5 million revolving promissory note with a maturity date of July 26, 2015.  Upon maturity, the Company renewed the revolving promissory note. The new note has similar terms as the original note and matures July 19, 2016.  The Company had no outstanding balances related to this promissory note at December 31, 2015 or 2014.

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows (in thousands):

	2015	2014
Long Term Advances
Maturities range from March 2016 through March 2030, fixed rates from 1.00% to 7.00%, averaging 1.77% in 2015 and 1.87% in 2015	$87,833	$83,785

Short Term Advances
One advance which matures in January 2015 and has a fixed rate of 0.14%	$—	10,000

Advances are paid either on a monthly basis or at maturity.  All advances require a prepayment penalty, and are secured by the FHLB stock and substantially all first mortgage residential, multi-family and farm real estate loans.

Scheduled principal payments due on advances during the years subsequent to December 31, 2015 are as follows (in thousands):

2016	$10,159
2017	13,633
2018	16,274
2019	11,021
2020	17,803
Thereafter	18,943

$87,833

NOTE 12 - SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”).  The Trust issued $217 thousand of common securities to the Company and $7 million of trust preferred securities as part of a pooled offering of such securities.  The Company issued $7.2 million subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust.  The debentures paid interest quarterly at 7.06% for the first 5 years.  Starting September 2008, the rate converted to three-month LIBOR plus 3.00% adjusted quarterly, which was 3.53% at year-end 2015.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

NOTE 13 - INCOME TAXES

Income tax expense was as follows (in thousands):

	2015	2014	2013

Current	$629	$853	$900
Deferred	(99)	44	(41)

	$530	$897	$859

Year-end deferred tax assets and liabilities were due to the following (in thousands).  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2015	2014
Deferred tax assets
Allowance for loan losses	$2,233	$2,070
Other real estate owned	295	538
Nonaccrual loan interest	36	30
Accrued pension	—	319
Accrued expenses	189	161
Acquisition market value adjustments	814	—
AMT tax credit	200	—
General business tax carryforward	244	—
Net operating loss carryforward	116	—
Unrealized loss on securities	—	—
Other	82	76

Deferred tax liabilities
Unrealized gain on securities	(185)	(407)
Bank premises and equipment	(1,109)	(1,190)
FHLB stock	(1,308)	(1,194)
Prepaid expenses	(263)	(282)
Mortgage servicing rights	(434)	(411)
Core deposit intangibles	(262)	(60)
Low income housing investments	(69)	(167)
Acquisition loan loss recapture	(193)	—
Other	(178)	(138)
Net deferred tax asset (liability)	$208	$(655)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2015	2014	2013
U. S. federal income tax rate	34.0%	34.0%	34.0%
Changes from the statutory rate
Tax-exempt interest income	(16.3)	(14.7)	(16.8)
Historic and low income tax credits	(8.2)	(7.0)	(5.4)
Insurance captive	(3.7)	(1.8)	—
Non-deductible interest expense related to carrying tax-exempt investments	0.4	0.4	0.5
Non-deductible merger expenses	0.9	—	—
Other	0.1	0.4	0.6
	7.2%	11.3%	12.9%

Federal income tax laws provided the First Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $441 thousand liability at December 31, 2015.  The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve.  However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $441 thousand would be recorded as expense.

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2015 and 2014.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2012.

NOTE 14 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow (in thousands):

	2015	2014	2013
Basic Earnings Per Share
Net income	$6,832	$7,071	$5,822
Weighted average common shares outstanding	2,842	2,721	2,705
Basic earnings per share	$2.40	$2.60	$2.15

Diluted Earnings Per Share
Net income	$6,832	$7,071	$5,822
Weighted average common shares outstanding	2,842	2,721	2,705
Add effect of dilutive shares	—	—	4
Weighted average common shares outstanding including dilutive shares	2,842	2,721	2,709
Diluted earnings per share	$2.40	$2.60	$2.15

Stock options of 2,400 shares common stock from 2015, 12,625 shares common stock from 2014 and 19,100 shares common stock from 2013 were excluded from diluted earnings per share because their impact was antidilutive.  No stock grants for 2015, 2014 and 2013 were excluded from diluted earnings per share because their impact was antidilutive.

NOTE 15 - RETIREMENT PLAN

The Company has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision.  Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors.  Expense recognized in connection with the plan was $815 thousand, $729 thousand and $777 thousand in 2015, 2014 and 2013.

NOTE 16 - STOCK BASED COMPENSATION

The Company has four share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $133 thousand, $111 thousand, and $82 thousand for 2015, 2014 and 2013.  The total income tax benefit was $0, $0, and $0.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses various assumptions.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  No options were granted in 2015, 2014 or 2013.

Summary of activity in the two expired stock option plans for 2015 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	12,625	$30.46
Granted	—	—
Forfeited or expired	(10,225)	30.48
Exercised	—	—
Outstanding, end of year	2,400	$30.37	12.5 months	$—
Vested and expected to vest	2,400	$30.37	12.5 months	$—
Exercisable, end of year	2,400	$30.37	12.5 months	$—

Options outstanding at year-end 2015 were as follows:

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

From $29.50 to $31.00 per share	2,400	12.5	30.37	2,400	30.37

As of December 31, 2015, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, as of December 31, 2015, neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

Under its expired 2005 Restricted Stock Grant Plan, total shares issuable under the plan were 50,000.  There were 465 shares issued during 2015 and 7,475 shares issued during 2014.  There were 88 shares forfeited during 2015 and 390 shares forfeited during 2014.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2015	17,694	$365,586	$20.66
Granted	465	12,718	27.35
Vested	(5,375)	(105,017)	19.54
Forfeited	(88)	(1,922)	21.84
Nonvested at December 31, 2015	12,696	$271,365	$21.37

As of December 31, 2015, there was $178 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.6 years.  The total grant-date fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $105 thousand, $88 thousand and $88 thousand.  The vesting-date fair value of shares vested during 2015, 2014 and 2013 is immaterially different when compared to the grant-date fair value.  Since the plan has expired, as of December 31, 2015, no additional restricted stock share awards will be issued.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 6,385 shares issued during 2015 and 900 shares issued during 2014.  There were 65 shares forfeited during 2015 and none during 2014.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2015	720	$16,704	$23.20
Granted	6,385	160,703	27.79
Vested	(240)	(5,568)	23.20
Forfeited	(65)	(1,576)	27.35
Nonvested at December 31, 2015	6,800	$170,263	$27.47

As of December 31, 2015 there was $154 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.0 years.  The total grant-date fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $6 thousand, $4 thousand and $0.  The vesting-date fair value of shares vested during 2015, 2014 and 2013 is immaterially different when compared to the grant-date fair value.

As of December 31, 2015, the restricted stock grant plan allows for additional restricted stock share awards of up to 148 thousand shares.

NOTE 17 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years.  During 2016 the Bank could, without prior approval, declare dividends on any 2016 net profits retained to the date of the dividend declaration plus $5.6 million.

NOTE 18 - FAIR VALUE

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

(In thousands)

	Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government agencies	$48,863	$—	$48,863	$—
States and municipals	91,962	—	91,962	—
Mortgage-backed - residential	123,043	—	123,043	—
Equity securities	344	344	—	—
Trading Assets	5,531	5,531	—	—

Total	$269,743	$5,875	$263,868	$—

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

Assets measured at fair value on a non-recurring basis are summarized below:

(In thousands)

	Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Real Estate Mortgage:
1-4 family Residential	$540	—	—	$540
Non-farm & non-residential	285	—	—	285

Other real estate owned, net:
Residential	1,504	—	—	1,504
Loan servicing rights	87	—	—	87

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $825 thousand, with a valuation allowance of $170 thousand at December 31, 2015.  During 2015, two new loans became impaired resulting in an additional provision for loan losses of $170 thousand.  The total allowance for specific impaired loans decreased $351 thousand for the year ending December 31, 2015.

At December 31, 2014, impaired loans had a net carrying amount of $4.3 million, with a valuation allowance of $587 thousand, resulting in an additional provision for loan losses of $427 thousand for the year ending December 31, 2014.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $1.5 million, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $616 thousand at December 31, 2015.  Write-downs of other real estate totaled $252 thousand for the year ending December 31, 2015.  At December 31, 2014, other real estate owned had a net carrying amount of $1.7 million, which is made up of the outstanding balance of $3.3 million, net of a valuation allowance of $1.6 million at December 31, 2014. Write-downs of other real estate netted to a recovery of $144 thousand for the year ending December 31, 2014.

Certain impaired loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $87 thousand, which is made up of the outstanding balance of $106 thousand, net of a valuation allowance of $19 thousand at December 31, 2015.  Net recoveries of prior year write-downs for the loan servicing rights totaled $59 thousand for the year ending December 31, 2015.  At December 31, 2014, impaired loan servicing rights were carried at their fair value of $516 thousand, which is made up of the outstanding balance of $595 thousand, net of a valuation allowance of $79 thousand at December 31, 2014.  Net Recoveries for prior write-downs were recorded in the amount of $20 thousand for the year ending December 31, 2014.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and 2014:

				Range
December 31, 2015	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans

Real estate mortgage:

1-4 family residential	540	sales comparison	adjustment for differences between the comparable sales	1%-12%
				(7%)

Non-farm & non-residential	285	sales comparison	adjustment for differences between the comparable sales	23%-31%
				(27%)

Other real estate owned:

Residential	1,504	sales comparison	adjustment for differences between the comparable sales	10%-28%
				(19%)

		income approach	capitalization rate	10%-10%
				(10%)

Loan Servicing Rights	87	discounted cash	constant prepayment rates	8%-21%
		flow		(11%)

				Range
December 31, 2014	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans

Real estate mortgage:
Multi-family residential	169	sales comparison	adjustment for differences between the comparable sales	10%-10% (10%)

Non-farm & non-residential	366	sales comparison	adjustment for differences between the comparable sales	0%-0% (0%)

Agricultural	3,729	sales comparison	adjustment for differences between the comparable sales	5%-53% (43%)

Other real estate owned:
Residential	1,670	sales comparison	adjustment for differences between the comparable sales	0%-48% (11%)
		income approach	capitalization rate	8%-10% (9%)

Loan Servicing Rights	516	discounted cash flow	constant prepayment rates	8%-35% (11%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2015 and December 31, 2014 are as follows:

December 31, 2015:

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,048	$28,048	$—	$—	$28,048
Interest bearing deposits	4,874	4,874	—	—	4,874
Securities	264,212	344	263,868	—	264,212
Trading assets	5,531	5,531	—	—	5,531
Mortgage loans held for sale	624	—	633	—	633
Loans, net	617,600	—	—	616,206	616,206
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,681	—	1,358	2,323	3,681
Financial liabilities
Deposits	$758,981	$557,146	$203,192	$—	$760,338
Securities sold under agreements to repurchase	18,514	—	18,523	—	18,523
FHLB advances	87,833	—	82,349	—	82,349
Note payable	4,794	—	5,431	—	5,431
Subordinated debentures	7,217	—	—	7,206	7,206
Interest payable	659	—	649	10	659

December 31, 2014:

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$17,169	$17,169	$—	$—	$17,169
Interest bearing deposits	1,280	1,280	—	—	1,280
Securities	246,861	296	246,565	—	246,861
Trading assets	5,370	5,370	—	—	5,370
Mortgage loans held for sale	776	—	782	—	782
Loans, net	532,293	—	—	535,213	535,213
FHLB Stock	5,981	—	—	—	N/A
Interest receivable	3,299	—	1,274	2,025	3,299
Financial liabilities
Deposits	$654,869	$470,912	$185,429	$—	$656,341
Securities sold under agreements to repurchase	12,457	—	12,620	—	12,620
FHLB advances	93,785	—	88,373	—	88,373
Subordinated debentures	7,217	—	—	7,209	7,209
Interest payable	642	—	633	9	642

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

NOTE 19 — OFF-BALANCE SHEET ACTIVITIES AND COMMITMENTS

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2015	2014
Unused lines of credit	$96,581	$88,741
Commitments to make loans	9,854	6,178
Letters of credit	805	441

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 3.00% to 5.01% with maturities ranging from 2 to 30 years.

NOTE 20 — CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company and Bank capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for US banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules.  Management believes as of December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2015 and 2014, that the Bank meets all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
2015
Consolidated
Total Capital (to Risk-Weighted Assets)	$88,456	13.3%	$53,025	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	81,849	12.4	39,769	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	74,849	11.3	29,827	4.5	N/A	N/A
Tier I Capital (to Average Assets)	81,849	8.6	38,232	4.0	N/A	N/A
Bank Only
Total Capital (to Risk-Weighted Assets)	$90,855	13.7%	$52,981	8.0%	$66,227	10.0%
Tier I Capital (to Risk-Weighted Assets)	84,248	12.7	39,736	6.0	52,981	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	84,248	12.7	29,802	4.5	43,047	6.5
Tier I Capital (to Average Assets)	84,248	8.9	38,124	4.0	47,654	5.0
2014
Consolidated
Total Capital (to Risk-Weighted Assets)	$77,016	13.1%	$47,208	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	70,917	12.0	23,604	4.0	N/A	N/A
Tier I Capital (to Average Assets)	70,917	8.7	32,497	4.0	N/A	N/A
Bank Only
Total Capital (to Risk-Weighted Assets)	$74,575	12.6%	$47,184	8.0%	$58,980	10%
Tier I Capital (to Risk-Weighted Assets)	68,476	11.6	23,592	4.0	35,388	6
Tier I Capital (to Average Assets)	68,476	8.4	32,442	4.0	40,553	5

Common Equity Tier 1 Capital is not applicable for 2014 and earlier periods.

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31

	2015	2014
	(In Thousands)
ASSETS
Cash on deposit with subsidiaries	$500	$1,561
Investment in subsidiaries	100,495	83,379
Securities available for sale	70	20
Other assets	369	258

Total assets	$101,434	$85,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Note payable	$4,794	—
Subordinated debentures	7,217	$7,217
Other Liabilities	10	59
Stockholders’ equity
Preferred stock	—	—
Common stock	20,730	12,662
Retained earnings	68,324	64,489
Accumulated other comprehensive income	359	791
Total liabilities and stockholders’ equity	$101,434	$85,218

Condensed Statements of Income and Comprehensive Income (Loss)

Years Ended December 31

	2015	2014	2013
	(In Thousands)
Income
Dividends from subsidiary	$4,200	$4,100	$3,800
Interest income	—	—	—
Total income	4,200	4,100	3,800

Expenses
Interest expense	347	230	238
Other expenses	644	385	123
Total expenses	991	615	361

Income before income taxes and equity in undistributed income of subsidiary	3,209	3,485	3,439
Applicable income tax benefits	269	209	123

Income before equity in undistributed income of subsidiary	3,478	3,694	3,562
Equity in undistributed income of subsidiaries	3,354	3,377	2,260
Net income	6,832	7,071	5,822

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	(160)	6,555	(8,770)
Reclassification of realized amount	(272)	(638)	(639)

Net change in unrealized gain (loss) on securities	(432)	5,917	(9,409)

Comprehensive income (loss)	$6,400	$12,988	$(3,587)

Condensed Statements of Cash Flows

Years Ended December 31

	2015	2014	2013
	(In Thousands)
Cash flows from operating activities
Net income	$6,832	$7,071	$5,822
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiary	(3,354)	(3,377)	(2,260)
Change in other assets	12	(109)	11
Change in other liabilities	(49)	50	—
Net cash from operating activities	3,441	3,635	3,573

Cash flows from investing activities
Acquisition of Madison Financial Corporation	(229)	—	—
Investment in captive insurance subsidiary	—	(250)	—
Net cash from investing activities	(229)	(250)	—

Cash flows from financing activities
Proceeds from issuance of long-term debt	5,000	—	—
Payments on note payable	(206)	—	(500)
Dividends paid	(2,972)	(2,721)	(2,613)
Payment to repurchase preferred stock	(6,066)	—	—
Proceeds from issuance of common stock	2	—	—
Purchase of common stock	(31)	(111)	(217)
Net cash from financing activities	(4,273)	(2,832)	(3,330)

Net change in cash	(1,061)	553	243

Cash at beginning of year	1,561	1,008	765

Cash at end of year	$500	$1,561	$1,008

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted

2015
First quarter	$7,731	$6,763	$1,515	$0.56	$0.56
Second quarter	7,835	6,863	2,122	0.77	0.77
Third quarter	8,641	7,598	1,541	0.52	0.52
Fourth quarter	8,978	7,911	1,654	0.55	0.55

2014
First quarter	$7,283	$6,349	$1,772	$0.66	$0.66
Second quarter	7,405	6,479	1,904	0.70	0.70
Third quarter	7,483	6,538	1,720	0.63	0.63
Fourth quarter	7,560	6,609	1,675	0.61	0.61

The Company recorded an additional $747 in other income during the second quarter of 2015 for the settlement of a legal matter.

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax, for the years ending December 31, 2015 and 2014 (in thousands):

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	2015	2014
Beginning Balance	$791	$(5,126)

Unrealized holding gains (losses) for the period, net of tax	(160)	6,555

Reclassification adjustment for:

Securities gains realized in income	(412)	(966)
Income taxes	(140)	(328)
	(272)	(638)
Net current period other comprehensive income	(432)	5,917

Ending balance	$359	$791

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework.

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

Item 9B.                        Other Information

None

PART III

Item 10.                          Directors and Executive Officers and Corporate Governance

Set forth below is information about our executive officers who do not serve as Directors, including their business experience for at least the past five years and their ages as of March 20, 2016.

Name	Age	Position with the Company

James B. Braden	37	Senior Vice President, Chief Administrative
		Officer since 2013. Director of Risk Management
		from 2010 to 2012. Previously a Senior Manager
		at a national public accounting firm serving
		financial institutions.

Brenda S. Bragonier	59	Senior Vice President, Director of Marketing
		since 1999.

Carol Caskey	58	Senior Vice President, Director of Human Resources
		since 2011. Previously an Associate Relations
		Consultant at a national health insurance
		carrier.

Gregory J. Dawson	55	Senior Vice President, Chief Financial Officer
		since 1989.

James L. Elliott	69	Senior Vice President, Director of Wealth
		Management and Market President since 2013.
		Previously a Senior Vice President and Group
		Director of private financial services for a
		financial institution.

Norman J. Fryman	66	Executive Vice President, Chief Credit Officer
		since 2010. Director of Sales and Service
		from 2004 to 2009.

Christopher Gorley	45	Senior Vice President, Director of Operations
		since 2013. Previously a Vice President and
		Chief Operations Officer with a community bank.

William Hough	61	Senior Vice President, Director of Sales and
		Service since 2011. Previously a Market
		President from 2006 to 2010.

The remaining information required by Item 10 is hereby incorporated by reference under the headings “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 — Election of Directors” from the Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 26, 2016, which will be filed with the Commission on or about April 15, 2016, pursuant to Regulation 14A (“2013 Proxy Statement”).

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
March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 30, 2016
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 30, 2016
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford, IV	March 30, 2016
Buckner Woodford, IV, Chairman of the Board, Director

/s/B. Proctor Caudill, Jr.	March 30, 2016
B. Proctor Caudill, Jr., Director

/s/Henry Hinkle	March 30, 2016
Henry Hinkle, Director

/s/Betty J. Long	March 30, 2016
Betty J. Long, Director

/s/Ted McClain	March 30, 2016
Ted McClain, Director

/s/Jack W. Omohundro	March 30, 2016
Jack W. Omonhundro, Director

/s/Edwin S. Saunier	March 30, 2016
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 30, 2016
Robert G. Thompson, Director

/s/Woodford Van Meter	March 30, 2016
Woodford Van Meter, Director

Kentucky Bancshares, Inc.

Exhibit Index

2.1                               Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 24, 2006.

2.2                               Agreement and Plan of Merger with Madison Financial Corporation is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated January 21, 2015.

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

10.6                        Agreement and Plan of Share Exchange dated as of January 21, 2015 between (i) Madison Financial Corporation and (ii) Kentucky Bancshares, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January 21, 2015

11                                  Computation of earnings per share - See Note 13 in the notes to the consolidated financial statements included in Item 8.

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

101*                    The following financial information from Kentucky Bancshares, Inc. Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on March 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) Notes to Consolidated Financial Statements.

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