Form 10-Q
period 2016-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2016-05-13
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of April 30, 2016:  2,996,227.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share amounts)

	3/31/2016	12/31/2015
ASSETS
Cash and due from banks	$25,387	$26,546
Federal funds sold	1,667	1,502
Cash and cash equivalents	27,054	28,048
Interest bearing time deposits	4,629	4,874
Securities available for sale	270,393	264,212
Trading Assets	5,612	5,531
Mortgage loans held for sale	1,634	624
Loans	635,783	624,121
Allowance for loan losses	(7,147)	(6,521)
Net loans	628,636	617,600
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	2,383	2,347
Bank premises and equipment, net	16,495	16,597
Interest receivable	3,702	3,681
Mortgage servicing rights	1,239	1,277
Goodwill	14,001	14,001
Other intangible assets	694	773
Other assets	7,328	8,085
Total assets	$990,834	$974,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$208,715	$209,289
Time deposits, $250,000 and over	74,531	61,199
Other interest bearing	482,696	488,493
Total deposits	765,942	758,981
Repurchase agreements	26,296	18,514
Long-term Federal Home Loan Bank advances	86,232	87,833
Note payable	4,794	4,794
Subordinated debentures	7,217	7,217
Interest payable	708	659
Other liabilities	6,752	7,273
Total liabilities	897,941	885,271

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,996,227 and 2,989,205 shares issued and outstanding in March 2016 and December 2015	20,805	20,730
Retained earnings	69,342	68,324
Accumulated other comprehensive income	2,746	359
Total stockholders’ equity	92,893	89,413
Total liabilities and stockholders’ equity	$990,834	$974,684

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	3/31/2016	3/31/2015
INTEREST INCOME:
Loans, including fees	$7,379	$6,209
Securities
Taxable	907	733
Tax exempt	657	676
Trading assets	42	44
Other	113	69
Total interest income	9,098	7,731
INTEREST EXPENSE:
Deposits	557	486
Repurchase agreements	26	23
Federal Home Loan Bank advances	384	402
Note payable	61	—
Subordinated debentures	61	57
Total interest expense	1,089	968
Net interest income	8,009	6,763
Provision for loan losses	375	300
Net interest income after provision	7,634	6,463
NON-INTEREST INCOME:
Service charges	1,117	904
Loan service fee income, net	51	53
Trust department income	263	277
Gain on sale of available for sale securities, net	126	8
Gain (loss) on trading assets	40	(5)
Gain on sale of mortgage loans	299	327
Brokerage income	184	106
Debit card interchange income	644	541
Other	23	59
Total other income	2,747	2,270
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,370	3,794
Occupancy expenses	918	932
Repossession expenses, net	112	45
FDIC Insurance	174	156
Legal and professional fees	378	285
Data processing	426	367
Debit card expenses	319	256
Amortization	79	31
Advertising and marketing	225	213
Taxes other than payroll, property and income	275	230
Telephone	91	68
Postage	89	81
Loan fees	45	93
Other	827	666
Total other expenses	8,328	7,217
Income before taxes	2,053	1,516
Income taxes	216	1
Net income	$1,837	$1,515
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	2,387	937
Comprehensive Income	$4,224	$2,452
Earnings per share
Basic	$0.61	$0.56
Diluted	0.61	0.56
Dividends per share	0.27	0.26

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Shares	Amount	Earnings	Income	Equity
Balances, January 1, 2016	2,989,205	$20,730	$68,324	$359	$89,413
Common stock issued including employee stock grants of 6,170 shares and director stock awards of 1,352 shares)	7,522	49	—	—	49
Stock compensation expense	—	39	—	—	39
Common stock purchased and retired	(500)	(13)	(10)	—	(23)
Other comprehensive income				2,387	2,387
Net income	—	—	1,837	—	1,837
Dividends declared - $0.27 per share	—	—	(809)	—	(809)
Balances, March 31, 2016	2,996,227	$20,805	$69,342	$2,746	$92,893

(1)	Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended
	3/31/2016	3/31/2015
Cash Flows From Operating Activities
Net Income	$1,837	$1,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365	423
Securities amortization (accretion), net	241	240
Stock based compensation expense	39	33
Provision for loan losses	375	300
Securities available for sale gains, net	(126)	(8)
Net change in trading assets	(81)	(39)
Originations of loans held for sale	(7,302)	(8,988)
Proceeds from sale of loans	6,591	9,151
Losses (gains) on other real estate	—	39
Gain on sale of mortgage loans	(299)	(327)
Write-downs of other real estate, net	85	26
Changes in:
Interest receivable	(21)	(271)
Other assets	124	(745)
Interest payable	49	(40)
Other liabilities	(1,090)	(1,869)
Net cash from operating activities	787	(560)
Cash Flows From Investing Activities
Net change in interest bearing time deposits	245	—
Purchases of securities available for sale	(23,679)	(11,797)
Proceeds from sales of securities	9,250	—
Proceeds from principal payments, maturities and calls of securities	11,764	10,368
Net change in loans	(11,483)	(3,477)
Purchases of bank premises and equipment	(237)	(190)
Proceeds from the sale of other real estate	—	3,349
Net cash from investing activities	(14,140)	(1,747)
Cash Flows From Financing Activities:
Net change in deposits	6,961	5,945
Net change in repurchase agreements and other borrowings	7,782	1,812
Payment on short-term Federal Home Loan Bank advances	—	(10,000)
Long-term advances from Federal Home Loan Bank	—	4,682
Payments on long-term Federal Home Loan Bank advances	(1,601)	(1,517)
Proceeds from issuance of common stock	49	—
Purchase of common stock	(23)	(9)
Dividends paid	(809)	(709)
Net cash from financing activities	12,359	204
Net change in cash and cash equivalents	(994)	(2,103)
Cash and cash equivalents at beginning of period	28,048	17,169
Cash and cash equivalents at end of period	$27,054	$15,066
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$1,040	$1,008
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$163	$2,746

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented as of any date other than December 31 has been prepared from the Company’s books and records without audit.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted.  There have been no significant changes to the Company’s accounting and reporting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) ASU No. 2016-1

In January 2016, the FASB issued an update (ASU 2016-1, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) which will require entities to measure many equity investments at fair value and recognize changes in fair value in net income.  This update does not apply to equity investments that result in consolidation, those accounted for under the equity method and certain others, and will eliminate use of the available for sale classification for equity securities while providing a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient.  The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not anticipate this update will have a material impact on its Consolidated Financial Statements.

Accounting Standards Update (“ASU”) ASU No. 2016-2, Leases (Topic 842)

This ASU is a standard that applies to all lease contracts. A lease contract is defined as a contract, or part of a contract, that conveys the right to control the use of an asset for a period in exchange for consideration. Most leases are considered operating leases, which are not accounted for on the lessees’ balance sheets. The significant change under this ASU is that those operating leases will be recorded on the balance sheet.

Under this ASU, after determining that a contract contains a lease, a lessee will need to evaluate whether the lease is a finance or an operating lease at the commencement of a new lease and upon change in the lease term or change in the lessee’s option to purchase the asset. The classification criteria for distinguishing between finance leases and operating leases under this ASU are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous GAAP. All leases, whether finance or operating, will be on balance sheet unless they are subject to a short-term (12 months or less) lease accounting policy election. The lease term includes periods subject to an option to extend the lease if the lessee is reasonably certain to exercise that option. This means leases of 12 months or less with extension options that meet that criteria will be recorded on the balance sheet.

Finance leases under this ASU will recognize amortization expense on the asset separately from interest expense on the liability, similar to capital lease guidance under existing GAAP. Operating leases under this ASU will recognize lease expense that includes amortization expense on the leased asset and interest on the liability.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is a lessee for a material level of operating leases and is analyzing the impact of this ASU on its consolidated financial statements.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
March 31, 2016
U. S. government agencies	$49,610	$242	$(19)	$49,833
States and political subdivisions	90,743	3,633	(48)	94,328
Mortgage-backed - residential	125,560	1,020	(696)	125,884
Equity securities	320	28	—	348
Total	$266,233	$4,923	$(763)	$270,393	—

December 31, 2015
U. S. government agencies	$49,012	$51	$(200)	$48,863
States and political subdivisions	89,501	2,644	(183)	91,962
Mortgage-backed - residential	124,834	210	(2,001)	123,043
Equity securities	320	24	—	344
Total	$263,667	$2,929	$(2,384)	$264,212

The amortized cost and fair value of securities at March 31, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 8.

	Amortized	Fair
	Cost	Value

Due in one year or less	$166	$166
Due after one year through five years	31,853	32,357
Due after five years through ten years	61,731	63,286
Due after ten years	46,603	48,352
	140,353	144,161
Mortgage-backed - residential	125,560	125,884
Equity	320	348
Total	$266,233	$270,393

Proceeds from sales of securities during the first three months of 2016 and 2015 were $9.3 million and $0 million.  Gross gains of $126 thousand and $8 thousand and gross losses of $0 and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains was $43 thousand and $0 thousand, respectively.

Securities with unrealized losses March 31, 2016 and at December 31, 2015 not recognized in income are as follows:

March 31, 2016

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$3,995	$(5)	$6,487	$(14)	$10,482	$(19)
States and municipals	3,193	(34)	1,836	(14)	5,029	(48)
Mortgage-backed - residential	23,131	(296)	27,818	(400)	50,949	(696)
Total temporarily impaired	$30,319	$(335)	$36,141	$(428)	$66,460	$(763)

December 31, 2015

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$15,243	$(56)	$30,293	$(144)	$45,536	$(200)
States and municipals	10,938	(102)	4,065	(81)	15,003	(183)
Mortgage-backed - residential	77,898	(1,231)	23,488	(770)	101,386	(2,001)
Total temporarily impaired	$104,079	$(1,389)	$57,846	$(995)	$161,925	$(2,384)

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

TRADING ASSETS

The trading assets of $5.6 million are primarily comprised of cash and cash equivalents and municipal securities which are generally held for 60 days or less.

3.LOANS

Loans at period-end are as follows:

(in thousands)

	3/31/2016	12/31/2015

Commercial	$59,665	$55,929
Real estate construction	31,734	29,320
Real estate mortgage:
1-4 family residential	237,567	230,721
Multi-family residential	36,564	38,281
Non-farm & non-residential	183,809	183,692
Agricultural	67,459	66,782
Consumer	18,483	18,880
Other	502	516
Total	$635,783	$624,121

The above loan balances include loans purchased in the Madison Financial Corporation acquisition. Loan balances acquired in the Madison Financial Corporation acquisition have a $350 thousand allocated allowance for loan losses.  The composition of loans acquired as of March 31, 2016 is as follows:

	3/31/2016	12/31/2015
Commercial	$1,447	$1,505
Real estate construction	1,504	1,616
Real estate mortgage:
1-4 family residential	14,722	16,376
Multi-family residential	5,587	5,652
Non-farm & non-residential	23,603	29,029
Agricultural	2,085	2,194
Consumer	340	379
Total	$49,288	$56,751

Activity in the allowance for loan losses for the three month periods indicated was as follows:

	Three Months Ended March 31, 2016
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$486	$—	$31	$(9)	$508
Real estate construction	411	—	6	459	876
Real estate mortgage:					—
1-4 family residential	2,081	(12)	5	102	2,176
Multi-family residential	458	—	3	11	472
Non-farm & non-residential	1,213	—	266	(298)	1,181
Agricultural	678	—	11	38	727
Consumer	525	(110)	57	59	531
Other	60	(303)	297	6	60
Unallocated	609	—	—	7	616
	$6,521	$(425)	$676	$375	$7,147

	Three Months Ended March 31, 2015
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$339	$(25)	$-	$26	$340
Real estate Construction	446	-	2	(10)	438
Real estate mortgage:
1-4 family residential	1,829	(32)	3	25	1,825
Multi-family residential	495	-	-	4	499
Non-farm & non-residential	813	-	-	217	1,030
Agricultural	998	(242)	1	(34)	723
Consumer	520	(81)	15	43	497
Other	32	(242)	209	35	34
Unallocated	540	-	-	(6)	534
	$6,012	$(622)	$230	$300	$5,920

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	3/31/2016	12/31/2015

Commercial	$—	$5
Real estate mortgage:
Construction	—	11
1-4 family residential	1,918	2,744
Non-farm & non-residential	658	897
Agricultural	406	563
	$2,982	$4,220

There was no associated allowance for loan losses as of March 31, 2016 or December 31, 2015 for purchased credit impaired loans.  The contractual principal balance of these loans was $4.1 million at March 31, 2016 and $4.2 million at December 31, 2015.

Accretable yield, or income expected to be collected, is as follows:

Three Months Ended
3/31/2016

Balance, beginning of period	$408
New loans purchased	—
Accretion of income	69
Balance, end of period	$339

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.4 million as of March 31, 2016 and $2.3 million at December 31, 2015) in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015:

	Individually	Collectively	Purchased
As of March 31, 2016	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$508	$—	$508
Real estate construction	366	510	—	876
Real estate mortgage:
1-4 family residential	127	2,049	—	2,176
Multi-family residential	—	472	—	472
Non-farm & non-residential	132	1,049	—	1,181
Agricultural	390	337	—	727
Consumer	—	531	—	531
Other	—	60	—	60
Unallocated	—	616	—	616
	$1,015	$6,132	$—	$7,147
Loans:
Commercial	$—	$59,665	$—	$59,665
Real estate construction	2,394	29,340	—	31,734
Real estate mortgage:		—		—
1-4 family residential	1,440	234,209	1,918	237,567
Multi-family residential	—	36,564	—	36,564
Non-farm & non-residential	1,999	181,152	658	183,809
Agricultural	4,179	62,874	406	67,459
Consumer	—	18,483	—	18,483
Other	—	502	—	502
	$10,012	$622,789	$2,982	$635,783

	Individually	Collectively	Purchased
As of December 31, 2015	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$486	$—	$486
Real estate construction	—	411	—	411
Real estate mortgage:
1-4 family residential	128	1,953	—	2,081
Multi-family residential	—	458	—	458
Non-farm & non-residential	181	1,032	—	1,213
Agricultural	339	339	—	678
Consumer	—	525	—	525
Other	—	60	—	60
Unallocated	—	609	—	609
	$648	$5,873	$—	$6,521
Loans:
Commercial	$—	$55,924	$5	55,929
Real estate construction	835	28,474	11	29,320
Real estate mortgage:
1-4 family residential	1,454	226,523	2,744	230,721
Multi-family residential	—	38,281	—	38,281
Non-farm & non-residential	2,882	179,913	897	183,692
Agricultural	4,298	61,921	563	66,782
Consumer	—	18,880	—	18,880
Other	—	516	—	516
	$9,469	$610,432	$4,220	$624,121

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2016 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
1-4 family residential	370	370	—	370	2	2
Agricultural	222	222	—	346	3	3

With an allowance recorded:
Real estate mortgage:
Construction	2,394	2,394	366	1,197	32	32
1-4 family residential	1,070	1,070	127	1,077	5	5
Non-farm & non-residential	1,999	1,999	132	2,441	18	18
Agricultural	3,957	3,957	390	3,420	—	—
Total	$10,012	$10,012	$1,015	$8,851	$60	$60

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the three months ended March 31, 2015:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
1-4 family residential	1,613	13	13
Agricultural	440	10	10

With an allowance recorded:
Real estate mortgage:
1-4 family residential	420	5	5
Multi-family residential	179	—	—
Non-farm & non-residential	2,949	30	30
Agricultural	5,793	—	—

Total	$11,394	$58	$58

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2015 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate construction	$835	$835	$—	$820	$29	$29
Real estate mortgage:
1-4 family residential	370	370	—	1,493	15	15
Non-farm & non-residential	—	—	—	68	—	—
Agricultural	469	469	—	335	14	14

With an allowance recorded:
Real estate mortgage
1-4 family residential	1,083	1,083	128	1,916	6	6
Multi-family residential	—	—	—	24	—	—
Non-farm & non-residential	2,882	2,882	181	2,885	29	29
Agricultural	3,830	3,830	339	4,379	—	—

Total	$9,469	$9,469	$648	$11,920	$93	$93

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of March 31, 2016 and December 31, 2015:

		Loans Past Due
		Over 90 Days
As of March 31, 2016		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$6	$—	$—
Real estate construction	145	—	—
Real estate mortgage:
1-4 family residential	1,476	200	464
Multi-family residential	—	—	—
Non-farm & non-residential	249	120	1,765
Agricultural	4,222	14	—
Consumer	3	10	—

Total	$6,101	$344	$2,229

Loans included in totals above acquired from Madison Financial Corporation	$702	$8	$—

		Loans Past Due
		Over 90 Days
As of December 31, 2015		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$6	$—	$—
Real estate construction	145	365	—
Real estate mortgage:
1-4 family residential	1,531	471	468
Multi-family residential	—	—	—
Non-farm & non-residential	481	137	1,777
Agricultural	4,171	—	—
Consumer	17	27	—
Other	—	—	—

Total	$6,351	$1,000	$2,245

Loans included in totals above acquired from Madison Financial Corporation	$1,107	$446	$—

Nonaccrual loans secured by real estate make up 98.9% of the total nonaccruals at March 31, 2016.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of March 31, 2016 and December 31, 2015 by class of loans:

	30–59	60–89	Greater than		Total
As of March 31, 2016	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$47	$5	$—	$6	$58	$59,607
Real estate construction	2,214	—	—	145	2,359	29,375
Real estate mortgage:			—	—	—
1-4 family residential	1,710	396	200	1,476	3,782	233,785
Multi-family residential	126	—	—	—	126	36,438
Non-farm & non-residential	436	194	120	249	999	182,810
Agricultural	258	102	14	4,222	4,596	62,863
Consumer	57	10	10	3	80	18,403
Other	—	—	—	—	—	502

Total	$4,848	$707	$344	$6,101	$12,000	$623,783

Loans included in totals above acquired from Madison Financial Corp.	$2,390	$194	$8	$702	$3,294	$52,315

	30–59	60–89	Greater than		Total
As of December 31, 2015	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$2,323	$99	$—	$6	$2,428	$53,501
Real estate construction	—	—	365	145	510	28,810
Real estate mortgage:
1-4 family residential	1,508	264	471	1,531	3,774	226,947
Multi-family residential	—	—	—	—	—	38,281
Non-farm & non-residential	37	121	137	481	776	182,916
Agricultural	229	251	—	4,171	4,651	62,131
Consumer	50	45	27	17	139	18,741
Other	—	—	—	—	—	516

Total	$4,147	$780	$1,000	$6,351	$12,278	$611,843

Loans included in totals above acquired from Madison Financial Corp.	$5	$84	$446	$1,107	$1,642	$55,109

Troubled Debt Restructurings:

The Company has allocated $93 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2016.  The Company allocated $101 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2015.  The Company has not committed to lend additional amounts as of March 31, 2016 and December 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

During 2015, one loan which had a balance of $4 million and was classified as a troubled debt restructuring as of December 31, 2014, was placed on non-accrual and reported as such as of  March 31, 2016 and December 31, 2015.  No loans were modified as troubled debt restructurings during the three months ending March 31, 2016 and 2015.

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

Special Mention.  Loans classified as special mention have one or more potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31, 2016		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$58,243	$1,209	$213	$—
Real estate construction	28,635	—	3,099	—
Real estate mortgage:
1-4 family residential	223,851	6,074	7,625	17
Multi-family residential	33,529	2,897	138	—
Non-farm & non-residential	178,615	4,353	841	—
Agricultural	58,456	3,663	5,340	—

Total	$581,329	$18,196	$17,256	$17

Loans included in totals above acquired from Madison Financial Corporation	$49,154	$1,151	$5,303	$1

As of December 31, 2015		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$54,392	$1,323	$215	$—
Real estate construction	26,835	1,402	1,083	—
Real estate mortgage:
1-4 family residential	216,661	6,155	7,903	—
Multi-family residential	35,221	2,916	143	—
Non-farm & non-residential	178,289	4,448	955	—
Agricultural	60,177	1,198	5,407	—

Total	$571,575	$17,442	$15,706	$—

Loans included in totals above acquired from Madison Financial Corporation	$44,367	$2,533	$3,189	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $3 thousand at March 31, 2016 and $6 thousand at December 31, 2015.

4.REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Three Months Ended
	March 31,
	2016	2015

Beginning of year	$2,347	$4,603
Additions	121	3,029
Sales	—	(3,413)
(Additions) subtractions to valuation allowance, net	(85)	—

End of period	$2,383	$4,219

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2016	2015

Beginning of year	$616	$1,583
Write-downs of other real estate, net	85	26
Reductions from sale	—	(26)

End of Period	$701	$1,583

Expenses related to foreclosed assets include:

	Three Months Ended
	March 31,
	2016	2015

Net loss (gain) on sales	$—	$39
Additions to valuation allowance, net	85	26
Operating expenses (receipts), net of rental income	27	19
Repossession expense, net	112	45

Net expenses	$112	$84

5.EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)

Basic Earnings Per Share
Net Income	$1,837	$1,515
Weighted average common shares outstanding	2,977	2,708
Basic earnings per share	$0.61	$0.56

Diluted Earnings Per Share
Net Income	$1,837	$1,515
Weighted average common shares outstanding	2,977	2,708
Weighted average common and dilutive potential common shares outstanding	2,977	2,708
Diluted earnings per share	$0.61	$0.56

Stock options for 1,200 shares of common stock for the three months ended March 31, 2016 and 2,400 shares of common stock for three months ended March 31, 2015 were excluded from diluted earnings per share because their impact was antidilutive.

6.STOCK COMPENSATION

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

Summary of activity in the stock option plan for the first three months of 2015 follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Term		Value

Outstanding, beginning of year	2,400	$30.37
Granted	—	—
Forfeited or expired	(1,200)	29.75
Exercised	—	—
Outstanding, end of year	1,200	$31.00	17.0	months	$—
Vested and expected to vest	1,200	$31.00	17.0	months	$—
Exercisable, end of period	1,200	$31.00	17.0	months	$—

As of March 31, 2016, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 50,000. There were 0 shares issued during the first three months of 2016 and 5,385 shares issued during the first three months of 2015.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were 0 shares forfeited during the first three months of both 2016 and 2015.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2016	12,696	$271,365	$21.37
Granted	—	—	—
Vested	(5,599)	(120,239)	21.48
Forfeited	—	—	—

Nonvested at March 31, 2016	7,097	$151,126	$21.29

As of March 31, 2016, there was $178,053 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 3.4 years. As of March 31, 2016, no additional shares are available for issue under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 6,170 shares issued during the first three months of 2016 and 465 shares were issued in 2015. There were no shares forfeited during the first three months of 2016 or 2015.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2016	6,800	$170,263	$27.47
Granted	6,170	182,941	29.65
Vested	(253)	(6,784)	26.81
Forfeited	—	—	—
Nonvested at March 31, 2016	12,717	$346,420	$27.24

As of March 31, 2016, there was $181,483 of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of  4.9 years. As of March 31, 2016, 140,013 shares are still available for issuance.

7.REPURCHASE AGREEMENTS

Repurchase agreements totaled $26.3 million as of March 31, 2016. Of this, $20.3 million were overnight obligations and $6.0 million had terms extending through May 2019 and a weighted average life of 1.5 years. The Company pledged agency-backed securities with a carrying amount of $30.8 million to secure repurchase agreements as of March 31, 2016.

8.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5 million which was outstanding at March 31, 2016. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by the Company’s stock.  The maturity schedule for the term loan as of March 31, 2016 is as follows:

2016	$302
2017	420
2018	441
2019	464
2020	488
Thereafter	2,679
$4,794

9.FAIR VALUE MEASUREMENTS

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

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent third party real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans.  Such adjustments were $366 thousand for 2016 and $34 for 2015 and resulted in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned (OREO) are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments were $85 thousand as of March 31, 2016 and $0 as of March 31, 2015 and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at March 31, 2016 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$49,833	$—	$49,833	$—
States and municipals	94,328	—	94,328	—
Mortgage-backed - residential	125,884	—	125,884	—
Equity securities	348	348	—	—
Trading Assets	5,612	5,612	—	—
Total	$276,005	$5,960	$270,045	$—

Fair Value Measurements at December 31, 2015 Using (In thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$48,863	$—	$48,863	$—
States and municipals	91,962	—	91,962	—
Mortgage-backed - residential	123,043	—	123,043	—
Equity securities	344	344	—	—
Trading Assets	5,531	5,531	—	—
Total	$269,743	$5,875	$263,868	$—

There were no transfers between level 1 and level 2 during 2016 or 2015.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real Estate Mortgage:
Construction	$2,028	—	—	$2,028
1-4 family Residential	531	—	—	531
Non-farm & non-residential	143	—	—	143
Other real estate owned, net:
Residential	1,419	—	—	1,419
Loan servicing rights	72	—	—	72

	Fair Value Measurements at December 31, 2015 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real Estate Mortgage:
Multi-family residential	540	—	—	$540
Non-farm & non-residential	285	—	—	285
Agricultural	—	—	—	—
Other real estate owned, net:
Residential	1,504	—	—	1,504
Loan servicing rights	87	—	—	87

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.7 million, which includes a valuation allowance of $532 thousand at March 31, 2016.  During the first three months of 2016, two new loans became impaired resulting in additional loan loss provision expense of $366 thousand. The total allowance for specific impaired loans increased $368 thousand for the three months ending March 31, 2016 and increased $199 thousand for the three months ending March 31, 2015.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1.4 million, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $701 thousand at March 31, 2016.  The Company recorded $85 thousand in write-downs of other real estate owned properties for the three months ending March 31, 2016. The Company recorded $26 thousand in net write-downs of other real estate owned properties for the three months  ending March 31, 2015.

Loan servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $72 thousand, which is made up of the outstanding balance of $88 thousand, net of a valuation allowance of $16 thousand at March 31, 2016. For the first three months of 2015, the Company recorded net write-downs of $14 thousand and  a net recovery of prior write-downs of $3 thousand for the three months ending March 31, 2016.  At December 31, 2015, loan servicing rights were carried at their fair value of $87 thousand, which is made up of the outstanding balance of $106 thousand, net of a valuation allowance of $19 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

				Range
March 31, 2016	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans

Construction	2,028	sales comparison	adjustment for differences between the comparable sales	1%-4%	3%
1-4 family	531	sales comparison	adjustment for differences between the comparable sales	0%-12%	7%
Non-farm & non-residential	143	sales comparison	adjustment for differences between the comparable sales	23%-31%	27%
Other real estate owned:
Residential	808	sales comparison	adjustment for differences between the comparable sales	10%-28%	19%
	611	income approach	capitalization rate	10%-10%	10%

Loan Servicing Rights	72	discounted cash	discount rate	9%-20%	11%

				Range
December 31, 2015	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	540	sales comparison	adjustment for differences between the comparable sales	1%-12%	(7)%
Non-farm & non-residential	285	sales comparison	adjustment for differences between the comparable sales	23%-31%	(27)%
Other real estate owned:
Residential	1,504	sales comparison	adjustment for differences between the comparable sales	10%-28%	(19)%
		income approach	capitalization rate	10%-10%	(10)%
Loan Servicing Rights	87	discounted cash flow	discount rate	8%-21%	(11)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2016 and December 31, 2015 are as follows:

March 31, 2016:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$27,054	$27,054	$—	$—	$27,054
Interest bearing deposits	4,629	4,629	—	—	4,629
Securities	270,393	348	270,045	—	270,393
Trading assets	5,612	5,612	—	—	5,612
Mortgage loans held for sale	1,634	—	1,687	—	1,687
Loans, net	628,636	—	—	626,713	626,713
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,702	—	1,329	2,373	3,702
Financial liabilities
Deposits	$765,942	$562,360	$204,834	$—	$767,194
Securities sold under agreements to repurchase	26,296	—	26,351	—	26,351
FHLB advances	86,232	—	83,313	—	83,313
Note payable	4,794		5,419		5,419
Subordinated debentures	7,217	—	—	7,206	7,206
Interest payable	708	—	638	70	708

December 31, 2015:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$28,048	$28,048	$—	$—	$28,048
Interest bearing deposits	4,874	4,874	—	—	4,874
Securities	264,212	344	263,868	—	264,212
Trading assets	5,531	5,531	—	—	5,531
Mortgage loans held for sale	624	—	633	—	633
Loans, net	617,600	—	—	616,206	616,206
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,681	—	1,358	2,323	3,681
Financial liabilities
Deposits	$758,981	$557,146	$203,192	$—	$760,338
Securities sold under agreements to repurchase	18,514	—	18,523	—	18,523
FHLB advances	87,833	—	82,349	—	82,349
Note payable	4,794	—	5,431	—	5,431
Subordinated debentures	7,217	—	—	7,206	7,206
Interest payable	659	—	649	10	659

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

10.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (unaudited)

(in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ended March 31,
	2016	2015

Beginning Balance	$359	$791

Unrealized holding gains (losses) for the period, net of tax	2,470	942

Reclassification adjustment for:

Securities gains realized in income	126	8
Income taxes	(43)	(3)
	83	5

Net current period other comprehensive income	2,387	937

Ending balance	$2,746	$1,728

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the three months ending March 31, 2016 and 2015:

March 31, 2016

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$126	Gain on sale of available for sale securities, net
	43	Income taxes
	83	Net income

March 31, 2015

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available- for-sale securities	$8	Gain on sale of available for sale securities, net
	3	Income taxes
	5	Net income

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion provides information about the financial condition and results of operations of the Company and its subsidiaries as of the dates and periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto appearing elsewhere in this report and the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Summary

The Company recorded net income of $1.8 million, or $0.61 basic earnings and diluted earnings per share for the first three months ended March 31, 2016 compared to $1.5 million or $0.56 basic earnings and diluted earnings per share for the three month period ended March 31, 2015.  The first three months net earnings reflect an increase of 21.3% compared to the same time period in 2015.  The increase in net earnings is attributed to an increase of $1.2 million, or 18.4%, in net interest income and an increase of $477 thousand, or 21.0%, in non-interest income.  These positive variances to net earnings were partially offset by an increase of $1.1 million, or 15.4%, in non-interest expense.  Increases in both income and expenses are largely attributed to the Company acquiring Madison Financial Corportion on July 24, 2015.

For the three months ended March 31, 2016 and compared to the three months ended March 31, 2015, service charge income increased $213 thousand, gains on the sale of securities increased $118 thousand and debit card interchange income increased $103 thousand.    Salaries and benefits expense increased $576 thousand, legal and professional fees increased $93 thousand and debit card expenses increased $63 thousand.

Return on average assets was 0.74% for the three months ended March 31, 2016 and 0.70% for the three months ended March 31, 2015. Return on average equity was 8.07% for the three month period ended March 31, 2016 and 7.64% for the three month period ended March 31, 2015.

Securities available for sale increased $6.2 million from $264.2 million at December 31, 2015 to $270.4 million at March 31, 2016.  Trading assets totaled $5.6 million at March 31, 2016 compared to $5.5 million at December 31, 2015 and includes income on the investment totaling $82 thousand during the first three months of 2016 compared to $39 thousand for the three months ended March 31, 2015.

Gross Loans increased $11.7 million from $624.1 million on December 31, 2015 to $635.8  million at March 31, 2016.  Loans acquired with Madison Financial Corporation had outstanding loan balances of $57.2 million at March 31, 2016.

The overall increase in loan balances from December 31, 2015 to March 31, 2016 is comprised of the following: an increase of $6.8 million in 1-4 family residential loans, an increase of $3.7 million in commercial loans, an increase of $2.4 million in real-estate construction loans, an increase of $677 thousand in agricultural loans, an increase of $117 thousand in non-farm and non-residential loans, a decrease of $1.7 million in multi-family residential loans and a decrease of $411 thousand in consumer and other loans.

Total deposits increased from $759.0 million on December 31, 2015 to $765.9 million on March 31, 2016, an increase of $6.9 million.  Non-interest bearing demand deposit accounts decreased $574 thousand from December 31, 2015 to March 31, 2016 while time deposits $250 thousand and over increased $13.3 million and other interest bearing deposit accounts decreased 5.8 million from December 31, 2015 to March 31, 2016.

Public fund account balances decreased $8.3 million from December 31, 2015 to March 31, 2016.  Public fund accounts typically decrease during the first quarter of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank decreased $1.6 million from December 31, 2015 to March 31, 2016 and  repurchase agreements increased $7.8 million from December 31, 2015 to March 31, 2016.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $8.0 million for the three months ended March 31, 2016 compared to $6.8 million for the three months ended March 31, 2015, an increase of 18.4%.  The interest spread, excluding tax equivalent adjustments, was 3.34% for the first three months of both 2016 and 2015.

For the first three months, the yield on assets increased from 3.84% in 2015 to 3.88% in 2016, excluding tax equivalent adjustments.  The yield on loans decreased 2 basis points compared to the three months ended March 31, 2015 from 4.70% to 4.68% at March 31, 2016.  The yield on securities increased 8 basis points in the first three months of 2016 compared to 2015 from 2.31% in 2015 to 2.39% in 2016.  The cost of liabilities was 0.49% for the first three months in 2016 compared to 0.51% in 2015.  Year to date average loans, excluding overdrafts, increased $92.0 million, or 17.2% from March 31, 2015 to March 31, 2016.  Loan interest income increased $1.2 million for the first three months of 2016 compared to the first three months of 2015.  Year to date average total deposits increased from March 31, 2015 to March 31, 2016, up $105.4 million or 15.8%.  Year to date average interest bearing deposits increased $58.5 million, or 11.6%, from March 31, 2015 to March 31, 2016.  Deposit interest expense increased $71 thousand for the first three months of 2016 compared to the same period in 2015.  Year to date average borrowings, including repurchase agreements, increased $11.2 million, or 10.4% from March 31, 2015 to March 31, 2016.  Interest expense on borrowed funds, including repurchase agreements, increased $65 thousand for the first three months of 2016 compared to the same period in 2015.

The volume rate analysis for the three months ending March 31, 2016 indicates that $1.1 million of the increase in interest income is attributable to an increase in loan volume and $107 thousand of the increase in interest income is attributable to an increase in the volume of our security portfolio.  Further, an increase in loan rates caused an increase of $91 thousand in interest income and an increase in rates in our security portfolio contributed an increase of $48 thousand in interest income.  The net effect to interest income was an increase of $1.4 million for the first three months of 2016 compared to the same time period in 2015.

Also based on the following volume rate analysis, an increase interest rates contributed to a slight increase of $48 thousand in interest expense for the comparable three months, while the change in volume in deposits and borrowings was responsible for a $73 thousand increase in interest expense.  The net effect to interest expense was an increase of $121 thousand.  As a result, the increase in net interest income for the first three months in 2016 is mostly attributed to growth in the Company’s loan and security portfolios.

Changes in Interest Income and Expense

	Three Months Ended
	2016 vs. 2015
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$1,079	$91	$1,170
Investment Securities	107	48	155
Other	73	(31)	42
Total Interest Income	1,259	108	1,367
INTEREST EXPENSE
Deposits
Demand	22	49	71
Savings	—	3	3
Negotiable Certificates of Deposit and Other Time Deposits	2	(5)	(3)
Securities sold under agreements to repurchase and other borrowings	56	12	68
Federal Home Loan			—
Bank advances	(7)	(11)	(18)
Total Interest Expense	73	48	121
Net Interest Income	$1,186	$60	$1,246

Non-Interest Income

Non-interest income increased $477 thousand for the three months ending March 31, 2016, compared to the same period in 2015, to $2.7 million

Decreases to non-interest income for the three month period ended March 31, 2016 compared to the three months ended March 31, 2015 include a decrease of $28 thousand in gains on the sale of mortgage loans and a decrease of $36 thousand in other income.  Favorable variances to non-interest income for the first three months of 2016 include, an increase of $213 thousand in service charge income, an increase of $118 thousand in gains on the sale of securities, an increase of $103 thousand in debit card interchange income and an increase of $78 thousand in brokerage income.

The gain on the sale of mortgage loans decreased from $327 thousand during the first three months of 2015 to $299 thousand during the first three months of 2016, a decrease of $28 thousand.  The volume of loans originated to sell during the first three months of 2016 decreased $1.7 million compared to the same time period in 2015.

For the three months ending March 31, 2016, the volume of loans originated for sale decreased $1.7 million compared to the same three months in 2015.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization and impairment expense, was $51 thousand for the three months ended March 31, 2016 compared to $53 thousand for the three months ended March 31, 2015, a decrease of $2 thousand.  During the first three months of 2016, the market value adjustment to the carrying value of the mortgage servicing right was a positive net amount of $3 thousand, as the fair value of this asset increased.  During the first three months of 2015, the carrying value of the mortgage servicing had a favorable adjustment of $14 thousand, as the fair value of this asset increased.

Non-Interest Expense

Total non-interest expense increased $1.1 million for the three month period ending March 31, 2016 compared to the same period in 2015.

For the comparable three month periods, salaries and benefits increased $576 thousand, an increase of 15.2%.  The number of full time equivalent employees at March 31, 2016 was 247 compared to 229 one year ago.  The increase in the number of full time equivalents is largely attributed to acquiring Madison Financial Corporation on July 24, 2015.

Occupancy expenses decreased $14 thousand to $918 thousand for the first three months of 2016 compared to the same time period in 2015.  Building rent expense increased $21 thousand due to acquiring Madison Financial Corporation on July 24, 2015.  The acquisition provided the Company three additional branches in Richmond, KY, all of which are leased.  Depreciation expense increased $13 thousand for the three months ended March 31, 2016 compared to March 31, 2015.  Expenses incurred for assets with a cost of less than one thousand decreased $63 thousand during the first three months of 2016 compared to the first three months of 2015 which are not capitalized but are instead recorded to expense as incurred.  This decrease is attributed to purchasing additional equipment during the first quarter of 2015 which resulted in additional expense.

Legal and professional fees increased $93 thousand for the first three months ending March 31, 2016 compared to the same time period in 2015. Repossession expenses increased $67 thousand for the first three months ended March 31, 2016 compared to the same time period in 2015.  Repossession expenses are reported net of rental income earned on repossessed properties.  Net repossession expenses were higher during the first three months of 2016 when compared to 2015 due to net write-downs totaling $85 thousand in 2016 compared to net write-downs of $26 thousand in 2015.  Debit card expenses increased $63 thousand for the first three months of 2016 compared to the first three months of 2015 due to increased volume.

Income Taxes

The effective tax rate for the three months ended March 31, 2016 was 10.5% compared to 0.1% in 2015.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.  The Company also has a captive insurance subsidiary which contributes to reducing taxable income.  Income tax expense increased $215 thousand for the three months ending March 31, 2016 compared to the first three months in 2015.  Income tax expense increased largely due to an increase of $537 thousand in income before tax expense.  Tax-exempt interest income increased $123 thousand for the first three months of 2016 compared to the first three months of 2015.

Further, for the first three months of 2016, the Company had tax credits totaling $172 thousand for investments made in low income housing projects which represented an increase of $19 thousand compared to similar tax credits for the first three months of 2015.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the three months ending March 31, 2016, the Company averaged $89.5 million in tax free securities and $36.6 million in tax free loans.  As of March 31, 2016, the weighted average remaining maturity for the tax free securities is 112 months, while the weighted average remaining maturity for the tax free loans is 155 months.

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

Cash and cash equivalents were $27.1 million as of March 31, 2016 compared to $28.0 million at December 31, 2015.  The decrease in cash and cash equivalents is attributed to a decrease of $1.1 million in cash and due from banks and a decrease of $200 thousand in federal funds sold.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $270.4 million at March 31, 2016 compared to $264.2 million at December 31, 2015.  Securities classified as trading assets totaled $5.6 million at March 31, 2016 compared to $5.5 million at December 31, 2015.

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

For the first three months of 2016, deposits increased $7.0 million. The Company’s investment portfolio increased $6.2 million and the Company’s loan portfolio increased $11.7 million.  The Company’s borrowed funds from the Federal Home Loan Bank decreased $1.6 million from December 31, 2015 to March 31, 2016 and  total repurchase agreements increased $7.8 million from December 31, 2015 to March 31, 2016.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of March 31, 2016, we have sufficient collateral to borrow an additional $70 million from the Federal Home Loan Bank.  In addition, as of March 31, 2016, $36 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $321 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier 1 Capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of March 31, 2016 and December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer was 0.625% at March 31, 2016.  The final rule became effective for the Bank on January 1, 2016.  In accordance with the final rule, the capital conservation buffer requirement is being phased in beginning January 1, 2016 and will continue through January 1, 2019, when the full capital conservation buffer requirement will be effective.he Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2016
Consolidated
Total Capital (to Risk-Weighted Assets)	$90,106	13.4%	$53,891	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	82,871	12.3	40,418	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	75,871	11.3	30,314	4.5	N/A	N/A
Tier I Capital (to Average Assets)	82,871	8.4	39,527	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$92,288	13.7%	$53,846	8.0%	$67,308	10.0%
Tier I Capital (to Risk-Weighted Assets)	85,053	12.6	40,385	6.0	53,846	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	85,053	12.6	30,288	4.5	43,750	6.5
Tier I Capital (to Average Assets)	85,053	8.8	38,871	4.0	48,589	5.0

December 31, 2015
Consolidated
Total Capital (to Risk-Weighted Assets)	$88,456	13.3%	$53,025	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	81,849	12.4	39,769	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	74,849	11.3	29,827	4.5	N/A	N/A
Tier I Capital (to Average Assets)	81,849	8.6	38,232	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$90,855	13.7%	$52,981	8.0%	$66,227	10.0%
Tier I Capital (to Risk-Weighted Assets)	84,248	12.7	39,736	6.0	52,981	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	84,248	12.7	29,802	4.5	43,047	6.5
Tier I Capital (to Average Assets)	84,248	8.9	38,124	4.0	47,654	5.0

Non-Performing Assets

As of March 31, 2016, our non-performing assets totaled $11.1 million or 1.12% of assets compared to $11.9 million or 1.23% of assets at December 31, 2015 (See table below.)  The Company experienced a decrease of $250 thousand in non-accrual loans from December 31, 2015 to March 31, 2016.  As of March 31, 2016, non-accrual loans include$ 4.2 million in loans secured by farmland,  $1.5 million in loans secured by 1-4 family properties, $249 thousand in loans secured by non-farm and non-residential properties and $145 thousand in loans secured by real estate construction loans.  Real estate loans composed 98.9% of the non-performing loans as of March 31, 2016 and 96.5% as of December 31, 2015.  Forgone interest income on non-accrual loans totaled $26 thousand for the first three months of 2016 compared to forgone interest of $15 thousand for the same time period in 2015.  Accruing loans that are contractually 90 days or more past due as of March 31, 2016 totaled $344 thousand compared to $1.0 million at December 31, 2015, an increase of $656 thousand.

Total nonperforming and restructured loans decreased $922 thousand from December 31, 2015 to March 31, 2016.  The decrease in non-accrual loan balances contributed to the decrease in the ratio of nonperforming and restructured loans to loans which decreased 18 basis points to 1.36% from December 31, 2015 to March 31, 2016.

In addition, the amount the Company has recorded as other real estate owned increased $36 thousand from December 31, 2015 to March 31, 2016.  As of March 31, 2016, the amount recorded as other real estate owned totaled $2.4 million compared to $2.3 million at December 31, 2015.  During the first three months of 2016, $163 thousand in loan balances were foreclosed upon and added to other real estate properties while $0 in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 55% at December 31, 2015 to 65% at March 31, 2016.

Nonperforming and Restructured Assets

	3/31/2016	12/31/2015
	(in thousands)

Non-accrual Loans	$6,101	$6,351
Accruing Loans which are Contractually past due 90 days or more	344	1,000
Accruing Troubled Debt Restructurings	2,229	2,245
Total Nonperforming and Restructured Loans	8,674	9,596
Other Real Estate	2,383	2,347
Total Nonperforming and Restructured Loans and Other Real Estate	$11,057	$11,943
Nonperforming and Restructured Loans as a Percentage of Loans	1.36%	1.54%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	1.12%	1.23%
Allowance as a Percentage of Period-end Loans	1.12%	1.04%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	65%	55%

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

Provision for Loan Losses

The loan loss provision for the first three months of 2016 was $375 thousand compared to $300 thousand for the first three months of 2015.   The increase in the total loan loss provision during the first three months of 2016 compared to the same time period in 2015 is attributed to growth in the Bank’s loan portfolio and one loan becoming impaired during the first quarter of 2016 which had a specific reserve of $350 thousand as of March 31, 2016.  Further, during the first quarter of 2016, the Company recovered $259 thousand for a loan that was charged off in a prior year which was included in the allowance for loan losses as of March 31, 2016 and reduced the need for additional loan loss provision expense.

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

Nonperforming loans and restructured loans decreased $922 thousand from December 31, 2015 to $8.7 million as of March 31, 2016.  Other real estate owned properties owned increased $36 thousand over this same time period.  Additions to other real estate properties totaled $163 thousand, sales of other real estate owned properties totaled $0 and valuation adjustments were a net write-down of $85 thousand.

The Company recorded net recoveries of $251 thousand for the three months ended March 31, 2016 compared to net charge-offs of $392 thousand for the three months ended March 31, 2015.  During the first quarter of 2016, the Company recorded a recovery of $259 for one loan which was charged-off in a prior year.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Three Months Ended March 31,
	(in thousands)
	2016	2015

Balance at Beginning of Period Amounts Charged-off:	$6,521	$6,012
Commercial	—	25
1-4 family residential	—	32
Multi-family residential	12	—
Agricultural	—	242
Consumer and other	413	323
Total Charged-off Loans	425	622
Recoveries on Amounts Previously Charged-off:
Commercial	31	—
Real Estate Construction	6	2
1-4 family residential	5	3
Multi-family residential	3	—
Non-farm & non-residential	266	—
Agricultural	11	1
Consumer and other	354	224
Total Recoveries	676	230
Net Charge-offs	(251)	392
Provision for Loan Losses	375	300
Balance at End of Period	7,147	5,920
Loans
Average	629,122	536,998
At March 31,	635,783	538,644
As a Percentage of Average Loans:
Net Charge-offs for the period	(0.04)%	0.07%
Provision for Loan Losses for the period	0.06%	0.06%
Allowance as a Multiple of Net Charge-offs annualized	(7.1)	3.8

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

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of March 31, 2016, the projected percentage changes are within limits approved by our Board of Directors (“Board”).  Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is slightly lower in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of March 31, 2016 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (4/16 - 3/17)
Net interest income	$31,284	$31,994	$31,996	$31,787
Net interest income dollar change	(709)	N/A	2	(207)
Net interest income percentage change	(2.2)%	N/A	0.0%	(0.7)%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of March 31, 2015 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (4/15 - 3/16)
Net interest income	$27,403	$28,266	$28,478	$28,417
Net interest income dollar change	(864)	N/A	212	151
Net interest income percentage change	(3.1)%	N/A	0.8%	0.5%
Board approved limit	>-4.0%	N/A	>-4.0%	>-10.0%

Projections from March 31, 2016, year one reflected a decline in net interest income of 2.2% with a 100 basis point decline compared to the 3.1% decline in 2015.  The 100 basis point increase in rates reflected a 0.0% increase in net interest income in 2016 compared to an increase of 0.8% in 2015.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the March 31, 2016,balance sheet, a 100 basis point increase in rates results in a 10.4% decrease in EVE.  A 100 basis point decrease in rates results in a 0.2% increase in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

1/1/16-1/31/16	—	$—	—	82,256	shares

2/1/16-2/29/16	500	26.61	500	81,756	shares

3/1/16-3/31/16	—	—	—	81,756	shares

Total	500	$26.61	500	81,756	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through March 31, 2016, 318,244 shares have been purchased.

Item 6.     Exhibits

Ay
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

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated and filed November 21, 2007.

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

101

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 13, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2016,and December 31, 2015, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY BANCSHARES, INC.

Date	5/13/16	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	5/13/16	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer