Form 10-Q
period 2016-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2016-08-12
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2016

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

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of July 31, 2016:  2,993,851.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share amounts)

	6/30/2016	12/31/2015
ASSETS
Cash and due from banks	$15,459	$26,546
Federal funds sold	1,169	1,502
Cash and cash equivalents	16,628	28,048
Interest bearing time deposits	4,829	4,874
Securities available for sale	266,722	264,212
Trading Assets	5,704	5,531
Mortgage loans held for sale	1,485	624
Loans	653,277	624,121
Allowance for loan losses	(7,259)	(6,521)
Net loans	646,018	617,600
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	2,440	2,347
Bank premises and equipment, net	16,345	16,597
Interest receivable	3,641	3,681
Mortgage servicing rights	1,233	1,277
Goodwill	14,001	14,001
Other intangible assets	617	773
Other assets	7,371	8,085
Total assets	$994,068	$974,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$205,693	$209,289
Time deposits, $250,000 and over	67,927	61,199
Other interest bearing	477,776	488,493
Total deposits	751,396	758,981
Repurchase agreements	26,057	18,514
Long-term Federal Home Loan Bank advances	99,617	87,833
Note payable	4,695	4,794
Subordinated debentures	7,217	7,217
Interest payable	693	659
Other liabilities	8,594	7,273
Total liabilities	898,269	885,271

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,993,851 and 2,989,205 shares issued and outstanding in June 2016 and December 2015	20,829	20,730
Retained earnings	70,568	68,324
Accumulated other comprehensive income	4,402	359
Total stockholders’ equity	95,799	89,413
Total liabilities and stockholders’ equity	$994,068	$974,684

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
INTEREST INCOME:
Loans, including fees	$7,423	$6,346	$14,802	$12,555
Securities
Taxable	866	692	1,773	1,425
Tax exempt	661	690	1,318	1,366
Trading assets	31	39	73	83
Other	105	68	218	137
Total interest income	9,086	7,835	18,184	15,566
INTEREST EXPENSE:
Deposits	555	493	1,112	979
Repurchase agreements	27	24	53	47
Federal Home Loan Bank advances	393	397	777	799
Note payable	59	—	120	—
Subordinated debentures	67	58	128	115
Total interest expense	1,101	972	2,190	1,940
Net interest income	7,985	6,863	15,994	13,626
Provision for loan losses	225	350	600	650
Net interest income after provision	7,760	6,513	15,394	12,976
NON-INTEREST INCOME:
Service charges	1,264	1,091	2,381	1,995
Loan service fee income, net	(2)	55	49	108
Trust department income	261	259	524	536
Gain on sale of available for sale securities, net	151	243	277	251
Gain (loss) on trading assets	60	(48)	100	(53)
Gain on sale of mortgage loans	457	441	756	768
Brokerage income	250	136	434	242
Debit card interchange income	710	623	1,354	1,164
Other	135	822	158	881
Total other income	3,286	3,622	6,033	5,892
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,562	4,150	8,932	7,944
Occupancy expenses	939	854	1,857	1,786
Repossession expenses, net	31	237	143	282
FDIC Insurance	164	145	338	301
Legal and professional fees	513	293	891	578
Data processing	427	386	853	753
Debit card expenses	368	293	687	549
Amortization expense of intangible assets, excluding mortgage servicing right	77	30	156	61
Advertising and marketing	225	212	450	425
Taxes other than payroll, property and income	279	229	554	459
Telephone	94	77	185	145
Postage	101	90	190	171
Loan fees	46	104	91	197
Other	782	608	1,609	1,274
Total other expenses	8,608	7,708	16,936	14,925
Income before taxes	2,438	2,427	4,491	3,943
Income taxes	356	305	572	306
Net income	$2,082	$2,122	$3,919	$3,637
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	1,656	(2,160)	4,043	(1,223)
Comprehensive Income (Loss)	$3,738	$(38)	$7,962	$2,414
Earnings per share
Basic	$0.70	$0.77	$1.31	$1.33
Diluted	0.70	0.77	1.31	1.33
Dividends per share	0.27	0.26	0.54	0.52

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Shares	Amount	Earnings	Income	Equity
Balances, January 1, 2016	2,989,205	$20,730	$68,324	$359	$89,413
Common stock issued (including employee stock grants of 6,170 shares and director stock awards of 1,352 shares)	7,522	49	—	—	49
Stock compensation expense	—	80	—	—	80
Common stock purchased and retired	(2,876)	(30)	(57)	—	(87)
Other comprehensive income				4,043	4,043
Net income	—	—	3,919	—	3,919
Dividends declared - $0.54 per share	—	—	(1,618)	—	(1,618)
Balances, June 30, 2016	2,993,851	$20,829	$70,568	$4,402	$95,799

(1)	Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended
	6/30/2016	6/30/2015
Cash Flows From Operating Activities
Net Income	$3,919	$3,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	819	843
Securities amortization (accretion), net	527	494
Stock based compensation expense	80	66
Provision for loan losses	600	650
Securities available for sale gains, net	(277)	(251)
Net change in trading assets	(173)	(30)
Originations of loans held for sale	(23,913)	(24,562)
Proceeds from sale of loans	23,808	24,387
Losses (gains) on other real estate	—	59
Gain on sale of mortgage loans	(756)	(768)
Write-downs of other real estate, net	85	227
Changes in:
Interest receivable	40	(362)
Other assets	714	(469)
Interest payable	34	16
Other liabilities	(735)	(2,165)
Net cash from operating activities	4,772	1,772
Cash Flows From Investing Activities
Net change in interest bearing time deposits	45	—
Purchases of securities available for sale	(48,094)	(20,074)
Proceeds from sales of securities	21,388	9,051
Proceeds from principal payments, maturities and calls of securities	30,087	18,313
Net change in loans	(29,073)	(11,543)
Purchases of bank premises and equipment	(547)	(440)
Proceeds from the sale of other real estate	15	4,057
Net cash from investing activities	(26,179)	(636)
Cash Flows From Financing Activities:
Net change in deposits	(7,585)	(10,853)
Net change in repurchase agreements and other borrowings	7,543	3,689
Proceeds from short-term Federal Home Loan Bank advances	30,000	15,000
Repayment of short-term Federal Home Loan Bank advances	(30,000)	(10,000)
Proceeds from long-term Federal Home Loan Bank advances	15,000	4,682
Repayment of long-term Federal Home Loan Bank advances	(3,216)	(3,050)
Repayment of note payable	(99)	—
Proceeds from issuance of common stock	49	2
Purchase of common stock	(87)	(10)
Dividends paid	(1,618)	(1,417)
Net cash from financing activities	9,987	(1,957)
Net change in cash and cash equivalents	(11,420)	(821)
Cash and cash equivalents at beginning of period	28,048	17,169
Cash and cash equivalents at end of period	$16,628	$16,348
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$2,156	$1,924
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$235	$3,334

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

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance encourages an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.

Accounting Standards Update (“ASU”) ASU No. 2016-1, Financial Instruments-Overall:  Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued an update (ASU 2016-1, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) which will require entities to measure many equity investments at fair value and recognize changes in fair value in net income.  This update does not apply to equity investments that result in consolidation, those accounted for under the equity method and certain others, and will eliminate use of the available for sale classification for equity securities while providing a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient.  The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not anticipate this update will have a material impact on its Consolidated Financial Statements.

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

Accounting Standards Update (“ASU”) ASU No. 2016-09, Compensation-Stock Compensation (Topic 718)

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The amendments are intended to improve the accounting for employee shared-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect these ammendments to have a material impact.

Accounting Standards Update (“ASU”) ASU No. 2016-13, Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, .  The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts.  For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The largest impact will be on the allowance for loan and lease losses.  The standard will become effective for fiscal years beginning after December 15, 2019 for public companies.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
June 30, 2016
U. S. government agencies	$35,736	$588	$—	$36,324
States and political subdivisions	90,751	4,659	—	95,410
Mortgage-backed - residential	133,245	1,703	(310)	134,638
Equity securities	320	30	—	350
Total	$260,052	$6,980	$(310)	$266,722

December 31, 2015
U. S. government agencies	$49,012	$51	$(200)	$48,863
States and political subdivisions	89,501	2,644	(183)	91,962
Mortgage-backed - residential	124,834	210	(2,001)	123,043
Equity securities	320	24	—	344
Total	$263,667	$2,929	$(2,384)	$264,212

The amortized cost and fair value of securities at June 30, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 9.

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due after one year through five years	23,522	24,190
Due after five years through ten years	56,998	58,900
Due after ten years	45,967	48,644
	126,487	131,734
Mortgage-backed - residential	133,245	134,638
Equity	320	350
Total	$260,052	$266,722

Proceeds from sales of securities during the first six months of 2016 and 2015 were $21.4 million and $9.1 million.  Gross gains of $277 thousand and $251 thousand and gross losses of $0 and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains was $94 thousand and $85 thousand, respectively.

Proceeds from sales of securities during the three months ended June 30, 2016 and June 30, 2015 were $12.1 million and $9.1 million.  Gross gains of $151 thousand and $243 thousand and gross losses of $0 and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains was $51 thousand and $83 thousand, respectively.

Securities with unrealized losses June 30, 2016 and at December 31, 2015 not recognized in income are as follows:

June 30, 2016

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$—	$—	$—	$—	$—	$—
States and municipals	—	—	—	—	—	—
Mortgage-backed - residential	22,211	(168)	10,390	(142)	32,601	(310)
Total temporarily impaired	$22,211	$(168)	$10,390	$(142)	$32,601	$(310)

December 31, 2015

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$15,243	$(56)	$30,293	$(144)	$45,536	$(200)
States and municipals	10,938	(102)	4,065	(81)	15,003	(183)
Mortgage-backed - residential	77,898	(1,231)	23,488	(770)	101,386	(2,001)
Total temporarily impaired	$104,079	$(1,389)	$57,846	$(995)	$161,925	$(2,384)

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

TRADING ASSETS

The trading assets of $5.7 million are primarily comprised of cash and cash equivalents and municipal securities which are generally held for 60 days or less.

3.LOANS

Loans at period-end are as follows:

(in thousands)

	6/30/2016	12/31/2015

Commercial	$72,450	$55,929
Real estate construction	31,197	29,320
Real estate mortgage:
1-4 family residential	242,462	230,721
Multi-family residential	39,082	38,281
Non-farm & non-residential	180,729	183,692
Agricultural	68,236	66,782
Consumer	18,894	18,880
Other	227	516
Total	$653,277	$624,121

The above loan balances include loans purchased in the Madison Financial Corporation acquisition. Loan balances acquired in the Madison Financial Corporation acquisition have no allocated allowance for loan losses.  The composition of loans acquired as of June 30, 2016 is as follows:

	6/30/2016	12/31/2015
Commercial	$1,371	$1,505
Real estate construction	1,170	1,616
Real estate mortgage:
1-4 family residential	14,102	16,376
Multi-family residential	5,521	5,652
Non-farm & non-residential	20,630	29,029
Agricultural	1,982	2,194
Consumer	189	379
Total	$44,965	$56,751

Activity in the allowance for loan losses for the six month and three month periods indicated was as follows:

	Six Months Ended June 30, 2016
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$486	$—	$34	$146	$666
Real estate Construction	411	—	13	128	552
Real estate mortgage:
1-4 family residential	2,081	(64)	7	280	2,304
Multi-family residential	458	—	4	45	507
Non-farm & non-residential	1,213	—	273	(328)	1,158
Agricultural	678	—	23	100	801
Consumer	525	(163)	70	118	550
Other	60	(499)	440	49	50
Unallocated	609	—	—	62	671
	$6,521	$(726)	$864	$600	$7,259

	Three Months Ended June 30, 2016
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$508	$—	$3	$155	$666
Real estate construction	876	—	7	(331)	552
Real estate mortgage:
1-4 family residential	2,176	(52)	2	178	2,304
Multi-family residential	472	—	1	34	507
Non-farm & non-residential	1,181	—	7	(30)	1,158
Agricultural	727	—	12	62	801
Consumer	531	(53)	13	59	550
Other	60	(196)	143	43	50
Unallocated	616	—	—	55	671
	$7,147	$(301)	$188	$225	$7,259

	Six Months Ended June 30, 2015
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$339	$(25)	$-	$85	$399
Real estate Construction	446	-	2	28	476
Real estate mortgage:
1-4 family residential	1,829	(152)	5	125	1,807
Multi-family residential	495	(94)	2	39	442
Non-farm & non-residential	813	-	-	261	1,074
Agricultural	998	(242)	12	(190)	578
Consumer	520	(163)	27	150	534
Other	32	(493)	409	107	55
Unallocated	540	-	-	45	585
	$6,012	$(1,169)	$457	$650	$5,950

	Three Months Ended June 30, 2015
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$340	$-	$-	$59	$399
Real estate Construction	438	-	-	38	476
Real estate mortgage:
1-4 family residential	1,825	(120)	2	100	1,807
Multi-family residential	499	(94)	2	35	442
Non-farm & non-residential	1,030	-	-	44	1,074
Agricultural	723	0	11	(156)	578
Consumer	497	(82)	12	107	534
Other	34	(251)	200	72	55
Unallocated	534	-	-	51	585
	$5,920	$(547)	$227	$350	$5,950

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	6/30/2016	12/31/2015

Commercial	$—	$4
Real estate mortgage:
Construction	—	8
1-4 family residential	1,837	2,039
Non-farm & non-residential	174	667
Agricultural	282	418
	$2,293	$3,136

There was no associated allowance for loan losses as of June 30, 2016 or December 31, 2015 for purchased credit impaired loans.  The contractual principal balance of these loans was $3.2 million at June 30, 2016 and $4.2 million at December 31, 2015.

Accretable yield, or income expected to be collected, is as follows.  There was no accretion recorded in income related to purchased credit impaired loans for the three months or six months ended June 30, 2015.

	Three Months Ended	Six Months Ended
	6/30/2016	6/30/2016

Balance, beginning of period	$339	$408
New loans purchased	—	—
Accretion of income	111	180
Balance, end of period	$228	$228

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.3 million as of June 30, 2016 and $2.3 million at December 31, 2015) in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015:

	Individually	Collectively	Purchased
As of June 30, 2016	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$666	$—	$666
Real estate construction	16	536	—	552
Real estate mortgage:
1-4 family residential	127	2,177	—	2,304
Multi-family residential	—	507	—	507
Non-farm & non-residential	46	1,112	—	1,158
Agricultural	427	374	—	801
Consumer	—	550	—	550
Other	—	50	—	50
Unallocated	—	671	—	671
	$616	$6,643	$—	$7,259
Loans:
Commercial	$—	$72,450	$—	$72,450
Real estate construction	180	31,017	—	31,197
Real estate mortgage:
1-4 family residential	1,301	239,243	1,918	242,462
Multi-family residential	—	39,082	—	39,082
Non-farm & non-residential	2,141	177,930	658	180,729
Agricultural	4,611	63,219	406	68,236
Consumer	—	18,894	—	18,894
Other	—	227	—	227
	$8,233	$642,062	$2,982	$653,277

	Individually	Collectively	Purchased
As of December 31, 2015	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$486	$—	$486
Real estate construction	—	411	—	411
Real estate mortgage:
1-4 family residential	128	1,953	—	2,081
Multi-family residential	—	458	—	458
Non-farm & non-residential	181	1,032	—	1,213
Agricultural	339	339	—	678
Consumer	—	525	—	525
Other	—	60	—	60
Unallocated	—	609	—	609
	$648	$5,873	$—	$6,521
Loans:
Commercial	$—	$55,924	$5	55,929
Real estate construction	835	28,474	11	29,320
Real estate mortgage:
1-4 family residential	1,454	226,523	2,744	230,721
Multi-family residential	—	38,281	—	38,281
Non-farm & non-residential	2,882	179,913	897	183,692
Agricultural	4,298	61,921	563	66,782
Consumer	—	18,880	—	18,880
Other	—	516	—	516
Total	$9,469	$610,432	$4,220	$624,121

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2016 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$238	$238	$—	$304	$4	$4
Agricultural	654	654	—	393	25	25

With an allowance recorded:
Real estate mortgage:
Construction	180	180	16	689	20	20
1-4 family residential	1,063	1,063	127	1,067	27	27
Non-farm & non-residential	2,141	2,141	46	2,070	41	41
Agricultural	3,957	3,957	427	3,689	—	—
Total	$8,233	$8,233	$616	$8,212	$117	$117

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the six months ended June 30, 2015:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$1,524	$42	$42
Agricultural	362	27	27

With an allowance recorded:
Real estate mortgage:
1-4 family residential	556	10	10
Multi-family residential	119	—	—
Non-farm & non-residential	2,940	59	59
Agricultural	5,215	—	—

Total	$10,716	$138	$138

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2015 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate construction	$835	$835	$—	$820	$29	$29
Real estate mortgage:
1-4 family residential	370	370	—	1,493	15	15
Non-farm & non-residential	—	—	—	68	—	—
Agricultural	469	469	—	335	14	14

With an allowance recorded:
Real estate mortgage
1-4 family residential	1,083	1,083	128	1,916	6	6
Multi-family residential	—	—	—	24	—	—
Non-farm & non-residential	2,882	2,882	181	2,885	29	29
Agricultural	3,830	3,830	339	4,379	—	—

Total	$9,469	$9,469	$648	$11,920	$93	$93

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ending June 30, 2016
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized

With no related allowance recorded:

Real estate mortgage:	$
1-4 family residential	947	40	2
Agricultural	292	47	3

With an allowance recorded:
Real estate mortgage:
Construction	2,394	—	32
1-4 family residential	720	1	5
Non-farm & non-residential	2,070	23	18
Agricultural	3,957	—	—
Total	$8,849	$60	$60

	Three Months Ending June 30, 2015
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:

Real estate mortgage:
1-4 family residential	$1,476	$28	$28
Agricultural	322	17	17

With an allowance recorded:
Real estate mortgage:
1-4 family residential	556	5	5
Multi-family residential	47	—	—
Non-farm & non-residential	2,931	30	30
Agricultural	4,025	—	—
Total	$9,357	$80	$80

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of June 30, 2016 and December 31, 2015:

		Loans Past Due
		Over 90 Days
As of June 30, 2016		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$—	$—	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,165	186	461
Multi-family residential	126	—	—
Non-farm & non-residential	78	390	1,752
Agricultural	4,251	23	—
Consumer	8	15	—

Total	$5,628	$614	$2,213

Loans included in totals above acquired from Madison Financial Corporation	$642	$—	$—

		Loans Past Due
		Over 90 Days
As of December 31, 2015		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$6	$—	$—
Real estate construction	145	365	—
Real estate mortgage:
1-4 family residential	1,531	471	468
Multi-family residential	—	—	—
Non-farm & non-residential	481	137	1,777
Agricultural	4,171	—	—
Consumer	17	27	—
Other	—	—	—

Total	$6,351	$1,000	$2,245

Loans included in totals above acquired from Madison Financial Corporation	$1,107	$446	$—

Nonaccrual loans secured by real estate make up 97.3% of the total nonaccrual loan balances at June 30, 2016.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of June 30, 2016 and December 31, 2015 by class of loans:

	30–59	60–89	Greater than		Total
As of June 30, 2016	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$350	$4	$—	$—	$354	$72,096
Real estate construction	—	—	—	—	—	31,197
Real estate mortgage:
1-4 family residential	1,499	357	186	1,165	3,207	239,255
Multi-family residential	—	—	—	126	126	38,956
Non-farm & non-residential	244	—	390	78	712	180,017
Agricultural	64	—	23	4,251	4,338	63,898
Consumer	63	14	15	8	100	18,794
Other	—	—	—	—	—	227

Total	$2,220	$375	$614	$5,628	$8,837	$644,440

Loans included in totals above acquired from Madison Financial Corp.	$161	$—	$—	$642	$803	$44,162

	30–59	60–89	Greater than		Total
As of December 31, 2015	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$2,323	$99	$—	$6	$2,428	$53,501
Real estate construction	—	—	365	145	510	28,810
Real estate mortgage:
1-4 family residential	1,508	264	471	1,531	3,774	226,947
Multi-family residential	—	—	—	—	—	38,281
Non-farm & non-residential	37	121	137	481	776	182,916
Agricultural	229	251	—	4,171	4,651	62,131
Consumer	50	45	27	17	139	18,741
Other	—	—	—	—	—	516

Total	$4,147	$780	$1,000	$6,351	$12,278	$611,843

Loans included in totals above acquired from Madison Financial Corp.	$5	$84	$446	$1,107	$1,642	$55,109

Troubled Debt Restructurings:

The Company has allocated $79 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2016.  The Company allocated $101 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2015.  The Company has not committed to lend additional amounts as of June 30, 2016 and December 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

During 2015, one loan which had a balance of $4 million and was classified as a troubled debt restructuring as of December 31, 2014, was placed on non-accrual and reported as such as of  June 30, 2016 and December 31, 2015.  No loans were modified as troubled debt restructurings during the first six months ended of 2016 or 2015.

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

As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of June 30, 2016		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$71,041	$1,197	$212	$—
Real estate construction	28,337	2,183	677	—
Real estate mortgage:
1-4 family residential	230,497	5,169	6,770	26
Multi-family residential	34,236	3,914	932	—
Non-farm & non-residential	175,919	3,820	990	—
Agricultural	58,804	3,732	5,697	3

Total	$598,834	$20,015	$15,278	$29

Loans included in totals above acquired from Madison Financial Corporation	$37,875	$4,148	$2,942	$—

As of December 31, 2015		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$54,392	$1,323	$215	$—
Real estate construction	26,835	1,402	1,083	—
Real estate mortgage:
1-4 family residential	216,661	6,155	7,903	—
Multi-family residential	35,221	2,916	143	—
Non-farm & non-residential	178,289	4,448	955	—
Agricultural	60,177	1,198	5,407	—

Total	$571,575	$17,442	$15,706	$—

Loans included in totals above acquired from Madison Financial Corporation	$44,367	$2,533	$3,189	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $23 thousand at June 30, 2016 and $6 thousand at December 31, 2015.

4.REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Six Months Ended
	June 30,
	2016	2015

Beginning of year	$2,347	$4,603
Additions	193	3,334
Sales	(15)	(4,727)
(Additions) subtractions to valuation allowance, net	(85)	385

End of period	$2,440	$3,595

Activity in the valuation allowance was as follows:

	Six Months Ended
	June 30,
	2016	2015

Beginning of year	$616	$1,583
Write-downs of other real estate, net	85	227
Reductions from sale	—	(612)

End of Period	$701	$1,198

Expenses related to foreclosed assets include:

	Six Months Ended
	June 30,
	2016	2015

Net loss on sales	$—	$59
Additions to valuation allowance, net	85	227
Operating expenses, net of rental income	58	55
Repossession expense, net	143	282

Net expenses	$143	$341

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)

Net loss on sales	$—	$20

Additions to valuation allowance, net	—	201
Operating expenses, net of rental income	31	36

Repossession expenses, net	31	237
For the period	$31	$257

5.EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)

Basic Earnings Per Share
Net Income	$3,919	$3,637
Weighted average common shares outstanding	2,977	2,707
Basic earnings per share	$1.31	$1.33

Diluted Earnings Per Share
Net Income	$3,919	$3,637
Weighted average common shares outstanding	2,977	2,707
Weighted average common and dilutive potential common shares outstanding	2,977	2,707
Diluted earnings per share	$1.31	$1.33

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)

Basic Earnings Per Share
Net Income	$2,082	$2,122
Weighted average common shares outstanding	2,977	2,707
Basic earnings per share	$0.70	$0.77

Diluted Earnings Per Share
Net Income	$2,082	$2,122
Weighted average common shares outstanding	2,977	2,707
Weighted average common and dilutive potential common shares outstanding	2,977	2,707
Diluted earnings per share	$0.70	$0.77

Stock options for 1,200 shares of common stock for the six and three months ended June 30, 2016 and 2,400 shares of common stock for the six and three months ended June 30, 2015 were excluded from diluted earnings per share because their impact was antidilutive.

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

Summary of activity in the stock option plan for the first six months of 2016 follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Term		Value

Outstanding, beginning of year	2,400	$30.37
Granted	—	—
Forfeited or expired	(1,200)	29.75
Exercised	—	—
Outstanding, end of year	1,200	$31.00	14.0	months	$—
Vested and expected to vest	1,200	$31.00	14.0	months	$—
Exercisable, end of period	1,200	$31.00	14.0	months	$—

As of June 30, 2016, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 50,000. There were 0 shares issued during the first six months of 2016 and 5,385 shares issued during the first six months of 2015.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were no shares forfeited during the first six months of both 2016 and 2015.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2016	12,696	$271,365	$21.37
Granted	—	—	—
Vested	(5,799)	(125,087)	21.57
Forfeited	—	—	—

Nonvested at June 30, 2016	6,897	$146,278	$21.21

As of June 30, 2016, there was $230 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 2.7 years. As June 30, 2016, no additional shares are available for issuance under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 6,170 shares issued during the first six months of 2016 and 465 shares were issued during the first six months of 2015. There were no shares forfeited during the first six months of both 2016 or 2015.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2016	6,800	$170,263	$25.04
Granted	6,170	182,941	29.65
Vested	(353)	(9,749)	27.62
Forfeited	—	—	—
Nonvested at June 30, 2016	12,617	$343,455	$27.22

As of June 30, 2016, there was $205 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of  4.3 years. As of June 30, 2016, 140,013 shares are still available for issuance.

7.REPURCHASE AGREEMENTS

Repurchase agreements totaled $26.1 million as of June 30, 2016. Of this, $20.1 million were overnight obligations and $6.0 million had terms extending through May 2020 and a weighted average life of 2.2 years. The Company pledged agency-backed securities with a carrying amount of $33.2 million to secure repurchase agreements as of June 30, 2016.

8.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5 million which had an outstanding balance of $4.7 million at June 30, 2016. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by the Company’s stock.  The maturity schedule for the term loan as of June 30, 2016 is as follows:

2016	$203
2017	420
2018	441
2019	464
2020	488
Thereafter	2,679
$4,695

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

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent third party real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans.  Such adjustments were $100 thousand for the first six months of 2016 and $14 thousand for the first six months of 2015, and $19 thousand for the three months ended June 30, 2016 and $42 thousand for the three months ended June 30, 2015, and resulted in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned (OREO) are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments were $85 thousand for the six months ended June 30, 2016 and $227 thousand for the six months ended June 30, 2015 and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at June 30, 2016 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$36,324	$—	$36,324	$—
States and municipals	95,410	—	95,410	—
Mortgage-backed - residential	134,638	—	134,638	—
Equity securities	350	350	—	—
Trading Assets	5,704	5,704	—	—
Total	$272,426	$6,054	$266,372	$—

Fair Value Measurements at December 31, 2015 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$48,863	$—	$48,863	$—
States and municipals	91,962	—	91,962	—
Mortgage-backed - residential	123,043	—	123,043	—
Equity securities	344	344	—	—
Trading Assets	5,531	5,531	—	—
Total	$269,743	$5,875	$263,868	$—

There were no transfers between level 1 and level 2 during 2016 or 2015.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2016 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real Estate Mortgage:
Construction	$164	—	—	$164
1-4 family Residential	526	—	—	526
Non-farm & non-residential	371	—	—	371
Other real estate owned, net:
Residential	1,419	—	—	1,419
Loan servicing rights	1,106	—	—	1,106

	Fair Value Measurements at December 31, 2015 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real Estate Mortgage:
Multi-family residential	540	—	—	$540
Non-farm & non-residential	285	—	—	285
Agricultural	—	—	—	—
Other real estate owned, net:
Residential	1,504	—	—	1,504
Loan servicing rights	87	—	—	87

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.1 million, which includes a valuation allowance of $109 thousand at June 30, 2016.  During the first six months of 2016, two new loans became impaired resulting in additional loan loss provision expense of $34 thousand. The total allowance for specific impaired loans decreased $32 thousand for the six months ended June 30, 2016 and decreased $301 thousand for the six months ended June 30, 2015.The total allowance for specific impaired loans decreased $399 thousand for the three months ended June 30, 2016 and decreased $101 thousand for the three months ended June 30, 2015. The decrease of $399 thousand in the allowance for specific impaired loans during the second quarter of 2016 was mostly attributed to one loan, which had a specific reserve of $350 thousand at March 31, 2016, no longer requiring a specific reserve at June 30, 2016.  This loan had no specific reserve at December 31, 2015.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1.4 million, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $701 thousand at June 30, 2016.  The Company recorded $85 thousand in write-downs of other real estate owned properties for the six months ended June 30, 2016. The Company recorded $227 thousand in net write-downs of other real estate owned properties during the six months ended June 30, 2015.  The Company recorded no write-downs of other real estate owned properties during the three months ended June 30, 2016 and $201 thousand in write-downs of other real-estate owned properties during the three months ended June 30, 2015.

Impaired loan servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $1.1 million, which is made up of the outstanding balance of $1.2 million, net of a valuation allowance of $61 thousand at June 30, 2016. For the first six months of 2016, the Company recorded net write-downs of $42 thousand and  a net recovery of prior write-downs of $34 thousand for the six months ended June 30, 2015.  For the three months ended June 30, 2016, the Company recorded net write-downs of $45 thousand.  For the three months ended June 30, 2015, the Company recorded a net recovery of $20 thousand.  At December 31, 2015, impaired loan servicing rights were carried at their fair value of $87 thousand, which is made up of the outstanding balance of $106 thousand, net of a valuation allowance of $19 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

				Range
June 30, 2016	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans

Construction	164	sales comparison	adjustment for differences between the comparable sales	1%-4%	(3)%
1-4 family	526	sales comparison	adjustment for differences between the comparable sales	0%-12%	(7)%
Non-farm & non-residential	371	sales comparison	adjustment for differences between the comparable sales	4%-44%	(23)%
Other real estate owned:
Residential	808	sales comparison	adjustment for differences between the comparable sales	10%-28%	(19)%
	611	income approach	capitalization rate	10%-10%	(10)%

Loan Servicing Rights	1,106	discounted cash flow	discount rate	9%-20%	(11)%

				Range
December 31, 2015	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	540	sales comparison	adjustment for differences between the comparable sales	1%-12%	(7)%
Non-farm & non-residential	285	sales comparison	adjustment for differences between the comparable sales	23%-31%	(27)%
Other real estate owned:
Residential	1,504	sales comparison	adjustment for differences between the comparable sales	10%-28%	(19)%
		income approach	capitalization rate	10%-10%	(10)%
Loan Servicing Rights	87	discounted cash flow	discount rate	8%-21%	(11)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2016 and December 31, 2015 are as follows:

June 30, 2016:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$16,628	$16,628	$—	$—	$16,628
Interest bearing deposits	4,829	4,829	—	—	4,829
Securities	266,722	350	266,372	—	266,722
Trading assets	5,704	5,704	—	—	5,704
Mortgage loans held for sale	1,485	—	1,532	—	1,532
Loans, net	646,018	—	—	645,250	645,250
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,641	—	1,322	2,319	3,641
Financial liabilities
Deposits	$751,396	$557,472	$195,233	$—	$752,705
Securities sold under agreements to repurchase	26,057	—	26,108	—	26,108
FHLB advances	99,617	—	98,366	—	98,366
Note payable	4,695		5,273		5,273
Subordinated debentures	7,217	—	—	7,208	7,208
Interest payable	693	—	623	70	693

December 31, 2015:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$28,048	$28,048	$—	$—	$28,048
Interest bearing deposits	4,874	4,874	—	—	4,874
Securities	264,212	344	263,868	—	264,212
Trading assets	5,531	5,531	—	—	5,531
Mortgage loans held for sale	624	—	633	—	633
Loans, net	617,600	—	—	616,206	616,206
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,681	—	1,358	2,323	3,681
Financial liabilities
Deposits	$758,981	$557,146	$203,192	$—	$760,338
Securities sold under agreements to repurchase	18,514	—	18,523	—	18,523
FHLB advances	87,833	—	82,349	—	82,349
Note payable	4,794	—	5,431	—	5,431
Subordinated debentures	7,217	—	—	7,206	7,206
Interest payable	659	—	649	10	659

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

10.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (unaudited)

(in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Six Months Ended June 30,
	2016	2015

Beginning Balance	$359	$791

Unrealized holding gains (losses) for the period, net of tax	4,226	(1,057)

Reclassification adjustment for:

Securities gains realized in income, net	277	251
Income taxes	(94)	(85)
	183	166

Net current period other comprehensive income	4,043	(1,223)

Ending balance	$4,402	$(432)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ended June 30,
	2016	2015

Beginning Balance	$2,746	$1,728

Unrealized holding gains (losses) for the period, net of tax	1,756	(2,000)

Reclassification adjustment for:

Securities gains realized in income, net	151	243
Income taxes	(51)	(83)
	100	160

Net current period other comprehensive income	1,656	(2,160)

Ending balance	$4,402	$(432)

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the six months ended June 30, 2016 and 2015:

June 30, 2016

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$277	Gain on sale of available for sale securities, net
	94	Income taxes
	183	Net income

June 30, 2015

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$251	Gain on sale of available for sale securities, net
	85	Income taxes
	166	Net income

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the three months ended June 30, 2016 and 2015:

June 30, 2016

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$151	Gain on sale of available for sale securities, net
	51	Provision for income taxes
	100	Net of tax

June 30, 2015

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$243	Gain on sale of available for sale securities, net
	83	Provision for income taxes
	160	Net of tax

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

Summary

The Company recorded net income of $3.9 million, or $1.31 basic earnings and diluted earnings per share for the first six months ended June 30, 2016 compared to $3.6 million or $1.33 basic earnings and diluted earnings per share for the six month period ended June 30, 2015.  The first six months net earnings reflect an increase of $300 thousand, or 7.8%, compared to the same time period in 2015.  The increase in net earnings is mostly attributed to an increase of $2.4 million, or 17.4%, in net interest income and an increase of $141 thousand, or 2.4%, in non-interest income.  These positive variances were partially offset by an increase of $2.0 million, or 13.5%, in non-interest expense.  Increases in both income and expense are largely attributed to the Company acquiring Madison Financial Corportion on July 24, 2015.  The earnings for the three months ended June 30, 2016 were $2.1 million or $0.70 basic and diluted earnings per share compared to $2.1 million or $0.77 basic and diluted earnings per share for the three month period ended June 30, 2015. The earnings for the three month period in 2016 reflect a decrease of 1.9% compared to the same time period in 2014.

For the six months ended June 30, 2016 and compared to the six months ended June 30, 2015, service charges increased $386 thousand, brokerage fee income increased $192 thousand and debit card interchange income increased $190 thousand.  Other income decreased $723 thousand due to the Company receiving restitution for a legal settlement in 2015.   Salaries and benefits expense increased $988 thousand, legal and professional fees increased $313 thousand and other expenses increased $335 thousand.   For the three months ended June 30, 2016 and compared to the three months ended June 30, 2015, service charges increased $173 thousand and brokerage income increased $114 thousand.  Other income decreased $687 thousand due to the Company receiving restitution for a legal settlement in 2015.  For the three months ended June 30, 2016 and compared to the three months ended June 30, 2015, salaries and benefits expense increased $412 thousand and legal and professional fees increased $220 thousand, while repossession expense decreased $206 thousand.

Return on average assets was 0.79% for the six months ended June 30, 2016 and 0.84% for the six months ended June 30, 2015. Return on average assets was 0.83% for the three months ended June 30, 2016 and 0.99% for the three months ended June 30, 2015.   Return on average equity was 8.49% for the six month period ended June 30, 2016 and 9.14% for the six month period ended June 30, 2015.  Return on average equity was 8.91% for the three month period ended June 30, 2016 and 10.64% for the three month period ended June 30, 2015.

Securities available for sale increased $2.5 million from $264.2 million at December 31, 2015 to $266.7 million at June 30, 2016.  Trading assets totaled $5.7 million at June 30, 2016 compared to $5.5 million at December 31, 2015 and includes income on the investment totaling $173 thousand during the first six months of 2016 compared to $30 thousand for the six months ended June 30, 2015.  Income (loss) on the trading account totaled $91 thousand for the three months ended June 30, 2016 compared to ($9) thousand for the three months ended June 30, 2015.

Gross Loans increased $29.2 million from $624.1 million on December 31, 2015 to $653.3  million at June 30, 2016.  Loans acquired with Madison Financial Corporation had outstanding loan balances of $45.0 million at June 30, 2016.

The overall increase in loan balances from December 31, 2015 to June 30, 2016 is comprised of the following: an increase of $11.7 million in 1-4 family residential loans, an increase of $16.5 million in commercial loans, an increase of $1.9 million in real-estate construction loans, an increase of $1.5 million in agricultural loans, an increase of $801 thousand in multi-family residential loans, offset by a decrease of $3.0 million in non-farm and non-residential loans and a decrease of $275 thousand in consumer and other loans.

Total deposits decreased from $759.0 million on December 31, 2015 to $751.4 million on June 30, 2016, a decrease of $7.6 million.  Non-interest bearing demand deposit accounts decreased $3.6 million from December 31, 2015 to June 30, 2016 while time deposits $250 thousand and over increased $6.7 million and other interest bearing deposit accounts decreased $10.7 million from December 31, 2015 to June 30, 2016.

Public fund account balances decreased $13.2 million from December 31, 2015 to June 30, 2016.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank increased $11.8 million from December 31, 2015 to June 30, 2016 and  repurchase agreements increased $7.5 million from December 31, 2015 to June 30, 2016.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $16.0 million for the six months ended June 30, 2016 compared to $13.6 million for the six months ended June 30, 2015, an increase of 17.4%.   Net interest income was $8.0 million for the three months ended June 30, 2016 compared to $6.9 million for the three months ended June 30, 2015, an increase of 16.3%.

The interest spread, excluding tax equivalent adjustments, was 3.37% for the first six months of 2016 compared to 3.35% for the first six months of 2015.  For the first six months in 2016, the yield on assets remained unchanged from 3.86% in 2015, excluding tax equivalent adjustments.  The yield on loans decreased 3 basis points compared to the six months ended June 30, 2015 from 4.68% to 4.65% for the six months ended June 30, 2016.  The yield on securities, excluding tax equivalent adjustments, increased 3 basis points during the first six months of 2016 compared to 2015 from 2.30% in 2015 to 2.33% in 2016.  The cost of liabilities was 0.49% for the first six months in 2016 compared to 0.50% in 2015.  The acquisition of Madison Financial on July 24, 2015 significantly resulted in larger average balances on our balance sheet.  Year to date average loans, excluding overdrafts, increased $96.4 million, or 17.9% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Loan interest income increased $2.2 million during the first six months of 2016 compared to the first six months of 2015.  Year to date average total deposits increased from June 30, 2015 to June 30, 2016, up $104.8 million or 15.7%.  Year to date average interest bearing deposits increased $79.4 million, or 16.4%, from June 30, 2015 to June 30, 2016.  Deposit interest expense increased $133 thousand for the first six months of 2016 compared to the same period in 2015.  Year to date average borrowings, including repurchase agreements, increased $17.0 million, or 15.8% from June 30, 2015 to June 30, 2016.  Interest expense on borrowed funds, including repurchase agreements, increased $117 thousand for the first six months of 2016 compared to the same period in 2015.

The volume rate analysis for the six months ended June 30, 2016 indicates that $2.2 million of the increase in interest income is attributable to an increase in loan volume and $265 thousand of the increase in interest income is attributable to an increase in the volume of our security portfolio.  Further, an increase in loan rates caused an increase of $3 thousand in interest income and an increase in rates in our security portfolio contributed an increase of $25 thousand in interest income.  The net effect to interest income was an increase of $2.6 million for the first six months of 2016 compared to the same time period in 2015.

Also based on the following volume rate analysis for the six months ended June 30, 2016, an increase in demand deposit interest rates resulted in $92 thousand additional interest expense while decreases in interest rates paid for time deposits resulted in a reduction of $177 thousand in interest expense and a decrease in rates paid for Federal Home Loan Bank borrowings resulted in savings of $57 thousand in interest expense.  The change in volume in deposits and borrowings was responsible for a $379 thousand increase in interest expense, of which an increase in time deposits resulted in an increase of $171 thousand in interest expense and an increase in repurchase agreements and other borrowings resulted in an increase of $171 thousand in interest expense.  The net effect to interest expense was an increase of $250 thousand.  As a result, the increase in net interest income for the first six months in 2016 is mostly attributed to growth in the Company’s loan and security portfolios.

The volume rate analysis for the three months ended June 30, 2016 indicates that $1.0 million of the increase in net interest income is attributable to growth in the Company’s balance sheet and $94 thousand is attributed to changes in rates.

Changes in Interest Income and Expense

	Six Months Ended
	2016 vs. 2015
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$2,244	$3	$2,247
Investment Securities	265	25	290
Other	84	(3)	81
Total Interest Income	2,593	25	2,618
INTEREST EXPENSE
Deposits
Demand	43	92	135
Savings	—	4	4
Negotiable Certificates of Deposit and Other Time Deposits	171	(177)	(6)
Securities sold under agreements to repurchase and other borrowings	130	9	139
Federal Home Loan			—
Bank advances	35	(57)	(22)
Total Interest Expense	379	(129)	250
Net Interest Income	$2,214	$154	$2,368

	Three Months Ended
	2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change

INTEREST INCOME
Loans	$1,165	$(88)	$1,077
Investment Securities	158	(23)	135
Other	11	28	39
Total Interest Income	1,334	(83)	1,251
INTEREST EXPENSE
Deposits
Demand	21	43	64
Savings	—	1	1
Negotiable Certificates of Deposit and Other Time Deposits	169	(172)	(3)
Securities sold under agreements to repurchase and other borrowings	74	(3)	71
Federal Home Loan	—	—	—
Bank advances	42	(46)	(4)
Total Interest Expense	306	(177)	129
Net Interest Income	$1,028	$94	$1,122

Non-Interest Income

Non-interest income increased $141 thousand for the six months ended June 30, 2016, compared to the same period in 2015, to $6.0 million.  Non-interest income decreased $336 thousand for the three months ended June 30, 2016, compared to the thee months ended June 30 2015, to $3.3 million.

As previously noted, non-interest income increased $141 thousand for the six months ended June 30, 2016 in comparison the six months ended June 30, 2015.  Decreases to non-interest income for the six month period ended June 30, 2016 compared to the six months ended June 30, 2015 include a decrease of $723 thousand in other income.

Other income was higher in 2015 due to the Company receiving $747 thousand in June 2015 for restitution related to the settlement of the pension dispute disclosed in prior filings.   Favorable variances to non-interest income for the first six months of 2016 includes an increase of $386 thousand in service charge income, an increase of $192 thousand in brokerage fee income,  an increase of $190 thousand in debit card interchange income and an increase of $150 thousand in gains on trading assets.  Decreases to non-interest income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 include a decrease of $687 thousand in other income.  Favorable variances in non-interest income for the three month period ended June 30, 2015 compared to the same time period in 2015 includes a gain of $173 thousand in service charge income, an increase of $114 thousand in brokerage fee income and an increase of $108 thousand in gains on trading assets.

The gain on the sale of mortgage loans decreased from $768 thousand during the first six months of 2015 to $756 thousand during the first six months of 2016, a decrease of $12 thousand.  For the three months ended June 30, the gain on the sale of mortgage loans increased from $441 thousand in 2015 to $457 thousand in 2016.

The volume of loans originated to sell during the first six months of 2016 decreased $649 thousand compared to the same time period in 2015.  The volume of loans originated to sell the during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 increased $1.0 million.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization and impairment expense, was $49 thousand for the six months ended June 30, 2016 compared to $108 thousand for the six months ended June 30, 2015, a decrease of $59 thousand.  Loan service fee income, net of amortization and impairment expense, was $(2) thousand for the three months ended June 30, 2016 compared to $55 thousand for the three months ended June 30, 2015, a decrease of $57 thousand.  During the first six months of 2016, the market value adjustment to the carrying value of the mortgage servicing right was a net write-down of $42 thousand, as the fair value of this asset decreased.  During the first six months of 2015, the market value adjustment to the carrying value of the mortgage servicing right asset was a positive valuation adjustment of $34 thousand as the fair value of the mortgage servicing asset increased.  For the three months ended June 30, 2016, the market value adjustment to the carrying value of the mortgage serving right asset was a net write-down of $45 thousand compared to a positive valuation adjustment of $20 thousand during the second quarter of 2015.

Non-Interest Expense

Total non-interest expense increased $2.0 million for the six month period ended June 30, 2016 compared to the same period in 2015.  Total non-interest expense increased $900 thousand for the three month period ended June 30, 2016 compared to the three months ended June 30, 2015.

For the comparable six month periods, salaries and employees benefits expense increased $988 thousand, an increase of 12.4%.  The number of full-time employee equivalent employees increased from 228 at June 30, 2015 to 246 at June 30, 2016, an increase of 18 full-time employee equivalent employees.  The increase in the number of employees is largely attributed to the Company acquiring Madison Financial Corporation on July 24, 2015.  For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, salaries and employee benefits expense increased $412 thousand, or 9.9%.

Occupancy expense increased $71 thousand to $1.9 million for the first six months of 2016 compared to the same time period in 2015.  Building rent expense increased $56 thousand due to acquiring Madison Financial Corporation on July 24, 2015.  The acquisition provided the Company three additional branches in Richmond, KY, all of which are leased.  Depreciation expense increased $25 thousand for the six months ended June 30, 2016 compared to June 30, 2015.  Expenses incurred for assets with a cost of less than one thousand decreased $74 thousand during the first six months of 2016 compared to the first six months of 2015.  This decrease is attributed to purchasing additional equipment during the first quarter of 2015 which resulted in additional expense. Occupancy expense increased $85 thousand to $939 thousand for the three months ended June 30, 2016 compared to the comparable three months in 2015.

Legal and professional fees increased $313 thousand for the six months ended June 30, 2016 compared to the first six months in 2015 and increased $220 thousand for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Debit card expenses increased $138 thousand for the six months ended June 30, 2016 compared to the first six months of 2015 due to increased volume and increased $75 thousand for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The increase in debit card expense is attributed to an increase in debit card interchange activity which also resulted in increases in debit card interchange income as shown on the income statement.   Repossession expenses decreased $139 thousand for the first six months ended June 30, 2016 compared to the same time period in 2015 and decreased $206 thousand for the three month period ended June 30, 2016 compared to the three months ended June 30, 2015.  Repossession expenses are reported net of rental income earned on repossessed properties.  Net repossession expenses were lower during the first six months of 2016 when compared to 2015 due to net write-downs totaling $85 thousand in 2016 compared to net write-downs of $227 thousand in 2015.

Income Taxes

The effective tax rate for the six months ended June 30, 2016 was 12.7% compared to 7.8% in 2015.  The effective tax rate for the three months ended June 30, 2016 was 14.6% compared to 12.6% in 2015.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.  The Company also has a captive insurance subsidiary which contributes to reducing taxable income.  Income tax expense increased $266 thousand for the six months ended June 30, 2016 compared to the first six months in 2015.  Income tax expense increased largely due to an increase of $548 thousand in income before tax expense.  Tax-exempt interest income increased $229 thousand for the first six months of 2016 compared to the first six months of 2015.  Further, for the first six months of 2016, the Company had tax credits totaling $204 thousand for investments made in low income housing projects which represented a decrease of $102 thousand compared to similar tax credits for the first six months of 2015.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the six months ended June 30, 2016, the Company averaged $90.1 million in tax free securities and $37.2 million in tax free loans.  As of June 30, 2016, the weighted average remaining maturity for the tax free securities is 101 months, while the weighted average remaining maturity for the tax free loans is 153 months.

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

Cash and cash equivalents were $16.6 million as of June 30, 2016 compared to $28.0 million at December 31, 2015.  The decrease in cash and cash equivalents is attributed to a decrease of $11.1 million in cash and due from banks and a decrease of $333 thousand in federal funds sold.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $266.7 million at June 30, 2016 compared to $264.2 million at December 31, 2015.  Securities classified as trading assets totaled $5.7 million at June 30, 2016 compared to $5.5 million at December 31, 2015.

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

For the first six months of 2016, deposits decreased $7.6 million compared to December 31, 2015.  The Company’s borrowed funds from the Federal Home Loan Bank increased $11.8 million from December 31, 2015 to June 30, 2016 and total repurchase agreements increased $7.5 million from December 31, 2015 to June 30, 2016.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of June 30, 2016, we have sufficient collateral to borrow an additional $61 million from the Federal Home Loan Bank.  In addition, as of June 30, 2016, $61 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $287 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier 1 Capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of June 30, 2016 and December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method of calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.

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

The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer was 0.625% at June 30, 2016.  The final rule became effective for the Bank on January 1, 2016.  In accordance with the final rule, the capital conservation buffer requirement is being phased in beginning January 1, 2016 and will continue through January 1, 2019, when the full capital conservation buffer requirement will be effective. The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2016
Consolidated
Total Capital (to Risk-Weighted Assets)	$91,500	13.6%	$53,798	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	84,152	12.5	40,348	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	77,152	11.5	30,261	4.5	N/A	N/A
Tier I Capital (to Average Assets)	84,152	8.5	39,432	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$93,225	13.9%	$53,758	8.0%	$67,197	10.0%
Tier I Capital (to Risk-Weighted Assets)	85,877	12.8	40,318	6.0	53,758	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	85,877	12.8	30,239	4.5	43,678	6.5
Tier I Capital (to Average Assets)	85,877	8.7	39,333	4.0	49,166	5.0

December 31, 2015
Consolidated
Total Capital (to Risk-Weighted Assets)	$88,456	13.3%	$53,025	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	81,849	12.4	39,769	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	74,849	11.3	29,827	4.5	N/A	N/A
Tier I Capital (to Average Assets)	81,849	8.6	38,232	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$90,855	13.7%	$52,981	8.0%	$66,227	10.0%
Tier I Capital (to Risk-Weighted Assets)	84,248	12.7	39,736	6.0	52,981	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	84,248	12.7	29,802	4.5	43,047	6.5
Tier I Capital (to Average Assets)	84,248	8.9	38,124	4.0	47,654	5.0

Non-Performing Assets

As of June 30, 2016, our non-performing assets totaled $10.9 million or 1.10% of assets compared to $11.9 million or 1.23% of assets at December 31, 2015 (See table below.)  The Company experienced a decrease of $723 thousand in non-accrual loans from December 31, 2015 to June 30, 2016.  As of June 30, 2016, non-accrual loans include$ 4.1 million in loans secured by farmland,  $1.2 million in loans secured by 1-4 family properties, $78 thousand in loans secured by non-farm and non-residential properties, $126 thousand in loans secured by multi-family residential loans, $142 thousand in agricultural production loans and $8 thousand in consumer loans.  Loans secured by real estate composed 97.3% of the non-performing loans as of June 30, 2016 and 96.5% as of December 31, 2015.  Forgone interest income on non-accrual loans totaled $108 thousand for the first six months of 2016 compared to forgone interest of $18 thousand for the same time period in 2015.  Accruing loans that are contractually 90 days or more past due as of June 30, 2016 totaled $614 thousand compared to $1.0 million at December 31, 2015, a decrease of $386 thousand.

Total nonperforming and restructured loans decreased $1.1 million from December 31, 2015 to June 30, 2016.  The decrease in non-performing loan balances contributed to the decrease in the ratio of nonperforming and restructured loans to loans which decreased 25 basis points to 1.29% from December 31, 2015 to June 30, 2016.

In addition, the amount the Company has recorded as other real estate owned increased $93 thousand from December 31, 2015 to June 30, 2016.  As of June 30, 2016, the amount recorded as other real estate owned totaled $2.4 million compared to $2.3 million at December 31, 2015.  During the first six months of 2016, $235 thousand in loan balances were foreclosed upon and added to other real estate properties while $15 thousand in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 55% at December 31, 2015 to 67% at June 30, 2016.

Nonperforming and Restructured Assets

	6/30/2016	12/31/2015
	(in thousands)

Non-accrual Loans	$5,628	$6,351
Accruing Loans which are Contractually past due 90 days or more	614	1,000
Accruing Troubled Debt Restructurings	2,213	2,245
Total Nonperforming and Restructured Loans	8,455	9,596
Other Real Estate	2,440	2,347
Total Nonperforming and Restructured Loans and Other Real Estate	$10,895	$11,943
Nonperforming and Restructured Loans as a Percentage of Loans	1.29%	1.54%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	1.10%	1.23%
Allowance as a Percentage of Period-end Loans	1.11%	1.04%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	67%	55%

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

Provision for Loan Losses

The loan loss provision for the first six months of 2016 was $600 thousand compared to $650 thousand for the first six months of 2015.  The loan loss provision for the first three months of 2016 was $225 thousand compared to $350 thousand for the first three months of 2015.   The decrease in the total loan loss provision during the first six months of 2016 compared to the same time period in 2015 is attributed to improved loan quality in the Bank’s loan portfolio and, during the first quarter of 2016, the Company recovered $259 thousand for a loan that was charged off in a prior year.  This recovery of a prior charge-off resulted in increasing the allowance for loan losses by $259 thousand with no additional provision for loan loss expense.

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

Nonperforming loans and restructured loans decreased $1.1 million from December 31, 2015 to $8.5 million at June 30, 2016.  The Company recorded net recoveries of $138 thousand for the six months ended June 30, 2016 compared to net charge-offs of $712 thousand for the six months ended June 30, 2015.  During the first quarter of 2016, the Company recorded a recovery of $259 for one loan which was charged-off in a prior year.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Six Months Ended June 30,
	(in thousands)
	2016	2015

Balance at Beginning of Period Amounts Charged-off:	$6,521	$6,012
Commercial	—	25
1-4 family residential	64	152
Multi-family residential	—	94
Agricultural	—	242
Consumer and other	662	656
Total Charged-off Loans	726	1,169
Recoveries on Amounts Previously Charged-off:
Commercial	34	—
Real Estate Construction	13	2
1-4 family residential	7	5
Multi-family residential	4	2
Non-farm & non-residential	273	—
Agricultural	23	12
Consumer and other	510	436
Total Recoveries	864	457
Net Charge-offs (Recoveries)	(138)	712
Provision for Loan Losses	600	650
Balance at End of Period	7,259	5,950
Loans
Average	636,852	540,316
At June 30,	653,277	546,085
As a Percentage of Average Loans:
Net Charge-offs for the period	(0.02)%	0.13%
Provision for Loan Losses for the period	0.09%	0.12%
Allowance as a Multiple of Net Charge-offs annualized	(26.3)	4.2

	Three Months Ended June 30,
	(in thousands)
	2016	2015

Balance at Beginning of Period Amounts Charged-off:	$7,147	$5,920
Commercial	—	—
1-4 family residential	52	120
Multi-family residential	—	94
Agricultural	—	—
Consumer and other	249	333
Total Charged-off Loans	301	547
Recoveries on Amounts Previously Charged-off:
Commercial	3	—
Real Estate Construction	7	—
1-4 family residential	2	2
Multi-family residential	1	2
Non-farm & non-residential	7	—
Agricultural	12	11
Consumer and other	156	212
Total Recoveries	188	227
Net Charge-offs	113	320
Provision for Loan Losses	225	350
Balance at End of Period	7,259	5,950
Loans
Average	646,788	543,634
At June 30,	653,277	546,085
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	0.02%	0.06%
Provision for Loan Losses for the period	0.03%	0.06%
Allowance as a Multiple of Net Charge-offs annualized	16.1	4.6

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

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The primary tools used by management are interest rate shock and economic value of equity (EVE) simulations.  The Company has $5.7 million in market risk sensitive instruments which are held for trading purposes.  These assets are held for a minimal period of time and are used to generate profits on short-term differences in price while earning interest for the time they are held.

Using interest rate shock simulations, the following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates on the Company’s interest earning assets and interest bearing liabilities.

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of June 30, 2016, the projected percentage changes are within limits approved by our Board of Directors (“Board”).

Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is slightly lower in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of June 30, 2016 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (7/16 - 7/17)
Net interest income	$31,429	$32,294	$32,412	$32,314
Net interest income dollar change	(865)	N/A	118	20
Net interest income percentage change	(2.7)%	N/A	0.4%	0.1%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of June 30, 2015 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (7/15 - 7/16)
Net interest income	$26,878	$27,629	$27,713	$27,663
Net interest income dollar change	(750)	N/A	84	35
Net interest income percentage change	(2.7)%	N/A	0.3%	0.1%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

Projections from June 30, 2016 and June 30, 2015, year one reflected a decline in net interest income of 2.7% with a 100 basis point decline.  The 100 basis point increase in rates reflected a 0.4% increase in net interest income in 2016 compared to an increase of 0.3% in 2015.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the June 30, 2016, balance sheet, a 100 basis point increase in rates results in a 12.4% decrease in EVE.  A 100 basis point decrease in rates results in a 1.5% decrease in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

4/1/16-4/30/16	—	$—	—	81,756	shares

5/1/16-5/31/16	1,250	27.20	1,250	80,506	shares

6/1/16-6/30/16	1,126	27.38	1,126	79,380	shares

Total	2,376	$27.29	2,376	79,380	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through June 30, 2016, 320,620 shares have been purchased.

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

3.1

Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and filed May 15, 2000.

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated and filed November 21, 2007.

3.3

Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report of Form 10-K for the period ended December 31, 2005 and filed March 29, 2006.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 12, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2016,and December 31, 2015, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the six months and three months ended June 30, 2016 and June 30, 2015, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY BANCSHARES, INC.

Date	8/12/16	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	8/12/16	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer