Form 10-Q
period 2016-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2016-11-14
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2016

or

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

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of October 31, 2016:  2,982,952.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share amounts)

	9/30/2016	12/31/2015
ASSETS
Cash and due from banks	$16,558	$26,546
Federal funds sold	551	1,502
Cash and cash equivalents	17,109	28,048
Interest bearing time deposits	5,029	4,874
Securities available for sale	255,618	264,212
Trading Assets	5,696	5,531
Loans held for sale	2,899	624
Loans	659,970	624,121
Allowance for loan losses	(7,405)	(6,521)
Net loans	652,565	617,600
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	1,838	2,347
Assets held for sale	969	—
Bank premises and equipment, net	15,295	16,597
Interest receivable	3,687	3,681
Mortgage servicing rights	1,206	1,277
Goodwill	14,001	14,001
Other intangible assets	572	773
Other assets	7,624	8,085
Total assets	$991,142	$974,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$217,869	$209,289
Time deposits, $250,000 and over	67,576	61,199
Other interest bearing	448,753	488,493
Total deposits	734,198	758,981
Repurchase agreements	23,551	18,514
Federal funds purchased	10,517	—
Short-term Federal Home Loan Bank advances	10,000	—
Long-term Federal Home Loan Bank advances	96,173	87,833
Note payable	4,194	4,794
Subordinated debentures	7,217	7,217
Interest payable	740	659
Other liabilities	8,168	7,273
Total liabilities	894,758	885,271

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,985,952 and 2,989,205 shares issued and outstanding at September 30, 2016 and December 31, 2015	20,657	20,730
Retained earnings	72,125	68,324
Accumulated other comprehensive income	3,602	359
Total stockholders’ equity	96,384	89,413
Total liabilities and stockholders’ equity	$991,142	$974,684

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
INTEREST INCOME:
Loans, including fees	$7,630	$7,094	$22,432	$19,649
Securities
Taxable	782	755	2,555	2,180
Tax exempt	649	663	1,967	2,029
Trading assets	44	44	117	127
Other	101	85	319	222
Total interest income	9,206	8,641	27,390	24,207
INTEREST EXPENSE:
Deposits	555	520	1,667	1,499
Repurchase agreements	30	36	83	83
Federal Home Loan Bank advances	428	388	1,205	1,187
Note payable	57	39	177	39
Subordinated debentures	70	60	198	175
Total interest expense	1,140	1,043	3,330	2,983
Net interest income	8,066	7,598	24,060	21,224
Provision for loan losses	175	375	775	1,025
Net interest income after provision	7,891	7,223	23,285	20,199
NON-INTEREST INCOME:
Service charges	1,401	1,215	3,782	3,210
Loan service fee income, net	(26)	45	23	153
Trust department income	272	252	796	788
Gain on sale of available for sale securities, net	40	159	317	410
Gain (loss) on trading assets	(52)	37	48	(16)
Gain on sale of loans	533	404	1,289	1,172
Brokerage income	168	189	602	431
Debit card interchange income	699	649	2,053	1,813
Bargain purchase gain	—	141	—	141
Other	201	(101)	222	780
Total other income	3,236	2,990	9,132	8,882
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,540	4,232	13,472	12,176
Occupancy expenses	974	1,101	2,831	2,887
Repossession expenses, net	79	61	222	343
FDIC Insurance	106	135	444	436
Legal and professional fees	423	212	1,314	790
Data processing	396	247	1,249	1,000
Debit card expenses	391	323	1,078	872
Amortization expense of intangible assets, excluding mortgage servicing right	45	85	201	146
Advertising and marketing	225	275	675	700
Taxes other than payroll, property and income	282	269	836	728
Telephone	77	85	262	230
Postage	88	95	278	266
Loan fees	64	67	155	264
Acquisition expense	—	858	—	858
Other	1,064	524	2,536	1,798
Total other expenses	8,754	8,569	25,553	23,494
Income before taxes	2,373	1,644	6,864	5,587
Income taxes	8	103	580	409
Net income	$2,365	$1,541	$6,284	$5,178
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	(800)	1,989	3,243	766
Comprehensive Income	$1,565	$3,530	$9,527	$5,944
Earnings per share
Basic	$0.79	$0.52	$2.10	$1.85
Diluted	0.79	0.52	2.10	1.85
Dividends per share	0.27	0.26	0.81	0.78

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Shares	Amount	Earnings	Income	Equity
Balances, January 1, 2016	2,989,205	$20,730	$68,324	$359	$89,413
Common stock issued (including employee stock grants of 6,170 shares and director stock awards of 1,352 shares), net of 999 shares forfeited	6,523	49	—	—	49
Stock compensation expense	—	117	—	—	117
Common stock purchased and retired	(9,776)	(239)	(57)	—	(296)
Other comprehensive income				3,243	3,243
Net income	—	—	6,284	—	6,284
Dividends declared - $0.81 per share	—	—	(2,426)	—	(2,426)
Balances, September 30, 2016	2,985,952	$20,657	$72,125	$3,602	$96,384

(1)	Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)
	Nine Months Ended
	9/30/2016	9/30/2015
Cash Flows From Operating Activities
Net Income	$6,284	$5,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	985	1,439
Securities amortization (accretion), net	854	741
Stock based compensation expense	117	99
Provision for loan losses	775	1,025
Securities available for sale gains, net	(317)	(410)
Net change in trading assets	(165)	(110)
Originations of loans held for sale	(43,331)	(38,991)
Proceeds from sale of loans	42,345	39,419
Losses (gains) on sale of bank premises and equipment	(4)	(4)
Losses (gains) on other real estate	(163)	(5)
Gain on sale of mortgage loans	(1,289)	(1,172)
Bargain purchase gain	—	(141)
Write-downs of other real estate, net	131	252
Changes in:
Interest receivable	(6)	(280)
Other assets	461	(1,379)
Interest payable	81	82
Other liabilities	(762)	(1,659)
Net cash from operating activities	5,996	4,084
Cash Flows From Investing Activities
Acquisition of Madison Financial Corporation, net	—	3,514
Net change in interest bearing time deposits	(155)	(615)
Purchases of securities available for sale	(61,876)	(20,310)
Proceeds from sales of securities	23,888	21,579
Proceeds from principal payments, maturities and calls of securities	50,987	34,360
Net change in loans	(35,688)	(585)
Purchases of bank premises and equipment	(667)	(705)
Proceeds from the sale of bank premises and equipment	4	7
Proceeds from the sale of other real estate	734	4,812
Net cash from investing activities	(22,773)	42,057
Cash Flows From Financing Activities:
Net change in deposits	(24,783)	(39,687)
Net change in repurchase agreements	5,037	5,516
Net change in federal funds purchased	10,517	—
Proceeds from short-term Federal Home Loan Bank advances	50,000	130,000
Repayment of short-term Federal Home Loan Bank advances	(40,000)	(140,000)
Proceeds from long-term Federal Home Loan Bank advances	15,000	14,709
Repayment of long-term Federal Home Loan Bank advances	(6,660)	(7,503)
Proceeds from note payable	—	5,000
Repayment of note payable	(600)	—
Redemption of acquired preferred shares and unpaid dividends and interest	—	(6,066)
Issuance costs paid for common shares issued	—	(176)
Proceeds from issuance of common stock	49	2
Purchase of common stock	(296)	(30)
Dividends paid	(2,426)	(2,194)
Net cash from financing activities	5,838	(40,429)
Net change in cash and cash equivalents	(10,939)	5,712
Cash and cash equivalents at beginning of period	28,048	17,169
Cash and cash equivalents at end of period	$17,109	$22,881
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$3,249	$2,842
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$235	$3,394

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

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance encourages an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.  The Company does not anticipate this update will have a material impact on its Consolidated Financial Statements because almost all revenue sources are outside the scope of ASU 2014-09.

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

Accounting Standards Update (“ASU”) ASU No. 2016-09, Compensation-Stock Compensation (Topic 718)

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The amendments are intended to improve the accounting for employee shared-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect these amendments to have a material impact.

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

Accounting Standards Update (“ASU”) ASU No. 2016-15, Statement of Cash Flows (Topic 230)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flow issues. The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable.  The Company does not anticipate this update will have a material impact on its Consolidated Financial Statements.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
September 30, 2016
U. S. government agencies	$29,801	$503	$(2)	$30,302
States and political subdivisions	90,144	3,853	(8)	93,989
Mortgage-backed - residential	129,896	1,476	(393)	130,979
Equity securities	320	28	—	348
Total	$250,161	$5,860	$(403)	$255,618

December 31, 2015
U. S. government agencies	$49,012	$51	$(200)	$48,863
States and political subdivisions	89,501	2,644	(183)	91,962
Mortgage-backed - residential	124,834	210	(2,001)	123,043
Equity securities	320	24	—	344
Total	$263,667	$2,929	$(2,384)	$264,212

The amortized cost and fair value of securities at September 30, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 9.

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due after one year through five years	21,462	22,150
Due after five years through ten years	54,326	55,834
Due after ten years	44,157	46,307
	119,945	124,291
Mortgage-backed - residential	129,896	130,979
Equity	320	348
Total	$250,161	$255,618

Proceeds from sales of securities during the first nine months of 2016 and 2015 were $23.9 million and $21.6 million.  Gross gains of $317 thousand and $413 thousand and gross losses of $0 and $3 thousand were realized on those sales, respectively.  The tax provision related to these realized net gains was $108 thousand and $139 thousand, respectively.

Proceeds from sales of securities during the three months ended September 30, 2016 and September 30, 2015 were $2.5 million and $12.5 million.  Gross gains of $40 thousand and $162 thousand and gross losses of $0 thousand and $3 thousand were realized on those sales, respectively.  The tax provision related to these realized net gains was $14 thousand and $54 thousand, respectively.

Securities with unrealized losses  at September 30, 2016 and at December 31, 2015 not recognized in income are as follows:

September 30, 2016

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$4,018	$(2)	$—	$—	$4,018	$(2)
States and municipals	1,685	(8)	—	—	1,685	(8)
Mortgage-backed - residential	30,099	(131)	14,586	(262)	44,685	(393)
Total temporarily impaired	$35,802	$(141)	$14,586	$(262)	$50,388	$(403)

December 31, 2015

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$15,243	$(56)	$30,293	$(144)	$45,536	$(200)
States and municipals	10,938	(102)	4,065	(81)	15,003	(183)
Mortgage-backed - residential	77,898	(1,231)	23,488	(770)	101,386	(2,001)
Total temporarily impaired	$104,079	$(1,389)	$57,846	$(995)	$161,925	$(2,384)

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

TRADING ASSETS

The trading assets, which totaled $5.7 million at September 30, 2016 and $5.5 million at December 31, 2015, are primarily comprised of cash and cash equivalents and municipal securities which are generally held for 60 days or less.

3.LOANS

Loans at period-end are as follows:

(in thousands)

	9/30/2016	12/31/2015

Commercial	$71,388	$55,929
Real estate construction	29,536	29,320
Real estate mortgage:
1-4 family residential	246,365	230,721
Multi-family residential	40,671	38,281
Non-farm & non-residential	184,490	183,692
Agricultural	68,206	66,782
Consumer	19,149	18,880
Other	165	516
Total	$659,970	$624,121

The above loan balances include loans purchased in the Madison Financial Corporation acquisition. Loan balances acquired in the Madison Financial Corporation acquisition have no allocated allowance for loan losses.  The composition of loans acquired as of September 30, 2016 is as follows:

	9/30/2016	12/31/2015
Commercial	$1,141	$1,505
Real estate construction	402	1,616
Real estate mortgage:
1-4 family residential	12,354	16,376
Multi-family residential	5,250	5,652
Non-farm & non-residential	20,911	29,029
Agricultural	1,722	2,194
Consumer	118	379
Total	$41,898	$56,751

Activity in the allowance for loan losses for the nine month and three month periods indicated was as follows:

	Nine Months Ended September 30, 2016
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$486	$—	$37	$164	$687
Real estate Construction	411	—	15	153	579
Real estate mortgage:
1-4 family residential	2,081	(90)	8	252	2,251
Multi-family residential	458	—	7	111	576
Non-farm & non-residential	1,213	—	355	(355)	1,213
Agricultural	678	(3)	35	118	828
Consumer	525	(210)	77	163	555
Other	60	(705)	583	124	62
Unallocated	609	—	—	45	654
	$6,521	$(1,008)	$1,117	$775	$7,405

	Three Months Ended September 30, 2016
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$666	$—	$3	$18	$687
Real estate construction	552	—	2	25	579
Real estate mortgage:
1-4 family residential	2,304	(26)	1	(28)	2,251
Multi-family residential	507	—	3	66	576
Non-farm & non-residential	1,158	—	82	(27)	1,213
Agricultural	801	(3)	12	18	828
Consumer	550	(47)	7	45	555
Other	50	(206)	143	75	62
Unallocated	671	—	—	(17)	654
	$7,259	$(282)	$253	$175	$7,405

	Nine Months Ended September 30, 2015
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$339	$(30)	$-	$116	$425
Real estate Construction	446	-	6	46	498
Real estate mortgage:
1-4 family residential	1,829	(241)	8	260	1,856
Multi-family residential	495	(94)	27	12	440
Non-farm & non-residential	813	-	8	221	1,042
Agricultural	998	(242)	20	(92)	684
Consumer	520	(195)	35	196	556
Other	32	(768)	571	231	66
Unallocated	540	-	-	35	575
	$6,012	$(1,570)	$675	$1,025	$6,142

	Three Months Ended September 30, 2015
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$399	$(5)	$-	$31	$425
Real estate Construction	476	-	4	18	498
Real estate mortgage:
1-4 family residential	1,807	(89)	3	135	1,856
Multi-family residential	442	-	25	(27)	440
Non-farm & non-residential	1,074	-	8	(40)	1,042
Agricultural	578	0	8	98	684
Consumer	534	(32)	8	46	556
Other	55	(275)	162	124	66
Unallocated	585	-	-	(10)	575
	$5,950	$(401)	$218	$375	$6,142

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	9/30/2016	12/31/2015

Commercial	$—	$4
Real estate mortgage:
Construction	—	8
1-4 family residential	1,449	2,039
Non-farm & non-residential	127	667
Agricultural	258	418
	$1,834	$3,136

There was no associated allowance for loan losses as of September 30, 2016 or December 31, 2015 for purchased credit impaired loans.  The contractual principal balance of these loans was $2.8 million at September 30, 2016 and $4.2 million at December 31, 2015.

Accretable yield, or income expected to be collected, is as follows.  There was no accretion recorded in income related to purchased credit impaired loans for the three months or nine months ended September 30, 2015.

	Three Months Ended	Nine Months Ended
	9/30/2016	9/30/2016

Balance, beginning of period	$228	$408
New loans purchased	—	—
Accretion of income	107	287
Balance, end of period	$121	$121

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.5 million as of September 30, 2016 and $2.3 million at December 31, 2015) in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015:

	Individually	Collectively	Purchased
As of September 30, 2016	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$687	$—	$687
Real estate construction	—	579	—	579
Real estate mortgage:
1-4 family residential	104	2,147	—	2,251
Multi-family residential	—	576	—	576
Non-farm & non-residential	25	1,188	—	1,213
Agricultural	462	366	—	828
Consumer	—	555	—	555
Other	—	62	—	62
Unallocated	—	654	—	654
	$591	$6,814	$—	$7,405
Loans:
Commercial	$—	$71,388	$—	$71,388
Real estate construction	153	29,383	—	29,536
Real estate mortgage:
1-4 family residential	835	244,081	1,449	246,365
Multi-family residential	—	40,671	—	40,671
Non-farm & non-residential	2,046	182,317	127	184,490
Agricultural	4,344	63,604	258	68,206
Consumer	—	19,149	—	19,149
Other	—	165	—	165
	$7,378	$650,758	$1,834	$659,970

	Individually	Collectively	Purchased
As of December 31, 2015	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$486	$—	$486
Real estate construction	—	411	—	411
Real estate mortgage:
1-4 family residential	128	1,953	—	2,081
Multi-family residential	—	458	—	458
Non-farm & non-residential	181	1,032	—	1,213
Agricultural	339	339	—	678
Consumer	—	525	—	525
Other	—	60	—	60
Unallocated	—	609	—	609
	$648	$5,873	$—	$6,521
Loans:
Commercial	$—	$55,924	$4	55,929
Real estate construction	835	28,474	8	29,320
Real estate mortgage:
1-4 family residential	1,454	226,523	2,039	230,721
Multi-family residential	—	38,281	—	38,281
Non-farm & non-residential	2,882	179,913	667	183,692
Agricultural	4,298	61,921	418	66,782
Consumer	—	18,880	—	18,880
Other	—	516	—	516
Total	$9,469	$610,432	$3,136	$624,121

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2016 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
Construction	$153	$153	$—	$171	$37	$37
Agricultural	654	654	—	436	21	21

With an allowance recorded:
Real estate mortgage:
1-4 family residential	835	835	104	989	47	47
Non-farm & non-residential	2,046	2,046	25	1,983	70	70
Agricultural	3,690	3,690	462	3,868	—	—
Total	$7,378	$7,378	$591	$7,447	$175	$175

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the nine months ended September 30, 2015:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$1,867	$90	$90
Non-farm & non-residential	91
Agricultural	291	25	25

With an allowance recorded:
Real estate mortgage:
1-4 family residential	1,512	15	15
Multi-family residential	31	—	—
Non-farm & non-residential	2,795	89	89
Agricultural	4,242	7	7

Total	$10,829	$226	$226

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

The following tables present loans individually evaluated for impairment by class of loans for the three months ended September 30, 2016 and September 30, 2015:

	Three Months Ending September 30, 2016
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized

With no related allowance recorded:

Real estate mortgage:	$
Construction	167	10	10
Agricultural	654	—	—

With an allowance recorded:
Real estate mortgage:
1-4 family residential	949	17	17
Non-farm & non-residential	2,094	21	21
Agricultural	3,824	—	—
Total	$7,688	$48	$48

	Three Months Ending September 30, 2015
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:

Real estate mortgage:
1-4 family residential	$1,997	$28	$28
Agricultural	217	3	3
Non-farm & non-residential	137

With an allowance recorded:
Real estate mortgage:
1-4 family residential	1,225	5	5
Multi-family residential	—	—	—
Non-farm & non-residential	2,722	30	30
Agricultural	4,149	2	2
Total	$10,447	$68	$68

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of September 30, 2016 and December 31, 2015:

		Loans Past Due
		Over 90 Days
As of September 30, 2016		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$4	$33	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,554	73	343
Multi-family residential	126	—	—
Non-farm & non-residential	78	—	1,738
Agricultural	3,980	—	—
Consumer	30	21	—

Total	$5,772	$127	$2,081

Loans included in totals above acquired from Madison Financial Corporation	$642	$—	$—

		Loans Past Due
		Over 90 Days
As of December 31, 2015		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$6	$—	$—
Real estate construction	145	365	—
Real estate mortgage:
1-4 family residential	1,531	471	468
Multi-family residential	—	—	—
Non-farm & non-residential	481	137	1,777
Agricultural	4,171	—	—
Consumer	17	27	—

Total	$6,351	$1,000	$2,245

Loans included in totals above acquired from Madison Financial Corporation	$1,107	$446	$—

Nonaccrual loans secured by real estate make up 97.0% of the total nonaccrual loan balances at September 30, 2016.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of September 30, 2016 and December 31, 2015 by class of loans:

	30–59	60–89	Greater than		Total
As of September 30, 2016	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$20	$36	$33	$4	$93	$71,295
Real estate construction	461	—	—	—	461	29,075
Real estate mortgage:
1-4 family residential	1,460	296	73	1,554	3,383	242,982
Multi-family residential	—	—	—	126	126	40,545
Non-farm & non-residential	66	235	—	78	379	184,111
Agricultural	435	664	—	3,980	5,079	63,127
Consumer	110	27	21	30	188	18,961
Other	—	—	—	—	—	165

Total	$2,552	$1,258	$127	$5,772	$9,709	$650,261

Loans included in totals above acquired from Madison Financial Corp.	$26	$—	$—	$642	$668	$41,230

	30–59	60–89	Greater than		Total
As of December 31, 2015	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$2,323	$99	$—	$6	$2,428	$53,501
Real estate construction	—	—	365	145	510	28,810
Real estate mortgage:
1-4 family residential	1,508	264	471	1,531	3,774	226,947
Multi-family residential	—	—	—	—	—	38,281
Non-farm & non-residential	37	121	137	481	776	182,916
Agricultural	229	251	—	4,171	4,651	62,131
Consumer	50	45	27	17	139	18,741
Other	—	—	—	—	—	516

Total	$4,147	$780	$1,000	$6,351	$12,278	$611,843

Loans included in totals above acquired from Madison Financial Corp.	$5	$84	$446	$1,107	$1,642	$55,109

Troubled Debt Restructurings:

The Company has allocated $54 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2016.  The Company allocated $101 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2015.  The Company has not committed to lend additional amounts as of September 30, 2016 and December 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

During 2015, one loan which had a balance of $4 million and was classified as a troubled debt restructuring as of December 31, 2014, was placed on non-accrual and reported as such as of  September 30, 2016 and December 31, 2015.  No loans were modified as troubled debt restructurings during the first nine months ended of 2016 or 2015.

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

As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of September 30, 2016		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$70,039	$1,343	$6	$—
Real estate construction	28,944	—	592	—
Real estate mortgage:
1-4 family residential	236,354	4,916	5,095	—
Multi-family residential	37,123	2,633	915	—
Non-farm & non-residential	179,183	4,508	799	—
Agricultural	59,357	3,867	4,982	—

Total	$611,000	$17,267	$12,389	$—

Loans included in totals above acquired from Madison Financial Corporation	$38,789	$489	$2,620	$—

As of December 31, 2015		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$54,392	$1,323	$215	$—
Real estate construction	26,835	1,402	1,083	—
Real estate mortgage:
1-4 family residential	216,661	6,155	7,903	—
Multi-family residential	35,221	2,916	143	—
Non-farm & non-residential	178,289	4,448	955	—
Agricultural	60,177	1,198	5,407	—

Total	$571,575	$17,442	$15,706	$—

Loans included in totals above acquired from Madison Financial Corporation	$44,367	$2,533	$3,189	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $51 thousand at September 30, 2016 and $6 thousand at December 31, 2015.

4.REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Nine Months Ended
	September 30,
	2016	2015

Beginning of year	$2,347	$4,603
Additions	193	3,394
Acquired with Madison Financial Corporation	—	445
Sales	(571)	(6,000)
(Additions) subtractions to valuation allowance, net	(131)	942

End of period	$1,838	$3,384

Activity in the valuation allowance was as follows:

	Nine Months Ended
	September 30,
	2016	2015

Beginning of year	$616	$1,583
Write-downs of other real estate, net	131	252
Reductions from sale	—	(1,194)

End of Period	$747	$641

Expenses related to foreclosed assets include:

	Nine Months Ended
	September 30,
	2016	2015

Net (gain) loss on sales, included in other income on income statement	$(163)	$(5)
Additions to valuation allowance, net	131	252
Operating expenses, net of rental income	91	91
Repossession expense, net	222	343

Net expenses	$59	$338

	Three Months Ended
	September 30,
	2016	2015
	(in thousands)

Net (gain) loss on sales, included in other income on income statement	$(163)	$(64)

Additions to valuation allowance, net	46	25
Operating expenses, net of rental income	33	36

Repossession expenses, net	79	61
For the period	$(84)	$(3)

5.EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)

Basic Earnings Per Share
Net Income	$6,284	$5,178
Weighted average common shares outstanding	2,975	2,774
Basic earnings per share	$2.10	$1.85

Diluted Earnings Per Share
Net Income	$6,284	$5,178
Weighted average common shares outstanding	2,975	2,774
Weighted average common and dilutive potential common shares outstanding	2,975	2,774
Diluted earnings per share	$2.10	$1.85

	Three Months Ended
	September 30,
	2016	2015
	(in thousands)

Basic Earnings Per Share
Net Income	$2,365	$1,541
Weighted average common shares outstanding	2,976	2,941
Basic earnings per share	$0.79	$0.52

Diluted Earnings Per Share
Net Income	$2,365	$1,541
Weighted average common shares outstanding	2,976	2,941
Weighted average common and dilutive potential common shares outstanding	2,976	2,941
Diluted earnings per share	$0.79	$0.52

Stock options for 1,200 shares of common stock for the nine and three months ended September 30, 2016 and 2,400 shares of common stock for the nine and three months ended September 30, 2015 were excluded from diluted earnings per share because their impact was antidilutive.

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

Summary of activity in the stock option plan for the first nine months of 2016 follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Term		Value
Outstanding, beginning of year	2,400	$30.37
Granted	—	—
Forfeited or expired	(1,200)	29.75
Exercised	—	—
Outstanding, end of year	1,200	$31.00	11.0	months	$—
Vested and expected to vest	1,200	$31.00	11.0	months	$—
Exercisable, end of period	1,200	$31.00	11.0	months	$—

As of September 30, 2016, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 50,000. There were 0 shares issued during the first nine months of 2016 and 5,385 shares issued during the first nine months of 2015.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were 639 shares forfeited during the first nine months of 2016 and 153 shares were forfeited during the first nine month of 2015.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2016	12,696	$271,365	$21.37
Granted	—	—	—
Vested	(4,948)	(99,507)	20.11
Forfeited	(639)	(15,155)	23.72
Nonvested at September 30, 2016	7,109	$156,703	$22.04

As of September 30, 2016, there was $186 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 2.5 years. As September 30, 2016, no additional shares are available for issuance under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 6,170 shares issued during the first nine months of 2016 and 465 shares were issued during the first nine months of 2015. There were 360 shares forfeited during the first nine months of 2016 and 0 shares forfeited during the first nine months of 2015.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2016	6,800	$186,808	$27.47
Granted	6,170	182,941	29.65
Vested	(1,404)	(37,965)	27.04
Forfeited	(360)	(10,306)	28.63
Nonvested at September 30, 2016	11,206	$321,477	$28.69

As of September 30, 2016, there was $186 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of  4.1 years. As of September 30, 2016, 140,313 shares are still available for issuance.

7.REPURCHASE AGREEMENTS

Repurchase agreements totaled $23.6 million as of September 30, 2016. Of this, $17.6 million were overnight obligations and $6.0 million had terms extending through May 2020 and a weighted remaining average life of 1.9 years. The Company pledged agency-backed securities with a carrying amount of $30.5 million to secure repurchase agreements as of September 30, 2016.

8.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5 million which had an outstanding balance of $4.2 million at September 30, 2016. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  The maturity schedule for the term loan as of September 30, 2016 is as follows:

2016	$107
2017	441
2018	463
2019	487
2020	512
Thereafter	2,184
$4,194

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

No adjustments were made for the first nine months of 2016 and adjustments totaled $14 thousand for the first nine months of 2015, and $0 thousand for both the three months ended September 30, 2016 and September 30, 2015, and resulted in a Level 3 classification of the inputs for determining fair value.

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned (OREO) are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments were $131 thousand for the nine months ended September 30, 2016 and $372 thousand for the nine months ended September 30, 2015 and resulted in a Level 3 classification of the inputs for determining fair value.  Such adjustments were $46 thousand for the three months ended September 30, 2016 and $25 thousand for the three months ended September 30, 2015 and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at September 30, 2016 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$30,302	$—	$30,302	$—
States and municipals	93,989	—	93,989	—
Mortgage-backed - residential	130,979	—	130,979	—
Equity securities	348	348	—	—
Trading Assets	5,696	5,696	—	—
Total	$261,314	$6,044	$255,270	$—

Fair Value Measurements at December 31, 2015 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$48,863	$—	$48,863	$—
States and municipals	91,962	—	91,962	—
Mortgage-backed - residential	123,043	—	123,043	—
Equity securities	344	344	—	—
Trading Assets	5,531	5,531	—	—
Total	$269,743	$5,875	$263,868	$—

There were no transfers between level 1 and level 2 during 2016 or 2015.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real Estate Mortgage:
1-4 family Residential	417	—	—	417
Other real estate owned, net:
Residential	1,623	—	—	1,623
Loan servicing rights	1,093	—	—	1,093

	Fair Value Measurements at December 31, 2015 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real Estate Mortgage:
Multi-family residential	540	—	—	$540
Non-farm & non-residential	285	—	—	285
Agricultural	—	—	—	—
Other real estate owned, net:
Residential	1,504	—	—	1,504
Loan servicing rights	87	—	—	87

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $147 thousand, which includes a valuation allowance of $75 thousand at September 30, 2016.  At September 30, 2016, no loans which became impaired during 2016, resulted in additional loan loss provision expense for the first nine months of 2016.

Impaired loans had a carrying amount of $169 thousand at September 30, 2015, which included a valuation allowance of $34 thousand.  During the first nine months of 2015, one new loan became impaired resulting in additional loan loss provision expense of $34 thousand. The total allowance for specific impaired loans decreased $57 thousand for the nine months ended September 30, 2016 and decreased $526 thousand for the nine months ended September 30, 2015.The total allowance for specific impaired loans decreased $25 thousand for the three months ended September 30, 2016 and decreased $226 thousand for the three months ended September 30, 2015.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1.6 million, which is made up of the outstanding balance of $2.4 million, net of a valuation allowance of $747 thousand at September 30, 2016.  The Company recorded $131 thousand in write-downs of other real estate owned properties for the nine months ended September 30, 2016. The Company recorded $252 thousand in net write-downs of other real estate owned properties during the nine months ended September 30, 2015.  The Company recorded $46 thousand in write-downs of other real estate owned properties during the three months ended September 30, 2016 and $25 thousand in write-downs of other real-estate owned properties during the three months ended September 30, 2015.

Impaired loan servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $1.1 million, which is made up of the outstanding balance of $1.2 million, net of a valuation allowance of $125 thousand at September 30, 2016. For the first nine months of 2016, the Company recorded net write-downs of $106 thousand and a net recovery of prior write-downs of $43 thousand for the nine months ended September 30, 2015.  For the three months ended September 30, 2016, the Company recorded net write-downs of $64 thousand.  For the three months ended September 30, 2015, the Company recorded a net recovery of $9 thousand.  At December 31, 2015, impaired loan servicing rights were carried at their fair value of $87 thousand, which is made up of the outstanding balance of $106 thousand, net of a valuation allowance of $19 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

				Range
September 30, 2016	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	417	sales comparison	adjustment for differences between the comparable sales	0%-12%	(6)%
Other real estate owned:
Residential	808	sales comparison	adjustment for differences between the comparable sales	1%-16%	(10)%
Residential	815	income approach	capitalization rate	10%-10%	(10)%

Loan Servicing Rights	1,093	discounted cash flow	discount rate	10%-26%	(13)%

				Range
December 31, 2015	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	540	sales comparison	adjustment for differences between the comparable sales	1%-12%	(7)%
Non-farm & non-residential	285	sales comparison	adjustment for differences between the comparable sales	23%-31%	(27)%
Other real estate owned:
Residential	1,504	sales comparison	adjustment for differences between the comparable sales	10%-28%	(19)%
Loan Servicing Rights	87	discounted cash flow	discount rate	8%-21%	(11)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2016 and December 31, 2015 are as follows:

September 30, 2016:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$17,109	$17,109	$—	$—	$17,109
Interest bearing deposits	5,029	5,029	—	—	5,029
Securities	255,618	348	255,270	—	255,618
Trading assets	5,696	5,696	—	—	5,696
Loans held for sale	2,899	—	2,946	—	2,946
Loans, net	652,565	—	—	651,760	651,760
FHLB Stock	7,034	—	—	—	N/A
Assets held for sale	969	2,270	—	—	2,270
Interest receivable	3,687	—	1,215	2,472	3,687
Financial liabilities
Deposits	$734,198	$540,274	$194,605	$—	$734,879
Federal funds purchased	10,517	10,517	—	—	10,517
Securities sold under agreements to repurchase	23,551	—	23,684	—	23,684
Short-term Federal Home Loan Bank advances	10,000	—	10,000		10,000
Long-term Federal Home Loan Bank advances	96,173	—	94,688	—	94,688
Note payable	4,194		4,807		4,807
Subordinated debentures	7,217	—	—	7,210	7,210
Interest payable	740	—	670	70	740

December 31, 2015:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$28,048	$28,048	$—	$—	$28,048
Interest bearing deposits	4,874	4,874	—	—	4,874
Securities	264,212	344	263,868	—	264,212
Trading assets	5,531	5,531	—	—	5,531
Mortgage loans held for sale	624	—	633	—	633
Loans, net	617,600	—	—	616,206	616,206
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,681	—	1,358	2,323	3,681
Financial liabilities
Deposits	$758,981	$557,146	$203,192	$—	$760,338
Securities sold under agreements to repurchase	18,514	—	18,523	—	18,523
FHLB advances	87,833	—	82,349	—	82,349
Note payable	4,794	—	5,431	—	5,431
Subordinated debentures	7,217	—	—	7,206	7,206
Interest payable	659	—	649	10	659

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

10.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (unaudited)

(in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Nine Months Ended September 30,
	2016	2015

Beginning Balance	$359	$791

Unrealized holding gains (losses) for the period, net of tax	3,452	1,037

Reclassification adjustment for:

Securities gains realized in income	317	410
Income taxes	(108)	(139)
	209	271

Net current period other comprehensive income	3,243	766

Ending balance	$3,602	$1,557

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ended September 30,
	2016	2015

Beginning Balance	$4,402	$(432)

Unrealized holding gains (losses) for the period, net of tax	(774)	2,094

Reclassification adjustment for:

Securities gains realized in income, net	40	159
Income taxes	(14)	(54)
	26	105

Net current period other comprehensive income	(800)	1,989

Ending balance	$3,602	$1,557

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the nine months ended September 30, 2016 and 2015:

September 30, 2016

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$317	Gain on sale of available for sale securities, net
	108	Income taxes
	209	Net income

September 30, 2015

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$410	Gain on sale of available for sale securities, net
	139	Income taxes
	271	Net income

The following is significant amounts reclassified out of each component of accumulated other comprehensive Income (Loss) for the three months ended September 30, 2016 and 2015:

September 30, 2016

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$40	Gain on sale of available for sale securities, net
	14	Provision for income taxes
	26	Net of tax

September 30, 2015

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$159	Gain on sale of available for sale securities, net
	54	Provision for income taxes
	105	Net of tax

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

Summary

The Company recorded net income of $6.3 million, or $2.10 basic earnings and diluted earnings per share for the first nine months ended September 30, 2016 compared to $5.2 million or $1.85 basic earnings and diluted earnings per share for the nine month period ended September 30, 2015.  The first nine months net earnings reflect an increase of $1.1 million, or 21.4%, compared to the same time period in 2015.  The increase in net earnings is mostly attributed to an increase of $2.8 million, or 13.4%, in net interest income, an increase of $250 thousand, or 2.8%, in non-interest income and a decrease of $250 thousand, or 24.4%, for the provision for loan losses.  These positive variances were partially offset by an increase of $2.1 million, or 8.8%, in non-interest expense.  Increases in both income and expense are largely attributed to the Company acquiring Madison Financial Corportion on July 24, 2015.

The earnings for the three months ended September 30, 2016 were $2.4 million or $0.79 basic and diluted earnings per share compared to $1.5 million or $0.52 basic and diluted earnings per share for the three month period ended September 30, 2015. The earnings for the three month period in 2016 reflect an increase of 53.5% compared to the same time period in 2015.

For the nine months ended September 30, 2016 and compared to the nine months ended September 30, 2015, service charges increased $572 thousand, brokerage fee income increased $171 thousand, debit card interchange income increased $240 thousand and gains on the sale of loans increased $117 thousand.  Other income decreased $558 thousand due to the Company receiving restitution for a legal settlement in 2015.

For the nine months ended September 30, 2016 and compared to the the nine months ended September 30, 2015, salaries and benefits expense increased $1.3 million, legal and professional fees increased $524 thousand, data processing expense increased $249 thousand, debit card expense increased $206 thousand and other expenses increased $738 thousand.  For the same nine month comparision, repossession expense decreased $121 thousand.

For the three months ended September 30, 2016 and compared to the three months ended September 30, 2015, service charges increased $186 thousand, gains on the sale of loans increased $129 thousand, and other income increased $302 thousand.  For the three months ended September 30, 2016 and compared to the three months ended September 30, 2015, salaries and benefits expense increased $308 thousand, data processing expense increased $149 thousand, legal and professional fees increased $211 thousand and other expense increased $540 thousand.  During the third quarter of 2015, the Company had additional acquisition expense of $858 for the acquision of Madison Financial Corporation on July 24, 2015.

Return on average assets was 0.84% for the nine months ended September 30, 2016 and 0.78% for the nine months ended September 30, 2015. Return on average assets was 0.94% for the three months ended September 30, 2016 and 0.66% for the three months ended September 30, 2015.   Return on average equity was 8.94% for the nine month period ended September 30, 2016 and 8.47% for the nine month period ended September 30, 2015.  Return on average equity was 9.83% for the three month period ended September 30, 2016 and 7.14% for the three month period ended September 30, 2015.

Securities available for sale decreased $8.6 million from $264.2 million at December 31, 2015 to $255.6 million at September 30, 2016.  Trading assets totaled $5.7 million at September 30, 2016 compared to $5.5 million at December 31, 2015 and includes income on the investment totaling $165 thousand during the first nine months of 2016 compared to $111 thousand for the nine months ended September 30, 2015.  Income (loss) on the trading account totaled $(8) thousand for the three months ended September 30, 2016 compared to $81 thousand thousand for the three months ended September 30, 2015.

Gross Loans increased $35.9 million from $624.1 million on December 31, 2015 to $660.0  million at September 30, 2016.  Loans acquired with Madison Financial Corporation had outstanding loan balances of $41.9 million at September 30, 2016 compared to $56.8 million at December 31, 2015.

The overall increase in loan balances from December 31, 2015 to September 30, 2016 is comprised of the following: an increase of $15.6 million in 1-4 family residential loans, an increase of $15.5 million in commercial loans, an increase of $2.4 million in multi-family residential loans, an increase of $1.4 million in agricultural loans, an increase of $798 thousand in non-farm and non-residential loans, an increase of $269 thousand in consumer loans and an increase of $216 thousand in real-estate construction loans.  Other loan balances decreased $351 thousand from December 31, 2015 to September 30, 2016.

Assets held for sale increased from $0 at December 31, 2015 to $969 thousand at September 30, 2016.  The assets held for sale balance represents assets associated with one of our existing branches expected to be sold during the fourth quarter of 2016.  These assets were included in bank premeises and equipment, net on the balance sheet at December 31, 2015.

Total deposits decreased from $759.0 million on December 31, 2015 to $734.2 million on September 30, 2016, a decrease of $24.8 million.  Non-interest bearing demand deposit accounts increased $8.6 million from December 31, 2015 to September 30, 2016 while time deposits $250 thousand and over increased $6.4 million and other interest bearing deposit accounts decreased $39.7 million from December 31, 2015 to September 30, 2016.

Public fund account balances decreased $38.1 million from December 31, 2015 to September 30, 2016.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank increased $18.3 million from December 31, 2015 to September 30, 2016, of which $10.0 million were short-term borrowings, repurchase agreements increased $5.0 million and federal funds purchased increased $10.5 million.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $24.1 million for the nine months ended September 30, 2016 compared to $21.2 million for the nine months ended September 30, 2015, an increase of 13.4%.   Net interest income was $8.1 million for the three months ended September 30, 2016 compared to $7.6 million for the three months ended September 30, 2015, an increase of 6.2%.

The interest spread, excluding tax equivalent adjustments, was 3.37% for the first nine months of 2016 compared to 3.38% for the first nine months of 2015.  For the first nine months in 2016, the yield on assets increased from 3.85% in 2015 to 3.86% in 2016, excluding tax equivalent adjustments.  The yield on loans increased two basis points compared to the nine months ended September 30, 2015 from 4.72% to 4.74% for the nine months ended September 30, 2016.  The yield on securities, excluding tax equivalent adjustments, decreased one basis point during the first nine months of 2016 compared to 2015 from 2.31% in 2015 to 2.30% in 2016.  The cost of liabilities was 0.49% for the first nine months in 2016 compared to 0.50% in 2015.  The acquisition of Madison Financial on July 24, 2015 resulted in significant larger average balances for our interest bearing assets.

Year to date average loans, excluding overdrafts, increased $82.3 million, or 14.7% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  Loan interest income increased $2.8 million during the first nine months of 2016 compared to the first nine months of 2015.  Year to date average total deposits increased from September 30, 2015 to September 30, 2016 by $86.2 million or 12.6%.  Year to date average interest bearing deposits increased $62.1 million, or 126%, from September 30, 2015 to September 30, 2016.  Deposit interest expense increased $347 thousand for the first nine months of 2016 compared to the same period in 2015.  Year to date average borrowings, including repurchase agreements, increased $13.2 million, or 11.5% from September 30, 2015 to September 30, 2016.  Interest expense on borrowed funds, including repurchase agreements, increased $62 thousand for the first nine months of 2016 compared to the same period in 2015.

The volume rate analysis for the nine months ended September 30, 2016 indicates that $2.9 million of the increase in loan interest income is attributable to an increase in loan volume and $254 thousand of the increase in securities interest income is attributable to an increase in the volume of our security portfolio.  Further, a decrease in loan rates caused a decrease of $155 thousand in interest income and an increase in rates in our security portfolio contributed an increase of $49 thousand in securities interest income.  The net effect to interest income was an increase of $3.2 million for the first nine months of 2016 compared to the same time period in 2015.

Also based on the following volume rate analysis for the nine months ended September 30, 2016, an increase in demand deposit interest rates resulted in $341 thousand additional interest expense while decreases in interest rates paid for time deposits resulted in a reduction of $335 thousand in interest expense. The change in volume in deposits and borrowings was responsible for a $325 thousand increase in interest expense, of which an increase in time deposits resulted in an increase of $131 thousand in interest expense and an increase in repurchase agreements and other borrowings resulted in an increase of $154 thousand in interest expense.  The net effect to interest expense was an increase of $345 thousand.  As a result, the increase in net interest income for the first nine months in 2016 is mostly attributed to growth in the Company’s loan and security portfolios.

The volume rate analysis for the three months ended September 30, 2016 indicates that $726 thousand of the increase in net interest income is attributable to growth in the Company’s balance sheet.  However, higher rates primarily with demand deposits,  resulted in a $256 thousand decrease in net interest income.  The net change to net interest income for the three months ended September 30, 2016 was an increase of $470 thousand.

Changes in Interest Income and Expense

	Nine Months Ended
	2016 vs. 2015
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$2,938	$(155)	$2,783
Investment Securities	254	49	303
Other	73	24	97
Total Interest Income	3,265	(82)	3,183
INTEREST EXPENSE
Deposits
Demand	26	341	367
Savings	—	5	5
Negotiable Certificates of Deposit and Other Time Deposits	131	(335)	(204)
Securities sold under agreements to repurchase and other borrowings	154	5	159
Federal Home Loan			—
Bank advances	14	4	18
Total Interest Expense	325	20	345
Net Interest Income	$2,940	$(102)	$2,838

	Three Months Ended
	2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change

INTEREST INCOME
Loans	$694	$(158)	$536
Investment Securities	(11)	24	13
Other	(11)	27	16
Total Interest Income	672	(107)	565
INTEREST EXPENSE
Deposits
Demand	(17)	249	232
Savings	—	1	1
Negotiable Certificates of Deposit and Other Time Deposits	(40)	(158)	(198)
Securities sold under agreements to repurchase and other borrowings	24	(4)	20
Federal Home Loan	—	—	—
Bank advances	(21)	61	40
Total Interest Expense	(54)	149	95
Net Interest Income	$726	$(256)	$470

Non-Interest Income

Non-interest income increased $250 thousand for the nine months ended September 30, 2016, compared to the same period in 2015, to $9.1 million.  Non-interest income increased $246 thousand for the three months ended September 30, 2016, compared to the thee months ended September 30 2015, to $3.3 million.

As previously noted, non-interest income increased $250 thousand for the nine months ended September 30, 2016 in comparison to the nine months ended September 30, 2015.  Decreases to non-interest income for the nine month period ended September 30, 2016 compared to the nine months ended September 30, 2015 include a decrease of $558 thousand in other income.  Other income was higher in 2015 due to the Company receiving $747 thousand in June 2015 for restitution related to the settlement of the pension dispute disclosed in prior filings.

Favorable variances to non-interest income for the first nine months of 2016 include an increase of $572 thousand in service charges, an increase of $171 thousand in brokerage fee income, an increase of $240 thousand in debit card interchange income and an increase of $117 thousand in gains on the sale of loans.  Decreases to non-interest income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 include a decrease of $119 thousand in gains on the sale of securities and a decrease of $141 thousand in bargain purchase gains.  Favorable variances in non-interest income for the three month period ended September 30, 2016 compared to the same time period in 2015 includes a gain of $186 thousand in service charge income, an increase of $129 thousand in gains on the sale of mortgage loans and an increase of $302 thousand in other income.

The gain on the sale of  loans increased from $1.2 million during the first nine months of 2015 to $1.3 million during the first nine months of 2016, an increase of $117 thousand.  For the three months ended September 30, the gain on the sale of mortgage loans increased from $404 thousand in 2015 to $533 thousand in 2016.

The volume of loans originated to sell during the first nine months of 2016 increased $4.3 million compared to the same time period in 2015.  The volume of loans originated to sell the during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 increased $5.0 million.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization and impairment expense, was $23 thousand for the nine months ended September 30, 2016 compared to $153 thousand for the nine months ended September 30, 2015, a decrease of $130 thousand.

Loan service fee income, net of amortization and impairment expense, was $(26) thousand for the three months ended September 30, 2016 compared to $45 thousand for the three months ended September 30, 2015, a decrease of $71 thousand.  During the first nine months of 2016, the market value adjustment to the carrying value of the mortgage servicing right was a net write-down of $106 thousand, as the fair value of this asset decreased.  During the first nine months of 2015, the market value adjustment to the carrying value of the mortgage servicing right asset was a positive valuation adjustment of $43 thousand as the fair value of the mortgage servicing asset increased.  For the three months ended September 30, 2016, the market value adjustment to the carrying value of the mortgage serving right asset was a net write-down of $64 thousand compared to a positive valuation adjustment of $9 thousand during the third quarter of 2015.

Non-Interest Expense

Total non-interest expense increased $2.1 million for the nine month period ended September 30, 2016 compared to the same period in 2015.  Total non-interest expense increased $185 thousand for the three month period ended September 30, 2016 compared to the three months ended September 30, 2015.  Management continues to consider opportunities for branch expansion, and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense.

For the comparable nine month periods, salaries and employees benefits expense increased $1.3 million, an increase of 10.6%.  The number of full-time employee equivalent employees increased from 228 at June 30, 2015 to 247 at September 30, 2016, an increase of 19 full-time employee equivalent employees.  The increase in the number of employees is largely attributed to the Company acquiring Madison Financial Corporation on July 24, 2015.  For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, salaries and employee benefits expense increased $308 thousand, or 7.3%.

Occupancy expense decreased $56 thousand to $2.8 million for the first nine months of 2016 compared to the same time period in 2015.  Building rent expense increased $37 thousand due to acquiring Madison Financial Corporation on July 24, 2015.  The acquisition provided the Company three additional branches in Richmond, KY, all of which are leased.  Depreciation expense decreased $104 thousand for the nine months ended September 30, 2016 compared to September 30, 2015.  Expenses incurred for assets not depreciated decreased $79 thousand during the first nine months of 2016 compared to the first nine months of 2015.  This decrease is attributed to purchasing additional equipment during the first quarter of 2015 which resulted in additional expense. Occupancy expense decreased $127 thousand to $974 thousand for the three months ended September 30, 2016 compared to the comparable three months in 2015.

Legal and professional fees increased $524 thousand for the nine months ended September 30, 2016 compared to the first nine months in 2015 and increased $211 thousand for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Debit card expenses increased $206 thousand for the nine months ended September 30, 2016 compared to the first nine months of 2015 due to increased volume and increased $68 thousand for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The increase in debit card expense is attributed to an increase in debit card interchange activity which also resulted in increases in debit card interchange income as shown on the income statement.

Repossession expense decreased $121 thousand for the first nine months ended September 30, 2016 compared to the same time period in 2015 and increased $18 thousand for the three month period ended September 30, 2016 compared to the three months ended September 30, 2015.  Repossession expenses are reported net of rental income earned on repossessed properties.  Net repossession expenses were lower during the first nine months of 2016 when compared to 2015 due to net write-downs totaling $131 thousand in 2016 compared to net write-downs of $252 thousand in 2015.

Income Taxes

The effective tax rate for the nine months ended September 30, 2016 was 8.5% compared to 7.3% in 2015.  The effective tax rate for the three months ended September 30, 2016 was 0.3% compared to 6.3% in 2015.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.

The Company also has a captive insurance subsidiary which contributes to reducing taxable income.  Income tax expense increased $171 thousand for the nine months ended September 30, 2016 compared to the first nine months in 2015.  Tax-exempt interest income increased $280 thousand for the first nine months of 2016 compared to the first nine months of 2015.  Further, for the first nine months of 2016, the Company had tax credits totaling $836 thousand for investments made in low income housing projects which represented an increase of $378 thousand compared to similar tax credits for the first nine months of 2015.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the nine months ended September 30, 2016, the Company averaged $90.4 million in tax free securities and $37.7 million in tax free loans.  As of September 30, 2016, the weighted average remaining maturity for the tax free securities is 100 months, while the weighted average remaining maturity for the tax free loans is 150 months.

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

Cash and cash equivalents were $17.1 million as of September 30, 2016 compared to $28.0 million at December 31, 2015.  The decrease in cash and cash equivalents is attributed to a decrease of $10.0 million in cash and due from banks and a decrease of $951 thousand in federal funds sold.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $255.6 million at September 30, 2016 compared to $264.2 million at December 31, 2015.

Securities classified as trading assets totaled $5.7 million at September 30, 2016 compared to $5.5 million at December 31, 2015.

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

For the first nine months of 2016, deposits decreased $24.8 million compared to December 31, 2015.  The Company’s borrowed funds from the Federal Home Loan Bank increased $18.3 million from December 31, 2015 to September 30, 2016, federal funds purchased increased $10.5 million and total repurchase agreements increased $5.0 million from December 31, 2015 to September 30, 2016.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of September 30, 2016, we have sufficient collateral to borrow an additional $73 million from the Federal Home Loan Bank.

In addition, as of September 30, 2016, $50 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $276 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier 1 Capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of September 30, 2016 and December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The capital conservation buffer was 0.625% at September 30, 2016 and the Company is in compliance with the capital conservation buffer.  The final rule became effective for the Bank on January 1, 2016.  In accordance with the final rule, the capital conservation buffer requirement is being phased in beginning January 1, 2016 and will continue through January 1, 2019, when the full capital conservation buffer requirement will be effective. The Company’s and the Bank’s actual amounts and ratios are presented in the table below:

							To Be Well
							Capitalized
							Under Prompt
			For Capital				Corrective
	Actual		Adequacy Purposes				Action Provisions
	Amount	Ratio	Amount		Ratio		Amount	Ratio
	(Dollars in Thousands)
September 30, 2016
Consolidated
Total Capital (to Risk-Weighted Assets)	$93,047	13.7%	$	N/A	N/A	%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	85,554	12.6		40,733	6.0		N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	78,554	11.6		30,550	4.5		N/A	N/A
Tier I Capital (to Average Assets)	85,554	8.8		39,118	4.0		N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$94,264	13.9%		$54,273	8.0%		$67,841	10.0%
Tier I Capital (to Risk-Weighted Assets)	86,771	12.8		40,705	6.0		54,273	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	86,771	12.8		30,528	4.5		44,097	6.5
Tier I Capital (to Average Assets)	86,771	8.9		39,015	4.0		48,769	5.0

December 31, 2015
Consolidated
Total Capital (to Risk-Weighted Assets)	$88,456	13.3%	$	N/A	N/A	%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	81,849	12.4		39,769	6.0		N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	74,849	11.3		29,827	4.5		N/A	N/A
Tier I Capital (to Average Assets)	81,849	8.6		38,232	4.0		N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$90,855	13.7%		$52,981	8.0%		$66,227	10.0%
Tier I Capital (to Risk-Weighted Assets)	84,248	12.7		39,736	6.0		52,981	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	84,248	12.7		29,802	4.5		43,047	6.5
Tier I Capital (to Average Assets)	84,248	8.9		38,124	4.0		47,654	5.0

Non-Performing Assets

As of September 30, 2016, our non-performing assets totaled $9.8 million or 0.99% of assets compared to $11.9 million or 1.23% of assets at December 31, 2015 (See table below.)  The Company experienced a decrease of $579 thousand in non-accrual loans from December 31, 2015 to September 30, 2016.  As of September 30, 2016, non-accrual loans include $3.9 million in loans secured by farmland, $1.6 million in loans secured by 1-4 family properties, $78 thousand in loans secured by non-farm and non-residential properties, $126 thousand in loans secured by multi-family residential loans, $138 thousand in agricultural production loans, $4 thousand in commercial loans and $30 thousand in consumer loans.

Loans secured by real estate composed 97.0% of the non-performing loans as of September 30, 2016 and 96.5% as of December 31, 2015.  Forgone interest income on non-accrual loans totaled $65 thousand for the first nine months of 2016 compared to forgone interest of $47 thousand for the same time period in 2015.  Accruing loans that are contractually 90 days or more past due as of September 30, 2016 totaled $127 thousand compared to $1.0 million at December 31, 2015, a decrease of $873 thousand.

Total nonperforming and restructured loans decreased $1.6 million from December 31, 2015 to September 30, 2016.  The decrease in non-performing loan balances contributed to the decrease in the ratio of nonperforming and restructured loans to loans which decreased 33 basis points to 1.21% from December 31, 2015 to September 30, 2016.

In addition, the amount the Company has recorded as other real estate owned decreased $509 thousand from December 31, 2015 to September 30, 2016.  As of September 30, 2016, the amount recorded as other real estate owned totaled $1.8 million compared to $2.3 million at December 31, 2015.  During the first nine months of 2016, $235 thousand in loan balances were foreclosed upon and added to other real estate properties while $571 thousand in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 55% at December 31, 2015 to 75% at September 30, 2016.

Nonperforming and Restructured Assets

	9/30/2016	12/31/2015
	(in thousands)

Non-accrual Loans	$5,772	$6,351
Accruing Loans which are Contractually past due 90 days or more	127	1,000
Accruing Troubled Debt Restructurings	2,081	2,245
Total Nonperforming and Restructured Loans	7,980	9,596
Other Real Estate	1,838	2,347
Total Nonperforming and Restructured Loans and Other Real Estate	$9,818	$11,943
Nonperforming and Restructured Loans as a Percentage of Loans	1.21%	1.54%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.99%	1.23%
Allowance as a Percentage of Period-end Loans	1.12%	1.04%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	75%	55%

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

Provision for Loan Losses

The loan loss provision for the first nine months of 2016 was $775 thousand compared to $1.0 million for the first nine months of 2015.  The loan loss provision for the three month period ended September 30, 2016 was $175 thousand compared to $375 thousand for the three month period ended September 30, 2015.   The decrease in the total loan loss provision during the first nine months of 2016 compared to the same time period in 2015 is attributed to improved loan quality in our loan portfolio and, during the first quarter of 2016, the Company recovered $259 thousand for a loan that was charged off in a prior year.  This recovery of a prior charge-off resulted in increasing the allowance for loan losses by $259 thousand with no additional provision for loan loss expense.

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

Nonperforming loans and restructured loans decreased $1.6 million from December 31, 2015 to $8.0 million at September 30, 2016.  The Company recorded net recoveries of $109 thousand for the nine months ended September 30, 2016 compared to net charge-offs of $895 thousand for the nine months ended September 30, 2015.  During the first quarter of 2016, the Company recorded a recovery of $259 for one loan which was charged-off in a prior year.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Nine Months Ended September 30,
	(in thousands)
	2016	2015

Balance at Beginning of Period Amounts Charged-off:	$6,521	$6,012
Commercial	—	30
1-4 family residential	90	241
Multi-family residential	—	94
Agricultural	3	242
Consumer and other	915	963
Total Charged-off Loans	1,008	1,570
Recoveries on Amounts Previously Charged-off:
Commercial	37	—
Real Estate Construction	15	6
1-4 family residential	8	8
Multi-family residential	7	27
Non-farm & non-residential	355	8
Agricultural	35	20
Consumer and other	660	606
Total Recoveries	1,117	675
Net Charge-offs (Recoveries)	(109)	895
Provision for Loan Losses	775	1,025
Balance at End of Period	7,405	6,142
Loans
Average	642,998	560,394
At September 30,	659,970	612,504
As a Percentage of Average Loans:
Net Charge-offs for the period	(0.02)%	0.16%
Provision for Loan Losses for the period	0.12%	0.18%
Allowance as a Multiple of Net Charge-offs annualized	(51.0)	5.1

	Three Months Ended September 30,
	(in thousands)
	2016	2015

Balance at Beginning of Period Amounts Charged-off:	$7,259	$5,950
Commercial	—	5
1-4 family residential	26	89
Multi-family residential	—
Agricultural	3	—
Consumer and other	253	307
Total Charged-off Loans	282	401
Recoveries on Amounts Previously Charged-off:
Commercial	3	—
Real Estate Construction	2	4
1-4 family residential	1	3
Multi-family residential	3	25
Non-farm & non-residential	82	8
Agricultural	12	8
Consumer and other	150	170
Total Recoveries	253	218
Net Charge-offs	29	183
Provision for Loan Losses	175	375
Balance at End of Period	7,405	6,142
Loans
Average	657,336	600,550
At September 30,	659,970	612,504
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	0.00%	0.03%
Provision for Loan Losses for the period	0.03%	0.06%
Allowance as a Multiple of Net Charge-offs annualized	63.8	8.4

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

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of September 30, 2016, the projected percentage changes are within limits approved by our Board of Directors (“Board”).

Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is slightly lower in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of September 30, 2016 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (10/16 - 9/17)
Net interest income	$31,479	$32,176	$32,120	$32,038
Net interest income dollar change	(697)	N/A	(56)	(138)
Net interest income percentage change	(2.2)%	N/A	(0.2)%	(0.4)%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of September 30, 2015 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (10/15 - 9/16)
Net interest income	$29,903	$30,751	$30,754	$30,646
Net interest income dollar change	(848)	N/A	3	(106)
Net interest income percentage change	(2.8)%	N/A	—%	(0.3)%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

Projections from September 30, 2016 and September 30, 2015, year one reflected declines of 2.2% and 2.8% in net interest income.  The 100 basis point increase in rates reflected a 0.2% decrease in net interest income in 2016 compared to an increase of 0.0% in 2015.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the September 30, 2016, balance sheet, a 100 basis point increase in rates results in a 11.5% decrease in EVE.  A 100 basis point decrease in rates results in a 1.2% increase in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

7/1/16-7/30/16	—	$—	—	79,380	shares

8/1/16-8/31/16	1,900	29.80	1,900	77,480	shares

9/1/16-9/30/16	5,000	30.63	5,000	72,480	shares

Total	6,900	$30.40	6,900	72,480	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through September 30, 2016, 327,520 shares have been purchased.

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

101

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC November 11, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2016,and December 31, 2015, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the nine months and three months ended September 30, 2016 and September 30, 2015, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY BANCSHARES, INC.

Date	11/14/16	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	11/14/16	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer