Form 10-K
period 2016-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2017-03-30
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2016 was approximately $68.0 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 15, 2017:  2,972,763.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2017 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

The Company had total assets of $1.0 billion, total deposits of $803.0 million and stockholders’ equity of $93.0 million as of December 31, 2016.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky  40361, and the telephone number at that address is (859) 987-1795.

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

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 81% of which are secured by real estate at December 31, 2016.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

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

Market Served.  We primarily conduct our business in the Commonwealth of Kentucky.  Our primary market areas consist of Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and surrounding counties in Kentucky.  Per capita personal income for Kentucky increased from $38,989 in 2015 to $39,641 in 2016, according to the Bureau of Economic Analysis. The Bureau of Labor Statistics reports that the unemployment rate in Kentucky has declined. The unemployment rate in Kentucky is 4.8% for December of 2016, compared to 5.7% for December of 2015.

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

Deposit Insurance:  The Company is subject to several deposit insurance assessments, which are described below:

FDIC Assessments.  The Company’s subsidiary bank is a member of the FDIC, and its deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to the amount permitted by law.  The Company’s subsidiary bank is thus subject to FDIC deposit insurance assessments.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

The assessment base must, with some possible exceptions, equal average consolidated total assets minus average tangible equity.  The FDIC has adopted a DIF restoration plan to ensure that the reserve ratio increases to 1.35% from 1.15% of insured deposits by 2020.

Financing Corporation (“FICO”) Assessments.  FICO assessment costs were $50 thousand in 2016, $47 thousand in 2015 and $44 thousand for 2014.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2017 through 2019.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”):  Dodd-Frank was signed into law by the President on July 21, 2010, and represents a significant change in the American financial regulatory environment affecting all Federal financial regulatory agencies and affecting almost every aspect of the nation’s financial services industry.  Dodd-Frank includes, among others, the following:

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

Volcker Rule:  On December 10, 2013, in implementing section 619 of the Dodd-Frank Act, the final Volcker Rule was approved by the OCC, the Federal Reserve, the FDIC, the SEC, and the Commodities Futures Trading Commission (“CFTC”).  The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities.  U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk.  The Volcker Rule has not had a significant effect on operations of the Company.

Several of the requirements of Dodd-Frank still need to be implemented.  These requirements will be subject to regulations to be implemented, which will not become fully effective for several years.

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

Employees

At December 31, 2016, the number of full time equivalent employees of the Company was 241.

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

Significant decline in general economic conditions will negatively affect the financial results of our banking operations.  Kentucky Bank serves both individuals and business customers throughout Central and Eastern Kentucky. The substantial majority of our loan portfolio is to individuals and businesses in these markets. As a result, our financial condition, results of operations and cash flows are affected by local and regional economic conditions. A downturn in these economies could have a negative impact on us and the ability of Kentucky Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of our loan portfolio requiring us to charge-off a higher percentage of loans and/or increase its allowance for loan losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by Kentucky Bank in order to pay current expenses causing Kentucky Bank’s deposit base to shrink. As a result Kentucky Bank may have to borrow funds at higher rates in order to meet liquidity needs. These events may have a negative impact on our earnings and financial condition.

Significant declines in U.S. and global markets could have a negative impact on our earnings. The capital and credit markets could experience extreme disruption. These conditions result in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency in certain asset types. In many cases, markets could exert downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Sustained weakness in business and economic conditions in any or all of the domestic or foreign financial markets could result in credit deterioration in investment securities held by us, rating agency downgrades for such securities or other market factors that (such as lack of liquidity for re-sales, absence of reliable pricing information or unanticipated changes in the competitive market) could result in us having to recognize other-than-temporary impairment in the value of such investment securities, with a corresponding charge against earnings.  If the markets deteriorate further, these conditions may be material to our ability to access capital and may adversely impact results of operations.

Further, Kentucky Bank’s trust and investment services income could be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decline, Kentucky Bank’s revenue could be negatively impacted.

The exercise of regulatory power may have negative impact on our results of operations and financial condition.  We are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, rather than corporate shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedure and controls. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.

Such changes could subject us to additional costs, limit the types of financial services and products that could be offered, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and result of operations.

Regulation of the Company and our subsidiaries is expected to continue to expand in scope and complexity in the future. These laws are expected to have the effect of increasing our costs of doing business and reducing our revenues, and may limit our ability to pursue business opportunities or otherwise adversely affect our business and financial condition. The Dodd-Frank Act and other laws, as well as rules implementing or related to them, may adversely affect us. Specifically, any governmental or regulatory action having the effect of requiring us to obtain additional capital could reduce earnings and have a material dilutive effect on current shareholders, including the Dodd-Frank Act source of strength requirement that bank holding companies make capital infusions into a troubled subsidiary bank. Legislation and regulation of debit card fees, credit cards and other bank services, as well as changes in our practices relating to those and other bank services, may affect our revenue and other financial results. Additional information about increased regulation is provided in “Item 1. Business” under the heading “Supervision and Regulation.”

We are also subject to tax laws and regulations promulgated by the United States government and the states in which it operates. Changes to these laws and regulations or the interpretations of such laws and regulations by taxing authorities could impact future tax expense and the value of deferred tax assets.

A new accounting standard will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.  In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

Note 6 to the Company’s audited and consolidated financial statements included in Item 8 (“2016 Consolidated Financial Statements and Notes”) contains additional information relating to amounts invested in premises and equipment.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for the Company’s Common Stock.  The Company’s Common Stock is not listed on any national securities exchange.  However, it is traded on OTCQX under the symbol “KTYB”.  Trading in the Common Stock has been infrequent, with retail brokerage firms making the market.

The following table sets forth the high and low closing sales prices of the Common Stock from the OTC Bulletin Board and the dividends declared thereon, for the periods indicated as follows:

		High	Low	Dividend

2016	Quarter 4	$32.65	$30.01	$0.27
	Quarter 3	31.00	27.00	0.27
	Quarter 2	28.00	26.41	0.27
	Quarter 1	29.65	26.01	0.27
2015	Quarter 4	$30.19	$29.54	$0.26
	Quarter 3	33.00	30.05	0.26
	Quarter 2	32.35	27.75	0.26
	Quarter 1	28.15	27.00	0.26

Note 16 to the Company’s 2016 Consolidated Financial Statements and Notes included Item 8 contains additional information relating to amounts available to be paid as dividends.

Holders

As of December 31, 2016 the Company had 2,973,232 shares of Common Stock outstanding and approximately 563 holders of record of its Common Stock.

Dividends

During 2016 and 2015, the Corporation declared quarterly cash dividends aggregating $1.08 and $1.04 per share, respectively.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

The table below lists issuer purchases of equity securities.

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

10/1/16 - 10/31/16	3,000	$ 31.05	3,000	69,480 shares

11/1/16 - 11/30/16	—	—	—	119,480 shares

12/1/16 - 12/31/16	9,538	29.17	9,538	109,942 shares

Total	12,538	$ 29.62	12,538	109,942 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program.  The Company was authorized to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the purchase of an additional 100,000 shares.  On May 17, 2011, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares. On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 50,000 shares.   Shares will be purchased from time to time in the open market depending on market prices and other considerations.

Through December 31, 2016, 340,058 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on December 15, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensations plans under which equity securities of the company are authorized for issuance.

			No. of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column 1)

Plans Approved By Stockholders:

1999 Nonemployee Directors Stock Ownership Incen- tive Plan	1,200	$ 31.00	—

2005 Stock Award Plan	—	—	1,069

2009 Stock Award Plan	—	—	140,378

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

The graph below matches Kentucky Bancshares Inc's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell MicroCap index and the NASDAQ Bank index. The graph tracks he performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2016.

Item 6.  Selected Financial Data (in thousands except per share data)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.

	At or For the Year ended December 31,
	2016	2015	2014	2013	2012
CONDENSED STATEMENT OF INCOME:
Total Interest Income	$36,554	$33,185	$29,731	$28,168	$28,233
Total Interest Expense	4,426	4,050	3,756	3,456	3,716
Net Interest Income	32,128	29,135	25,975	24,712	24,517
Provision for Losses	1,150	1,450	950	1,050	2,050
Net Interest Income After Provision for Losses	30,978	27,685	25,025	23,662	22,467
Noninterest Income	12,149	11,484	10,158	10,222	11,870
Noninterest Expense	33,785	31,807	27,215	27,203	25,686
Income Before Income Tax Expense	9,342	7,362	7,968	6,681	8,651
Income Tax Expense	773	530	897	859	1,643
Net Income	8,569	6,832	7,071	5,822	7,008

SHARE DATA:
Basic Earnings per Share (EPS)	$2.87	$2.40	$2.60	$2.15	$2.59
Diluted EPS	2.87	2.40	2.60	2.15	2.59
Cash Dividends Declared	1.08	1.04	1.00	0.96	0.92
Book Value	31.27	29.62	28.65	24.90	27.21
Average Common Shares-Basic	2,991	2,823	2,721	2,705	2,705
Average Common Shares-Diluted	2,991	2,823	2,721	2,709	2,708

SELECTED BALANCE SHEET DATA:
Loans, net	$648,466	$617,600	$532,293	$463,214	$423,928
Investment Securities	273,770	264,212	246,861	230,396	192,780
Trading Assets	5,592	5,531	5,370	—	—
Total Assets	1,028,447	974,684	855,209	770,579	701,010
Deposits	802,981	758,981	654,869	617,400	590,425
Securities sold under agreements to repurchase	20,873	18,514	12,457	12,867	4,315
Federal Home Loan Bank advances	92,500	87,833	93,785	57,847	17,449
Note Payable	4,090	4,794	—	—	—
Subordinated Debentures	7,217	7,217	7,217	7,217	7,217
Stockholders’ Equity	92,972	89,413	77,942	67,672	74,009

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	0.86%	0.76%	0.89%	0.80%	1.03%
Return on Stockholders’ Equity	9.10%	8.20%	9.50%	8.12%	9.70%
Net Interest Margin (1)	3.60%	3.63%	3.69%	3.85%	4.19%
Equity to Assets (annual average)	9.41%	9.25%	9.34%	9.84%	10.60%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	37.68%	43.20%	38.48%	41.53%	35.71%
Number of Employees (at period end)	241	243	215	208	193

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.15%	1.04%	1.12%	1.16%	1.41%
Net Charge-offs as a Percentage of Average Loans	0.02%	0.16%	0.08%	0.37%	0.44%

(1)	Tax equivalent

Item 7.  Management’s Discussion and Analysis

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, Kentucky Bank, at December 31, 2016, 2015 and 2014, and the consolidated results of operations for each of the years in the three year period ended December 31, 2016.  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2016 Consolidated Financial Statements and Notes included in Item 8.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2016 data.

Critical Accounting Policies

Overview.  The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  Significant accounting policies are listed in Note 1 of the Company’s 2016 Consolidated Financial Statements and Notes included in Item 8.  Critical accounting and reporting policies include accounting for loans and the allowance for loan losses, goodwill and fair value.  Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

Loan Values and Allowance for Loan Losses.  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status.  Interest income received on such loans is accounted for on the cash basis or cost recovery method.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  The loan portfolio also represents the largest asset group on the consolidated balance sheets.  Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Loan Losses” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2016 Consolidated Financial Statements and Notes.

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

Fair Values.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the description of each asset and liability category in Note 17 of the Company’s 2016 Consolidated Financial Statements and Notes.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  economic conditions (both generally and more specifically in the markets, including the tobacco market, the thoroughbred horse industry and the automobile industry relating to Toyota vehicles, in which the Company and its bank operate); competition for the Company’s customers from other providers of financial and mortgage services; government legislation, regulation and monetary policy (which changes from time to time and over which the Company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; and other risks detailed in Part 1, Item 1A “Risk Factors” in this report and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We conduct our business through our one bank subsidiary, Kentucky Bank, and our one non-bank subsidiary KBI Insurance Company.  Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 81% of which are secured by real estate at December 31, 2016.

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

Net income for the year ended December 31, 2016 was $8.6 million, or $2.87 per common share compared to $6.8 million, or $2.40 for 2015 and $7.1 million, or $2.60 for 2014.  Earnings per share assuming dilution were $2.87, $2.40 and $2.60 for 2016, 2015 and 2014, respectively.  For 2016, net income increased $1.7 million, or 25.4%.  Net interest income increased $3.0 million, provision for loan losses decreased $300 thousand, total other income increased $665 thousand, while total other expenses increased $2.0 million and income tax expense increased $243 thousand.

For 2015, net income decreased $239 thousand, or 3.4%.  Net interest income increased $3.2 million, the provision for loan losses increased $500 thousand, total other income increased $1.4 million, while total other expenses increased $4.6 million and income tax expense decreased $367 thousand.

Return on average equity was 9.1% in 2016 compared to 8.2% in 2015 and 9.5% in 2014.  Return on average assets was 0.86% in 2016 compared to 0.76% in 2015 and 0.89% in 2014.

Non-performing loans as a percentage of loans (including held for sale) were 1.15%, 1.54% and 2.36% as of December 31, 2016, 2015 and 2014, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis increased from $27.6 million in 2014 to $30.7 million in 2015, and to $34.0 million in 2016.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2015 to 2016.  Average earning assets increased $97.9 million, or 11.6%.  Average investment securities increased $18.9 million and average loans increased $72.0 million, largely due to the acquisition of Madison Financial Corporation on July 24, 2015.  Average interest bearing liabilities increased $78.6 million, or 12.7% during this same period.  This change was mostly attributed to an increase of $65.9 million, or 13.2%, in interest bearing deposits, which ws partly attributed to the acquisition of Madison Financial Corporation on July 24, 2015.  Average borrowings from the Federal Home Loan Bank increased $3.3 million, or 3.6%.  The Company continues to actively pursue quality loans and fund these primarily with deposits and Federal Home Loan Bank advances.  Average Repurchase agreements and other borrowings increased $9.4 million or 35.7% from 2015 to 2016.

The bank prime rates remained unchanged from 2008 until December 2015 at which time they increased twenty-five basis points and increased another twenty-five basis points in December 2016.  The tax equivalent yield on earning assets decreased from 4.11% in 2015 to 4.07% in 2016.

The volume rate analysis for 2016 that follows indicates that $3.8 million of the increase in interest income is attributable to an increase in volume, while the change in rates contributed to a decrease of $461 thousand in interest income.  Further, an increase in interest bearing liability balances resulted in $375 thousand additional interest expense in 2016 compared to 2015.  The average rate of these liabilities decreased from 0.66% in 2015 to 0.64% in 2016.  In summary, the increase in the Company’s 2016 net interest income is attributed mostly to an increase in volume in the loan and security portfolios.

The volume rate analysis for 2015 that follows indicates that $4.1 million of the increase in interest income is attributable to an increase in volume, while the change in rates contributed to a decrease of $691 thousand in interest income. Further, decreases in rates caused a decrease in the cost of interest bearing liabilities. The average rate of these liabilities decreased from 0.68% in 2014 to 0.66% in 2015. Based on the volume rate analysis that follows, the lower level of interest rates contributed to a decrease of $235 thousand in interest expense and a change in volume contributed to a $530 thousand increase in interest expense. In summary, the increase in the Company’s 2015 net interest income is attributed mostly to an increase in volume in the loan and security portfolios and decreases in rates in time deposits and Federal Home Loan Bank advances.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2016 vs. 2015 and 2015 vs. 2014.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

Changes in Interest Income and Expense

	(in thousands)
	2016 vs. 2015			2015 vs. 2014
	Increase	(Decrease)	Due to Change in	Increase	(Decrease)	Due to Change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$3,349	$(413)	$2,936	$3,742	$(535)	$3,207
Investment Securities	438	(70)	368	399	(182)	217
Trading Assets	6	(23)	(17)	8	(6)	2
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	3	3	—	—	—
Deposits with Banks	36	43	79	(3)	32	29
Total Interest Income	3,829	(460)	3,369	4,146	(691)	3,455
INTEREST EXPENSE
Deposits
Demand	101	140	241	44	22	66
Savings	12	(6)	6	11	(16)	(5)
Negotiable Certificates of Deposit and Other Time Deposits	49	(109)	(60)	77	(152)	(75)
Securities sold under agreements to repurchase and other borrowings	156	(8)	148	103	19	122
Federal Home Loan Bank advances	57	(16)	41	295	(108)	187
Total Interest Expense	375	1	376	530	(235)	295
Net Interest Income	$3,454	$(461)	$2,993	$3,616	$(456)	$3,160

Average Consolidated Balance Sheets and Net Interest Income Analysis ($ in thousands)

	2016			2015			2014
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	$172,632	$3,201	1.85%	$157,285	$2,840	1.81%	$142,426	$2,583	1.81%
State and Municipal obligations	90,265	2,772	3.07%	87,147	2,783	3.19%	85,772	2,835	3.31%
Other Securities	7,354	289	3.93%	6,968	271	3.89%	6,364	259	3.89%
Total Investment Securities	270,251	6,262	2.32%	251,400	5,894	2.34%	234,562	5,677	2.42%
Tax Equivalent Adjustment		1,878	0.69%		1,586	0.63%		1,620	0.69%
Tax Equivalent Total		8,140	3.01%		7,480	2.98%		7,297	3.11%
Trading Assets	5,625	153	2.72%	5,431	170	3.13%	5,199	168	3.23%
Federal Funds Sold and Agreements to Repurchase	1,086	3	0.28%	1,042	—	—	327	—	—
Interest-Bearing Deposits with Banks	20,403	136	0.67%	13,609	57	0.52%	13,359	28	0.23%
Loans, Net of Deferred Loan Fees (2)
Commercial	77,284	2,970	3.84%	60,269	2,577	4.28%	48,307	2,268	4.69%
Real Estate Mortgage	551,413	25,645	4.65%	496,965	23,147	4.66%	429,773	20,249	4.71%
Consumer	17,470	1,385	7.93%	16,907	1,340	7.93%	16,886	1,340	7.94%
Total Loans	646,167	30,000	4.64%	574,141	27,064	4.71%	494,966	23,857	4.82%
Total Interest-Earning Assets	943,532	38,432	4.07%	845,623	34,771	4.11%	748,413	31,350	4.19%
Allowance for Loan Losses	(7,244)			(6,068)			(5,673)
Cash and Due From Banks	12,230			16,607			12,274
Premises and Equipment	16,296			16,571			16,700
Other Assets	35,478			28,910			26,414
Total Assets	$1,000,292			$901,643			$797,148

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	$272,286	$675	0.25%	$225,604	$434	0.19%	$202,185	$368	0.18%
Savings	90,907	84	0.09%	78,217	78	0.10%	68,023	83	0.12%
Certificates of Deposit and Other Deposits	202,924	1,452	0.72%	196,409	1,512	0.77%	187,012	1,587	0.85%
Total Interest-Bearing Deposits	566,117	2,211	0.39%	500,230	2,024	0.40%	457,220	2,038	0.45%
Securities sold under agreements to repurchase and other borrowings	35,844	595	1.66%	26,418	447	1.69%	20,264	325	1.60%
Federal Home Loan Bank advances	93,818	1,620	1.73%	90,534	1,579	1.74%	73,947	1,392	1.88%
Total Interest-Bearing Liabilities	695,779	4,426	0.64%	617,182	4,050	0.66%	551,431	3,755	0.68%
Noninterest-Bearing Earning Demand Deposits	201,395			194,538			164,712
Other Liabilities	8,957			6,197			6,587
Total Liabilities	906,131			817,917			722,730
STOCKHOLDERS’ EQUITY	94,161			83,726			74,418
Total Liabilities and Stockholders’ Equity	$1,000,292			$901,643			$797,148
Average Equity to Average Total Assets	9.41%			9.25%			9.34%
Net Interest Income		32,128			29,135			25,795
Net Interest Income (tax equivalent) (3)		34,006			30,721			27,595
Net Interest Spread (tax equivalent) (3)			3.43%			3.45%			3.51%
Net Interest Margin (tax equivalent) (3)			3.60%			3.63%			3.69%

(1)	Averages computed at amortized cost.
(2)	Includes loans on a nonaccrual status and loans held for sale.
(3)	Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $12.1 million in 2016, $11.5 million in 2015 and $10.2 million in 2014.  In 2016, reductions in net loan servicing fee income, gains on available for securities and other income were offset by gains in service charges, gains on the sale of loans and debit card interchange income.  In 2015, reductions in gains on securities available for sale and gains on the trading account were offset by increases in gains on sold mortgage loans, debit card interchange income, service charges and loan servicing fee income.  In 2014, decreases in gains on sold mortgage loans, net loan servicing fees and overdraft income were offset by increases in fees generated within our wealth management department, gains on trading assets and debit card interchange income.

Securities gains were $287 thousand in 2016, $412 thousand in 2015 and $966 thousand in 2014.  These gains are primarily attributed to selling securities which had gains in market value due to declining interest rates and the related inverse relationship of interest rates and market values

Gains on loans sold were $2.1 million, $1.5 million and $951 thousand in 2016, 2015 and 2014, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation or other government agencies.  During 2016, the loan servicing fee income, net of amortization expense for the mortgage servicing right asset, decreased $135 thousand, compared to an increase of $140 thousand in 2015.  In 2016, the mortgage servicing right asset had net write-downs of $105 thousand compared to a net recoveries of prior year write-downs of $59 thousand in the valuation allowance in 2015.  Proceeds from the sale of loans were $64 million, $51 million and $37 million in 2016, 2015 and 2014, respectively.  The volume of loan originations is inverse to rate changes with historic low rates spurring activity.  The volume of loan originations during 2016 was $62 million, $49 million in 2015, and $37 million in 2014.

Other noninterest income, excluding net security gains and gains on the sale of mortgage loans, was $9.8 million in 2016, $9.6 million in 2015 and $8.2 million in 2014.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $2.7 million in 2016, $2.6 million in 2015 and $2.6 million in 2014.  Debit card interchange income was the second largest contributor to noninterest income, excluding security gains and gains on the sale of mortgage loans.  Debit card interchange income was $2.7 million in 2016, $2.5 million in 2015 and $2.1 million in 2014.  Other income was $95 thousand in 2016, $849 thousand in 2015 and $81 thousand in 2014.  Other income increased $768 thousand in 2015 due to $747 received for restitution of a legal dispute.  Other income was also lower in 2016 due to the bank recording a loss of $335 thousand during the fourth quarter of 2016  for the write-off of bank premises and equipment associated with a branch building that is being demolished so a new branch building can be rebuilt.

Noninterest expense increased $2.0 million in 2016 to $33.8 million, and increased $4.6 million in 2015 to $31.8 million from $27.2 million in 2014.

The increase in salaries and benefits expense from $16.6 million in 2015 to $17.9 million in 2016 is mostly attributed to normal pay increases and having a full year of salary expense in 2016 for the acquisition of Madison Financial Corporation which occurred on July 24, 2015.  The number of full-time equivalent employees decreased from 243 at December 31, 2015 to 241 at December 31, 2016.

Incentive compensation expense increased $153 thousand in 2016 compared to 2015 due to the Bank achieving many of the goals as stated in the incentive compensation plan and having more employees during the year in 2016 compared to 2015.

The largest component of occupancy expense, depreciation, decreased $92 thousand to $1.3 million in 2016, and increased $115 thousand to $1.4 million in 2015.  Computer maintenance increased $84 thousand during 2016 to $750 thousand and expense for equipment purchased and immediately expensed decreased $72 thousand.  Other noninterest expenses increased from $9.1 million in 2014 to $11.4 million in 2015 and increased to $12.1 million in 2016.  Expenses incurred during 2015 for the acquisition of Madison Financial Corporation totaled $858 thousand.   Losses on foreclosed properties decreased $122 thousand in 2016 compared to 2015 due to the Bank recognizing $128 thousand in net gains on sales of other real estate properties during 2016.  Amortization expense of core deposits was $244 thousand in 2016, compared to $205 thousand in 2015.  See Note 7 in the Company’s Consolidated Financial Statements and Notes included in Item 8 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the three-year period indicated.

	For the Year ended December 31,
	(in thousands)
	2016	2015	2014
NON-INTEREST INCOME
Service Charges	$5,086	$4,408	$4,240
Loan Service Fee Income (Loss), net	71	206	66
Trust Department Income	1,086	1,056	979
Investment Securities Gains (Losses),net	287	412	966
Gains on trading assets	(92)	(9)	202
Gains on Sale of Mortgage Loans	2,098	1,488	951
Brokerage Income	778	597	554
Debit Card Interchange Income	2,740	2,477	2,119
Other	95	849	81
Total Non-interest Income	$12,149	$11,484	$10,158

NON-INTEREST EXPENSE
Salaries and Employee Benefits	$17,930	$16,583	$14,806
Occupancy Expense	3,772	3,781	3,308
Acquisition Expense	—	858	—
Other	12,083	10,585	9,101
Total Non-interest Expense	$33,785	$31,807	$27,215

Net Non-interest Expense as a Percentage of Average Assets	2.16%	2.25%	2.14%

Income Taxes

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the year ended December 31, 2016, the Company averaged $84.3 million in tax free securities, $5.6 million in tax free trading assets and $38.0 million in tax free loans.  For the year ended December 31, 2015, the Company averaged $83.3 million in tax free securities, $5.4 million in tax free trading assets and $31.5 million in tax free loans.  As of December 31, 2016, the weighted average remaining maturity for the tax free securities is 98 months, while the weighted average remaining maturity for the tax free loans is 145 months.

The Company had income tax expense of $773 thousand in 2016, $530 thousand in 2015 and $897 thousand in 2014.  This represents an effective income tax rate of 8.3% in 2016, 7.1% in 2015 and 11.3% in 2014.  The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.  In addition, the Company had additional tax credits which also contributed to the lower effective income tax rate for those years.  In 2016, the Company had tax credits totaling $882 thousand for investments made in low income housing projects which represented an increase of $271 thousand compared to similar tax credits in 2015.

Balance Sheet Review

Assets increased from $974 million at December 31, 2015 to $1 billion at December 31, 2016.  Securities available for sale increased $10 million during 2016, outstanding loan balances increased $32 million during 2016 and deposits increased $44 million during 2016.  Assets at year-end 2015 totaled $974 million compared to $855 million in 2014.  Securities available for sale increased $17 million, outstanding loan balances increased $86 million and deposits increased $104 million compared to 2014.  On July 24, 2015, the Company acquired Madison Financial Corporation, and its wholly owned subsidiary Madison Bank.  At the acquisition date, acquired securities available for sale totaled $28 million, acquired loan balances totaled $78 million and acquired deposit balances totaled $96 million.  Total acquired assets totaled $116 million at the acquisition date.

Loans

Total loans (including loans held for sale) were $657 million at December 31, 2016 compared to $625 million at December 31, 2015 and $539 million at December 31, 2014.  The increase in the loan portfolio during 2016 is attributed to improved economic conditions and an increase in demand.  The increase in the loan portfolio during 2015 was mostly attributed to the acquisition of Madison Financial Corporation during the year.  As of December 31, 2016 and compared to the prior year-end, commercial loans increased $21.5 million, real estate construction loans decreased $151 thousand, 1-4 family residential property loans increased $13.9 million, multi-family residential property loans increased $8.9 million, non-farm & non-residential property loans decreased $7.7 million, agricultural loans decreased $4.3 million and consumer loans decreased $333 thousand.  As of December 31, 2015 and compared to the prior year-end, commercial loans increased $8.7 million, real estate construction loans increased $12.4 million, 1-4 family residential property loans increased $41.3 million, multi-family residential property loans increased $3.9 million, non-farm & non-residential property loans increased $21.9 million, agricultural loans decreased $4.6 million and installment loans increased $2.0 million.

As of December 31, 2016, the real estate mortgage portfolio comprised 71% of total loans in 2016 and 73% in 2015.  Of this, 1-4 family residential property represented 37% both in  2016 and 2015.  Agricultural loans comprised 10% of the loan portfolio at December 31, 2016 and 11% at December 31, 2015. Approximately 87% of the agricultural loans are secured by real estate in both 2016 and 2015.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.  Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.

Automobile loans account for 23%, in 2016 and 22% in 2015, of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.

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

	December 31, (in thousands)
Loans Outstanding	2016	2015	2014	2013	2012
Commercial	$77,436	$55,929	$47,185	$34,654	$33,137
Real Estate Construction	29,169	29,320	16,938	11,177	14,102
Real Estate Mortgage:
1-4 Family Residential	245,674	231,479	190,357	194,718	170,825
Multi-Family Residential	47,199	38,281	34,415	16,420	11,512
Non-Farm & Non-Residential	176,024	183,692	161,822	126,791	113,440
Agricultural	62,491	66,782	71,345	68,002	69,806
Consumer	18,867	18,880	16,863	17,065	17,442
Other	183	516	279	158	337
Total Loans	657,043	624,879	539,204	468,985	430,601
Less Deferred Loan Fees	312	134	123	107	140
Total Loans, Net of Deferred Loan Fees	656,731	624,745	539,081	468,878	430,461
Less loans held for sale	724	624	776	223	486
Less Allowance for Loan Losses	7,541	6,521	6,012	5,441	6,047
Net Loans	$648,466	$617,600	$532,293	$463,214	$423,928

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2016.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above table are netted with real estate mortgage loans on the following table.

	December 31, 2016 (in thousands)
	One Year	One Through	Over	Total
Loan Maturities and Interest Sensitivity	or Less	Five Years	Five Years	Loans
Commercial	$41,004	$17,305	$19,127	$77,436
Real Estate Construction	12,299	11,493	5,377	29,169
Real Estate Mortgage:
1-4 Family Residential	86,884	104,951	52,803	244,638
Multi-Family Residential	6,172	33,735	7,292	47,199
Non-Farm & Non-Residential	26,505	80,840	68,679	176,024
Agricultural	23,509	36,224	2,758	62,491
Consumer	5,741	12,472	654	18,867
Other	183	—	—	183
Total Loans, Net of Deferred Loan Fees	202,297	297,020	156,690	656,007
Fixed Rate Loans	30,102	55,253	143,132	228,487
Floating Rate Loans	172,195	241,767	13,558	427,520
Total Loans, Net of Deferred Loan Fees	$202,297	$297,020	$156,690	$656,007

Mortgage Banking

The Company has been in mortgage banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations increased from $37 million in 2014 to $49 million in 2015, and increased to $62 million in 2016.  Proceeds from the sale of loans were $37 million, $51 million and $64 million for the years 2014, 2015 and 2016, respectively.  Mortgage loans held for sale were $724 thousand at December 31, 2016 and $624 thousand at December 31, 2015.  Fixed rate residential mortgage loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.  During 2016, declining mortgage rates and an improvement in the housing market resulted in the Bank originating more mortgage loans when compared to 2015 and 2014.  The effect of these changes was also reflected on the income statement.  As a result, the gain on sale of loans was $2.1 million in 2016 compared to $1.5 million in 2015 and $951 thousand in 2014.

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

Mortgage servicing rights were $1.3 million at December 31, 2016, $1.3 million at December 31, 2015 and $1.2 million at December 31, 2014.

Amortization of mortgage servicing rights was $439 thousand (including $105 thousand in net valuation write-downs), $280 thousand (including $59 thousand in  net recoveries of prior year write-downs) and $405 thousand (including $20 thousand in net valuation write-downs) for the years ended December 31, 2016, 2015 and 2014, respectively.  See Note 4 in the Company’s 2016 Consolidated Financial Statements and Notes included in Item 8 for additional information.

Deposits

For 2016, total deposits increased $44 million to $803 million.  Noninterest bearing deposits increased $10 million, time deposits of $250 thousand and over increased $13 million, and other interest bearing deposits increased $21 million.  Public fund balances totaled $190 million at December 31, 2016, of which $190 million was interest bearing.

For 2015, total deposits increased $104 million to $759 million.  Noninterest bearing deposits increased $33 million, time deposits of $250 thousand and over increased $8 million, and other interest bearing deposits increased $63 million.  Public fund balances totaled $168 million at December 31, 2015, of which $157 million was interest bearing.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2016:

At December 31, 2016
Maturity of Time Deposits of $100,000 or More	(in thousands)
Maturing 3 Months or Less	$33,509
Maturing over 3 Months through 6 Months	33,936
Maturing over 6 Months through 12 Months	23,464
Maturing over 12 Months	32,845
Total	$123,754

Borrowings

The Company utilizes both long and short term borrowings.  Long term borrowing at the Bank is mainly from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2016, $92.5 million was borrowed from FHLB, an increase of $4.7 million from December 31, 2015.

Throughout 2016, the Bank borrowed and repaid $138.5 million in short-term funds from the FHLB.  As of December 31, 2016, no short-term borrowings from the FHLB were outstanding.  Also, during 2016, the Bank borrowed $15.0 million in longer-term advances and repaid $10.3 million in long term advances.  These advances each have an original maturity of more than 1 year.

In 2015, the Bank borrowed $135 million in short-term advances from the FHLB and repaid $145 million in short-term advances.  The Bank borrowed $14.7 million in long-term advances during 2015 and repaid $10.7 million in long-term.  The long-term advances have an orginal maturity greater than 1 year.

The increase in long-term advances is attributed to funding the growth in the Banks’ loan portfolio and strategically locking in historically low interest rates.

On July 20, 2015, the Company borrowed $5.0 million which had an outstanding balance of $4.1 million at December 31, 2016.  The term loan has a fixed interest rate of 5.0%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by the Company’s stock.  Additional information pertaining to the note payable may be found in note 10 of the financial statements.

The following table depicts relevant information concerning our short term borrowings.

	As of and for the year ended
	December 31, (in thousands)
Short Term Borrowings	2016	2015	2014
Federal Funds Purchased:
Balance at Year end	$—	$—	$—
Average Balance During the Year	515	373	777
Maximum Month End Balance	10,517	4,300	7,952
Year end rate	—	—	—
Average annual rate	0.81%	0.32%	0.28%
Repurchase Agreements:
Balance at Year end	$20,873	$18,514	$12,457
Average Balance During the Year	23,755	16,596	12,270
Maximum Month End Balance	27,214	19,874	13,788
Year end rate	0.50%	0.54%	0.75%
Average annual rate	0.45%	0.59%	0.76%
Other Borrowed Funds:
Balance at Year end	$—	$—	$10,000
Average Balance During the Year	—	—	—
Maximum Month End Balance	—	—	10,000
Year end rate	—	—%	0.14%
Average annual rate	—	—%	0.14%

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  The other required payments under such commitments at December 31, 2016 are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

Federal Home Loan Bank advances	$92,500	$15,656	$30,124	$26,676	$20,044
Note payable	4,090	383	826	912	1,969
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	202,576	140,877	41,199	20,485	15
Lease payments on premises	2,290	308	616	547	819

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

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown as follows.

	At December 31, 2016
Nonperforming Assets	2016	2015	2014	2013	2012
Non-accrual Loans	$4,566	$6,351	$6,577	$2,974	$7,024
Accruing Loans which are Contractually past due 90 days or more	927	1,000	24	554	841
Restructured Loans	2,063	2,245	6,138	6,901	7,227
Total Nonperforming Loans	7,556	9,596	12,739	10,429	15,092
Other Real Estate	1,824	2,347	4,604	3,379	4,168
Total Nonperforming Assets	$9,380	$11,943	$17,343	$13,808	$19,260
Total Nonperforming Loans as a Percentage of Loans (including loans held for sale) (1)	1.15%	1.54%	2.36%	2.22%	3.51%
Total Nonperforming Assets as a Percentage of Total Assets	0.91%	1.23%	2.03%	1.79%	2.75%
Allowance As a Percentage of nonperforming assets	80%	55%	35%	39%	31%

(1)	Net of deferred loan fees

Total nonperforming assets at December 31, 2016 were $9.4 million compared to $11.9 million at December 31, 2015 and $17.3 million at December 31, 2014.  The decrease from 2015 to 2016 is attributed to decreases in non-accrual loans, accruing loans 90 days or more past due, restructured loans and other real estate.  The decrease from 2014 to 2015 is credited to decreases in non-accrual loan balances, restructured loans and other real estate.  Total other real estate properties totaled $1.8 million at December 31, 2016, of which, none were income producing property.  Total nonperforming loans were $7.6 million, $9.6 million, and $12.7 million at December 31, 2016, 2015 and 2014, respectively.  The decrease in restructured loans during 2015 is attributed to one loan which had a balance of $3.8 million at December 31, 2014 and was placed on non-accrual in 2015.  The increase in non-accrual loan balances from December 31, 2013 to December 31, 2014 was mostly attributed to one customer who had total non-accrual balances of $4.0 million at December 31, 2014.  Total net loan charge offs in 2016 were $130 thousand.  The amount of lost interest on our non-accrual loans was $109 thousand for 2016 and $45 thousand for 2015.  At December 31, 2016, loans currently performing but which management believes requires special attention were $17.6 million, with 47% being non-farm and non-residential, 23% being 1-4 family residential, 15% being multi-family, 9% being agricultural and 6% being commercial.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

Impaired loans as of December 31, 2016 were $8.0 million compared to $9.5 million in 2015 and $13.8 million in 2014.  Purchased credit impaired loans totaled $1.9 million at December 31, 2016 and $4.2 million at December 31, 2015.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 4 in the Company’s 2016 Consolidated Financial Statements and Notes included in Item 8 herein.

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

Additional factors considered by management in determining impairment and non-accrual status include payment status, collateral value, availability of current financial information, and the probability of collecting all contractual principal and interest payments.  At December 31, 2016, impaired loans totaling $6.5 million had specific impairment allocations of $541 thousand.  The remaining $1.5 million in impaired loans did not have a specific impairment allocation.  The purchased credit impaired loans the Company had at December 31, 2016 had no allocated reserves.

At December 31, 2015, impaired loans totaling $7.8 million had specific impairment allocations of $648 thousand.  The remaining $1.7 million in impaired loans did not have a specific impairment allocation.

The allowance for loan losses on impaired loans is determined using one of two methods.  Either the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $541 thousand, $648 thousand and $998 thousand on December 31, 2016, 2015 and 2014, respectively.

Kentucky Bank has a “Problem Loan Committee” that meets at least monthly to review problem loans, including past due and non-performing loans, and other real estate.  When analyzing the problem loans and the loan quality as of December 31, 2016, the following factors have been considered:

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

•	Changes in the nature and volume of the portfolio and in the terms of loans.
•	Changes in the experience, ability and depth of lending management and other relevant staff.
•	Changes in the volume and severity of past due loans; the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
•	Changes in the quality of the Bank’s loan review system.
•	Changes in the value of underlying collateral for collateral-dependent loans.
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year ended December 31, (in thousands)
	2016	2015	2014	2013	2012
Balance at Beginning of Year	$6,521	$6,012	$5,441	$6,047	$5,842
Amounts Charged-off:
Commercial	(5)	(30)	(258)	(12)	(21)
Real Estate Construction	—	—	—	(578)	(74)
Real Estate Mortgage:
1-4 Family Residential	(126)	(284)	(274)	(262)	(1,090)
Multi-Family Residential	—	(94)	(42)	(161)	(88)
Non-Farm & Non-Residential	—	—	—	(99)	(126)
Agricultural	(193)	(242)	(8)	(109)	(15)
Consumer and other	(1,206)	(1,300)	(758)	(1,083)	(921)
Total Charged-off Loans	(1,530)	(1,950)	(1,340)	(2,304)	(2,335)
Recoveries on Amounts Previously Charged-off:
Commercial	39	—	—	28	24
Real Estate Construction	15	11	14	23	19
Real Estate Mortgage
1-4 Family Residential	19	33	59	63	38
Multi-Family Residential	12	30	57	113	1
Non-Farm & Non-Residential	454	86	368	18	1
Agricultural	50	23	27	27	9
Consumer and other	811	826	436	379	398
Total Recoveries	1,400	1,009	961	651	490
Net Charge-offs	(130)	(941)	(379)	(1,653)	(1,845)
Provision for Loan Losses	1,150	1,450	950	1,050	2,050
Balance at End of Year	7,541	6,521	6,012	5,444	6,047
Total Loans (1)
Average	647,278	574,141	494,966	444,589	418,049
At December 31	656,731	624,745	539,081	468,878	429,975
As a Percentage of Average Loans (1):
Net Charge-offs	0.02%	0.16%	0.08%	0.37%	0.44%
Provision for Loan Losses	0.18%	0.25%	0.19%	0.24%	0.49%
Allowance as a Percentage of Year-end Loans (1)	1.15%	1.04%	1.12%	1.16%	1.41%
Beginning Allowance as a Multiple of Net Charge-offs	50.2	6.4	14.4	3.7	3.2
Ending Allowance as a Multiple of Nonperforming Assets	0.80	0.55	0.35	0.39	0.31

(1)	Net of deferred loan fees and includes loans held for sale

Loans are typically charged-off when the collection of principal is considered doubtful, and would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2016 was $1.2 million compared to $1.5 million in 2015 and $950 thousand in 2014.  Net charge-offs were $130 thousand in 2016, $941 thousand in 2015 and $379 thousand in 2014.  Net charge-offs to average loans were 0.02%, 0.16% and 0.08% in 2016, 2015 and 2014, respectively.  The provision for loan losses decreased $300 thousand from 2015 to 2016 and increased $500 thousand from 2014 to 2015.  The allowance for loan losses increased $1.0 million from December 31, 2015 to December 31, 2016.

In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.  At December 31, 2016, the allowance for loan losses was 1.15% of loans outstanding compared to 1.04% at year-end 2015 and 1.12% at year-end 2014.  Management believes the allowance for loan losses at the year-end 2016 is adequate to cover probable incurred credit losses within the portfolio.

The following tables set forth an allocation for the allowance for loan losses and loans by category.  In making the allocation, management evaluates the risk in each category, current economic conditions and charge-off experience.  An allocation for the allowance for loan losses is an estimate of the portion of the allowance that represents probable incurred losses in each loan category, but it does not preclude any portion of the allowance allocated to one type of loan being used to absorb losses of another loan type.

Allowance for Loan Losses (in thousands)	2016	2015	2014	2013	2012

Commercial	$862	$536	$410	$280	$250
Real Estate Construction	616	453	400	358	918
Real Estate Mortgage:
1-4 Family Residential	2,515	2,296	2,145	2,535	2,421
Multi-family Residential	635	505	562	327	414
Non-farm & Non-residential	1,315	1,338	800	664	628
Agricultural	935	748	1,125	678	845
Consumer and other	663	645	570	599	571
Total	7,541	6,521	6,012	5,441	6,047

	2016		2015		2014		2013		2012
Loans (in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Commercial	$77,436	11.80%	$55,929	8.96%	$47,185	8.77%	$34,654	7.39%	$33,137	7.71%
Real Estate Construction	29,169	4.45%	29,320	4.70%	16,938	3.15%	11,177	2.38%	14,102	3.28%
Real Estate Mortgage:
1-4 Family Residential	244,638	37.29%	230,721	36.97%	189,458	35.2%	194,388	41.50%	170,199	39.58%
Multi-family Residential	47,199	7.19%	38,281	6.13%	34,415	6.39%	16,420	3.50%	11,512	2.68%
Non-farm & Non-residential	176,024	26.83%	183,692	29.43%	161,822	30.06%	126,791	27.05%	113,440	26.38%
Agricultural	62,491	9.53%	66,782	10.70%	71,345	13.25%	68,002	14.51%	69,806	16.23%
Consumer	18,867	2.88%	18,880	3.03%	16,863	3.13%	17,065	3.64%	17,442	4.06%
Other	183	0.03%	516	0.08%	279	0.05%	158	0.03%	337	0.08%
Total, Net (1)	656,007	100.00%	624,121	100.00%	538,305	100.00%	468,655	100.00%	429,975	100.00%

(1)	Net of deferred loan fees

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2016	2015

Unused lines of credit	$115,832	$96,581
Commitments to make loans	37,906	9,854
Letters of credit	463	805

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 2.88% to 6.78% with maturities ranging up to 30 years.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2016 increased $4.9 million to $86.7 million from December 31, 2015.  Stockholders’ equity, excluding accumulated other comprehensive income, was $93.9 million at December 31, 2016 compared to $89.1 million at December 31, 2015.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and/or core deposit intangibles, resulting from the Kentucky First acquisition in 2003, the Peoples Bank acquisition in 2006 and the Madison Financial Corporation acquisition in 2015.  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	At December 31, 2016 (in thousands)
	2016	2015	Change
Stockholders’ Equity (1)	$93,928	$89,054	$4,874
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	14,210	14,205	5
Tier I Capital	86,718	81,849	4,869
Allowance for Loan Losses	7,616	6,596	1,020
Other	9	11	(2)
Tier II Capital	7,625	6,607	1,018
Total Capital	94,343	88,456	5,887
Total Risk Weighted Assets	$678,506	$662,816	$15,690
Ratios:
Common Equity Tier I Capital to Risk-weighted Assets	11.8%	11.3%	0.5%
Tier I Capital to Risk-weighted Assets	12.8%	12.4%	0.4%
Total Capital to Risk-weighted Assets	13.9%	13.4%	0.5%
Leverage	8.7%	8.6%	0.1%

(1)	Excluding accumulated other comprehensive income/loss.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions.  The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate.  The categories vary from “well capitalized” to “critically undercapitalized”.  A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 8% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2016, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

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

The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirement unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement was phased in beginning January 1, 2016 and will end January 1, 2019, when the full capital conservation buffer requirement will be effective.

In management’s opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $264.2 million at December 31, 2015 to $273.8 million at December 31, 2016.   Federal funds sold totaled $1.2 million at December 31, 2016 and $1.5 million at December 31, 2015.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of December 31, 2016 and 2015, the Company held $6 million and $0 in adjustable rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2016.

Securities Available for Sale and Trading Assets at Fair Value

	At December 31, 2016 (in thousands)
Investment Securities (at fair value)	2016	2015	2014

Available for Sale
U.S. government agencies	$36,528	$48,863	$60,586
States and political subdivisions	91,132	91,962	89,281
Mortgage-backed
Fixed -
GNMA, FNMA, FHLMC Passthroughs	51,557	55,141	43,072
GNMA, FNMA, FHLMC CMO’s	94,213	67,902	53,626
Total mortgage backed	145,770	123,043	96,698
Equity Securities	340	344	296
Total	$273,770	$264,212	$246,861

Trading Assets	$5,592	$5,531	$5,370

Maturity Distribution of Securities Available for Sale

	December 31, 2016 (in thousands)
		Over One	Over Five		Asset
		Year	Years	Over	Backed
	One Year	Through	Through	Fifteen	& Equity
	or Less	Five Years	Fifteen Years	Years	Securities	Total

Available for Sale
U.S. government agencies	$—	$16,020	$15,300	$5,208	$—	$36,528
States and political subdivisions	301	9,464	75,278	6,089	—	91,132
Mortgage-backed	—	—	—	—	145,770	145,770
Equity Securities	—	—	—	—	340	340
Total	301	25,484	90,578	11,297	146,110	273,770
Percent of Total	0.1%	9.3%	33.1%	4.1%	53.4%	100%
Weighted Average Yield (1)	5.37%	1.99%	3.22%	2.39%	2.63%	2.76%

(1)	Tax Equivalent yield

Trading assets totaling $5.6 million are generally held 60 days or less before being sold.

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

Certain assumptions, such as prepayment risks, are included in the model.  However, actual prepayments may differ from those assumptions.  In addition, immediate withdrawal of interest checking and other savings accounts may have an effect on the results of the model.  The Company has $5.6 million in market risk sensitive instruments which are held for trading purposes. These assets are held for a minimal period of time and are used to generate profits on short-term differences in price while earning interest while they are held.

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits.  As of December 31, 2016 the projected net interest income percentages are within the Board of Directors limits.  Please note that in the current low interest rate environment, many rates cannot decline 100 basis points.  Therefore, the projected net interest income changes below as of December 31, 2016 for a declining rate environment are not as relevant.  The projected net interest income report summarizing the Company’s interest rate sensitivity as of December 31, 2016 and 2015 is as follows:

Projected Net Interest Income (December 31, 2016)

		Level
Rate Change:	—100	Rates	+100	+300

Year One (1/17 - 12/17)
Net interest income	$30,735	$31,274	$31,216	$31,119

Net interest income dollar change	$(540)	$—	$(58)	$(155)

Net interest income percentage change	(1.7)%	N/A	(0.2)%	(0.5)%

Limitation on % Change	>-6.0%	N/A	>-4.0%	>-10.0%

Projected Net Interest Income (December 31, 2015)

		Level
Rate Change:	—100	Rates	+100	+300

Year One (1/16 - 12/16)
Net interest income	$31,475	$32,056	$31,944	$31,906

Net interest income dollar change	$(581)	$—	$(31)	$(150)

Net interest income percentage change	(1.8)%	N/A	(0.1)%	(0.5)%

Limitation on % Change	>-6.0%	N/A	>-4.0%	>-10.0%

The numbers in 2016 are comparable to 2015.  In 2016, year one reflected a decrease in projected net interest income of 0.2% compared to a 0.1% projected decrease in 2015 with a 100 basis point increase.  The 300 basis point increase in rates reflected a 0.5% decrease in net interest income in both 2016 and 2015.  The 100 point decrease in rates reflected a 1.7% decrease in net interest income in 2016 compared to a 1.8% decrease in 2015.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Total securities maturing within one year along with cash and cash equivalents totaled $43.6 million at December 31, 2016.  Additionally, securities available-for-sale with maturities greater than one year totaled $273.5 million at December 31, 2016.  The available for sale securities are available to meet liquidity needs on a continuing basis.  In addition, trading assets totaled $5.6 million at December 31, 2016.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.  In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.  At December 31, 2016 these balances totaled $123.8 million, approximately 15% of total deposits.

The Company also relies on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  We have sufficient collateral to borrow an additional $101 million from the Federal Home Loan Bank at December 31, 2016.  In addition, as of December 31, 2016, $61 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $303 million in brokered deposits.

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

	December 31,
Liquidity Ratios	2016	2015	2014
Average Loans (including loans held for sale)/Average Deposits	84.2%	82.6%	79.6%
Average Securities sold under agreements to repurchase and other borrowings/Average Assets	3.6%	2.9%	2.5%

The above table shows that the loan to deposit ratio increased both in 2016 and 2015.  The increase in the ratio for both 2016 and 2015 is attributed to loan growth exceeding deposit growth.

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

The Company’s 2016 consolidated financial statements have been audited by Crowe Horwath LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Kentucky Bancshares, Inc.

Paris, Kentucky

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP
Crowe Horwath LLP

Louisville, Kentucky
March 30, 2017

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

CONSOLIDATED BALANCE SHEETS

December 31

	12/31/2016	12/31/2015
ASSETS
Cash and due from banks	$42,052	$26,546
Federal funds sold	1,198	1,502
Cash and cash equivalents	43,250	28,048
Interest bearing time deposits	5,029	4,874
Securities available for sale	273,770	264,212
Trading Assets	5,592	5,531
Loans held for sale	724	624
Loans	656,007	624,121
Allowance for loan losses	(7,541)	(6,521)
Net loans	648,466	617,600
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	1,824	2,347
Assets held for sale	969	—
Bank premises and equipment, net	14,781	16,597
Interest receivable	3,715	3,681
Mortgage servicing rights	1,321	1,277
Goodwill	14,001	14,001
Other intangible assets	529	773
Other assets	7,442	8,085
Total assets	$1,028,447	$974,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$219,556	$209,289
Time deposits, $250,000 and over	74,302	61,199
Other interest bearing	509,123	488,493
Total deposits	802,981	758,981
Repurchase agreements	20,873	18,514
Long-term Federal Home Loan Bank advances	92,500	87,833
Note payable	4,090	4,794
Subordinated debentures	7,217	7,217
Interest payable	692	659
Other liabilities	7,122	7,273
Total liabilities	935,475	885,271

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,973,232 and 2,989,205 shares issued and outstanding at December 31, 2016 and December 31, 2015	20,767	20,730
Retained earnings	73,161	68,324
Accumulated other comprehensive income (loss)	(956)	359
Total stockholders’ equity	92,972	89,413
Total liabilities and stockholders’ equity	$1,028,447	$974,684

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

(in thousands, except per share data)	2016	2015	2014
Interest income
Loans, including fees	$30,000	$27,064	$23,857
Securities
Taxable	3,362	2,951	2,612
Tax exempt	2,618	2,680	2,812
Trading Assets	153	170	168
Other	421	320	282
	36,554	33,185	29,731
Interest expense
Deposits	2,211	2,024	2,038
Repurchase agreements and other borrowings	108	100	96
Federal Home Loan Bank advances	1,620	1,579	1,392
Note payable	233	109	—
Subordinated debentures	254	238	230
	4,426	4,050	3,756

Net interest income	32,128	29,135	25,975
Provision for loan losses	1,150	1,450	950
Net interest income after provision for loan losses	30,978	27,685	25,025

Other income
Service charges	5,086	4,408	4,240
Loan service fee income, net	71	206	66
Trust department income	1,086	1,056	979
Securities gains, net	287	412	966
Gain (loss) on trading assets, net	(92)	(9)	202
Gain on sale of loans	2,098	1,488	951
Brokerage income	778	597	554
Debit card interchange income	2,740	2,477	2,119
Other	95	849	81
	12,149	11,484	10,158
Other expenses
Salaries and employee benefits	17,930	16,583	14,806
Occupancy expense	3,772	3,781	3,308
Repossession expense, net	401	416	371
FDIC insurance	526	576	535
Legal and professional fees	1,628	1,050	1,067
Data processing	1,627	1,427	1,351
Debit card expenses	1,311	1,287	1,005
Amortization	247	205	140
Advertising and marketing	925	1,003	827
Taxes other than payroll, property and income	1,134	904	851
Telephone	345	317	341
Postage	357	379	321
Loan fees	198	334	346
Acquisition expense	—	858	—
Other	3,384	2,687	1,946
	33,785	31,807	27,215

Income before income taxes	9,342	7,362	7,968
Provision for income taxes	773	530	897

Net income	$8,569	$6,832	$7,071

Earnings per share:
Basic	$2.87	$2.40	$2.60
Diluted	2.87	2.40	2.60

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31

	2016	2015	2014

Net income	$8,569	$6,832	$7,071

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	(1,706)	(242)	9,931
Reclassification of realized amount	(287)	(412)	(966)
Net change in unrealized gain (loss) on securities	(1,993)	(654)	8,965
Less: Tax impact	(678)	(222)	3,048

Other comprehensive income (loss)	(1,315)	(432)	5,917

Comprehensive income	$7,254	$6,400	$12,988

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

						Accumulated
						Other	Total
	Common Stock		Preferred Stock		Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity
Balances, January 1, 2014	2,717,434	$12,570	—	$—	$60,229	$(5,126)	$67,673
Common stock issued including tax benefit, net (including stock grants of 5,615 shares and employee gifts of 49 shares)	7,159	2	—	—	—	—	2
Stock compensation expense	—	111	—	—	—	—	111
Common stock purchased and retired	(4,495)	(21)	—	—	(90)	—	(111)
Other comprehensive income	—	—	—	—	—	5,917	5,917
Net income	—	—	—	—	7,071	—	7,071
Dividends declared - $0.96 per share	—	—	—	—	(2,721)	—	(2,721)
Balances, December 31, 2014	2,720,098	$12,662	—	$—	$64,489	$791	$77,942

Assumption of Madison Financial Corporation preferred stock	—	$—	12,047	$4,390	$—	$—	$4,390
Redemption of Madison Financial Corporation preferred stock	—	—	(12,047)	(4,390)	—	—	(4,390)
Common stock issued including tax benefit, net (including stock grants of 7,475 shares and employee gifts of 74 shares)	6,719	2	—	—	—	—	2
Shares issued to acquire Madison Financial Corporation, net of issuance costs	263,361	7,939	—	—			7,939
Stock compensation expense	—	133	—	—	—	—	133
Common stock purchased and retired	(973)	(6)	—	—	(25)	—	(31)
Other comprehensive loss	—	—	—	—	—	(432)	(432)
Net income	—	—	—	—	6,832	—	6,832
Dividends declared - $1.00 per share	—	—	—	—	(2,972)	—	(2,972)
Balances, December 31, 2015	2,989,205	$20,730	—	$—	$68,324	$359	$89,413

Balances, January 1, 2016	2,989,205	$20,730	—	$—	$68,324	$359	$89,413
Common stock issued (including employee stock grants of 6,170 shares and director stock awards of 1,352 shares), net of 1,181 shares forfeited	6,341	49	—	—	—	—	49
Stock compensation expense	—	153	—	—	—	—	153
Common stock purchased and retired	(22,314)	(165)	—	—	(503)	—	(668)
Other comprehensive loss	—	—	—	—	—	(1,315)	(1,315)
Net income	—	—	—	—	8,569	—	8,569
Dividends declared - $1.08 per share	—	—	—	—	(3,229)	—	(3,229)
Balances, December 31, 2016	2,973,232	$20,767	—	$—	$73,161	$(956)	$92,972

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(in thousands)	2016	2015	2014

Cash flows from operating activities
Net income	$8,569	$6,832	$7,071
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,115	1,326	1,830
Provision for loan losses	1,150	1,450	950
Securities amortization, net	1,133	975	638
Securities (gains) losses, net	(287)	(412)	(966)
Net change in trading assets	(61)	(161)	(5,370)
Originations of loans held for sale	(62,275)	(48,953)	(37,043)
Proceeds from sale of loans	64,273	50,593	37,441
Gain on sale of loans	(2,098)	(1,488)	(951)
Stock based compensation expense	153	133	111
Losses (gain) on disposal of fixed assets	(331)	(4)	(2)
Losses (gain) on other real estate	(128)	(5)	(146)
Deferred taxes	(309)	(17)	3,048
Changes in:
Interest receivable	(34)	(73)	319
Write-downs of other real estate, net	187	252	144
Other assets	1,624	(1,163)	1,506
Interest payable	33	(42)	(94)
Other liabilities	(151)	(1,186)	(4,637)
Net cash from operating activities	$12,563	$8,057	$3,849

Cash flows from investing activities
Acquisition of Madison Financial Corp., net	—	3,514	—
Net change in interest bearing time deposits	(155)	(615)	(980)
Purchases of securities, available for sale	(145,232)	(84,479)	(127,326)
Proceeds from sales of securities, available for sale	23,888	21,627	73,985
Proceeds from principal payments and maturities of securities	108,949	71,988	46,170
Net change in loans	(35,357)	(12,211)	(73,304)
Proceeds from redemption of Federal Home Loan Bank Stock	—	—	749
Purchases of bank premises and equipment	(131)	(733)	(1,056)
Proceeds from sale of other real estate	4,199	5,848	2,053
Proceeds from sale of bank premises and equipment	4	7	2
Net cash from investing activities	$(43,835)	$4,946	$(79,707)

Cash flows from financing activities
Net change in deposits	44,000	8,289	37,468
Net change in repurchase agreements and other borrowings	2,359	(188)	(410)
Net change in short-term advances from Federal Home Loan Bank	—	(10,000)	10,000
Long-term FHLB advances	15,000	14,709	38,666
Payments on long-term FHLB advances	(10,333)	(10,661)	(12,728)
Proceeds from note payable	—	5,000	—
Payments on note payable	(704)	(206)	—
Redemption of acquired preferred shares and unpaid dividends and interest	—	(6,066)	—
Proceeds from issuance of common stock, including options and grants, including tax benefits	49	2	2
Purchase of common stock	(668)	(31)	(111)
Dividends paid	(3,229)	(2,972)	(2,721)
Net cash from financing activities	$46,474	$(2,124)	$70,166

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2016	2015	2014

Net change in cash and cash equivalents	$15,202	$10,879	$(5,692)

Cash and cash equivalents at beginning of year	28,048	17,169	22,861

Cash and cash equivalents at end of year	$43,250	$28,048	$17,169

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$4,393	$4,033	$3,850
Income taxes	800	200	1,200

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$3,735	$3,394	$3,275
Issuance of common stock in exchange for net assets in acquisition, net of issuance costs	—	7,939	—
Transfer of premises and equipment to held for sale	969	—	—

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

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or fair value as determined by outstanding commitments from investors or current secondary market prices, calculated on the aggregate loan basis.  The Company also provides for any losses on uncovered commitments to lend or sell.  Loans are generally sold with servicing rights retained but with some exceptions.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity are stated at the amount of unpaid principal, net of deferred loan origination fees and costs and acquired purchase premiums and discounts, reduced by an allowance for loan losses.  Interest income on loans is recognized  on the accrual basis except for those loans on a nonaccrual status.  Interest income on real estate mortgage (1-4 family residential and multi-family residential) and consumer loans is discontinued at the time the loan is 90 days delinquent, and interest income on real estate construction, non-farm and non-residential mortgage, agricultural and commercial loans is discontinued at the time the loan is 120 days delinquent, unless the loan is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.  Recorded investment is the outstanding loan balance, excluding accrued interest receivable.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $510 thousand, $486 thousand, and $471 thousand for the years ended December 31, 2016, 2015 and 2014 and are included in loan service fee income in the income statement.  Late fees and ancillary fees related to loan servicing are not material.

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

Investments in Limited Partnerships:  Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits.  The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments.  These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet.  These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable.  The investment recorded at December 31, 2016 was $4.7 million and $4.0 million at December 31, 2015, respectively, and is included with other assets in the balance sheet.

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

Purchased Credit Impaired Loans:  As part of the Madison Financial Corporation acquisition, the Company purchased loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased credit impaired loans are accounted for individually.  The Company estimated the amount and timing of expected cash flows for each loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan. The excess of the loan's contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

Over the life of the loan, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Adoption of New Accounting Standards

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” Issued in August 2016, ASU 2016-15 provides guidance to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments of ASU 2016-15 provide guidance on eight specific cash flow: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle.  The amendments of ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017.  Management has evaluated the amendments of ASU 2016-15 and does not believe that adoption of this ASU will impact Kentucky Bancshares existing presentation of the applicable cash receipts and cash payments on its consolidated statements of cash flows.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Kentucky Bancshares plans to adopt the amendments of ASU 2016-13 during the first quarter of 2020.

Kentucky Bancshares has established a steering committee which includes the appropriate members of Management to evaluate the impact this ASU will have on the Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.

ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions.  The amendments of ASU 2016-09 include: (i) requiring all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement; (ii) requiring excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flow; (iii) allowing an entity to make an entity-wide accounting policy election to either estimate the number of awards that expect to vest or account for forfeitures when they occur; (iv) change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (v) requiring that cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows.  The amendments of ASU 2016-09 became effective for Kentucky Bancshares on January 1, 2017 and did not have a material impact on Kentucky Bancshares consolidated financial statements.  The Company has made an entity-wide accounting policy election to account for forfeitures of stock awards as they occur.  Changes to Kentucky Bancshares consolidated statement of cash flows required by the amendments of ASU 2016-09 will be presented in the Quarterly Report on Form 10-Q for the three month period ending March 31, 2017.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.  Kentucky Bancshares plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019.  At adoption, Kentucky Bancshares will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis.  As of December 31, 2016, all leases in which Kentucky Bancshares was the lessee were classified as operating leases.  Kentucky Bancshares does not anticipant any material impact to its consolidated statements of income as a result of the adoption of this ASU.  The Company has an immaterial amount of leases in which it is the lessor.  Based on Management’s evaluation to date, the Company does not expect the amendments of ASU 2016-02 to have any material impact to these leases or the related income.  Management will continue to evaluate the impact this ASU will have on the Company’s consolidated financial statements; however, the adoption of ASU 2016-02 is not expected to have a material impact on Kentucky Bancshares consolidated financial statements.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.  The amendments of ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  Kentucky Bancshares plans to adopt the amendments of ASU 2016-01 during the first quarter of 2018.  Management has evaluated the impact this ASU will have on the Company’s consolidated financial statements.

Through this evaluation, Management has determined that the principal areas impacted by the amendments of ASU 2016-01 will be Kentucky Bancshares investment in member bank stock, which are equity securities that do not have readily determinable fair values, and various fair value related disclosures.  See Note 1 – Significant Accounting Policies, “Federal Home Loan Bank (FHLB): for information regarding Kentucky Bancshares investment in member bank stock.  The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  All subsequently issued ASUs which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  Kentucky Bancshares plans to adopt these amendments during the first quarter of 2018.  Management is continuing to evaluate the impact ASU 2014-09 will have on Kentucky Bancshares consolidated financial statements as well as the most appropriate transition method of application.  Based on this evaluation to date, Management has determined that the majority of the revenues earned by Kentucky Bancshares are not within the scope of ASU 2014-09.  Management also believes that for most revenue streams within the scope of ASU 2014-09, the amendments will not change the timing of when the revenue is recognized.  Management will continue to evaluate the impact the adoption of ASU 2014-09 will have on Kentucky Bancshares consolidated financial statements, focusing on noninterest income sources within the scope of ASU 2014-09 as well as new disclosures required by these amendments; however, the adoption of ASU 2014-09 is not expected to have a material impact on Kentucky Bancshares consolidated financial statements.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement was $2.3 million at December 31, 2016 and $0 at December 31, 2015.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2016 and 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
December 31, 2016
U. S. government agencies	$36,454	$373	$(299)	$36,528
States and political subdivisions	90,117	1,731	(716)	91,132
Mortgage-backed - residential	148,327	120	(2,677)	145,770
Equity securities	320	20	—	340
Total	$275,218	$2,244	$(3,692)	$273,770

December 31, 2015
U. S. government agencies	$49,012	$51	$(200)	$48,863
States and political subdivisions	89,501	2,644	(183)	91,962
Mortgage-backed - residential	124,834	210	(2,001)	123,043
Equity securities	320	24	—	344
Total	$263,667	$2,929	$(2,384)	$264,212

The amortized cost and fair value of securities at December 31, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value

Due in one year or less	$3,300	$3,299
Due after one year through five years	22,097	22,486
Due after five years through ten years	55,715	55,829
Due after ten years	45,459	46,046
	126,571	127,660
Mortgage-backed - residential	148,327	145,770
Equity	320	340
Total	$275,218	$273,770

Trading assets totaling $5.6 million are excluded from securities available for sale and consist primarily of municipal securities which are generally held for a minimal period of time.

Proceeds from sales of securities during 2016, 2015 and 2014 were $23.9 million, $21.7 million and $74.0 million. Gross gains of $317 thousand, $425 thousand, and $1.4 million and gross losses of $30 thousand, $13 thousand and $400 thousand, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $98 thousand, $140 thousand and $328 thousand, respectively.

Securities with an approximate carrying value of $252.4 million and $246.2 million at December 31, 2016 and 2015, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year end 2016 and 2015 not recognized in income are as follows:

2016

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$28,202	$(299)	$—	$—	$28,202	$(299)
States and municipals	27,834	(716)	—	—	27,834	(716)
Mortgage-backed - residential	119,802	(1,938)	13,652	(739)	133,454	(2,677)
Total temporarily impaired	$175,838	$(2,953)	$13,652	$(739)	$189,490	$(3,692)

2015

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$15,243	$(56)	$30,293	$(144)	$45,536	$(200)
States and municipals	10,938	(102)	4,065	(81)	15,003	(183)
Mortgage-backed - residential	77,898	(1,231)	23,488	(770)	101,386	(2,001)
Total temporarily impaired	$104,079	$(1,389)	$57,846	$(995)	$161,925	$(2,384)

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

At December 31, 2016, eleven U.S. government agency securities have unrealized losses of 1.1% from their amortized cost, seventy mortgage-backed securities have unrealized losses of 1.6% from their amortized cost basis, and fifty two states and municipals have unrealized losses of 1.8% from their amortized cost basis.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  The Company believes there is no other than temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

NOTE 4 - LOANS

Loans at year-end were as follows:

	12/31/2016	12/31/2015

Commercial	$77,436	$55,929
Real estate construction	29,169	29,320
Real estate mortgage:
1-4 family residential	244,638	230,721
Multi-family residential	47,199	38,281
Non-farm & non-residential	176,024	183,692
Agricultural	62,491	66,782
Consumer	18,867	18,880
Other	183	516
Total	$656,007	$624,121

As discussed under Footnote 23 “Acquisition”, the above loan balances include loans purchased in the acquisition of Madison Financial Corporation.  All loan balances acquired in the Madison Financial Corporation acquisition have no allocated allowance for loan losses. The composition of loans acquired, as of December 31, 2016 and December 31, 2015, is as follows:

	12/31/2016	12/31/2015
Commercial	$1,113	$1,505
Real estate construction	398	1,616
Real estate mortgage:
1-4 family residential	11,462	16,376
Multi-family residential	5,043	5,652
Non-farm & non-residential	13,024	29,029
Agricultural	1,940	2,194
Consumer	107	379
Total	$33,087	$56,751

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2016, 2015 and 2014 (in thousands):

	Beginning				Ending
December 31, 2016	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$486	$(5)	$39	$269	$789
Real estate Construction	411	—	15	138	564
Real estate mortgage:
1-4 family residential	2,081	(126)	19	327	2,301
Multi-family residential	458	—	12	111	581
Non-farm & non-residential	1,213	—	454	(464)	1,203
Agricultural	678	(193)	50	321	856
Consumer	525	(298)	80	240	547
Other	60	(908)	731	177	60
Unallocated	609	—	—	31	640
	$6,521	$(1,530)	$1,400	$1,150	$7,541

	Beginning				Ending
December 31, 2015	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$339	$(30)	$—	$177	$486
Real estate Construction	446	—	11	(46)	411
Real estate mortgage:
1-4 family residential	1,829	(284)	33	503	2,081
Multi-family residential	495	(94)	30	27	458
Non-farm & non-residential	813	—	86	314	1,213
Agricultural	998	(242)	23	(101)	678
Consumer	520	(283)	66	222	525
Other	32	(1,017)	760	285	60
Unallocated	540	—	—	69	609
	$6,012	$(1,950)	$1,009	$1,450	$6,521

	Beginning				Ending
December 31, 2014	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$230	$(258)	$—	$367	$339
Real estate Construction	358	—	14	74	446
Real estate mortgage:
1-4 family residential	2,169	(274)	59	(125)	1,829
Multi-family residential	427	(42)	57	53	495
Non-farm & non-residential	564	—	368	(119)	813
Agricultural	578	(8)	27	401	998
Consumer	548	(239)	67	144	520
Other	51	(519)	369	131	32
Unallocated	516	—	—	24	540
	$5,441	$(1,340)	$961	$950	$6,012

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans totaled $1.9 million at December 31, 2016 and $3.5  million at December 31, 2015.

There was no associated allowance for loan losses as of December 31, 2016 or December 31, 2015 for purchased credit impaired loans.  The contractually required payments of these loans were $2.6 million at December 31, 2016.

Accretable yield, or income expected to be collected, is as follows (in thousands):

	Year Ended	Year Ended
	12/31/2016	12/31/2015

Balance, beginning of period	$408	$—
New loans purchased	—	505
Accretion of income	168	97
Balance, end of period	$240	$408

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.4 million and $2.3 million) in loans by portfolio segment and based on impairment method as of December 31, 2016 and December 31, 2015 (in thousands):

	Individually	Collectively	Purchased
	Evaluated for	Evaluated for	Credit
As of December 31, 2016	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$789	$—	$789
Real estate construction	—	564	—	564
Real estate mortgage:
1-4 family residential	99	2,202	—	2,301
Multi-family residential	—	581	—	581
Non-farm & non-residential	15	1,188	—	1,203
Agricultural	427	429	—	856
Consumer	—	547	—	547
Other	—	60	—	60
Unallocated	—	640	—	640
	$541	$7,000	$—	$7,541
Loans:
Commercial	$97	$77,339	$—	$77,436
Real estate construction	153	29,016	—	29,169
Real estate mortgage:
1-4 family residential	2,704	240,906	1,028	244,638
Multi-family residential	—	46,637	562	47,199
Non-farm & non-residential	1,725	174,154	145	176,024
Agricultural	3,315	58,998	178	62,491
Consumer	—	18,867	—	18,867
Other	—	183	—	183
	$7,994	$646,100	$1,913	$656,007

	Individually	Collectively	Purchased
	Evaluated for	Evaluated for	Credit
As of December 31, 2015	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$486	$—	$486
Real estate construction	—	411	—	411
Real estate mortgage:
1-4 family residential	128	1,953	—	2,081
Multi-family residential	—	458	—	458
Non-farm & non-residential	181	1,032	—	1,213
Agricultural	339	339	—	678
Consumer	—	525	—	525
Other	—	60	—	60
Unallocated	—	609	—	609
	$648	$5,873	$—	$6,521
Loans:
Commercial	$—	$55,924	$5	55,929
Real estate construction	835	28,474	11	29,320
Real estate mortgage:
1-4 family residential	1,454	226,523	2,744	230,721
Multi-family residential	—	38,281	—	38,281
Non-farm & non-residential	2,882	179,913	897	183,692
Agricultural	4,298	61,921	563	66,782
Consumer	—	18,880	—	18,880
Other	—	516	—	516
Total	$9,469	$610,432	$4,220	$624,121

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(in thousands):	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$97	$97	$—	$48	$30	$30
Real estate construction	153	153	—	494	9	9
Real estate mortgage:
1-4 family residential	606	606	—	488	—	—
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	—	—	—	—	—	—
Agricultural	654	654	—	561	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Real estate mortgage
1-4 family residential	2,098	2,098	99	1,590	56	56
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	1,725	1,725	15	2,303	71	71
Agricultural	2,661	2,661	427	3,309	25	25
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$7,994	$7,994	$541	$8,795	$191	$191

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015.

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(in thousands):	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	835	835	—	820	29	29
Real estate mortgage:
1-4 family residential	370	370	—	1,493	15	15
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	—	—	—	68	—	—
Agricultural	469	469	—	335	14	14
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Real estate mortgage
1-4 family residential	1,083	1,083	128	1,916	6	6
Multi-family residential	—	—	—	24	—	—
Non-farm & non-residential	2,882	2,882	181	2,885	29	29
Agricultural	3,830	3,830	339	4,379	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$9,469	$9,469	$648	$11,920	$93	$93

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(in thousands):	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate mortgage:
1-4 family residential	1,618	1,618	—	1,147	25	25
Multi-family residential	—	—	—	—	—	—
Non-farm & non-residential	—	—	—	552	—	—
Agricultural	442	442	—	2,696	29	29
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Real estate mortgage
1-4 family residential	480	480	56	990	18	18
Multi-family residential	264	264	94	284	5	5
Non-farm & non-residential	2,958	2,958	136	3,173	115	115
Agricultural	8,037	8,037	712	5,341	116	116
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$13,799	$13,799	$998	$14,183	$308	$308

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Nonaccrual loans secured by real estate make up 96.9% of the total nonaccrual loans.

The following tables present the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual, and troubled debt restructurings, excluding purchase credit impaired loans, by class of loans as of December 31, 2016 and 2015 (in thousands):

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
As of December 31, 2016	Nonaccrual	Accruing	Restructurings

Commercial	$3	$11	$—
Real estate construction	—	153	—
Real estate mortgage:
1-4 family residential	2,725	31	338
Multi-family residential	25	—	—
Non-farm & non-residential	272	—	1,725
Agricultural	1,541	724	—
Consumer	—	8	—

Total	$4,566	$927	$2,063

Loans included in totals above acquired from Madison Financial Corporation	$578	$22	$—

		Loans Past Due
		Over 90 Days
		Still	Troubled Debt
As of December 31, 2015	Nonaccrual	Accruing	Restructurings

Commercial	$6	$—	$—
Real estate construction	145	365	—
Real estate mortgage:
1-4 family residential	1,531	471	468
Multi-family residential	—	—	—
Non-farm & non-residential	481	137	1,777
Agricultural	4,171	—	—
Consumer	17	27	—
Other	—	—	—

Total	$6,351	$1,000	$2,245

Loans included in totals above acquired from Madison Financial Corporation	$1,107	$446	$—

The following tables present the aging of the recorded investment in past due and non-accrual loans as of December 31, 2016 and 2015 by class of loans (in thousands):

2016	30–59	60–89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$54	$45	$11	$3	$113	$77,323
Real estate construction	—	—	153	—	153	29,016
Real estate mortgage:
1-4 family residential	2,310	228	31	2,725	5,294	239,344
Multi-family residential	391	3	—	25	419	46,780
Non-farm & non-residential	159	61	—	272	492	175,532
Agricultural	647	61	724	1,541	2,973	59,518
Consumer	97	37	8	—	142	18,725
Other	—	—	—	—	—	183

Total	$3,658	$435	$927	$4,566	$9,586	$646,421

Loans included in totals above acquired from Madison Financial Corp.	$155	$—	$22	$578	$755	$32,332

2015	30–59	60–89	Greater than		Total
	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$2,323	$99	$—	$6	$2,428	$53,501
Real estate construction	—	—	365	145	510	28,810
Real estate mortgage:
1-4 family residential	1,508	264	471	1,531	3,774	226,947
Multi-family residential	—	—	—	—	—	38,281
Non-farm & non-residential	37	121	137	481	776	182,916
Agricultural	229	251	—	4,171	4,651	62,131
Consumer	50	45	27	17	139	18,741
Other	—	—	—	—	—	516

Total	$4,147	$780	$1,000	$6,351	$12,278	$611,843

Loans included in totals above acquired from Madison Financial Corp.	$5	$84	$446	$1,107	$1,642	$55,109

Troubled Debt Restructurings:

At December 31, 2016 and 2015, the Company had a recorded investment in troubled debt restructurings of $2.1 million and $2.2 million.  The Company has allocated $40 thousand and $101 thousand in reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 and 2015.  The Company has not committed to lend additional amounts as of December 31, 2016 and 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ending December 31, 2016 and 2015, no loans were modified that met the definition of troubled debt restructuring.

The allowance for loan losses for loans classified as troubled debt restructurings decreased $61 thousand for the year ending December 31, 2016 and increased $101 thousand for the year ending December 31, 2015.  Loans classified as troubled debt restructurings  resulted in no charge offs during the periods ending December 31, 2016 and 2015.  For the years ending December 31, 2016, 2015 and 2014, no loans modified as troubled debt restructurings had defaulted on payment.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following tables present the risk category of loans by class of loans, based on the most recent analysis performed, as of December 31, 2016 and 2015 (in thousands):

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$76,346	$1,078	$12	$—
Real estate construction	28,577	—	592	—
Real estate mortgage:
1-4 family residential	232,969	4,031	7,627	11
Multi-family residential	43,681	2,617	901	—
Non-farm & non-residential	167,451	8,185	388	—
Agricultural	58,155	1,367	2,969	—

Total	$607,179	$17,278	$12,489	$11

Loans included in totals above acquired from Madison Financial Corporation	$30,359	$480	$2,248	$—

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$54,392	$1,323	$215	$—
Real estate construction	26,835	1,402	1,083	—
Real estate mortgage:
1-4 family residential	216,661	6,155	7,903	—
Multi-family residential	35,221	2,916	143	—
Non-farm & non-residential	178,289	4,448	955	—
Agricultural	60,177	1,198	5,407	—

Total	$571,575	$17,442	$15,706	$—

Loans included in totals above acquired from Madison Financial Corporation	$44,367	$2,533	$3,189	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $8 thousand at December 31, 2016 and $44 thousand at December 31, 2015.

Non-consumer loans with an outstanding balance less than $200 thousand are evaluated similarly to consumer loans. Loan performance is evaluated based on delinquency status. Both are reviewed at least quarterly and credit quality grades are updated as needed.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2016 and 2015.  An analysis of the activity with respect to all director and executive officer loans is as follows (in thousands):

	2016	2015

Balance, beginning of year	$1,673	$1,706
New loans	74	—
Effect of changes in composition of related parties	(590)	—
Repayments	(9)	(33)

Balance, end of year	$1,148	$1,673

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $206.8 million and $196.2 million at December 31, 2016 and 2015.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $935 thousand and $890 thousand at December 31, 2016 and 2015.

Activity for mortgage servicing rights and the related valuation allowance follows (in thousands):

	2016	2015	2014

Servicing Rights, net:
Beginning balance	$1,277	$1,209	$1,344
Additions	483	348	270
Amortization	(334)	(339)	(385)
Change in valuation allowance	(105)	59	(20)

Ending balance	$1,321	$1,277	$1,209

Valuation Allowance:
Beginning balance	$20	$79	$59
Additions expensed	109	—	34
Reductions credited to operations	4	59	14

Ending balance	$125	$20	$79

The fair value of servicing rights was $1.8 million and $1.7 million at year-end 2016 and 2015.  Fair value at year-end 2016 was determined using a discount rate of 12.0%, prepayment speeds ranging from 8.5% to 45.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%. Fair value at year-end 2015 was determined using a discount rate of 12.0%, prepayment speeds ranging from 8.1% to 21.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 16.3 years.  Estimated amortization expense for each of the next five years is (in thousands):

2017	$212
2018	162
2019	125
2020	101
2021	82

NOTE 5 - REAL ESTATE OWNED

Activity in real estate owned was as follows (in thousands):

	Year Ended
	December 31,
	2016	2015

Beginning of year, net	$2,347	$4,603
Additions	3,735	3,394
Acquired with Madison Financial Corporation	—	445
Sales	(4,071)	(7,062)
(Additions) subtractions to valuation allowance, net	(187)	967

End of period, net	$1,824	$2,347

Activity in the valuation allowance was as follows (in thousands):

	Year Ended
	December 31,
	2016	2015	2014

Beginning of year	$616	$1,583	$1,524
Write-downs of other real estate, net	187	252	144
Reductions from sale	—	(1,219)	(85)

End of Period	$803	$616	$1,583

Expenses related to foreclosed assets include (in thousands):

	Year Ended
	December 31,
	2016	2015	2014

Net (gain) loss on sales, included in other income on income statement	$(128)	$(5)	$(146)
Additions to valuation allowance, net	187	252	144
Operating expenses, net of rental income	214	164	227
Repossession expense, net	401	416	371

Net expenses	$273	$411	$225

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows (in thousands):

	2016	2015

Land and buildings	$20,076	$20,755
Furniture and equipment	17,785	17,773
Construction in process	438	—
	38,299	38,528

Less accumulated depreciation	(22,549)	(21,931)
	15,750	16,597

Less: Held for sale	(969)	—

	$14,781	$16,597

Depreciation expense was $1.3 million, $1.4 million and $1.3 million in 2016, 2015, and 2014.

Certain premises, not included in premises and equipment above, are leased under operating leases.  Minimum rental payments are as follows (in thousands):

2017	$308
2018	307
2019	309
2020	271
2021	276
Thereafter	819
$2,290

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows (in thousands):

	2016	2015	2014

Beginning of year	$14,001	$13,117	$13,117
Acquired goodwill	—	884	—
Impairment	—	—	—

End of year	$14,001	$14,001	$13,117

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

Our annual impairment analysis as of December 31, 2016 and 2015 indicated that the Step 2 analysis was not necessary.  If needed, Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Acquired intangible assets were as follows at year-end (in thousands):

	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$800	$271	$3,330	$2,557

Aggregate amortization expense was $244 thousand, $205 thousand and $140 thousand for 2016, 2015 and 2014.

Estimated amortization expense for each of the next five years (in thousands):

2017	$160
2018	131
2019	102
2020	74
2021	45

NOTE 8 - DEPOSITS

Time deposits of $250 thousand or more were $74.3 million and $61.2 million at year-end 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of time deposits for the next five years are as follows (in thousands):

2017	$140,877
2018	30,081
2019	11,118
2020	10,679
2021	9,806

Certain directors and executive officers of the Company and companies in whom they have beneficial ownership are deposit customers of the Bank. The amount of these deposits was approximately $5.8 million and $7.3  million at December 31, 2016 and 2015.

NOTE 9 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government securities and mortgage-backed securities with a total carrying amount of $29.4 million and $18.5 million at year-end 2016 and 2015.

Repurchase agreements range in maturities from 1 day to 41 months.  The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement.  Information concerning repurchase agreements for 2016, 2015 and 2014 is summarized as follows (in thousands):

	2016	2015	2014

Average daily balance during the year	$23,755	$16,596	$12,270
Average interest rate during the year	0.45%	0.59%	0.76%
Maximum month-end balance during the year	$27,214	$19,874	$13,788
Weighted average interest rate at year end	0.50%	0.54%	0.75%

On July 20, 2015, the Company borrowed $5 million which had an outstanding balance of $4.1 million at December 31, 2016 and $4.8 million at December 31, 2015. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by the Company’s stock. The maturity schedule for the term loan as of December 31, 2016 is as follows:

2017	$383
2018	403
2019	423
2020	445
2021	467
Thereafter	1,969
$4,090

At December 31, 2015 the Company had a $5 million revolving promissory note with a maturity date of July 19, 2016.  Upon maturity, the Company renewed the revolving promissory note. The new note has similar terms as the original note and matures July 18, 2017. The Company had no outstanding balances related to this promissory note at December 31, 2016 or 2015.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows (in thousands):

	2016	2015
Long Term Advances
Maturities range from June 2017 through March 2030, fixed rates from 1.00% to 6.86%, averaging 1.75% in 2016 and 1.77% in 2015	$92,500	$87,833

Advances are paid either on a monthly basis or at maturity.  All advances require a prepayment penalty, and are secured by the Federal Home Loan Bank stock and substantially all first-mortgage residential, multi-family and farm real estate loans.

Scheduled principal payments due on advances during the years subsequent to December 31, 2016 are as follows

(in thousands):

2017	$15,656
2018	17,691
2019	12,433
2020	19,275
2021	7,401
Thereafter	20,044

$92,500

NOTE 11 - SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”).  The Trust issued $217 thousand of common securities to the Company and $7 million of trust preferred securities as part of a pooled offering of such securities.  The Company issued $7.2 million subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust.  The debentures paid interest quarterly at 7.06% for the first 5 years.  Starting September 2008, the rate converted to three-month LIBOR plus 3.00% adjusted quarterly, which was 4.00% at year-end 2016.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

NOTE 12 - INCOME TAXES

Income tax expense was as follows (in thousands):

	2016	2015	2014

Current	$1,082	$629	$853
Deferred	(309)	(99)	44

	$773	$530	$897

Year-end deferred tax assets and liabilities were due to the following (in thousands).  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2016	2015

Deferred tax assets
Allowance for loan losses	$2,589	$2,233
Other real estate owned	237	295
Nonaccrual loan interest	54	36
Accrued expenses	212	189
Acquisition market value adjustments	571	814
AMT tax credit	92	200
General business tax carryforward	—	244
Net operating loss carryforward	—	116
Unrealized loss on securities	492	—
Low income housing investments	150	—
Unearned income	362	—
Other	88	82
Deferred tax liabilities
Unrealized gain on securities	—	(185)
Bank premises and equipment	(1,041)	(1,109)
FHLB stock	(1,308)	(1,308)
Prepaid expenses	(260)	(263)
Mortgage servicing rights	(434)	(434)
Core deposit intangibles	(180)	(262)
Low income housing investments	—	(69)
Acquisition loan loss recapture	(236)	(193)
Other	(194)	(178)

Net deferred tax asset	$1,194	$208

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2016	2015	2014

U. S. federal income tax rate	34.0%	34.0%	34.0%
Changes from the statutory rate
Tax-exempt interest income	(14.1)	(16.3)	(14.7)
Historic and low income tax credits	(9.4)	(8.2)	(7.0)
Insurance captive	(3.3)	(3.7)	(1.8)
Non-deductible interest expense related to carrying tax-exempt investments	0.4	0.4	0.4
Non-deductible merger expenses	—	0.9	—
Other	0.7	0.1	0.4

	8.3%	7.2%	11.3%

Federal income tax laws provided the First Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $441 thousand liability at December 31, 2016.  The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve.  However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $441 thousand would be recorded as expense.

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2016 and 2015.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2013.

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow (in thousands):

	2016	2015	2014
Basic Earnings Per Share
Net income	$8,569	$6,832	$7,071
Weighted average common shares outstanding	2,991	2,842	2,721
Basic earnings per share	$2.87	$2.40	$2.60

Diluted Earnings Per Share
Net income	$8,569	$6,832	$7,071
Weighted average common shares outstanding	2,991	2,842	2,721
Add effect of dilutive shares	—	—	—
Weighted average common shares outstanding including dilutive shares	2,991	2,842	2,721
Diluted earnings per share	$2.87	$2.40	$2.60

Stock options of 1,200 shares common stock from 2016, 2,400 shares common stock from 2015 and 12,625 shares common stock from 2014 were excluded from diluted earnings per share because their impact was antidilutive.  No  restricted stock grants for 2016, 2015 and 2014 were excluded from diluted earnings per share because their impact was antidilutive.

NOTE 14 - RETIREMENT PLAN

The Company has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision.  Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors.  Expense recognized in connection with the plan was $925 thousand, $815 thousand and $729 thousand in 2016, 2015 and 2014.

NOTE 15 - STOCK BASED COMPENSATION

The Company has four share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $153 thousand, $133 thousand, and $111 thousand for 2016, 2015 and 2014.

Two Stock Option Plans

Under the expired 1993 Non-Employee Directors Stock Ownership Incentive Plan, the Company had also granted certain directors stock option awards which vest and become fully exercisable immediately and provided for issuance of up to 20,000 options.  The exercise price of each option, which has a ten year life, was equal to the market price of the Company’s stock on the date of grant.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses various assumptions.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  No options were granted in 2016, 2015 or 2014.

Summary of activity in the two expired stock option plans for 2016 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, beginning of year	2,400	$30.37
Granted	—	—
Forfeited or expired	(1,200)	29.75
Exercised	—	—
Outstanding, end of year	1,200	$31.00	9.2 months	$1,800
Vested and expected to vest	1,200	$31.00	9.2 months	$1,800
Exercisable, end of period	1,200	$31.00	9.2 months	$1,800

Options outstanding at year-end 2016 were as follows:

		Outstanding		Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life (Months)	Price	Options	Price

From $31.00 to $31.00 per share	1,200	9.2	$ 31.00	1,200	$ 31.00

As of December 31, 2016, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, as of December 31, 2016, neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

Under its expired 2005 Restricted Stock Grant Plan, total shares issuable under the plan were 50,000.  There were no shares issued during 2016 and 5,385 shares issued during 2015.  There were 916 shares forfeited during 2016 and 88 shares forfeited during 2015.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2016	17,551	$404,351	$23.04
Granted	—	—	—
Vested	(5,999)	(128,453)	21.41
Forfeited	(916)	(22,380)	24.43
Nonvested at December 31, 2016	10,636	$253,518	$23.84

As of December 31, 2016, there was $160 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.4 years.  The total grant-date fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $128 thousand, $105 thousand and $88 thousand. The vesting-date fair value of shares vested during 2016, 2015 and 2014 is immaterially different when compared to the grant-date fair value. Since the plan has expired, as of December 31, 2016, no additional restricted stock share awards  will be issued.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 6,170 shares issued during 2016 and 1,465 shares issued during 2015.  There were 265 shares forfeited during 2016 and none during 2015.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2016	1,945	$54,024	$27.78
Granted	6,170	182,941	29.65
Vested	(553)	(15,255)	27.59
Forfeited	(265)	(7,857)	29.65
Nonvested at December 31, 2016	7,297	$213,853	$29.31

As of December 31, 2016 there was $172 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.9 years.  The total grant-date fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $15 thousand, $6 thousand and $4. The vesting-date fair value of shares vested during 2016, 2015 and 2014 is immaterially different when compared to the grant-date fair value. As of December 31, 2016, the 2009 stock award plan allows for additional restricted stock share awards of up to 142 thousand shares.

NOTE 16 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years.  During 2017 the Bank could, without prior approval, declare dividends on any 2017 net profits retained to the date of the dividend declaration plus $5.6 million.

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

2016

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$36,528	$—	$36,528	$—
States and municipals	91,132	—	91,132	—
Mortgage-backed - residential	145,770	—	145,770	—
Equity securities	340	340	—	—
Trading Assets	5,592	1,608	3,984	—
Total	$279,362	$1,948	$277,414	$—

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$48,863	$—	$48,863	$—
States and municipals	91,962	—	91,962	—
Mortgage-backed - residential	123,043	—	123,043	—
Equity securities	344	344	—	—
Trading Assets	5,531	1,617	3,914	—
Total	$269,743	$1,961	$267,782	$—

There were no transfers between level 1 and level 2 during 2016 or 2015.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2016 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real Estate Mortgage:
1-4 family Residential	$1,685	$—	$—	$1,685
Agricultural	2,234	—	—	2,234
Other real estate owned, net:
Residential	956	—	—	956
Commercial	272	—	—	272
Loan servicing rights	1,083	—	—	1,083

	Fair Value Measurements at December 31, 2015 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real Estate Mortgage:
Multi-family residential	$540	$—	$—	$540
Non-farm & non-residential	285	—	—	285
Agricultural	—	—	—	—
Other real estate owned, net:
Residential	1,504	—	—	1,504
Loan servicing rights	87	—	—	87

Impaired loans measured for impairment using the fair value of the collateral had a net carrying amount of  $3.9 million, with a valuation allowance of $502 thousand at December 31, 2016.  During 2016, four new loans became impaired resulting in an additional provision for loan losses of $427 thousand.  The total allowance for specific impaired loans decreased $107 thousand for the year ending December 31, 2016.  At December 31, 2015, impaired loans measured for impairment using the fair value of the collateral had a net carrying amount of $825 thousand, with a valuation allowance of $170 thousand, resulting in an additional provision for loan losses of $170 thousand for the year ending December 31, 2015.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $1.2 million, which is made up of the outstanding balance of $2.0 million, net of a valuation allowance of $803 thousand at December 31, 2016.  Write-downs of other real estate totaled $187 thousand for the year ending December 31, 2016.  At December 31, 2015, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $1.5 million, which was made up of the outstanding balance of $2.1 million, net of a valuation allowance of $616 thousand at December 31, 2015. Write-downs of other real estate totaled $252 thousand for the year ending December 31, 2015.

Certain impaired loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $1.1 million, which is made up of the outstanding balance of $1.2 million, net of a valuation allowance of $125 thousand at December 31, 2016.  Net write-downs for the loan servicing rights totaled $105 thousand for the year ending December 31, 2016.  At December 31, 2015, impaired loan servicing rights were carried at their fair value of $87 thousand, which is made up of the outstanding balance of $106 thousand, net of a valuation allowance of $20 thousand at December 31, 2015. Net Recoveries for prior write-downs were recorded in the amount of $59 thousand for the year ending December 31, 2015.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and 2015:

				Range
December 31, 2016	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$1,685	sales comparison	adjustment for differences between the comparable sales	0%-21%	(10)%
Agricultural	2,234	sales comparison	adjustment for differences between the comparable sales	2%-75%	(9)%
Other real estate owned:
Residential	956	sales comparison	adjustment for differences between the comparable sales	1%-16%	(9)%
Commercial	272	income approach	capitalization rate	10%-10%	(10)%
Loan Servicing Rights	1,083	discounted cash flow	constant prepayment rates	8%-45%	(13)%

				Range
December 31, 2015	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$540	sales comparison	adjustment for differences between the comparable sales	1%-12%	(7)%
Non-farm & non-residential	285	sales comparison	adjustment for differences between the comparable sales	23%-31%	(27)%
Other real estate owned:
Residential	1,504	sales comparison	adjustment for differences between the comparable sales	10%-28%	(19)%
		income approach	capitalization rate	10%-10%	(10)%
Loan Servicing Rights	87	discounted cash flow	constant prepayment rates	8%-21%	(11)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2016 and December 31, 2015 are as follows:

December 31, 2016:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$43,250	$43,250	$—	$—	$43,250
Interest bearing deposits	5,029	5,029	—	—	5,029
Securities	273,770	340	273,430	—	273,770
Trading assets	5,592	1,608	3,984	—	5,592
Loans held for sale	724	—	750	—	750
Loans, net	648,466	—	—	648,234	648,234
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,715	—	1,334	2,381	3,715
Financial liabilities
Deposits	$802,981	$607,617	$195,528	$—	$803,145
Securities sold under agreements to repurchase	20,873	—	21,006	—	21,006
Long-term Federal Home Loan Bank advances	92,500	—	91,015	—	91,015
Note payable	4,090		4,564		4,564
Subordinated debentures	7,217	—	—	7,210	7,210
Interest payable	692	—	639	53	692

December 31, 2015:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$28,048	$28,048	$—	$—	$28,048
Interest bearing deposits	4,874	4,874	—	—	4,874
Securities	264,212	344	263,868	—	264,212
Trading assets	5,531	1,617	3,914	—	5,531
Mortgage loans held for sale	624	—	633	—	633
Loans, net	617,600	—	—	616,206	616,206
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,681	—	1,358	2,323	3,681
Financial liabilities
Deposits	$758,981	$557,146	$203,192	$—	$760,338
Securities sold under agreements to repurchase	18,514	—	18,523	—	18,523
FHLB advances	87,833	—	82,349	—	82,349
Note payable	4,794	—	5,431	—	5,431
Subordinated debentures	7,217	—	—	7,206	7,206
Interest payable	659	—	649	10	659

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$—	$102,088	$—	$96,581
Commitments to make loans	12,526	17,040	9,854	11,894
Letters of credit	—	463	—	805

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are originated at current market rates ranging from 2.88% to 6.78% with maturities ranging up to 30 years.

NOTE 19 - CAPITAL REQUIREMENTS

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for US banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Under the Basell III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios.  The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019.  The capital conservation buffer for 2016 is 0.625%.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Management believes as of December 31,2016, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2016 and 2015, that the Bank meets all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2016
Consolidated
Total Capital (to Risk-Weighted Assets)	$94,343	13.9%	$54,280	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	86,718	12.8	40,710	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	79,718	11.8	30,533	4.5	N/A	N/A
Tier I Capital (to Average Assets)	86,718	8.7	39,795	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$95,118	14.0%	$54,246	8.0%	$67,808	10.0%
Tier I Capital (to Risk-Weighted Assets)	87,493	12.9	40,685	6.0	54,246	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	87,493	12.9	30,513	4.5	44,075	6.5
Tier I Capital (to Average Assets)	87,493	8.8	39,671	4.0	49,588	5.0

December 31, 2015
Consolidated
Total Capital (to Risk-Weighted Assets)	$88,456	13.3%	$53,025	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	81,849	12.4	39,769	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	74,849	11.3	29,827	4.5	N/A	N/A
Tier I Capital (to Average Assets)	81,849	8.6	38,232	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$90,855	13.7%	$52,981	8.0%	$66,227	10.0%
Tier I Capital (to Risk-Weighted Assets)	84,248	12.7	39,736	6.0	52,981	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	84,248	12.7	29,802	4.5	43,047	6.5
Tier I Capital (to Average Assets)	84,248	8.9	38,124	4.0	47,654	5.0

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31

	2016	2015
	(In Thousands)
ASSETS
Cash on deposit with subsidiaries	$1,317	$500
Investment in subsidiaries	102,658	100,495
Securities available for sale	70	70
Other assets	287	369

Total assets	$104,332	$101,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Note payable	$4,090	$4,794
Subordinated debentures	7,217	7,217
Other Liabilities	53	10
Stockholders’ equity
Preferred stock	—	—
Common stock	20,767	20,730
Retained earnings	73,161	68,324
Accumulated other comprehensive income (loss)	(956)	359

Total liabilities and stockholders’ equity	$104,332	$101,434

Condensed Statements of Income and Comprehensive Income

Years Ended December 31

	2016	2015	2014
	(In Thousands)
Income
Dividends from subsidiaries	$5,700	$4,200	$4,100
Interest income	—	—	—
Total income	5,700	4,200	4,100

Expenses
Interest expense	482	347	230
Other expenses	209	644	385
Total expenses	691	991	615

Income before income taxes and equity in undistributed income of subsidiaries	5,009	3,209	3,485

Applicable income tax benefits	235	269	209

Income before equity in undistributed income of subsidiaries	5,244	3,478	3,694

Equity in undistributed income of subsidiaries	3,325	3,354	3,377

Net income	8,569	6,832	7,071

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	(1,126)	(160)	6,555
Reclassification of realized amount	(189)	(272)	(638)

Other comprehensive income (loss)	(1,315)	(432)	5,917

Comprehensive income	$7,254	$6,400	$12,988

Condensed Statements of Cash Flows

Years Ended December 31

	2016	2015	2014
	(In Thousands)
Cash flows from operating activities
Net income	$8,569	$6,832	$7,071
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiaries	(3,325)	(3,354)	(3,377)
Change in other assets	82	12	(109)
Change in other liabilities	43	(49)	50
Net cash from operating activities	5,369	3,441	3,635

Cash flows from investing activities
Acquisition of Madison Financial Corporation	—	(229)	—
Investment in captive insurance subsidiary	—	—	(250)
Net cash from investing activities	—	(229)	(250)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	5,000	—
Payments on note payable	(704)	(206)	—
Dividends paid	(3,229)	(2,972)	(2,721)
Payment to repurchase preferred stock	—	(6,066)	—
Proceeds from issuance of common stock	49	2	—
Purchase of common stock	(668)	(31)	(111)
Net cash from financing activities	(4,552)	(4,273)	(2,832)

Net change in cash	817	(1,061)	553

Cash at beginning of year	500	1,561	1,008

Cash at end of year	$1,317	$500	$1,561

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted

2016
First quarter	$9,098	$8,009	$1,837	$0.61	$0.61
Second quarter	9,086	7,985	2,082	0.70	0.70
Third quarter	9,206	8,066	2,365	0.79	0.79
Fourth quarter	9,164	8,068	2,285	0.77	0.77

2015
First quarter	$7,731	$6,763	$1,515	$0.56	$0.56
Second quarter	7,835	6,863	2,122	0.77	0.77
Third quarter	8,641	7,598	1,541	0.52	0.52
Fourth quarter	8,978	7,911	1,654	0.55	0.55

The Company recorded an additional $747 in other income during the second quarter of 2015 for the settlement of a legal matter.

NOTE 22 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax, for the years ending December 31, 2016 and 2015 (in thousands):

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Year Ended December 31,
	2016	2015

Beginning Balance	$359	$791

Unrealized holding gains (losses) for the period, net of tax	(1,126)	(160)

Less reclassification adjustment for:

Securities gains realized in income	287	412
Income taxes	(98)	(140)
	189	272

Net current period other comprehensive income (loss)	(1,315)	(432)

Ending balance	$(956)	$359

NOTE 23 – ACQUISITION OF MADISON FINANCIAL CORPORATION

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

Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Madison Financial Corporation acquisition is allocated as follows (in thousands):

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework.

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

Name	Age	Position with the Company

James B. Braden	38	Senior Vice President, Chief Administrative
		Officer since 2013. Director of Risk Management
		from 2010 to 2012. Previously a Senior Manager
		at a national public accounting firm serving
		financial institutions.

Brenda S. Bragonier	60	Senior Vice President, Director of Marketing
		since 1999.

Carol Caskey	59	Senior Vice President, Director of Human Resources
		since 2011. Previously an Associate Relations
		Consultant at a national health insurance
		carrier.

Gregory J. Dawson	56	Senior Vice President, Chief Financial Officer
		since 1989.

James L. Elliott	70	Senior Vice President, Director of Wealth
		Management since 2013. Previously a Senior
		Vice President and Group Director of private
		financial services for a financial institution.
Norman J. Fryman	67	Executive Vice President, Chief Credit Officer
		since 2010. Director of Sales and Service
		from 2004 to 2009.

Christopher Gorley	46	Senior Vice President, Director of Operations
		since 2013. Previously a Vice President and
		Chief Operations Officer with a community bank.
Darren Henry	54	Vice President, Director of Commercial Lending since 2005.
William Hough	62	Senior Vice President, Director of Sales and
		Service since 2011. Previously a Market
		President from 2006 to 2010.

The remaining information required by Item 10 is hereby incorporated by reference under the headings “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 — Election of Directors” from the Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 17, 2017, which will be filed with the Commission on or about April 13, 2017, pursuant to Regulation 14A (“2017 Proxy Statement”).

Item 11.   Executive Compensation

The information required by Item 11 is hereby incorporated by reference under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation of Named Executive Officers” in the 2017 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference under the heading “Stock Ownership of Directors and Executive Officers” in the 2017 Proxy Statement.  See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference under the headings “Corporate Governance” and “Transactions with Related Persons” in the 2017 Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference under the heading “Fees of Independent Registered Public Accounting Firm” in the 2017 Proxy Statement.

Part IV

Item 15.Exhibits, Financial Statement Schedules and Reports on Form 8-K

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
March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 30, 2017
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 30, 2017
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford, IV	March 30, 2017
Buckner Woodford, IV, Chairman of the Board, Director

/s/B. Proctor Caudill, Jr.	March 30, 2017
B. Proctor Caudill, Jr., Director

/s/Henry Hinkle	March 30, 2017
Henry Hinkle, Director

/s/Betty J. Long	March 30, 2017
Betty J. Long, Director

/s/Ted McClain	March 30, 2017
Ted McClain, Director

/s/Jack W. Omohundro	March 30, 2017
Jack W. Omonhundro, Director

/s/Edwin S. Saunier	March 30, 2017
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 30, 2017
Robert G. Thompson, Director

/s/Woodford Van Meter	March 30, 2017
Woodford Van Meter, Director

Kentucky Bancshares, Inc.

Exhibit Index

2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 24, 2006.
2.2	Agreement and Plan of Share Exchange with Madison Financial Corporation is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January 21, 2015.
3.1

Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000.

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated November 21, 2007.
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
101

The following financial information from Kentucky Bancshares, Inc. Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC on March 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.