Form 10-Q
period 2017-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2017-05-15
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of April 30, 2017:  2,972,763.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share amounts)

	3/31/2017	12/31/2016
ASSETS
Cash and due from banks	$36,135	$42,052
Federal funds sold	1,113	1,198
Cash and cash equivalents	37,248	43,250
Interest bearing time deposits	4,659	5,029
Securities available for sale	301,927	273,770
Trading Assets	5,644	5,592
Loans held for sale	1,189	724
Loans	657,566	656,007
Allowance for loan losses	(7,876)	(7,541)
Net loans	649,690	648,466
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	1,373	1,824
Assets held for sale	—	969
Bank premises and equipment, net	15,004	14,781
Interest receivable	3,649	3,715
Mortgage servicing rights	1,405	1,321
Goodwill	14,001	14,001
Other intangible assets	485	529
Other assets	6,460	7,442
Total assets	$1,049,768	$1,028,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$218,379	$219,556
Time deposits, $250,000 and over	84,353	74,302
Other interest bearing	521,613	509,123
Total deposits	824,345	802,981
Repurchase agreements	21,811	20,873
Long-term Federal Home Loan Bank advances	90,612	92,500
Note payable	3,983	4,090
Subordinated debentures	7,217	7,217
Interest payable	667	692
Other liabilities	5,309	7,122
Total liabilities	953,944	935,475

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,972,763 and 2,973,232 shares issued and outstanding at March 31, 2017 and December 31, 2016	20,808	20,767
Retained earnings	75,236	73,161
Accumulated other comprehensive loss	(220)	(956)
Total stockholders’ equity	95,824	92,972
Total liabilities and stockholders’ equity	$1,049,768	$1,028,447

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	3/31/2017	3/31/2016
INTEREST INCOME:
Loans, including fees	$7,494	$7,379
Securities
Taxable	1,062	907
Tax exempt	608	657
Trading assets	34	42
Other	178	113
Total interest income	9,376	9,098
INTEREST EXPENSE:
Deposits	645	557
Repurchase agreements	26	26
Federal Home Loan Bank advances	397	384
Note payable	50	61
Subordinated debentures	80	61
Total interest expense	1,198	1,089
Net interest income	8,178	8,009
Provision for loan losses	350	375
Net interest income after provision	7,828	7,634
NON-INTEREST INCOME:
Service charges	1,223	1,117
Loan service fee income, net	114	51
Trust department income	288	263
Gain on sale of available for sale securities, net	—	126
Gain (loss) on trading assets	17	40
Gain on sale of loans	550	299
Brokerage income	193	184
Debit card interchange income	731	644
Gain on bank premises	1,194	—
Other	40	23
Total other income	4,350	2,747
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,445	4,370
Occupancy expenses	965	918
Repossession expenses, net	79	112
FDIC Insurance	94	174
Legal and professional fees	283	378
Data processing	406	426
Debit card expenses	375	319
Amortization expense of intangible assets, excluding mortgage servicing right	43	79
Advertising and marketing	212	225
Taxes other than payroll, property and income	300	275
Telephone	122	91
Postage	93	89
Loan fees	63	45
Other	706	827
Total other expenses	8,186	8,328
Income before taxes	3,992	2,053
Income taxes	855	216
Net income	$3,137	$1,837
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	736	2,387
Comprehensive Income	$3,873	$4,224
Earnings per share
Basic	$1.06	$0.61
Diluted	1.06	0.61
Dividends per share	0.29	0.27

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(in thousands, except share information)

						Accumulated
						Other	Total
	Common Stock		Preferred Stock		Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balances, January 1, 2017	2,973,232	$20,767	—	$—	$73,161	$(956)	$92,972
Common stock issued; employee stock grants of 6,575 shares, director stock awards of 1,386 shares and director stock options exercised of 600 shares	8,561	64	—	—	—	—	64
Stock compensation expense	—	40	—	—	—	—	40
Common stock purchased and retired	(9,030)	(63)	—	—	(200)	—	(263)
Other comprehensive income	—	—	—	—	—	736	736
Net income	—	—	—	—	3,137	—	3,137
Dividends declared - $0.29 per share	—	—	—	—	(862)	—	(862)
Balances, March 31, 2017	2,972,763	$20,808	—	$—	$75,236	$(220)	$95,824

(1)	Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)	Three Months Ended
	3/31/2017	3/31/2016
Cash Flows From Operating Activities
Net Income	$3,137	$1,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154	365
Securities amortization (accretion), net	231	241
Stock based compensation expense	40	39
Provision for loan losses	350	375
Securities available for sale gains, net	—	(126)
Net change in trading assets	(52)	(81)
Originations of loans held for sale	(12,296)	(7,302)
Proceeds from sale of loans	12,381	6,591
Gain on sale of bank premises and equipment	(1,194)	—
Gain on other real estate	(46)	—
Gain on sale of loans	(550)	(299)
Write-downs of other real estate, net	—	85
Changes in:
Interest receivable	66	(21)
Other assets	312	124
Interest payable	(25)	49
Deferred taxes	320	644
Other liabilities	(1,813)	(1,734)
Net cash from operating activities	1,015	787
Cash Flows From Investing Activities
Net change in interest bearing time deposits	370	245
Purchases of securities available for sale	(37,701)	(23,679)
Proceeds from sales of securities	—	9,250
Proceeds from principal payments, maturities and calls of securities	10,399	11,764
Net change in loans	(1,593)	(11,483)
Purchases of bank premises and equipment	(454)	(237)
Proceeds from the sale of bank premises and equipment	2,093	—
Proceeds from the sale of other real estate	623	—
Net cash from investing activities	(26,263)	(14,140)
Cash Flows From Financing Activities:
Net change in deposits	21,364	6,961
Net change in repurchase agreements	938	7,782
Repayment of long-term Federal Home Loan Bank advances	(1,888)	(1,601)
Repayment of note payable	(107)	—
Proceeds from issuance of common stock	64	49
Purchase of common stock	(263)	(23)
Dividends paid	(862)	(809)
Net cash from financing activities	19,246	12,359
Net change in cash and cash equivalents	(6,002)	(994)
Cash and cash equivalents at beginning of period	43,250	28,048
Cash and cash equivalents at end of period	$37,248	$27,054
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$1,223	$1,040
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$126	$163

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented as of any date other than December 31 has been prepared from the Company’s books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted. There have been no significant changes to the Company’s accounting and reporting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.” The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a writedown.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019. Earlier application is permitted for interim and annual periods beginning after December 15, 2018. Kentucky Bancshares plans to adopt the amendments of ASU 2016-13 during the first quarter of 2020. Kentucky Bancshares has established a steering committee which includes the appropriate members of Management to evaluate the impact this ASU will have on the Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.

ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions. The amendments of ASU 2016-09 include: (i) requiring all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement; (ii) requiring excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flow; (iii) allowing an entity to make an entity-wide accounting policy election to either estimate the number of awards that expect to vest or account for forfeitures when they occur; (iv) change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (v) requiring that cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The amendments of ASU 2016-09 became effective for Kentucky Bancshares on January 1, 2017 and did not have a material impact on Kentucky Bancshares consolidated financial statements. The Company has made an entity-wide accounting policy election to account for forfeitures of stock awards as they occur. Changes to Kentucky Bancshares consolidated statement of cash flows required by the amendments of ASU 2016-09 are incorporated into the presentation in the Quarterly Report on Form 10-Q for the three month period ending March 31, 2017.

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

ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018. Kentucky Bancshares plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019. At adoption, Kentucky Bancshares will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis. As of March 31, 2017, all leases in which Kentucky Bancshares was the lessee were classified as operating leases. Kentucky Bancshares does not anticipant any material impact to its consolidated statements of income as a result of the adoption of this ASU. The Company has an immaterial amount of leases in which it is the lessor.

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

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment:  In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities: In March 2017, the FASB issued ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends the amortization period for certain purchased callable debt securities held at a premium. It shortens the amortization period for the premium to the earliest call date. Under current U.S. GAAP, premiums on callable debt securities generally are amortized to the maturity date. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for interim or annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2016-18 - Statement of Cash Flows (Topic 230):  Restricted Cash (a consensus of the FASB Emerging Issues Task Force):  Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Update 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business:  The amendments in this ASU are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.    Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
March 31, 2017
U. S. government agencies	$46,077	$386	$(265)	$46,198
States and political subdivisions	91,389	1,928	(381)	92,936
Mortgage-backed - residential	164,475	149	(2,171)	162,453
Equity securities	320	20	—	340
Total	$302,261	$2,483	$(2,817)	$301,927

December 31, 2016
U. S. government agencies	$36,454	$373	$(299)	$36,528
States and political subdivisions	90,117	1,731	(716)	91,132
Mortgage-backed - residential	148,327	120	(2,677)	145,770
Equity securities	320	20	—	340
Total	$275,218	$2,244	$(3,692)	$273,770

The amortized cost and fair value of securities at March 31, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 9.

	Amortized	Fair
	Cost	Value

Due in one year or less	$300	$301
Due after one year through five years	34,432	34,951
Due after five years through ten years	49,420	49,811
Due after ten years	53,314	54,071
	137,466	139,134
Mortgage-backed - residential	164,475	162,453
Equity	320	340
Total	$302,261	$301,927

Proceeds from sales of securities during the first three months of 2017 and 2016 were $0 and $9.3 million.  Gross gains of $0 and $126 thousand and gross losses of $0 and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains was $0 and $43 thousand, respectively.

Securities with unrealized losses March 31, 2017 and at December 31, 2016 not recognized in income are as follows:

March 31, 2017

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$24,754	$(265)	$—	$—	$24,754	$(265)
States and municipals	21,189	(381)	—	—	21,189	(381)
Mortgage-backed - residential	125,783	(1,600)	13,366	(571)	139,149	(2,171)
Total temporarily impaired	$171,726	$(2,246)	$13,366	$(571)	$185,092	$(2,817)

December 31, 2016

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government agencies	$28,202	$(299)	$—	$—	$28,202	$(299)
States and municipals	27,834	(716)	—	—	27,834	(716)
Mortgage-backed - residential	119,802	(1,938)	13,652	(739)	133,454	(2,677)
Total temporarily impaired	$175,838	$(2,953)	$13,652	$(739)	$189,490	$(3,692)

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

Unrealized losses on securities included in the tables above have not been recognized into income because (1) all rated securities are investment grade and are of high credit quality, (2) management does not intend to sell and it is more likely than not that management would not be required to sell the securities prior to their anticipated recovery, (3) management believes the decline in fair value is largely due to changes in interest rates and (4) management believes the declines in fair value are temporary.  The Company believes the fair value will recover as the securities approach maturity.

TRADING ASSETS

The trading assets, which totaled $5.6 million at March 31, 2017 and $5.6 million at December 31, 2016, are primarily comprised of cash and cash equivalents and municipal securities which are generally held for 60 days or less.

3.LOANS

Loans at period-end are as follows:

(in thousands)

	3/31/2017	12/31/2016

Commercial	$76,040	$77,436
Real estate construction	28,257	29,169
Real estate mortgage:
1-4 family residential	248,132	244,638
Multi-family residential	44,330	47,199
Non-farm & non-residential	182,417	176,024
Agricultural	61,035	62,491
Consumer	17,239	18,867
Other	116	183
Total	$657,566	$656,007

On July 24, 2015, the Company acquired Madison Financial Corporation and its wholly-owned subsidiary, Madison

Bank.  The above loan balances include loans purchased in the Madison Financial Corporation acquisition. Loan balances acquired in the Madison Financial Corporation acquisition have no allocated allowance for loan losses.  The composition of loans acquired as of March 31, 2017 is as follows:

	3/31/2017	12/31/2016
Commercial	$1,078	$1,113
Real estate construction	394	398
Real estate mortgage:
1-4 family residential	10,618	11,462
Multi-family residential	3,463	5,043
Non-farm & non-residential	11,591	13,024
Agricultural	1,239	1,940
Consumer	80	107
Total	$28,463	$33,087

Activity in the allowance for loan losses for the three month periods indicated was as follows:

	Three Months Ended March 31, 2017
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$789	$(2)	$8	$76	$871
Real estate Construction	564	—	—	(19)	545
Real estate mortgage:
1-4 family residential	2,301	(11)	1	84	2,375
Multi-family residential	581	—	3	82	666
Non-farm & non-residential	1,203	—	—	108	1,311
Agricultural	856	—	10	(4)	862
Consumer	547	(37)	4	20	534
Other	60	(225)	234	(9)	60
Unallocated	640	—	—	12	652
	$7,541	$(275)	$260	$350	$7,876

	Three Months Ended March 31, 2016
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$486	$—	$31	$(9)	$508
Real estate Construction	411	—	6	459	876
Real estate mortgage:					—
1-4 family residential	2,081	(12)	5	102	2,176
Multi-family residential	458	—	3	11	472
Non-farm & non-residential	1,213	—	266	(298)	1,181
Agricultural	678	—	11	38	727
Consumer	525	(110)	57	59	531
Other	60	(303)	297	6	60
Unallocated	609	—	—	7	616
	$6,521	$(425)	$676	$375	$7,147

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	3/31/2017	12/31/2016

Real estate mortgage:
1-4 family residential	$850	$1,028
Multi-family	534	562
Non-farm & non-residential	135	145
Agricultural	169	178
	$1,688	$1,913

There was no associated allowance for loan losses as of March 31, 2017 or December 31, 2016 for purchased credit impaired loans.  The contractual principal balance of these loans was $2.4 million at March 31, 2017 and $2.6 million at December 31, 2016.

Accretable yield, or income expected to be collected, is as follows.  There was no accretion recorded in income related to purchased credit impaired loans for the three months ended March 31, 2017 or March 31, 2016.

	Three Months Ended
	3/31/2017	3/31/2016

Balance, beginning of period	$240	$408
New loans purchased	—	—
Accretion of income	46	69
Balance, end of period	$194	$339

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.3 million as of March 31, 2017 and $2.4 million at December 31, 2016) in loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016:

	Individually	Collectively	Purchased
As of March 31, 2017	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$871	$—	$871
Real estate construction	—	545	—	545
Real estate mortgage:
1-4 family residential	75	2,300	—	2,375
Multi-family residential	—	666	—	666
Non-farm & non-residential	8	1,303	—	1,311
Agricultural	396	466	—	862
Consumer	—	534	—	534
Other	—	60	—	60
Unallocated	—	652	—	652
	$479	$7,397	$—	$7,876
Loans:
Commercial	$—	$76,040	$—	$76,040
Real estate construction	—	28,257	—	28,257
Real estate mortgage:
1-4 family residential	637	246,467	850	248,132
Multi-family residential	—	43,768	534	44,330
Non-farm & non-residential	2,609	179,663	135	182,417
Agricultural	3,142	57,715	169	61,035
Consumer	—	17,239	—	17,239
Other	—	116	—	116
	$6,388	$649,265	$1,688	$657,566

	Individually	Collectively	Purchased
As of December 31, 2016	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$789	$—	$789
Real estate construction	—	564	—	564
Real estate mortgage:
1-4 family residential	99	2,202	—	2,301
Multi-family residential	—	581	—	581
Non-farm & non-residential	15	1,188	—	1,203
Agricultural	427	429	—	856
Consumer	—	547	—	547
Other	—	60	—	60
Unallocated	—	640	—	640
	$541	$7,000	$—	$7,541
Loans:
Commercial	$97	$77,339	$—	77,436
Real estate construction	153	29,016	—	29,169
Real estate mortgage:
1-4 family residential	2,704	240,906	1,028	244,638
Multi-family residential	—	46,637	562	47,199
Non-farm & non-residential	1,725	174,154	145	176,024
Agricultural	3,315	58,998	178	62,491
Consumer	—	18,867	—	18,867
Other	—	183	—	183
Total	$7,994	$646,100	$1,913	$656,007

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2017 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commerical	$—	$—	$—	$49	$12	$12
Real estate mortgage:
Construction	—	—	—	77	11	11
1-4 family residential	307	307	—	457	5	5
Agricultural	898	898	—	776	—	—

With an allowance recorded:
Real estate mortgage:
1-4 family residential	330	330	75	1,214	23	23
Non-farm & non-residential	1,711	1,711	8	1,718	23	23
Agricultural	3,142	3,142	396	2,902	3	3
Total	$6,388	$6,388	$479	$7,193	$77	$77

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the three months ended March 31,2016:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$370	$2	$2
Agricultural	346	3	3

With an allowance recorded:
Real estate mortgage:
Construction	1,197	32	32
1-4 family residential	1,077	5	5
Non-farm & non-residential	2,441	18	18
Agricultural	3,420	—	—

Total	$8,851	$60	$60

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2016 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$97	$97	$—	$48	$30	$30
Real estate construction	153	153	—	494	9	9
Real estate mortgage:
1-4 family residential	606	606	—	488	—	—
Agricultural	654	654	—	561	—	—

With an allowance recorded:
Real estate mortgage
1-4 family residential	2,098	2,098	99	1,590	56	56
Non-farm & non-residential	1,725	1,725	15	2,303	71	71
Agricultural	2,661	2,661	427	3,309	25	25

Total	$7,994	$7,994	$541	$8,793	$191	$191

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of March 31, 2017 and December 31, 2016:

		Loans Past Due
		Over 90 Days
As of March 31, 2017		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$12	$34	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	2,285	249	—
Multi-family residential	—	—	—
Non-farm & non-residential	272	61	1,711
Agricultural	940	405	—
Consumer	13	8	—

Total	$3,522	$757	$1,711

Loans included in totals above acquired from Madison Financial Corporation	$635	$22	$—

		Loans Past Due
		Over 90 Days
As of December 31, 2016		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings

Commercial	$3	$11	$—
Real estate construction	—	153	—
Real estate mortgage:
1-4 family residential	2,725	31	338
Multi-family residential	25	—	—
Non-farm & non-residential	272	—	1,725
Agricultural	1,541	724	—
Consumer	—	8	—
Other	—	—	—

Total	$4,566	$927	$2,063

Loans included in totals above acquired from Madison Financial Corporation	$578	$22	$—

Nonaccrual loans secured by real estate make up 99.3% of the total nonaccrual loan balances at March 31, 2017.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of March 31, 2017 and December 31, 2016 by class of loans:

	30–59	60–89	Greater than		Total
As of March 31, 2017	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$25	$235	$34	$12	$306	$75,734
Real estate construction	1,172	—	—	—	1,172	27,085
Real estate mortgage:
1-4 family residential	2,767	128	249	2,285	5,429	242,703
Multi-family residential	—		—	—	—	44,330
Non-farm & non-residential	223	64	61	272	620	181,797
Agricultural	256	156	405	940	1,757	59,278
Consumer	65	85	8	13	171	17,068
Other	—	—	—	—	—	116

Total	$4,508	$668	$757	$3,522	$9,455	$648,111

Loans included in totals above acquired from Madison Financial Corp.	$125	$—	$—	$635	$760	$27,703

	30–59	60–89	Greater than		Total
As of December 31, 2016	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$54	$45	$11	$3	$113	$77,323
Real estate construction	—	—	153	—	153	29,016
Real estate mortgage:
1-4 family residential	2,310	228	31	2,725	5,294	239,344
Multi-family residential	391	3	—	25	419	46,780
Non-farm & non-residential	159	61	—	272	492	175,532
Agricultural	647	61	724	1,541	2,973	59,518
Consumer	97	37	8	—	142	18,725
Other	—	—	—	—	—	183

Total	$3,658	$435	$927	$4,566	$9,586	$646,421

Loans included in totals above acquired from Madison Financial Corp.	$155	$—	$22	$578	$755	$32,332

Troubled Debt Restructurings:

The Company has allocated $8 thousand in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2017.  The Company allocated $40 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2016.

The Company has not committed to lend additional amounts as of March 31, 2017 and December 31, 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

No loans were modified as troubled debt restructurings during the first three months ended of 2017 or 2016.

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

As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31, 2017		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$74,976	$1,002	$62	$—
Real estate construction	28,257	—	—	—
Real estate mortgage:
1-4 family residential	237,512	3,752	6,856	12
Multi-family residential	40,970	2,600	760	—
Non-farm & non-residential	172,511	8,142	1,764	—
Agricultural	57,646	1,748	1,641	—

Total	$611,872	$17,244	$11,083	$12

Loans included in totals above acquired from Madison Financial Corporation	$25,992	$438	$2,033	$—

As of December 31, 2016		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$76,346	$1,078	$12	$—
Real estate construction	28,577	—	592	—
Real estate mortgage:
1-4 family residential	232,969	4,031	7,627	11
Multi-family residential	43,681	2,617	901	—
Non-farm & non-residential	167,451	8,185	388	—
Agricultural	58,155	1,367	2,969	—

Total	$607,179	$17,278	$12,489	$11

Loans included in totals above acquired from Madison Financial Corporation	$30,359	$480	$2,248	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $21 thousand at March 31, 2017 and $8 thousand at December 31, 2016.

4.REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Three Months Ended
	March 31,
	2017	2016

Beginning of year	$1,824	$2,347
Additions	126	121
Sales	(577)	—
(Additions) subtractions to valuation allowance, net	—	(85)

End of period	$1,373	$2,383

Activity in the valuation allowance was as follows:

	2017	2016

Beginning of year	$803	$616
Write-downs of other real estate, net	—	85
Reductions from sale	—	—

End of Period	$803	$701

Expenses related to foreclosed assets include:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)

Net (gain) loss on sales, included in other income on income statement	$(46)	$—

Additions to valuation allowance, net	—	85
Operating expenses, net of rental income	79	27
Repossession expenses, net	79	112
Net expense, net of gain or loss on sales, for the period	$33	$112

5.EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)

Basic Earnings Per Share
Net Income	$3,137	$1,837
Weighted average common shares outstanding	2,954	2,977
Basic earnings per share	$1.06	$0.61

Diluted Earnings Per Share
Net Income	$3,137	$1,837
Weighted average common shares outstanding	2,954	2,977
Weighted average common and dilutive potential common shares outstanding	2,954	2,977
Diluted earnings per share	$1.06	$0.61

Stock options for 600 shares of common stock for three months ended March 31, 2017 and 1,200 shares of common stock for the three months ended March 31, 2016 were excluded from diluted earnings per share because their impact was antidilutive.

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

Summary of activity in the stock option plan for the first three months of 2017 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
Outstanding, beginning of year	1,200	$31.00
Granted	—	—
Forfeited or expired	—	—
Exercised	(600)	31.00
Outstanding, end of period	600	$31.00	11 months	$4
Vested and expected to vest	600	$31.00	11 months	$4
Exercisable, end of period	600	$31.00	11 months	$4
(1)	Aggregate intrinsic value in thousands

As of March 31, 2017, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 50,000. There were no shares issued during the first three months of 2017 or 2016.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were no shares forfeited during the first three months of 2017 or 2016.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share

Nonvested at January 1, 2017	10,636	$254	$23.84
Granted	—	—	—
Vested	(4,192)	(76)	18.18
Forfeited	—	—	—
Nonvested at March 31, 2017	6,444	$178	$27.52

(1) Grant date fair value in thousands

As of March 31, 2017, there was $141 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 2.2 years. As March 31, 2017, no additional shares are available for issuance under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 6,575 shares issued during the first three months of 2017 and 6,170 shares were issued during the first three months of 2016. There were no shares forfeited during the first three months of 2017 and no shares forfeited during the first three months of 2016.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value (1)	Per Share

Nonvested at January 1, 2017	7,297	$214	$29.31
Granted	6,575	214	32.50
Vested	(1,414)	(41)	28.77
Forfeited	—	—	—
Nonvested at March 31, 2017	12,458	$387	$31.05
(1)	Grant date fair value in thousands

As of March 31, 2017, there was $364 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of  4.2 years. As of March 31, 2017, 132,417 shares are still available for issuance.

7.REPURCHASE AGREEMENTS

Repurchase agreements totaled $21.8 million at March 31, 2017. Of this, $15.8 million were overnight obligations and $6.0 million had terms extending through May 2020 and a weighted remaining average life of 1.5 years. The Company pledged agencies and mortgage-backed securities with a carrying amount of $28.5 million to secure repurchase agreements as of March 31, 2017.

8.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5 million which had an outstanding balance of $4.0 million at March 31, 2017. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  The maturity schedule for the term loan as of March 31, 2017 is as follows (in thousands):

2017	$288
2018	401
2019	421
2020	442
2021	465
Thereafter	1,966
$3,983

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

No adjustments were made for the first three months of 2017 or 2016 and resulted in a Level 3 classification of the inputs for determining fair value.

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned (OREO) are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments were $0 for the three months ended March 31, 2017 and $85 thousand for the three months ended March 31, 2016 and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Mortgage Servicing Rights:  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification.

Assets and Liabilities Measured on a Recurring Basis:

Available for sale investment securities and trading assets are the Company’s only balance sheet items that meet the disclosure requirements for instruments measured at fair value on a recurring basis.  Disclosures are as follows in the tables below.

Fair Value Measurements at March 31, 2017 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$46,198	$—	$46,198	$—
States and municipals	92,936	—	92,936	—
Mortgage-backed - residential	162,453	—	162,453	—
Equity securities	340	340	—	—
Trading Assets	5,644	2,384	3,260	—
Total	$307,571	$2,724	$304,847	$—

Fair Value Measurements at December 31, 2016 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

U. S. government agencies	$36,528	$—	$36,528	$—
States and municipals	91,132	—	91,132	—
Mortgage-backed - residential	145,770	—	145,770	—
Equity securities	340	340	—	—
Trading Assets	5,592	1,608	3,984	—
Total	$279,362	$1,948	$277,414	$—

There were no transfers between level 1 and level 2 during 2017 or 2016.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2017 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real Estate Mortgage:
1-4 family Residential	255	—	—	255
Agricultural	2,746	—	—	2,746
Other real estate owned, net:
Residential	956			956
Commercial	57	—	—	57
Loan servicing rights	1,152	—	—	1,152

	Fair Value Measurements at December 31, 2016 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	1,685	—	—	$1,685
Agricultural	2,234	—	—	2,234
Other real estate owned, net:
Residential	956	—	—	956
Commercial	272	—		272
Loan servicing rights	1,083	—	—	1,083

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3.0 million, which includes a valuation allowance of $471 thousand at March 31, 2017.  No new loans became impaired during the three month period ended March 31, 2017 which resulted in no additional provision for loan losses for impaired loans.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1.0 million, which is made up of the outstanding balance of 1.8 million, net of a valuation allowance of $803 thousand at March 31, 2017.  The Company recorded $0 in write-downs of other real estate owned properties for the three months ended March 31, 2017. The Company recorded $85 thousand in net write-downs of other real estate owned properties during the three months ended March 31, 2016.

Impaired loan servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $1.15 million, which is made up of the outstanding balance of $1.24 million, net of a valuation allowance of $86 thousand at March 31, 2017. For the first three months of 2017, the Company recorded a net recovery of prior write-downs of $39 thousand and a net recovery of prior write-downs of $3 thousand for the three months ended March 31, 2016.  At December 31, 2016, impaired loan servicing rights were carried at their fair value of $1.1 million, which is made up of the outstanding balance of $1.2 million, net of a valuation allowance of $125 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

				Range
March 31, 2017	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	255	sales comparison	adjustment for differences between the comparable sales	0%-12%	(6)%
Agricultural	2,746	sales comparison	adjustment for differences between the comparable sales	8%-64%	(33)%
Other real estate owned:
Residential	956	sales comparison	adjustment for differences between the comparable sales	1%-16%	(9)%
Commercial	57	income approach	capitalization rate	10%-10%	(10)%

Loan Servicing Rights	1,152	discounted cash flow	constant prepayment rates	8%-50%	(11)%

				Range
December 31, 2016	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	1,685	sales comparison	adjustment for differences between the comparable sales	0%-21%	(10)%
Agricultural	2,234	sales comparison	adjustment for differences between the comparable sales	2%-75%	(9)%
Other real estate owned:
Residential	956	sales comparison	adjustment for differences between the comparable sales	1%-16%	(9)%
Commercial	272	income approach	capitalization rate	10%-10%	(10)%
Loan Servicing Rights	1083	discounted cash flow	constant prepayment rates	8%-45%	(13)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2017 and December 31, 2016 are as follows:

March 31, 2017:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$37,248	$37,248	$—	$—	$37,248
Interest bearing deposits	4,659	4,659	—	—	4,659
Securities	301,927	340	301,587	—	301,927
Trading assets	5,644	2,384	3,260	—	5,644
Loans held for sale	1,189	—	1,229	—	1,229
Loans, net	649,690	—	—	647,847	647,847
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,649	—	1,355	2,294	3,649
Financial liabilities
Deposits	$824,345	$613,975	$209,399	$—	$823,374
Securities sold under agreements to repurchase	21,811	—	21,916	—	21,916
Long-term Federal Home Loan Bank advances	90,612	—	86,023	—	86,023
Note payable	3,983	—	4,438	—	4,438
Subordinated debentures	7,217	—	—	7,211	7,211
Interest payable	667	—	605	62	667

December 31, 2016:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$43,250	$43,250	$—	$—	$43,250
Interest bearing deposits	5,029	5,029	—	—	5,029
Securities	273,770	340	273,430	—	273,770
Trading assets	5,592	1,608	3,984	—	5,592
Mortgage loans held for sale	724	—	750	—	750
Loans, net	648,466	—	—	648,234	648,234
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,715	—	1,334	2,381	3,715
Financial liabilities
Deposits	$802,981	$607,617	$195,528	$—	$803,145
Securities sold under agreements to repurchase	20,873	—	21,006	—	21,006
FHLB advances	92,500	—	91,015	—	91,015
Note payable	4,090	—	4,564	—	4,564
Subordinated debentures	7,217	—	—	7,210	7,210
Interest payable	692	—	639	53	692

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

Interest Bearing Deposits - The carrying amounts of interest bearing deposits approximate fair values and are classified as Level 1.

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

10.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (unaudited)

(in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ended March 31,
	2017	2016

Beginning Balance	$(956)	$359

Unrealized holding gains (losses) for the period, net of tax	736	2,470

Reclassification adjustment for:

Securities gains realized in income	—	126
Income taxes	—	(43)
	—	83

Net current period other comprehensive income	736	2,387

Ending balance	$(220)	$2,746

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

March 31, 2017

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$—	Gain on sale of available for sale securities, net
	—	Income taxes
	—	Net income

March 31, 2016

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$126	Gain on sale of available for sale securities, net
	43	Income taxes
	83	Net income

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion provides information about the financial condition and results of operations of the Company and its subsidiaries as of the dates and periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto appearing elsewhere in this report and the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Summary

The Company recorded net income of $3.1 million, or $1.06 basic earnings and diluted earnings per share for the first three months ended March 31, 2017 compared to $1.8 million or $0.61 basic earnings and diluted earnings per share for the three month period ended March 31, 2016.  The first three months net earnings reflect an increase of $1.3 million, or 70.8%, compared to the same time period in 2016.  The increase in net earnings is mostly attributed to an increase of $169 thousand, or 2.1%, in net interest income, an increase of $1.6 million, or 58.4%, in non-interest income, a decrease of $142 thousand, or 1.7%, in non-interest expense, and a decrease of $25 thousand, or 6.7%, for the provision for loan losses.  The increase in non-interest income is mostly attributed to the sale of a branch building located in Winchester, Kentucky, to a non-banking real estate investor.  The sale was solely for the building and not for the loans or deposits associated with the branch. The sale of the building resulted in a pre-tax gain of approximately $1.2 million.  Absent the sale of the building, net income would have been up approximately $500 thousand or 27%, compared to the same period last year.

For the three months ended March 31, 2017 and compared to the three months ended March 31, 2016, service charges increased $106 thousand, debit card interchange income increased $87 thousand and gains on the sale of loans increased $251 thousand.

For the three months ended March 31, 2017 and compared to the the three months ended March 31, 2016, salaries and benefits expense increased $75 thousand, legal and professional fees decreased $95 thousand, data processing expense decreased $20 thousand, debit card expense increased $56 thousand and other expenses decreased $121 thousand.  For the same three month comparision, repossession expense decreased $33 thousand.

Return on average assets was 1.20% for the three months ended March 31, 2017 and 0.74% for the three months ended March 31, 2016.  Return on average equity was 13.34% for the three month period ended March 31, 2017 and 8.07% for the three month period ended March 31, 2016.

Securities available for sale increased $28.1 million from $273.8 million at December 31, 2016 to $301.9 million at March 31, 2017.  Trading assets increased by $52 thousand, or 0.9%, totaled $5.6 million at both March 31, 2017 and December 31, 2016, and includes income on the investment totaling $34 thousand during the first three months of 2017 compared to $42 thousand for the three months ended March 31, 2016.

Gross Loans increased $1.6 million from $656.0 million on December 31, 2016 to $657.6  million at March 31, 2017.  Loans acquired with Madison Financial Corporation had outstanding loan balances of $28.5 million at March 31, 2017 compared to $33.1 million at December 31, 2016.

The overall increase in loan balances from December 31, 2016 to March 31, 2017 is comprised of the following: an increase of $3.5 million in 1-4 family residential loans, a decrease of $1.4 million in commercial loans, a decrease of $2.9 million in multi-family residential loans, a decrease of $1.5 million in agricultural loans, an increase of $6.4 million in non-farm and non-residential loans, a decrease of $1.6 million in consumer loans, and a decrease of $912 thousand in real-estate construction loans.  Other loan balances decreased $67 thousand from December 31, 2016 to March 31, 2017.

Total deposits increased from $803.0 million on December 31, 2016 to $824.3 million on March 31, 2017, an increase of $21.3 million.  Non-interest bearing demand deposit accounts decreased $1.2 million from December 31, 2016 to March 31, 2017 while time deposits $250 thousand and over increased $10 thousand and other interest bearing deposit accounts increased $12.5 million from December 31, 2016 to March 31, 2017.

Public fund account balances decreased $18 million from December 31, 2016 to March 31, 2017.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank decreased $1.9 million from December 31, 2016 to March 31, 2017, all of which were long-term borrowings, repurchase agreements increased $938 thousand and the note payable decreased $107 thousand.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $8.2 million for the three months ended March 31, 2017 compared to $8.0 million for the three months ended March 31, 2016, an increase of 2.1%.

The interest spread, excluding tax equivalent adjustments, was 3.25% for the first three months of 2017 compared to 3.34% for the first three months of 2016.  For the first three months in 2017, the yield on assets decreased from 3.88% in 2016 to 3.77% in 2017, excluding tax equivalent adjustments.

The yield on loans decreased three basis points compared to the three months ended March 31, 2016 from 4.68% to 4.65% for the three months ended March 31, 2017.  The yield on securities, excluding tax equivalent adjustments, decreased five basis points during the first three months of 2017 compared to 2016 from 2.39% in 2016 to 2.34% in 2017.  The cost of liabilities was 0.51% for the first three months in 2017 compared to 0.49% in 2016.

Year to date average loans, excluding overdrafts, increased $23.4 million, or 3.7% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  Loan interest income increased $115 thousand during the first three months of 2017 compared to the first three months of 2016.  Year to date average total deposits increased from

March 31, 2016 to March 31, 2017 by $50.3 million or 6.5%.  Year to date average interest bearing deposits increased $70 thousand, or 10.2%, from March 31, 2016 to March 31, 2017.  Deposit interest expense increased $88 thousand for the first three months of 2017 compared to the same period in 2016.  Year to date average borrowings, including repurchase agreements, increased $3.9 million, or 3.3%, from March 31, 2016 to March 31, 2017.  Interest expense on borrowed funds, including repurchase agreements, increased $21 thousand for the first three months of 2017 compared to the same period in 2016.

The volume rate analysis for the three months ended March 31, 2017 indicates that $860 thousand of the increase in loan interest income is attributable to an increase in loan volume and $326 thousand of the increase in securities interest income is attributable to an increase in the volume of our security portfolio.  Further, a decrease in loan rates caused a decrease of $745 thousand in interest income and a decrease in rates in our security portfolio contributed a decrease of $231 thousand in securities interest income.  The net effect to interest income was an increase of $278 thousand for the first three months of 2017 compared to the same time period in 2016.

Also based on the following volume rate analysis for the three months ended March 31, 2017, an increase in demand deposit interest rates resulted in $29 thousand additional interest expense, a decrease in interest rates paid for savings deposits resulted in a reduction of $2 thousand in interest expense, and increases in interest rates paid for time deposits resulted in an addition of $20 thousand in interest expense. The change in volume in deposits and borrowings was responsible for a $75 thousand increase in interest expense, of which an increase in demand deposits resulted in an increase of $39 thousand in interest expense, an increase in time deposits resulted in an increase of $2 thousand in interest expense, a decrease in repurchase agreements resulted in a decrease of $15 thousand in interest expense, and an increase in other borrowings resulted in an increase of $49 thousand in interest expense.  The net effect to interest expense was an increase of $109 thousand.  As a result, the increase in net interest income for the first three months in 2017 is mostly attributed to growth in the Company’s loan and security portfolios.

Changes in Interest Income and Expense

	Three Months Ended
	2017 vs. 2016
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change

INTEREST INCOME
Loans	$860	$(745)	$115
Investment Securities	326	(231)	95
Other	11	57	68
Total Interest Income	1,197	(919)	278
INTEREST EXPENSE
Deposits
Demand	39	29	68
Savings	—	(2)	(2)
Negotiable Certificates of Deposit and Other Time Deposits	2	20	22
Securities sold under agreements to repurchase and other borrowings	(15)	23	8
Federal Home Loan			—
Bank advances	49	(36)	13
Total Interest Expense	75	34	109
Net Interest Income	$1,122	$(953)	$169

Non-Interest Income

Non-interest income increased $1.6 million for the three months ended March 31, 2017, compared to the same period in 2016, to $4.4 million.

As previously noted, non-interest income increased $1.6 million for the three months ended March 31, 2017 in comparison to the three months ended March 31, 2016.

Favorable variances to non-interest income for the first three months of 2017 include an increase of $106 thousand in service charges, an increase of $63 thousand in loan net service fee income, an increase of $25 thousand in trust department income, an increase of $9 thousand in brokerage fee income, an increase of $87 thousand in debit card interchange income and an increase of $251 thousand in gains on the sale of loans.  The largest favorable variance to non-interest income for the first three months of 2017 is an increase of $1.2 million in gain on bank premises due to the sale of a bank building located in Winchester, Kentucky.  Decreases to non-interest income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 include a decrease of $126 thousand in gains on the sale of securities and a decrease of $23 thousand in gain on trading assets.

The gain on the sale of  loans increased from $299 thousand during the first three months of 2016 to $550 thousand during the first three months of 2017, an increase of $251 thousand.

The volume of loans originated to sell during the first three months of 2017 increased $5.0 million compared to the same time period in 2016.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization and impairment expense, was $114 thousand for the three months ended March 31, 2017 compared to $51 thousand for the three months ended March 31, 2016, an increase of $63 thousand.  During the first three months of 2017, the market value adjustment to the carrying value of the mortgage servicing right was a net recovery of prior-writedowns of $39 thousand, as the fair value of this asset increased.  During the first three months of 2016, the market value adjustment to the carrying value of the mortgage servicing right asset was a positive valuation adjustment of $3 thousand as the fair value of the mortgage servicing asset increased.

Non-Interest Expense

Total non-interest expense decreased $142 thousand for the three month period ended March 31, 2017 compared to the same period in 2016.  Management continues to consider opportunities for branch expansion, and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense.

For the comparable three month periods, salaries and employees benefits expense increased $75 thousand, an increase of 1.7%.  The number of full-time employee equivalent employees decreased from 247 at March 31, 2016 to 243 at March 31, 2017, a decrease of four full-time employee equivalent employees.

Occupancy expense increased $47 thousand to $965 thousand for the first three months of 2017 compared to the same time period in 2016.  Building rent expense increased $30 thousand  mostly due to rent expense being lower in 2016 due to the Company recovering $20 thousand in accrued expense for a former branch leased in Richmond, KY.  Depreciation expense decreased $37 thousand for the three months ended March 31, 2017 compared to March 31, 2016.  Expenses incurred for assets not depreciated increased $30 thousand during the first three months of 2017 compared to the first three months of 2016.  This increase is attributed to purchasing additional equipment during the first quarter of 2017 and increasing the threshold for which we depreciate assets.  Building repairs and maintenance decreased $42 thousand due to fewer maintetenance projects in 2017.

Legal and professional fees decreased $95 thousand for the three months ended March 31, 2017 compared to the first three months in 2016.  The reduction in legal and professional fees is attributed to expenses being higher for the three months ended March 31, 2016 due to the Company incurring $195 thousand in additional expense related to acquiring the services of an outside firm to help the Company identify ways to become more efficient and profitable.

Debit card expenses increased $56 thousand for the three months ended March 31, 2017 compared to the first three months of 2016.  The increase in debit card expense is attributed to an increase in debit card interchange activity which also resulted in increases in debit card interchange income as shown on the income statement.

Repossession expense decreased $33 thousand for the first three months ended March 31, 2017 compared to the same time period in 2016.  Repossession expenses are reported net of rental income earned on repossessed properties.  Net repossession expenses were lower during the first three months of 2017 when compared to 2016 due to net write-downs totaling $0 in 2017 compared to net write-downs of $85 thousand in 2016.

Income Taxes

The effective tax rate for the three months ended March 31, 2017 was 21.4% compared to 10.5% in 2016.  The effective tax rate is higher in 2017 due to taxable income increasing, largely due to the $1.2 million gain on the sale of the branch building.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.

The Company also has a captive insurance subsidiary which contributes to reducing taxable income.  Income tax expense increased $639 thousand for the three months ended March 31, 2017 compared to the first three months in 2016.  Tax-exempt interest income increased $27 thousand for the first three months of 2017 compared to the first three months of 2016.  Further, for the first three months of 2017, the Company had tax credits totaling $154 thousand for investments made in low income housing projects compared to similar tax credits of $172 for the first three months of 2016.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the three months ended March 31, 2017, the Company averaged $86.9 million in tax free securities and $40.7 million in tax free loans.  As of March 31, 2017, the weighted average remaining maturity for the tax free securities is 98 months, while the weighted average remaining maturity for the tax free loans is 141 months.

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

Cash and cash equivalents were $37.2 million as of March 31, 2017 compared to $43.2 million at December 31, 2016.  The decrease in cash and cash equivalents is attributed to a decrease of $5.9 million in cash and due from banks and a decrease of $85 thousand in federal funds sold.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $301.9 million at March 31, 2017 compared to $273.8 million at December 31, 2016.  Securities classified as trading assets totaled $5.6 million at March 31, 2017 compared to $5.6 million at December 31, 2016.

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

For the first three months of 2017, deposits increased $21.4 million compared to December 31, 2016.  The Company’s borrowed funds from the Federal Home Loan Bank decreased $1.9 million from December 31, 2016 to March 31, 2017, federal funds purchased remained at zero, and total repurchase agreements increased $938 thousand from December 31, 2016 to March 31, 2017.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of March 31, 2017, we have sufficient collateral to borrow an additional $90 million from the Federal Home Loan Bank.

In addition, as of March 31, 2017, $49 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $300 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier 1 Capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of March 31, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The capital conservation buffer was 1.25% at March 31, 2017 and the Company is in compliance with the capital conservation buffer.  The final rule became effective for the Bank on January 1, 2016.  In accordance with the final rule, the capital conservation buffer requirement began being phased in beginning January 1, 2016 and will continue through January 1, 2019, when the full capital conservation buffer requirement will be effective. The Company’s and the Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2017
Consolidated
Total Capital (to Risk-Weighted Assets)	$96,746	14.1%	$54,824	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	88,786	13.0	41,118	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	81,786	11.9	30,839	4.5	N/A	N/A
Tier I Capital (to Average Assets)	88,786	8.6	41,321	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$95,118	14.0%	$54,246	8.0%	$67,808	10.0%
Tier I Capital (to Risk-Weighted Assets)	87,493	12.9	40,685	6.0	54,246	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	87,493	12.9	30,513	4.5	44,075	6.5
Tier I Capital (to Average Assets)	87,493	8.8	39,671	4.0	49,588	5.0

December 31, 2016
Consolidated
Total Capital (to Risk-Weighted Assets)	$94,343	13.9%	$54,280	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	86,718	12.8	40,710	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	79,718	11.8	30,533	4.5	N/A	N/A
Tier I Capital (to Average Assets)	86,718	8.7	39,795	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$95,118	14.0%	$54,246	8.0%	$67,808	10.0%
Tier I Capital (to Risk-Weighted Assets)	87,493	12.9	40,685	6.0	54,246	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	87,493	12.9	30,513	4.5	44,075	6.5
Tier I Capital (to Average Assets)	87,493	8.8	39,671	4.0	49,588	5.0

Non-Performing Assets

As of March 31, 2017, our non-performing assets totaled $7.4 million or 0.70% of assets compared to $9.4 million or 0.91% of assets at December 31, 2016 (See table below.)  The Company experienced a decrease of $1.04 million in non-accrual loans from December 31, 2016 to March 31, 2017.  As of March 31, 2017, non-accrual loans include $940 thousand in loans secured by farmland, $2.3 million in loans secured by 1-4 family properties, $272 thousand in loans secured by non-farm and non-residential properties, $11 thousand in commercial loans and $13 thousand in consumer loans.

Loans secured by real estate composed 99.3% of the non-performing loans as of March 31, 2017 and 96.9% as of December 31, 2016.  Forgone interest income on non-accrual loans totaled $59 thousand for the first three months of 2017 compared to forgone interest of $26 thousand for the same time period in 2016.

Accruing loans that are contractually 90 days or more past due as of March 31, 2017 totaled $927 thousand compared to $1.0 million at December 31, 2016, a decrease of $73 thousand.

Total nonperforming and restructured loans decreased $2.0 million from December 31, 2016 to March 31, 2017.  The decrease in non-performing loan balances contributed to the decrease in the ratio of nonperforming and restructured loans to loans which decreased 24 basis points to 0.91% from December 31, 2016 to March 31, 2017.

In addition, the amount the Company has recorded as other real estate owned decreased $451 thousand from December 31, 2016 to March 31, 2017.  As of March 31, 2017, the amount recorded as other real estate owned totaled $1.4 million compared to $1.8 million at December 31, 2016.  During the first three months of 2017, $126 thousand in loan balances were foreclosed upon and added to other real estate properties while $577 thousand in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 80% at December 31, 2016 to 107% at March 31, 2017.

Nonperforming and Restructured Assets

	3/31/2017	12/31/2016
	(in thousands)

Non-accrual Loans	$3,522	$4,566
Accruing Loans which are Contractually past due 90 days or more	757	927
Accruing Troubled Debt Restructurings	1,711	2,063
Total Nonperforming and Restructured Loans	5,990	7,556
Other Real Estate	1,373	1,824
Total Nonperforming and Restructured Loans and Other Real Estate	$7,363	$9,380
Nonperforming and Restructured Loans as a Percentage of Loans	0.91%	1.15%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.70%	0.91%
Allowance as a Percentage of Period-end Loans	1.20%	1.15%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	107%	80%

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

Provision for Loan Losses

The loan loss provision for the first three months of 2017 was $350 thousand compared to $375 thousand for the first three months of 2016.  The decrease in the total loan loss provision during the first three months of 2017 compared to the same time period in 2016 is attributed to improved loan quality.  The allowace for loan losses as a percentage of loans was 1.20%  at March 31, 2017 compared to 1.15% at March 31, 2016.

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

Nonperforming loans and restructured loans decreased $1.6 million from December 31, 2016 to $6.0 million at March 31, 2017.  The Company recorded net charge-offs of $15 thousand for the three months ended March 31, 2017 compared to net recoveries of $251 thousand for the three months ended March 31, 2016.  During the first quarter of 2016, the Company recorded a recovery of $259 for one loan which was charged-off in a prior year.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Three Months Ended March 31,
	(in thousands)
	2017	2016

Balance at Beginning of Period Amounts Charged-off:	$7,541	$6,521
Commercial	2	—
1-4 family residential	11	—
Multi-family residential	—	12
Agricultural	—	—
Consumer and other	262	413
Total Charged-off Loans	275	425
Recoveries on Amounts Previously Charged-off:
Commercial	8	31
Real estate construction	—	6
1-4 family residential	1	5
Multi-family residential	3	3
Non-farm & non-residential	—	266
Agricultural	10	11
Consumer and other	238	354
Total Recoveries	260	676
Net Charge-offs (Recoveries)	15	(251)
Provision for Loan Losses	350	375
Balance at End of Period	7,876	7,147
Loans
Average	653,006	629,122
At March 31,	657,565	635,783
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	0.00%	(0.04)%
Provision for Loan Losses for the period	0.05%	0.06%
Allowance as a Multiple of Net Charge-offs (Recoveries) annualized	131.3	(7.1)

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

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of March 31, 2017, the projected percentage changes are within limits approved by our Board of Directors (“Board”).

Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is slightly lower in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of March 31, 2017 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (4/17 - 3/18)
Net interest income	$32,848	$33,630	$33,397	$33,148
Net interest income dollar change	(782)	N/A	(233)	(482)
Net interest income percentage change	(2.3)%	N/A	(0.7)%	(1.4)%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of March 31, 2016 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300

Year One (4/16-3/17)
Net interest income	$31,284	$31,994	$31,996	$31,787
Net interest income dollar change	(709)	N/A	2	(207)
Net interest income percentage change	(2.2)%	N/A	0.0%	(0.7)%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

Projections from March 31, 2017 and March 31, 2016, year one reflected declines of 2.3% and 2.2% in net interest income assuming rates were to decline 100 basis points.  The 100 basis point increase in rates reflected a 0.7% decrease in net interest income in 2017 compared to an increase of 0.0% in 2016.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the March 31, 2017, balance sheet, a 100 basis point decrease in rates results in a 3.0% decrease in EVE.  A 100 basis point decrease in rates results in a 10.7% decrease in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

1/1/17-1/31/17	9,030	$29.07	9,030	100,912	shares

2/1/17-2/28/17	—	—	—	100,912	shares

3/1/17-3/31/17	—	—	—	100,912	shares

Total	9,030	$29.07	9,030	100,912	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 50,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through March 31, 2017, 349,088 shares have been purchased.

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

101

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC May 15, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2017,and December 31, 2016, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2017 and March 31, 2016, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY BANCSHARES, INC.

Date	5/15/17	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	5/15/17	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer