Form 10-Q
period 2017-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2017-08-11
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of July 31, 2017:  2,972,163.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share amounts)

	6/30/2017	12/31/2016
ASSETS
Cash and due from banks	$15,328	$42,052
Federal funds sold	809	1,198
Cash and cash equivalents	16,137	43,250
Interest bearing time deposits	5,009	5,029
Securities available for sale	297,786	273,770
Trading Assets	5,702	5,592
Loans held for sale	1,917	724
Loans	650,657	656,007
Allowance for loan losses	(7,958)	(7,541)
Net loans	642,699	648,466
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	2,782	1,824
Assets held for sale	—	969
Bank premises and equipment, net	15,882	14,781
Interest receivable	3,614	3,715
Mortgage servicing rights	1,457	1,321
Goodwill	14,001	14,001
Other intangible assets	443	529
Other assets	6,429	7,442
Total assets	$1,020,892	$1,028,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$216,833	$219,556
Time deposits, $250,000 and over	69,046	74,302
Other interest bearing	498,093	509,123
Total deposits	783,972	802,981
Repurchase agreements	23,950	20,873
Short-term Federal Home Loan Bank advances	5,000	—
Long-term Federal Home Loan Bank advances	83,809	92,500
Note payable	3,873	4,090
Subordinated debentures	7,217	7,217
Interest payable	662	692
Other liabilities	13,564	7,122
Total liabilities	922,047	935,475

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,972,163 and 2,973,232 shares issued and outstanding at June 30, 2017 and December 31, 2016	20,848	20,767
Retained earnings	76,784	73,161
Accumulated other comprehensive income (loss)	1,213	(956)
Total stockholders’ equity	98,845	92,972
Total liabilities and stockholders’ equity	$1,020,892	$1,028,447

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
INTEREST INCOME:
Loans, including fees	$7,712	$7,423	$15,206	$14,802
Securities
Taxable	1,135	866	2,197	1,773
Tax exempt	568	661	1,176	1,318
Trading assets	25	31	59	73
Other	144	105	322	218
Total interest income	9,584	9,086	18,960	18,184
INTEREST EXPENSE:
Deposits	684	555	1,329	1,112
Repurchase agreements	25	27	51	53
Federal Home Loan Bank advances	388	393	785	777
Note payable	49	59	99	120
Subordinated debentures	77	67	157	128
Total interest expense	1,223	1,101	2,421	2,190
Net interest income	8,361	7,985	16,539	15,994
Provision for loan losses	200	225	550	600
Net interest income after provision	8,161	7,760	15,989	15,394
NON-INTEREST INCOME:
Service charges	1,302	1,264	2,525	2,381
Loan service fee income, net	60	(2)	174	49
Trust department income	287	261	575	524
Gain on sale of available for sale securities, net	43	151	43	277
Gain (loss) on trading assets	34	60	51	100
Gain on sale of loans	491	457	1,041	756
Brokerage income	181	250	374	434
Debit card interchange income	780	710	1,511	1,354
Gain on bank premises	6	0	1,200	—
Other	111	135	151	158
Total other income	3,295	3,286	7,645	6,033
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,508	4,562	8,953	8,932
Occupancy expenses	984	939	1,949	1,857
Repossession expenses, net	106	31	185	143
FDIC Insurance	94	164	188	338
Legal and professional fees	194	513	477	891
Data processing	494	427	900	853
Debit card expenses	443	368	818	687
Amortization expense of intangible assets, excluding mortgage servicing right	43	77	86	156
Advertising and marketing	212	225	424	450
Taxes other than payroll, property and income	300	279	600	554
Telephone	137	94	259	185
Postage	85	101	178	190
Loan fees	48	46	111	91
Other	901	782	1,607	1,609
Total other expenses	8,549	8,608	16,735	16,936
Income before taxes	2,907	2,438	6,899	4,491
Income taxes	497	356	1,352	572
Net income	$2,410	$2,082	$5,547	$3,919
Other Comprehensive Income, net of tax:
Change in Unrealized Gains on Securities	1,433	1,656	2,169	4,043
Comprehensive Income	$3,843	$3,738	$7,716	$7,962
Earnings per share
Basic	$0.81	$0.70	$1.87	$1.31
Diluted	0.81	0.70	1.87	1.31
Dividends per share	0.29	0.27	0.58	0.54

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(in thousands, except share information)

						Accumulated
						Other	Total
	Common Stock		Preferred Stock		Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Shares	Amount	Shares	Amount	Earnings	Income	Equity
Balances, January 1, 2017	2,973,232	$20,767	—	$—	$73,161	$(956)	$92,972
Common stock issued (employee stock grants of 5,975 shares, net of 600 shares forfeited, director stock awards of 1,386 shares and director stock options exercised of 600 shares)	7,961	64	—	—	—	—	64
Stock compensation expense	—	80	—	—	—	—	80
Common stock purchased and retired	(9,030)	(63)	—	—	(200)	—	(263)
Other comprehensive income	—	—	—	—	—	2,169	2,169
Net income	—	—	—	—	5,547	—	5,547
Dividends declared - $0.58 per share	—	—	—	—	(1,724)	—	(1,724)
Balances, June 30, 2017	2,972,163	$20,848	—	$—	$76,784	$1,213	$98,845

(1)	Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands, except share information)

	Six Months Ended
	6/30/2017	6/30/2016
Cash Flows From Operating Activities
Net Income	$5,547	$3,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	694
Securities amortization (accretion), net	500	527
Stock based compensation expense	80	80
Provision for loan losses	550	600
Securities available for sale gains, net	(43)	(277)
Net change in trading assets	(110)	(173)
Originations of loans held for sale	(32,957)	(23,913)
Proceeds from sale of loans	32,805	23,808
Losses (gains) on sale of bank premises and equipment	(1,200)	—
Losses (gains) on other real estate	(17)	—
Gain on sale of loans	(1,041)	(756)
Write-downs of other real estate, net	38	85
Changes in:
Interest receivable	101	40
Other assets	(181)	506
Interest payable	(30)	34
Deferred taxes	260	208
Other liabilities	(1,374)	(735)
Net cash from operating activities	3,251	4,647
Cash Flows From Investing Activities
Net change in interest bearing time deposits	20	45
Purchases of securities available for sale	(37,702)	(48,094)
Proceeds from sales of securities available for sale	4,017	21,388
Proceeds from principal payments, maturities and calls securities available for sale	20,131	30,087
Net change in loans	3,533	(29,073)
Purchases of bank premises and equipment	(1,692)	(422)
Proceeds from the sale of bank premises and equipment	2,174	—
Proceeds from the sale of other real estate	918	15
Net cash used in investing activities	(8,601)	(26,054)
Cash Flows From Financing Activities:
Net change in deposits	(19,009)	(7,585)
Net change in repurchase agreements	3,077	7,543
Proceeds from short-term Federal Home Loan Bank advances	5,000	—
Proceeds from long-term Federal Home Loan Bank advances	—	15,000
Repayment of long-term Federal Home Loan Bank advances	(8,691)	(3,216)
Repayment of note payable	(217)	(99)
Proceeds from issuance of common stock	64	49
Purchase of common stock	(263)	(87)
Dividends paid	(1,724)	(1,618)
Net cash (used in) from financing activities	(21,763)	9,987
Net change in cash and cash equivalents	(27,113)	(11,420)
Cash and cash equivalents at beginning of period	43,250	28,048
Cash and cash equivalents at end of period	$16,137	$16,628
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$2,451	$2,156
Supplemental disclosures of non-cash investing activities
Securities transactions in process, payable	$7,642	$—
Real estate acquired through foreclosure	1,897	235

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

Basis of Presentation: The consolidated financial statements include the accounts of Kentucky Bancshares, Inc. (“Kentucky Bancshares”, the “Company”, “we”, “our” or “us”), its wholly-owned subsidiaries, Kentucky Bank (the “Bank”) and KBI Insurance Company, Inc., and the Bank’s wholly-owned subsidiary, KB Special Assets Unit, LLC. Intercompany transactions and balances have been eliminated in consolidation.

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

Adoption of New Accounting Standards

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” Issued in August 2016, ASU 2016-15 provides guidance to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of ASU 2016-15 provide guidance on eight specific cash flow: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The amendments of ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017. Management has evaluated the amendments of ASU 2016-15 and does not believe that adoption of this ASU will impact Kentucky Bancshares existing presentation of the applicable cash receipts and cash payments on its consolidated statement of cash flows.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 will add Financial Accounting Standards Board “FASB” ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.” The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a writedown.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019. Earlier application is permitted for interim and annual periods beginning after December 15, 2018. Kentucky Bancshares plans to adopt the amendments of ASU 2016-13 during the first quarter of 2020. Kentucky Bancshares has established a steering committee which includes the appropriate members of management to evaluate the impact this ASU will have on the Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.

ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions. The amendments of ASU 2016-09 include: (i) requiring all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement; (ii) requiring excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flow; (iii) allowing an entity to make an entity-wide accounting policy election to either estimate the number of awards that expect to vest or account for forfeitures when they occur; (iv) change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (v) requiring that cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The amendments of ASU 2016-09 became effective for Kentucky Bancshares on January 1, 2017 and did not have a material impact on Kentucky Bancshares consolidated financial statements. The Company has made an entity-wide accounting policy election to account for forfeitures of stock awards as they occur. Changes to Kentucky Bancshares consolidated statement of cash flows required by the amendments of ASU 2016-09 are incorporated into the presentation in the Quarterly Report on Form 10-Q for the three month and six month periods ending June 30, 2017.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018. Kentucky Bancshares plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019. At adoption, Kentucky Bancshares will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis. As of June 30, 2017, all leases in which Kentucky Bancshares was the lessee were classified as operating leases.

Kentucky Bancshares does not anticipate any material impact to its consolidated statements of income, balance sheet or regulatory capital as a result of the adoption of this ASU as the Company has an immaterial amount of leases in which it is the lessor.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).” Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information. The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments of ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017. Kentucky Bancshares plans to adopt the amendments of ASU 2016-01 during the first quarter of 2018. Management has evaluated the impact this ASU will have on the Company’s consolidated financial statements and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financials statements..

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards. ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount. The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled. Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer. ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.

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

Management will continue to evaluate the impact the adoption of ASU 2014-09 will have on Kentucky Bancshares consolidated financial statements, focusing on noninterest income sources within the scope of ASU 2014-09 as well as new disclosures required by these amendments; however, the adoption of ASU 2014‑09 is not expected to have a material impact on Kentucky Bancshares consolidated financial statements.

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

ASU 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting: In May 2017, the FASB issued ASU 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU amends the guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for interim or annual periods. The adoption of this guidance is not expected to have a material impact on Kentucky Bancshares consolidated financial statements.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
June 30, 2017
U. S. government agencies	$41,450	$521	$(164)	$41,807
States and political subdivisions	87,395	2,538	(103)	89,830
Mortgage-backed - residential	166,783	363	(1,338)	165,808
Equity securities	320	21	—	341
Total	$295,948	$3,443	$(1,605)	$297,786

December 31, 2016
U. S. government agencies	$36,454	$373	$(299)	$36,528
States and political subdivisions	90,117	1,731	(716)	91,132
Mortgage-backed - residential	148,327	120	(2,677)	145,770
Equity securities	320	20	—	340
Total	$275,218	$2,244	$(3,692)	$273,770

The amortized cost and fair value of securities June 30, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 9.

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,384	$3,381
Due after one year through five years	28,556	29,280
Due after five years through ten years	46,719	47,590
Due after ten years	50,186	51,386
	128,845	131,637
Mortgage-backed - residential	166,783	165,808
Equity	320	341
Total	$295,948	$297,786

Proceeds from sales of securities during the first six months of 2017 and 2016 were $4.0 and $21.4 million.  Gross gains of $43  thousand and $277 thousand and gross losses of $0 were realized on those sales, respectively.  The tax provision related to these realized net gains was $15  thousand and $94 thousand, respectively.

Proceeds from sales of securities during the three months ended June 30, 2017 and June 30, 2016 were were $4.0 and $12.1 million.  Gross gains of $43 thousand and $151 thousand and gross losses of $0 were realized on those sales, respectively.  The tax provision related to these realized net gains was $15 thousand and $51 thousand, respectively.

Securities with unrealized losses June 30, 2017 and at December 31, 2016 not recognized in income are as follows:

June 30, 2017

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies	$24,399	$(164)	$—	$—	$24,399	$(164)
States and municipals	9,870	(103)	—	—	9,870	(103)
Mortgage-backed - residential	63,992	(673)	30,108	(665)	94,100	(1,338)
Total temporarily impaired	$98,261	$(940)	$30,108	$(665)	$128,369	$(1,605)

December 31, 2016

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies	$28,202	$(299)	$—	$—	$28,202	$(299)
States and municipals	27,834	(716)	—	—	27,834	(716)
Mortgage-backed - residential	119,802	(1,938)	13,652	(739)	133,454	(2,677)
Total temporarily impaired	$175,838	$(2,953)	$13,652	$(739)	$189,490	$(3,692)

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

TRADING ASSETS

The trading assets, which totaled $5.7 million at June 30, 2017 and $5.6 million at December 31, 2016, are primarily comprised of cash and cash equivalents and municipal securities which are generally held for 60 days or less.

3.LOANS

Loans at period-end are as follows:

(in thousands)

	6/30/2017	12/31/2016
Commercial	$79,468	$77,436
Real estate construction	29,614	29,169
Real estate mortgage:
1-4 family residential	247,158	244,638
Multi-family residential	42,741	47,199
Non-farm & non-residential	173,410	176,024
Agricultural	60,060	62,491
Consumer	17,963	18,867
Other	243	183
Total	$650,657	$656,007

Activity in the allowance for loan losses for the six month and three month periods indicated was as follows:

	Six Months Ended June 30, 2017
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$789	$(15)	$15	$217	$1,006
Real estate Construction	564	—	1	19	584
Real estate mortgage:
1-4 family residential	2,301	(33)	5	302	2,575
Multi-family residential	581	—	7	57	645
Non-farm & non-residential	1,203	—	—	119	1,322
Agricultural	856	—	28	(380)	504
Consumer	547	(102)	28	88	561
Other	60	(468)	401	83	76
Unallocated	640	—	—	45	685
	$7,541	$(618)	$485	$550	$7,958

	Three Months Ended June 30, 2017
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$871	$(13)	$7	$141	$1,006
Real estate construction	545	—	1	38	584
Real estate mortgage:
1-4 family residential	2,375	(22)	4	218	2,575
Multi-family residential	666	—	4	(25)	645
Non-farm & non-residential	1,311	—	—	11	1,322
Agricultural	862	—	18	(376)	504
Consumer	534	(65)	24	68	561
Other	60	(243)	167	92	76
Unallocated	652	—	—	33	685
	$7,876	$(343)	$225	$200	$7,958

	Six Months Ended June 30, 2016
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$486	$—	$34	$146	$666
Real estate Construction	411	—	13	128	552
Real estate mortgage:
1-4 family residential	2,081	(64)	7	280	2,304
Multi-family residential	458	—	4	45	507
Non-farm & non-residential	1,213	—	273	(328)	1,158
Agricultural	678	—	23	100	801
Consumer	525	(163)	70	118	550
Other	60	(499)	440	49	50
Unallocated	609	—	—	62	671
	$6,521	$(726)	$864	$600	$7,259

	Three Months Ended June 30, 2016
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$508	$—	$3	$155	$666
Real estate Construction	876	—	7	(331)	552
Real estate mortgage:
1-4 family residential	2,176	(52)	2	178	2,304
Multi-family residential	472	—	1	34	507
Non-farm & non-residential	1,181	—	7	(30)	1,158
Agricultural	727	—	12	62	801
Consumer	531	(53)	13	59	550
Other	60	(196)	143	43	50
Unallocated	616	—	—	55	671
	$7,147	$(301)	$188	$225	$7,259

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.3 million as of June 30, 2017 and $2.4 million at December 31, 2016) in loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016:

	Individually	Collectively	Purchased
As of June 30, 2017	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$1,006	$—	$1,006
Real estate construction	—	584	—	584
Real estate mortgage:		—
1-4 family residential	205	2,370	—	2,575
Multi-family residential	—	645	—	645
Non-farm & non-residential	—	1,322	—	1,322
Agricultural	—	504	—	504
Consumer	—	561	—	561
Other	—	76	—	76
Unallocated	—	685	—	685
	$205	$7,753	$—	$7,958
Loans:
Commercial	$—	$79,468	$—	$79,468
Real estate construction	—	29,614	—	29,614
Real estate mortgage:
1-4 family residential	631	245,634	893	247,158
Multi-family residential	—	42,158	583	42,741
Non-farm & non-residential	2,596	170,664	150	173,410
Agricultural	289	59,585	186	60,060
Consumer	—	17,963	—	17,963
Other	—	243	—	243
	$3,516	$645,329	$1,812	$650,657

	Individually	Collectively	Purchased
As of December 31, 2016	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$789	$—	$789
Real estate construction	—	564	—	564
Real estate mortgage:
1-4 family residential	99	2,202	—	2,301
Multi-family residential	—	581	—	581
Non-farm & non-residential	15	1,188	—	1,203
Agricultural	427	429	—	856
Consumer	—	547	—	547
Other	—	60	—	60
Unallocated	—	640	—	640
	$541	$7,000	$—	$7,541
Loans:
Commercial	$97	$77,339	$—	77,436
Real estate construction	153	29,016	—	29,169
Real estate mortgage:
1-4 family residential	2,704	240,906	1,028	244,638
Multi-family residential	—	46,637	562	47,199
Non-farm & non-residential	1,725	174,154	145	176,024
Agricultural	3,315	58,998	178	62,491
Consumer	—	18,867	—	18,867
Other	—	183	—	183
Total	$7,994	$646,100	$1,913	$656,007

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2017 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
1-4 family residential	$15	15	$—	311	$—	$—
Non-farm & non-residential	2,596	2,596	—	2,595	53	53
Agricultural	289	289	—	472	7	7

With an allowance recorded:
Real estate mortgage:
1-4 family residential	616	616	205	1,358	—	—
Total	$3,516	$3,516	$205	$4,737	$60	$60

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the six months ended June 30, 2016:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$304	$4	$4
Agricultural	393	25	25

With an allowance recorded:
Real estate mortgage:
Construction	689	20	20
1-4 family residential	1,067	27	27
Non-farm & non-residential	2,070	41	41
Agricultural	3,689	—	—

Total	$8,212	$117	$117

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2016 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$97	$97	$—	$48	$30	$30
Real-estate construction	153	153		494	9	9
Real-estate mortgage:
1-4 family residential
Non-farm & non-residential	606	606	—	488	—	—
Agricultural	654	654	—	561	—	—

With an allowance recorded:
Real estate mortgage
1-4 family residential	2,098	2,098	99	1,590	56	56
Non-farm & non-residential	1,725	1,725	15	2,303	71	71
Agricultural	2,661	2,661	427	3,309	25	25

Total	$7,994	$7,994	$541	$8,793	$191	$191

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.  The following tables present loans individually evaluated for impairment by class of loans for the three months ended June 30, 2017 and June 30, 2016:

	Three Months Ending June 30, 2017
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$8	$—	$—
Non-farm & non-residential	1,298	25	25
Agricultural	594	4	4

With an allowance recorded:
Real estate mortgage:
1-4 family residential	474	—	—
	$2,372	$29	$29

	Three Months Ending June 30, 2016
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$947	$40	$40
Agricultural	292	47	47

With an allowance recorded:
Real estate mortgage:
Construction	2,394	—	—
1-4 family residential	720	1	1
Non-farm & non-residential	2,070	23	23
Agricultural	3,957	—	—
Total	$10,380	$111	$111

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of June 30, 2017 and December 31, 2016:

		Loans Past Due
		Over 90 Days
As of June 30, 2017		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$—	$252	$—
Real estate construction	—	67	—
Real estate mortgage:
1-4 family residential	1,830	135	—
Non-farm & non-residential	333	63	1,702
Agricultural	52	98	—
Consumer	10	9	—
Total	$2,225	$624	$1,702

		Loans Past Due
		Over 90 Days
As of December 31, 2016		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$3	$11	$—
Real estate construction	—	153	—
Real estate mortgage:
1-4 family residential	2,725	31	338
Multi-family residential	25	—	—
Non-farm & non-residential	272	—	1,725
Agricultural	1,541	724	—
Consumer	—	8	—
Total	$4,566	$927	$2,063

Nonaccrual loans secured by real estate make up 99.5% of the total nonaccrual loan balances at June 30, 2017.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of June 30, 2017 and December 31, 2016 by class of loans:

	30–59	60–89	Greater than		Total
As of June 30, 2017	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$417	$7	$252	$—	$676	$78,792
Real estate construction	—	—	67	—	67	29,547
Real estate mortgage:
1-4 family residential	1,905	221	135	1,830	4,091	243,067
Multi-family residential	—	—	—	—	—	42,741
Non-farm & non-residential	538	—	63	333	934	172,476
Agricultural	21	—	98	52	171	59,889
Consumer	93	10	9	10	122	17,841
Other	—	—	—	—	—	243
Total	$2,974	$238	$624	$2,225	$6,061	$644,596

	30–59	60–89	Greater than		Total
As of December 31, 2016	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$54	$45	$11	$3	$113	$77,323
Real estate construction	—	—	153	—	153	29,016
Real estate mortgage:
1-4 family residential	2,310	228	31	2,725	5,294	239,344
Multi-family residential	391	3	—	25	419	46,780
Non-farm & non-residential	159	61	—	272	492	175,532
Agricultural	647	61	724	1,541	2,973	59,518
Consumer	97	37	8	—	142	18,725
Other	—	—	—	—	—	183
Total	$3,658	$435	$927	$4,566	$9,586	$646,421

Troubled Debt Restructurings:

The Company has allocated $0 in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2017.  The Company allocated $40 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2016.

The Company has not committed to lend additional amounts as of June 30, 2017 and December 31, 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

No loans were modified as troubled debt restructurings during the first six months ended of 2017 or 2016.

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

As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of June 30, 2017		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$77,822	$1,580	$46	$20
Real estate construction	29,614	—	—	—
Real estate mortgage:
1-4 family residential	238,288	3,843	5,027	—
Multi-family residential	39,410	2,584	747	—
Non-farm & non-residential	164,215	7,399	1,796	—
Agricultural	57,056	2,188	816	—

Total	$606,405	$17,594	$8,432	$20

As of December 31, 2016		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$76,346	$1,078	$12	$—
Real estate construction	28,577	—	592	—
Real estate mortgage:
1-4 family residential	232,969	4,031	7,627	11
Multi-family residential	43,681	2,617	901	—
Non-farm & non-residential	167,451	8,185	388	—
Agricultural	58,155	1,367	2,969	—

Total	$607,179	$17,278	$12,489	$11

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $19 thousand at June 30, 2017 and $8 thousand at December 31, 2016.

4.REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Six Months Ended
	June 30,
	2017	2016
Beginning of year	$1,824	$2,347
Additions	1,897	193
Sales	(901)	(15)
(Additions) subtractions to valuation allowance, net	(38)	(85)

End of period	$2,782	$2,440

Activity in the valuation allowance was as follows:

	2017	2016
Beginning of year	$803	$616
Write-downs of other real estate, net	38	85
Reductions from sale	(46)	—

End of Period	$795	$701

Expenses related to foreclosed assets include:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net (gain) loss on sales, included in other income on income statement	$(17)	$—

Additions to valuation allowance, net	38	85
Operating expenses, net of rental income	147	58
Repossession expense, net	185	143

Net expense, net of gain or loss on sales, for the period	$168	$143

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
Net (gain) loss on sales, included in other income on income statement	$28	$—

Additions to valuation allowance, net	38	—
Operating expenses, net of rental income	68	31
Repossession expense, net	106	31

Net expense, net of gain or loss on sales, for the period	$134	$31

5.EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Basic Earnings Per Share
Net Income	$5,547	$3,919
Weighted average common shares outstanding	2,954	2,977
Basic earnings per share	$1.87	$1.31

Diluted Earnings Per Share
Net Income	$5,547	$3,919
Weighted average common shares outstanding	2,954	2,977
Weighted average common and dilutive potential common shares outstanding	2,954	2,977
Diluted earnings per share	$1.87	$1.31

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
Basic Earnings Per Share
Net Income	$2,410	$2,082
Weighted average common shares outstanding	2,954	2,977
Basic earnings per share	$0.81	$0.70

Diluted Earnings Per Share
Net Income	$2,410	$2,082
Weighted average common shares outstanding	2,954	2,977
Weighted average common and dilutive potential common shares outstanding	2,954	2,977
Diluted earnings per share	$0.81	$0.70

Stock options for 0 shares of common stock for the six and three months ended June 30, 2017 and 1,200 shares of common stock for the six and three months ended June 30, 2016 were excluded from diluted earnings per share because their impact was antidilutive.

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

Summary of activity in the stock option plan for the first six months of 2017 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding, beginning of year	1,200	$31.00
Granted	—	—		—
Forfeited or expired	—	—		—
Exercised	(600)	31.00
Outstanding, end of year	600	$31.00	8 months	$5
Vested and expected to vest	600	$31.00	8 months	$5
Exercisable, end of period	600	$31.00	8 months	$5
(1)	Aggregate intrinsic value in thousands

As of June 30, 2017, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 50,000. There were no shares issued during the first six months of 2017 or 2016.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were no shares forfeited during the first six months of 2017 or 2016.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2017	10,636	$254	$23.84
Granted	—	—	—
Vested	(4,192)	(94)	22.39
Forfeited	—	—	—
Nonvested at June 30, 2017	6,444	$160	$24.77

(1) Grant date fair value in thousands

As of June 30, 2017, there was $122 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2017, no additional shares are available for issuance under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 6,575 shares issued during the first six months of 2017 and 6,170 shares were issued during the first six months of 2016. There were 600 shares forfeited during the first six months of 2017 and no shares were forfeited during the first six months of 2016.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2017	7,297	$214	$29.31
Granted	6,575	214	32.50
Vested	(1,414)	(41)	28.77
Forfeited	(600)	(20)	32.50
Nonvested at June 30, 2017	11,858	$367	$30.98
(1)	Grant date fair value in thousands

As of June 30, 2017, there was $343 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of  4.0 years. As of June 30, 2017, 133,017, shares are still available for issuance.

7.REPURCHASE AGREEMENTS

Repurchase agreements totaled $24.0 million at June 30, 2017. Of this, $18.0 million were overnight obligations and $6.0 million had terms extending through May 2021 and a weighted remaining average life of 1.8 years. The Company pledged agencies and mortgage-backed securities with a carrying amount of $29.5 million to secure repurchase agreements as of June 30, 2017.

8.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5 million which had an outstanding balance of $3.9 million at June 30, 2017. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  The maturity schedule for the term loan as of June 30, 2017 is as follows (in thousands):

2017	$192
2018	399
2019	419
2020	441
2021	463
Thereafter	1,959
$3,873

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

No adjustments were made for the first six months of 2017 or 2016 and resulted in a Level 3 classification of the inputs for determining fair value.

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned (OREO) are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments were $38 for the six months ended June 30, 2017 and $85 thousand for the six months ended June 30, 2016, and $38 thousand for the three months ended June 30, 2017 and $0 for the three months ended June 30, 2016, and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at June 30, 2017 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U. S. government agencies	$41,807	$—	$41,807	$—
States and municipals	89,830	—	89,830	—
Mortgage-backed - residential	165,808	—	165,808	—
Equity securities	341	341	—	—
Trading Assets	5,702	2,395	3,307	—
Total	$303,488	$2,736	$300,752	$—

Fair Value Measurements at December 31, 2016 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U. S. government agencies	$36,528	$—	$36,528	$—
States and municipals	91,132	—	91,132	—
Mortgage-backed - residential	145,770	—	145,770	—
Equity securities	340	340	—	—
Trading Assets	5,592	1,608	3,984	—
Total	$279,362	$1,948	$277,414	$—

There were no transfers between level 1 and level 2 during 2017 or 2016.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2017 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family Residential	$412	$—	$—	$412
Other real estate owned, net:
Residential	752	—	—	752
Commercial	57	—	—	57
Mortgage servicing rights	1,352	—	—	1,352

	Fair Value Measurements at December 31, 2016 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$1,685	$—	$—	$1,685
Agricultural	2,234	—	—	2,234
Other real estate owned, net:
Residential	956	—	—	956
Commercial	272	—		272
Mortgage servicing rights	1,083	—	—	1,083

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a carrying amount of $412 thousand, which includes a valuation allowance of $205 thousand at June 30, 2017.  Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $3.9 million, with a valuation allowance of $502 thousand at December 31, 2016.  No new loans became impaired during the six month period ended June 30, 2017 which resulted in no additional provision for loan losses for impaired loans.  For the six months ended June 30, 2016, two new loans became impaired resulting in additional loan loss provision expense of $34 thousand.  For the three months ended June 30, 2016, one new loan became impaired resulting in additional loan loss provision expense of $19 thousand.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $809 thousand, which is made up of the outstanding balance of $1.6 million, net of a valuation allowance of $757 thousand at June 30, 2017. Other real estate owned which was measured at fair value less costs to sell, had a net carrying amount of $1.6 million, which was made up of the outstanding balance of $2.4 million, net of a valuation allowance of $803 thousand at December 31, 2016.   The Company recorded $38 thousand in write-downs of other real estate owned properties for both the six months and the three months ended June 30, 2017. The Company recorded $85 thousand and $0 in net write-downs of other real estate owned properties during the six months and the three months ended June 30, 2016.

Impaired mortgage servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $1.35 million, which is made up of the outstanding balance of $1.44 million, net of a valuation allowance of $91 thousand at June 30, 2017.

At December 31, 2016, impaired loan servicing rights were carried at their fair value of $1.1 million, which is made up of the outstanding balance of $1.2 million, net of a valuation allowance of $125 thousand. For the first six months of 2017, the Company recorded a net recovery of prior write-downs of $34 thousand and net write-downs of $42 thousand for the six months ended June 30, 2016.  For the three months ended June 30, 2017, the Company recorded write-downs of $5 thousand compared to net write-downs of $45 thousand for the three months ended June 30, 2016.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016:

				Range
June 30, 2017	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:

1-4 family residential	412	sales comparison	adjustment for differences between the comparable sales	6%-6%	(6)%

Other real estate owned:
Residential	752	sales comparison	adjustment for differences between the comparable sales	1%-10%	(5)%
Commercial	57	income approach	capitalization rate	10%- 10%	(10)%

Mortgage servicing rights	1,352	discounted cash flow	constant prepayment rates	8%-35%	(11)%

				Range
December 31, 2016	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	1,685	sales comparison	adjustment for differences between the comparable sales	0%-21%	(10)%
Agricultural	2,234	sales comparison	adjustment for differences between the comparable sales	2%-75%	(9)%
Other real estate owned:
Residential	956	sales comparison	adjustment for differences between the comparable sales	1%-16%	(9)%
Commercial	272	income approach	capitalization rate	10%-10%	(10)%
Mortgage Servicing Rights	1083	discounted cash flow	constant prepayment rates	8%-45%	(13)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2017 and December 31, 2016 are as follows:

June 30, 2017:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,137	$16,137	$—	$—	$16,137
Interest bearing deposits	5,009	5,009	—	—	5,009
Securities	297,786	340	297,446	—	297,786
Trading assets	5,702	2,384	3,318	—	5,702
Loans held for sale	1,917	—	1,954	—	1,954
Loans, net	642,699	—	—	639,026	639,026
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,614	—	1,355	2,259	3,614
Financial liabilities
Deposits	$783,972	$592,641	$192,357	$—	$784,998
Securities sold under agreements to repurchase	23,950	—	24,014	—	24,014
Short-term Federal Home Loan Bank advances	5,000	—	5,001	—	5,001
Long-term Federal Home Loan Bank advances	83,809	—	79,334	—	79,334
Note payable	3,873		4,328		4,328
Subordinated debentures	7,217	—	—	7,211	7,213
Interest payable	662	—	600	62	662

December 31, 2016:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$43,250	$43,250	$—	$—	$43,250
Interest bearing deposits	5,029	5,029	—	—	5,029
Securities	273,770	340	273,430	—	273,770
Trading assets	5,592	1,608	3,984	—	5,592
Mortgage loans held for sale	724	—	750	—	750
Loans, net	648,466	—	—	648,234	648,234
FHLB Stock	7,034	—	—	—	N/A
Interest receivable	3,715	—	1,334	2,381	3,715
Financial liabilities
Deposits	$802,981	$607,617	$195,528	$—	$803,145
Securities sold under agreements to repurchase	20,873	—	21,006	—	21,006
FHLB advances	92,500	—	91,015	—	91,015
Note payable	4,090	—	4,564	—	4,564
Subordinated debentures	7,217	—	—	7,210	7,210
Interest payable	692	—	639	53	692

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

10.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (unaudited)

(in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Six Months Ended June 30,
	2017	2016
Beginning Balance	$(956)	$359

Unrealized holding gains (losses) for the period, net of tax	2,197	4,226

Reclassification adjustment for:

Securities gains realized in income	43	277
Income taxes	(15)	(94)
	28	183

Net current period other comprehensive income	2,169	4,043

Ending balance	$1,213	$4,402

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ended June 30,
	2017	2016
Beginning Balance	$(220)	$2,746

Unrealized holding gains (losses) for the period, net of tax	1,461	1,756

Reclassification adjustment for:

Securities gains realized in income, net	43	151
Income taxes	(15)	(51)
	28	100

Net current period other comprehensive income	1,433	1,656

Ending balance	$1,213	$4,402

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and June 30, 2016:

June 30, 2017

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$43	Gain on sale of available for sale securities, net
	15	Income taxes
	28	Net income

June 30, 2016

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$277	Gain on sale of available for sale securities, net
	94	Income taxes
	183	Net income

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

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  economic conditions (both generally and more specifically in the markets, including the tobacco market and the thoroughbred horse industry, in which we and our Bank operate); competition for our subsidiary’s customers from other providers of financial and mortgage services; government legislation, regulation and monetary policy (which changes from time to time and over which we have no control); changes in interest rates (both generally and more specifically mortgage interest rates); ability to successfully gain regulatory approval when required; material unforeseen changes in the liquidity, results of operations, or financial condition of our subsidiary’s customers; adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; future acquisitions, changes in technology, information security breaches or cyber security attacks involving the Company, it subsidiaries, or third-party service providers; and other risks detailed in our filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond our control.

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

Summary

The Company recorded net income of $5.5 million, or $1.87 basic earnings and diluted earnings per share for the first six months ended June 30, 2017 compared to $3.9 million or $1.31 basic earnings and diluted earnings per share for the six month period ended June 30, 2016.  The first six months net earnings reflect an increase of $1.6 million, or 41.5%, compared to the same time period in 2016.  The increase in net earnings is mostly attributed to an increase of $545 thousand, or 3.4%, in net interest income, an increase of $1.6 million, or 26.7%, in non-interest income, a decrease of $201 thousand, or 1.2%, in non-interest expense, and a decrease of $50 thousand, or 8.3%, for the provision for loan losses.  The increase in non-interest income is mostly attributed to the sale of a branch building located in Winchester, Kentucky, to a non-banking real estate investor.  The sale was solely for the building and not for the loans or deposits associated with the branch. The sale of the building resulted in a pre-tax gain of approximately $1.2 million.  Absent the sale of the building, net income would have been up approximately $839 thousand or 21.4%, net of tax, compared to the same period last year.  The earnings for the three months ended June 30, 2017 were $3.8 million or $0.81 basic and diluted earnings per share compared to $3.7 million or $0.70 basic and diluted earnings per share for the three month period ended June 30, 2016. The earnings for the three month period in 2017 reflect an increase of 15.8% compared to the same time period in 2016.

For the six months ended June 30, 2017 and compared to the six months ended June 30, 2016, service charges increased $144 thousand, gain on the sale of loans increased $285 thousand, and debit card interchange income increased $157 thousand. Salaries and benefits expense increased $21 thousand, legal and professional fees decreased $414 thousand and debit card expenses increased $131 thousand.  For the three months ended June 30, 2017 and compared to the three months ended June 30, 2016, service charges increased $38 thousand, debit card interchange income increased $70 thousand, and gains on the sale of loans increased $34 thousand.  For the three months ended June 30, 2017 and compared to the the three months ended June 30, 2016, salaries and benefits expense decreased $54 thousand, legal and professional fees decreased $319 thousand, data processing expense increased $67 thousand, debit card expense increased $75 thousand and other expenses increased $119 thousand.  For the same three month comparision, repossession expense increased $75 thousand.

Return on average assets was 1.06% for the six months ended June 30, 2017 and 0.79% for the six months ended June 30, 2016. Return on average assets was 0.93% for the three months ended June 30, 2017 and 0.83% for the three months ended June 30, 2016.  Return on average equity was 11.57% for the six month period ended June 30, 2017 and 8.49% for the six month period ended June 30, 2016. Return on average equity was 9.81% for the three month period ended June 30, 2017 and 8.91% for the three month period ended June 30, 2016.

Securities available for sale increased $24.0 million from $273.8 million at December 31, 2016 to $297.8 million at June 30, 2017.  Trading assets increased by $110 thousand, or 1.97%, totaled $5.7 million at June 30, 2017 compared to $5.6 million at December 31, 2016, and includes income on the investment totaling $110 thousand during the first six months of 2017 compared to $173 thousand for the six months ended June 30, 2016. Income (loss) on the trading account totaled $34 thousand for the three months ended June 30, 2017 compared to $60 thousand for the three months ended June 30, 2016.

Gross Loans decreased $5.3 million from $656.0 million on December 31, 2016 to $650.7  million at June 30, 2017.  The overall decrease in loan balances from December 31, 2016 to June 30, 2017 is comprised of the following: an increase of $2.5 million in 1-4 family residential loans, an increase of $2.0 million in commercial loans, a decrease of $4.5 million in multi-family residential loans, a decrease of $2.4 million in agricultural loans, a decrease of $2.6 million in non-farm and non-residential loans, a decrease of $904 thousand in consumer loans, and an increase of $445 thousand in real-estate construction loans.  Other loan balances increased $60 thousand from December 31, 2016 to June 30, 2017.

Total deposits decreased from $803.0 million on December 31, 2016 to $784.0 million on June 30, 2017, a decrease of $19.0 million.  Non-interest bearing demand deposit accounts decreased $2.7 million from December 31, 2016 to June 30, 2017 while time deposits $250 thousand and over decreased $5.3 million and other interest bearing deposit accounts decreased $11.0 million from December 31, 2016 to June 30, 2017.

Public fund account balances decreased $20.4 million from December 31, 2016 to June 30, 2017.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank decreased $3.7 million from December 31, 2016 to June 30, 2017, repurchase agreements increased $3.1 million, and the note payable decreased $217 thousand.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $16.5 million for the six months ended June 30, 2017 compared to $16.0 million for the six months ended June 30, 2016, an increase of 3.4%. Net interest income was $8.4 million for the three months ended June 30, 2017 compared to $8.0 million for the three months ended June 30, 2016, an increase of 4.7%.

The interest spread, excluding tax equivalent adjustments, was 3.30% for the first six months of 2017 compared to 3.37% for the first six months of 2016.  For the first six months in 2017, the yield on assets decreased from 3.86% in 2016 to 3.82% in 2017, excluding tax equivalent adjustments. The yield on loans increased two basis points compared to the six months ended June 30, 2016 from 4.65% to 4.67% for the six months ended June 30, 2017.  The yield on securities, excluding tax equivalent adjustments, was unchanged from 2.33% during the first six months of 2017 compared to 2016.  The cost of liabilities was 0.52% for the first six months in 2017 compared to 0.49% in 2016.

Year to date average loans, excluding overdrafts, increased $15.6 million, or 2.4% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  Loan interest income increased $404 thousand during the first six months of 2017 compared to the first six months of 2016.  Year to date average total deposits increased from June 30, 2016 to June 30, 2017 by $47.0 million or 6.1%.  Year to date average interest bearing deposits increased $49.0 million, or 8.7%, from June 30, 2016 to June 30, 2017.  Deposit interest expense increased $217 thousand for the first six months of 2017 compared to the same period in 2016.  Year to date average borrowings, including repurchase agreements, decreased $2.1 million, or 1.6%, from June 30, 2016 to June 30, 2017.  Interest expense on borrowed funds, including repurchase agreements, increased $15 thousand for the first six months of 2017 compared to the same period in 2016.

The volume rate analysis for the six months ended June 30, 2017 indicates that $363 thousand of the increase in loan interest income is attributable to an increase in loan volume and $321 thousand of the increase in securities interest income is attributable to an increase in the volume of our security portfolio.  Further, an increase in loan rates caused an increase of $41 thousand in interest income and a decrease in rates in our security portfolio contributed to a decrease of $53 thousand in securities interest income.  The net effect to interest income was an increase of $776 thousand for the first six months of 2017 compared to the same time period in 2016.

Also based on the following volume rate analysis for the six months ended June 30, 2017, an increase in demand deposit interest rates resulted in $116 thousand additional interest expense, a decrease in interest rates paid for savings deposits resulted in a reduction of $3 thousand in interest expense, and increases in interest rates paid for time deposits resulted in an addition of $61 thousand in interest expense.

The change in volume in deposits and borrowings was responsible for a $3 thousand decrease in interest expense, of which an increase in demand deposits resulted in an increase of $57 thousand in interest expense, an increase in time deposits resulted in a decrease of $14 thousand in interest expense, a decrease in repurchase agreements resulted in a decrease of $63 thousand in interest expense, and an increase in other borrowings resulted in an increase of $17 thousand in interest expense.  The net effect to interest expense was an increase of $231 thousand.  As a result, the increase in net interest income for the first six months in 2017 is mostly attributed to growth in the Company’s loan and security portfolios.

The volume rate analysis for the three months ended June 30, 2017 indicates that the $376 thousand increase in net interest income is attributable to a decrease of $402 thousand due to change in growth in the Company’s balance sheet and an increase of $778 thousand is a result of changes in rates.

Changes in Interest Income and Expense

	Six Months Ended
	2017 vs. 2016
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$363	$41	$404
Investment Securities	321	(53)	268
Other	33	71	104
Total Interest Income	717	59	776
INTEREST EXPENSE
Deposits
Demand	57	116	173
Savings	—	(3)	(3)
Negotiable Certificates of Deposit and Other Time Deposits	(14)	61	47
Securities sold under agreements to repurchase and other borrowings	(63)	69	6
Federal Home Loan
Bank advances	17	(9)	8
Total Interest Expense	(3)	234	231
Net Interest Income	$720	$(175)	$545

	Three Months Ended
	2017 vs. 2016
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$(497)	$786	$289
Investment Securities	(5)	178	173
Other	22	14	36
Total Interest Income	(480)	978	498
INTEREST EXPENSE
Deposits
Demand	18	87	105
Savings	—	(1)	(1)
Negotiable Certificates of Deposit and Other Time Deposits	(16)	41	25
Securities sold under agreements to repurchase and other borrowings	(48)	46	(2)
Federal Home Loan
Bank advances	(32)	27	(5)
Total Interest Expense	(78)	200	122
Net Interest Income	$(402)	$778	$376

Non-Interest Income

Non-interest income increased $1.6 million for the six months ended June 30, 2017, compared to the same period in 2016, to $7.6 million. Non-interest income increased $9 thousand for the three months ended June 30, 2017, compared to the thee months ended June 30 2016, to remain at $3.3 million.

As previously noted, non-interest income increased $1.6 million for the six months ended June 30, 2017 in comparison to the six months ended June 30, 2016.  Favorable variances to non-interest income for the first six months of 2017 include an increase of $144 thousand in service charges, an increase of $125 thousand in loan net service fee income, an increase of $51 thousand in trust department income, an increase of $157 thousand in debit card interchange income, and an increase of $285 thousand in gains on the sale of loans.

The largest favorable variance to non-interest income for the first six months of 2017 is an increase of $1.2 million in gains on bank premises due to the sale of a bank building located in Winchester, Kentucky.  The sale was solely for the building and not for the loans or deposits associated with the branch.

Decreases to non-interest income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 include a decrease of $234 thousand in gains on the sale of securities and a decrease of $49 thousand in gains on trading assets.

The gain on the sale of loans increased from $756 thousand during the first six months of 2016 to $1.0 million during the first six months of 2017, an increase of $285 thousand. For the three months ended June 30, the gain on the sale of loans increased from $457 thousand in 2016 to $491 thousand in 2017.

The volume of loans originated to sell during the first six months of 2017 increased $9.0 million compared to the same time period in 2016.  The volume of loans originated to sell the during the three months ended June 30, 2017 compared to the six months ended June 30, 2016 increased $4.1 million. The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization and impairment expense, was $174 thousand for the six months ended June 30, 2017 compared to $49 thousand for the six months ended June 30, 2016, an increase of $125 thousand.  During the first six months of 2017, the market value adjustment to the carrying value of the mortgage servicing right was a net recovery of prior-writedowns of $34 thousand, as the fair value of this asset increased.  During the first six months of 2016, the market value adjustment to the carrying value of the mortgage servicing right asset was a net write-down of $42 thousand as the fair value of the mortgage servicing asset decreased.  For the three months ended June 30, 2017, the market value adjustment to the carrying value of the mortgage serving right asset was a net write-down of $5 thousand compared to a net write-down of $45 thousand during the second quarter of 2016.

Non-Interest Expense

Total non-interest expense decreased $201 thousand for the six month period ended June 30, 2017 compared to the same period in 2016.  Total non-interest expense decreased $59 thousand for the three month period ended June 30, 2017 compared to the three months ended June 30, 2016. Management continues to consider opportunities for branch expansion, and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense.

For the comparable six month periods, salaries and employees benefits expense increased $21 thousand, an increase of 0.2%.  The number of full-time employee equivalent employees decreased from 246 at June 30, 2016 to 243 at June 30, 2017, a decrease of three full-time employee equivalent employees.  For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, salaries and employee benefits expense decreased $54 thousand, or 1.2%.

Occupancy expense increased $92 thousand to $1.9 million for the first six months of 2017 compared to the same time period in 2016.  Building rent expense increased $58 thousand  mostly due to rent expense being lower in 2016 due to the Company recovering $20 thousand in accrued expense for a former branch leased in Richmond, KY.

In addition, the Company incurred an additional $24 thousand in building rents during the first six month of 2017 compared to the same time period in 2016 due to rent expense associated with leasing back the branch building that was sold in Winchester, KY during the first quarter of 2017.

Depreciation expense decreased $88 thousand for the six months ended June 30, 2017 compared to June 30, 2016.  Expenses incurred for assets not depreciated increased $116 thousand during the first six months of 2017 compared to the first six months of 2016.  This increase is attributed to purchasing additional equipment during the first quarter of 2017 and increasing the threshold for which we depreciate assets.  The capitalization policy, during the first six months of 2016, stated assets purchased with a cost of $1,000 or greater would be capitalized and depreciated.  This policy was changed during the last half of 2016 and now states the minimum threshold for an asset to be capitalized is $2,500.

Occupancy expense was $984 thousand  for the three months ended June 30, 2017 compared to $939 thousand for the three months ended June 30, 2016, an increase of $45 thousand.

Legal and professional fees decreased $414 thousand for the six months ended June 30, 2017 compared to the first six months in 2016 and decreased $319 thousand for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  The reduction in legal and professional fees is attributed to expenses being higher for the six months ended June 30, 2016 due to the Company incurring $390 thousand in additional expense related to acquiring the services of an outside firm to help the Company identify ways to become more efficient and profitable.

Debit card expenses increased $131 thousand for the six months ended June 30, 2017 compared to the first six months of 2016 and increased $56 thousand for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The increase in debit card expense is attributed to an increase in debit card interchange activity which also resulted in increases in debit card interchange income as shown on the income statement.

Repossession expense increased $42 thousand for the first six months ended June 30, 2017 compared to the same time period in 2016 and increased $75 thousand for the three month period ended June 30, 2017 compared to the three months ended June 30, 2016.  Repossession expenses are reported net of rental income earned on repossessed properties.  Net repossession expenses were lower during the first six months of 2017 when compared to 2016 due to net write-downs totaling $38 in 2017 compared to net write-downs of $85 thousand in 2016.

Income Taxes

The effective tax rate for the six months ended June 30, 2017 was 19.6% compared to 12.7% in 2016.  The effective tax rate for the three months ended June 30, 2017 was 17.1% compared to 14.6% in 2016. The effective tax rate is higher in 2017 due to taxable income increasing, largely due to the $1.2 million gain on the sale of the branch building.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.

The Company also has a captive insurance subsidiary which contributes to reducing taxable income.  Income tax expense increased $780 thousand for the six months ended June 30, 2017 compared to the first six months in 2016.  Tax-exempt interest income decreased $98 thousand for the first six months of 2017 compared to the first six months of 2016.  Further, for the first six months of 2017, the Company had tax credits totaling $277 thousand for investments made in low income housing projects compared to similar tax credits of $204 for the first six months of 2016.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the six months ended June 30, 2017, the Company averaged $76.0 million in tax free securities and $39.9 million in tax free loans.  As of June 30, 2017, the weighted average remaining maturity for the tax free securities is 99 months, while the weighted average remaining maturity for the tax free loans is 141 months.

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

Cash and cash equivalents were $16.1 million as of June 30, 2017 compared to $43.2 million at December 31, 2016.  The decrease in cash and cash equivalents is attributed to a decrease of $26.7 million in cash and due from banks and a decrease of $389 thousand in federal funds sold. The decrease in cash and cash equivalents is mostly attributed to deposits balances being greater at December 31 for our public entity depositors due to the recent collection of tax revenues.  As the tax dollars are dispursed throughout the year, the balances for these depsotors will decrease resulting in a decrease in the Company’s cash and cash equivalents.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $297.8 million at June 30, 2017 compared to $273.8 million at December 31, 2016.  Securities classified as trading assets totaled $5.7 million at June 30, 2017 compared to $5.6 million at December 31, 2016. The securities available for sale and trading assets are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first six months of 2017, deposits decreased $19.0 million compared to December 31, 2016.  The Company’s borrowed funds from the Federal Home Loan Bank decreased $3.7 million from December 31, 2016 to June 30, 2017, federal funds purchased remained at zero, and total repurchase agreements increased $3.1 million from December 31, 2016 to June 30, 2017.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of June 30, 2017, we have sufficient collateral to borrow an additional $87 million from the Federal Home Loan Bank.

In addition, as of June 30, 2017, $49 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $299 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier 1 Capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of June 30, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The capital conservation buffer was 1.25% at June 30, 2017 and the Company is in compliance with the capital conservation buffer.  The final rule became effective for the Bank on January 1, 2016.  In accordance with the final rule, the capital conservation buffer requirement began being phased in beginning January 1, 2016 and will continue through January 1, 2019, when the full capital conservation buffer requirement will be effective. The Company’s and the Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2017
Consolidated
Total Capital (to Risk-Weighted Assets)	$98,439	14.5%	$54,364	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	90,397	13.3	40,773	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	83,397	12.3	30,580	4.5	N/A	N/A
Tier I Capital (to Average Assets)	90,397	8.9	40,839	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$97,796	14.4%	$54,327	8.0%	$67,909	10.0%
Tier I Capital (to Risk-Weighted Assets)	89,754	13.2	40,746	6.0	54,327	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	89,754	13.2	30,559	4.5	44,141	6.5
Tier I Capital (to Average Assets)	89,754	8.8	40,804	4.0	51,005	5.0

December 31, 2016
Consolidated
Total Capital (to Risk-Weighted Assets)	$94,343	13.9%	$54,280	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	86,718	12.8	40,710	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	79,718	11.8	30,533	4.5	N/A	N/A
Tier I Capital (to Average Assets)	86,718	8.7	39,795	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$95,118	14.0%	$54,246	8.0%	$67,808	10.0%
Tier I Capital (to Risk-Weighted Assets)	87,493	12.9	40,685	6.0	54,246	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	87,493	12.9	30,513	4.5	44,075	6.5
Tier I Capital (to Average Assets)	87,493	8.8	39,671	4.0	49,588	5.0

Non-Performing Assets

As of June 30, 2017, our non-performing assets totaled $7.3 million or 0.72% of assets compared to $9.4 million or 0.91% of assets at December 31, 2016 (See table below.)  The Company experienced a decrease of $2.34 million in non-accrual loans from December 31, 2016 to June 30, 2017.  As of June 30, 2017, non-accrual loans include $52 thousand in loans secured by farmland, $1.8 million in loans secured by 1-4 family properties, $333 thousand in loans secured by non-farm and non-residential properties and $11 thousand in consumer loans.

Loans secured by real estate composed 99.5% of the non-performing loans as of June 30, 2017 and 96.9% as of December 31, 2016.  Forgone interest income on non-accrual loans totaled $102 thousand for the first six months of 2017 compared to forgone interest of $108 thousand for the same time period in 2016.  Accruing loans that are contractually 90 days or more past due as of June 30, 2017 totaled $624 thousand compared to $927 thousand at December 31, 2016, a decrease of $303 thousand.

Total nonperforming and restructured loans decreased $3.0 million from December 31, 2016 to June 30, 2017.  The decrease in non-performing loan balances contributed to the decrease in the ratio of nonperforming and restructured loans to loans which decreased 45 basis points to 0.70% from December 31, 2016 to June 30, 2017.

In addition, the amount the Company has recorded as other real estate owned increased $958 thousand from December 31, 2016 to June 30, 2017.  As of June 30, 2017, the amount recorded as other real estate owned totaled $2.8 million compared to $1.8 million at December 31, 2016.  During the first six months of 2017, $1.9 million in loan balances were foreclosed upon and added to other real estate properties while $901 thousand in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 80% at December 31, 2016 to 109% at June 30, 2017.

Nonperforming and Restructured Assets

	6/30/2017	12/31/2016
	(in thousands)
Non-accrual Loans	$2,225	$4,566
Accruing Loans which are Contractually past due 90 days or more	624	927
Accruing Troubled Debt Restructurings	1,702	2,063
Total Nonperforming and Restructured Loans	4,551	7,556
Other Real Estate	2,782	1,824
Total Nonperforming and Restructured Loans and Other Real Estate	$7,333	$9,380
Nonperforming and Restructured Loans as a Percentage of Loans	0.70%	1.15%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.72%	0.91%
Allowance as a Percentage of Period-end Loans	1.22%	1.15%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	109%	80%

We maintain a “watch list” of agricultural, commercial, real estate mortgage, and real estate construction loans and review those loans at least quarterly but more often if needed.  Generally, assets are designated as “watch list” loans to ensure more frequent monitoring.  If we determine that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status.

We review and evaluate nonaccrual loans, past due loans, and loans graded substandard or worse on a regular basis to determine if the loan should be evaluated for impairment and whether specific allocations are needed.

Provision for Loan Losses

The loan loss provision for the first six months of 2017 was $550 thousand compared to $600 thousand for the first six months of 2016.  The loan loss provision for the three months ended June 30, 2017 was $200 thousand compared to $225 thousand for the three months ended June 30, 2016.  The decrease in the total loan loss provision during the first six months of 2017 compared to the same time period in 2016 is mostly attributed to improved loan quality.  The allowace for loan losses as a percentage of loans was 1.22%  at June 30, 2017 compared to 1.11% at June 30, 2016.

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

Nonperforming loans and restructured loans decreased $3.0 million from December 31, 2016 to $4.6 million at June 30, 2017.  The Company recorded net charge-offs of $133 thousand for the six months ended June 30, 2017 compared to net recoveries of $138 thousand for the six months ended June 30, 2016.  During the first quarter of 2016, the Company recorded a recovery of $259 for one loan which was charged-off in a prior year.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Six Months Ended June 30,
	(in thousands)
	2017	2016
Balance at Beginning of Period	$7,541	$6,521
Amounts Charged-Off:
Commercial	15	—
1-4 family residential	33	64
Multi-family residential	—	—
Agricultural	—	—
Consumer and other	570	662
Total Charged-off Loans	618	726
Recoveries on Amounts Previously Charged-off:
Commercial	15	34
Real Estate Construction	1	13
1-4 family residential	5	7
Multi-family residential	7	4
Non-farm & non-residential	—	273
Agricultural	28	23
Consumer and other	429	510
Total Recoveries	485	864
Net Charge-offs (Recoveries)	133	(138)
Provision for Loan Losses	550	600
Balance at End of Period	7,958	7,259
Loans
Average	655,491	636,852
At June 30,	650,657	653,277
As a Percentage of Average Loans:
Net Charge-offs for the period	0.02%	(0.02)%
Provision for Loan Losses for the period	0.08%	0.09%
Allowance as a Multiple of Net Charge-offs annualized	29.9	(26.3)

	Three Months Ended June 30,
	(in thousands)
	2017	2016
Balance at Beginning of Period:	$7,876	$7,147
Amounts Charged-Off:
Commercial	13	—
1-4 family residential	22	52
Multi-family residential	—
Agricultural	—	—
Consumer and other	308	249
Total Charged-off Loans	343	301
Recoveries on Amounts Previously Charged-off:
Commercial	7	3
Real Estate Construction	1	7
1-4 family residential	4	2
Multi-family residential	4	1
Non-farm & non-residential	0	7
Agricultural	18	12
Consumer and other	191	156
Total Recoveries	225	188
Net Charge-offs	118	113
Provision for Loan Losses	200	225
Balance at End of Period	7,958	7,259
Loans
Average	655,665	646,788
At June 30,	650,657	653,277
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	0.02%	0.02%
Provision for Loan Losses for the period	0.03%	0.03%
Allowance as a Multiple of Net Charge-offs annualized	16.9	16.1

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

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of June 30, 2017, the projected percentage changes are within limits approved by our Board of Directors (“Board”).

Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is comparable in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of June 30, 2017 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (7/17 - 6/18)
Net interest income	$33,474	$34,376	$34,277	$34,114
Net interest income dollar change	(901)	N/A	(98)	(262)
Net interest income percentage change	(2.6)%	N/A	(0.3)%	(0.8)%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of June 30, 2016 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (7/16-6/17)
Net interest income	$31,429	$32,294	$32,412	$32,314
Net interest income dollar change	(865)	N/A	118	20
Net interest income percentage change	(2.7)%	N/A	0.4%	0.1%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

Projections from June 30, 2017 and June 30, 2016, year one reflected declines of 2.6% and 2.7% in net interest income assuming rates were to decline 100 basis points.  Assuming an increase in rates of 100 basis points, projections  reflected a 0.3% decrease in net interest income in 2017 compared to an increase of 0.4% in 2016.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the June 30, 2017, balance sheet, a 100 basis point decrease in rates results in a 10.7% decrease in EVE.  A 100 basis point increase in rates results in a 1.3% decrease in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
4/1/17-4/30/17	—	$—	—	100,912	shares

5/1/17-5/31/17	—	—	—	100,912	shares

6/1/17-6/30/17	—	—	—	100,912	shares

Total	—	$—	—	100,912	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 50,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through June 30, 2017, 349,088 shares have been purchased.

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

101

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC August 11, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2017,and December 31, 2016, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the six months and three months ended June 30, 2017 and June 30, 2016, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY BANCSHARES, INC.

Date	8/11/17	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	8/11/17	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer