Form 10-Q
period 2017-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2017-11-13
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of  October 31, 2017:  2,971,611.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share amounts)

	9/30/2017	12/31/2016
ASSETS
Cash and due from banks	$18,426	$42,052
Federal funds sold	186	1,198
Cash and cash equivalents	18,612	43,250
Interest bearing time deposits	1,830	5,029
Securities available for sale	289,956	273,770
Trading Assets	5,714	5,592
Loans held for sale	1,316	724
Loans	648,965	656,007
Allowance for loan losses	(7,755)	(7,541)
Net loans	641,210	648,466
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	2,669	1,824
Assets held for sale	—	969
Bank premises and equipment, net	16,265	14,781
Interest receivable	3,785	3,715
Mortgage servicing rights	1,485	1,321
Goodwill	14,001	14,001
Other intangible assets	405	529
Other assets	6,476	7,442
Total assets	$1,010,758	$1,028,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$220,518	$219,556
Time deposits, $250,000 and over	68,528	74,302
Other interest bearing	459,333	509,123
Total deposits	748,379	802,981
Repurchase agreements	24,070	20,873
Federal funds purchased	17,302	—
Short-term Federal Home Loan Bank advances	8,530	—
Long-term Federal Home Loan Bank advances	93,665	92,500
Note payable	3,762	4,090
Subordinated debentures	7,217	7,217
Interest payable	796	692
Other liabilities	6,768	7,122
Total liabilities	910,489	935,475

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,971,611 and 2,973,232 shares issued and outstanding at September 30, 2017 and December 31, 2016	20,889	20,767
Retained earnings	78,515	73,161
Accumulated other comprehensive income (loss)	865	(956)
Total stockholders’ equity	100,269	92,972
Total liabilities and stockholders’ equity	$1,010,758	$1,028,447

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
INTEREST INCOME:
Loans, including fees	$7,779	$7,630	$22,985	$22,432
Securities
Taxable	1,156	782	3,353	2,555
Tax exempt	625	649	1,801	1,967
Trading assets	27	44	86	117
Other	132	101	454	319
Total interest income	9,719	9,206	28,679	27,390
INTEREST EXPENSE:
Deposits	668	555	1,997	1,667
Repurchase agreements and federal funds purchased	38	30	89	83
Federal Home Loan Bank advances	466	428	1,251	1,205
Note payable	48	57	147	177
Subordinated debentures	75	70	232	198
Total interest expense	1,295	1,140	3,716	3,330
Net interest income	8,424	8,066	24,963	24,060
Provision for loan losses	100	175	650	775
Net interest income after provision	8,324	7,891	24,313	23,285
NON-INTEREST INCOME:
Service charges	1,281	1,401	3,806	3,782
Loan service fee income, net	60	(26)	234	23
Trust department income	304	272	879	796
Gain on sale of available for sale securities, net	60	40	103	317
Gain (loss) on trading assets	(15)	(52)	36	48
Gain on sale of loans	415	533	1,456	1,289
Brokerage income	215	168	589	602
Debit card interchange income	763	699	2,274	2,053
Gain on bank premises	—	—	1,200	4
Other	88	201	239	218
Total other income	3,171	3,236	10,816	9,132
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,592	4,540	13,545	13,472
Occupancy expenses	935	974	2,884	2,831
Repossession expenses, net	104	79	289	222
FDIC Insurance	86	106	274	444
Legal and professional fees	285	423	762	1,314
Data processing	409	396	1,309	1,249
Debit card expenses	486	391	1,304	1,078
Amortization expense of intangible assets, excluding mortgage servicing right	38	45	124	201
Advertising and marketing	212	225	636	675
Taxes other than payroll, property and income	304	282	904	836
Telephone	83	77	342	262
Postage	92	88	270	278
Loan fees	40	64	151	155
Other	669	1,064	2,276	2,536
Total other expenses	8,335	8,754	25,070	25,553
Income before taxes	3,160	2,373	10,059	6,864
Income taxes	568	8	1,920	580
Net income	$2,592	$2,365	$8,139	$6,284
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of tax	(348)	(800)	1,821	3,243
Comprehensive Income	$2,244	$1,565	$9,960	$9,527
Earnings per share
Basic	$0.87	$0.79	$2.74	$2.10
Diluted	0.87	0.79	2.74	2.10
Dividends per share	0.29	0.27	0.87	0.81

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(in thousands, except share information)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Shares	Amount	Earnings	Income	Equity
Balances, January 1, 2017	2,973,232	$20,767	$73,161	$(956)	$92,972
Common stock issued (employee stock grants of 5,423 shares, net of 1,152 shares forfeited, director stock awards of 1,386 shares and director stock options exercised of 600 shares)	7,409	64	—	—	64
Stock compensation expense	—	121	—	—	121
Common stock purchased and retired	(9,030)	(63)	(200)	—	(263)
Other comprehensive income	—	—	—	1,821	1,821
Net income	—	—	8,139	—	8,139
Dividends declared - $0.87 per share	—	—	(2,585)	—	(2,585)
Balances, September 30, 2017	2,971,611	$20,889	$78,515	$865	$100,269

(1)	Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands, except share information)

	Nine Months Ended
	9/30/2017	9/30/2016
Cash Flows From Operating Activities
Net Income	$8,139	$6,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	514	985
Securities amortization (accretion), net	794	854
Stock based compensation expense	121	117
Provision for loan losses	650	775
Securities available for sale gains, net	(103)	(317)
Net change in trading assets	(122)	(165)
Originations of loans held for sale	(46,559)	(43,331)
Proceeds from sale of loans	47,423	42,345
Losses (gains) on sale of bank premises and equipment	(1,200)	(4)
Losses (gains) on other real estate	(11)	(163)
Gain on sale of loans	(1,456)	(1,289)
Write-downs of other real estate, net	141	131
Changes in:
Interest receivable	(70)	(6)
Other assets	4	461
Interest payable	104	81
Deferred taxes	12	1,663
Other liabilities	(354)	(2,425)
Net cash from operating activities	8,027	5,996
Cash Flows From Investing Activities
Net change in interest bearing time deposits	3,199	(155)
Purchases of securities available for sale	(59,235)	(61,876)
Proceeds from sales of securities available for sale	14,559	23,888
Proceeds from principal payments, maturities and calls securities available for sale	30,570	50,987
Net change in loans	5,048	(35,688)
Purchases of bank premises and equipment	(2,270)	(667)
Proceeds from the sale of bank premises and equipment	2,062	4
Proceeds from the sale of other real estate	922	734
Net cash used in investing activities	(5,145)	(22,773)
Cash Flows From Financing Activities:
Net change in deposits	(54,602)	(24,783)
Net change in repurchase agreements	3,197	5,037
Net change in federal funds purchased	17,302	10,517
Net change in short-term Federal Home Loan Bank advances	8,530	10,000
Proceeds from long-term Federal Home Loan Bank advances	13,000	15,000
Repayment of long-term Federal Home Loan Bank advances	(11,835)	(6,660)
Repayment of note payable	(328)	(600)
Proceeds from issuance of common stock	64	49
Purchase of common stock	(263)	(296)
Dividends paid	(2,585)	(2,426)
Net cash (used in) from financing activities	(27,520)	5,838
Net change in cash and cash equivalents	(24,638)	(10,939)
Cash and cash equivalents at beginning of period	43,250	28,048
Cash and cash equivalents at end of period	$18,612	$17,109
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$3,612	$3,249
Income taxes	1,600	800
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	$1,897	$235

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

ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions. The amendments of ASU 2016-09 include: (i) requiring all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement; (ii) requiring excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flow; (iii) allowing an entity to make an entity-wide accounting policy election to either estimate the number of awards that expect to vest or account for forfeitures when they occur; (iv) change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (v) requiring that cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The amendments of ASU 2016-09 became effective for Kentucky Bancshares on January 1, 2017 and did not have a material impact on Kentucky Bancshares consolidated financial statements. The Company has made an entity-wide accounting policy election to account for forfeitures of stock awards as they occur. Changes to Kentucky Bancshares consolidated statement of cash flows required by the amendments of ASU 2016-09 are incorporated into the presentation in the Quarterly Report on Form 10-Q for the three month and nine month periods ending September 30, 2017.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018. Kentucky Bancshares plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019. At adoption, Kentucky Bancshares will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis. As of September 30, 2017, all leases in which Kentucky Bancshares was the lessee were classified as operating leases.

Kentucky Bancshares does not anticipate any material impact to its consolidated statements of income, balance sheet or regulatory capital as a result of the adoption of this ASU as the Company has an immaterial amount of leases in which it is the lessee.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).” Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information. The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments of ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017. Kentucky Bancshares plans to adopt the amendments of ASU 2016-01 during the first quarter of 2018. Management has evaluated the impact this ASU will have on the Company’s consolidated financial statements and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financials statements.

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

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment:  In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019, which for Kentucky Bancshares will be effective for the fiscal year beginning January 1, 2020.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities: In March 2017, the FASB issued ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends the amortization period for certain purchased callable debt securities held at a premium. It shortens the amortization period for the premium to the earliest call date. Under current U.S. GAAP, premiums on callable debt securities generally are amortized to the maturity date. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018, which for Kentucky Bancshares will be the fiscal year beginning January 1, 2019.   Early adoption is permitted for interim or annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Update 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business:  The amendments in this ASU are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.    Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, which for Kentucky Bancshares will be the fiscal year beginning January 1, 2018, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

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

ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities."  Issued in August 2017, ASU 2017-12 aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements.  The amendments in ASU 2017-12 aim to better align an entity's risk management activities and financial reporting for hedging relationships by expanding and refining hedge accounting for both non-financial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.

The amendments in ASU 2017-12 (i) permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk; (ii) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (iii) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (iv) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-country basis spread from the assessment of hedge effectiveness.  The amendments of ASU 2017-12 also include targeted improvements intended to simplify the application of hedge accounting.  The amendments of ASU 2017-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which for Kentucky Bancshares is January 1, 2019.  All transition requirements and elections must be applied to all hedging relationships existing at the date of adoption.  Kentucky Bancshares plans to adopt ASU 2017-12 during the first quarter of 2019 using the required modified retrospective transition method.  Kentucky Bancshares is currently not impacted by ASU 2017-12.  However, if the Company does become involved with derivatives or hedge accounting, the Company will recognize the cumulative effect of the change, if any, in the beginning balance of each affected component of equity as of January 1, 2019.  The adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
September 30, 2017
U. S. government agencies	$30,391	$448	$(179)	$30,660
States and political subdivisions	100,195	2,254	(158)	102,291
Mortgage-backed - residential	157,739	330	(1,406)	156,663
Equity securities	320	22	—	342
Total	$288,645	$3,054	$(1,743)	$289,956

December 31, 2016
U. S. government agencies	$36,454	$373	$(299)	$36,528
States and political subdivisions	90,117	1,731	(716)	91,132
Mortgage-backed - residential	148,327	120	(2,677)	145,770
Equity securities	320	20	—	340
Total	$275,218	$2,244	$(3,692)	$273,770

The amortized cost and fair value of securities September 30, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 9.

	Amortized	Fair
	Cost	Value
Due in one year or less	$384	$384
Due after one year through five years	25,963	26,669
Due after five years through ten years	40,893	41,554
Due after ten years	63,346	64,344
	130,586	132,951
Mortgage-backed - residential	157,739	156,663
Equity	320	342
Total	$288,645	$289,956

Proceeds from sales of securities during the first nine months of 2017 and 2016 were $14.6 and $23.9 million.  Gross gains of $105 thousand and $317 thousand and gross losses of $2 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains was $35 thousand and $108 thousand, respectively.

Proceeds from sales of securities during the three months ended September 30, 2017 and September 30, 2016 were $10.5 million and $2.5 million.  Gross gains of $60 thousand and $40 thousand and gross losses of $2 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains was $20 thousand and $14 thousand, respectively.

Securities with unrealized losses at September 30, 2017 and at December 31, 2016 not recognized in income are as follows:

September 30, 2017

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies	$15,617	$(79)	$6,056	$(100)	$21,673	$(179)
States and municipals	16,449	(110)	2,271	(48)	18,720	(158)
Mortgage-backed - residential	54,303	(385)	44,469	(1,021)	98,772	(1,406)
Total temporarily impaired	$86,369	$(574)	$52,796	$(1,169)	$139,165	$(1,743)

December 31, 2016

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies	$28,202	$(299)	$—	$—	$28,202	$(299)
States and municipals	27,834	(716)	—	—	27,834	(716)
Mortgage-backed - residential	119,802	(1,938)	13,652	(739)	133,454	(2,677)
Total temporarily impaired	$175,838	$(2,953)	$13,652	$(739)	$189,490	$(3,692)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer’s financial condition, we may consider many factors including, (1) whether the securities are issued by the federal government or its agencies, (2) whether downgrades by bond rating agencies have occurred, (3) the results of reviews of the issuer’s financial condition and near-term prospects, (4) the length of time and the extent to which the fair value has been less than cost, and (5) whether we intend to sell the investment security or more likely than not will be required to sell the investment security before its anticipated recovery.

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

TRADING ASSETS

The trading assets, which totaled $5.7 million at September 30, 2017 and $5.6 million at December 31, 2016, are primarily comprised of cash and cash equivalents and municipal securities which are generally held for 60 days or less.

3.LOANS

Loans at period-end are as follows:

(in thousands)

	9/30/2017	12/31/2016
Commercial	$75,061	$77,436
Real estate construction	34,289	29,169
Real estate mortgage:
1-4 family residential	242,152	244,638
Multi-family residential	41,498	47,199
Non-farm & non-residential	179,399	176,024
Agricultural	58,930	62,491
Consumer	17,520	18,867
Other	116	183
Total	$648,965	$656,007

Activity in the allowance for loan losses for the nine month and three month periods indicated was as follows:

	Nine Months Ended September 30, 2017
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$789	$(35)	$17	$161	$932
Real estate Construction	564	—	1	120	685
Real estate mortgage:
1-4 family residential	2,301	(203)	8	248	2,354
Multi-family residential	581	—	10	39	630
Non-farm & non-residential	1,203	(78)	—	304	1,429
Agricultural	856	—	47	(420)	483
Consumer	547	(128)	34	80	533
Other	60	(682)	573	91	42
Unallocated	640	—	—	27	667
	$7,541	$(1,126)	$690	$650	$7,755

	Three Months Ended September 30, 2017
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$1,006	$(20)	$2	$(56)	$932
Real estate construction	584	—	—	101	685
Real estate mortgage:
1-4 family residential	2,575	(170)	3	(54)	2,354
Multi-family residential	645	—	3	(18)	630
Non-farm & non-residential	1,322	(78)	—	185	1,429
Agricultural	504	—	19	(40)	483
Consumer	561	(26)	6	(8)	533
Other	76	(214)	172	8	42
Unallocated	685	—	—	(18)	667
	$7,958	$(508)	$205	$100	$7,755

	Nine Months Ended September 30, 2016
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$486	$—	$37	$164	$687
Real estate Construction	411	—	15	153	579
Real estate mortgage:
1-4 family residential	2,081	(90)	8	252	2,251
Multi-family residential	458	—	7	111	576
Non-farm & non-residential	1,213	—	355	(355)	1,213
Agricultural	678	(3)	35	118	828
Consumer	525	(210)	77	163	555
Other	60	(705)	583	124	62
Unallocated	609	—	—	45	654
	$6,521	$(1,008)	$1,117	$775	$7,405

	Three Months Ended September 30, 2016
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$666	$—	$3	$18	$687
Real estate Construction	552	—	2	25	579
Real estate mortgage:
1-4 family residential	2,304	(26)	1	(28)	2,251
Multi-family residential	507	—	3	66	576
Non-farm & non-residential	1,158	—	82	(27)	1,213
Agricultural	801	(3)	12	18	828
Consumer	550	(47)	7	45	555
Other	50	(206)	143	75	62
Unallocated	671	—	—	(17)	654
	$7,259	$(282)	$253	$175	$7,405

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.4 million as of September 30, 2017 and $2.4 million at December 31, 2016) in loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016:

	Individually	Collectively	Purchased
As of September 30, 2017	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$932	$—	$932
Real estate construction	—	685	—	685
Real estate mortgage:		—
1-4 family residential	68	2,286	—	2,354
Multi-family residential	—	630	—	630
Non-farm & non-residential	—	1,429	—	1,429
Agricultural	—	483	—	483
Consumer	—	533	—	533
Other	—	42	—	42
Unallocated	—	667	—	667
	$68	$7,687	$—	$7,755
Loans:
Commercial	$—	$75,061	$—	$75,061
Real estate construction	—	34,289	—	34,289
Real estate mortgage:
1-4 family residential	420	240,836	896	242,152
Multi-family residential	—	40,924	574	41,498
Non-farm & non-residential	1,133	178,263	3	179,399
Agricultural	286	58,460	184	58,930
Consumer	—	17,520	—	17,520
Other	—	116	—	116
	$1,839	$645,469	$1,657	$648,965

	Individually	Collectively	Purchased
As of December 31, 2016	Evaluated for	Evaluated for	Credit
(in thousands)	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$789	$—	$789
Real estate construction	—	564	—	564
Real estate mortgage:
1-4 family residential	99	2,202	—	2,301
Multi-family residential	—	581	—	581
Non-farm & non-residential	15	1,188	—	1,203
Agricultural	427	429	—	856
Consumer	—	547	—	547
Other	—	60	—	60
Unallocated	—	640	—	640
	$541	$7,000	$—	$7,541
Loans:
Commercial	$97	$77,339	$—	77,436
Real estate construction	153	29,016	—	29,169
Real estate mortgage:
1-4 family residential	2,704	240,906	1,028	244,638
Multi-family residential	—	46,637	562	47,199
Non-farm & non-residential	1,725	174,154	145	176,024
Agricultural	3,315	58,998	178	62,491
Consumer	—	18,867	—	18,867
Other	—	183	—	183
Total	$7,994	$646,100	$1,913	$656,007

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2017 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
Non-farm & non-residential	$1,133	$1,133	$—	$1,243	$42	$42
Agricultural	286	286	—	410	9	9

With an allowance recorded:
Real estate mortgage:
1-4 family residential	420	420	68	1,045	8	8
Total	$1,839	$1,839	$68	$2,699	$59	$59

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the nine months ended September 30, 2016:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
Construction	$171	$37	$37
Agricultural	436	21	21

With an allowance recorded:
Real estate mortgage:
1-4 family residential	989	47	47
Non-farm & non-residential	1,983	70	70
Agricultural	3,868	—	—
Total	$7,447	$175	$175

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

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.  The following tables present loans individually evaluated for impairment by class of loans for the three months ended September 30, 2017 and September 30, 2016:

	Three Months Ending September 30, 2017
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
Non-farm & non-residential	$2,431	$17	$17
Agricultural	491	2	2

With an allowance recorded:
Real estate mortgage:
1-4 family residential	455	1	1
	$3,377	$20	$20

	Three Months Ending September 30, 2016
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
Construction	$167	$10	$10
Agricultural	654	—	—

With an allowance recorded:
Real estate mortgage:
1-4 family residential	949	17	17
Non-farm & non-residential	2,094	21	21
Agricultural	3,824	—	—
Total	$7,688	$48	$48

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of September 30, 2017 and December 31, 2016:

		Loans Past Due
		Over 90 Days
As of September 30, 2017		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$—	$32	$—
Real estate construction	—	67	—
Real estate mortgage:
1-4 family residential	1,213	47	—
Non-farm & non-residential	—	—	—
Agricultural	150	—	—
Consumer	30	5	—
Total	$1,393	$151	$—

		Loans Past Due
		Over 90 Days
As of December 31, 2016		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$3	$11	$—
Real estate construction	—	153	—
Real estate mortgage:
1-4 family residential	2,725	31	338
Multi-family residential	25	—	—
Non-farm & non-residential	272	—	1,725
Agricultural	1,541	724	—
Consumer	—	8	—
Total	$4,566	$927	$2,063

Nonaccrual loans secured by real estate make up 97.0% of the total nonaccrual loan balances at September 30, 2017.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of September 30, 2017 and December 31, 2016 by class of loans:

	30–59	60–89	Greater than		Total
As of September 30, 2017	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$95	$—	$32	$—	$127	$74,934
Real estate construction	—	—	67	—	67	34,222
Real estate mortgage:
1-4 family residential	1,512	706	47	1,213	3,478	238,674
Multi-family residential	—	—	—	—	—	41,498
Non-farm & non-residential	192	—	—	—	192	179,207
Agricultural	151	—	—	150	301	58,629
Consumer	95	10	5	30	140	17,380
Other	—	—	—	—	—	116
Total	$2,045	$716	$151	$1,393	$4,305	$644,660

	30–59	60–89	Greater than		Total
As of December 31, 2016	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$54	$45	$11	$3	$113	$77,323
Real estate construction	—	—	153	—	153	29,016
Real estate mortgage:
1-4 family residential	2,310	228	31	2,725	5,294	239,344
Multi-family residential	391	3	—	25	419	46,780
Non-farm & non-residential	159	61	—	272	492	175,532
Agricultural	647	61	724	1,541	2,973	59,518
Consumer	97	37	8	—	142	18,725
Other	—	—	—	—	—	183
Total	$3,658	$435	$927	$4,566	$9,586	$646,421

Troubled Debt Restructurings:

Management periodically reviews renewals and modifications of previously identified TDRs, for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate based upon current underwriting, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan after the date of the renewal/modification. Additionally, TDR classification can be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms considered to be at market for loans with comparable risk and management expects the borrower will continue to perform under the re-modified terms based on the borrower's past history of performance. In July 2017, the TDR classification was removed from one loan that met the requirements as discussed above. This loans totaled $1.7 million at December 31, 2016. This loan is no longer evaluated individually for impairment.

The Company had no loans classified as troubled debt restructurings as of September 30, 2017. The Company allocated $40 thousand for specific reserves to customers whose loan terms had been modified in troubled debt restructuring as of December 31, 2016.

The Company has not committed to lend additional amounts as of September 30, 2017 and December 31, 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

No loans were modified as troubled debt restructurings during the first nine months ended of 2017 or 2016.

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

As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of September 30, 2017		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$73,482	$1,537	$42	$—
Real estate construction	34,289	—	—	—
Real estate mortgage:
1-4 family residential	233,723	3,806	4,577	46
Multi-family residential	38,195	3,303	—	—
Non-farm & non-residential	171,052	7,275	1,072	—
Agricultural	55,865	2,258	807	—

Total	$606,606	$18,179	$6,498	$46

As of December 31, 2016		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$76,346	$1,078	$12	$—
Real estate construction	28,577	—	592	—
Real estate mortgage:
1-4 family residential	232,969	4,031	7,627	11
Multi-family residential	43,681	2,617	901	—
Non-farm & non-residential	167,451	8,185	388	—
Agricultural	58,155	1,367	2,969	—

Total	$607,179	$17,278	$12,489	$11

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $35 thousand at September 30, 2017 and $8 thousand at December 31, 2016.

4.REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Nine Months Ended
	September 30,
	2017	2016
Beginning of year	$1,824	$2,347
Additions	1,897	193
Sales	(911)	(571)
Fair value adjustments	(141)	(131)
End of period	$2,669	$1,838

Activity in the valuation allowance was as follows:

	2017	2016
Beginning of year	$803	$616
Fair value adjustments	141	131
Reductions from sale	(46)	—
End of Period	$898	$747

Expenses related to foreclosed assets include:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net (gain) loss on sales, included in other income on income statement	$(11)	$(163)

Fair value adjustments	141	131
Operating expenses, net of rental income	148	91
Repossession expense, net	289	222
Net expense, net of gain or loss on sales, for the period	$278	$59

	Three Months Ended
	September 30,
	2017	2016
	(in thousands)
Net (gain) loss on sales, included in other income on income statement	$6	$(163)

Fair value adjustments	103	46
Operating expenses, net of rental income	1	33
Repossession expense, net	104	79
Net expense, net of gain or loss on sales, for the period	$110	$(84)

5.EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Basic Earnings Per Share
Net Income	$8,139	$6,284
Weighted average common shares outstanding	2,955	2,975
Basic earnings per share	$2.74	$2.10

Diluted Earnings Per Share
Net Income	$8,139	$6,284
Weighted average common shares outstanding	2,955	2,975
Weighted average common and dilutive potential common shares outstanding	2,956	2,975
Diluted earnings per share	$2.74	$2.10

	Three Months Ended
	September 30,
	2017	2016
	(in thousands)
Basic Earnings Per Share
Net Income	$2,592	$2,365
Weighted average common shares outstanding	2,955	2,976
Basic earnings per share	$0.87	$0.79

Diluted Earnings Per Share
Net Income	$2,592	$2,365
Weighted average common shares outstanding	2,955	2,976
Weighted average common and dilutive potential common shares outstanding	2,956	2,976
Diluted earnings per share	$0.87	$0.79

Stock options for 0 shares of common stock for the nine and three months ended September 30, 2017 and 1,200 shares of common stock for the nine and three months ended September 30, 2016 were excluded from diluted earnings per share because their impact was antidilutive.

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

Summary of activity in the stock option plan for the first nine months of 2017 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding, beginning of year	1,200	$31.00
Granted	—	—		—
Forfeited or expired	—	—		—
Exercised	(600)	31.00
Outstanding, end of period	600	$31.00	5 months	$6
Vested and expected to vest	600	$31.00	5 months	$6
Exercisable, end of period	600	$31.00	5 months	$6
(1)	Aggregate intrinsic value in thousands

As of September 30, 2017, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since both stock option plans have expired, neither plan allows for additional options to be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 50,000. There were no shares issued during the first nine months of 2017 or 2016.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were 117 shares forfeited during the first nine months of 2017 and 639 shares were forfeited during the first nine months 2016.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2017	10,636	$253,518	$23.84
Granted	—	—	—
Vested	(4,348)	(97,747)	22.48
Forfeited	(117)	(3,004)	—
Nonvested at September 30, 2017	6,171	$152,767	$24.76

(1) Grant date fair value in thousands

As of September 30, 2017, there was $99 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2017, no additional shares are available for issuance under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 6,575 shares issued during the first nine months of 2017 and 6,170 shares were issued during the first nine months of 2016. There were 951 shares forfeited during the first nine months of 2017 and 360 shares were forfeited during the first nine months of 2016.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2017	7,297	$213,853	$29.31
Granted	6,575	213,688	32.50
Vested	(1,648)	(47,988)	29.12
Forfeited	(951)	(30,463)	32.03
Nonvested at September 30, 2017	11,273	$349,090	$30.97
(1)	Grant date fair value in thousands

As of September 30, 2017, there was $292 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of  3.7 years. As of September 30, 2017, 133,368, shares are still available for issuance.

7.REPURCHASE AGREEMENTS

Repurchase agreements totaled $24.1 million at September 30, 2017. Of this, $18.1 million were overnight obligations and $6.0 million had terms extending through May 2021 and a weighted remaining average life of 1.6 years. The Company pledged agencies and mortgage-backed securities with a carrying amount of $30.5 million to secure repurchase agreements as of September 30, 2017.

8.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5 million which had an outstanding balance of $3.8 million at September 30, 2017. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  The maturity schedule for the term loan as of September 30, 2017 is as follows (in thousands):

2017	$81
2018	399
2019	419
2020	441
2021	463
Thereafter	1,959
$3,762

In addition, the Company also had $17.3 million in federal funds purchased at September 30, 2017.

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

Adjustments totaled $68 thousand the first nine months of 2017 and $0 for the first nine months of 2016 and resulted in a Level 3 classification of the inputs for determining fair value.

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned (OREO) are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments were $141 thousand for the nine months ended September 30, 2017 and $131 thousand for the nine months ended September 30, 2016, and $103 thousand for the three months ended September 30, 2017 and $46 thousand for the three months ended September 30, 2016, and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at September 30, 2017 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U. S. government agencies	$30,660	$—	$30,660	$—
States and municipals	102,291	—	102,291	—
Mortgage-backed - residential	156,663	—	156,663	—
Equity securities	342	342	—	—
Trading Assets	5,714	1,959	3,755	—
Total	$295,670	$2,301	$293,369	$—

Fair Value Measurements at December 31, 2016 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U. S. government agencies	$36,528	$—	$36,528	$—
States and municipals	91,132	—	91,132	—
Mortgage-backed - residential	145,770	—	145,770	—
Equity securities	340	340	—	—
Trading Assets	5,592	1,608	3,984	—
Total	$279,362	$1,948	$277,414	$—

There were no transfers between level 1 and level 2 during 2017 or 2016.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2017 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family Residential	$353	$—	$—	$353
Other real estate owned, net:
Residential	611	—	—	611
Commercial	57	—	—	57
Mortgage servicing rights	1,310	—	—	1,310

	Fair Value Measurements at December 31, 2016 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$1,685	$—	$—	$1,685
Agricultural	2,234	—	—	2,234
Other real estate owned, net:
Residential	956	—	—	956
Commercial	272	—		272
Mortgage servicing rights	1,083	—	—	1,083

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a carrying amount of $353 thousand, which includes a valuation allowance of $68 thousand at September 30, 2017.  Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $3.9 million, with a valuation allowance of $502 thousand at December 31, 2016.  One new loan became impaired during the nine month and three month period ended September 30, 2017 which resulted in $68 thousand in additional provision for loan losses for impaired loans.  For the nine months and three months ended September 30, 2016, no loans which became impaired during 2016, resulted in additional loan loss provision expense.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $668 thousand, which is made up of the outstanding balance of $1.6 million, net of a valuation allowance of $898 thousand at September 30, 2017. Other real estate owned which was measured at fair value less costs to sell, had a net carrying amount of $1.6 million, which was made up of the outstanding balance of $2.4 million, net of a valuation allowance of $803 thousand at December 31, 2016.   The Company recorded $141 thousand in write-downs of other real estate owned properties for the nine months ended September 30, 2017 and $103 thousand for the three months ended September 30, 2017. The Company recorded $131 thousand and $46 thousand in net write-downs of other real estate owned properties during the nine months and the three months ended September 30, 2016.

Impaired mortgage servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $1.3 million, which is made up of the outstanding balance of $1.4 million, net of a valuation allowance of $86 thousand at September 30, 2017.  At December 31, 2016, impaired loan servicing rights were carried at their fair value of $1.1 million, which is made up of the outstanding balance of $1.2 million, net of a valuation allowance of $125 thousand. For the first nine months of 2017, the Company recorded a net recovery of prior write-downs of $40 thousand and net write-downs of $106 thousand for the nine months ended September 30, 2016.  For the three months ended September 30, 2017, the Company recorded a net recovery of prior write-downs of $6 thousand compared to net write-downs of $64 thousand for the three months ended September 30, 2016.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

				Range
September 30, 2017	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	353	sales comparison	adjustment for differences between the comparable sales	0%-12%	(6)%
Other real estate owned:
Residential	611	sales comparison	adjustment for differences between the comparable sales	1%-16%	(9)%
Commercial	57	income approach	capitalization rate	10%-10%	(10)%

Mortgage Servicing Rights	1,310	discounted cash flow	constant prepayment rates	8%-50%	(11)%

				Range
December 31, 2016	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	1,685	sales comparison	adjustment for differences between the comparable sales	0%-21%	(10)%
Agricultural	2,234	sales comparison	adjustment for differences between the comparable sales	2%-75%	(9)%
Other real estate owned:
Residential	956	sales comparison	adjustment for differences between the comparable sales	1%-16%	(9)%
Commercial	272	income approach	capitalization rate	10%-10%	(10)%
Mortgage Servicing Rights	1,083	discounted cash flow	constant prepayment rates	8%-45%	(13)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2017 and December 31, 2016 are as follows:

September 30, 2017:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$18,612	$18,612	$—	$—	$18,612
Interest bearing time deposits	1,830	1,830	—	—	1,830
Securities available for sale	289,956	342	289,614	—	289,956
Trading assets	5,714	1,959	3,755	—	5,714
Loans held for sale	1,316	—	1,350	—	1,350
Net Loans	641,210	—	—	640,915	640,915
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	3,785	—	1,338	2,447	3,785
Financial liabilities
Total deposits	$748,379	$559,820	$189,475	$—	$749,295
Federal funds purchased	17,302	17,302	—	—	17,302
Repurchase agreements	24,070	—	24,125	—	24,125
Short-term Federal Home Loan Bank advances	8,530	—	8,532	—	8,532
Long-term Federal Home Loan Bank advances	93,665	—	88,557	—	88,557
Note payable	3,762		4,208		4,208
Subordinated debentures	7,217	—	—	7,213	7,213
Interest payable	796	—	736	60	796

December 31, 2016:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$43,250	$43,250	$—	$—	$43,250
Interest bearing time deposits	5,029	5,029	—	—	5,029
Securities available for sale	273,770	340	273,430	—	273,770
Trading assets	5,592	1,608	3,984	—	5,592
Loans held for sale	724	—	750	—	750
Net Loans	648,466	—	—	648,234	648,234
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	3,715	—	1,334	2,381	3,715
Financial liabilities
Total deposits	$802,981	$607,617	$195,528	$—	$803,145
Repurchase agreements	20,873	—	21,006	—	21,006
Long-term Federal Home Loan Bank advances	92,500	—	91,015	—	91,015
Note payable	4,090	—	4,564	—	4,564
Subordinated debentures	7,217	—	—	7,210	7,210
Interest payable	692	—	639	53	692

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

10.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

Changes in Accumulated Other Comprehensive Income by Component (unaudited)

(in thousands)

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Nine Months Ended September 30,
	2017	2016
Beginning Balance	$(956)	$359

Unrealized holding gains (losses) for the period, net of tax	1,889	3,452

Reclassification adjustment for:

Securities gains realized in income	103	317
Income taxes	(35)	(108)
	68	209

Net current period other comprehensive income	1,821	3,243

Ending balance	$865	$3,602

	Unrealized
	Gains and Losses on
	Available for Sale
	Securities
	For the Three Months Ended September 30,
	2017	2016
Beginning Balance	$1,213	$4,402

Unrealized holding gains (losses) for the period, net of tax	(308)	(774)

Reclassification adjustment for:

Securities gains realized in income, net	60	40
Income taxes	(20)	(14)
	40	26

Net current period other comprehensive income (loss)	(348)	(800)

Ending balance	$865	$3,602

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and September 30, 2016:

September 30, 2017

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$103	Gain on sale of available for sale securities, net
	35	Income taxes
	68	Net income

September 30, 2016

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$317	Gain on sale of available for sale securities, net
	108	Income taxes
	209	Net income

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

Summary

The Company recorded net income of $8.1 million, or $2.74 basic earnings and diluted earnings per share for the first nine months ended September 30, 2017 compared to $6.3 million or $2.10 basic earnings and diluted earnings per share for the nine month period ended September 30, 2016.  The first nine months net earnings reflect an increase of $1.9 million, or 29.5%, compared to the same time period in 2016.  The increase in net earnings is mostly attributed to an increase of $903 thousand, or 3.8%, in net interest income, an increase of $1.7 million, or 18.4%, in non-interest income, a decrease of $483 thousand, or 1.9%, in non-interest expense, and a decrease of $125 thousand, or 16.1%, for the provision for loan losses.  The increase in non-interest income is mostly attributed to the sale of a branch building located in Winchester, Kentucky, to a non-banking real estate investor.  The sale was solely for the building and not for the loans or deposits associated with the branch. The sale of the building resulted in a pre-tax gain of approximately $1.2 million.  Absent the sale of the building, net income would have been up approximately $1.1 million or 16.9%, net of tax, compared to the same period last year.  The earnings for the three months ended September 30, 2017 were $2.6 million or $0.87 basic and diluted earnings per share compared to $2.4 million or $0.79 basic and diluted earnings per share for the three month period ended September 30, 2016. The earnings for the three month period in 2017 reflect an increase of 9.6% compared to the same time period in 2016.

For the nine months ended September 30, 2017 and compared to the nine months ended September 30, 2016, service charges increased $24 thousand, gain on the sale of loans increased $167 thousand, and debit card interchange income increased $221 thousand. Salaries and benefits expense increased $73 thousand, legal and professional fees decreased $552 thousand and debit card expenses increased $226 thousand.  For the three months ended September 30, 2017 and compared to the three months ended September 30, 2016, service charges decreased $120 thousand, debit card interchange income increased $64 thousand, and gains on the sale of loans decreased $118 thousand.

For the three months ended September 30, 2017 and compared to the the three months ended September 30, 2016, salaries and benefits expense increased $52 thousand, legal and professional fees decreased $138 thousand, data processing expense increased $13 thousand, debit card expense increased $95 thousand and other expenses decreased $298 thousand.  For the same three month comparision, repossession expense increased $25 thousand.

Return on average assets was 1.05% for the nine months ended September 30, 2017 and 0.84% for the nine months ended September 30, 2016. Return on average assets was 1.01% for the three months ended September 30, 2017 and 0.94% for the three months ended September 30, 2016.  Return on average equity was 11.16% for the nine month period ended September 30, 2017 and 8.94% for the nine month period ended September 30, 2016. Return on average equity was 10.33% for the three month period ended September 30, 2017 and 9.83% for the three month period ended September 30, 2016.

Securities available for sale increased $16.2 million from $273.8 million at December 31, 2016 to $290.0 million at September 30, 2017.  Trading assets increased by $122 thousand, or 2.20%, and totaled $5.7 million at September 30, 2017 compared to $5.6 million at December 31, 2016, and includes income on the investment totaling $86 thousand during the first nine months of 2017 compared to $117 thousand for the nine months ended September 30, 2016. Income (loss) on the trading account totaled $27 thousand for the three months ended September 30, 2017 compared to $44 thousand for the three months ended September 30, 2016.

Gross Loans decreased $7.0 million from $656.0 million on December 31, 2016 to $649.0  million at September 30, 2017.  The overall decrease in loan balances from December 31, 2016 to September 30, 2017 is comprised of the following: a decrease of $2.5 million in 1-4 family residential loans, a decrease of $2.4 million in commercial loans, a decrease of $5.7 million in multi-family residential loans, a decrease of $3.6 million in agricultural loans, an increase of $3.4 million in non-farm and non-residential loans, a decrease of $1.3 million in consumer loans, and an increase of $5.1 million in real-estate construction loans.  Other loan balances decreased $67 thousand from December 31, 2016 to September 30, 2017.

Total deposits decreased from $803.0 million on December 31, 2016 to $748.0 million on September 30, 2017, a decrease of $55.0 million.  Non-interest bearing demand deposit accounts increased $962 thousand from December 31, 2016 to September 30, 2017 while time deposits $250 thousand and over decreased $5.8 million and other interest bearing deposit accounts decreased $49.8 million from December 31, 2016 to September 30, 2017.

Public fund account balances decreased $41.2 million from December 31, 2016 to September 30, 2017.  Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank increased $9.7 million from December 31, 2016 to September 30, 2017, repurchase agreements increased $3.2 million, and the note payable decreased $328 thousand.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $25.0 million for the nine months ended September 30, 2017 compared to $24.1 million for the nine months ended September 30, 2016, an increase of 3.8%. Net interest income was $8.4 million for the three months ended September 30, 2017 compared to $8.1 million for the three months ended September 30, 2016, an increase of 4.4%.

The interest spread, excluding tax equivalent adjustments, was 3.33% for the first nine months of 2017 compared to 3.37% for the first nine months of 2016.  For the first nine months in 2017, the yield on assets increased from 3.86% in 2016 to 3.87% in 2017, excluding tax equivalent adjustments. The yield on loans decreased three basis points compared to the nine months ended September 30, 2016 from 4.74% to 4.71% for the nine months ended September 30, 2017.  The yield on securities, excluding tax equivalent adjustments, increased from 2.30% during the first nine months of 2016 to 2.35% during the first nine months of 2017.  The cost of liabilities was 0.53% for the first nine months in 2017 compared to 0.49% in 2016.

Year to date average loans, excluding overdrafts, increased $8.9 million, or 1.4% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  Loan interest income increased $553 thousand during the first nine months of 2017 compared to the first nine months of 2016.  Year to date average total deposits increased from September 30, 2016 to September 30, 2017 by $36.3 million or 4.7%.  Year to date average interest bearing deposits increased $38.7 million, or 7.0%, from September 30, 2016 to September 30, 2017.  Deposit interest expense increased $330 thousand for the first nine months of 2017 compared to the same period in 2016.  Year to date average borrowings, including repurchase agreements, increased $1.4 million, or 1.1%, from September 30, 2016 to September 30, 2017.  Interest expense on borrowed funds, including repurchase agreements, increased $57 thousand for the first nine months of 2017 compared to the same period in 2016.  Year to date average federal funds purchased increased $864 thousand.

The volume rate analysis for the nine months ended September 30, 2017 indicates that $313 thousand of the increase in loan interest income is attributable to an increase in loan volume and $611 thousand of the increase in securities interest income is attributable to an increase in the volume of our security portfolio.  Further, an increase in loan rates caused an increase of $240 thousand in interest income and a decrease in rates in our security portfolio contributed to a decrease of $10 thousand in securities interest income.  The net effect to interest income was an increase of $1.3 million for the first nine months of 2017 compared to the same time period in 2016.

Also based on the following volume rate analysis for the nine months ended September 30, 2017, an increase in demand deposit interest rates resulted in $196 thousand additional interest expense, a decrease in interest rates paid for savings deposits resulted in a reduction of $4 thousand in interest expense, and increases in interest rates for time deposits resulted in an increase of $94 thousand in interest expense.  Further, an increase in rates for repurchase agreements and other borrowings resulted in $47 thousand additional expense.

The change in volume in deposits and borrowings was responsible for a $52 thousand increase in interest expense, of which an increase in demand deposits resulted in an increase of $69 thousand in interest expense, a decrease in time deposits resulted in a decrease of $25 thousand in interest expense, a decrease in repurchase agreements and other borrwings resulted in a decrease of $37 thousand in interest expense, and a decrease in other borrowings resulted in a decrease of $45 thousand in interest expense.  The net effect to interest expense was an increase of $386 thousand.  As a result, the increase in net interest income for the first nine months in 2017 is mostly attributed to growth in the Company’s loan and security portfolios.

The volume rate analysis for the three months ended September 30, 2017 indicates that $166 thousand of the increase in net interest income is attributable to growth in the Company’s balance sheet and an increase of $192 thousand is a result of changes in rates.

Changes in Interest Income and Expense

	Nine Months Ended September 30
	2017 vs. 2016
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$313	$240	$553
Investment Securities	611	(10)	601
Other	14	121	135
Total Interest Income	938	351	1,289
INTEREST EXPENSE
Deposits
Demand	69	196	265
Savings	—	(4)	(4)
Negotiable Certificates of Deposit and Other Time Deposits	(25)	94	69
Securities sold under agreements to repurchase and other borrowings	(37)	47	10
Federal Home Loan
Bank advances	45	1	46
Total Interest Expense	52	334	386
Net Interest Income	$886	$17	$903

	Three Months Ended September 30
	2017 vs. 2016
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$(50)	$199	$149
Investment Securities	290	43	333
Other	(19)	50	31
Total Interest Income	221	292	513
INTEREST EXPENSE
Deposits
Demand	12	80	92
Savings	—	(1)	(1)
Negotiable Certificates of Deposit and Other Time Deposits	(11)	33	22
Securities sold under agreements to repurchase and other borrowings	26	(22)	4
Federal Home Loan
Bank advances	28	10	38
Total Interest Expense	55	100	155
Net Interest Income	$166	$192	$358

Non-Interest Income

Non-interest income increased $1.7 million for the nine months ended September 30, 2017, compared to the same period in 2016, to $10.8 million. Non-interest income increased $79 thousand for the three months ended September 30, 2017, compared to the thee months ended September 30 2016, to $3.2 million.

As previously noted, non-interest income increased $1.7 million for the nine months ended September 30, 2017 in comparison to the nine months ended September 30, 2016.  Favorable variances to non-interest income for the first nine months of 2017 include an increase of $24 thousand in service charges, an increase of $211 thousand in loan net service fee income, an increase of $83 thousand in trust department income, an increase of $221 thousand in debit card interchange income, and an increase of $167 thousand in gains on the sale of loans.

The largest favorable variance to non-interest income for the first nine months of 2017 is an increase of $1.2 million in gains on bank premises due to the sale of a bank building located in Winchester, Kentucky.  The sale was solely for the building and not for the loans or deposits associated with the branch.

Decreases to non-interest income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 include a decrease of $214 thousand in gains on the sale of securities, a decrease of $13 thousand in brokerage income, and a decrease of $12 thousand in gains on trading assets.

The gain on the sale of loans increased from $1.3 million during the first nine months of 2016 to $1.5 million during the first nine months of 2017, an increase of $167 thousand. For the three months ended September 30, the gain on the sale of loans decreased from $533 thousand in 2016 to $415 thousand in 2017.

The volume of loans originated to sell during the first nine months of 2017 increased $3.2 million compared to the same time period in 2016.  The volume of loans originated to sell the during the three months ended September 30, 2017 compared to the nine months ended September 30, 2016 decreased $5.8 million. The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization and impairment expense, was $234 thousand for the nine months ended September 30, 2017 compared to $23 thousand for the nine months ended September 30, 2016, an increase of $211 thousand.  During the first nine months of 2017, the market value adjustment to the carrying value of the mortgage servicing right was a net recovery of prior-writedowns of $40 thousand, as the fair value of this asset increased.  During the first nine months of 2016, the market value adjustment to the carrying value of the mortgage servicing right asset was a net write-down of $106 thousand as the fair value of the mortgage servicing asset decreased.

For the three months ended September 30, 2017, the market value adjustment to the carrying value of the mortgage serving right asset was a net recovery of prior write-downs of $6 thousand compared to a net write-down of $64 thousand during the third quarter of 2016.

Non-Interest Expense

Total non-interest expense decreased $476 thousand for the nine month period ended September 30, 2017 compared to the same period in 2016.  Total non-interest expense decreased $275 thousand for the three month period ended September 30, 2017 compared to the three months ended September 30, 2016. Management continues to consider opportunities for branch expansion, and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense.

For the comparable nine month periods, salaries and employees benefits expense increased $73 thousand, an increase of 0.5%.  The number of full-time employee equivalent employees decreased from 247 at September 30, 2016 to 236 at September 30, 2017, a decrease of 11 full-time employee equivalent employees.  For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, salaries and employee benefits expense decreased $52 thousand, or 1.1%.

Occupancy expense increased $53 thousand to $2.9 million for the first nine months of 2017 compared to the same time period in 2016.  Building rent expense increased $76 thousand  mostly due to rent expense being lower in 2016 due to the Company recovering $20 thousand in accrued expense for a former branch leased in Richmond, KY.  In addition, the Company incurred an additional $42 thousand in building rents during the first nine months of 2017, compared to the same time period in 2016, due to rent expense associated with leasing back the branch building that was sold in Winchester, KY during the first quarter of 2017.  The Company is leasing back the formerly owned building until a new building is contructed which is expected to be completed in 2018.

Depreciation expense decreased $107 thousand for the nine months ended September 30, 2017 compared to September 30, 2016.  Expenses incurred for assets not depreciated increased $121 thousand during the first nine months of 2017 compared to the first nine months of 2016.  This increase is attributed to purchasing additional equipment during the first quarter of 2017 and increasing the threshold for which we depreciate assets.  The capitalization policy, during the first nine months of 2016, stated assets purchased with a cost of $1,000 or greater would be capitalized and depreciated.  This policy was changed during the last half of 2016 and now states the minimum threshold for an asset to be capitalized is $2,500.

Occupancy expense was $935 thousand  for the three months ended September 30, 2017 compared to $974 thousand for the three months ended September 30, 2016, a decrease of $39 thousand.

Legal and professional fees decreased $505 thousand for the nine months ended September 30, 2017 compared to the first nine months in 2016 and decreased $91 thousand for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The reduction in legal and professional fees is mostly attributed to expenses being higher for the nine months ended September 30, 2016 due to the Company incurring $625 thousand for expenses related to acquiring the services of an outside firm to help the Company identify ways to become more efficient and profitable.  Similar expenses totaled $198 thousand for the nine months ended September 30, 2017, a decrease of $427 thousand.

Debit card expenses increased $226 thousand for the nine months ended September 30, 2017 compared to the first nine months of 2016 and increased $95 thousand for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The increase in debit card expense is attributed to an increase in debit card interchange activity which also resulted in increases in debit card interchange income as shown on the income statement.  Debit card expenses have also increased during 2017 due to issuing new debit cards.

Repossession expense increased $67 thousand for the first nine months ended September 30, 2017 compared to the same time period in 2016 and increased $25 thousand for the three month period ended September 30, 2017 compared to the three months ended September 30, 2016.  Repossession expenses are reported net of rental income earned on repossessed properties.  Net repossession expenses were higher during the first nine months of 2017 when compared to 2016 due to net write-downs totaling $141 in 2017 compared to net write-downs of $131 thousand in 2016.

Income Taxes

The effective tax rate for the nine months ended September 30, 2017 was 19.1% compared to 8.5% in 2016.  The effective tax rate for the three months ended September 30, 2017 was 18.0% compared to 0.3% in 2016. The effective tax rate is higher in 2017 due to an increase in taxable income, largely due to the $1.2 million gain on the sale of the branch building.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.

The Company also has a captive insurance subsidiary which contributes to reducing taxable income.  Income tax expense increased $1.3 million for the nine months ended September 30, 2017 compared to the first nine months in 2016.  Tax-exempt interest income decreased $166 thousand for the first nine months of 2017 compared to the first nine months of 2016.  Further, for the first nine months of 2017, the Company had tax credits totaling $416 thousand for investments made in low income housing projects compared to similar tax credits of $836 thousand for the first nine months of 2016.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the nine months ended September 30, 2017, the Company averaged $92 million in tax free securities and $40 million in tax free loans.  As of September 30, 2017, the weighted average remaining maturity for the tax free securities is 112 months, while the weighted average remaining maturity for the tax free loans is 138 months.

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

Cash and cash equivalents were $18.6 million as of September 30, 2017 compared to $43.2 million at December 31, 2016.  The decrease in cash and cash equivalents is attributed to a decrease of $23.6 million in cash and due from banks and a decrease of $1.0 million in federal funds sold. The decrease in cash and cash equivalents is mostly attributed to deposit balances being greater at December 31 for our public entity depositors due to the recent collection of tax revenues.  As the tax dollars are dispursed throughout the year, the balances for these depositors will decrease resulting in a decrease in the Company’s cash and cash equivalents.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $290.0 million at September 30, 2017 compared to $273.8 million at December 31, 2016.  Securities classified as trading assets totaled $5.7 million at September 30, 2017 compared to $5.6 million at December 31, 2016. The securities available for sale and trading assets are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first nine months of 2017, deposits decreased $54.6 million compared to December 31, 2016.  The Company’s borrowed funds from the Federal Home Loan Bank increased $9.7 million from December 31, 2016 to September 30, 2017, federal funds purchased increased $17.3 million, and total repurchase agreements increased $3.2 million from December 31, 2016 to September 30, 2017.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of September 30, 2017, we have sufficient collateral to borrow an additional $69 million from the Federal Home Loan Bank.

In addition, as of September 30, 2017, $30 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $289 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier 1 Capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of September 30, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The capital conservation buffer was 1.25% at September 30, 2017 and the Company is in compliance with the capital conservation buffer.  The final rule became effective for the Bank on January 1, 2016.  In accordance with the final rule, the capital conservation buffer requirement began being phased in beginning January 1, 2016 and will continue through January 1, 2019, when the full capital conservation buffer requirement will be effective. The Company’s and the Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2017
Consolidated
Total Capital (to Risk-Weighted Assets)	$100,029	14.2%	$56,479	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	92,189	13.1	42,359	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	85,189	12.1	31,770	4.5	N/A	N/A
Tier I Capital (to Average Assets)	92,189	9.1	40,607	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$98,654	14.7%	$53,759	8.0%	$67,198	10.0%
Tier I Capital (to Risk-Weighted Assets)	90,814	13.5	40,319	6.0	53,759	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	90,814	13.5	30,239	4.5	43,679	6.5
Tier I Capital (to Average Assets)	90,814	9.0	40,469	4.0	50,587	5.0

December 31, 2016
Consolidated
Total Capital (to Risk-Weighted Assets)	$94,343	13.9%	$54,280	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	86,718	12.8	40,710	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	79,718	11.8	30,533	4.5	N/A	N/A
Tier I Capital (to Average Assets)	86,718	8.7	39,795	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$95,118	14.0%	$54,246	8.0%	$67,808	10.0%
Tier I Capital (to Risk-Weighted Assets)	87,493	12.9	40,685	6.0	54,246	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	87,493	12.9	30,513	4.5	44,075	6.5
Tier I Capital (to Average Assets)	87,493	8.8	39,671	4.0	49,588	5.0

Non-Performing Assets

As of September 30, 2017, our non-performing assets totaled $4.2 million or 0.42% of assets compared to $9.4 million or 0.91% of assets at December 31, 2016 (See table below.)  The Company experienced a decrease of $3.2 million in non-accrual loans from December 31, 2016 to September 30, 2017.  As of September 30, 2017, non-accrual loans include $150 thousand in loans secured by farmland, $1.2 million in loans secured by 1-4 family properties, and $30 thousand in consumer loans.

Loans secured by real estate composed 97.8% of the non-performing loans as of September 30, 2017 and 96.9% as of December 31, 2016.  Forgone interest income on non-accrual loans totaled $63 thousand for the first nine months of 2017 compared to forgone interest of $65 thousand for the same time period in 2016.

Accruing loans that are contractually 90 days or more past due as of September 30, 2017 totaled $151 thousand compared to $757 thousand at December 31, 2016, a decrease of $606 thousand.

Total nonperforming and restructured loans decreased $6.0 million from December 31, 2016 to September 30, 2017.  The decrease in non-performing loan balances contributed to the decrease in the ratio of nonperforming and restructured loans to loans which decreased 91 basis points to 0.24% from December 31, 2016 to September 30, 2017.

In addition, the amount the Company has recorded as other real estate owned increased $845 thousand from December 31, 2016 to September 30, 2017.  As of September 30, 2017, the amount recorded as other real estate owned totaled $2.7 million compared to $1.8 million at December 31, 2016.  During the first nine months of 2017, $1.9 million in loan balances were foreclosed upon and added to other real estate properties while $911 thousand in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 80% at December 31, 2016 to 184% at September 30, 2017.

Nonperforming and Restructured Assets

	9/30/2017	12/31/2016
	(in thousands)
Non-accrual Loans	$1,393	$4,566
Accruing Loans which are Contractually past due 90 days or more	151	927
Accruing Troubled Debt Restructurings	—	2,063
Total Nonperforming and Restructured Loans	1,544	7,556
Other Real Estate	2,669	1,824
Total Nonperforming and Restructured Loans and Other Real Estate	$4,213	$9,380
Nonperforming and Restructured Loans as a Percentage of Loans	0.24%	1.15%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.42%	0.91%
Allowance as a Percentage of Period-end Loans	1.19%	1.15%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	184%	80%

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

Provision for Loan Losses

The loan loss provision for the first nine months of 2017 was $650 thousand compared to $775 thousand for the first nine months of 2016.  The loan loss provision for the three months ended September 30, 2017 was $100 thousand compared to $175 thousand for the three months ended September 30, 2016.  The decrease in the total loan loss provision during the first nine months of 2017 compared to the same time period in 2016 is mostly attributed to improved loan credit quality.  The allowace for loan losses as a percentage of loans was 1.19%  at September 30, 2017 compared to 1.15% at September 30, 2016.

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

The Company recorded net charge-offs of $436 thousand for the nine months ended September 30, 2017 compared to net recoveries of $109 thousand for the nine months ended September 30, 2016.  During the first quarter of 2016, the Company recorded a recovery of $259 thousand for one loan which was charged-off in a prior year.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Nine Months Ended September 30,
	(in thousands)
	2017	2016
Balance at Beginning of Period	$7,541	$6,521
Amounts Charged-Off:
Commercial	35	—
1-4 family residential	203	90
Multi-family residential	—	—
Non-farm & non-residential	78	—
Agricultural	—	3
Consumer and other	810	915
Total Charged-off Loans	1,126	1,008
Recoveries on Amounts Previously Charged-off:
Commercial	17	37
Real Estate Construction	1	15
1-4 family residential	8	8
Multi-family residential	10	7
Non-farm & non-residential	—	355
Agricultural	47	35
Consumer and other	607	660
Total Recoveries	690	1,117
Net Charge-offs (Recoveries)	436	(109)
Provision for Loan Losses	650	775
Balance at End of Period	7,755	7,405
Loans
Average	652,387	642,998
At September 30,	648,965	659,970
As a Percentage of Average Loans:
Net Charge-offs for the period	0.07%	(0.02)%
Provision for Loan Losses for the period	0.10%	0.12%
Allowance as a Multiple of Net Charge-offs annualized	13.3	(51.0)

	Three Months Ended September 30,
	(in thousands)
	2017	2016
Balance at Beginning of Period:	$7,958	$7,259
Amounts Charged-Off:
Commercial	20	—
1-4 family residential	170	26
Non-farm & non-residential	78	—
Agricultural	—	3
Consumer and other	240	253
Total Charged-off Loans	508	282
Recoveries on Amounts Previously Charged-off:
Commercial	2	3
Real Estate Construction	0	2
1-4 family residential	3	1
Multi-family residential	3	3
Non-farm & non-residential	0	82
Agricultural	19	12
Consumer and other	178	150
Total Recoveries	205	253
Net Charge-offs	303	29
Provision for Loan Losses	100	175
Balance at End of Period	7,755	7,405
Loans
Average	647,103	657,336
At September 30,	648,965	659,970
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	0.05%	0.00%
Provision for Loan Losses for the period	0.02%	0.03%
Allowance as a Multiple of Net Charge-offs annualized	6.4	63.8

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

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of September 30, 2017, the projected percentage changes are within limits approved by our Board of Directors (“Board”).

Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is comparable in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of September 30, 2017 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (10/17 - 9/18)
Net interest income	$32,881	$33,724	$33,658	$33,547
Net interest income dollar change	(843)	N/A	(66)	(177)
Net interest income percentage change	(2.5)%	N/A	(0.2)%	(0.5)%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of September 30, 2016 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (10/16-9/17)
Net interest income	$31,479	$32,176	$32,120	$32,038
Net interest income dollar change	(697)	N/A	(56)	(138)
Net interest income percentage change	(2.2)%	N/A	(0.2)%	(0.4)%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

Projections from September 30, 2017 and September 30, 2016, year one reflected declines of 2.5% and 2.2% in net interest income assuming rates were to decline 100 basis points.  Assuming an increase in rates of 100 basis points, projections  reflected a 0.2% decrease in net interest income for both periods.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the September 30, 2017, balance sheet, a 100 basis point decrease in rates results in an 11.1% decrease in EVE.  A 100 basis point increase in rates results in a 0.4% decrease in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
7/1/17-7/31/17	—	$—	—	100,912	shares

8/1/17-8/31/17	—	—	—	100,912	shares

9/1/17-9/30/17	—	—	—	100,912	shares

Total	—	$—	—	100,912	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 50,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through September 30, 2017, 349,088 shares have been purchased.

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

101

The following financial information from Kentucky Bancshares, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC November 13, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2017,and December 31, 2016, (ii) Consolidated Statements of Income and Comprehensive Income (Loss) for the nine months and three months ended September 30, 2017 and September 30, 2016, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY BANCSHARES, INC.

Date	11/13/17	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	11/13/17	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer