Form 10-K
period 2017-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2018-03-16
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

                                                                                                                                                 Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2017 was approximately $98.0 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 16, 2018:  2,978,628

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2018 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

The Company had total assets of $1.1 billion, total deposits of $815.3 million and stockholders’ equity of $100.3 million as of December 31, 2017.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky  40361, and the telephone number at that address is (859) 987-1795.

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

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 81% of which are secured by real estate at December 31, 2017.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

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

Market Served.  We primarily conduct our business in the Commonwealth of Kentucky.  Our primary market areas consist of Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and surrounding counties in Kentucky.  Per capita personal income for Kentucky during the third quarter increased from $39,246 in 2016 to $39,536 in 2017, according to the Bureau of Economic Analysis. The Bureau of Labor Statistics reports that the unemployment rate in Kentucky has declined. The unemployment rate in Kentucky is 4.4% for December of 2017, compared to 4.8% for December of 2016.

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

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Under the Basel III Capital Rules, the Company and Kentucky Bank were given a one-time election (“Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the previous general risk-based capital rule. The Company and Kentucky Bank elected to choose the AOCI Opt-out Election.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).  In addition, the Basel III Capital Rules revise the rules for calculating risk-weighted assets to enhance their risk sensitivity. They establish a new framework under which mortgage-backed securities and other securitization exposures are subject to risk-weights ranging from 20% to 1,250%. The rules also establish adjusted risk-weights for credit exposures, including multi-family and commercial real estate exposures that are 90 days or more past due or on non-accrual, are subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place. The existing treatment of residential mortgage exposures will remain subject to either a 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days past due) or a 100% risk-weight (for all other residential mortgage exposures including 90 days or more past due exposures).  As shown in Note 19, the Company and Kentucky Bank meet all capital adequacy requirements, and management does not anticipate any adverse impact from the implementation of the new capital ratio.

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

Financing Corporation (“FICO”) Assessments.  FICO assessment costs were $49 thousand in 2017, $50 thousand in 2016 and $47 thousand in 2015.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2018 through 2019.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”): The Dodd-Frank Act was signed into law by the President on July 21, 2010, and represents a significant change in the American financial regulatory environment affecting all Federal financial regulatory agencies and affecting almost every aspect of the nation’s financial services industry.  The Dodd-Frank Act includes, among others, the following:

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

On February 3, 2017 the President of the United States issued an executive order identifying certain “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the United States Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries, around the following principles.

•	Improving regulatory efficiency and effectiveness by critically evaluating mandates and regulatory fragmentation, overlap, and duplication across regulatory agencies;
•	Aligning the financial system to help support the U.S. economy;
•	Reducing regulatory burden by decreasing unnecessary complexity;
•	Tailoring the regulatory approach based on size and complexity of regulated firms and requiring greater regulatory cooperation and coordination among financial regulators; and
•	Aligning regulations to support market liquidity, investment, and lending in the U.S. economy.

The scope and breadth of regulatory changes that will be implemented in response to the President’s executive order have not yet been determined.   Additionally, several of the requirements of Dodd-Frank still need to be implemented.

Volcker Rule:  On December 10, 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.”  The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities.  U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk.  The Volcker Rule has not had a significant effect on operations of the Company.

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

Employees

At December 31, 2017, the number of full time equivalent employees of the Company was 233.

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

Significant decline in general economic conditions will negatively affect the financial results of our banking operations.  Kentucky Bank serves both individuals and business customers throughout Central and Eastern Kentucky. The substantial majority of our loan portfolio is to individuals and businesses in these markets. As a result, our financial condition, results of operations and cash flows are affected by local and regional economic conditions. A downturn in these economies could have a negative impact on us and the ability of Kentucky Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of our loan portfolio requiring us to charge-off a higher percentage of loans and/or increase our allowance for loan losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by Kentucky Bank in order to pay current expenses causing Kentucky Bank’s deposit base to shrink. As a result Kentucky Bank may have to borrow funds at higher rates in order to meet liquidity needs. These events may have a negative impact on our earnings and financial condition.

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

We are exposed to risk of environmental liabilities with respect to properties to which we take title.  In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. While we will take steps to mitigate this risk, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at one or more properties. The costs associated with investigation or remediation activities could be substantial. In addition, while there are certain statutory protections afforded lenders who take title to property through foreclosure on a loan, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

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

The Tax Cuts and Jobs Act may impact our business in unforeseen ways. On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Reform”), was signed into law. The Tax Reform, among other changes, reduces the U.S. federal corporate income tax rate from 35% to 21%. The enactment of the Tax Reform will significantly impact the manner in which we determine our federal income tax and may have unforeseen consequences. The Tax Reform is the first major overhaul of U.S. corporate taxation in almost 20 years with both positive and negative impacts on our business. The positive impacts include reducing the federal corporate income tax rate from 35% to 21% and accelerating the recovery period of the Company’s fixed assets. These positive impacts are offset by new tax provisions intended to expand the federal tax base by disallowing certain expenses that were previously deductible (i.e. 50% of entertainment expenses, deductions for certain senior management compensation, etc.). It is difficult to determine the overall impact on our business, but it appears that the Company will have a net savings in its federal income tax liability.

The impact of the Tax Reform may also have significant impact on our clients and their future behavior in light of the new tax rates applicable to individuals, trusts and unincorporated businesses. The limitation on the deductibility of state and local taxes and real estate taxes for individuals may result in clients moving to lower tax states where we do not have operations

Operational Risk

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters is located at 339 Main Street, Paris, KY 40361, which it owns.  The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361.  In addition, Kentucky Bank serves customer needs at 16 other locations.  All locations offer a full range of banking services.  The Company owns approximately 82,000 square feet of office space and leases approximately 19,000 square feet of office space.

Note 6 to the Company’s audited and consolidated financial statements included in Item 8 (“2017 Consolidated Financial Statements and Notes”) contains additional information relating to amounts invested in premises and equipment.

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

520 Marsailles Road, Versailles, KY 40383

Leased

360 East Vine Street, Suite 100, Lexington, KY 40507

1001 Gibson Bay Drive, Suite 101, Richmond, KY 40475

680 Dwight Drive Richmond, KY 40475,

724 West Main Street, Richmond, KY 40475

24 West Lexington Avenue, Winchester, KY 40391

Item 3.  Legal Proceedings

None to report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for the Company’s Common Stock.  The Company’s Common Stock is not listed on any national securities exchange.  However, it is traded on OTCQX under the symbol “KTYB”.  Trading in our common stock has been infrequent, with retail brokerage firms making the market.

The following table sets forth the high and low closing sales prices of the Common Stock from the OTC Bulletin Board and the dividends declared thereon, for the periods indicated as follows:

		High	Low	Dividend

2017	Quarter 4	$46.65	$41.70	$0.29
	Quarter 3	41.70	39.40	0.29
	Quarter 2	39.50	36.10	0.29
	Quarter 1	37.04	32.50	0.29
2016	Quarter 4	$32.65	$30.01	$0.27
	Quarter 3	31.00	27.00	0.27
	Quarter 2	28.00	26.41	0.27
	Quarter 1	29.65	26.01	0.27

Note 16 to the Company’s 2017 Consolidated Financial Statements and Notes included in Item 8 contains additional information relating to amounts available to be paid as dividends.

Holders

As of December 31, 2017 the Company had 2,971,522 shares of Common Stock outstanding and approximately 548 holders of record of its Common Stock.

Dividends

During 2017 and 2016, the Corporation declared quarterly cash dividends aggregating $1.16 and $1.08 per share, respectively.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

The table below lists issuer purchases of equity securities.

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

10/1/17 - 10/31/17	—	$—	—	100,912 shares

11/1/17 - 11/30/17	—	—	—	100,912 shares

12/1/17 - 12/31/17	—	—	—	100,912 shares

Total	—	$—	—	100,912 shares

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

Through December 31, 2017, 349,088 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on January 18, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensations plans under which equity securities of the company are authorized for issuance.

			No. of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column 1)

Plans Approved By Stockholders:

1993 Nonemployee Directors Stock Ownership Incentive Plan	600	$ 31.00	—

2005 Stock Award Plan	—	—	1,216

2009 Stock Award Plan	—	—	133,511

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

The graph below matches Kentucky Bancshares Inc's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell MicroCap index and the NASDAQ Bank index. The graph tracks he performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2012 to 12/31/2017.

	12/12	12/13	12/14	12/15	12/16	12/17

Kentucky Bancshares Inc	100.00	136.12	159.48	179.00	203.67	296.98
Russell MicroCap	100.00	145.62	150.93	143.15	172.30	194.99
NASDAQ Bank	100.00	140.76	146.90	157.63	216.24	227.94

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data (in thousands except per share data)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.

	At or For the Year ended December 31,
	2017	2016	2015	2014	2013
CONDENSED STATEMENT OF INCOME:
Total Interest Income	$38,659	$36,554	$33,185	$29,731	$28,168
Total Interest Expense	5,014	4,426	4,050	3,756	3,456
Net Interest Income	33,645	32,128	29,135	25,975	24,712
Provision for Losses	500	1,150	1,450	950	1,050
Net Interest Income After Provision for Losses	33,145	30,978	27,685	25,025	23,662
Noninterest Income	13,808	12,149	11,484	10,158	10,222
Noninterest Expense	33,073	33,785	31,807	27,215	27,203
Income Before Income Tax Expense	13,880	9,342	7,362	7,968	6,681
Income Tax Expense	3,163	773	530	897	859
Net Income	10,717	8,569	6,832	7,071	5,822

SHARE DATA:
Basic Earnings per Share (EPS)	$3.61	$2.87	$2.40	$2.60	$2.15
Diluted EPS	3.61	2.87	2.40	2.60	2.15
Cash Dividends Declared	1.16	1.08	1.04	1.00	0.96
Book Value	33.76	31.27	29.62	28.65	24.90
Average Common Shares-Basic	2,972	2,991	2,823	2,721	2,705
Average Common Shares-Diluted	2,972	2,991	2,823	2,721	2,709

SELECTED BALANCE SHEET DATA:
Loans, net	$640,815	$648,466	$617,600	$532,293	$463,214
Investment Securities	318,177	273,770	264,212	246,861	230,396
Trading Assets	—	5,592	5,531	5,370	—
Total Assets	1,053,193	1,028,447	974,684	855,209	770,579
Deposits	815,273	802,981	758,981	654,869	617,400
Securities sold under agreements to repurchase	19,900	20,873	18,514	12,457	12,867
Federal Home Loan Bank advances	98,732	92,500	87,833	93,785	57,847
Note Payable	3,321	4,090	4,794	—	—
Subordinated Debentures	7,217	7,217	7,217	7,217	7,217
Stockholders’ Equity	100,329	92,972	89,413	77,942	67,672

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	1.04%	0.86%	0.76%	0.89%	0.80%
Return on Stockholders’ Equity	10.93%	9.10%	8.20%	9.50%	8.12%
Net Interest Margin (1)	3.60%	3.61%	3.65%	3.69%	3.85%
Equity to Assets (annual average)	9.48%	9.41%	9.25%	9.34%	9.84%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	32.16%	37.68%	43.20%	38.48%	41.53%
Number of Employees (at period end)	233	241	243	215	208

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.19%	1.15%	1.04%	1.12%	1.16%
Net Charge-offs as a Percentage of Average Loans	0.05%	0.02%	0.16%	0.08%	0.37%

(1)	Tax equivalent

Item 7.  Management’s Discussion and Analysis

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, Kentucky Bank, at December 31, 2017, 2016 and 2015, and the consolidated results of operations for each of the years in the three year period ended December 31, 2017.  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2017 Consolidated Financial Statements and Notes included in Item 8.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2017 data.

Critical Accounting Policies

Overview.  The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  Significant accounting policies are listed in Note 1 of the Company’s 2017 Consolidated Financial Statements and Notes included in Item 8.  Critical accounting and reporting policies include accounting for loans and the allowance for loan losses, goodwill and fair value.  Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

Loan Values and Allowance for Loan Losses.  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status.  Interest income received on such loans is accounted for on the cash basis or cost recovery method.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  The loan portfolio also represents the largest asset group on the consolidated balance sheets.  Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Loan Losses” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2017 Consolidated Financial Statements and Notes.

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

Fair Values.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the description of each asset and liability category in Note 17 of the Company’s 2017 Consolidated Financial Statements and Notes.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

Overview

We conduct our business through our one bank subsidiary, Kentucky Bank, and our one non-bank subsidiary KBI Insurance Company.  Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 81% of which are secured by real estate at December 31, 2017.

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

Net income for the year ended December 31, 2017 was $10.7 million, or $3.61 per common share compared to $8.6 million, or $2.87 for 2016 and $6.8 million, or $2.40 for 2015.  Earnings per share assuming dilution were $3.61, $2.87 and $2.40 for 2017, 2016 and 2015, respectively.  For 2017, net income increased $2.1 million, or 25.1%.  Net interest income increased $1.5 million, provision for loan losses decreased $650 thousand, total other income increased $1.7 million, while total other expenses decreased $712 thousand and income tax expense increased $2.4 million.

For 2016, net income increased $1.7 million, or 25.4%.  Net interest income increased $3.0 million, the provision for loan losses decreased $300 thousand, total other income increased $665 thousand, while total other expenses increased $2.0 million and income tax expense increased $243 thousand.

Return on average equity was 10.9% in 2017 compared to 9.1% in 2016 and 8.2% in 2015.  Return on average assets was 1.04% in 2017 compared to 0.86% in 2016 and 0.76% in 2015.

Non-performing loans as a percentage of loans (including held for sale) were 0.22%, 1.15% and 1.54% as of December 31, 2017, 2016 and 2015, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis increased from $30.9 million in 2015 to $34.0 million in 2016, and to $35.4 million in 2017.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 34%.

Average earning assets and interest bearing liabilities both increased from 2016 to 2017.  Average earning assets increased $39.6 million, or 4.2%.  Average investment securities increased $32.0 million and average loans increased $4.1 million.  Average interest bearing liabilities increased $19.6 million, or 2.8% during this same period.  Average borrowings from the Federal Home Loan Bank increased $2.7 million, or 2.9%.  The Company continues to actively pursue quality loans and fund these primarily with deposits and Federal Home Loan Bank advances.  Average Repurchase agreements and other borrowings decreased $1.2 million or 3.5% from 2016 to 2017.

The bank prime rates increased 75 basis points from December 2016 to December 2017.  The tax equivalent yield on earning assets increased from 4.07% in 2016 to 4.11% in 2017.

The volume rate analysis for 2017 that follows indicates that $985 thousand of the increase in interest income is attributable to an increase in volume, while the change in rates contributed to an increase of $1.1 million in interest income.  Further, an increase in interest bearing liabilities resulted in $35 thousand additional interest expense in 2017 compared to 2016 while changes in rates resulted in additional interest expense of $553 thousand over the same period.  The average rate of these liabilities increased from 0.64% in 2016 to 0.70% in 2017.  In summary, the increase in the Company’s 2017 net interest income is attributed mostly to increases in rates for interest earning assets and an increase in balances in our security portfolio.

The volume rate analysis for 2016 that follows indicates that $3.8 million of the increase in interest income is attributable to an increase in volume, while the change in rates contributed to a decrease of $460 thousand in interest income.  Further, an increase in interest bearing liabilities resulted in $375 thousand additional interest expense in 2016 compared to 2015.  The average rate of these liabilities decreased from 0.66% in 2015 to 0.64% in 2016.  In summary, the increase in the Company’s 2016 net interest income is attributed mostly to an increase in volume in the loan and security portfolios.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2017 vs. 2016 and 2016 vs. 2015.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

                                                                     Changes in Interest Income and Expense

	(in thousands)
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$190	$728	$918	$3,349	$(413)	$2,936
Investment Securities	769	352	1,121	438	(70)	368
Trading Assets	(4)	(41)	(45)	6	(23)	(17)
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	3	3	—	3	3
Deposits with Banks	30	78	108	36	43	79
Total Interest Income	985	1,120	2,105	3,829	(460)	3,369
INTEREST EXPENSE
Deposits
Demand	36	329	365	101	140	241
Savings	9	(13)	(4)	12	(6)	6
Negotiable Certificates of Deposit and Other Time Deposits	(37)	159	122	49	(109)	(60)
Securities sold under agreements to repurchase and other borrowings	(21)	49	28	156	(8)	148
Federal Home Loan Bank advances	48	29	77	57	(16)	41
Total Interest Expense	35	553	588	375	1	376
Net Interest Income	$950	$567	$1,517	$3,454	$(461)	$2,993

Average Consolidated Balance Sheets and Net Interest Income Analysis ($ in thousands)

	2017			2016			2015
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	$201,719	$4,287	2.13%	$172,632	$3,201	1.85%	$157,285	$2,840	1.81%
State and Municipal obligations	93,204	2,738	2.94%	90,265	2,772	3.07%	87,147	2,783	3.19%
Other Securities	7,354	358	4.87%	7,354	289	3.93%	6,968	271	3.89%
Total Investment Securities	302,277	7,383	2.44%	270,251	6,262	2.32%	251,400	5,894	2.34%
Tax Equivalent Adjustment		1,142	0.38%		1,242	0.46%		1,277	0.51%
Tax Equivalent Total	302,277	8,525	2.82%	270,251	7,504	2.78%		7,171	2.85%
Trading Assets	5,469	108	1.97%	5,625	153	2.72%	5,431	170	3.13%
Tax Equivalent Adjustment		49	0.90%		75	1.33%		84	1.55%
Tax Equivalent Total	5,469	157	2.87%	5,625	228	4.05%		254	4.68%
Federal Funds Sold and Agreements to Repurchase	889	6	0.67%	1,086	3	0.28%	1,042	—	—%
Interest-Bearing Deposits with Banks	24,262	244	1.01%	20,403	136	0.67%	13,609	57	0.52%
Loans, Net of Deferred Loan Fees (2)
Commercial	85,318	3,498	4.10%	77,284	2,970	3.84%	60,269	2,577	4.28%
Real Estate Mortgage	547,494	26,011	4.75%	551,413	25,645	4.65%	496,965	23,147	4.66%
Consumer	17,421	1,409	8.09%	17,470	1,385	7.93%	16,907	1,340	7.93%
Total Loans	650,233	30,918	4.75%	646,167	30,000	4.64%	574,141	27,064	4.71%
Tax Equivalent Adjustment		588	0.09%		574	0.09%		378	0.07%
Tax Equivalent Total	650,233	31,506	4.85%	646,167	30,574	4.73%	574,141	27,442	4.78%
Total Interest-Earning Assets	983,130	38,659	3.93%	943,532	36,554	3.87%	845,623	33,185	4.11%
Tax Equivalent Adjustment		1,779	0.18%		1,891	0.20%		1,739	0.21%
Tax Equivalent Total	983,130	40,438	4.11%	943,532	38,445	4.07%	845,623	34,924	4.13%
Allowance for Loan Losses	(7,927)			(7,244)			(6,068)
Cash and Due From Banks	9,948			12,230			16,607
Premises and Equipment	15,802			16,296			16,571
Other Assets	33,773			35,478			28,910
Total Assets	$1,034,726			$1,000,292			$901,643

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	$285,919	$1,040	0.36%	$272,286	$675	0.25%	$225,604	$434	0.19%
Savings	100,391	202	0.20%	90,907	84	0.09%	78,217	78	0.10%
Certificates of Deposit and Other Deposits	197,914	1,452	0.73%	202,924	1,452	0.72%	196,409	1,512	0.77%
Total Interest-Bearing Deposits	584,224	2,694	0.46%	566,117	2,211	0.39%	500,230	2,024	0.40%
Securities sold under agreements to repurchase and other borrowings	34,600	623	1.80%	35,844	595	1.66%	26,418	447	1.69%
Federal Home Loan Bank advances	96,524	1,697	1.76%	93,818	1,620	1.73%	90,534	1,579	1.74%
Total Interest-Bearing Liabilities	715,348	5,014	0.70%	695,779	4,426	0.64%	617,182	4,050	0.66%
Noninterest-Bearing Earning Demand Deposits	213,921			201,395			194,538
Other Liabilities	7,415			8,957			6,197
Total Liabilities	936,684			906,131			817,917
STOCKHOLDERS’ EQUITY	98,042			94,161			83,726
Total Liabilities and Stockholders’ Equity	$1,034,726			$1,000,292			$901,643
Average Equity to Average Total Assets	9.48%			9.41%			9.25%
Net Interest Income		33,645			32,128			29,135
Net Interest Income (tax equivalent) (3)		35,424			34,019			30,874
Net Interest Spread (tax equivalent) (3)			3.41%			3.44%			3.47%
Net Interest Margin (tax equivalent) (3)			3.60%			3.61%			3.65%
(1)	Averages computed at amortized cost.
(2)	Includes loans on a nonaccrual status and loans held for sale
(3)	Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $13.8 million in 2017, $12.1 million in 2016 and $11.5 million in 2015.  In 2017, reductions in gains on available for sale securities and gains on the sale of loans were offset by gains in service charges, loan servicing fee income, debit card interchange income and a one-time gain on the sale of a bank building.  In 2016, reductions in net loan servicing fee income, gains on available for sale securities and other income were offset by gains in service charges, gains on the sale of loans and debit card interchange income.  In 2015, reductions in gains on securities available for sale and gains on the trading account were offset by increases in gains on sold mortgage loans, debit card interchange income, service charges and loan servicing fee income.

Securities gains were $52 thousand in 2017, $287 thousand in 2016 and $412 thousand in 2015.  These gains are primarily attributed to selling securities which had gains in market value due to declining interest rates and the related inverse relationship of interest rates and market values.

Gains on loans sold were $1.7 million, $2.1 million and $1.5 million in 2017, 2016 and 2015, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation or other government agencies.  During 2017, the loan servicing fee income, net of amortization expense for the mortgage servicing right asset, increased $244 thousand, compared to a decrease of $135 thousand in 2016.  In 2017, the mortgage servicing right asset had net recoveries of prior write-downs of $69 thousand compared to net write-downs of $105 thousand in the valuation allowance in 2016.  Proceeds from the sale of loans were $58 million, $64 million and $51 million in 2017, 2016 and 2015, respectively.  The volume of loan originations is inverse to rate changes with historic low rates spurring activity.  The volume of loan originations during 2017 was $57 million, $62 million in 2016, and $49 million in 2015.

Other noninterest income, excluding net security gains, the sale of mortgage loans and a one-time gain of $1.2 million for the sale of a building in 2017, was $10.8 million in 2017, $9.8 million in 2016 and $9.6 million in 2015.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $2.6 million in 2017, $2.7 million in 2016 and $2.6 million in 2015.  Debit card interchange income was the second largest contributor to noninterest income, excluding security gains and gains on the sale of mortgage loans.  Debit card interchange income was $3.0 million in 2017, $2.7 million in 2016 and $2.5 million in 2015.  Other income was $349 thousand in 2017, $95 thousand in 2016 and $849 thousand in 2015.  Other income was lower in 2016 due to the bank recording a loss of $335 thousand during the fourth quarter of 2016  for the write-off of bank premises and equipment associated with a branch building that was to be demolished so a new branch building could be rebuilt.  In addition, during 2015, other income was higher due to the Bank recording an additional $768 thousand in income for restitution received for a legal dispute.

Noninterest expense decreased $712 thousand in 2017 to $33.1 million, and increased $2.0 million in 2016 to $33.8 million from $31.8 million in 2015.

Salaries and benefits, the largest contributor to total non-interest expense, increased $72 thousand from $17.9 million in 2016 to $18.0 million in 2017 due to normal staff merit increases.  Full-time equivalent employees decreased from 241 at December 31, 2016 to 233 at December 31, 2017.

The largest component of occupancy expense, depreciation expense, decreased $104 thousand to $1.2 million in 2017, and decreased $92 thousand to $1.3 million in 2016.  Building rent expense, included in occupancy expense, increased $95 thousand from 2016 to 2017, mostly due to temporarily leasing back a bank building in Winchester, KY which was sold during the first quarter of 2017.  The Company will lease back this building until construction is complete on a new branch in downtown Winchester, KY.  The anticipated completion date of the new building is mid-year 2018.

Other noninterest expenses increased from $11.4 million in 2015 to $12.1 million in 2016 and decreased to $11.3 million in 2017.   Legal and professional fees decreased $546 thousand from $1.6 million in 2016 to $1.1 million in 2017.  Legal and professional fees were higher in 2016 due to additional costs related to utilizing additional outside consulting services.  Expenses incurred during 2015 for the acquisition of Madison Financial Corporation totaled $858 thousand.   Amortization expense of core deposits was $160 thousand in 2017, $247 thousand in 2016 and $205 thousand in 2015.  See Note 7 in the Company’s Consolidated Financial Statements and Notes included in Item 8 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the three-year period indicated.

	For the Year ended December 31,
	(in thousands)
	2017	2016	2015
NON-INTEREST INCOME
Service Charges	$5,113	$5,086	$4,408
Loan Service Fee Income (Loss), net	315	71	206
Trust Department Income	1,183	1,086	1,056
Investment Securities Gains (Losses),net	52	287	412
Gains on trading assets	6	(92)	(9)
Gains on Sale of Mortgage Loans	1,727	2,098	1,488
Brokerage Income	818	778	597
Debit Card Interchange Income	3,045	2,740	2,477
Gain on Sale of Bank Premises and Equipment	1,200	—	—
Other	349	95	849
Total Non-interest Income	$13,808	$12,149	$11,484

NON-INTEREST EXPENSE
Salaries and Employee Benefits	$18,002	$17,930	$16,583
Occupancy Expense	3,773	3,772	3,781
Acquisition Expense	—	—	858
Other	11,298	12,083	10,585
Total Non-interest Expense	$33,073	$33,785	$31,807

Net Non-interest Expense as a Percentage of Average Assets	1.86%	2.16%	2.25%

Income Taxes

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the year ended December 31, 2017, the Company averaged $81.1 million in tax free securities, $2.5 million in tax free trading assets and $39.3 million in tax free loans.  For the year ended December 31, 2016, the Company averaged $84.3 million in tax free securities, $5.6 million in tax free trading assets and $38.0 million in tax free loans.  As of December 31, 2017, the weighted average remaining maturity for the tax free securities is 119 months, while the weighted average remaining maturity for the tax free loans is 139 months.

The Company had income tax expense of $3.2 million in 2017, $773 thousand in 2016 and $530 thousand in 2015.  This represents an effective income tax rate of 22.8% in 2017, 8.3% in 2016 and 7.1% in 2015.  The difference between the effective tax rate and the statutory federal rate of 34% is primarily due to tax exempt income on certain investment securities and loans.  On December 22, 2017, the ‘Tax Cuts and Jobs Act’ was enacted into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Accordingly, the Company has recorded an estimated $443 thousand for the revaluation of the Company’s deferred tax assets to estimate the revaluation of deferred tax assets due to the lowering of the federal corporate tax rate to 21%,  In addition, the Company had additional tax credits which also contributed to the lower effective income tax rate for those years.  In 2017, the Company had tax credits totaling $555 thousand for investments made in low income housing projects which represented a decrease of $327 thousand compared to similar tax credits in 2016.

Balance Sheet Review

Assets increased from $1.0 billion at December 31, 2016 to $1.1 billion at December 31, 2017.  Securities available for sale increased $44 million during 2017, outstanding loan balances decreased $7.5 million during 2017 and deposits increased $12 million during 2017.  Assets at year-end 2016 totaled $1 billion compared to $974 million in 2015.  Securities available for sale increased $10 million, outstanding loan balances increased $32 million and deposits increased $44 million compared to 2015.

On July 24, 2015, the Company acquired Madison Financial Corporation, and its wholly owned subsidiary Madison Bank.  At the acquisition date, acquired securities available for sale totaled $28 million, acquired loan balances totaled $78 million and acquired deposit balances totaled $96 million.  Total acquired assets totaled $116 million at the acquisition date.

Loans

Total loans (including loans held for sale) were $650 million at December 31, 2017 compared to $657 million at December 31, 2016 and $625 million at December 31, 2015.  The decrease in the loan portfolio during 2017 is attributed to increased competition.  As of December 31, 2017 and compared to the prior year-end, commercial loans increased $2.6 million, real estate construction loans decreased $8.4 million, 1-4 family residential property loans decreased $6.0 million, multi-family residential property loans decreased $7.3 million, non-farm & non-residential property loans increased $16.1 million, agricultural loans decreased $3.3 million and consumer loans and other loans decreased $698 thousand.

As of December 31, 2016 and compared to the prior year-end, commercial loans increased $21.5 million, real estate construction loans decreased $151 thousand, 1-4 family residential property loans increased $14.2 million, multi-family residential property loans increased $8.9 million, non-farm & non-residential property loans decreased $7.7 million, agricultural loans decreased $4.3 million and consumer loans decreased $346 thousand.

As of both December 31, 2017 and December 31, 2016, the real estate mortgage portfolio comprised 81% of total loans. Of this, 1-4 family residential property represented 37% both in  2017 and 2016.  Agricultural loans comprised 9% of the loan portfolio at December 31, 2017 and 10% at December 31, 2016. Approximately 88% of the agricultural loans are secured by real estate at December 31, 2017 and 87% at December 31, 2016.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.  Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.

Automobile loans account for 18%, in 2017 and 23% in 2016, of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.

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

	December 31, (in thousands)
Loans Outstanding	2017	2016	2015	2014	2013
Commercial	$80,070	$77,436	$55,929	$47,185	$34,654
Real Estate Construction	20,816	29,169	29,320	16,938	11,177
Real Estate Mortgage:
1-4 Family Residential	239,672	245,674	231,479	190,357	194,718
Multi-Family Residential	39,926	47,199	38,281	34,415	16,420
Non-Farm & Non-Residential	192,074	176,024	183,692	161,822	126,791
Agricultural	59,176	62,491	66,782	71,345	68,002
Consumer	18,182	18,867	18,880	16,863	17,065
Other	170	183	516	279	158
Total Loans	650,086	657,043	624,879	539,204	468,985
Less Deferred Loan Fees	320	312	134	123	107
Total Loans, Net of Deferred Loan Fees	649,766	656,731	624,745	539,081	468,878
Less loans held for sale	1,231	724	624	776	223
Less Allowance for Loan Losses	7,720	7,541	6,521	6,012	5,441
Net Loans	$640,815	648,466	617,600	532,293	463,214

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2017.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above table are netted with real estate mortgage loans on the following table.

	December 31, 2017 (in thousands)
	One Year	One Through	Over	Total
Loan Maturities and Interest Sensitivity	or Less	Five Years	Five Years	Loans
Commercial	$43,825	$17,516	$18,729	$80,070
Real Estate Construction	9,798	7,297	3,721	20,816
Real Estate Mortgage:
1-4 Family Residential	97,818	91,370	50,164	239,352
Multi-Family Residential	2,260	30,954	6,712	39,926
Non-Farm & Non-Residential	40,689	86,892	64,493	192,074
Agricultural	20,411	36,337	2,428	59,176
Consumer	5,795	11,657	730	18,182
Other	170	—	—	170
Total Loans, Net of Deferred Loan Fees	220,766	282,023	146,977	649,766
Fixed Rate Loans	28,153	41,650	138,028	207,831
Floating Rate Loans	192,613	240,373	8,949	441,935
Total Loans, Net of Deferred Loan Fees	$220,766	$282,023	$146,977	$649,766

Mortgage Banking

The Company has been in mortgage banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations increased from $49 million in 2015 to $62 million in 2016, and decreased to $57 million in 2017.  Proceeds from the sale of loans were $51 million, $64 million and $58 million for the years 2015, 2016 and 2017, respectively.  Mortgage loans held for sale were $1.2 million at December 31, 2017 and $724 thousand at December 31, 2016.  Fixed rate residential mortgage loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.  During 2017, rising mortgage rates and fewer consumers refinancing mortgages resulted in the Bank originating fewer mortgage loans when compared to 2016 but still more than 2015 due to the Madison Bank acquisition in 2015.  The effect of these changes was also reflected on the income statement.  As a result, the gain on sale of loans was $1.7 million in 2017 compared to $2.1 million in 2016 and $1.5 million in 2015.

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

Mortgage servicing rights were $1.5 million at December 31, 2017, $1.3 million at December 31, 2016 and $1.3 million at December 31, 2015.

Amortization of mortgage servicing rights was $246 thousand (including $69 thousand for positive fair value adjustments), $439 thousand (including $105 thousand for negative fair value adjustments) and $280 thousand (including $59 thousand for negative fair value adjustments) for the years ended December 31, 2017, 2016 and 2015, respectively.  See Note 4 in the Company’s 2017 Consolidated Financial Statements and Notes included in Item 8 for additional information.

Deposits

For 2017, total deposits increased $12 million to $815 million.  Noninterest bearing deposits increased $11 million, time deposits of $250 thousand and over increased $5 million, and other interest bearing deposits decreased $4 million.  Public fund balances totaled $192 million at December 31, 2017, of which $187 million was interest bearing.

For 2016, total deposits increased $44 million to $803 million.  Noninterest bearing deposits increased $10 million, time deposits of $250 thousand and over increased $13 million, and other interest bearing deposits increased $21 million.  Public fund balances totaled $190 million at December 31, 2016, of which $190 million was interest bearing.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2017:

At December 31, 2017
Maturity of Time Deposits of $100,000 or More	(in thousands)
Maturing 3 Months or Less	$34,611
Maturing over 3 Months through 6 Months	38,113
Maturing over 6 Months through 12 Months	17,355
Maturing over 12 Months	33,129
Total	$123,208

Borrowings

The Company utilizes both long-term and short-term borrowings.  Long-term borrowing at the Bank is primarily from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2017, $99 million was borrowed from FHLB, an increase of $6 million from December 31, 2016.

Throughout 2017, the Bank had a net increase of $8.4 million in short-term borrowings from the FHLB which were outstanding at December 31, 2017.  As of December 31, 2016, no short-term borrowings from the FHLB were outstanding.  FHLB advances classified as short-term have an original maturity of less than 1 year.  Also, during 2017, the Bank borrowed $13.0 million in longer-term advances and repaid $15.2 million in long term advances.  These advances each had an original maturity of more than 1 year.

Throughout 2016, the Bank borrowed and repaid $138.5 million in short-term funds from the FHLB.  As of December 31, 2016, no short-term borrowings from the FHLB were outstanding.  Also, during 2016, the Bank borrowed $15.0 million in longer-term advances and repaid $10.3 million in long term advances.  Those advances each had an original maturity of more than 1 year.

On July 20, 2015, the Company borrowed $5.0 million which had an outstanding balance of $3.3 million at December 31, 2017.  The term loan has a fixed interest rate of 5.0%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  Additional information pertaining to the note payable may be found in Note 10 of the financial statements.

The following table depicts relevant information concerning our short term borrowings.

	As of and for the year ended
	December 31, (in thousands)
Short Term Borrowings	2017	2016	2015
Federal Funds Purchased:
Balance at Year end	$—	$—	$—
Average Balance During the Year	1,658	515	373
Maximum Month End Balance	17,302	10,517	4,300
Year end rate	—	—	—
Average annual rate	1.21%	0.81%	0.32%
Repurchase Agreements:
Balance at Year end	$19,900	$20,873	$18,514
Average Balance During the Year	21,989	23,755	16,596
Maximum Month End Balance	24,070	27,214	19,874
Year end rate	0.52%	0.50%	0.54%
Average annual rate	0.47%	0.45%	0.59%
Federal Home Loan Bank Advances:
Balance at Year end	$8,400	$—	$—
Average Balance During the Year	1,887	—	—
Maximum Month End Balance	8,400	—	—
Year end rate	1.25	—	—%
Average annual rate	1.25	—	—%

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  The other required payments under such commitments at December 31, 2017 are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

Federal Home Loan Bank advances	$98,732	$26,658	$33,862	$25,166	$13,046
Note payable	3,321	466	1,021	1,128	706
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	188,382	131,340	39,911	17,128	3
Lease payments on premises	2,006	354	672	608	372

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

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown as follows.

	At December 31, 2017
Nonperforming Assets	2017	2016	2015	2014	2013
Non-accrual Loans	$1,193	$4,566	$6,351	$6,577	$2,974
Accruing Loans which are Contractually past due over 89 days and still accruing	231	927	1,000	24	554
Restructured Loans	—	2,063	2,245	6,138	6,901
Total Nonperforming Loans	1,424	7,556	9,596	12,739	10,429
Other Real Estate	2,404	1,824	2,347	4,604	3,379
Total Nonperforming Assets	$3,828	$9,380	$11,943	$17,343	$13,808
Total Nonperforming Loans as a Percentage of Loans (including loans held for sale) (1)	0.22%	1.15%	1.54%	2.36%	2.22%
Total Nonperforming Assets as a Percentage of Total Assets	0.36%	0.91%	1.23%	2.03%	1.79%
Allowance As a Percentage of nonperforming assets	202%	80%	55%	35%	39%

(1)	Net of deferred loan fees

Total nonperforming assets at December 31, 2017 were $3.8 million compared to $9.4 million at December 31, 2016 and $11.9 million at December 31, 2015.  The decrease from 2016 to 2017 is mostly attributed to decreases in non-accrual loan balances and restructured loans.  The decrease from 2015 to 2016 is attributed to decreases in non-accrual loans, accruing loans 90 days or more past due, restructured loans and other real estate.  Total other real estate properties totaled $2.4 million at December 31, 2017, of which, $955 thousand were income producing property.  Total nonperforming loans were $1.4 million, $7.6 million, and 9.6 million at December 31, 2017, 2016 and 2015, respectively.  The decrease in restructured loans during 2017 is attributed to restructured loans with a balance at December 31, 2016 paying off during 2017.  Total net loan charge offs in 2017 were $321thousand.  The amount of lost interest on our non-accrual loans was $46 thousand for 2017 and $109 thousand for 2016.  At December 31, 2017, loans currently performing but which management believes requires special attention were $18.7 million, with 39% being non-farm and non-residential, 20% being agriculturual, 19% being 1-4 family residential, 13% being multi-family and 9% being commercial.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

The carrying amount of impaired loans as of December 31, 2017 was $183 thousand compared to $3.9 million as of December 31, 2016.  The carrying amount of purchased credit impaired loans totaled $1.6 million at December 31, 2017 and $1.9 million at December 31, 2016.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 17 in the Company’s 2017 Consolidated Financial Statements and Notes included in Item 8 herein.

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

At December 31, 2017, loans individually evaluated for impairment totaled $1.6 million.  Of this, $206 thousand in balances had specific impairment allocations of $23 thousand.  The remaining $1.4 million in impaired loan balances did not have a specific impairment allocation.  The purchased credit impaired loans the Company had at December 31, 2017 had no allocated reserves.

At December 31, 2016, impaired loan balances totaled $6.5 million and had specific impairment allocations of $541 thousand.  An additional $1.5 million in loan balances was individually for impairment but resulted in no specific impairment allocation.  The purchased credit impaired loans the Company had at December 31, 2016 had no allocated reserves.

The allowance for loan losses on impaired loans is determined using one of two methods.  Either the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $23 thousand, $541 thousand and $648 thousand on December 31, 2017, 2016 and 2015, respectively.

Kentucky Bank has a “Problem Loan Committee” that meets at least monthly to review problem loans, including past due and non-performing loans, and other real estate.  When analyzing the problem loans and the loan quality as of December 31, 2017, the following factors have been considered:

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

•	Changes in the nature and volume of the portfolio and in the terms of loans.
•	Changes in the experience, ability and depth of lending management and other relevant staff.
•	Changes in the volume and severity of past due loans; the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
•	Changes in the quality of the Bank’s loan review system.
•	Changes in the value of underlying collateral for collateral-dependent loans.
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year ended December 31, (in thousands)
	2017	2016	2015	2014	2013
Balance at Beginning of Year	$7,541	$6,521	$6,012	$5,441	$6,047
Amounts Charged-off:
Commercial	(35)	(5)	(30)	(258)	(12)
Real Estate Construction	—	—	—	—	(578)
Real Estate Mortgage:
1-4 Family Residential	(249)	(126)	(284)	(274)	(262)
Multi-Family Residential	—	—	(94)	(42)	(161)
Non-Farm & Non-Residential	(42)	—	—	—	(99)
Agricultural	—	(193)	(242)	(8)	(109)
Consumer and other	(1,076)	(1,206)	(1,300)	(758)	(1,083)
Total Charged-off Loans	(1,402)	(1,530)	(1,950)	(1,340)	(2,304)
Recoveries on Amounts Previously Charged-off:
Commercial	19	39	—	—	28
Real Estate Construction	1	15	11	14	23
Real Estate Mortgage
1-4 Family Residential	20	19	33	59	63
Multi-Family Residential	181	12	30	57	113
Non-Farm & Non-Residential	—	454	86	368	18
Agricultural	57	50	23	27	27
Consumer and other	803	811	826	436	379
Total Recoveries	1,081	1,400	1,009	961	651
Net Charge-offs	(321)	(130)	(941)	(379)	(1,653)
Provision for Loan Losses	500	1,150	1,450	950	1,050
Balance at End of Year	7,720	7,541	6,521	6,012	5,444
Total Loans (1)
Average	651,668	647,278	574,141	494,966	444,589
At December 31	649,766	656,731	624,745	539,081	468,878
As a Percentage of Average Loans (1):
Net Charge-offs	0.05%	0.02%	0.16%	0.08%	0.37%
Provision for Loan Losses	0.08%	0.18%	0.25%	0.19%	0.24%
Allowance as a Percentage of Year-end Loans (1)	1.19%	1.15%	1.04%	1.12%	1.16%
Beginning Allowance as a Multiple of Net Charge-offs	23.5	50.2	6.4	14.4	3.7
Ending Allowance as a Multiple of Nonperforming Assets	2.02	0.80	0.55	0.35	0.39

(1)	Net of deferred loan fees and includes loans held for sale

Loans are typically charged-off when the collection of principal is considered doubtful, and would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2017 was $500 thousand compared to $1.2 million in 2016 and $1.5 million in 2015.  Net charge-offs were $321 thousand in 2017, $130 thousand in 2016 and $941 thousand in 2015.  Net charge-offs to average loans were 0.05%, 0.02% and 0.16% in 2017, 2016 and 2015, respectively.  The provision for loan losses decreased $600 thousand from 2016 to 2017 and decreased $300 thousand from 2015 to 2016.  The allowance for loan losses increased $179 thousand from December 31, 2016 to December 31, 2017.

In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.  At December 31, 2017, the allowance for loan losses was 1.19% of loans outstanding compared to 1.15% at year-end 2016 and 1.04% at year-end 2015.  Management believes the allowance for loan losses at the year-end 2017 is adequate to cover probable incurred credit losses within the portfolio.

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

Allowance for Loan Losses (in thousands)	2017	2016	2015	2014	2013

Commercial	$1,069	$862	$536	$410	$280
Real Estate Construction	507	616	453	400	358
Real Estate Mortgage:
1-4 Family Residential	2,538	2,515	2,296	2,145	2,535
Multi-family Residential	702	635	505	562	327
Non-farm & Non-residential	1,704	1,315	1,338	800	664
Agricultural	542	935	748	1,125	678
Consumer and other	658	663	645	570	599
Total	$7,720	$7,541	$6,521	$6,012	$5,441

	2017		2016		2015		2014		2013
Loans (in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Commercial	$80,070	12.35%	$77,436	11.80%	$55,929	8.96%	$47,185	8.77%	$34,654	7.39%
Real Estate Construction	20,816	3.21%	29,169	4.45%	29,320	4.70%	16,938	3.15%	11,177	2.38%
Real Estate Mortgage:
1-4 Family Residential	238,121	36.72%	244,638	37.29%	230,721	36.97%	189,458	35.2%	194,388	41.50%
Multi-family Residential	39,926	6.16%	47,199	7.19%	38,281	6.13%	34,415	6.39%	16,420	3.50%
Non-farm & Non-residential	192,074	29.62%	176,024	26.83%	183,692	29.43%	161,822	30.06%	126,791	27.05%
Agricultural	59,176	9.12%	62,491	9.53%	66,782	10.70%	71,345	13.25%	68,002	14.51%
Consumer	18,182	2.80%	18,867	2.88%	18,880	3.03%	16,863	3.13%	17,065	3.64%
Other	170	0.03%	183	0.03%	516	0.08%	279	0.05%	158	0.03%
Total, Net (1)	$648,535	100.00%	$656,007	100.00%	$624,121	100.00%	$538,305	100.00%	$468,655	100.00%

(1)	Net of deferred loan fees

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2017	2016

Unused lines of credit	$98,413	$102,088
Commitments to make loans	17,249	29,566
Letters of credit	672	463

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 3.25% to 7.10% with maturities ranging up to 30 years.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2017 increased $7.4 million to $94.1 million from December 31, 2016.  Stockholders’ equity, excluding accumulated other comprehensive income, was $101.3 million at December 31, 2017 compared to $93.9 million at December 31, 2016.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and/or core deposit intangibles, resulting from the Kentucky First acquisition in 2003, the Peoples Bank acquisition in 2006 and the Madison Financial Corporation acquisition in 2015.  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	Fore the Year ended December 31, (in thousands)
	2017	2016	Change
Stockholders’ Equity (1)	$101,326	$93,928	$7,398
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	(14,234)	(14,210)	(24)
Tier I Capital	94,092	86,718	7,374
Allowance for Loan Losses	7,795	7,616	179
Other	9	9	—
Tier II Capital	7,804	7,625	179
Total Capital	101,896	94,343	7,553
Total Risk Weighted Assets	$682,260	$678,506	$3,754
Ratios:
Common Equity Tier I Capital to Risk-weighted Assets	12.8%	11.8%	1.0%
Tier I Capital to Risk-weighted Assets	13.8%	12.8%	1.0%
Total Capital to Risk-weighted Assets	14.9%	13.9%	1.0%
Leverage	9.2%	8.7%	0.5%

(1)	Excluding accumulated other comprehensive income/loss.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for insured depository institutions under its Prompt Corrective Action Provisions.  The bank regulatory agencies adopted regulations, which became effective in 1992, defining these five capital categories for banks they regulate.  The categories vary from “well capitalized” to “critically undercapitalized”.  A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 8% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2017, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

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

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $273.8 million at December 31, 2016 to $318.2 million at December 31, 2017.   Federal funds sold totaled $321 thousand at December 31, 2017 and $1.2 million at December 31, 2016.  Trading assets, not included in securities available for sale, totaled $0 at December 31, 2017 compared to $5.6 million at December 31, 2016.  The decrease in trading assets is attributed to liquidating our trading asset portfolio during December 2017.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of December 31, 2017 and 2016, the Company held $11 million and $6 in adjustable rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2017.

Securities Available for Sale and Trading Assets at Fair Value

	For the Year ended December 31, (in thousands)
Investment Securities (at fair value)	2017	2016	2015

Available for Sale
U.S. treasury notes	$4,024	$—	$—
U.S. government agencies	41,705	36,528	48,863
States and political subdivisions	90,135	91,132	91,962
Mortgage-backed
GNMA, FNMA, FHLMC Passthroughs	44,226	51,557	55,141
GNMA, FNMA, FHLMC CMO’s	137,747	94,213	67,902
Total mortgage backed	181,973	145,770	123,043
Equity Securities	340	340	344
Total	$318,177	$273,770	$264,212

Trading Assets	$—	$5,592	$5,531

Maturity Distribution of Securities Available for Sale

	December 31, 2017 (in thousands)
		Over One	Over Five		Asset
		Year	Years	Over	Backed
	One Year	Through	Through	Fifteen	& Equity
	or Less	Five Years	Fifteen Years	Years	Securities	Total

Available for Sale
U.S. treasury note	$—	$4,024	$—	$—	$—	$4,024
U.S. government agencies	2,995	16,326	11,240	11,144	—	41,705
States and political subdivisions	—	10,919	56,105	23,111	—	90,135
Mortgage-backed	—	—	—	—	181,973	181,973
Equity Securities	—	—	—	—	340	340
Total	$2,995	$31,269	$67,345	$34,255	$182,313	$318,177
Percent of Total	0.9%	9.8%	21.2%	10.8%	57.3%	100%
Weighted Average Yield (1)	1.08%	2.21%	4.01%	3.51%	2.53%	2.90%

(1)	Tax Equivalent yield

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits.  As of December 31, 2017 the projected net interest income percentages are within the Board of Directors limits.  Please note that in the current low interest rate environment, many rates cannot decline 100 basis points.  Therefore, the projected net interest income changes below as of December 31, 2017 and 2016 for a declining rate environment are not as relevant.  The projected net interest income report summarizing the Company’s interest rate sensitivity as of December 31, 2017 and 2016 is as follows:

Projected Net Interest Income (December 31, 2017)

		Level
Rate Change:	—100	Rates	+100	+300

Year One (1/18 - 12/18)
Net interest income	$33,082	$33,886	$33,998	$34,022

Net interest income dollar change	$(805)	$—	$111	$136

Net interest income percentage change	(2.4)%	N/A	0.3%	0.4%

Limitation on % Change	>-6.0%	N/A	>-4.0%	>-10.0%

Projected Net Interest Income (December 31, 2016)

		Level
Rate Change:	—100	Rates	100	300

Year One (1/17 - 12/17)
Net interest income	$30,735	$31,274	$31,216	$31,119

Net interest income dollar change	$(540)	$—	$(58)	$(155)

Net interest income percentage change	(1.7)%	N/A	(0.2)%	(0.5)%

Limitation on % Change	>-6.0%	N/A	>-4.0%	>-10.0%

The numbers in 2017 are comparable to 2016.  In 2017, year one reflected a 0.3% increase in projected net interest income compared to a 0.2% projected decrease in 2016 with a 100 basis point increase.  The 300 basis point increase in rates reflected a 0.4% increase in net interest income in 2017 and a 0.5% decrease in 2016.  The 100 point decrease in rates reflected a 2.4% decrease in net interest income in 2017 compared to a 1.7% decrease in 2016.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Total securities maturing within one year along with cash and cash equivalents totaled $42.2 million at December 31, 2017.  Additionally, securities available-for-sale with maturities greater than one year and mortgage-backed and equity securities totaled $315.2 million at December 31, 2017.  The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.  In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.  At December 31, 2017 these balances totaled $123.2 million, approximately 15% of total deposits.

The Company also relies on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  We have sufficient collateral to borrow an additional $69 million from the Federal Home Loan Bank at December 31, 2017.  In addition, as of December 31, 2017, $48 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $304 million in brokered deposits.

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

	December 31,
Liquidity Ratios	2017	2016	2015
Average Loans (including loans held for sale)/Average Deposits	81.5%	84.2%	82.6%
Average Securities sold under agreements to repurchase and other borrowings/Average Assets	3.3%	3.6%	2.9%

The above table shows that the average loan to deposit ratio was lower in 2017 when compared to both 2016 and 2015. This is attributed to loan balances decreasing in 2017 while deposits have increased each year.

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

The Company’s 2017 consolidated financial statements have been audited by Crowe Horwath LLP, an independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

Kentucky Bancshares, Inc.

Paris, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Crowe Horwath LLP

We have served as the Company's auditor since 1998.

Louisville, Kentucky

March 16, 2018

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollar amounts in thousands except per share data)

	2017	2016
ASSETS
Cash and due from banks	$38,851	$42,052
Federal funds sold	321	1,198
Cash and cash equivalents	39,172	43,250
Interest bearing time deposits	1,830	5,029
Securities available for sale	318,177	273,770
Trading Assets	—	5,592
Loans held for sale	1,231	724
Loans	648,535	656,007
Allowance for loan losses	(7,720)	(7,541)
Net loans	640,815	648,466
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	2,404	1,824
Assets held for sale	—	969
Bank premises and equipment, net	16,539	14,781
Interest receivable	3,951	3,715
Mortgage servicing rights	1,511	1,321
Goodwill	14,001	14,001
Other intangible assets	369	529
Other assets	6,159	7,442
Total assets	$1,053,193	$1,028,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$230,241	$219,556
Time deposits, $250,000 and over	79,578	74,302
Other interest bearing	505,454	509,123
Total deposits	815,273	802,981
Repurchase agreements	19,900	20,873
Federal funds purchased	—	—
Short-term Federal Home Loan Bank advances	8,400	—
Long-term Federal Home Loan Bank advances	90,332	92,500
Note payable	3,321	4,090
Subordinated debentures	7,217	7,217
Interest payable	838	692
Other liabilities	7,583	7,122
Total liabilities	952,864	935,475

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,971,522 and 2,973,232 shares issued and outstanding at December 31, 2017 and December 31, 2016	20,931	20,767
Retained earnings	80,395	73,161
Accumulated other comprehensive loss	(997)	(956)
Total stockholders’ equity	100,329	92,972
Total liabilities and stockholders’ equity	$1,053,193	$1,028,447

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

(in thousands, except per share data)	2017	2016	2015
Interest income
Loans, including fees	$30,918	$30,000	$27,064
Securities
Taxable	4,618	3,362	2,951
Tax exempt	2,411	2,618	2,680
Trading Assets	108	153	170
Other	604	421	320
	38,659	36,554	33,185
Interest expense
Deposits	2,694	2,211	2,024
Repurchase agreements and other borrowings	123	108	100
Federal Home Loan Bank advances	1,697	1,620	1,579
Note payable	190	233	109
Subordinated debentures	310	254	238
	5,014	4,426	4,050

Net interest income	33,645	32,128	29,135
Provision for loan losses	500	1,150	1,450
Net interest income after provision for loan losses	33,145	30,978	27,685

Other income
Service charges	5,113	5,086	4,408
Loan service fee income, net	315	71	206
Trust department income	1,183	1,086	1,056
Securities gains, net	52	287	412
Gain (loss) on trading assets, net	6	(92)	(9)
Gain on sale of loans	1,727	2,098	1,488
Brokerage income	818	778	597
Debit card interchange income	3,045	2,740	2,477
Gain on sale of bank premises and equipment	1,200	—	—
Other	349	95	849
	13,808	12,149	11,484
Other expenses
Salaries and employee benefits	18,002	17,930	16,583
Occupancy expense	3,773	3,772	3,781
Repossession expense, net	208	401	416
FDIC insurance	349	526	576
Legal and professional fees	1,082	1,628	1,050
Data processing	1,714	1,627	1,427
Debit card expenses	1,667	1,311	1,287
Amortization	160	247	205
Advertising and marketing	726	925	1,003
Taxes other than payroll, property and income	1,188	1,134	904
Telephone	387	345	317
Postage	359	357	379
Loan fees	189	198	334
Acquisition expense	—	—	858
Other	3,269	3,384	2,687
	33,073	33,785	31,807

Income before income taxes	13,880	9,342	7,362
Provision for income taxes	3,163	773	530

Net income	$10,717	$8,569	$6,832

Earnings per share:
Basic	$3.61	$2.87	$2.40
Diluted	3.61	2.87	2.40

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2017	2016	2015

Net income	$10,717	$8,569	$6,832

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	199	(1,706)	(242)
Reclassification of realized amount	(52)	(287)	(412)
Net change in unrealized gain (loss) on securities	147	(1,993)	(654)
Less: Tax impact	(24)	678	222
Other comprehensive income (loss)	123	(1,315)	(432)

Comprehensive income	$10,840	$7,254	$6,400

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands except per share data)

						Accumulated
						Other	Total
	Common Stock		Preferred Stock		Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Shares	Amount	Shares	Amount	Earnings	Income	Equity
Balances, January 1, 2015	2,720,098	$12,662	—	$—	$64,489	$791	$77,942

Assumption of Madison Financial Corporation preferred stock	—	—	12,047	4,390	—	—	4,390
Redemption of Madison Financial Corporation preferred stock	—	—	(12,047)	(4,390)	—	—	(4,390)
Common stock issued including tax benefit, net (including stock grants of 7,475 shares and employee gifts of 74 shares)	6,719	2	—	—	—	—	2
Shares issued to acquire Madison Financial Corporation, net of issuance costs	263,361	7,939	—	—			7,939
Stock compensation expense	—	133	—	—	—	—	133
Common stock purchased and retired	(973)	(6)	—	—	(25)	—	(31)
Other comprehensive income	—	—	—	—	—	(432)	(432)
Net income	—	—	—	—	6,832	—	6,832
Dividends declared - $1.00 per share	—	—	—	—	(2,972)	—	(2,972)
Balances, December 31, 2015	2,989,205	$20,730	—	$—	$68,324	$359	$89,413

Common stock issued (employee stock grants of 6,170 shares and director stock awards of 1,352 shares, net of 1,181 shares forfeited)	6,341	49	—	—	—	—	49
Stock compensation expense	—	153	—	—	—	—	153
Common stock purchased and retired	(22,314)	(165)	—	—	(503)	—	(668)
Other comprehensive income	—	—	—	—	—	(1,315)	(1,315)
Net income	—	—	—	—	8,569	—	8,569
Dividends declared - $1.08 per share	—	—	—	—	(3,229)	—	(3,229)
Balances, December 31, 2016	2,973,232	$20,767	—	$—	$73,161	$(956)	$92,972

Common stock issued (employee stock grants of 5,334 shares, net of 1,241 shares forfeited, director stock awards of 1,386 shares and director stock options exercised of 600 shares)	7,320	64	—	—	—	—	64
Stock compensation expense	—	163	—	—	—	—	163
Common stock purchased and retired	(9,030)	(63)	—	—	(200)	—	(263)
Reclassification of disproportionate tax effects	—	—	—	—	164	(164)	—
Other comprehensive income	—	—	—	—	—	123	123
Net income	—	—	—	—	10,717	—	10,717
Dividends declared - $1.16 per share	—	—	—	—	(3,447)	—	(3,447)
Balances, December 31, 2017	2,971,522	$20,931	—	$—	$80,395	$(997)	$100,329

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

(in thousands)	2017	2016	2015

Cash flows from operating activities
Net income	$10,717	$8,569	$6,832
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,205	1,309	1,401
Amortization (accretion), net	(476)	(194)	(75)
Provision for loan losses	500	1,150	1,450
Securities amortization, net	1,041	1,133	975
Securities (gains) losses, net	(52)	(287)	(412)
Net change in trading assets, excluding proceeds from liquidation	(114)	(61)	(161)
Proceeds from liquidation of trading assets	5,706	—	—
Originations of loans held for sale	(56,502)	(62,275)	(48,953)
Proceeds from sale of loans	57,722	64,273	50,593
Gain on sale of loans	(1,727)	(2,098)	(1,488)
Stock based compensation expense	163	153	133
Losses (gain) on disposal of fixed assets	(1,200)	—	—
Losses (gain) on other real estate	(33)	(128)	(5)
Deferred taxes	415	(309)	(17)
Changes in:
Interest receivable	(236)	(34)	(73)
Write-downs of other real estate, net	20	187	252
Other assets	806	1,624	(1,163)
Interest payable	146	33	(42)
Other liabilities	461	(151)	(1,186)
Net cash from operating activities	$18,562	$12,894	$8,061

Cash flows from investing activities
Acquisition of Madison Financial Corp., net	—	—	3,514
Net change in interest bearing time deposits	3,199	(155)	(615)
Purchases of securities, available for sale	(123,615)	(145,232)	(84,479)
Proceeds from sales of securities, available for sale	27,121	23,888	21,627
Proceeds from principal payments and maturities of securities	51,283	108,949	71,988
Net change in loans	5,700	(35,357)	(12,211)
Purchases of bank premises and equipment	(2,896)	(462)	(737)
Capitalized expenditures for other real estate	(47)	—	—
Proceeds from sale of other real estate	1,377	4,199	5,848
Proceeds from sale of bank premises and equipment	2,102	4	7
Net cash from investing activities	$(35,776)	$(44,166)	$4,942

Cash flows from financing activities
Net change in deposits	12,292	44,000	8,289
Net change in repurchase agreements and other borrowings	(973)	2,359	(188)
Net change in short-term advances from Federal Home Loan Bank	8,400	—	(10,000)
Long-term FHLB advances	13,000	15,000	14,709
Payments on long-term FHLB advances	(15,168)	(10,333)	(10,661)
Proceeds from note payable	—	—	5,000
Payments on note payable	(769)	(704)	(206)
Redemption of acquired preferred shares and unpaid dividends and interest	—	—	(6,066)
Proceeds from issuance of common stock, including options and grants, including tax benefits	64	49	2
Purchase of common stock	(263)	(668)	(31)
Dividends paid	(3,447)	(3,229)	(2,972)
Net cash from financing activities	$13,136	$46,474	$(2,124)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2017	2016	2015

Net change in cash and cash equivalents	$(4,078)	$15,202	$10,879

Cash and cash equivalents at beginning of year	43,250	28,048	17,169

Cash and cash equivalents at end of year	$39,172	$43,250	$28,048

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$4,868	$4,393	$4,033
Income taxes	2,400	800	200

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$1,897	$3,735	$3,394
Issuance of common stock in exchange for net assets in acquisition, net of issuance costs	—	—	7,939
Transfer of premises and equipment to held for sale	—	969	—

See accompanying notes.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

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

Real estate construction:  Real estate construction consists of loans secured by real estate for additions or alterations to existing structures, as well as constructing new structures.  They include fixed and floating rate loans.  Real estate construction loans generally present a higher level of risk than loans secured by 1-4 family residential real estate primarily because of the length of the construction period, potential change in prices of construction, the incomplete status of the collateral and economic cycles.  Because of these factors, real estate construction loans generally have higher qualitative adjustments.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $560 thousand, $510 thousand, and $486 thousand for the years ended December 31, 2017, 2016 and 2015 and are included in loan service fee income in the income statement.  Late fees and ancillary fees related to loan servicing are not material.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Investments in Limited Partnerships:  Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits.  The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments.  These investments are amortized over the period that the Company expects to receive the tax benefits.  These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable.  The investment recorded at December 31, 2017 was $3.8 million and $4.7 million at December 31, 2016, respectively, and is included with other assets in the balance sheet.  During the years ended December 31, 2017 and 2016, the Company recognized amortization expense of $799 thousand and $793 thousand, respectively, which was included within other noninterest expense on the consolidated statements of income.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

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

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

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

ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment

Accounting.” Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions. The amendments of ASU 2016-09 include: (i) requiring all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement; (ii) requiring excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flow; (iii) allowing an entity to make an entity-wide accounting policy election to either estimate the number of awards that expect to vest or account for forfeitures when they occur; (iv) change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (v) requiring that cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The amendments of ASU 2016-09 became effective for Kentucky Bancshares on January 1, 2017 and did not have a material impact on Kentucky Bancshares consolidated financial statements. The Company has made an entity-wide accounting policy election to account for forfeitures of stock awards as they occur. Changes to Kentucky Bancshares consolidated statement of cash flows required by the amendments of ASU 2016-09 are incorporated into the presentation in the Annual Report on Form 10-K for the twelve month periods ending December 31, 2017.

ASU 2016-02, “Leases (Topic 842”:    In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. As of December 31, 2017, all leases in which Kentucky Bancshares was the lessee were classified as operating leases.  Based on leases outstanding at December 31, 2017, we do not expect the new standard to have a material impact on our balance sheet. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact this level of materiality

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets

and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).” Issued in January 2016,

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

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

ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)- Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning  after December 15, 2017. All subsequently issued ASUs which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  Kentucky Bancshares plans to adopt these amendments during the first quarter of 2018. Management is continuing to  evaluate the impact ASU 2014-09 will have on Kentucky Bancshares consolidated financial statements as well as the most appropriate transition method of application. Based on this evaluation to date, Management has determined that the majority of the revenues earned by Kentucky Bancshares are not within the scope of ASU 2014-09. Management also believes that for most revenue streams within the scope of ASU 2014-09, the amendments will not change the timing of when the revenue is recognized.

Management has evaluated the impact the adoption of ASU 2014-09 will have on Kentucky Bancshares consolidated financial statements, focusing on noninterest income sources within the scope of ASU 2014-09 as well as new disclosures required by these amendments.  The adoption of ASU 2014-09 will not have a material impact on Kentucky Bancshares consolidated financial statements.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

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

ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities:  In March 2017, the FASB issued ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends the amortization period for certain purchased callable debt securities held at a premium. It shortens the amortization period for the premium to the earliest call date. Under current U.S. GAAP, premiums on callable debt securities generally are amortized to the maturity date. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018, which for Kentucky Bancshares will be the fiscal year beginning January 1, 2019. Early adoption is permitted for interim or annual periods which Kentucky Bancshares elected to do as of December 31, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehenisve Income.”    On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent

Resolution on the Budget for Fiscal Year 2018 (“Tax Cuts and Jobs Act”).  Stakeholders in the banking and insurance industries submitted unsolicited comment letters to the FASB about a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act.  Specifically, stakeholders expressed concern about the guidance in current generally accepted accounting principles (GAAP) that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in income from continuing operations).  Those stakeholders asserted that because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of ASU 2018-02) do not reflect the appropriate tax rate.

The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in ASU 2018-02 also require certain disclosures about stranded tax effects.

The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in ASU 2018-02 is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The Company has chosen to early adopt the amendments in ASU 2018-02 as of December 31, 2017.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement was $2.1 million at December 31, 2017 and $2.3 million at December 31, 2016.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2017 and 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
December 31, 2017
U.S. treasury notes	$4,046	$—	$(22)	$4,024
U. S. government agencies	41,658	405	(358)	41,705
States and political subdivisions	88,485	1,783	(133)	90,135
Mortgage-backed - residential	132,664	43	(2,330)	130,377
Mortgage-backed - commercial	52,267	18	(689)	51,596
Equity securities	320	20	—	340
Total	$319,440	$2,269	$(3,532)	$318,177

December 31, 2016
U. S. government agencies	$36,454	$373	$(299)	$36,528
States and political subdivisions	90,117	1,731	(716)	91,132
Mortgage-backed - residential	110,085	93	(2,103)	108,075
Mortgage-backed - commercial	38,242	27	(574)	37,695
Equity securities	320	20	—	340
Total	$275,218	$2,244	$(3,692)	$273,770

The amortized cost and fair value of securities at December 31, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,084	$3,079
Due after one year through five years	30,917	31,186
Due after five years through ten years	33,278	33,577
Due after ten years	66,910	68,022
	134,189	135,864
Mortgage-backed - residential	132,664	130,377
Mortgage-backed - commercial	52,267	51,596
Equity	320	340
Total	$319,440	$318,177

Proceeds from sales of securities during 2017, 2016 and 2015 were $27.1. million, $23.9 million and $21.7 million. Gross gains of $115 thousand, $317 thousand, and $425 thousand and gross losses of $63 thousand, $30 thousand and $13 thousand, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $18 thousand, $98 thousand and $140 thousand, respectively.

Securities with an approximate carrying value of $260.4 million and $252.4 million at December 31, 2017 and 2016, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Securities with unrealized losses at year end 2017 and 2016 not recognized in income are as follows:

December 31, 2017

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$4,024	$(22)	$—	$—	$4,024	$(22)
U.S. government agencies	18,405	(130)	12,692	(228)	31,097	(358)
States and municipals	15,442	(97)	2,769	(36)	18,211	(133)
Mortgage-backed - residential	70,646	(817)	54,760	(1,513)	125,406	(2,330)
Mortgage-backed - commercial	39,394	(409)	7,371	(280)	46,765	(689)
Total temporarily impaired	$147,911	$(1,475)	$77,592	$(2,057)	$225,503	$(3,532)

December 31, 2016

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$28,202	$(299)	$—	$—	$28,202	$(299)
States and municipals	27,834	(716)	—	—	27,834	(716)
Mortgage-backed - residential	88,167	(1,364)	13,652	(739)	101,819	(2,103)
Mortgage-backed - commercial	31,635	(574)	—	—	31,635	(574)
Total temporarily impaired	$175,838	$(2,953)	$13,652	$(739)	$189,490	$(3,692)

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

At December 31, 2017, one U.S. treasury note has an unrealized loss of 0.6% from its amortized cost basis, thirteen U.S. government agency securities have unrealized losses of 1.1% from their amortized cost, eighteen commercial mortgage backed securities have unrealized losses of 1.5% from their amortized cost basis, sixty-four residential mortgage backed securities have unrealized losses of 1.8% from their amortized cost basis, and twenty-three states and municipals have unrealized losses of 0.7% from their amortized cost basis.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  The Company believes there is no other-than-temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

At December 31, 2017, the Company held no trading assets.  However, at December 31, 2016, the Company held $5.6 million in trading assets, which were excluded from securities available for sale, and consisted primarily of municipal securities.  These assets were generally held for a mininmal period of time.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 4 - LOANS

Loans at year-end were as follows:

	12/31/2017	12/31/2016
Commercial	$80,070	$77,436
Real estate construction	20,816	29,169
Real estate mortgage:
1-4 family residential	238,121	244,638
Multi-family residential	39,926	47,199
Non-farm & non-residential	192,074	176,024
Agricultural	59,176	62,491
Consumer	18,182	18,867
Other	170	183
Total	$648,535	$656,007

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2017, 2016 and 2015 (in thousands):

	Beginning				Ending
December 31, 2017	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$789	$(35)	$19	$202	$975
Real estate Construction	564	—	1	(103)	462
Real estate mortgage:
1-4 family residential	2,301	(249)	20	244	2,316
Multi-family residential	581	—	181	(122)	640
Non-farm & non-residential	1,203	(42)	—	393	1,554
Agricultural	856	—	57	(419)	494
Consumer	547	(205)	59	181	582
Other	60	(871)	744	85	18
Unallocated	640	—	—	39	679
	$7,541	$(1,402)	$1,081	$500	$7,720

	Beginning				Ending
December 31, 2016	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$486	$(5)	$39	$269	$789
Real estate Construction	411	—	15	138	564
Real estate mortgage:					—
1-4 family residential	2,081	(126)	19	327	2,301
Multi-family residential	458	—	12	111	581
Non-farm & non-residential	1,213	—	454	(464)	1,203
Agricultural	678	(193)	50	321	856
Consumer	525	(298)	80	240	547
Other	60	(908)	731	177	60
Unallocated	609	—	—	31	640
	$6,521	$(1,530)	$1,400	$1,150	$7,541

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

	Beginning				Ending
December 31, 2015	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$339	$(30)	$—	$177	$486
Real estate Construction	446	—	11	(46)	411
Real estate mortgage:					—
1-4 family residential	1,829	(284)	33	503	2,081
Multi-family residential	495	(94)	30	27	458
Non-farm & non-residential	813	—	86	314	1,213
Agricultural	998	(242)	23	(101)	678
Consumer	520	(283)	66	222	525
Other	32	(1,017)	760	285	60
Unallocated	540	—	—	69	609
	$6,012	$(1,950)	$1,009	$1,450	$6,521

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans totaled $1.6 million at December 31, 2017 and $1.9  million at December 31, 2016.

There was no associated allowance for loan losses as of December 31, 2017 or December 31, 2016 for purchased credit impaired loans.  The contractually required payments of these loans were $2.0 million at December 31, 2017.

Accretable yield, or income expected to be collected, is as follows (in thousands):

	Twelve months ended
	12/31/2017	12/31/2016

Balance, beginning of period	$240	$408
New loans purchased	—	—
Accretion of income	186	168
Balance, end of period	$54	$240

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.6 million and $2.4 million) in loans by portfolio segment and based on impairment method as of December 31, 2017 and December 31, 2016 (in thousands):

	Individually	Collectively	Purchased
	Evaluated for	Evaluated for	Credit
As of December 31, 2017	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$975	$—	$975
Real estate construction	—	462	—	462
Real estate mortgage:		—
1-4 family residential	23	2,293	—	2,316
Multi-family residential	—	640	—	640
Non-farm & non-residential	—	1,554	—	1,554
Agricultural	—	494	—	494
Consumer	—	582	—	582
Other	—	18	—	18
Unallocated	—	679	—	679
	$23	$7,697	$—	$7,720
Loans:
Commercial	$—	$80,070	$—	$80,070
Real estate construction	—	20,816	—	20,816
Real estate mortgage:
1-4 family residential	206	237,043	872	238,121
Multi-family residential	—	39,352	574	39,926
Non-farm & non-residential	1,130	190,941	3	192,074
Agricultural	284	58,708	184	59,176
Consumer	—	18,182	—	18,182
Other	—	170	—	170
	$1,620	$645,282	$1,633	$648,535

	Individually	Collectively	Purchased
	Evaluated for	Evaluated for	Credit
As of December 31, 2016	Impairment	Impairment	Impaired	Total
Allowance for Loan Losses:
Commercial	$—	$789	$—	$789
Real estate construction	—	564	—	564
Real estate mortgage:		—
1-4 family residential	99	2,202	—	2,301
Multi-family residential	—	581	—	581
Non-farm & non-residential	15	1,188	—	1,203
Agricultural	427	429	—	856
Consumer	—	547	—	547
Other	—	60	—	60
Unallocated	—	640	—	640
	$541	$7,000	$—	$7,541
Loans:
Commercial	$97	$77,339	$—	$77,436
Real estate construction	153	29,016	—	29,169
Real estate mortgage:
1-4 family residential	2,704	240,906	1,028	244,638
Multi-family residential	—	46,637	562	47,199
Non-farm & non-residential	1,725	174,154	145	176,024
Agricultural	3,315	58,998	178	62,491
Consumer	—	18,867	—	18,867
Other	—	183	—	183
Total	$7,994	$646,100	$1,913	$656,007

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(in thousands):	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Non-farm & non-residential	$1,130	$1,130	$—	$1,140	$68	$68
Agricultural	284	284	—	289	11	11
With an allowance recorded:
1-4 family residential	206	206	23	208	8	8
Total	$1,620	$1,620	$23	$1,637	$87	$87

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(in thousands):	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$97	$97	$—	$48	$30	$30
Real estate construction	153	153	—	494	9	9
Real estate mortgage:
1-4 family residential	606	606	—	488	—	—
Agricultural	654	654	—	561	—	—
With an allowance recorded:
1-4 family residential	2,098	2,098	99	1,590	56	56
Non-farm & non-residential	1,725	1,725	15	2,303	71	71
Agricultural	2,661	2,661	427	3,309	25	25
Total	$7,994	$7,994	$541	$8,793	$191	$191

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(in thousands):	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate construction	$835	$835	$—	$820	$29	$29
Real estate mortgage:
1-4 family residential	370	370	—	1,493	15	15
Non-farm & non-residential	—	—	—	68	—	—
Agricultural	469	469	—	335	14	14
With an allowance recorded:
1-4 family residential	1,083	1,083	128	1,916	6	6
Multi-family residential	—	—	—	24	—	—
Non-farm & non-residential	2,882	2,882	181	2,885	29	29
Agricultural	3,830	3,830	339	4,379	—	—
Total	$9,469	$9,469	$648	$11,920	$93	$93

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Nonaccrual loans secured by real estate make up 99.1% of the total nonaccrual loans.

The following tables present the recorded investment in nonaccrual loans, loans past due over 89 days still accruing, and troubled debt restructurings, excluding purchase credit impaired loans, by class of loans as of December 31, 2017 and 2016 (in thousands):

		Loans Past Due
		Over 89 Days
		Still	Troubled Debt
As of December 31, 2017	Nonaccrual	Accruing	Restructurings
Commercial	$—	$32	$—
Real estate construction	—	—	—
Real estate mortgage:
1-4 family residential	1,086	184	—
Non-farm & non-residential	—	—	—
Agricultural	96	—	—
Consumer	11	15	—
Total	$1,193	$231	$—

		Loans Past Due
		Over 89 Days
		Still	Troubled Debt
As of December 31, 2016	Nonaccrual	Accruing	Restructurings
Commercial	$3	$11	$—
Real estate construction	—	153	—
Real estate mortgage:
1-4 family residential	2,725	31	338
Multi-family residential	25	—	—
Non-farm & non-residential	272	—	1,725
Agricultural	1,541	724	—
Consumer	—	8	—
Total	$4,566	$927	$2,063

The following tables present the aging of the recorded investment in past due and non-accrual loans as of December 31, 2017 and 2016 by class of loans (in thousands):

December 31, 2017

	30–59	60–89	Greater than		Total
	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$678	$44	$32	$—	$754	$79,316
Real estate construction	—	—	—	—	—	20,816
Real estate mortgage:
1-4 family residential	2,222	321	184	1,086	3,813	234,308
Multi-family residential	—	—	—	—	—	39,926
Non-farm & non-residential	162	—	—	—	162	191,912
Agricultural	249	—	—	96	345	58,831
Consumer	132	14	15	11	172	18,010
Other	—	—	—	—	—	170
Total	$3,443	$379	$231	$1,193	$5,246	$643,289

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

December 31, 2016	30–59	60–89	Greater than		Total
	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$54	$45	$11	$3	$113	$77,323
Real estate construction	—	—	153	—	153	29,016
Real estate mortgage:
1-4 family residential	2,310	228	31	2,725	5,294	239,344
Multi-family residential	391	3	—	25	419	46,780
Non-farm & non-residential	159	61	—	272	492	175,532
Agricultural	647	61	724	1,541	2,973	59,518
Consumer	97	37	8	—	142	18,725
Other	—	—	—	—	—	183
Total	$3,658	$435	$927	$4,566	$9,586	$646,421

Troubled Debt Restructurings:

At December 31, 2017 and 2016, the Company had a recorded investment in troubled debt restructurings of $0 and $2.1 million.  The Company has allocated $0 and $40 thousand in reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2017 and 2016.  The Company has not committed to lend additional amounts as of December 31, 2017 and 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ending December 31, 2017 and 2016, no loans were modified that met the definition of troubled debt restructuring.

The allowance for loan losses for loans classified as troubled debt restructurings decreased $40 thousand for the year ending December 31, 2017 and decreased $61 thousand for the year ending December 31, 2016.  Loans classified as troubled debt restructurings  resulted in no charge offs during the periods ending December 31, 2017 and 2016.  For the years ending December 31, 2017, 2016 and 2015, no loans modified as troubled debt restructurings defaulted on payment.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following tables present the risk category of loans by class of loans, based on the most recent analysis performed, as of December 31, 2017 and 2016 (in thousands):

December 31, 2017

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$78,326	$1,703	$41	$—
Real estate construction	20,816	—	—	—
Real estate mortgage:
1-4 family residential	230,103	3,522	4,496	—
Multi-family residential	36,654	2,551	721	—
Non-farm & non-residential	183,230	7,240	1,604	—
Agricultural	54,765	3,682	729	—

Total	$603,894	$18,698	$7,591	$—

December 31, 2016

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$76,346	$1,078	$12	$—
Real estate construction	28,577	—	592	—
Real estate mortgage:
1-4 family residential	232,969	4,031	7,627	11
Multi-family residential	43,681	2,617	901	—
Non-farm & non-residential	167,451	8,185	388	—
Agricultural	58,155	1,367	2,969	—

Total	$607,179	$17,278	$12,489	$11

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 89 days past due or on non-accrual status, and total $26 thousand at December 31, 2017 and $8 thousand at December 31, 2016.

Non-consumer loans with an outstanding balance less than $200 thousand are evaluated similarly to consumer loans. Loan performance is evaluated based on delinquency status. Both are reviewed at least quarterly and credit quality grades are updated as needed.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2017 and 2016.  An analysis of the activity with respect to all director and executive officer loans is as follows (in thousands):

	2017	2016

Balance, beginning of year	$1,148	$1,673
New loans	124	74
Effect of changes in composition of related parties	—	(590)
Repayments	(342)	(9)

Balance, end of year	$930	$1,148

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $220.3 million and $206.8 million at December 31, 2017 and 2016.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $980 thousand and $935 thousand at December 31, 2017 and 2016.

Activity for mortgage servicing rights and the related valuation allowance follows (in thousands):

	2017	2016	2015
Servicing Rights:
Beginning balance	$1,321	$1,277	$1,209
Additions	436	483	348
Amortization	(315)	(334)	(339)
Change in valuation allowance	69	(105)	59
Ending balance	$1,511	$1,321	$1,277

Valuation Allowance:
Beginning balance	$125	$20	$79
Additions expensed	5	109	—
Reductions credited to operations	(74)	(4)	(59)
Ending balance	$56	$125	$20

The fair value of servicing rights was $2.1 million and $1.8 million at year-end 2017 and 2016.  Fair value at year-end 2017 was determined using a discount rate of 12.0%, prepayment speeds ranging from 7.3% to 25.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%. Fair value at year-end 2016 was determined using a discount rate of 12.0%, prepayment speeds ranging from 8.5% to 45.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 18.8 years.  Estimated amortization expense for each of the next five years is (in thousands):

2018	$214
2019	137
2020	113
2021	94
2022	78

NOTE 5 - REAL ESTATE OWNED

Activity in real estate owned was as follows (in thousands):

	Year Ended
	December 31,
	2017	2016
Beginning of year	$1,824	$2,347
Additions	1,897	3,735
Capitalized Expenditures	47	—
Sales	(1,344)	(4,071)
Fair value adjustments	(20)	(187)
End of period	$2,404	$1,824

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Activity in the valuation allowance was as follows (in thousands):

	2017	2016	2015
Beginning of year	$803	$616	$1,583
Fair value adjustments	20	187	252
Reductions from sale	(46)	—	(1,219)
End of Period	$777	$803	$616

Expenses related to foreclosed assets include (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Net (gain) loss on sales, included in other income on income statement	$(33)	$(128)	$(5)

Fair value adjustments	20	187	252
Operating expenses, net of rental income	188	214	164
Repossession expense, net	208	401	416
Net expense, net of gain or loss on sales, for the period	$175	$273	$411

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows (in thousands):

	2017	2016

Land and buildings	$20,569	$20,076
Furniture and equipment	18,392	17,785
Construction in process	504	438
	39,465	38,299
Less accumulated depreciation	(22,926)	(22,549)
	16,539	15,750
Less: Held for sale	—	(969)
	$16,539	$14,781

Depreciation expense was $1.2 million, $1.3 million and $1.4 million in 2017, 2016, and 2015.

Certain premises, not included in premises and equipment above, are leased under operating leases.  Minimum rental payments are as follows (in thousands):

2018	$354
2019	355
2020	317
2021	322
2022	286
Thereafter	372
$2,006

During 2017, the Company sold a building that was classified as held for sale at December 31, 2016.  The transaction resulted in a pretax gain of $1.2 million.  The Company is leasing back this building until construction is complete on a new facility which is expected to be complete midyear 2018.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows (in thousands):

	2017	2016	2015

Beginning of year	$14,001	$14,001	$13,117
Acquired goodwill	—	—	884
Impairment	—	—	—
End of year	$14,001	$14,001	$14,001

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

Our annual impairment analysis as of December 31, 2017 and 2016 indicated that the Step 2 analysis was not necessary.  If needed, Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Acquired intangible assets were as follows at year-end (in thousands):

	2017		2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$800	$431	$800	$271

Aggregate amortization expense was $160 thousand, $247 thousand and $205 thousand for 2017, 2016 and 2015.

Estimated amortization expense for each of the next five years (in thousands):

2018	$131
2019	102
2020	74
2021	45
2022	17

NOTE 8 - DEPOSITS

Time deposits of $250 thousand or more were $79.6 million and $74.3 million at year-end 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of time deposits for the next five years are as follows (in thousands):

2018	$133,042
2019	29,816
2020	13,065
2021	9,538
2022	8,670

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Certain directors and executive officers of the Company and companies in whom they have beneficial ownership are deposit customers of the Bank. These deposits totaled approximately $2.9 million and $5.8  million at December 31, 2017 and 2016.

NOTE 9 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government securities and mortgage-backed securities with a total carrying amount of $26.5 million and $29.4 million at year-end 2017 and 2016.

Repurchase agreements range in maturities from 1 day to 41 months.  The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement.  Information concerning repurchase agreements for 2017, 2016 and 2015 is summarized as follows (in thousands):

	2017	2016	2015

Average daily balance during the year	$21,989	$23,755	$16,596
Average interest rate during the year	0.47%	0.45%	0.59%
Maximum month-end balance during the year	$24,070	$27,214	$19,874
Weighted average interest rate at year end	0.52%	0.50%	0.54%

On July 20, 2015, the Company borrowed $5 million which had paid down to $3.3 million at December 31, 2017 and $4.1 million at December 31, 2016. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock. The maturity schedule for the term loan as of December 31, 2017 is as follows:

2018	$466
2019	498
2020	523
2021	550
2022	578
Thereafter	706
$3,321

At December 31, 2016 the Company had a $5 million revolving promissory note which matured in July 2017.  Upon maturity, the Company did not renew this note. The Company had no outstanding balances related to this promissory note at December 31, 2017 or 2016.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows (in thousands):

	2017	2016
Short-Term Advances
Matures in January 2018 and has a fixed rate of 1.25%	$8,400	$—
Long-Term Advances
Maturities range from June 2018 through March 2030, fixed rates from 1.40% to 5.37%, averaging 1.82% in 2017 and 1.75% in 2016	90,332	92,500

Advances are paid either on a monthly basis or at maturity.  All advances require a prepayment penalty, and are secured by the Federal Home Loan Bank stock and substantially all 1-4 family first-mortgage residential, multi-family and farm real estate loans under a blanket lien arrangement at December 31, 2017 and 2016  Based on this collateral and the Company’s holding of Federal Home Loan Bank stock, the Company is eligible to borrow up to an additional $69.2 million at December 31, 2017.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Scheduled principal payments due on advances during the years subsequent to December 31, 2017 are as follows

(in thousands):

2018	$26,658
2019	14,594
2020	19,268
2021	7,395
2022	17,771
Thereafter	13,046
$98,732

NOTE 11 - SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”).  The Trust issued $217 thousand of common securities to the Company and $7 million of trust preferred securities as part of a pooled offering of such securities.  The Company issued $7.2 million subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust.  The debentures paid interest quarterly at 7.06% for the first 5 years.  Starting September 2008, the rate converted to three-month LIBOR plus 3.00% adjusted quarterly, which was 4.60% at year-end 2017.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

NOTE 12 - INCOME TAXES

Income tax expense was as follows (in thousands):

	2017	2016	2015

Current	$2,748	$1,082	$629
Adjustment for Tax Cuts and Jobs Act	443	—	—
Deferred	(28)	(309)	(99)
	$3,163	$773	$530

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Year-end deferred tax assets and liabilities were due to the following (in thousands).  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2017	2016

Deferred tax assets
Allowance for loan losses	$1,637	$2,589
Other real estate owned	106	237
Nonaccrual loan interest	36	54
Accrued expenses	134	212
Acquisition market value adjustments	230	571
AMT tax credit	—	92
Capital loss carryforward	73	—
Unrealized loss on securities	265	492
Low income housing investments	124	150
Unearned income	190	362
Other	69	88
Deferred tax liabilities
Bank premises and equipment	(640)	(1,041)
FHLB stock	(808)	(1,308)
Prepaid expenses	(168)	(260)
Mortgage servicing rights	(309)	(434)
Core deposit intangibles	(78)	(180)
Acquisition loan loss recapture	(53)	(236)
Other	(92)	(194)
Net deferred tax asset (liability)	$716	$1,194

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2017	2016	2015

U. S. federal income tax rate	34.0%	34.0%	34.0%
Changes from the statutory rate
Tax-exempt interest income	(9.0)	(14.1)	(16.3)
Historic and low income tax credits	(4.0)	(9.4)	(8.2)
Insurance captive	(1.9)	(3.3)	(3.7)
Non-deductible interest expense related to carrying tax-exempt investments	0.3	0.4	0.4
Non-deductible merger expenses	—	—	0.9
2017 Tax Cuts and Jobs Act	3.1	—	—
Other	0.3	0.7	0.1
	22.8%	8.3%	7.2%

On December 22, 2017, the ‘Tax Cuts and Jobs Act’ was enacted into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Accordingly, the Company has recorded an estimated $443 thousand for the revaluation of the Company’s deferred tax assets to estimate the revaluation of deferred tax assets due to the lowering of the federal corporate tax rate to 21%,

At December 31, 2017, the Company early adopted ASU 2018-02 and reclassified out of retained earnings and into accumulated other comprehensive income $164 thousand of tax expense that was recorded to income tax expense at December 31, 2017 due to re-measuring to 21% deferred taxes on available for sale securities

Federal income tax laws provided the First Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $272 thousand liability at December 31, 2017.  The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $272 thousand would be recorded as expense.

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2017 and 2016.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2014.

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow (in thousands):

	2017	2016	2015
Basic and Diluted Earnings Per Share
Net income	$10,717	$8,569	$6,832
Weighted average common shares outstanding	2,972	2,991	2,842
Basic and diluted earnings per share	$3.61	$2.87	$2.40

Stock options of 600 shares common stock from 2017, 1,200 shares common stock from 2016 and 2,400 shares common stock from 2015 were excluded from diluted earnings per share because their impact was antidilutive.  Restricted stock grants for 2017, 2016 and 2015 were included in shares outstanding for purposes of computing basic and diluted earnings per share.

NOTE 14 - RETIREMENT PLAN

The Company has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision.  Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors.  Expense recognized in connection with the plan was $939 thousand, $925 thousand and $815 thousand in 2017, 2016 and 2015.

NOTE 15 - STOCK BASED COMPENSATION

The Company has three share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $163 thousand, $153 thousand, and $133 thousand for 2017, 2016 and 2015.

One Stock Option Plan

Under the expired 1993 Non-Employee Directors Stock Ownership Incentive Plan, the Company had granted certain directors stock option awards which vest and become fully exercisable immediately and provided for issuance of up to 20,000 options.  The exercise price of each option, which has a ten year life, was equal to the market price of the Company’s stock on the date of grant.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses various assumptions.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  No options were granted in 2017, 2016 or 2015.

Summary of activity in the expired stock option plan for 2017 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding, beginning of year	1,200	$31.00
Granted	—	—		—
Forfeited or expired	—	—		—
Exercised	(600)	31.00
Outstanding, end of period	600	$31.00	2 months	$9
Vested and expected to vest	600	$31.00	2 months	$9
Exercisable, end of period	600	$31.00	2 months	$9

As of December 31, 2017, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since the stock option plan has expired, as of December 31, 2017, no additional options will be issued.

2005 Restricted Stock Grant Plan

Under its expired 2005 Restricted Stock Grant Plan, total shares issuable under the plan were 50,000.  There were no shares issued during 2017 and 2016.  There were 147 shares forfeited during 2017 and 916 shares forfeited during 2016.  Since the plan has expired, as of December 31, 2017, no additional restricted stock share awards will be issued.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2017	10,636	$253,518	$23.84
Granted	—	—	—
Vested	(4,348)	(97,747)	22.48
Forfeited	(147)	(3,787)	25.76
Nonvested at December 31, 2017	6,141	$151,984	$24.75

As of December 31, 2017, the total unrecognized compensation cost related to nonvested shares granted under the Plan is expected to be recognized over a weighted-average period of 1.6 years.  The total grant-date fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $98 thousand, $128 thousand and $105 thousand.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 6,575 shares issued during 2017 and 6,170 shares issued during 2016.  There were 1,094 shares forfeited during 2017 and 265 shares forfeited during 2016.  As of December 31, 2017, the 2009 stock award plan allows for additional restricted stock share awards of up to 134 thousand shares.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2017	7,297	$213,853	$29.31
Granted	6,575	213,688	32.50
Vested	(1,848)	(54,022)	29.23
Forfeited	(1,094)	(34,974)	31.97
Nonvested at December 31, 2017	10,930	$338,545	$30.97

As of December 31, 2017 the total unrecognized compensation cost related to nonvested shares granted under the Plan is expected to be recognized over a weighted-average period of 3.5 years.  The total grant-date fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $54 thousand, $15 thousand and $6 thousand.

NOTE 16 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years.  During 2018 the Bank could, without prior approval, declare dividends on any 2018 net profits retained to the date of the dividend declaration plus $7.2 million.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

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

December 31, 2017

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$4,024	$—	$4,024	$—
U. S. government agencies	41,705	—	41,705	—
States and municipals	90,135	—	90,135	—
Mortgage-backed - residential	130,377	—	130,377	—
Mortgage-backed-commercial	51,596	—	51,596	—
Equity securities	340	340	—	—
Total	$318,177	$340	$317,837	$—

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

December 31, 2016

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U. S. government agencies	$36,528	$—	$36,528	$—
States and municipals	91,132	—	91,132	—
Mortgage-backed - residential	108,075	—	108,075	—
Mortgage-backed - commercial	37,695		37,695
Equity securities	340	340	—	—
Trading Assets	5,592	1,608	3,984	—
Total	$279,362	$1,948	$277,414	$—

There were no transfers between level 1 and level 2 during 2017 or 2016.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2017 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family Residential	$183	$—	$—	$183
Other real estate owned, net:
Residential	910	—	—	910
Commercial	200	—	—	200
Mortgage servicing rights	1,323	—	—	1,323

	Fair Value Measurements at December 31, 2016 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$1,685	$—	$—	$1,685
Agricultural	2,234	—	—	2,234
Other real estate owned, net:
Residential	956	—	—	956
Commercial	272	—		272
Mortgage servicing rights	1,083	—	—	1,083

Impaired loans measured for impairment using the fair value of the collateral had a net carrying amount of $183 thousand, with a valuation allowance of $23 thousand at December 31, 2017.  During 2017, one new loan became impaired resulting in an additional provision for loan losses of $23 thousand.  The total allowance for specific impaired loans decreased $518 thousand for the year ending December 31, 2017.  At December 31, 2016, impaired loans measured for impairment using the fair value of the collateral had a net carrying amount of $3.9 million, with a valuation allowance of $502 thousand.  Four new loans became impaired during 2016 which resulted in an additional provision for loan losses of $427 thousand for the year ending December 31, 2016.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $1.1 million, which is made up of the outstanding balance of $1.9 million, net of a valuation allowance of $777 thousand at December 31, 2017.  Fair value adjustments of other real estate netted to a write-down of $20 thousand for the year ending December 31, 2017.  At December 31, 2016, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $1.2 million, which was made up of the outstanding balance of $2.0 million, net of a valuation allowance of $803 thousand at December 31, 2016.  Fair value adjustments to other real estate owned netted to a write-down of $187 thousand for the year ending December 31, 2016.

Certain impaired loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $1.3 million, which is made up of the outstanding balance of $1.4 million, net of a valuation allowance of $56 thousand at December 31, 2017.  Fair value adjustments for the loan servicing rights netted to a positive adjustment of  $69 thousand for the year ending December 31, 2017.  At December 31, 2016, impaired loan servicing rights were carried at their fair value of $1.1 million, which is made up of the outstanding balance of $1.2 million, net of a valuation allowance of $125 thousand at December 31, 2016.  Fair value adjustments netted to a negative adjustment of $105 thousand for the year ending December 31, 2016.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017 and 2016:

				Range
December 31, 2017	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	183	sales comparison	adjustment for differences between the comparable sales	3%-27%	(15)%
Other real estate owned:
Residential	910	sales comparison	adjustment for differences between the comparable sales	0%-16%	(6)%
Commercial	200	income approach	capitalization rate	10%-10%	(10)%
Mortgage Servicing Rights	1,323	discounted cash flow	constant prepayment rates	7%-25%	(10)%

				Range
December 31, 2016	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	1,685	sales comparison	adjustment for differences between the comparable sales	0%-21%	(10)%
Agricultural	2,234	sales comparison	adjustment for differences between the comparable sales	2%-75%	(9)%
Other real estate owned:
Residential	956	sales comparison	adjustment for differences between the comparable sales	1%-16%	(9)%
Commercial	272	income approach	capitalization rate	10%-10%	(10)%
Loan Servicing Rights	1,083	discounted cash flow	constant prepayment rates	8%-45%	(13)%

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2017 and December 31, 2016 are as follows:

December 31, 2017:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$39,172	$39,172	$—	$—	$39,172
Interest bearing time deposits	1,830	1,830	—	—	1,830
Securities available for sale	318,177	340	317,837	—	318,177
Loans held for sale	1,231	—	1,269	—	1,269
Net Loans	640,815	—	—	639,421	639,421
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	3,951	—	1,378	2,573	3,951
Financial liabilities
Total deposits	$815,273	$621,139	$195,143	$—	$816,282
Repurchase agreements	19,900	—	19,968	—	19,968
Short-term Federal Home Loan Bank advances	8,400	—	8,393	—	8,393
Long-term Federal Home Loan Bank advances	90,332	—	86,899	—	86,899
Note payable	3,321		3,560		3,560
Subordinated debentures	7,217	—	—	7,212	7,212
Interest payable	838	—	825	13	838

December 31, 2016:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$43,250	$43,250	$—	$—	$43,250
Interest bearing time deposits	5,029	5,029	—	—	5,029
Securities available for sale	273,770	340	273,430	—	273,770
Trading assets	5,592	1,608	3,984	—	5,592
Loans held for sale	724	—	750	—	750
Net Loans	648,466	—	—	648,234	648,234
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	3,715	—	1,334	2,381	3,715
Financial liabilities
Total deposits	$802,981	$607,617	$195,528	$—	$803,145
Repurchase agreements	20,873	—	21,006	—	21,006
Long-term Federal Home Loan Bank advances	92,500	—	91,015	—	91,015
Note payable	4,090	—	4,564	—	4,564
Subordinated debentures	7,217	—	—	7,210	7,210
Interest payable	692	—	681	11	692

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$—	$98,413	$—	$102,088
Commitments to make loans	4,915	12,334	12,526	17,040
Letters of credit	—	672	—	463

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are originated at current market rates ranging from 3.25% to 7.10% with maturities ranging up to 30 years.

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for US banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Under the Basell III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios.  The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019.  The capital conservation buffer for 2017 is 1.25% and was 0.625% for 2016.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Management believes as of December 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2017 and 2016, that the Bank meets all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Consolidated
Total Capital (to Risk-Weighted Assets)	$101,896	14.9%	$54,599	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	94,092	13.8	40,949	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	87,092	12.8	30,712	4.5	N/A	N/A
Tier I Capital (to Average Assets)	94,092	9.2	40,754	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$99,688	14.6%	$54,581	8.0%	$68,226	10.0%
Tier I Capital (to Risk-Weighted Assets)	91,884	13.5	40,936	6.0	54,581	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	91,884	13.5	30,702	4.5	44,347	6.5
Tier I Capital (to Average Assets)	91,884	9.0	40,669	4.0	50,836	5.0

December 31, 2016
Consolidated
Total Capital (to Risk-Weighted Assets)	$94,343	13.9%	$54,280	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	86,718	12.8	40,710	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	79,718	11.8	30,533	4.5	N/A	N/A
Tier I Capital (to Average Assets)	86,718	8.7	39,795	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$95,118	14.0%	$54,246	8.0%	$67,808	10.0%
Tier I Capital (to Risk-Weighted Assets)	87,493	12.9	40,685	6.0	54,246	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	87,493	12.9	30,513	4.5	44,075	6.5
Tier I Capital (to Average Assets)	87,493	8.8	39,671	4.0	49,588	5.0

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

As of December 31,

	2017	2016
ASSETS
Cash on deposit with subsidiaries	$3,563	$1,317
Investment in subsidiaries	106,980	102,658
Securities available for sale	70	70
Other assets	310	287
Total assets	$110,923	$104,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Note payable	$3,321	$4,090
Subordinated debentures	7,217	7,217
Other Liabilities	56	53
Stockholders’ equity
Preferred stock	—	—
Common stock	20,931	20,767
Retained earnings	80,395	73,161
Accumulated other comprehensive income	(997)	(956)
Total liabilities and stockholders’ equity	$110,923	$104,332

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Condensed Statements of Income and Comprehensive Income

Years Ended December 31,

	2017	2016	2015
Income
Dividends from subsidiary	$7,135	$5,700	$4,200
Total income	7,135	5,700	4,200

Expenses
Interest expense	500	482	347
Other expenses	216	209	644
Total expenses	716	691	991

Income before income taxes and equity in undistributed income of subsidiary	6,419	5,009	3,209

Applicable income tax benefits	262	235	269

Income before equity in undistributed income of subsidiary	6,681	5,244	3,478

Equity in undistributed income of subsidiaries	4,036	3,325	3,354

Net income	$10,717	$8,569	$6,832

Comprehensive income (loss)	$10,840	$7,254	$6,400

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

Years Ended December 31,

	2017	2016	2015
	(In Thousands)
Cash flows from operating activities
Net income	$10,717	$8,569	$6,832
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiary	(4,036)	(3,325)	(3,354)
Change in other assets	(23)	82	12
Change in other liabilities	3	43	(49)
Net cash from operating activities	6,661	5,369	3,441

Cash flows from investing activities
Acquisition of Madison Financial Corporation	—	—	(229)
Net cash from investing activities	—	—	(229)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	5,000
Payments on note payable	(769)	(704)	(206)
Dividends paid	(3,447)	(3,229)	(2,972)
Payment to repurchase preferred stock	—	—	(6,066)
Proceeds from issuance of common stock	64	49	2
Purchase of common stock	(263)	(668)	(31)
Net cash from financing activities	(4,415)	(4,552)	(4,273)

Net change in cash	2,246	817	(1,061)

Cash at beginning of year	1,317	500	1,561

Cash at end of year	$3,563	$1,317	$500

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted

2017
First quarter	$9,376	$8,178	$3,137	$1.06	$1.06
Second quarter	9,584	8,361	2,410	0.81	0.81
Third quarter	9,719	8,424	2,592	0.87	0.87
Fourth quarter	9,980	8,682	2,578	0.87	0.87

2016
First quarter	$9,098	$8,009	$1,837	$0.61	$0.61
Second quarter	9,086	7,985	2,082	0.70	0.70
Third quarter	9,206	8,066	2,365	0.79	0.79
Fourth quarter	9,164	8,068	2,285	0.77	0.77

The Company recorded an additional $1.2 million in other income during the first quarter of 2017 for the sale of a building in Winchester, KY.  After the associated income tax expense, this transaction increased net income by $789 thousand.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 22 – ACQUISITION OF MADISON FINANCIAL CORPORATION

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
$7,939

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The table below shows loans purchased in the acquisition of Madison Financial Corporation.  All loan balances acquired in the Madison Financial Corporation acquisition have no allocated allowance for loan losses. The composition of loans acquired, as of December 31, 2017 and December 31, 2016, is as follows:

	12/31/2017	12/31/2016
Commercial	$738	$1,113
Real estate construction	382	398
Real estate mortgage:
1-4 family residential	9,057	11,462
Multi-family residential	3,078	5,043
Non-farm & non-residential	9,314	13,024
Agricultural	960	1,940
Consumer	5	107
Total	$23,534	$33,087

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

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Kentucky Bancshares’ management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2017, an evaluation was carried out by Kentucky Bancshares’ management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2017 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Kentucky Bancshares’ internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Kentucky Bancshares internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL

We, as management of Kentucky Bancshares, Inc. and its subsidiaries, are responsible for establishing and maintaining adequate internal control over financial reporting.  Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Because of the inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected.  Also, projections of the effectiveness to future periods are subject to the risk that the internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that Kentucky Bancshares’ internal control over financial reporting is effective as of December 31, 2017.

The effectiveness of Kentucky Bancshares’ internal control over financial reporting as of December 31, 2017 has been audited by Crowe Horwath, LLP, an independent registered public accounting firm that audited Kentucky Bancshares’ consolidated financial statements included in this annual report.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Set forth below is information about our executive officers who do not serve as Directors, including their business experience for at least the past five years and their ages as of March 16, 2018.

Name	Age	Position with the Company

James B. Braden	39	Executive Vice President, Chief Operations
		Officer. Previously Chief Administration Officer from 2013 to 2017 and Director of Risk Management
		from 2010 to 2012. Also, previously a Senior Manager
		at a national public accounting firm serving
		financial institutions.

Brenda S. Bragonier	61	Senior Vice President, Director of Marketing
		since 1999.

Carol Caskey	60	Senior Vice President, Director of Human Resources
		since 2011. Previously an Associate Relations
		Consultant at a national health insurance
		carrier.

Gregory J. Dawson	57	Senior Vice President, Chief Financial Officer
		since 1989.

James L. Elliott	71	Senior Vice President, Director of Wealth
		Management since 2013. Previously a Senior
		Vice President and Group Director of private
		financial services for a financial institution.
Norman J. Fryman	68	Executive Vice President, Chief Credit Officer
		since 2010. Director of Sales and Service
		from 2004 to 2009.

Christopher Gorley	47	Senior Vice President, Director of Operations
		since 2013. Previously a Vice President and
		Chief Operations Officer with a community bank.
William Hough	63	Executive Vice President, Director of Retail Banking. Previously Director of Sales and Service from 2011
		to 2017 and Market President from 2006 to 2010.

The remaining information required by Item 10 is hereby incorporated by reference under the headings “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 — Election of Directors” from the Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 22, 2018, which will be filed with the Commission on or about April 16, 2018, pursuant to Regulation 14A (“2018 Proxy Statement”).

Item 11.   Executive Compensation

The information required by Item 11 is hereby incorporated by reference under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation of Named Executive Officers” in the 2018 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference under the heading “Stock Ownership of Directors and Executive Officers” in the 2018 Proxy Statement.  See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference under the headings “Corporate Governance” and “Transactions with Related Persons” in the 2018 Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference under the heading “Fees of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement.

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
3.3

Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2005 and filed March 29, 2006.

10.1

Kentucky Bancshares, Inc. 1993 Non-Employee Directors Stock Ownership Incentive Plan is incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 (File No. 33-96358).

10.3	Employment Agreement for Louis Prichard as incorporated by reference to the Registrant’s Current Report on Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 3, 2008.
10.4	2005 Restricted Stock Grant Plan, including form of Award Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 22, 2005.
10.5	2009 Stock Award Plan, as incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009.
11	Computation of earnings per share - See Note 13 in the notes to the consolidated financial statements included in Item 8.
21	Subsidiaries of Registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Scheme Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Bancshares, Inc.
By:	/s/Louis Prichard
Louis Prichard, President and Chief Executive Officer, Director
March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 16, 2018
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 16, 2018
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford, IV	March 16, 2018
Buckner Woodford, IV, Chairman of the Board, Director

/s/B. Proctor Caudill, Jr.	March 16, 2018
B. Proctor Caudill, Jr., Director

/s/Henry Hinkle	March 16, 2018
Henry Hinkle, Director

Betty J. Long, Director

/s/Ted McClain	March 16, 2018
Ted McClain, Director

/s/Jack W. Omohundro	March 16, 2018
Jack W. Omonhundro, Director

/s/Edwin S. Saunier	March 16, 2018
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 16, 2018
Robert G. Thompson, Director

Woodford Van Meter, Director