Form 10-Q
period 2018-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2018-05-09
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of  April 30, 2018:  2,978,440.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollar amounts in thousands except per share data)

	3/31/2018	12/31/2017
ASSETS
Cash and due from banks	$23,519	$38,851
Federal funds sold	3,266	321
Cash and cash equivalents	26,785	39,172
Interest bearing time deposits	1,785	1,830
Securities available for sale	305,998	318,177
Loans held for sale	1,221	1,231
Loans	649,845	648,535
Allowance for loan losses	(7,905)	(7,720)
Net loans	641,940	640,815
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	2,276	2,404
Bank premises and equipment, net	17,293	16,539
Interest receivable	3,809	3,951
Mortgage servicing rights	1,568	1,511
Goodwill	14,001	14,001
Other intangible assets	333	369
Bank owned life insurance	10,007	—
Other assets	7,086	6,159
Total assets	$1,041,136	$1,053,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$230,692	$230,241
Time deposits, $250,000 and over	62,674	79,578
Other interest bearing	523,376	505,454
Total deposits	816,742	815,273
Repurchase agreements	12,233	19,900
Short-term Federal Home Loan Bank advances	8,200	8,400
Long-term Federal Home Loan Bank advances	88,512	90,332
Note payable	3,084	3,321
Subordinated debentures	7,217	7,217
Interest payable	641	838
Other liabilities	5,241	7,583
Total liabilities	941,870	952,864

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,978,440 and 2,971,522 shares issued and outstanding at March 31, 2018 and December 31, 2017	21,040	20,931
Retained earnings	82,620	80,395
Accumulated other comprehensive (loss)	(4,394)	(997)
Total stockholders’ equity	99,266	100,329
Total liabilities and stockholders’ equity	$1,041,136	$1,053,193

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	3/31/2018	3/31/2017
INTEREST INCOME:
Loans, including fees	$8,012	$7,494
Securities
Taxable	1,502	1,062
Tax exempt	513	608
Trading assets	—	34
Other	193	178
Total interest income	10,220	9,376
INTEREST EXPENSE:
Deposits	847	645
Repurchase agreements and federal funds purchased	23	26
Federal Home Loan Bank advances	435	397
Note payable	36	50
Subordinated debentures	85	80
Total interest expense	1,426	1,198
Net interest income	8,794	8,178
Provision for loan losses	—	350
Net interest income after provision	8,794	7,828
NON-INTEREST INCOME:
Service charges	1,288	1,223
Loan service fee income, net	52	114
Trust department income	315	288
Gain on sale of available for sale securities, net	(44)	—
Gain (loss) on trading assets	—	17
Gain on sale of loans	374	550
Brokerage income	209	193
Debit card interchange income	763	731
Gain on bank premises	—	1,194
Other	94	40
Total other income	3,051	4,350
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,493	4,445
Occupancy expenses	980	965
Repossession expenses, net	15	79
FDIC Insurance	79	94
Legal and professional fees	229	283
Data processing	469	406
Debit card expenses	434	375
Amortization expense of intangible assets, excluding mortgage servicing right	36	43
Advertising and marketing	219	212
Taxes other than payroll, property and income	312	300
Telephone	79	122
Postage	85	93
Loan fees	40	63
Other	820	706
Total other expenses	8,290	8,186
Income before income taxes	3,555	3,992
Provision for income taxes	407	855
Net income	$3,148	$3,137
Earnings per share
Basic	$1.06	$1.06
Diluted	1.06	1.06
Dividends per share	0.31	0.29

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	3/31/2018	3/31/2017

Net income	$3,148	$3,137

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	(4,344)	1,115
Reclassification of realized amount	44	—
Net change in unrealized gain (loss) on securities	(4,300)	1,115
Less: Tax impact	903	(379)
Other comprehensive income (loss)	(3,397)	736

Comprehensive income (loss)	$(249)	$3,873

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Shares	Amount	Earnings	Loss	Equity
Balances, December 31, 2017	2,971,522	$20,931	$80,395	$(997)	$100,329
Common stock issued (employee stock grants of 5,337 shares, net of 383 shares forfeited, director stock awards of 981 shares and director stock options exercised of 600 shares)	6,918	64	—	—	64
Stock compensation expense	—	45	—	—	45
Other comprehensive loss	—	—	—	(3,397)	(3,397)
Net income	—	—	3,148	—	3,148
Dividends declared - $0.31 per share	—	—	(923)	—	(923)
Balances, March 31, 2018	2,978,440	$21,040	$82,620	$(4,394)	$99,266

(1)	Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	3/31/2018	3/31/2017
Cash Flows From Operating Activities
Net Income	$3,148	$3,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	299	301
Amortization (accretion), net	(133)	(147)
Securities amortization (accretion), net	232	231
Stock based compensation expense	45	40
Provision for loan losses	—	350
Securities losses (gains) available for sale gains, net	44	—
Net change in trading assets	—	(52)
Net change in cash surrender value of bank owned life insurance	(7)	—
Originations of loans held for sale	(11,343)	(12,296)
Proceeds from sale of loans	11,727	12,381
Losses (gains) on sale of bank premises and equipment	—	(1,194)
Losses (gains) on other real estate	1	(46)
Gain on sale of loans	(374)	(550)
Changes in:
Interest receivable	142	66
Other assets	21	312
Interest payable	(197)	(25)
Deferred taxes	(45)	320
Other liabilities	(2,342)	(1,813)
Net cash from operating activities	1,218	1,015
Cash Flows From Investing Activities
Net change in interest bearing time deposits	45	370
Purchases of securities available for sale	(9,599)	(37,701)
Purchase of bank owned life insurance	(10,000)	—
Proceeds from sales of securities available for sale	3,922	—
Proceeds from principal payments, maturities and calls securities available for sale	13,280	10,399
Net change in loans	(1,013)	(1,593)
Purchases of bank premises and equipment	(1,053)	(454)
Proceeds from the sale of bank premises and equipment	—	2,093
Capitalized expenditures for other real estate	(74)	—
Proceeds from the sale of other real estate	201	623
Net cash used in investing activities	(4,291)	(26,263)
Cash Flows From Financing Activities:
Net change in deposits	1,469	21,364
Net change in repurchase agreements	(7,667)	938
Net change in short-term Federal Home Loan Bank advances	(200)	—
Repayment of long-term Federal Home Loan Bank advances	(1,820)	(1,888)
Repayment of note payable	(237)	(107)
Proceeds from issuance of common stock	64	64
Purchase of common stock	—	(263)
Dividends paid	(923)	(862)
Net cash (used in) from financing activities	(9,314)	19,246
Net change in cash and cash equivalents	(12,387)	(6,002)
Cash and cash equivalents at beginning of period	39,172	43,250
Cash and cash equivalents at end of period	$26,785	$37,248
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$1,623	$1,223
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	—	126

See Accompanying Notes

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented as of any date other than December 31 has been prepared from the Company’s books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted. There have been no significant changes to the Company’s accounting and reporting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Bank Owned Life Insurance:  The Company has purchased life insurance policies on certain key executives.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018. Kentucky Bancshares plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019. At adoption, Kentucky Bancshares will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis. As of March 31, 2018, all leases in which Kentucky Bancshares was the lessee were classified as operating leases. Kentucky Bancshares does not anticipate any material impact to its consolidated statements of income, balance sheet or regulatory capital as a result of the adoption of this ASU as the Company has an immaterial amount of leases in which it is the lessee.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).” Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information. The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments of ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017. Kentucky Bancshares adopted the amendments of ASU 2016-01 during the first quarter of 2018. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

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

The amendments in ASU 2018-02 allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in ASU 2018-02 also require certain disclosures about stranded tax effects.

The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2018-02 is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company chose to early adopt the amendments in ASU 2018-02 as of December 31, 2017.

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

The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year. ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017. All subsequently issued ASUs which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective. Kentucky Bancshares adopted these amendments during the first quarter of 2018 and there was no material impact to the Company’s financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation. The amendments in this update affect the guidance in ASU No. 2014-09 above. The effective date is the same as the effective date of ASU No. 2014-09.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: identifying performance obligations, and the licensing implementation guidance. Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments in this update are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. To identify performance obligations in a contract, an entity evaluates whether promised goods and services are distinct. Topic 606 includes two criteria for assessing whether promises to transfer goods or services are distinct. One of those criteria is that the promises are separately identifiable. This update will improve the guidance on assessing that criterion. Topic 606 also includes implementation guidance on determining whether as entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. The amendments in this update are intended to improve the operability and understandability of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09 above. The effective date is the same as the effective date of ASU No. 2014-09.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients.

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. The FASB board decided to issue a separate update for technical corrections and improvements to Topic 606 and other Topics amended by ASU No. 2014-09 to increase awareness of the proposals and to expedite improvements to ASU No. 2014-09. The amendment affects narrow aspects of the guidance issued in ASU No. 2014-09.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “Topic 606”). We elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Due to immateriality, we had no cumulative effect to record. Since interest income on loans and securities are both excluded from this topic, a significant majority of our revenues are not subject to the new guidance. Our services that fall within the scope of Topic 606 are presented within noninterest income and are recognized as revenue as we satisfy our obligation to the customer. Services within the scope of Topic 606 include trust department income, service charges, debit card interchange income, and brokerage income.

Trust department income: We earn wealth management fees based upon asset custody, investment management, trust, and estate services provided to customers. Most of these customers receive monthly billings for services rendered based upon the market value of assets and/or income generated. Fees that are transaction based are recognized at the point in time that the transaction is executed.

Service charges: We earn fees from our deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees and overdraft fees are recognized at a point in time, since the customer generally has a right to cancel the depository arrangement at any time. The arrangement is considered a day-to-day contract with ongoing renewals and optional purchases, so the duration of the contract does not extend beyond the services already performed. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which we satisfy our performance obligation.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Debit card interchange income: As with the transaction-based fees on deposit accounts, debit card interchange income is recognized at the point in time that we fulfill the customer’s request. We earn interchange fees from cardholder transactions processed through card association networks. Interchange rates are generally set by the card associations based upon purchase volumes and other factors. Interchange fees represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Brokerage income: Brokerage income fees are the commissions and fees received from a registered broker/dealer and investment adviser that provide those services to our customers. We act as an agent in arranging the relationship between the customer and the third-party service provider. These fees are recognized monthly from the third-party broker based upon services already performed.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
March 31, 2018
U.S. treasury notes	$4,043	$—	$(60)	$3,983
U. S. government agencies	40,155	373	(763)	39,765
States and political subdivisions	81,270	779	(613)	81,436
Mortgage-backed - residential	135,603	20	(4,004)	131,619
Mortgage-backed - commercial	50,170	5	(1,315)	48,860
Equity securities	320	15	—	335
Total	$311,561	$1,192	$(6,755)	$305,998

December 31, 2017
U.S. treasury notes	$4,046	$—	$(22)	$4,024
U. S. government agencies	41,658	405	(358)	41,705
States and political subdivisions	88,485	1,783	(133)	90,135
Mortgage-backed - residential	132,664	43	(2,330)	130,377
Mortgage-backed - commercial	52,267	18	(689)	51,596
Equity securities	320	20	—	340
Total	$319,440	$2,269	$(3,532)	$318,177

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The amortized cost and fair value of securities as of March 31, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 9.

	Amortized	Fair
	Cost	Value
Due in one year or less	$6,096	$6,062
Due after one year through five years	31,976	31,959
Due after five years through ten years	29,550	29,425
Due after ten years	57,846	57,738
	125,468	125,184
Mortgage-backed - residential	135,603	131,619
Mortgage-backed - commercial	50,170	48,860
Equity	320	335
Total	$311,561	$305,998

Proceeds from sales of securities during the first three months of 2018 and 2017 were $3.9 million and $0.  Gross gains of $34 thousand and $0 and gross losses of $78 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized net losses was $(9) thousand and $0, respectively.

Securities with unrealized losses at March 31, 2018 and at December 31, 2017 not recognized in income are as follows:

March 31, 2018

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$3,983	$(60)	$—	$—	$3,983	$(60)
U.S. government agencies	20,751	(440)	14,202	(323)	34,953	(763)
States and municipals	40,003	(500)	2,688	(113)	42,691	(613)
Mortgage-backed - residential	82,172	(1,868)	51,443	(2,136)	133,615	(4,004)
Mortgage-backed - commercial	39,033	(942)	6,837	(373)	45,870	(1,315)
Total temporarily impaired	$185,942	$(3,810)	$75,170	$(2,945)	$261,112	$(6,755)

December 31, 2017

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$4,024	$(22)	$—	$—	$4,024	$(22)
U.S. government agencies	18,405	(130)	12,692	(228)	31,097	(358)
States and municipals	15,442	(97)	2,769	(36)	18,211	(133)
Mortgage-backed - residential	70,646	(817)	54,760	(1,513)	125,406	(2,330)
Mortgage-backed - commercial	39,394	(409)	7,371	(280)	46,765	(689)
Total temporarily impaired	$147,911	$(1,475)	$77,592	$(2,057)	$225,503	$(3,532)

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

3.LOANS

Loans at period-end are as follows:

(in thousands)

	3/31/2018	12/31/2017
Commercial	$80,016	$80,070
Real estate construction	22,724	20,816
Real estate mortgage:
1-4 family residential	239,945	238,121
Multi-family residential	45,965	39,926
Non-farm & non-residential	183,252	192,074
Agricultural	59,720	59,176
Consumer	17,991	18,182
Other	232	170
Total	$649,845	$648,535

Activity in the allowance for loan losses for the nine month and three month periods indicated was as follows:

	Three Months Ended March 31, 2018
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$975	$—	$—	$(16)	$959
Real estate Construction	462	—	—	(70)	392
Real estate mortgage:
1-4 family residential	2,316	(62)	257	(12)	2,499
Multi-family residential	640	—	3	133	776
Non-farm & non-residential	1,554	—	—	—	1,554
Agricultural	494	—	23	(33)	484
Consumer	582	(28)	16	(9)	561
Other	18	(214)	190	30	24
Unallocated	679	—	—	(23)	656
	$7,720	$(304)	$489	$—	$7,905

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

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.5 million as of March 31, 2018 and $2.6 million at December 31, 2017) in loans by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017:

	Individually	Collectively
As of March 31, 2018	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$959	$959
Real estate construction	—	392	392
Real estate mortgage:		—
1-4 family residential	65	2,434	2,499
Multi-family residential	—	776	776
Non-farm & non-residential	—	1,554	1,554
Agricultural	—	484	484
Consumer	—	561	561
Other	—	24	24
Unallocated	—	656	656
	$65	$7,840	$7,905
Loans:
Commercial	$—	$80,016	$80,016
Real estate construction	—	22,724	22,724
Real estate mortgage:
1-4 family residential	737	239,208	239,945
Multi-family residential	709	45,256	45,965
Non-farm & non-residential	1,390	181,862	183,252
Agricultural	281	59,439	59,720
Consumer	—	17,991	17,991
Other	—	232	232
	$3,117	$646,728	$649,845

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

	Individually	Collectively
As of December 31, 2017	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$975	$975
Real estate construction	—	462	462
Real estate mortgage:
1-4 family residential	23	2,293	2,316
Multi-family residential	—	640	640
Non-farm & non-residential	—	1,554	1,554
Agricultural	—	494	494
Consumer	—	582	582
Other	—	18	18
Unallocated	—	679	679
	$23	$7,697	$7,720
Loans:
Commercial	$—	$80,070	$80,070
Real estate construction	—	20,816	20,816
Real estate mortgage:
1-4 family residential	206	237,915	238,121
Multi-family residential	—	39,926	39,926
Non-farm & non-residential	1,130	190,944	192,074
Agricultural	284	58,892	59,176
Consumer	—	18,182	18,182
Other	—	170	170
Total	$1,620	$646,915	$648,535

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2018 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$169	$169	$-	$169	$4	$4
Multi-family residential	709	709	-	712	12	12
Non-farm & non-residential	1,390	1,390	-	1,404	18	18
Agricultural	281	281	-	283	6	6

With an allowance recorded:
Real estate mortgage:
1-4 family residential	568	568	65	570	7	7
Total	$3,117	$3,117	$65	$3,138	$47	$47

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The following table presents loans individually evaluated for impairment by class of loans for the three months ended March 31, 2017:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$370	$2	$2
Agricultural	346	3	3

With an allowance recorded:
Real estate mortgage:
Construction	1,197	32	32
1-4 family residential	1,077	5	5
Non-farm & non-residential	2,441	18	18
Agriculturual	3,420	—	—
Total	$8,851	$60	$60

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2017 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Non-farm & non-residential	$1,130	$1,130	$—	$1,140	$68	$68
Agricultural	284	284	—	289	11	11

With an allowance recorded:
Real estate mortgage
1-4 family residential	206	206	23	208	8	8
Total	$1,620	$1,620	$23	$1,637	$87	$87

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of March 31, 2018 and December 31, 2017:

		Loans Past Due
		Over 90 Days
As of March 31, 2018		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$—	$175	$—
Real estate mortgage:
1-4 family residential	648	130	—
Non-farm & non-residential	—	8	—
Agricultural	93	19	—
Consumer	7	7	—
Total	$748	$339	$—

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

		Loans Past Due
		Over 90 Days
As of December 31, 2017		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$—	$32	$—
Real estate mortgage:
1-4 family residential	1,086	184	—
Agricultural	96	—	—
Consumer	11	15	—
Total	$1,193	$231	$—

Nonaccrual loans secured by real estate make up 99.1% of the total nonaccrual loan balances at March 31, 2018.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of March 31, 2018 and December 31, 2017 by class of loans:

	30–59	60–89	Greater than		Total
As of March 31, 2018	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$444	$—	$175	$—	$619	$79,397
Real estate construction	—	—	—	—	—	22,724
Real estate mortgage:
1-4 family residential	1,592	165	130	648	2,535	237,410
Multi-family residential	—	—	—	—	—	45,965
Non-farm & non-residential	265	145	8	—	418	182,834
Agricultural	42	—	19	93	154	59,566
Consumer	49	37	7	7	100	17,891
Other	—	—	—	—	—	232
Total	$2,392	$347	$339	$748	$3,826	$646,019

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

	30–59	60–89	Greater than		Total
As of December 31, 2017	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$678	$44	$32	$—	$754	$79,316
Real estate construction	—	—	—	—	—	20,816
Real estate mortgage:
1-4 family residential	2,222	321	184	1,086	3,813	234,308
Multi-family residential	—	—	—	—	—	39,926
Non-farm & non-residential	162	—	—	—	162	191,912
Agricultural	249	—	—	96	345	58,831
Consumer	132	14	15	11	172	18,010
Other	—	—	—	—	—	170
Total	$3,443	$379	$231	$1,193	$5,246	$643,289

Troubled Debt Restructurings:

Management periodically reviews renewals and modifications of previously identified TDRs, for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate based upon current underwriting, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan after the date of the renewal/modification. Additionally, TDR classification can be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms considered to be at market for loans with comparable risk and management expects the borrower will continue to perform under the re-modified terms based on the borrower's past history of performance

The Company had no loans classified as troubled debt restructurings as of March 31, 2018 or December 31, 2017.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31, 2018		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$78,515	$1,463	$38	$—
Real estate construction	22,724	—	—	—
Real estate mortgage:
1-4 family residential	232,064	3,266	4,615	—
Multi-family residential	42,722	2,534	709	—
Non-farm & non-residential	174,985	6,688	1,579	—
Agricultural	52,760	6,238	722	—
Total	$603,770	$20,189	$7,663	$—

As of December 31, 2017		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$78,326	$1,703	$41	$—
Real estate construction	20,816	—	—	—
Real estate mortgage:
1-4 family residential	230,103	3,522	4,496	—
Multi-family residential	36,654	2,551	721	—
Non-farm & non-residential	183,230	7,240	1,604	—
Agricultural	54,765	3,682	729	—
Total	$603,894	$18,698	$7,591	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $14 thousand at March 31, 2018 and $26 thousand at December 31, 2017.

4.REAL ESTATE OWNED

Activity in real estate owned, net was as follows:

	Three Months Ended
	March 31,
	2018	2017
Beginning of year	$2,404	$1,824
Additions	—	126
Capitalized Expenditures	74	—
Sales	(202)	(577)
End of period	$2,276	$1,373

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2018	2017
Beginning of year	$777	$803
End of Period	$777	$803

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Expenses related to foreclosed assets include:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net (gain) loss on sales, included in other income on income statement	$1	$(46)

Operating expenses, net of rental income	15	79
Repossession expense, net	15	79

Net expense, net of gain or loss on sales, for the period	$16	$33

5.EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$3,148	$3,137
Weighted average common shares outstanding	2,962	2,954
Basic and diluted earnings per share	$1.06	$1.06

Stock options for 0 shares of common stock for the three months ended March 31, 2018 and 600 shares of common stock for the three months ended March 31, 2017 were excluded from diluted earnings per share because their impact was antidilutive.

6.STOCK COMPENSATION

We hav three stock based compensation plans as described below.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Summary of activity in the stock option plan for the first three months of 2018 follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding, beginning of year	600	$31.00
Granted	—	—		—
Forfeited or expired	—	—		—
Exercised	(600)	31.00
Outstanding, end of period	—	$—	—	$—
Vested and expected to vest	—	$—	—	$—
Exercisable, end of period	—	$—	—	$—

As of March 31, 2018, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since the stock option plans has expired, no additional options will be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 50,000. There were no shares issued during the first three months of 2018 or 2017.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were 71 shares forfeited during the first three months of 2018 and no shares were forfeited during the first three months 2017.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value (1)	Per Share
Nonvested at January 1, 2018	6,141	$151,984	$24.75
Vested	(3,090)	(72,224)	23.37
Forfeited	(71)	(1,883)	26.52
Nonvested at March 31, 2018	2,980	$77,877	$26.13

(1) Grant date fair value in thousands

As of March 31, 2018, there was $65 thousand of total unrecognized compensation cost related to nonvested shares granted under the 2005 restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 1.4 years. As of March 31, 2018, no additional shares are available for issuance under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 5,720 shares issued during the first three months of 2018 and 6,575 shares were issued during the first three months of 2017. There were 312 shares forfeited during the first three months of 2018 and no shares were forfeited during the first three months of 2017.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value (1)	Per Share
Nonvested at January 1, 2018	10,930	$338,545	$30.97
Granted	5,720	263,406	46.05
Vested	(2,448)	(74,504)	30.43
Forfeited	(312)	(11,679)	37.43
Nonvested at March 31, 2018	13,890	$515,768	$37.13
(1)	Grant date fair value in thousands

As of March 31, 2018, there was $483 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of  4.0 years. As of March 31, 2018, 126,966, shares are still available for issuance.

7.REPURCHASE AGREEMENTS

Repurchase agreements totaled $12.2 million at March 31, 2018. Of this, $6.2 million were overnight obligations and $6.0 million had terms extending through May 2021 and a weighted remaining average life of 1.1 years. The Company pledged agencies and mortgage-backed securities with a carrying amount of $16.7 million to secure repurchase agreements as of March 31, 2018.

8.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5.0 million which had an outstanding balance of $3.1 million at March 31, 2018. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  The maturity schedule for the term loan as of March 31, 2018 is as follows (in thousands):

2018	$361
2019	504
2020	530
2021	557
2022	586
Thereafter	546
$3,084

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

Adjustments totaled $44 thousand the first three months of 2018 and $0 for the first three months of 2017 and resulted in a Level 3 classification of the inputs for determining fair value.

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned (OREO) are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments were $0 for both the three months ended March 31, 2018 and March 31, 2017, and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at March 31, 2018 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$3,983	$—	$3,983	$—
U. S. government agencies	39,765	—	39,765	—
States and municipals	81,436	—	81,436	—
Mortgage-backed - residential	128,815	—	128,815	—
Mortgage-backed-commercial	51,664	—	51,664	—
Equity securities	335	335	—	—
Total	$305,998	$335	$305,663	$—

Fair Value Measurements at December 31, 2017 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$4,024	$—	$4,024	$—
U. S. government agencies	41,705	—	41,705	—
States and municipals	90,135	—	90,135	—
Mortgage-backed - residential	130,377	—	130,377	—
Mortgage-backed - commercial	51,596	—	51,596	—
Equity securities	340	340	—	—
Total	$318,177	$340	$317,837	$—

There were no transfers between level 1 and level 2 during 2018 or 2017.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2018 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family Residential	$503	$—	$—	$503
Other real estate owned, net:
Residential	910	—	—	910
Commercial	274	—	—	274

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

	Fair Value Measurements at December 31, 2017 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$183	$—	$—	$183
Other real estate owned, net:
Residential	910	—	—	910
Commercial	200	—		200
Mortgage servicing rights	1,323	—	—	1,323

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $503 thousand, which includes a valuation allowance of $65 thousand at March 31, 2018.  Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $183 thousand, with a valuation allowance of $23 thousand at December 31, 2017.    Five new loans became impaired during the three month period ended March 31, 2018 which resulted in $44 thousand in additional provision for loan losses for impaired loans.  For the three months ended March 31, 2017, no loans became impaired.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $1.2 million, which is made up of the outstanding balance of $2.0 million, net of a valuation allowance of $777 thousand at March 31, 2018. Other real estate owned which was measured at fair value less costs to sell, had a net carrying amount of $1.1 million, which was made up of the outstanding balance of $1.9 million, net of a valuation allowance of $777 thousand at December 31, 2017.   The Company recorded $0 in write-downs of other real estate owned properties for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017.

At December 31 , 2017,  impaired mortgage servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $1.3 million, which was made up of the outstanding balance of $1.4 million, net of a valuation allowance of $56 thousand.  There were no impaired mortgage servicing rights as of March 31, 2018.   For the first three months of 2018, the Company recorded a net recovery of prior write-downs of $56 thousand and net recoveries of prior write-downs of $39 thousand for the three months ended March 31, 2017.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017:

				Range
March 31, 2018	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	503	sales comparison	adjustment for differences between the comparable sales	0%-27%	(2)%
Other real estate owned:
Residential	910	sales comparison	adjustment for differences between the comparable sales	0%-16%	(6)%
Commercial	274	income approach	capitalization rate	10%-10%	(10)%

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

				Range
December 31, 2017	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	183	sales comparison	adjustment for differences between the comparable sales	3%-27%	(15)%
Other real estate owned:
Residential	910	sales comparison	adjustment for differences between the comparable sales	0%-16%	(6)%
Commercial	200	income approach	capitalization rate	10%-10%	(10)%
Mortgage Servicing Rights	1,323	discounted cash flow	constant prepayment rates	7%-25%	(10)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2018 and December 31, 2017 are as follows:

March 31, 2018:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$26,785	$26,785	$—	$—	$26,785
Interest bearing time deposits	1,785	1,785	—	—	1,785
Securities available for sale	305,998	335	305,663	—	305,998
Loans held for sale	1,221	—	1,260	—	1,260
Net Loans	641,940	—	—	638,561	638,561
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	3,809	—	1,350	2,459	3,809
Financial liabilities
Total deposits	$816,742	$640,863	$176,772	$—	$817,635
Repurchase agreements	12,233	—	12,295	—	12,295
Short-term Federal Home Loan Bank advances	8,200	—	8,186	—	8,186
Long-term Federal Home Loan Bank advances	88,512	—	81,527	—	81,527
Note payable	3,084		3,500		3,500
Subordinated debentures	7,217	—	—	7,211	7,211
Interest payable	641	—	628	13	641

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

December 31, 2017:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$39,172	$39,172	$—	$—	$39,172
Interest bearing time deposits	1,830	1,830	—	—	1,830
Securities available for sale	318,177	340	317,837	—	318,177
Loans held for sale	1,231	—	1,269	—	1,269
Net Loans	640,815	—	—	639,421	639,421
Federal Home Loan Bank stock	7,034	—	—	—	—
Interest receivable	3,951	—	1,378	2,573	3,951
Financial liabilities
Total deposits	$815,273	$621,139	$195,143	$—	$816,282
Repurchase agreements	19,900	—	19,968	—	19,968
Short-term Federal Home Loan Bank advances	8,400	—	8,393	—	8,393
Long-term Federal Home Loan Bank advances	90,332	—	86,899	—	86,899
Note payable	3,321	—	3,560	—	3,560
Subordinated debentures	7,217	—	—	7,212	7,212
Interest payable	838	—	825	13	838

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

The methods utilized to estimate the fair value of loans at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of loans at March 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion provides information about the financial condition and results of operations of the Company and its subsidiaries as of the dates and periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto appearing elsewhere in this report and the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Summary

The Company recorded net income of $3.1 million, or $1.06 basic earnings and diluted earnings per share for the first three months ended March 31, 2018 compared to $3.1 million or $1.06 basic earnings and diluted earnings per share for the three month period ended March 31, 2017.  The first three months net earnings reflect no change when compared to the same time period in 2017 although operating income did increase.  Net interest income increased $616 thousand, or 7.5%, and the provision for loan losses decreased $350 thousand to a zero balance.  The increase in net interest income was offset by a decrease in non-interest income of $1.3 million, or 30%.  The decrease in non-interest income is mostly attributed to the sale of a branch building that was recorded in the first three months of 2017.  The sale of the building resulted in a pre-tax gain of approximately $1.2 million.  Absent the sale of the building, non-interest income would have decreased $99 thousand as compared to the same period last year, with the primary factor being a decrease in gain on sale of loans.

For the three months ended March 31, 2018 and compared to the three months ended March 31, 2017, service charges increased $65 thousand, gain on the sale of loans decreased $176 thousand, and debit card interchange income increased $32 thousand. Salaries and benefits expense increased $48 thousand, legal and professional fees decreased $54 thousand and debit card expenses increased $59 thousand.

Return on average assets was 1.20% for the three months ended March 31, 2018 and 1.20% for the three months ended March 31, 2017. Return on average equity was 12.73% for the three month period ended March 31, 2018 and 13.34% for the three month period ended March 31, 2017.

Securities available for sale decreased $12.2 million from $318.2 million at December 31, 2017 to $306.0 million at March 31, 2018.

Gross Loans increased $1.3 million from $648.5 million on December 31, 2017 to $649.8 million at March 31, 2018.

The overall increase in loan balances from December 31, 2017 to March 31, 2018 is comprised of the following: an increase of $1.8 million in 1-4 family residential loans, a decrease of $54 thousand in commercial loans, an increase of $6.0 million in multi-family residential loans, an increase of $544 thousand in agricultural loans, a decrease of $8.8 million in non-farm and non-residential loans, a decrease of $191 thousand in consumer loans, and an increase of $1.9 million in real-estate construction loans. Other loan balances increased $62 thousand from December 31, 2017 to March 31, 2018.

Total deposits increased from $815.3 million on December 31, 2017 to $816.7 million on March 31, 2018, an increase of $1.5 million. Time deposits $250 thousand and over decreased $16.9 million from December 31, 2017 to March 31, 2018 while non-interest bearing demand deposit accounts increased $451 thousand and other interest bearing deposit accounts increased $17.9 million from December 31, 2017 to March 31, 2018.

Public fund account balances decreased $1.8 million from December 31, 2017 to March 31, 2018. Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank decreased $2.0 million from December 31, 2017 to March 31, 2018, most of which were long-term borrowings, repurchase agreements decreased $7.7 million and the note payable decreased $237 thousand.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $8.8 million for the three months ended March 31, 2018 compared to $8.2 million for the three months ended March 31, 2017, an increase of 7.5%.

The interest spread, excluding tax equivalent adjustments, was 3.48% for the first three months of 2018 compared to 3.25% for the first three months of 2017.  For the first three months in 2018, the yield on assets increased from 3.77% in 2017 to 4.14% in 2018, excluding tax equivalent adjustments.

The yield on loans increased thirty-three basis points compared to the three months ended March 31, 2017 from 4.65% to 4.98% for the three months ended March 31, 2018.  The yield on securities, excluding tax equivalent adjustments, increased thirty-one basis points during the first three months of 2018 compared to 2017 from 2.34% in 2017 to 2.65% in 2018.  The cost of liabilities was 0.62% for the first three months in 2018 compared to 0.51% in 2017.

Year to date average loans, excluding overdrafts, decreased $1.5 million, or 0.23% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  Loan interest income increased $518 thousand during the first three months of 2018 compared to the first three months of 2017.  Year to date average total deposits decreased from March 31, 2017 to March 31, 2018 by $16.2 million or 1.92%.  Year to date average interest bearing deposits decreased $34.5 million, or 5.5%, from March 31, 2017 to March 31, 2018.  Deposit interest expense increased $202 thousand for the first three months of 2018 compared to the same period in 2017.  Year to date average borrowings, including repurchase agreements, decreased $4.3 million, or 3.4%, from March 31, 2017 to March 31, 2018.  Interest expense on borrowed funds, including repurchase agreements, increased $26 thousand for the first three months of 2018 compared to the same period in 2017.

The volume rate analysis for the three months ended March 31, 2018 indicates that $637 thousand of the increase in loan interest income is attributable to an increase in loan rates and the increase of $312 thousand in securities interest income is attributable to increases in  both the volume and rate of our security portfolio.  Much of the increase in loan income is attributed to variable rate loans repricing at higher rates.  Further, a decrease in loan volume caused a decrease of $119 thousand in interest income. The net effect to interest income was an increase of $844 thousand for the first three months of 2018 compared to the same time period in 2017.

Also based on the following volume rate analysis for the three months ended March 31, 2018, an increase in demand deposit interest rates resulted in $228 thousand additional interest expense, an increase in interest rates paid for savings deposits resulted in an addition of $3 thousand in interest expense, and increases in interest rates paid for time deposits resulted in additional interest expense of $166 thousand. The change in volume in deposits and borrowings was responsible for a $365 thousand decrease in interest expense, of which a decrease in demand deposits resulted in a decrease of $60 thousand in interest expense, a decrease in time deposits resulted in a decrease of $135 thousand in interest expense, a decrease in repurchase agreements resulted in a decrease of $172 thousand in interest expense, and an increase in other borrowings resulted in an increase of $2 thousand in interest expense.  The net effect to interest expense was an increase of $228 thousand.  As a result, the increase in net interest income for the first three months in 2018 is mostly attributed to increasing rates.

Changes in Interest Income and Expense

	Three Months Ended
	2018 vs. 2017
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$(119)	$637	$518
Investment Securities	135	177	312
Other	(180)	194	14
Total Interest Income	(164)	1,008	844
INTEREST EXPENSE
Deposits
Demand	(60)	228	168
Savings	—	3	3
Negotiable Certificates of Deposit and Other Time Deposits	(135)	166	31
Securities sold under agreements to repurchase and other borrowings	(172)	160	(12)
Federal Home Loan
Bank advances	2	36	38
Total Interest Expense	(365)	593	228
Net Interest Income	$201	$415	$616

Non-Interest Income

Non-interest income decreased $1.3 million for the three months ended March 31, 2018, compared to the same period in 2017, to $3.1 million.

Favorable variances to non-interest income for the first three months of 2018 include an increase of $65 thousand in service charges, an increase of $27 thousand in trust department income, an increase of $16 thousand in brokerage fee income and an increase of $32 thousand in debit card interchange income.  Decreases to non-interest income for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 include a decrease of $62 thousand in loan net service fee income, a decrease of $44 thousand in gains on the sale of securities and a decrease of $176 thousand in gain on sale of loans. The largest variance to non-interest income for the first three months of 2018 is a decrease of $1.2 million in gain on bank premises related to the 2017 sale of a bank building located in Winchester, Kentucky.

The gain on the sale of  loans decreased from $550 thousand during the first three months of 2017 to $374 thousand during the first three months of 2018, a decrease of $176 thousand.

The volume of loans originated to sell during the first three months of 2018 decreased $1.0 million compared to the same time period in 2017.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization and impairment expense, was $52 thousand for the three months ended March 31, 2018 compared to $114 thousand for the three months ended March 31, 2017, a decrease of $62 thousand.  During the first three months of 2018, the market value adjustment to the carrying value of the mortgage servicing right was a net recovery of prior-writedowns of $56 thousand, as the fair value of this asset increased.  During the first three months of 2017, the market value adjustment to the carrying value of the mortgage servicing right asset was a net recovery of $39 thousand as the fair value of the mortgage servicing asset increased.

Non-Interest Expense

Total non-interest expense increased $104 thousand for the three month period ended March 31, 2018 compared to the same period in 2017.  Management continues to consider opportunities for branch expansion, and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense.

For the comparable three month periods, salaries and employees benefits expense increased $48 thousand, an increase of 1.1%.  The number of full-time employee equivalent employees decreased from 243 at March 31, 2017 to 232 at March 31, 2018, a decrease of eleven full-time employee equivalent employees.

Occupancy expense increased $15 thousand to $980 thousand for the first three months of 2018 compared to the same time period in 2017.

Legal and professional fees decreased $54 thousand for the three months ended March 31, 2018 compared to the first three months in 2017.  The reduction in legal and professional fees is attributed to expenses being higher for the three months ended March 31, 2017 due to the Company incurring additional expense related to acquiring the services of an outside firm to help the Company identify ways to become more efficient and profitable.

Debit card expenses increased $59 thousand for the three months ended March 31, 2018 compared to the first three months of 2017.  The increase in debit card expense is attributed to an increase in debit card interchange activity which also resulted in increases in debit card interchange income as shown on the income statement.

Repossession expense decreased $64 thousand for the first three months ended March 31, 2018 compared to the same time period in 2017.  Repossession expenses are reported net of rental income earned on repossessed properties.

Income Taxes

The effective tax rate for the three months ended March 31, 2018 was 11.4% compared to 21.4% in 2017.  The effective tax rate is lower in 2018 due to taxable income decreasing, largely due to the $1.2 million gain on the sale of the branch building that was recognized in 2017.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.  On December 22, 2017, the ‘Tax Cuts and Jobs Act’ was enacted into legislation. As a result, the 2018 statutory tax rate for the Company is 21% compared to 34% in recent prior years.

The Company also has a captive insurance subsidiary which contributes to reducing taxable income.  Income tax expense decreased $448 thousand for the three months ended March 31, 2018 compared to the first three months in 2017.  Tax-exempt interest income decreased $159 thousand for the first three months of 2018 compared to the first three months of 2017.  Further, for the first three months of 2018, the Company had tax credits totaling $139 thousand for investments made in low income housing projects compared to similar tax credits of $154 for the first three months of 2017.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.

For the three months ended March 31, 2018, the Company averaged $66.6 million in tax free securities and $37.2 million in tax free loans.  As of March 31, 2018, the weighted average remaining maturity for the tax free securities is 118 months, while the weighted average remaining maturity for the tax free loans is 138 months.

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

Cash and cash equivalents were $26.8 million as of March 31, 2018 compared to $39.2 million at December 31, 2017.  The decrease in cash and cash equivalents is attributed to a decrease of $15.3 million in cash and due from banks.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $306.0 million at March 31, 2018 compared to $318.2 million at December 31, 2017.  The securities available for sale are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first three months of 2018, deposits increased $1.5 million compared to December 31, 2017.  The Company’s borrowed funds from the Federal Home Loan Bank decreased $2.0 million from December 31, 2017 to March 31, 2018, federal funds purchased remained at zero, and total repurchase agreements decreased $7.7 million from December 31, 2017 to March 31, 2018.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of March 31, 2018, we have sufficient collateral to borrow an additional $66 million from the Federal Home Loan Bank.

In addition, as of March 31, 2018, $38 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $303 million in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier 1 Capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).  Management believes, as of March 31, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier 1 risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

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

The capital conservation buffer was 1.875% at March 31, 2018 and the Company is in compliance with the capital conservation buffer.  The final rule became effective for the Bank on January 1, 2016.  In accordance with the final rule, the capital conservation buffer requirement began being phased in beginning January 1, 2016 and will continue through January 1, 2019, when the full capital conservation buffer requirement will be effective. The Company’s and the Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2018
Consolidated
Total Capital (to Risk-Weighted Assets)	$104,383	15.2%	$54,784	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	96,396	14.1	41,088	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	89,396	13.1	30,816	4.5	N/A	N/A
Tier I Capital (to Average Assets)	96,396	9.3	41,514	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$101,327	14.8%	$54,759	8.0%	$68,448	10.0%
Tier I Capital (to Risk-Weighted Assets)	93,340	13.6	41,069	6.0	54,759	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	93,340	13.6	30,802	4.5	44,491	6.5
Tier I Capital (to Average Assets)	93,340	9.0	41,426	4.0	51,783	5.0

December 31, 2017
Consolidated
Total Capital (to Risk-Weighted Assets)	$101,896	14.9%	$54,599	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	94,092	13.8	40,949	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	87,092	12.8	30,712	4.5	N/A	N/A
Tier I Capital (to Average Assets)	94,092	9.2	40,754	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$99,688	14.6%	$54,280	8.0%	$68,226	10.0%
Tier I Capital (to Risk-Weighted Assets)	91,884	13.5	40,936	6.0	54,581	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	91,884	13.5	30,702	4.5	44,347	6.5
Tier I Capital (to Average Assets)	91,884	9.0	40,669	4.0	50,836	5.0

Non-Performing Assets

As of March 31, 2018, our non-performing assets totaled $3.4 million or 0.32% of assets compared to $3.8 million or 0.36% of assets at December 31, 2017 (See table below.)  The Company experienced a decrease of $445 thousand million in non-accrual loans from December 31, 2017 to March 31, 2018.  As of March 31, 2018, non-accrual loans include $93 thousand in loans secured by farmland, $648 thousand in loans secured by 1-4 family properties and $7 thousand in consumer loans.

Loans secured by real estate composed 99.1% of the non-performing loans as of March 31, 2017 and 99.1% as of December 31, 2017.  Forgone interest income on non-accrual loans totaled $15 thousand for the first three months of 2018 compared to forgone interest of $59 thousand for the same time period in 2017.  Accruing loans that are contractually 90 days or more past due as of March 31, 2018 totaled $339 thousand compared to $231 thousand at December 31, 2017, an increase of $108 thousand.

Total nonperforming and restructured loans decreased $337 thousand from December 31, 2017 to March 31, 2018.  The decrease in non-performing loan balances contributed to the decrease in the ratio of nonperforming and restructured loans to loans which decreased 5 basis points to 0.17% from December 31, 2017 to March 31, 2018.

In addition, the amount the Company has recorded as other real estate owned decreased $128 thousand from December 31, 2017 to March 31, 2018.  As of March 31, 2018, the amount recorded as other real estate owned totaled $2.3 million compared to $2.4 million at December 31, 2017.  During the first three months of 2018, no new additions were added to other real estate properties and $202 thousand in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 202% at December 31, 2017 to 235% at March 31, 2018.

Nonperforming and Restructured Assets

	3/31/2018	12/31/2017
	(in thousands)
Non-accrual Loans	$748	$1,193
Accruing Loans which are Contractually past due 90 days or more	339	231
Accruing Troubled Debt Restructurings	—	—
Total Nonperforming and Restructured Loans	1,087	1,424
Other Real Estate	2,276	2,404
Total Nonperforming and Restructured Loans and Other Real Estate	$3,363	$3,828
Nonperforming and Restructured Loans as a Percentage of Loans	0.17%	0.22%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.32%	0.36%
Allowance as a Percentage of Period-end Loans	1.22%	1.19%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	235%	202%

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

Provision for Loan Losses

The loan loss provision for the first three months of 2018 was $0 compared to $350 thousand for the first three months of 2017.  The decrease in the total loan loss provision during the first three months of 2018 compared to the same time period in 2017 is attributed to improved loan quality, minimal loan growth and the Company recording net recoveries of $185 thousand during the first quarter of 2018.  The allowance for loan losses as a percentage of loans was 1.22%  at March 31, 2018 compared to 1.20% at March 31, 2017.

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

Nonperforming loans and restructured loans decreased $337 thousand from December 31, 2017 to $1.1 million at March 31, 2018.  The Company recorded net recoveries of $185 thousand for the three months ended March 31, 2018 compared to net charge-offs of $15 thousand for the three months ended March 31, 2017.  During the first quarter of 2018, the Company recorded a recovery of $246 thousand for one loan which was charged-off in a prior year.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Three Months Ended March 31,
	(in thousands)
	2018	2017
Balance at Beginning of Period	$7,720	$7,541
Amounts Charged-Off:
Commercial	—	2
1-4 family residential	61	11
Consumer and other	243	262
Total Charged-off Loans	304	275
Recoveries on Amounts Previously Charged-off:
Commercial	—	8
1-4 family residential	257	1
Multi-family residential	3	3
Agricultural	23	10
Consumer and other	206	238
Total Recoveries	489	260
Net Charge-offs (Recoveries)	(185)	15
Provision for Loan Losses	—	350
Balance at End of Period	7,905	7,876
Loans
Average	652,212	653,006
At March 31,	649,845	657,565
As a Percentage of Average Loans:
Net Charge-offs for the period	(0.03)%	0.00%
Provision for Loan Losses for the period	—%	0.05%
Allowance as a Multiple of Net Charge-offs annualized	(10.7)	131.3

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

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of March 31, 2018, the projected percentage changes are within limits approved by our Board of Directors (“Board”).

Although management does analyze and monitor the projected percentage change in a declining interest rate environment, due to the current rate environment many of the current deposit rates cannot decline an additional 100 basis points.  Therefore, management places more emphasis in the rising rate environment scenarios.  Similar to prior periods, this period’s volatility is comparable in each rate shock simulation when compared to the same period a year ago.  The projected net interest income report summarizing our interest rate sensitivity as of March 31, 2018 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates		+ 300
Year One (4/18 - 3/19)
Net interest income percentage change	(2.5)%	N/A	0.7%	0.8%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of March 31, 2017 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

	Level
Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (4/17-3/18)
Net interest income percentage change	(2.3)%	N/A	(0.7)%	(1.4)%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

Projections from March 31, 2018 and March 31, 2017, year one reflected declines of 2.5% and 2.3% in net interest income assuming rates were to decline 100 basis points.  Assuming an increase in rates of 100 basis points, projections  reflected a 0.7% increase in net interest income as of March 31, 2018 and a 0.7% decrease as of March 31, 2017.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the March 31, 2018, balance sheet, a 100 basis point decrease in rates results in an 8.5% decrease in EVE.  A 100 basis point increase in rates results in a 1.8% increase in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
1/1/18-1/31/18	—	$—	—	100,912	shares

2/1/18-2/28/18	—	—	—	100,912	shares

3/1/18-3/31/18	—	—	—	100,912	shares

Total	—	$—	—	100,912	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 50,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through March 31, 2018, 349,088 shares have been purchased.

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

KENTUCKY BANCSHARES, INC.

Date	5/9/18	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	5/9/18	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer