Form 10-Q
period 2018-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2018-08-08
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of  July 31, 2018:  2,978,344.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollar amounts in thousands except per share data)

	6/30/2018	12/31/2017
ASSETS
Cash and due from banks	$28,765	$38,851
Federal funds sold	5	321
Cash and cash equivalents	28,770	39,172
Interest bearing time deposits	1,785	1,830
Securities available for sale	290,504	318,177
Loans held for sale	2,005	1,231
Loans	668,778	648,535
Allowance for loan losses	(8,184)	(7,720)
Net loans	660,594	640,815
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	1,404	2,404
Bank premises and equipment, net	17,728	16,539
Interest receivable	3,733	3,951
Mortgage servicing rights	1,606	1,511
Goodwill	14,001	14,001
Other intangible assets	298	369
Bank owned life insurance	10,075	—
Other assets	7,570	6,159
Total assets	$1,047,107	$1,053,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$238,033	$230,241
Time deposits, $250,000 and over	49,198	79,578
Other interest bearing	515,251	505,454
Total deposits	802,482	815,273
Repurchase agreements	9,120	19,900
Federal funds purchased	15,717	—
Short-term Federal Home Loan Bank advances	16,000	8,400
Long-term Federal Home Loan Bank advances	86,683	90,332
Note payable	2,963	3,321
Subordinated debentures	7,217	7,217
Interest payable	645	838
Other liabilities	5,791	7,583
Total liabilities	946,618	952,864

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,978,386 and 2,971,522 shares issued and outstanding at June 30, 2018 and December 31, 2017	21,085	20,931
Retained earnings	84,764	80,395
Accumulated other comprehensive loss	(5,360)	(997)
Total stockholders’ equity	100,489	100,329
Total liabilities and stockholders’ equity	$1,047,107	$1,053,193

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
INTEREST INCOME:
Loans, including fees	$8,421	$7,712	$16,433	$15,206
Securities
Taxable	1,549	1,135	3,051	2,197
Tax exempt	436	568	949	1,176
Trading assets	—	25	—	59
Other	144	144	337	322
Total interest income	10,550	9,584	20,770	18,960
INTEREST EXPENSE:
Deposits	904	684	1,751	1,329
Repurchase agreements and federal funds purchased	41	25	64	51
Federal Home Loan Bank advances	441	388	876	785
Note payable	26	49	62	99
Subordinated debentures	105	77	190	157
Total interest expense	1,517	1,223	2,943	2,421
Net interest income	9,033	8,361	17,827	16,539
Provision for loan losses	250	200	250	550
Net interest income after provision	8,783	8,161	17,577	15,989
NON-INTEREST INCOME:
Service charges	1,326	1,302	2,614	2,525
Loan service fee income, net	96	60	148	174
Trust department income	320	287	635	575
Gain (loss) on sale of available for sale securities, net	(30)	43	(74)	43
Gain (loss) on trading assets	—	34	—	51
Gain on sale of loans	445	491	819	1,041
Brokerage income	141	181	350	374
Debit card interchange income	837	780	1,600	1,511
Gain on bank premises	—	6	—	1,200
Other	173	111	267	151
Total other income	3,308	3,295	6,359	7,645
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,717	4,508	9,210	8,953
Occupancy expenses	1,084	984	2,064	1,949
Repossession expenses, net	42	106	57	185
FDIC Insurance	77	94	156	188
Legal and professional fees	196	194	425	477
Data processing	463	494	932	900
Debit card expenses	432	443	866	818
Amortization expense of intangible assets, excluding mortgage servicing right	35	43	71	86
Advertising and marketing	221	212	440	424
Taxes other than payroll, property and income	313	300	625	600
Telephone	119	137	198	259
Postage	87	85	172	178
Loan fees	17	48	57	111
Other	781	901	1,601	1,607
Total other expenses	8,584	8,549	16,874	16,735
Income before income taxes	3,507	2,907	7,062	6,899
Provision for income taxes	439	497	846	1,352
Net income	$3,068	$2,410	$6,216	$5,547
Earnings per share
Basic	$1.03	$0.81	$2.09	$1.87
Diluted	1.03	0.81	2.09	1.87
Dividends per share	0.31	0.29	0.62	0.58

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Net income	$3,068	$2,410	$6,216	$5,547

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	(1,253)	2,214	(5,596)	3,330
Reclassification of realized amount	30	(43)	74	(43)
Net change in unrealized gain (loss) on securities	(1,223)	2,171	(5,522)	3,287
Less: Tax impact	257	(738)	1,159	(1,118)
Other comprehensive income (loss)	(966)	1,433	(4,363)	2,169

Comprehensive income	$2,102	$3,843	$1,853	$7,716

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
Balances, December 31, 2017	2,971,522	$20,931	$80,395	$(997)	$100,329
Common stock issued (employee stock grants of 5,283 shares, net of 437 shares forfeited, director stock grants of 981 shares and director stock options exercised of 600 shares)	6,864	64	—	—	64
Stock compensation expense	—	90	—	—	90
Other comprehensive loss	—	—	—	(4,363)	(4,363)
Net income	—	—	6,216	—	6,216
Dividends declared - $0.62 per share	—	—	(1,847)	—	(1,847)
Balances, June 30, 2018	2,978,386	$21,085	$84,764	$(5,360)	$100,489

(1)	Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(Dollar amounts in thousands)

	Six Months Ended
	6/30/2018	6/30/2017
Cash Flows From Operating Activities
Net Income	$6,216	$5,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	630	586
Amortization (accretion), net	(249)	(263)
Securities amortization (accretion), net	461	500
Stock based compensation expense	90	80
Provision for loan losses	250	550
Securities losses (gains) available for sale gains, net	74	(43)
Net change in trading assets	—	(110)
Net increase in cash surrender value of bank-owned life insurance	(75)	—
Originations of loans held for sale	(29,092)	(32,957)
Proceeds from sale of loans	29,137	32,805
Losses (gains) on sale of bank premises and equipment	—	(1,200)
Losses (gains) on other real estate	(115)	(17)
Gain on sale of loans	(819)	(1,041)
Write-downs of other real estate, net	—	38
Changes in:
Interest receivable	218	101
Other assets	(248)	(181)
Interest payable	(193)	(30)
Deferred taxes	(25)	260
Other liabilities	(1,792)	(1,374)
Net cash from operating activities	4,468	3,251
Cash Flows From Investing Activities
Net change in interest bearing time deposits	45	20
Purchases of securities available for sale	(18,631)	(37,702)
Purchase of bank owned life insurance	(10,000)	—
Proceeds from sales of securities available for sale	14,715	4,017
Proceeds from principal payments, maturities and calls securities available for sale	25,553	20,131
Net change in loans	(19,925)	3,533
Purchases of bank premises and equipment	(1,819)	(1,692)
Proceeds from the sale of bank premises and equipment	—	2,174
Capitalized expenditures for other real estate	(74)	—
Proceeds from the sale of other real estate	1,310	918
Net cash used in investing activities	(8,826)	(8,601)
Cash Flows From Financing Activities:
Net change in deposits	(12,791)	(19,009)
Net change in federal funds purchased	15,717	—
Net change in repurchase agreements	(10,780)	3,077
Net change in short-term Federal Home Loan Bank advances	7,600	5,000
Repayment of long-term Federal Home Loan Bank advances	(3,649)	(8,691)
Repayment of note payable	(358)	(217)
Proceeds from issuance of common stock	64	64
Purchase of common stock	—	(263)
Dividends paid	(1,847)	(1,724)
Net cash (used in) from financing activities	(6,044)	(21,763)
Net change in cash and cash equivalents	(10,402)	(27,113)
Cash and cash equivalents at beginning of period	39,172	43,250
Cash and cash equivalents at end of period	$28,770	$16,137
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$3,136	$2,451
Supplemental disclosures of non-cash investing activities
Securities transactions in process, payable	—	7,642
Real estate acquired through foreclosure	121	1,897

See Accompanying Notes

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018. Kentucky Bancshares plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019. At adoption, Kentucky Bancshares will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis. As of June 30, 2018, all leases in which Kentucky Bancshares was the lessee were classified as operating leases. The adoption of this standard will not have a material impact on the Company’s consolidated statements of income, balance sheet or regulatory capital as the Company has an immaterial amount of leases in which it is the lessee.

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

ASU 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  Issued in June 2018, the amendments in ASU 2018-07 to Topic 718, Compensation-Stock Compensation, are intended to align the accounting for share-based payment awards issued to employees and nonemployees.  Changes to the accounting for nonemployee awards include: 1) equity classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date; 2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments.  The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company's share-based payment awards to nonemployees consist only of grants made to the Company's Board of Directors as compensation solely related to the individual's role as a Director.  As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its Directors in the same manner as share-based payment awards for its employees.  Accordingly, the amendments in this guidance will not have an effect on the accounting for the Company's share-based payment awards to its Directors.

ASU 2018-09, Codification Improvements.  Issued in July 2018, the amendments in ASU 2018-09 are intended to clarify or correct unintended guidance in the FASB Codification and affect a wide variety of Topics in the Codification.  The topics that are applicable to the Company include: 1) debt modifications and extinguishments and 2) stock compensation.  For debt modifications and extinguishments, the amendment clarifies that, in an early extinguishment of debt for which the fair value option has been elected, the net carrying amount of the extinguished debt is equal to its fair value at the reacquisition date, and upon extinguishment, the cumulative amount of the gain or loss on the extinguished debt that resulted from changes in instrument-specific credit risk should be presented in net income.  The Company has subordinated debentures.  Accordingly, if in the future, the Company chooses to repay this debt prior to its contractual maturity, this amendment would be applicable.  For stock compensation, the amendment clarifies that excess tax benefits or tax deficiencies should be recognized in the period in which the amount of the tax deduction is determined, which is typically when an award is exercised (in the case of stock options) or vests (in the case of non-vested stock grants or awards).  The Company already records excess tax benefits or tax deficiencies in the periods in which the tax deduction is determined.  Therefore, this amendment will not have an effect on the Company's accounting for excess tax benefits or tax deficiencies.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
June 30, 2018
U.S. treasury notes	$4,039	$—	$(77)	$3,962
U. S. government agencies	33,948	368	(786)	33,530
States and political subdivisions	74,323	641	(883)	74,081
Mortgage-backed - residential	135,510	20	(4,559)	130,971
Mortgage-backed - commercial	49,199	—	(1,522)	47,677
Equity securities	270	13	—	283
Total	$297,289	$1,042	$(7,827)	$290,504

December 31, 2017
U.S. treasury notes	$4,046	$—	$(22)	$4,024
U. S. government agencies	41,658	405	(358)	41,705
States and political subdivisions	88,485	1,783	(133)	90,135
Mortgage-backed - residential	132,664	43	(2,330)	130,377
Mortgage-backed - commercial	52,267	18	(689)	51,596
Equity securities	320	20	—	340
Total	$319,440	$2,269	$(3,532)	$318,177

The amortized cost and fair value of securities as of June 30, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 9.

	Amortized	Fair
	Cost	Value
Due in one year or less	$84	$84
Due after one year through five years	32,424	32,322
Due after five years through ten years	25,508	25,211
Due after ten years	54,294	53,956
	112,310	111,573
Mortgage-backed - residential	135,510	130,971
Mortgage-backed - commercial	49,199	47,677
Equity	270	283
Total	$297,289	$290,504

Proceeds from sales of securities during the first six months of 2018 and 2017 were $14.7 million and $4.0 million.  Gross gains of $66 thousand and $43 thousand and gross losses of $114 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains or losses was $(10) thousand and $15 thousand, respectively.

Proceeds from sales of securities during the three months ended June 30, 2018 and June 30, 2017 were $10.8 million and $4.0 million.  Gross gains of $32 thousand and $43 thousand and gross losses of $36 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains or losses was $(1) thousand and $15 thousand, respectively.

Securities with unrealized losses at June 30, 2018 and at December 31, 2017 not recognized in income are as follows:

June 30, 2018

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$3,962	$(77)	$—	$—	$3,962	$(77)
U.S. government agencies	23,798	(464)	7,925	(322)	31,723	(786)
States and municipals	38,547	(774)	2,688	(109)	41,235	(883)
Mortgage-backed - residential	70,430	(2,075)	53,567	(2,484)	123,997	(4,559)
Mortgage-backed - commercial	38,069	(1,135)	6,768	(387)	44,837	(1,522)
Total temporarily impaired	$174,807	$(4,525)	$70,948	$(3,302)	$245,755	$(7,827)

December 31, 2017

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$4,024	$(22)	$—	$—	$4,024	$(22)
U.S. government agencies	18,405	(130)	12,692	(228)	31,097	(358)
States and municipals	15,442	(97)	2,769	(36)	18,211	(133)
Mortgage-backed - residential	70,646	(817)	54,760	(1,513)	125,406	(2,330)
Mortgage-backed - commercial	39,394	(409)	7,371	(280)	46,765	(689)
Total temporarily impaired	$147,911	$(1,475)	$77,592	$(2,057)	$225,503	$(3,532)

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

3.LOANS

Loans at period-end are as follows:

(in thousands)

	6/30/2018	12/31/2017
Commercial	$80,677	$80,070
Real estate construction	22,729	20,816
Real estate mortgage:
1-4 family residential	245,724	238,121
Multi-family residential	46,015	39,926
Non-farm & non-residential	190,543	192,074
Agricultural	63,711	59,176
Consumer	19,241	18,182
Other	138	170
Total	$668,778	$648,535

Activity in the allowance for loan losses for the six month and three month periods indicated was as follows:

	Six Months Ended June 30, 2018
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$975	$—	$6	$202	$1,183
Real estate Construction	462	—	—	(64)	398
Real estate mortgage:
1-4 family residential	2,316	(63)	262	(62)	2,453
Multi-family residential	640	—	6	91	737
Non-farm & non-residential	1,554	—	—	50	1,604
Agricultural	494	—	146	(165)	475
Consumer	582	(93)	22	71	582
Other	18	(413)	341	103	49
Unallocated	679	—	—	24	703
	$7,720	$(569)	$783	$250	$8,184

	Three Months Ended June 30, 2018
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$959	$—	$6	$218	$1,183
Real estate construction	392	—	—	6	398
Real estate mortgage:		—	—	—
1-4 family residential	2,499	(1)	5	(50)	2,453
Multi-family residential	776	—	3	(42)	737
Non-farm & non-residential	1,554	—	—	50	1,604
Agricultural	484	—	123	(132)	475
Consumer	561	(65)	6	80	582
Other	24	(199)	151	73	49
Unallocated	656	—	—	47	703
	$7,905	$(265)	$294	$250	$8,184

	Six Months Ended June 30, 2017
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$789	$(15)	$15	$217	$1,006
Real estate Construction	564	—	1	19	584
Real estate mortgage:
1-4 family residential	2,301	(33)	5	302	2,575
Multi-family residential	581	—	7	57	645
Non-farm & non-residential	1,203	—	—	119	1,322
Agricultural	856	—	28	(380)	504
Consumer	547	(102)	28	88	561
Other	60	(468)	401	83	76
Unallocated	640	—	—	45	685
	$7,541	$(618)	$485	$550	$7,958

	Three Months Ended June 30, 2017
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$871	$(13)	$7	$141	$1,006
Real estate Construction	545	—	1	38	584
Real estate mortgage:
1-4 family residential	2,375	(22)	4	218	2,575
Multi-family residential	666	—	4	(25)	645
Non-farm & non-residential	1,311	—	—	11	1,322
Agricultural	862	—	18	(376)	504
Consumer	534	(65)	24	68	561
Other	60	(243)	167	92	76
Unallocated	652	—	—	33	685
	$7,876	$(343)	$225	$200	$7,958

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.5 million as of June 30, 2018 and $2.6 million at December 31, 2017) in loans by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017:

	Individually	Collectively
As of June 30, 2018	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$200	$983	$1,183
Real estate construction	—	398	398
Real estate mortgage:
1-4 family residential	32	2,421	2,453
Multi-family residential	—	737	737
Non-farm & non-residential	—	1,604	1,604
Agricultural	—	475	475
Consumer	—	582	582
Other	—	49	49
Unallocated	—	703	703
	$232	$7,952	$8,184
Loans:
Commercial	$323	$80,354	$80,677
Real estate construction	—	22,729	22,729
Real estate mortgage:
1-4 family residential	420	245,304	245,724
Multi-family residential	697	45,318	46,015
Non-farm & non-residential	1,380	189,163	190,543
Agricultural	279	63,432	63,711
Consumer	—	19,241	19,241
Other	—	138	138
	$3,099	$665,679	$668,778

	Individually	Collectively
As of December 31, 2017	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$975	$975
Real estate construction	—	462	462
Real estate mortgage:
1-4 family residential	23	2,293	2,316
Multi-family residential	—	640	640
Non-farm & non-residential	—	1,554	1,554
Agricultural	—	494	494
Consumer	—	582	582
Other	—	18	18
Unallocated	—	679	679
	$23	$7,697	$7,720
Loans:
Commercial	$—	$80,070	$80,070
Real estate construction	—	20,816	20,816
Real estate mortgage:
1-4 family residential	206	237,915	238,121
Multi-family residential	—	39,926	39,926
Non-farm & non-residential	1,130	190,944	192,074
Agricultural	284	58,892	59,176
Consumer	—	18,182	18,182
Other	—	170	170
Total	$1,620	$646,915	$648,535

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2018 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
Multi-family residential	$697	$697	$-	$709	$24	$24
Non-farm & non-residential	1,380	1,380	-	1,397	35	35
Agricultural	279	279	-	282	8	8

With an allowance recorded:
Commercial	323	323	200	350	18	18
Real estate mortgage:
1-4 family residential	420	420	32	420	10	10
Total	$3,099	$3,099	$232	$3,158	$95	$95

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the six months ended June 30, 2017:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$311	$—	$—
Non-farm and non-residential	2,595	53	53
Agricultural	472	7	7

With an allowance recorded:
Real estate mortgage:
1-4 family residential	1,358	—	—
Total	$4,736	$60	$60

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2017 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate mortgage:
Non-farm & non-residential	$1,130	$1,130	$—	$1,140	$68	$68
Agricultural	284	284	—	289	11	11

With an allowance recorded:
Real estate mortgage
1-4 family residential	206	206	23	208	8	8
Total	$1,620	$1,620	$23	$1,637	$87	$87

The following tables present loans individually evaluated for impairment by class of loans for the three months ended June 30, 2018 and June 30, 2017:

	Three Months Ending June 30, 2018
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
Multi-family residential	$703	$12	$12
Non-farm & non-residential	1,385	16	16
Agricultural	280	2	2

With an allowance recorded:
Commercial	342	—	—
Real estate mortgage:
1-4 family residential	422	5	5
	$3,132	$35	$35

	Three Months Ending June 30, 2017
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$947	$40	$40
Non-farm and non-residential	292	47	47
Agricultural
With an allowance recorded:
Real estate mortgage:
Construction	2,394	—	—
1-4 family residential	720	1	1
Non-farm and non-resdiential	2,070	23	23
Agricultural	3,957	—	—
Total	$10,380	$111	$111

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of June 30, 2018 and December 31, 2017:

		Loans Past Due
		Over 90 Days
As of June 30, 2018		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$322	$324	$—
Real estate construction	—	374
Real estate mortgage:
1-4 family residential	568	8	—
Non-farm & non-residential	226	—	—
Agricultural	92	—	—
Consumer	42	11	—
Total	$1,250	$717	$—

		Loans Past Due
		Over 90 Days
As of December 31, 2017		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$—	$32	$—
Real estate mortgage:
1-4 family residential	1,086	184	—
Agricultural	96	—	—
Consumer	11	15	—
Total	$1,193	$231	$—

Nonaccrual loans secured by real estate make up 70.8% of the total nonaccrual loan balances at June 30, 2018.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of June 30, 2018 and December 31, 2017 by class of loans:

	30–59	60–89	Greater than		Total
As of June 30, 2018	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$21	$55	$324	$322	$722	$79,955
Real estate construction	—	—	374	—	374	22,355
Real estate mortgage:
1-4 family residential	1,154	347	8	568	2,077	243,647
Multi-family residential	—	—	—	—	—	46,015
Non-farm & non-residential	325	184	—	226	735	189,808
Agricultural	96	—	—	92	188	63,523
Consumer	147	16	11	42	216	19,025
Other	—	—	—	—	—	138
Total	$1,743	$602	$717	$1,250	$4,312	$664,466

	30–59	60–89	Greater than		Total
As of December 31, 2017	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$678	$44	$32	$—	$754	$79,316
Real estate construction	—	—	—	—	—	20,816
Real estate mortgage:
1-4 family residential	2,222	321	184	1,086	3,813	234,308
Multi-family residential	—	—	—	—	—	39,926
Non-farm & non-residential	162	—	—	—	162	191,912
Agricultural	249	—	—	96	345	58,831
Consumer	132	14	15	11	172	18,010
Other	—	—	—	—	—	170
Total	$3,443	$379	$231	$1,193	$5,246	$643,289

Troubled Debt Restructurings:

Management periodically reviews renewals and modifications of previously identified troubled debt restructurings (TDR), for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate based upon current underwriting, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan after the date of the renewal/modification. Additionally, TDR classification can be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms considered to be at market for loans with comparable risk and management expects the borrower will continue to perform under the re-modified terms based on the borrower's past history of performance.

The Company had no loans classified as troubled debt restructurings as of June 30, 2018 or December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of June 30, 2018		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$79,433	$887	$357	$—
Real estate construction	22,729	—	—	—
Real estate mortgage:
1-4 family residential	238,377	2,877	4,470	—
Multi-family residential	42,801	2,517	697	—
Non-farm & non-residential	180,534	8,233	1,776	—
Agricultural	56,612	6,385	714	—
Total	$620,486	$20,899	$8,014	$—

As of December 31, 2017		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$78,326	$1,703	$41	$—
Real estate construction	20,816	—	—	—
Real estate mortgage:
1-4 family residential	230,103	3,522	4,496	—
Multi-family residential	36,654	2,551	721	—
Non-farm & non-residential	183,230	7,240	1,604	—
Agricultural	54,765	3,682	729	—
Total	$603,894	$18,698	$7,591	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $53 thousand at June 30, 2018 and $26 thousand at December 31, 2017.

4.REAL ESTATE OWNED

Activity in real estate owned, net was as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Beginning of year	$2,404	$1,824
Additions	121	1,897
Capitalized Expenditures	74	—
Sales	(1,195)	(901)
Fair value adjustments	—	(38)
End of period	$1,404	$2,782

Activity in the valuation allowance was as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Beginning of year	$777	$803
Fair value adjustments	—	38
Reductions from sale	(364)	(46)

End of Period	$413	$795

Expenses related to foreclosed assets include (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net gains on sales, included in other income on income statement	$(115)	$(17)

Fair value adjustments	—	38
Operating expenses, net of rental income	57	147
Repossession expense, net	57	185

Net expense, net of gain or loss on sales, for the period	$(58)	$168

	Three Months Ended
	June 30,
	2018	2017
Net gains on sales, included in other income on income statement	$(117)	$28

Fair value adjustments	—	38
Operating expenses, net of rental income	42	68
Repossession expense, net	42	106

Net expense, net of gain or loss on sales, for the period	$(75)	$134

5.EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$6,216	$5,547
Weighted average common shares outstanding	2,962	2,954
Basic and diluted earnings per share	$2.09	$1.87

	Three Months Ended
	June 30,
	2018	2017
	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$3,068	$2,410
Weighted average common shares outstanding	2,962	2,954
Basic and diluted earnings per share	$1.03	$0.81

Stock options for 0 shares of common stock for the six months and three months ended June 30, 2018 and 0 shares of common stock for the six months and three months ended June 30, 2017 were excluded from diluted earnings per share because their impact was antidilutive.

6.STOCK COMPENSATION

We have three stock based compensation plans as described below.

Stock Option Plan

Under the expired 1993 Non-Employee Directors Stock Ownership Incentive Plan, the Company granted certain directors stock option awards which vested and became fully exercisable immediately and provided for issuance of up to 20,000 options.  The exercise price of each option which has a ten year life, was equal to the market price of the Company’s stock on the date of grant.

Summary of activity in the stock option plan for the first six months of 2018 follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding, beginning of year	600	$31.00
Granted	—	—		—
Forfeited or expired	—	—		—
Exercised	(600)	31.00
Outstanding, end of period	—	$—	0 months	$—
Vested and expected to vest	—	$—	0 months	$—
Exercisable, end of period	—	$—	0 months	$—

As of June 30, 2018, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since the stock option plan has expired, no additional options will be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 50,000. There were no shares issued during the first six months of 2018 or 2017.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were 71 shares forfeited during the six months and three months ending June 30, 2018 and no shares were forfeited during the first six months and three months ending June 30, 2017.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2018	6,141	$151,984	$24.75
Vested	(3,090)	(72,224)	23.37
Forfeited	(71)	(1,883)	26.52
Nonvested at June 30, 2018	2,980	$77,877	$26.13

(1) Grant date fair value in thousands

As of June 30, 2018, there was $51 thousand of total unrecognized compensation cost related to nonvested shares granted under the 2005 restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 1.2 years. As of June 30, 2018, no additional shares are available for issuance under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 5,720 shares issued during the six months ended June 30, 2018 and 6,575 shares were issued during the first six months of 2017. There were 366 shares forfeited during the six months ended June 30, 2018 and 600 shares were forfeited during the six months ended June 30, 2017.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2018	10,930	$338,545	$30.97
Granted	5,720	263,406	46.05
Vested	(2,448)	(74,504)	30.43
Forfeited	(366)	(13,841)	37.82
Nonvested at June 30, 2018	13,836	$513,606	$37.12
(1)	Grant date fair value in thousands

As of June 30, 2018, there was $449 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of  3.8 years. As of June 30, 2018, 127,166, shares are still available for issuance.

7.REPURCHASE AGREEMENTS

Repurchase agreements totaled $9.1 million at June 30, 2018. Of this, $6.1 million were overnight obligations and $3.0 million had terms extending through May 2021 and a weighted remaining average life of 1.9 years. The Company pledged agency and mortgage-backed securities with a carrying amount of $15.2 million to secure repurchase agreements as of June 30, 2018.

8.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5.0 million which had an outstanding balance of $3.0 million at June 30, 2018. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  The maturity schedule for the term loan as of June 30, 2018 is as follows (in thousands):

2018	$246
2019	511
2020	537
2021	564
2022	593
Thereafter	512
$2,963

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

Net adjustments totaled $209 thousand the first six months of 2018 and $0 for the first six months of 2017 and resulted in a Level 3 classification of the inputs for determining fair value.  Net adjustments totaled $167 thousand the three months June 30, 2018 and $0 for the three months ending June 30, 2017 and resulted in a Level 3 classification of the inputs for determining fair value

Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned “OREO” are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments were $0 for both the six months and three months ended June 30, 2018 and $38 thousand for the six months and three months ended June 30,  2017, and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at June 30, 2018 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$3,962	$—	$3,962	$—
U. S. government agencies	33,530	—	33,530	—
States and municipals	74,081	—	74,081	—
Mortgage-backed - residential	130,971	—	130,971	—
Mortgage-backed-commercial	47,677	—	47,677	—
Equity securities	283	283	—	—
Total	$290,504	$283	$290,221	$—

Fair Value Measurements at December 31, 2017 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$4,024	$—	$4,024	$—
U. S. government agencies	41,705	—	41,705	—
States and municipals	90,135	—	90,135	—
Mortgage-backed - residential	130,377	—	130,377	—
Mortgage-backed - commercial	51,596	—	51,596	—
Equity securities	340	340	—	—
Total	$318,177	$340	$317,837	$—

There were no transfers between level 1 and level 2 during 2018 or 2017.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2018 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Commercial	$123	$—	$123	$—
Real Estate Mortgage:
1-4 family Residential	310	—	—	310

Other real estate owned, net:
Residential	93	—	—	93
Commercial	246	—	—	246

	Fair Value Measurements at December 31, 2017 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$183	$—	$—	$183
Other real estate owned, net:
Residential	910	—	—	910
Commercial	200	—		200
Mortgage servicing rights	1,323	—	—	1,323

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $433 thousand, which includes a valuation allowance of $232 thousand at June 30, 2018.  Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $183 thousand, with a valuation allowance of $23 thousand at December 31, 2017.  Four additional loans were impaired at June 30, 2018 when compared to December 31, 2017 and resulted in additional provision for loan loss expense of $211 thousand for the six months ended June 30, 2018 and $167 thousand for the three months ended June 30, 2018.  For the six months and three months ended June 30, 2017, no loans became impaired.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $339 thousand, which is made up of the outstanding balance of $752 thousand, net of a valuation allowance of $413 thousand at June 30, 2018. Other real estate owned which was measured at fair value less costs to sell, had a net carrying amount of $1.1 million, which was made up of the outstanding balance of $1.9 million, net of a valuation allowance of $777 thousand at December 31, 2017.   The Company recorded $0 in write-downs of other real estate owned properties for the six months and three months ended June 30, 2018 and $38 thousand for the six months and three months ended June 30, 2017.

At December 31 , 2017, impaired mortgage servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $1.3 million, which was made up of the outstanding balance of $1.4 million, net of a valuation allowance of $56 thousand.  There were no impaired mortgage servicing rights as of June 30, 2018.   For the first six months of 2018, the Company recorded a net recovery of prior write-downs of $56 thousand and $0 for the three months ended June 30, 2018.  For the six months ended June 30, 2017, the Company recorded a net recovery of prior write-downs of $34 thousand and net write-downs of $5 thousand for the three months ended June 30, 2017.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017:

				Range
June 30, 2018	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$310	sales comparison	adjustment for differences between the comparable sales	0%-27%	(2)%
Other real estate owned:
Residential	93	sales comparison	adjustment for differences between the comparable sales	0%-16%	(6)%
Commercial	246	income approach	capitalization rate	10%-10%	(10)%

				Range
December 31, 2017	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	183	sales comparison	adjustment for differences between the comparable sales	3%-27%	(15)%
Other real estate owned:
Residential	910	sales comparison	adjustment for differences between the comparable sales	0%-16%	(6)%
Commercial	200	income approach	capitalization rate	10%-10%	(10)%
Mortgage Servicing Rights	1,323	discounted cash flow	constant prepayment rates	7%-25%	(10)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2018 and December 31, 2017 are as follows:

June 30, 2018:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,770	$28,770	$—	$—	$28,770
Interest bearing time deposits	1,785	1,785	—	—	1,785
Securities available for sale	290,504	283	290,221	—	290,504
Loans held for sale	2,005	—	2,037	—	2,037
Net Loans	660,594	—	123	656,405	656,528
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	3,733	—	1,244	2,489	3,733
Financial liabilities
Total deposits	$802,482	$643,404	$159,975	$—	$803,379
Federal Funds Purchased	15,717	15,717	—		15,717
Repurchase agreements	9,120	—	9,152	—	9,152
Short-term Federal Home Loan Bank advances	16,000	—	16,002	—	16,002
Long-term Federal Home Loan Bank advances	86,683	—	82,158	—	82,158
Note payable	2,963		3,180		3,180
Subordinated debentures	7,217	—	—	7,210	7,210
Interest payable	645	—	632	13	645

December 31, 2017:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$39,172	$39,172	$—	$—	$39,172
Interest bearing time deposits	1,830	1,830	—	—	1,830
Securities available for sale	318,177	340	317,837	—	318,177
Loans held for sale	1,231	—	1,269	—	1,269
Net Loans	640,815	—	—	639,421	639,421
Federal Home Loan Bank stock	7,034	—	—	—	—
Interest receivable	3,951	—	1,378	2,573	3,951
Financial liabilities
Total deposits	$815,273	$621,139	$195,143	$—	$816,282
Repurchase agreements	19,900	—	19,968	—	19,968
Short-term Federal Home Loan Bank advances	8,400	—	8,393	—	8,393
Long-term Federal Home Loan Bank advances	90,332	—	86,899	—	86,899
Note payable	3,321	—	3,560	—	3,560
Subordinated debentures	7,217	—	—	7,212	7,212
Interest payable	838	—	825	13	838

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

Loans - Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar credit quality and financial characteristics including the type of loan, interest terms and repayment history. The Company calculates a fair value by using a net present value of scheduled cash flows methodology incorporating estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of market rates for similarly offered products, market interest rate projections, credit spreads and prepayment assumptions. In accordance with ASU 2016-01, the fair value of loans as of June 30, 2018 are based on the notion of exit price.

The methods utilized to estimate the fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

Summary

The Company recorded net income of $6.2 million, or $2.09 basic earnings and diluted earnings per share for the first six months ended June 30, 2018 compared to $5.5 million or $1.87 basic earnings and diluted earnings per share for the six month period ended June 30, 2017. The first six months net earnings reflect an increase of $669 thousand, or 12.1%, compared to the same time period in 2017. The increase in net earnings is mostly attributed to an increase of $1.3 million, or 7.8%, in net interest income, a decrease of $1.3 million, or 16.8%, in non-interest income, an increase of $139 thousand, or 0.8%, in non-interest expense, and a decrease of $300 thousand, or 54.6%, for the provision for loan losses. The decrease in non-interest income is mostly attributed to the sale of a branch building located in Winchester, Kentucky, to a non-banking real estate investor that was recorded in 2017. The sale was solely for the building and not for the loans or deposits associated with the branch. The sale of the building resulted in a pre-tax gain of approximately $1.2 million. Absent the sale of the building, non-interest income would have decreased $86 thousand  from the same period one year ago.

The earnings for the three months ended June 30, 2018 were $3.1 million or $1.03 basic and diluted earnings per share compared to $2.4 million or $0.81 basic and diluted earnings per share for the three month period ended June 30, 2017. The earnings for the three month period in 2018 reflect an increase of 27.3% compared to the same time period in 2017.

For the six months ended June 30, 2018 and compared to the six months ended June 30, 2017, service charges increased $89 thousand, gain on the sale of loans decreased $222 thousand, and debit card interchange income increased $89 thousand. Salaries and benefits expense increased $257 thousand, legal and professional fees decreased $52 thousand, debit card expenses increased $48 thousand and repossession expenses decreased $128 thousand. For the three months ended June 30, 2018 and compared to the three months ended June 30, 2017, service charges increased $24 thousand, debit card interchange income increased $57 thousand, and gains on the sale of loans decreased $46 thousand. For the three months ended June 30, 2018 and compared to the three months ended June 30, 2017, salaries and benefits expense increased $209 thousand, data processing expense decreased $31 thousand, debit card expense decreased $11 thousand and other expenses decreased $120 thousand. For the same three month comparison, repossession expense decreased $64 thousand and occupancy expense increased $100 thousand.

Return on average assets was 1.19% for the six months ended June 30, 2018 and 1.06% for the six months ended

June 30, 2017. Return on average assets was 1.17% for the three months ended June 30, 2018 and 0.93% for the three months ended June 30, 2017. Return on average equity was 12.53% for the six month period ended June 30, 2018 and 11.57% for the six month period ended June 30, 2017. Return on average equity was 12.34% for the three month period ended June 30, 2018 and 9.81% for the three month period ended June 30, 2017.

Securities available for sale decreased $27.7 million from $318.2 million at December 31, 2017 to $290.5 million at

June 30, 2018.

Gross Loans increased $20.3 million from $648.5 million on December 31, 2017 to $668.8 million at June 30, 2018.

The overall increase in loan balances from December 31, 2017 to June 30, 2018 is comprised of the following: an increase of $7.6 million in 1-4 family residential loans, an increase of $607 thousand in commercial loans, an increase of $6.1 million in multi-family residential loans, an increase of $4.5 million in agricultural loans, a decrease of $1.5 million in non-farm and non-residential loans, an increase of $1.1 million in consumer loans and an increase of $1.9 million in real-estate construction loans. Other loan balances decreased $32 thousand from December 31, 2017 to June 30, 2018.

Total deposits decreased from $815.3 million on December 31, 2017 to $802.5 million on June 30, 2018, a decrease of $12.8 million. Non-interest bearing demand deposit accounts increased $7.8 million from December 31, 2017 to June 30, 2018 while time deposits $250 thousand and over decreased $30.3 million and other interest bearing deposit accounts increased $9.8 million from December 31, 2017 to June 30, 2018.

Public fund account balances decreased $12.1 million from December 31, 2017 to June 30, 2018. Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank increased $4.0 million from December 31, 2017 to June 30, 2018.  Long-term borrowings decreased $3.6 million while short-term borrowings increased $7.6 million during the six month period.  Repurchase agreements decreased $10.8 million and the note payable decreased $358 thousand.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $17.8 million for the six months ended June 30, 2018 compared to $16.5 million for the six months ended June 30, 2017, an increase of 7.8%. Net interest income was $9.0 million for the three months ended

June 30, 2018 compared to $8.4 million for the three months ended June 30, 2017, an increase of 8.0%.

The interest spread, excluding tax equivalent adjustments, was 3.59% for the first six months of 2017 compared to

3.30% for the first six months of 2017. For the first six months in 2018, the yield on assets increased from 3.82% in 2017 to 4.18% in 2018, excluding tax equivalent adjustments. The yield on loans increased 35 basis points compared to the six months ended June 30, 2017 from 4.67% to 5.02% for the six months ended June 30, 2018. The yield on securities, excluding tax equivalent adjustments, increased from 2.33% at June 30, 2017 to 2.55% at June 30, 2018. The cost of liabilities was 0.83% for the first six months in 2018 compared to 0.52% in 2017.

Year to date average loans, excluding overdrafts, increased $3.1 million, or 0.47% for the six months ended June 30,

2018 compared to the six months ended June 30, 2017. Loan interest income increased $1.2 million during the first six months of 2018 compared to the first six months of 2017. Year to date total average interest bearing liabilities decreased from June 30, 2017 to June 30, 2018 by $21.7 million or 3.0%. Year to date average interest bearing deposits decreased $20.0 million, or 3.3%, from June 30, 2017 to June 30, 2018. Deposit interest expense increased $422 thousand for the first six months of 2018 compared to the same period in 2017. Year to date average borrowings, including repurchase agreements, decreased $1.7 million, or 1.4%, from June 30, 2017 to June 30, 2018. Interest expense on borrowed funds, including repurchase agreements, increased $99 thousand for the first six months of 2018 compared to the same period in 2017.

The volume rate analysis for the six months ended June 30, 2018 indicates that $72 thousand of the increase in loan interest income is attributable to an increase in loan volume and $198 thousand of the increase in securities interest income is attributable to an increase in the volume of our security portfolio. Further, an increase in loan rates caused an increase of $1.2 million in interest income and an increase in rates in our security portfolio contributed to an increase of $370 thousand in securities interest income. The net effect to interest income was an increase of $1.8 million for the first six months of 2018 compared to the same time period in 2017.

Also based on the following volume rate analysis for the six months ended June 30, 2018, an increase in demand deposit interest rates resulted in $388 thousand additional interest expense, an increase in interest rates paid for savings deposits resulted in an additional $6 thousand in interest expense, and increases in interest rates paid for time deposits resulted in an addition of $252 thousand in interest expense.

The change in volume in deposits and borrowings was responsible for a $356 thousand decrease in interest expense, of which a decrease in demand deposits resulted in a decrease of $24 thousand in interest expense, a decrease in time deposits resulted in a decrease of $200 thousand in interest expense, a decrease in repurchase agreements resulted in a decrease of $195 thousand in interest expense, and an increase in other borrowings resulted in an increase of $63 thousand in interest expense. The net effect to interest expense was an increase of $522 thousand.

As a result, the increase in net interest income for the first six months in 2018 is mostly attributed to increasing rates in the loan portfolio.

The volume rate analysis for the three months ended June 30, 2018 indicates that the $672 thousand increase in net interest income is attributable to an increase of $268 thousand due to change in growth in the Company’s balance sheet and an increase of $404 thousand is a result of changes in rates.

Changes in Interest Income and Expense

	Six Months Ended
	2018 vs. 2017
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$72	$1,155	$1,227
Investment Securities	198	370	568
Other	(157)	172	15
Total Interest Income	113	1,697	1,810
INTEREST EXPENSE
Deposits
Demand	(24)	388	364
Savings	—	6	6
Negotiable Certificates of Deposit and Other Time Deposits	(200)	252	52
Securities sold under agreements to repurchase and other borrowings	(195)	204	9
Federal Home Loan
Bank advances	63	28	91
Total Interest Expense	(356)	878	522
Net Interest Income	$469	$819	$1,288

	Three Months Ended
	2018 vs. 2017
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$191	$518	$709
Investment Securities	63	193	256
Other	23	(22)	1
Total Interest Income	277	689	966
INTEREST EXPENSE
Deposits
Demand	36	160	196
Savings	—	3	3
Negotiable Certificates of Deposit and Other Time Deposits	(65)	86	21
Securities sold under agreements to repurchase and other borrowings	(23)	44	21
Federal Home Loan
Bank advances	61	(8)	53
Total Interest Expense	9	285	294
Net Interest Income	$268	$404	$672

Non-Interest Income

Non-interest income decreased $1.3 million for the six months ended June 30, 2018, compared to the same period in

2017, to $6.4 million. Non-interest income increased $13 thousand for the three months ended June 30, 2018, compared to the three months ended June 30 2017, to remain at $3.3 million.

Decreases to non-interest income for the six months ended June 30, 2018 compared to the six months ended June 30,

2017 include a decrease of $117 thousand in gains on the sale of securities, a decrease of $26 thousand in loan servicing fees, a decrease of $51 thousand in trading securities, a decrease of $24 thousand in brokerage income, and a decrease of $1.2 million in gain on bank premises which relates to the 2017 sale of a branch building.

The gain on the sale of loans decreased from $1.0 million during the first six months of 2017 to $819 thousand during the first six months of 2018, a decrease of $222 thousand. For the three months ended June 30, the gain on the sale of loans decreased from $491 thousand in 2017 to $445 thousand in 2018.

The volume of loans originated to sell during the first six months of 2018 decreased $3.9 million compared to the same time period in 2017.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization and impairment expense, was $148 thousand for the six months ended June 30, 2018 compared to $174 thousand for the six months ended June 30, 2017, a decrease of $26 thousand. During the first six months of 2018, the market value adjustment to the carrying value of the mortgage servicing right was a net recovery of prior-writedowns of $56 thousand for the six months ended June 30, 2018, as the fair value of this asset increased, and no adjustments were made during the three months ended June 30, 2018.  During the six months ended June 30 2017, the market value adjustment to the carrying value of the mortgage servicing right asset was a net recovery of $34 thousand as the fair value of the mortgage servicing asset increased, and a net write-down of $5 thousand for the three months ended June 30, 2017.

Non-Interest Expense

Total non-interest expense increased $139 thousand for the six month period ended June 30, 2018 compared to the same period in 2017. Total non-interest expense increased $35 thousand for the three month period ended June 30, 2018 compared to the three months ended June 30, 2017. Management continues to consider opportunities for branch expansion, and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense.

For the comparable six month periods, salaries and employees benefits expense increased $257 thousand, an increase of 2.9%. The number of full-time employee equivalent employees decreased from 243 at June 30, 2017 to 234 at June 30, 2018, a decrease of nine full-time employee equivalent employees. For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, salaries and employee benefits expense increased $209 thousand, or 4.6%.

Occupancy expense increased $115 thousand to $2.1 million for the first six months of 2018 compared to the same time period in 2017. Occupancy expense was $1.1 million for the three months ended June 30, 2018 compared to $984 thousand for the three months ended June 30, 2017, an increase of 10.2%.

Legal and professional fees decreased $52 thousand for the six months ended June 30, 2018 compared to the first six months in 2017.  The reduction in legal and professional fees is attributed to expenses being higher for the six months ended June 30, 2017 due to the Company incurring additional expense related to acquiring the services of an outside firm to help the Company identify ways to become more efficient and profitable.

Debit card expenses increased $48 thousand for the six months ended June 30, 2018 compared to the first six months of 2017 and decreased $11 thousand for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The year to date increase in debit card expense is attributed to an increase in debit card interchange activity which also resulted in increases in debit card interchange income as shown on the income statement.

Repossession expense decreased $128 thousand for the first six months ended June 30, 2018 compared to the same time period in 2017 and decreased $64 thousand for the three month period ended June 30, 2018 compared to the three months ended June 30, 2017. Repossession expenses are reported net of rental income earned on repossessed properties.

Income Taxes

The effective tax rate for the six months ended June 30, 2018 was 12.0% compared to 19.6% in 2017. The effective tax rate for the three months ended June 30, 2018 was 12.5% compared to 17.1% in 2017. The effective tax rate was higher in 2017 due to lower tax rates in 2018.  On December 22, 2017, the “Tax Cuts and Jobs Act” was enacted into legislation.  As a result, the 2018 statutory tax rate for the Company is 21% compared to 34% in recent prior years.

These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.

The Company also has a captive insurance subsidiary which contributes to reducing taxable income. Income tax expense decreased $506 thousand for the six months ended June 30, 2018 compared to the first six months in 2017. Tax-exempt interest income decreased $241 thousand for the first six months of 2018 compared to the first six months of 2017. Further, for the first six months of 2018, the Company had tax credits totaling $277 thousand for investments made in low income housing projects compared to similar tax credits of $277 for the first six months of 2017.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky. In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.

For the six months ended June 30, 2018, the Company averaged $64.2 million in tax free securities and $38.5 million in tax free loans. As of June 30, 2018, the weighted average remaining maturity for the tax free securities is 82 months, while the weighted average remaining maturity for the tax free loans is 136 months.

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

Cash and cash equivalents were $28.8 million as of June 30, 2018 compared to $39.2 million at December 31, 2017.

The decrease in cash and cash equivalents is attributed to a decrease of $10.1 million in cash and due from banks and a decrease of $316 thousand in federal funds sold. The decrease in cash and cash equivalents is mostly attributed to deposits balances being greater at December 31 for our public entity depositors due to the recent collection of tax revenues. As the tax dollars are dispersed throughout the year, the balances for these depositors will decrease resulting in a decrease in the Company’s cash and cash equivalents.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $290.5 million at June 30, 2018 compared to $318.2 million at December 31, 2017. The securities available for sale are available to meet liquidity needs on a continuing basis. However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first six months of 2018, deposits decreased $12.8 million compared to December 31, 2017. The Company’s borrowed funds from the Federal Home Loan Bank increased $4.0 million from December 31, 2017 to June 30, 2018, federal funds purchased increased $15.7 million, and total repurchase agreements decreased $10.8 million from December 31, 2017 to June 30, 2018.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used. We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of June 30, 2018, we have sufficient collateral to borrow an additional $67 million from the Federal Home Loan Bank.

In addition, as of June 30, 2018, $38 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $202 million in brokered deposits. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier 1 Capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).  Management believes, as of June 30, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The capital conservation buffer was 1.875% at June 30, 2018 and the Company is in compliance with the capital conservation buffer.  The final rule became effective for the Bank on January 1, 2016.  In accordance with the final rule, the capital conservation buffer requirement began being phased in beginning January 1, 2016 and will continue through January 1, 2019, when the full capital conservation buffer requirement will be effective. The Company’s and the Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2018
Consolidated
Total Capital (to Risk-Weighted Assets)	$106,877	15.4%	$55,355	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	98,613	14.3	41,516	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	91,613	13.2	31,137	4.5	N/A	N/A
Tier I Capital (to Average Assets)	98,613	9.5	41,543	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$102,923	14.8%	$55,794	8.0%	$69,742	10.0%
Tier I Capital (to Risk-Weighted Assets)	94,658	13.6	41,845	6.0	55,794	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	94,658	13.6	31,384	4.5	45,332	6.5
Tier I Capital (to Average Assets)	94,658	9.1	41,453	4.0	51,817	5.0

December 31, 2017
Consolidated
Total Capital (to Risk-Weighted Assets)	$101,896	14.9%	$54,599	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	94,092	13.8	40,949	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	87,092	12.8	30,712	4.5	N/A	N/A
Tier I Capital (to Average Assets)	94,092	9.2	40,754	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$99,688	14.6%	$54,581	8.0%	$68,226	10.0%
Tier I Capital (to Risk-Weighted Assets)	91,884	13.5	40,936	6.0	54,581	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	91,884	13.5	30,702	4.5	44,347	6.5
Tier I Capital (to Average Assets)	91,884	9.0	40,669	4.0	50,836	5.0

Non-Performing Assets

As of June 30, 2018, our non-performing assets totaled $3.4 million or 0.32% of assets compared to $3.8 million or

0.36% of assets at December 31, 2017 (See table below.) The Company experienced an increase of $57 thousand in nonaccrual loans from December 31, 2017 to June 30, 2018. As of June 30, 2018, non-accrual loans include $322 thousand in loans secured by commercial properties, $92 thousand in loans secured by farmland, $568 thousand in loans secured by 1-4 family properties, $226 thousand in loans secured by non-farm and non-residential properties and $42 thousand in consumer loans.

Loans secured by real estate composed 70.9% of the non-performing, nonaccrual loans as of June 30, 2018 and 99.1% as of December 31, 2017. Forgone interest income on non-accrual loans totaled $55 thousand for the first six months of 2018 compared to forgone interest of $102 thousand for the same time period in 2017. Accruing loans that are contractually 90 days or more past due as of June 30, 2018 totaled $717 thousand compared to $231 thousand at December 31, 2017, an increase of $486 thousand.

Total nonperforming and restructured loans increased $543 thousand from December 31, 2017 to June 30, 2018. The increase in non-performing loan balances contributed to the increase in the ratio of nonperforming and restructured loans of seven basis points to 0.29% from December 31, 2017 to June 30, 2018.

In addition, the amount the Company has recorded as other real estate owned decreased $1.0 million from December 31, 2017 to June 30, 2018. As of June 30, 2018, the amount recorded as other real estate owned totaled $1.4 million compared to $2.4 million at December 31, 2017. During the first six months of 2018, $121 thousand in loan balances were foreclosed upon and added to other real estate properties while $1.2 million in other real estate properties were sold. The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 202% at December 31, 2017 to 329% at June 30, 2018.

Nonperforming and Restructured Assets

	6/30/2018	12/31/2017
	(in thousands)
Non-accrual Loans	$1,250	$1,193
Accruing Loans which are Contractually past due 90 days or more	717	231
Accruing Troubled Debt Restructurings	—	—
Total Nonperforming and Restructured Loans	1,967	1,424
Other Real Estate	1,404	2,404
Total Nonperforming and Restructured Loans and Other Real Estate	$3,371	$3,828
Nonperforming and Restructured Loans as a Percentage of Loans	0.29%	0.22%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.32%	0.36%
Allowance as a Percentage of Period-end Loans	1.22%	1.19%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	243%	202%

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

Provision for Loan Losses

The loan loss provision for the first six months of 2018 was $250 thousand compared to $550 thousand for the first six months of 2017. The loan loss provision for the three months ended June 30, 2018 was $250 thousand compared to $200 thousand for the three months ended June 30, 2017. The decrease in the total loan loss provision during the first six months of 2018 compared to the same time period in 2017 is largely attributed to recording net recoveries of prior charge-offs of $214 thousand during the six months ended June 30, 2018.  The allowance for loan losses as a percentage of loans was 1.22% at June 30, 2018 compared to 1.22% at June 30, 2017.

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

Nonperforming loans and restructured loans decreased $337 thousand from December 31, 2017 to $1.1 million at June 30, 2018. The Company recorded net recoveries of $214 thousand for the six months ended June 30, 2018 compared to net charge-offs of $133 thousand for the six months ended June 30, 2017. During the first six months of 2018, the Company recorded recoveries of $368 for two loans which were charged-off in a prior year. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Six Months Ended June 30,
	(in thousands)
	2018	2017
Balance at Beginning of Period	$7,720	$7,541
Amounts Charged-Off:
Commercial	—	15
1-4 family residential	63	33
Consumer and other	506	570
Total Charged-off Loans	569	618
Recoveries on Amounts Previously Charged-off:
Commercial	6	15
Real Estate Construction	—	1
1-4 family residential	262	5
Multi-family residential	6	7
Agricultural	146	28
Consumer and other	363	429
Total Recoveries	783	485
Net Charge-offs (Recoveries)	(214)	133
Provision for Loan Losses	250	550
Balance at End of Period	8,184	7,958
Loans
Average	656,515	655,491
At June 30,	668,778	650,657
As a Percentage of Average Loans:
Net Charge-offs for the period	(0.03)%	0.02%
Provision for Loan Losses for the period	0.04%	0.08%
Allowance as a Multiple of Net Charge-offs annualized	(19.1)	29.9

	Three Months Ended June 30,
	(in thousands)
	2018	2017
Balance at Beginning of Period:	$7,905	$7,876
Amounts Charged-Off:
Commercial	—	13
1-4 family residential	1	22
Consumer and other	264	308
Total Charged-off Loans	265	343
Recoveries on Amounts Previously Charged-off:
Commercial	6	7
Real Estate Construction	—	1
1-4 family residential	5	4
Multi-family residential	3	4
Agricultural	123	18
Consumer and other	157	191
Total Recoveries	294	225
Net Charge-offs	(29)	118
Provision for Loan Losses	250	200
Balance at End of Period	8,184	7,958
Loans
Average	661,220	655,665
At June 30,	668,778	650,657
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	(0.00)%	0.02%
Provision for Loan Losses for the period	0.04%	0.03%
Allowance as a Multiple of Net Charge-offs annualized	(70.6)	16.9

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

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of June 30, 2018, the projected percentage changes are within limits approved by our Board of Directors (“Board”).

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

The projected net interest income report summarizing our interest rate sensitivity as of June 30, 2018 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

Change in basis points:	- 100	Level Rates	+ 100	+ 300
Year One (7/18-6/19)
Net interest income percentage change	(2.1)%	N/A	0.5%	0.6%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of June 30, 2017 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

		Level
Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (7/17-6/18)
Net interest income percentage change	(2.7)%	N/A	0.4%	0.1%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

Projections from June 30, 2018 and June 30, 2017, year one reflected declines of 2.1% and 2.7% in net interest income assuming rates were to decline 100 basis points.  Assuming an increase in rates of 100 basis points, projections  reflected a 0.5% increase in net interest income as of June 30, 2018 and a 0.4% increase as of June 30, 2017.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the June 30, 2018, balance sheet, a 100 basis point decrease in rates results in a 5.6% decrease in EVE.  A 100 basis point increase in rates results in a 0.1% increase in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
4/1/18-4/30/18	—	$—	—	100,912	shares

5/1/18-5/31-18	—	—	—	100,912	shares

6/1/18-6/30/18	—	—	—	100,912	shares

Total	—	$—	—	100,912	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 50,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through June 30, 2018, 349,088 shares have been purchased.

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

KENTUCKY BANCSHARES, INC.

Date	8/8/18	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	8/8/18	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer