Form 10-Q
period 2018-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2018-11-08
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of  October 31, 2018:  2,977,686.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollar amounts in thousands except per share data)

	9/30/2018	12/31/2017
ASSETS
Cash and due from banks	$25,911	$38,851
Federal funds sold	186	321
Cash and cash equivalents	26,097	39,172
Interest bearing time deposits	2,275	1,830
Securities available for sale	278,575	318,177
Loans held for sale	3,699	1,231
Loans	685,738	648,535
Allowance for loan losses	(8,199)	(7,720)
Net loans	677,539	640,815
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	1,004	2,404
Bank premises and equipment, net	17,525	16,539
Interest receivable	4,138	3,951
Mortgage servicing rights	1,614	1,511
Goodwill	14,001	14,001
Other intangible assets	267	369
Bank owned life insurance	10,136	—
Other assets	8,973	6,159
Total assets	$1,052,877	$1,053,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$244,155	$230,241
Time deposits, $250,000 and over	48,374	79,578
Other interest bearing	528,211	505,454
Total deposits	820,740	815,273
Repurchase agreements	8,248	19,900
Short-term Federal Home Loan Bank advances	11,900	8,400
Long-term Federal Home Loan Bank advances	91,824	90,332
Note payable	2,841	3,321
Subordinated debentures	7,217	7,217
Interest payable	818	838
Other liabilities	7,924	7,583
Total liabilities	951,512	952,864

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,978,326 and 2,971,522 shares issued and outstanding at September 30, 2018 and December 31, 2017	21,130	20,931
Retained earnings	87,118	80,395
Accumulated other comprehensive loss	(6,883)	(997)
Total stockholders’ equity	101,365	100,329
Total liabilities and stockholders’ equity	$1,052,877	$1,053,193

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
INTEREST INCOME:
Loans, including fees	$8,718	$7,779	$25,151	$22,985
Securities
Taxable	1,435	1,156	4,486	3,353
Tax exempt	429	625	1,378	1,801
Trading assets	—	27	—	86
Other	159	132	496	454
Total interest income	10,741	9,719	31,511	28,679
INTEREST EXPENSE:
Deposits	1,112	668	2,863	1,997
Repurchase agreements and federal funds purchased	53	38	117	89
Federal Home Loan Bank advances	500	466	1,376	1,251
Note payable	39	48	101	147
Subordinated debentures	95	75	285	232
Total interest expense	1,799	1,295	4,742	3,716
Net interest income	8,942	8,424	26,769	24,963
Provision for loan losses	150	100	400	650
Net interest income after provision	8,792	8,324	26,369	24,313
NON-INTEREST INCOME:
Service charges	1,375	1,281	3,989	3,806
Loan service fee income, net	64	60	212	234
Trust department income	332	304	967	879
Gain (loss) on sale of available for sale securities, net	66	60	(8)	103
Gain (loss) on trading assets	—	(15)	—	36
Gain on sale of loans	472	415	1,291	1,456
Brokerage income	192	215	542	589
Debit card interchange income	815	763	2,415	2,274
Gain on bank premises	(9)	—	(9)	1,200
Income from bank-owned life insurance	85	—	176	—
Other	91	88	267	239
Total other income	3,483	3,171	9,842	10,816
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,776	4,592	13,986	13,545
Occupancy expenses	955	935	3,019	2,884
Repossession expenses, net	19	104	76	289
FDIC Insurance	80	86	236	274
Legal and professional fees	223	285	648	762
Data processing	456	409	1,388	1,309
Debit card expenses	453	486	1,319	1,304
Amortization expense of intangible assets, excluding mortgage servicing right	31	38	102	124
Advertising and marketing	218	212	658	636
Taxes other than payroll, property and income	312	304	937	904
Telephone	69	83	267	342
Postage	69	92	241	270
Loan fees	55	40	112	151
Other	801	669	2,402	2,276
Total other expenses	8,517	8,335	25,391	25,070
Income before income taxes	3,758	3,160	10,820	10,059
Provision for income taxes	480	568	1,326	1,920
Net income	$3,278	$2,592	$9,494	$8,139
Earnings per share
Basic	$1.10	$0.87	$3.19	$2.74
Diluted	1.10	0.87	3.19	2.74
Dividends per share	0.31	0.29	0.93	0.87

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Net income	$3,278	$2,592	$9,494	$8,139

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	(1,862)	(468)	(7,459)	2,862
Reclassification of realized amount	(66)	(60)	8	(103)
Net change in unrealized gain (loss) on securities	(1,928)	(528)	(7,451)	2,759
Less: Tax impact	405	180	1,565	(938)
Other comprehensive income (loss)	(1,523)	(348)	(5,886)	1,821

Comprehensive income	$1,755	$2,244	$3,608	$9,960

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
Balances, December 31, 2017	2,971,522	$20,931	$80,395	$(997)	$100,329
Common stock issued (employee stock grants of 5,223 shares, net of 497 shares forfeited, director stock grants of 981 shares and director stock options exercised of 600 shares)	6,804	64	—	—	64
Stock compensation expense	—	135	—	—	135
Other comprehensive loss	—	—	—	(5,886)	(5,886)
Net income	—	—	9,494	—	9,494
Dividends declared - $0.93 per share	—	—	(2,771)	—	(2,771)
Balances, September 30, 2018	2,978,326	$21,130	$87,118	$(6,883)	$101,365

(1)	Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(Dollar amounts in thousands)

	Nine Months Ended
	9/30/2018	9/30/2017
Cash Flows From Operating Activities
Net Income	$9,494	$8,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	939	893
Amortization (accretion), net	(338)	(379)
Securities amortization (accretion), net	669	794
Stock based compensation expense	135	121
Provision for loan losses	400	650
Securities losses (gains) available for sale gains, net	8	(103)
Net change in trading assets	—	(122)
Net increase in cash surrender value of bank-owned life insurance	(136)	—
Originations of loans held for sale	(47,422)	(46,559)
Proceeds from sale of loans	46,245	47,423
Losses (gains) on sale of bank premises and equipment	9	(1,200)
Losses (gains) on other real estate	(149)	(11)
Gain on sale of loans	(1,291)	(1,456)
Write-downs of other real estate, net	—	141
Changes in:
Interest receivable	(187)	(70)
Other assets	(1,247)	4
Interest payable	(20)	104
Deferred taxes	(2)	12
Other liabilities	341	(354)
Net cash from operating activities	7,448	8,027
Cash Flows From Investing Activities
Net change in interest bearing time deposits	(445)	3,199
Purchases of securities available for sale	(21,691)	(59,235)
Purchase of bank owned life insurance	(10,000)	—
Proceeds from sales of securities available for sale	16,707	14,559
Proceeds from principal payments, maturities and calls securities available for sale	36,458	30,570
Net change in loans	(36,988)	5,048
Purchases of bank premises and equipment	(1,934)	(2,270)
Proceeds from the sale of bank premises and equipment	—	2,062
Capitalized expenditures for other real estate	(74)	—
Proceeds from the sale of other real estate	1,824	922
Net cash used in investing activities	(16,143)	(5,145)
Cash Flows From Financing Activities:
Net change in deposits	5,467	(54,602)
Net change in federal funds purchased	—	17,302
Net change in repurchase agreements	(11,652)	3,197
Net change in short-term Federal Home Loan Bank advances	3,500	8,530
Proceeds from long-term Federal Home Loan Bank advances	16,394	13,000
Repayment of long-term Federal Home Loan Bank advances	(14,902)	(11,835)
Repayment of note payable	(480)	(328)
Proceeds from issuance of common stock	64	64
Purchase of common stock	—	(263)
Dividends paid	(2,771)	(2,585)
Net cash (used in) from financing activities	(4,380)	(27,520)
Net change in cash and cash equivalents	(13,075)	(24,638)
Cash and cash equivalents at beginning of period	39,172	43,250
Cash and cash equivalents at end of period	$26,097	$18,612
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$4,762	$3,612
Income taxes	1,585	1,600
Supplemental disclosures of non-cash investing activities
Securities transactions in process, payable	—	7,642
Real estate acquired through foreclosure	201	1,897

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018. ASU 2016-02 initially required a restatement of comparative financial statements from the earliest historical period presented to reflect consistent application of the rule in comparative historical periods but in July 2018 the FASB issued accounting standards update 2018-11, which provided an alternative transition method. Under the alternative transition method, provided in ASU 2018-11, the impact of applying the new lease accounting rules to comparative periods may be captured by a cumulative-effect adjustment to retained earnings in the initial period of adoption.  Kentucky Bancshares plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019. At adoption, Kentucky Bancshares will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis. As of September 30, 2018, all leases in which Kentucky Bancshares was the lessee were classified as operating leases. The adoption of this standard will not have a material impact on the Company’s consolidated statements of income, balance sheet or regulatory capital as the Company has an immaterial amount of leases in which it is the lessee.

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

ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year. ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017. All subsequently issued ASUs which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective. There was no material impact to the Company’s financial statements related to thesce changes.

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

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The updated guidance improves the disclosure requirements on fair value measurements.  The ASU removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements; and for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

The ASU modifies certain disclosures required by Topic 820 related to disclosure of transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities for nonpublic entities; the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly for investments in certain entities that calculate net asset value; and clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.  The ASU adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  The amendments in this update become effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
September 30, 2018
U.S. treasury notes	$4,036	$—	$(96)	$3,940
U. S. government agencies	32,443	369	(891)	31,921
States and political subdivisions	71,790	416	(1,251)	70,955
Mortgage-backed - residential	132,966	8	(6,268)	126,706
Mortgage-backed - commercial	45,784	—	(1,012)	44,772
Equity securities	270	11	—	281
Total	$287,289	$804	$(9,518)	$278,575

December 31, 2017
U.S. treasury notes	$4,046	$—	$(22)	$4,024
U. S. government agencies	41,658	405	(358)	41,705
States and political subdivisions	88,485	1,783	(133)	90,135
Mortgage-backed - residential	132,664	43	(2,330)	130,377
Mortgage-backed - commercial	52,267	18	(689)	51,596
Equity securities	320	20	—	340
Total	$319,440	$2,269	$(3,532)	$318,177

The amortized cost and fair value of securities as of September 30, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 9.

	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	32,945	32,734
Due after five years through ten years	23,297	22,868
Due after ten years	52,027	51,214
	108,269	106,816
Mortgage-backed - residential	132,966	126,706
Mortgage-backed - commercial	45,784	44,772
Equity	270	281
Total	$287,289	$278,575

Proceeds from sales of securities during the first nine months of 2018 and 2017 were $16.7 million and $14.6 million.  Gross gains of $138 thousand and $105 thousand and gross losses of $146 thousand and $2 thousand were realized on those sales, respectively.  The tax provision related to these realized net gains or losses was $(2) thousand and $35 thousand, respectively.

Proceeds from sales of securities during the three months ended September 30, 2018 and September 30, 2017 were $2.0 million and $10.5 million.  Gross gains of $72 thousand and $60 thousand and gross losses of $6 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains or losses was $(1) thousand and $20 thousand, respectively.

Securities with unrealized losses at September 30, 2018 and at December 31, 2017 not recognized in income are as follows:

September 30, 2018

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$3,940	$(96)	$—	$—	$3,940	$(96)
U.S. government agencies	17,730	(362)	14,191	(529)	31,921	(891)
States and municipals	62,866	(924)	8,089	(327)	70,955	(1,251)
Mortgage-backed - residential	52,283	(2,342)	74,423	(3,926)	126,706	(6,268)
Mortgage-backed - commercial	21,483	(72)	23,289	(940)	44,772	(1,012)
Total temporarily impaired	$158,302	$(3,796)	$119,992	$(5,722)	$278,294	$(9,518)

December 31, 2017

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$4,024	$(22)	$—	$—	$4,024	$(22)
U.S. government agencies	18,405	(130)	12,692	(228)	31,097	(358)
States and municipals	15,442	(97)	2,769	(36)	18,211	(133)
Mortgage-backed - residential	70,646	(817)	54,760	(1,513)	125,406	(2,330)
Mortgage-backed - commercial	39,394	(409)	7,371	(280)	46,765	(689)
Total temporarily impaired	$147,911	$(1,475)	$77,592	$(2,057)	$225,503	$(3,532)

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

3.LOANS

Loans at period-end are as follows:

(in thousands)

	9/30/2018	12/31/2017
Commercial	$85,214	$80,070
Real estate construction	26,259	20,816
Real estate mortgage:
1-4 family residential	249,130	238,121
Multi-family residential	46,740	39,926
Non-farm & non-residential	194,693	192,074
Agricultural	63,275	59,176
Consumer	20,304	18,182
Other	123	170
Total	$685,738	$648,535

Activity in the allowance for loan losses for the nine month and three month periods indicated was as follows:

	Nine Months Ended September 30, 2018
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$975	$—	$6	$163	$1,144
Real estate Construction	462	—	—	(42)	420
Real estate mortgage:
1-4 family residential	2,316	(91)	266	125	2,616
Multi-family residential	640	—	9	90	739
Non-farm & non-residential	1,554	—	—	95	1,649
Agricultural	494	—	149	(186)	457
Consumer	582	(166)	37	(33)	420
Other	18	(613)	482	173	60
Unallocated	679	—	—	15	694
	$7,720	$(870)	$949	$400	$8,199

	Three Months Ended September 30, 2018
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$1,183	$—	$—	$(39)	$1,144
Real estate construction	398	—	—	22	420
Real estate mortgage:
1-4 family residential	2,453	(28)	4	187	2,616
Multi-family residential	737	—	3	(1)	739
Non-farm & non-residential	1,604	—	—	45	1,649
Agricultural	475	—	3	(21)	457
Consumer	582	(73)	15	(104)	420
Other	49	(200)	141	70	60
Unallocated	703	—	—	(9)	694
	$8,184	$(301)	$166	$150	$8,199

	Nine Months Ended September 30, 2017
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$789	$(35)	$17	$161	$932
Real estate Construction	564	—	1	120	685
Real estate mortgage:
1-4 family residential	2,301	(203)	8	248	2,354
Multi-family residential	581	—	10	39	630
Non-farm & non-residential	1,203	(78)	—	304	1,429
Agricultural	856	—	47	(420)	483
Consumer	547	(128)	34	80	533
Other	60	(682)	573	91	42
Unallocated	640	—	—	27	667
	$7,541	$(1,126)	$690	$650	$7,755

	Three Months Ended September 30, 2017
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$1,006	$(20)	$2	$(56)	$932
Real estate Construction	584	—	—	101	685
Real estate mortgage:
1-4 family residential	2,575	(170)	3	(54)	2,354
Multi-family residential	645	—	3	(18)	630
Non-farm & non-residential	1,322	(78)	—	185	1,429
Agricultural	504	—	19	(40)	483
Consumer	561	(26)	6	(8)	533
Other	76	(214)	172	8	42
Unallocated	685	—	—	(18)	667
	$7,958	$(508)	$205	$100	$7,755

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.9 million as of September 30, 2018 and $2.6 million at December 31, 2017) in loans by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017:

	Individually	Collectively
As of September 30, 2018	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$191	$953	$1,144
Real estate construction	—	420	420
Real estate mortgage:
1-4 family residential	10	2,606	2,616
Multi-family residential	—	739	739
Non-farm & non-residential	—	1,649	1,649
Agricultural	—	457	457
Consumer	—	420	420
Other	—	60	60
Unallocated	—	694	694
	$201	$7,998	$8,199
Loans:
Commercial	$191	$85,023	$85,214
Real estate construction	374	25,885	26,259
Real estate mortgage:
1-4 family residential	214	248,916	249,130
Multi-family residential	685	46,055	46,740
Non-farm & non-residential	230	194,463	194,693
Agricultural	276	62,999	63,275
Consumer	—	20,304	20,304
Other	—	123	123
	$1,970	$683,768	$685,738

	Individually	Collectively
As of December 31, 2017	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$975	$975
Real estate construction	—	462	462
Real estate mortgage:
1-4 family residential	23	2,293	2,316
Multi-family residential	—	640	640
Non-farm & non-residential	—	1,554	1,554
Agricultural	—	494	494
Consumer	—	582	582
Other	—	18	18
Unallocated	—	679	679
	$23	$7,697	$7,720
Loans:
Commercial	$—	$80,070	$80,070
Real estate construction	—	20,816	20,816
Real estate mortgage:
1-4 family residential	206	237,915	238,121
Multi-family residential	—	39,926	39,926
Non-farm & non-residential	1,130	190,944	192,074
Agricultural	284	58,892	59,176
Consumer	—	18,182	18,182
Other	—	170	170
Total	$1,620	$646,915	$648,535

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2018 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction	$374	$374	$ ─	$94	$3	$3
Real estate mortgage:
1-4 family residential	77	77	─	62	4	4
Multi-family residential	684	684	─	523	37	37
Non-farm and non-residential	230	230	─	1,061	8	8
Agricultural	277	277	─	312	11	11

With an allowance recorded:
Commercial	191	191	191	128	18	18
Real estate mortgage:
1-4 family residential	137	137	10	543	5	5
Total	$1,970	$1,970	$201	$2,723	$86	$86

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the nine months ended September 30, 2017:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
Non-farm and non-residential	$1,243	$42	$42
Agricultural	410	9	9

With an allowance recorded:
Real estate mortgage:
1-4 family residential	1,045	8	8
Total	$2,698	$59	$59

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

The following tables present loans individually evaluated for impairment by class of loans for the three months ended September 30, 2018 and September 30, 2017:

	Three Months Ending September 30, 2018
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	78	1	1
Multi-family residential	691	13	13
Non-farm and non-residential	231	2	2
Agricultural	278	3	3

With an allowance recorded:
Commercial	257	—	—
Real estate mortgage:
1-4 family residential	138	2	2
Total	$2,047	$21	$21

	Three Months Ending September 30, 2017
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
Non-farm and non-residential	$2,431	$17	$17
Agricultural	491	2	2
With an allowance recorded:
Real estate mortgage:
1-4 family residential	455	1	1
Total	$3,377	$20	$20

The following tables present the recorded investment in nonaccrual, loans past due over 90 days still on accrual and accruing troubled debt restructurings by class of loans as of September 30, 2018 and December 31, 2017:

		Loans Past Due
		Over 90 Days
As of September 30, 2018		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$214	$23	$—
Real estate construction	—	374	—
Real estate mortgage:
1-4 family residential	508	129	—
Non-farm & non-residential	225	59	—
Agricultural	91	—	—
Consumer	30	23	—
Total	$1,068	$608	$—

		Loans Past Due
		Over 90 Days
As of December 31, 2017		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$—	$32	$—
Real estate mortgage:
1-4 family residential	1,086	184	—
Agricultural	96	—	—
Consumer	11	15	—
Total	$1,193	$231	$—

Nonaccrual loans secured by real estate make up 77.1% of the total nonaccrual loan balances at September 30, 2018.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of September 30, 2018 and December 31, 2017 by class of loans:

	30–59	60–89	Greater than		Total
As of September 30, 2018	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$31	$74	$23	$214	$342	$84,872
Real estate construction	1,104	—	374	—	1,478	24,781
Real estate mortgage:
1-4 family residential	1,418	313	129	508	2,368	246,762
Multi-family residential	—	—	—	—	—	46,740
Non-farm & non-residential	430	—	59	225	714	193,979
Agricultural	377	200	—	91	668	62,607
Consumer	132	41	23	30	226	20,078
Other	—	—	—	—	—	123
Total	$3,492	$628	$608	$1,068	$5,796	$679,942

	30–59	60–89	Greater than		Total
As of December 31, 2017	Days	Days	90 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$678	$44	$32	$—	$754	$79,316
Real estate construction	—	—	—	—	—	20,816
Real estate mortgage:
1-4 family residential	2,222	321	184	1,086	3,813	234,308
Multi-family residential	—	—	—	—	—	39,926
Non-farm & non-residential	162	—	—	—	162	191,912
Agricultural	249	—	—	96	345	58,831
Consumer	132	14	15	11	172	18,010
Other	—	—	—	—	—	170
Total	$3,443	$379	$231	$1,193	$5,246	$643,289

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

The Company had no loans classified as troubled debt restructurings as of September 30, 2018 or December 31, 2017.

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

As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of September 30, 2018		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$83,873	$867	$283	$191
Real estate construction	24,989	872	398	—
Real estate mortgage:
1-4 family residential	242,181	2,794	4,155	—
Multi-family residential	43,555	2,500	685	—
Non-farm & non-residential	185,713	8,308	654	18
Agricultural	58,756	3,826	693	—
Total	$639,067	$19,167	$6,868	$209

As of December 31, 2017		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$78,326	$1,703	$41	$—
Real estate construction	20,816	—	—	—
Real estate mortgage:
1-4 family residential	230,103	3,522	4,496	—
Multi-family residential	36,654	2,551	721	—
Non-farm & non-residential	183,230	7,240	1,604	—
Agricultural	54,765	3,682	729	—
Total	$603,894	$18,698	$7,591	$—

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 90 days past due or on non-accrual status, and total $53 thousand at September 30, 2018 and $26 thousand at December 31, 2017.

Non-consumer loans with an outstanding balance less than $200 thousand are evaluated similarly to consumer loans. Loan performance is evaluated based on delinquency status. Both are reviewed at least quarterly and credit quality grades are updated as needed

4.REAL ESTATE OWNED

Activity in real estate owned, net was as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Beginning of year	$2,404	$1,824
Additions	201	1,897
Capitalized Expenditures	74	—
Sales	(1,675)	(911)
Fair value adjustments	—	(141)
End of period	$1,004	$2,669

Activity in the valuation allowance was as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017

Beginning of year	$777	$803
Fair value adjustments	—	141
Reductions from sale	(364)	(46)

End of Period	$413	$898

Expenses related to foreclosed assets include (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net gains on sales, included in other income on income statement	$(149)	$(11)

Fair value adjustments	—	141
Operating expenses, net of rental income	76	148
Repossession expense, net	76	289

Net expense, net of gain or loss on sales, for the period	$(73)	$278

	Three Months Ended
	September 30,
	2018	2017
Net (gains) losses on sales, included in other income on income statement	$(34)	$6

Fair value adjustments	—	103
Operating expenses, net of rental income	19	1
Repossession expense, net	19	104

Net expense, net of gain or loss on sales, for the period	$(15)	$110

5.EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$9,494	$8,139
Weighted average common shares outstanding	2,978	2,955
Basic and diluted earnings per share	$3.19	$2.74

	Three Months Ended
	September 30,
	2018	2017
	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$3,278	$2,592
Weighted average common shares outstanding	2,962	2,955
Basic and diluted earnings per share	$1.10	$0.87

Stock options for 0 shares of common stock for the nine months and three months ended September 30, 2018 and September 30, 2017 were excluded from diluted earnings per share because their impact was antidilutive.

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

Summary of activity in the stock option plan for the first nine months of 2018 follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding, beginning of year	600	$31.00
Granted	—	—		—
Forfeited or expired	—	—		—
Exercised	(600)	31.00
Outstanding, end of period	—	$—	0 months	$—
Vested and expected to vest	—	$—	0 months	$—
Exercisable, end of period	—	$—	0 months	$—

As of September 30, 2018, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since the stock option plan has expired, no additional options will be issued.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 50,000. There were no shares issued during the first nine months of 2018 or 2017.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were 89 shares forfeited during the nine months ended September 30, 2018 and 117 shares were forfeited during the nine months ended September 30, 2017.  There were 18 shares forfeited during the three months ended September 30, 2018 and 117 shares were forfeited during the three months ended September 30, 2017.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2018	6,141	$151,984	$24.75
Vested	(3,090)	(72,224)	23.37
Forfeited	(89)	(2,356)	26.48
Nonvested at September 30, 2018	2,962	$77,404	$26.13

(1) Grant date fair value in thousands

As of September 30, 2018, there was $64 thousand of total unrecognized compensation cost related to nonvested shares granted under the 2005 restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of 1.1 years. As of September 30, 2018, no additional shares are available for issuance under the restricted stock grant plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 150,000.  There were 5,720 shares issued during the nine months ended September 30, 2018 and 6,575 shares were issued during the nine months ended September 30, 2017. There were 408 shares forfeited during the nine months ended September 30, 2018 and 951 shares were forfeited during the nine months ended September 30, 2017.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2018	10,930	$338,545	$30.97
Granted	5,720	263,406	46.05
Vested	(2,448)	(74,504)	30.43
Forfeited	(408)	(15,154)	37.14
Nonvested at September 30, 2018	13,794	$512,293	$37.14
(1)	Grant date fair value in thousands

As of September 30, 2018, there was $480 thousand of total unrecognized compensation cost related to nonvested shares granted under the restricted stock grant plan.  The cost is expected to be recognized over a weighted-average period of  3.5 years. As of September 30, 2018, 127,218, shares are still available for issuance.

7.REPURCHASE AGREEMENTS

Repurchase agreements totaled $8.2 million at September 30, 2018. Of this, $5.2 million were overnight obligations and $3.0 million had terms extending through May 2021 and a weighted remaining average life of 1.6 years. The Company pledged agency and mortgage-backed securities with a carrying amount of $14.3 million to secure repurchase agreements as of September 30, 2018.

8.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5.0 million which had an outstanding balance of $2.8 million as of September 30, 2018. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  The maturity schedule for the term loan as of September 30, 2018 is as follows (in thousands):

2018	$124
2019	511
2020	537
2021	564
2022	593
Thereafter	512
$2,841

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

Net adjustments totaled $201 thousand the first nine months of 2018 and $68 for the first nine months of 2017 and resulted in a Level 3 classification of the inputs for determining fair value.  Net adjustments totaled $(9) thousand for the three months ended September 30, 2018 and $68 thousand for the three months ended September 30, 2017 and resulted in a Level 3 classification of the inputs for determining fair value

Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned “OREO” are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments were $0 for both the nine months and three months ended September 30, 2018.  Such adjustments were $141 thousand for the nine months ended September 30,  2017 and $103 thousand for the three months ended September 30, 2017, and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at September 30, 2018 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$3,940	$—	$3,940	$—
U. S. government agencies	31,921	—	31,921	—
States and municipals	70,955	—	70,955	—
Mortgage-backed - residential	126,706	—	126,706	—
Mortgage-backed-commercial	44,772	—	44,772	—
Equity securities	281	281	—	—
Total	$278,575	$281	$278,294	$—

Fair Value Measurements at December 31, 2017 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$4,024	$—	$4,024	$—
U. S. government agencies	41,705	—	41,705	—
States and municipals	90,135	—	90,135	—
Mortgage-backed - residential	130,377	—	130,377	—
Mortgage-backed - commercial	51,596	—	51,596	—
Equity securities	340	340	—	—
Total	$318,177	$340	$317,837	$—

There were no transfers between level 1 and level 2 during 2018 or 2017.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2018 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family Residential	$127	—	$—	$127

Other real estate owned, net:
Residential	93	—	—	93
Commercial	246	—	—	246

	Fair Value Measurements at December 31, 2017 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$183	—	$—	$183
Other real estate owned, net:
Residential	910	—	—	910
Commercial	200	—	—	200
Mortgage servicing rights	1,323	—	—	1,323

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $127 thousand, which includes a valuation allowance of $10 thousand as of September 30, 2018.  Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $183 thousand, with a valuation allowance of $23 thousand at December 31, 2017.

Four additional loans were impaired at September 30, 2018 when compared to December 31, 2017 and resulted in additional provision for loan loss expense of $201 thousand for the nine months endedSeptember 30, 2018 and $0 for the three months ended September 30, 2018. One new loan became impaired during the nine months and three months ended September 30, 2017 which resulted in $68 thousand in additional provision for loan losses expense.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $339 thousand, which is made up of the outstanding balance of $752 thousand, net of a valuation allowance of $413 thousand as of September 30, 2018. Other real estate owned which was measured at fair value less costs to sell, had a net carrying amount of $1.1 million, which was made up of the outstanding balance of $1.9 million, net of a valuation allowance of $777 thousand at December 31, 2017.   The Company recorded $0 in write-downs of other real estate owned properties for the nine months and three months ended September 30, 2018 and $141 thousand for the nine months ended and $103 thousand for the three months ended September 30, 2017.

At December 31 , 2017, impaired mortgage servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $1.3 million, which was made up of the outstanding balance of $1.4 million, net of a valuation allowance of $56 thousand.  There were no impaired mortgage servicing rights as of September 30, 2018.   For the first nine months of 2018, the Company recorded a net recovery of prior write-downs of $56 thousand and $0 for the three months ended September 30, 2018.  For the nine months ended September 30, 2017, the Company recorded a net recovery of prior write-downs of $40 thousand and net reocveries of prior write-downs of $6 thousand for the three months ended September 30, 2017.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017:

				Range
September 30, 2018	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$127	sales comparison	adjustment for differences between the comparable sales	0%-27%	(2)%
Other real estate owned:
Residential	93	sales comparison	adjustment for differences between the comparable sales	0%-16%	(6)%
Commercial	246	income approach	capitalization rate	10%-10%	(10)%

				Range
December 31, 2017	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$183	sales comparison	adjustment for differences between the comparable sales	3%-27%	(15)%
Other real estate owned:
Residential	910	sales comparison	adjustment for differences between the comparable sales	0%-16%	(6)%
Commercial	200	income approach	capitalization rate	10%-10%	(10)%
Mortgage Servicing Rights	1,323	discounted cash flow	constant prepayment rates	7%-25%	(10)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, as of September 30, 2018 and December 31, 2017 are as follows:

September 30, 2018:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$26,097	$26,097	$—	$—	$26,097
Interest bearing time deposits	2,275	2,275	—	—	2,275
Securities available for sale	278,575	281	278,294	—	278,575
Loans held for sale	3,699	—	3,745	—	3,745
Net Loans	677,539	—	—	669,317	669,317
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,138	—	1,228	2,910	4,138
Financial liabilities
Total deposits	$820,740	$617,646	$199,878	$—	$817,524
Repurchase agreements	8,248	—	8,280	—	8,280
Short-term Federal Home Loan Bank advances	11,900	—	11,900	—	11,900
Long-term Federal Home Loan Bank advances	91,824	—	91,377	—	91,377
Note payable	2,841	—	2,975	—	2,975
Subordinated debentures	7,217	—	—	7,209	7,209
Interest payable	818	—	804	14	818

December 31, 2017:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$39,172	$39,172	$—	$—	$39,172
Interest bearing time deposits	1,830	1,830	—	—	1,830
Securities available for sale	318,177	340	317,837	—	318,177
Loans held for sale	1,231	—	1,269	—	1,269
Net Loans	640,815	—	—	639,421	639,421
Federal Home Loan Bank stock	7,034	—	—	—	—
Interest receivable	3,951	—	1,378	2,573	3,951
Financial liabilities
Total deposits	$815,273	$621,139	$195,143	$—	$816,282
Repurchase agreements	19,900	—	19,968	—	19,968
Short-term Federal Home Loan Bank advances	8,400	—	8,393	—	8,393
Long-term Federal Home Loan Bank advances	90,332	—	86,899	—	86,899
Note payable	3,321	—	3,560	—	3,560
Subordinated debentures	7,217	—	—	7,212	7,212
Interest payable	838	—	825	13	838

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

Loans - Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar credit quality and financial characteristics including the type of loan, interest terms and repayment history. The Company calculates a fair value by using a net present value of scheduled cash flows methodology incorporating estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of market rates for similarly offered products, market interest rate projections, credit spreads and prepayment assumptions. In accordance with ASU 2016-01, the fair value of loans as of September 30, 2018 are based on the notion of exit price.

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

Summary

The Company recorded net income of $9.5 million, or $3.19 basic earnings and diluted earnings per share for the first nine months ended September 30, 2018 compared to $8.1 million or $2.74 basic earnings and diluted earnings per share for the nine month period ended September 30, 2017. The first nine months net earnings reflect an increase of $1.4 million, or 16.7%, compared to the same time period in 2017. The increase in net earnings is mostly attributed to an increase of $1.8 million, or 7.2%, in net interest income, a decrease of $974 thousand, or 9.0%, in non-interest income, an increase of $321 thousand, or 1.3%, in non-interest expense, and a decrease of $250 thousand, or 38.5%, for the provision for loan losses.  The decrease in non-interest income is mostly attributed to the sale of a branch building located in Winchester, Kentucky, to a non-banking real estate investor that was recorded in 2017. The sale was solely for the building and not for the loans or deposits associated with the branch. The sale of the building resulted in a pre-tax gain of approximately $1.2 million.  Absent the sale of the building, non-interest income would have increased $226 thousand from the same period one year ago.

Earnings for the three months ended September 30, 2018 were $3.3 million or $1.10 basic and diluted earnings per share compared to $2.6 million or $0.87 basic and diluted earnings per share for the three month period ended September 30, 2017. The earnings for the three month period in 2018 reflect an increase of 26.5% compared to the same time period in 2017.

For the nine months ended September 30, 2018 and compared to the nine months ended September 30, 2017, service charges increased $183 thousand, gain on the sale of loans decreased $165 thousand, and debit card interchange income increased $141 thousand. Salaries and benefits expense increased $441 thousand, legal and professional fees decreased $114 thousand and occupancy expenses increased $135 thousand.

For the three months ended September 30, 2018 and compared to the three months ended September 30, 2017, service charges increased $94 thousand, debit card interchange income increased $52 thousand, and gains on the sale of loans increased $57 thousand.  Salaries and benefits expense increased $184 thousand, legal and professional fees decreased $62 thousand, data processing expense increased $47 thousand and debit card expense decreased $33 thousand.  For the same three month comparison, repossession expense decreased $85 thousand.

Return on average assets was 1.21% for the nine months ended September 30, 2018 and 1.05% for the nine months ended September 30, 2017. Return on average assets was 1.25% for the three months ended September 30, 2018 and 1.01% for the three months ended September 30, 2017. Return on average equity was 12.67% for the nine month period ended September 30, 2018 and 11.16% for the nine month period ended September 30, 2017. Return on average equity was 12.95% for the three month period ended September 30, 2018 and 10.33% for the three month period ended September 30, 2017.

Securities available for sale decreased $39.6 million from $318.2 million at December 31, 2017 to $278.6 million at September 30, 2018.

Gross Loans increased $37.2 million from $648.5 million on December 31, 2017 to $685.7 million at September 30, 2018. The overall increase in loan balances from December 31, 2017 to September 30, 2018 is comprised of the following: an increase of $11.0 million in 1-4 family residential loans, an increase of $5.1 million in commercial loans, an increase of $6.8 million in multi-family residential loans, an increase of $4.1 million in agricultural loans, an increase of $2.6 million in non-farm and non-residential loans, an increase of $2.1 million in consumer loans, and an increase of $5.4 million in real-estate construction loans. Other loan balances decreased $47 thousand from December 31, 2017 to September 30, 2018.

Total deposits increased from $815.3 million on December 31, 2017 to $820.7 million on September 30, 2018, an increase of $5.4 million. Non-interest bearing demand deposit accounts increased $13.9 million from December 31, 2017 to September 30, 2018 while time deposits $250 thousand and over decreased $31.2 million and other interest bearing deposit accounts increased $22.8 million.

Public fund account balances decreased $36.6 million from December 31, 2017 to September 30, 2018. Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank increased $5.0 million from December 31, 2017 to September 30, 2018.  Short-term borrowings increased $3.5 million while long-term borrowings increased $1.5 million during the nine month period.  Repurchase agreements decreased $11.7 million and the note payable decreased $480 thousand.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $26.8 million for the nine months ended September 30, 2018 compared to $25.0 million for the nine months ended September 30, 2017, an increase of 7.2%. Net interest income was $8.9 million for the three months ended September 30, 2018 compared to $8.4 million for the three months ended September 30, 2017, an increase of 6.1%.

The interest spread, excluding tax equivalent adjustments, was 3.48% for the first nine months of 2018 compared to 3.33% for the first nine months of 2017. For the first nine months in 2018, the yield on assets increased from 3.87% in 2017 to 4.12% in 2018, excluding tax equivalent adjustments. The yield on loans increased twenty-two basis points compared to the nine months ended September 30, 2017 from 4.71% to 4.93% for the nine months ended September 30, 2018. The yield on securities, excluding tax equivalent adjustments, increased from 2.35% during the first nine months of 2017 to 2.54% during the first nine months of 2018. The cost of liabilities was 0.63% for the first nine months in 2018 compared to 0.53% in 2017.

Year to date average loans, excluding overdrafts, increased $11.5 million, or 1.76% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Loan interest income increased $2.2 million during the first nine months of 2018 compared to the first nine months of 2017. Year to date average total deposits increased from September 30, 2017 to September 30, 2018 by $18.6 million or 2.3%.  Year to date average interest bearing deposits decreased $6.3 million, or 1.1%, from September 30, 2017 to September 30, 2018. Deposit interest expense increased $866 thousand for the first nine months of 2018 compared to the same period in 2017. Year to date average borrowings, including repurchase agreements, decreased $6.6 million, or 5.1%, from September 30, 2017 to September 30, 2018.  Interest expense on borrowed funds, including repurchase agreements, increased $160 thousand for the first nine months of 2018 compared to the same period in 2017. Year to date average federal funds purchased increased $2.9 million.

The volume rate analysis for the nine months ended September 30, 2018 indicates that $411 thousand of the increase in loan interest income is attributable to an increase in loan volume and $135 thousand of the increase in securities interest income is attributable to an increase in the volume of our security portfolio. Further, an increase in loan rates caused an increase of $1.8 million in interest income and an increase in rates in our security portfolio contributed to an increase of

$489 thousand in securities interest income. The net effect to interest income was an increase of $2.8 million for the first nine months of 2018 compared to the same time period in 2017.

Also based on the following volume rate analysis for the nine months ended September 30, 2018, an increase in demand deposit interest rates resulted in $622 thousand additional interest expense, an increase in interest rates paid for savings deposits resulted in an additional $8 thousand in interest expense, and increases in interest rates for time deposits resulted in an increase of $449 thousand in interest expense. Further, an increase in rates for repurchase agreements and other borrowings resulted in $372 thousand additional expense.

The change in volume in deposits and borrowings was responsible for a $505 thousand decrease in interest expense, of which a decrease in time deposits resulted in a decrease of $214 thousand in interest expense, a decrease in repurchase agreements and other borrowings resulted in a decrease of $337 thousand in interest expense, and an increase in other borrowings resulted in an increase of $45 thousand in interest expense. The net effect to interest expense was an increase of $1.0 million. As a result, the increase in net interest income for the first nine months in 2018 is mostly attributed to rate increases in the Company’s loan and security portfolios.

The volume rate analysis for the three months ended September 30, 2018 indicates that $417 thousand of the increase in net interest income is attributable to growth in the Company’s balance sheet and an increase of $101 thousand is a result of changes in rates.

Changes in Interest Income and Expense

	Nine Months Ended
	2018 vs. 2017
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$411	$1,755	$2,166
Investment Securities	135	489	624
Other	(165)	207	42
Total Interest Income	381	2,451	2,832
INTEREST EXPENSE
Deposits
Demand	1	622	623
Savings	—	8	8
Negotiable Certificates of Deposit and Other Time Deposits	(214)	449	235
Securities sold under agreements to repurchase and other borrowings	(337)	372	35
Federal Home Loan
Bank advances	45	80	125
Total Interest Expense	(505)	1,531	1,026
Net Interest Income	$886	$920	$1,806

	Three Months Ended
	2018 vs. 2017
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$339	$600	$939
Investment Securities	(63)	119	56
Other	(8)	35	27
Total Interest Income	268	754	1,022
INTEREST EXPENSE
Deposits
Demand	25	234	259
Savings	—	2	2
Negotiable Certificates of Deposit and Other Time Deposits	(14)	197	183
Securities sold under agreements to repurchase and other borrowings	(142)	168	26
Federal Home Loan
Bank advances	(18)	52	34
Total Interest Expense	(149)	653	504
Net Interest Income	$417	$101	$518

Non-Interest Income

Non-interest income decreased $974 thousand for the nine months ended September 30, 2018, compared to the same period in 2017, to $9.8 million. Non-interest income increased $312 thousand for the three months ended September 30, 2018, compared to the three months ended September 30 2017, to $3.5 million.

Decreases to non-interest income for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 include a decrease of $111 thousand in gains on the sale of securities, a decrease of $47 thousand in brokerage income, a decrease of $22 thousand in loan service fee income, a decrease of $165 thousand in gains on sale of loans, a decrease of $36 thousand in gains on trading assets and a decrease of $1.2 million in gain on bank premises which relates to the 2017 sale of a branch building.

The gain on the sale of loans decreased from $1.5 million during the first nine months of 2017 to $1.3 million during the first nine months of 2018, a decrease of $165 thousand.  For the three months ended September 30, the gain on the sale of loans increased from $415 thousand in 2017 to $472 thousand in 2018.

The volume of loans originated to sell during the first nine months of 2018 increased $863 thousand compared to the same time period in 2017. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans. Loan service fee income, net of amortization and impairment expense, was $212 thousand for the nine months ended September 30, 2018 compared to $234 thousand for the nine months ended September 30, 2017, a decrease of $22 thousand. During the first nine months of 2018, the market value adjustment to the carrying value of the mortgage servicing right was a net recovery of prior write-downs of $56 thousand, as the fair value of this asset increased. During the first nine months of 2017, the market value adjustment to the carrying value of the mortgage servicing right asset was a net recovery of prior write-down of $40 thousand.

For the three months ended September 30, 2018, the market value adjustment to the carrying value of the mortgage serving right asset saw no change from the prior quarter, compared to a net recovery of prior write-down of $6 thousand during the third quarter of 2017.

Non-Interest Expense

Total non-interest expense increased $321 thousand for the nine month period ended September 30, 2018 compared to the same period in 2017. Total non-interest expense increased $182 thousand for the three month period ended September 30, 2018 compared to the three months ended September 30, 2017. Management continues to consider opportunities for branch expansion, and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense.  Most recently, we announced in September our intention to construct a new full service branch in Lexington, KY which is anticipated to be complete in 2019.

For the comparable nine month periods, salaries and employees benefits expense increased $441 thousand, an increase of 3.3%. The number of full-time employee equivalent employees decreased from 236 at September 30, 2017 to 226 at September 30, 2018, a decrease of 10 full-time employee equivalent employees. For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, salaries and employee benefits expense increased

$184 thousand, or 4.0%.

Occupancy expense increased $135 thousand to $3.0 million for the first nine months of 2018 compared to the same time period in 2017.  Occupancy expense was $955 thousand for the three months ended September 30, 2018 compared to $935 thousand for the three months ended September 30, 2016, an increase of $20 thousand.

Legal and professional fees decreased $114 thousand for the nine months ended September 30, 2018 compared to the first nine months in 2017 and decreased $62 thousand for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The reduction in legal and professional fees is mostly attributed to expenses being higher for the nine months ended September 30, 2017 due to the Company incurring additional expense related to acquiring the services of an outside firm to help the Company identify ways to become more efficient and profitable.

Debit card expenses increased $15 thousand for the nine months ended September 30, 2018 compared to the first nine months of 2017 and decreased $33 thousand for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The year to date increase in debit card expense is attributed to an increase in debit card interchange activity which also resulted in increases in debit card interchange income as shown on the income statement.

Repossession expense decreased $213 thousand for the first nine months ended September 30, 2018 compared to the same time period in 2017 and decreased $85 thousand for the three month period ended September 30, 2018 compared to the three months ended September 30, 2017. Repossession expenses are reported net of rental income earned on repossessed properties.

Income Taxes

The effective tax rate for the nine months ended September 30, 2018 was 12.3% compared to 19.1% in 2017. The effective tax rate for the three months ended September 30, 2018 was 12.8% compared to 18.0% in 2017. The effective tax rate is higher in 2017 due to lower tax rates in 2018.  On December 22, 2017, the “Tax Cuts and Jobs Act” was enacted into legislation.  As a result, the 2018 statutory tax rate for the Company is 21% compared to 34% in recent prior years.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.

The Company also has a captive insurance subsidiary which contributes to reducing taxable income. Income tax expense decreased $594 thousand for the nine months ended September 30, 2018 compared to the first nine months in 2017. Tax- exempt interest income decreased $423 thousand for the first nine months of 2018 compared to the first nine months of 2017. Further, for the first nine months of 2018, the Company had tax credits totaling $416 thousand for investments made in low income housing projects compared to similar tax credits of $416 thousand for the first nine months of 2017.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky. In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.

For the nine months ended September 30, 2018, the Company averaged $62 million in tax free securities and $38 million in tax free loans. As of September 30, 2018, the weighted average remaining maturity for the tax free securities is 121 months, while the weighted average remaining maturity for the tax free loans is 152 months.

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

Cash and cash equivalents were $26.1 million as of September 30, 2018 compared to $39.2 million at December 31, 2017. The decrease in cash and cash equivalents is attributed to a decrease of $12.9 million in cash and due from banks and a decrease of $135 thousand in federal funds sold. The decrease in cash and cash equivalents is mostly attributed to deposit balances being greater at December 31 for our public entity depositors due to the recent collection of tax revenues.  As the tax dollars are disbursed throughout the year, the balances for these depositors will decrease resulting in a decrease in the Company’s cash and cash equivalents.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $278.6 million at September 30, 2018 compared to $318.2 million at December 31, 2017.  The securities available for sale and trading assets are available to meet liquidity needs on a continuing basis. However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first nine months of 2018, deposits increased $5.5 million compared to December 31, 2017. The Company’s borrowed funds from the Federal Home Loan Bank increased $5.0 million from December 31, 2017 to September 30, 2018, and total repurchase agreements decreased $11.7 million from December 31, 2017 to September 30, 2018.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used. We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long- term fixed rate residential mortgage loans. As of September 30, 2018, we have sufficient collateral to borrow an additional $69 million from the Federal Home Loan Bank.

In addition, as of September 30, 2017, $38 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $151 million in brokered deposits. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital, including Common Equity Tier 1 Capital, (as defined in the applicable banking regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of September 30, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk- weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirement unless a one-time opt-in or opt-out is exercised, which the Company did opt-out of.

The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The capital conservation buffer was 1.875% at September 30, 2018 and the Company is in compliance with the capital conservation buffer.  The final rule became effective for the Bank on January 1, 2016.  In accordance with the final rule, the capital conservation buffer requirement began being phased in beginning January 1, 2016 and will continue through January 1, 2019, when the full capital conservation buffer requirement will be effective. The Company’s and the Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the table below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2018
Consolidated
Total Capital (to Risk-Weighted Assets)	$109,316	15.3%	$57,331	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	101,037	14.1	42,998	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	94,037	13.1	32,248	4.5	N/A	N/A
Tier I Capital (to Average Assets)	101,037	9.7	41,486	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$104,377	14.5%	$57,492	8.0%	$71,865	10.0%
Tier I Capital (to Risk-Weighted Assets)	96,098	13.4	43,119	6.0	57,492	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	96,098	13.4	32,339	4.5	46,712	6.5
Tier I Capital (to Average Assets)	96,098	9.3	43,119	4.0	51,833	5.0

December 31, 2017
Consolidated
Total Capital (to Risk-Weighted Assets)	$101,896	14.9%	$54,599	8.0%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	94,092	13.8	40,949	6.0	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	87,092	12.8	30,712	4.5	N/A	N/A
Tier I Capital (to Average Assets)	94,092	9.2	40,754	4.0	N/A	N/A

Bank Only
Total Capital (to Risk-Weighted Assets)	$99,688	14.6%	$54,581	8.0%	$68,226	10.0%
Tier I Capital (to Risk-Weighted Assets)	91,884	13.5	40,936	6.0	54,581	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	91,884	13.5	30,702	4.5	44,347	6.5
Tier I Capital (to Average Assets)	91,884	9.0	40,669	4.0	50,836	5.0

Non-Performing Assets

As of September 30, 2018, our non-performing assets totaled $2.7 million or 0.25% of assets compared to $3.8 million or 0.36% of assets at December 31, 2017 (See table below).  The Company experienced a decrease of $125 thousand in non-accrual loans from December 31, 2017 to September 30, 2018.  As of September 30, 2018, non-accrual loans include $214 thousand in loans secured by commercial properties, $508 thousand in loans secured by 1-4 family residential properties, $225 thousand in loans secured by non-farm and non-residential properties, $91 thousand in loans secured by farmland and $30 thousand in consumer loans.

Loans secured by real estate composed 75.5% of the non-performing, non-accrual loans as of September 30, 2018 and 99.1% as of December 31, 2017. Forgone interest income on non-accrual loans totaled $73 thousand for the first nine months of 2018 compared to forgone interest of $63 thousand for the same time period in 2017.  Accruing loans that are contractually 90 days or more past due as of September 30, 2018 totaled $608 thousand compared to $231 thousand at December 31, 2017, an increase of $377 thousand.

Total nonperforming and restructured loans increased $252 thousand from December 31, 2017 to September 30, 2018. The increase in non-performing loan balances contributed to the increase in the ratio of nonperforming and restructured loans to loans which increased two basis points to 0.24% from December 31, 2017 to September 30, 2018.

In addition, the amount the Company has recorded as other real estate owned decreased $1.4 million from

December 31, 2017 to September 30, 2018. As of September 30, 2018, the amount recorded as other real estate owned totaled $1.0 million compared to $2.4 million at December 31, 2017. During the first nine months of 2018, $201 thousand in loan balances were foreclosed upon and added to other real estate properties while $1.7 million in other real estate properties were sold. The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 202% at December 31, 2017 to 306% at September 30, 2018.

Nonperforming and Restructured Assets

	9/30/2018	12/31/2017
	(in thousands)
Non-accrual Loans	$1,091	$1,193
Accruing Loans which are Contractually past due 90 days or more	585	231
Accruing Troubled Debt Restructurings	—	—
Total Nonperforming and Restructured Loans	1,676	1,424
Other Real Estate	1,004	2,404
Total Nonperforming and Restructured Loans and Other Real Estate	$2,680	$3,828
Nonperforming and Restructured Loans as a Percentage of Loans	0.24%	0.22%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.25%	0.36%
Allowance as a Percentage of Period-end Loans	1.20%	1.19%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	306%	202%

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

Provision for Loan Losses

The loan loss provision for the first nine months of 2018 was $400 thousand compared to $650 thousand for the first nine months of 2017.  The loan loss provision for the three months ended September 30, 2018 was $150 thousand compared to $100 thousand for the three months ended September 30, 2017.  The decrease in the total loan loss provision during the first nine months of 2018 compared to the same time period in 2017 is attributed to stable loan credit quality and net recoveries of prior charge-offs totaling $82 thousand for the year. The allowance for loan losses as a percentage of loans was 1.20% at September 30, 2018 compared to 1.19% at September 30, 2017.

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

Nonperforming loans and restructured loans increased $252 thousand from December 31, 2017 to $1.7 million at September 30, 2018.  The Company recorded net recoveries of $79 thousand for the nine months ended September 30, 2018 compared to net charge-offs of $436 thousand for the nine months ended September 30, 2017.  During the first nine months of 2018, the Company recorded recoveries of $368 for two loans which were charged-off in a prior year.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Nine Months Ended September 30,
	(in thousands)
	2018	2017
Balance at Beginning of Period	$7,720	$7,541
Amounts Charged-Off:
Commercial	—	35
1-4 family residential	91	203
Non-farm & non-residential	—	78
Consumer and other	779	810
Total Charged-off Loans	870	1,126
Recoveries on Amounts Previously Charged-off:
Commercial	6	17
Real Estate Construction	—	1
1-4 family residential	266	8
Multi-family residential	9	10
Agricultural	149	47
Consumer and other	519	607
Total Recoveries	949	690
Net Charge-offs (Recoveries)	(79)	436
Provision for Loan Losses	400	650
Balance at End of Period	8,199	7,755
Loans
Average	664,281	652,387
At September 30,	685,738	648,965
As a Percentage of Average Loans:
Net Charge-offs for the period	(0.01)%	0.07%
Provision for Loan Losses for the period	0.06%	0.10%
Allowance as a Multiple of Net Charge-offs annualized	(77.8)	13.3

	Three Months Ended September 30,
	(in thousands)
	2018	2017
Balance at Beginning of Period:	$8,184	$7,958
Amounts Charged-Off:
Commercial	—	20
1-4 family residential	28	170
Non-farm & non-residential	—	78
Consumer and other	273	240
Total Charged-off Loans	301	508
Recoveries on Amounts Previously Charged-off:
Commercial	—	2
1-4 family residential	4	3
Multi-family residential	3	3
Agricultural	3	19
Consumer and other	156	178
Total Recoveries	166	205
Net Charge-offs	135	303
Provision for Loan Losses	150	100
Balance at End of Period	8,199	7,755
Loans
Average	679,975	647,103
At September 30,	685,738	648,965
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	0.02%	0.05%
Provision for Loan Losses for the period	0.02%	0.02%
Allowance as a Multiple of Net Charge-offs annualized	15.2	6.4

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

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of September 30, 2018, the projected percentage changes are within limits approved by our Board of Directors (“Board”).

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

The projected net interest income report summarizing our interest rate sensitivity as of September 30, 2018 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (10/18-9/19)
Net interest income percentage change	(2.1)%	N/A	0.3%	0.9%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

The projected net interest income report summarizing the Company’s interest rate sensitivity as of September 30, 2017 is as follows:

PROJECTED NET INTEREST INCOME

(dollars in thousands)

		Level
Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (10/17-9/18)
Net interest income percentage change	(2.5)%	N/A	(0.2)%	(0.5)%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

Projections from September 30, 2018 and September 30, 2017, year one reflected declines of 2.1% and 2.5% in net interest income assuming rates were to decline 100 basis points.  Assuming an increase in rates of 100 basis points, projections  reflected a 0.3% increase in net interest income as of September 30, 2018 and a 0.2% decrease as of September 30, 2017.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to the September 30, 2018, balance sheet, a 100 basis point decrease in rates results in a 2.9% decrease in EVE.  A 100 basis point increase in rates results in a 0.4% increase in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
7/1/18-7/31/18	—	$—	—	100,912 shares

8/1/18-8/31-18	—	—	—	100,912 shares

9/1/18-9/30/18	—	—	—	100,912 shares

Total	—	$—	—	100,912 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 100,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 100,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 100,000 shares.  On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 50,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through September 30, 2018, 349,088 shares have been purchased.

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

KENTUCKY BANCSHARES, INC.

Date	11/8/18	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	11/8/18	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer