Form 10-K
period 2018-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2019-03-15
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2018 was approximately $125.4 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 01, 2019:  5,981,326

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2019 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

The Company had total assets of $1.1 billion, total deposits of $850.4 million and stockholders’ equity of $106.8 million as of December 31, 2018.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky  40361, and the telephone number at that address is (859) 987-1795.

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

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 81% of which are secured by real estate at December 31, 2018.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

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

Market Served.  We primarily conduct our business in the Commonwealth of Kentucky.  Our primary market areas consist of Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and surrounding counties in Kentucky.  Per capita personal income for Kentucky during the third quarter increased from $40,682 in 2017 to $41,889 in 2018, according to data published by the Federal Reserve Bank of St. Louis. The Bureau of Labor Statistics reports that the unemployment rate in Kentucky was unchanged from 2017 to 2018. The unemployment rate in Kentucky was 4.4% for both December of 2018 and 2017.

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

The Basel III Capital Rules were fully phased in effective January 1, 2019 and require banking organizations to maintain:

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

The assessment base must, with some possible exceptions, equal average consolidated total assets minus average tangible equity.  The FDIC has adopted a DIF restoration plan to ensure that the reserve ratio increases to 1.35% from 1.15% of insured deposits by 2020.  The assessment regulations (12 CFR Part 327) provide that after the reserve ratio reaches 1.38 percent (and provided that it remains at least 1.38 percent), the FDIC will automatically apply small bank (total consolidated assets of less than $10 billion) credits to reduce small banks’ regular deposit insurance assessments up to the full amounts of their assessments or the full amount of their credits, whichever is less.  Credits will be awarded to any bank, including any small bank affiliate of a large bank, that was a small bank at some point during the credit calculation period (i.e., credit accruing institution).  These credits are likely to start on the June 2019 invoice.

Financing Corporation (“FICO”) Assessments.  FICO assessment costs were $29 thousand in 2018, $49 thousand in 2017 and $50 thousand in 2016.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2019.  Final FICO payments will occur in 2019.

Dodd-Frank Act:  On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act significantly restructured the financial regulatory environment in the United States. The Dodd-Frank Act contains numerous provisions that affect all bank holding companies and banks, including Kentucky Bancshares and Kentucky Bank, some of which are described in more detail below.  The scope and impact of many of the Dodd-Frank Act provisions were determined and issued over time. The impact of the Dodd-Frank Act on the Company has been substantial.  Provisions in the legislation that affect the payment of interest on demand deposits and collection of interchange fees increased the costs associated with certain deposits and placed limitations on certain revenues those deposits generate.

Volcker Rule:  On December 10, 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.”  The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities.  U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk.  The Volcker Rule has not had a significant effect on operations of the Company.  The roll-back of some Dodd-Frank provisions in 2018 included exempted smaller banks (under $10 billion in assets) from complying with the Volcker rule.

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

Employees

At December 31, 2018, the number of full time equivalent employees of the Company was 232.

Nature of Company’s Business

The business of the Company is not seasonal.  The Company’s business does not depend upon a single customer, or a few customers, the loss of any one or more of which would have material adverse effect on the Company.No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental entity.

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

Such changes could subject us to additional costs, limit the types of financial services and products that could be offered, and/or increase the ability of non-banks to offer competing financial services and products, among other things.Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and result of operations.

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

A new accounting standard will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.  ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 adds Financial Accounting Standards Board “FASB” ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.” The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.

The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates.  The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  Early adoption will be permitted beginning after December 15, 2018.

As previously disclosed, the Company formed a cross functional committee to oversee the adoption of the ASU at the effective date.  A working group was also formed and has developed a project plan focused on understanding the ASU, researching issues, identifying data needs for modeling inputs, technology requirements, modeling considerations, and ensuring overarching governance has been achieved for each objective and milestone.  The project plan is targeting data and model validation completion during the first half of 2019, with parallel processing of our existing allowance for loan losses model with the CECL for 2 – 3 quarters prior to implementation, depending on how model completion and validation occurs.

During 2019, the Company is focused on the completion of its model, refining assumptions, and continued review and challenge of the model.  Concurrent with this, the Company is also focused on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls, and considering various reporting disclosures.

As of the beginning of the first reporting period in which the new standard is effective, the Company expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, if any, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions.  The magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated , however, we expect to identify a range in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.

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

The impact of the Tax Reform may also have significant impact on our clients and their future behavior in light of the new tax rates applicable to individuals, trusts and unincorporated businesses. The limitation on the deductibility of state and local taxes and real estate taxes for individuals may result in clients moving to lower tax states where we do not have operations

We are always seeking acquisition opportunities but the acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.

We have acquired, and expect to continue to acquire, other financial institutions or parts of those institutions in the future, and we may engage in de novo branch expansion.  We may also consider and enter into new lines of business or offer new products or services.

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek.  There can be no assurance that integration efforts for any mergers or acquisitions will be successful.  Also, we may issue equity securities in connection with acquisitions, which could cause ownership and economic dilution to our current shareholders.  There is no assurance that, following any mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to, or better than, our historical experience.

We must generally receive federal regulatory approval before we can acquire a bank or bank holding company.  We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted.  We may be required to sell branches as a condition to receiving regulatory approval.

Future acquisitions could be material to Kentucky Bancshares and we may issue additional shares of stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters is located at 339 Main Street, Paris, KY 40361, which it owns.  The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361.  In addition, Kentucky Bank serves customer needs at 16 other locations.  All locations offer a full range of banking services.  The Company owns approximately 82,000 square feet of office space and leases approximately 22,000 square feet of office space.

Note 6 to the Company’s audited and consolidated financial statements included in Item 8 (“2018 Consolidated Financial Statements and Notes”) contains additional information relating to amounts invested in premises and equipment.

Kentucky Bank Banking Offices

Owned

401 Main Street, Paris, KY 40361

2021 South Main Street, Paris, KY 40361

1975 By Pass Road, Winchester, KY 40391

50 North Maple Street, Winchester, KY 40391

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s Common Stock is not listed on any national securities exchange.  However, it is traded on OTCQX under the symbol “KTYB”.  Trading in our common stock is less frequent, with trading done directly by a network of brokers.  Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of December 31, 2018 the Company had 5,955,242 shares of Common Stock outstanding and approximately 532 holders of record of its Common Stock.

Dividends

During 2018 and 2017, the Corporation declared quarterly cash dividends aggregating $0.625 and $0.58 per share, respectively.  Note 16 to the Company’s 2018 Consolidated Financial Statements and Notes included in Item 8 contains additional information relating to amounts available to be paid as dividends.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

The table below lists issuer purchases of equity securities.

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares (or Units)	(or Approximate Dollar
	Number of	(b) Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

10/1/18 - 10/31/18	—	$—	—	201,824 shares

11/1/18 - 11/30/18	—	—	—	201,824 shares

12/1/18 - 12/31/18	—	—	—	201,824 shares

Total	—	$—	—	201,824 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program.  The Company was authorized to purchase up to 200,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 200,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the purchase of an additional 200,000 shares.  On May 17, 2011, the Board of Directors approved and authorized the Company’s repurchase of an additional 200,000 shares. On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.   Shares will be purchased from time to time in the open market depending on market prices and other considerations.

Through December 31, 2018, 698,176 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on January 18, 2017.

All per share data was adjusted for the two-for-one stock split which occurred as of close of business on December 3, 2018.  Note 1 to the Company’s 2018 Consolidated Financial Statements and Notes included in Item 8 contain additional information pertaining to the Stock Split.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensations plans under which equity securities of the company are authorized for issuance.

No. of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column 1)

Plans Approved By Stockholders:

2009 Stock Award Plan	—	—	255,846

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

The graph below matches Kentucky Bancshares Inc's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell MicroCap index and the NASDAQ Bank index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2013 to 12/31/2018.

	12/13	12/14	12/15	12/16	12/17	12/18

Kentucky Bancshares Inc	100.00	117.16	131.50	149.63	218.17	220.55
Russell MicroCap	100.00	103.65	98.30	118.32	133.90	116.39
NASDAQ Bank	100.00	104.89	113.29	155.71	164.24	136.99

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data (in thousands except per share data)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.

	At or For the Year ended December 31,
	2018	2017	2016	2015	2014
CONDENSED STATEMENT OF INCOME:
Total Interest Income	$42,632	$38,659	$36,554	$33,185	$29,731
Total Interest Expense	6,802	5,014	4,426	4,050	3,756
Net Interest Income	35,830	33,645	32,128	29,135	25,975
Provision for Losses	500	500	1,150	1,450	950
Net Interest Income After Provision for Losses	35,330	33,145	30,978	27,685	25,025
Noninterest Income	12,963	13,808	12,149	11,484	10,158
Noninterest Expense	34,209	33,073	33,785	31,807	27,215
Income Before Income Tax Expense	14,084	13,880	9,342	7,362	7,968
Income Tax Expense	1,654	3,163	773	530	897
Net Income	12,430	10,717	8,569	6,832	7,071

SHARE DATA:
Basic Earnings per Share (EPS)	$2.09	$1.81	$1.43	$1.20	$1.30
Diluted EPS	2.09	1.81	1.43	1.20	1.30
Cash Dividends Declared	0.625	0.580	0.540	0.520	0.500
Book Value	17.93	16.88	15.64	14.81	14.33
Average Common Shares-Basic	5,957	5,944	5,982	5,646	5,442
Average Common Shares-Diluted	5,957	5,944	5,982	5,646	5,442

SELECTED BALANCE SHEET DATA:
Loans, net	$678,017	$640,815	$648,466	$617,600	$532,293
Investment Securities	315,369	318,177	273,770	264,212	246,861
Trading Assets	—	—	5,592	5,531	5,370
Total Assets	1,086,012	1,053,193	1,028,447	974,684	855,209
Deposits	850,442	815,273	802,981	758,981	654,869
Securities sold under agreements to repurchase	8,077	19,900	20,873	18,514	12,457
Federal Home Loan Bank advances	100,452	98,732	92,500	87,833	93,785
Note Payable	2,718	3,321	4,090	4,794	—
Subordinated Debentures	7,217	7,217	7,217	7,217	7,217
Stockholders’ Equity	106,793	100,329	92,972	89,413	77,942

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	1.18%	1.04%	0.86%	0.76%	0.89%
Return on Stockholders’ Equity	12.36%	10.93%	9.10%	8.20%	9.50%
Net Interest Margin (1)	3.67%	3.60%	3.61%	3.63%	3.69%
Equity to Assets (annual average)	9.56%	9.48%	9.41%	9.25%	9.34%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	29.96%	32.16%	37.68%	43.20%	38.48%
Number of Employees (at period end)	232	233	241	243	215

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.18%	1.19%	1.15%	1.04%	1.12%
Net Charge-offs as a Percentage of Average Loans	0.01%	0.05%	0.02%	0.16%	0.08%

(1)	Tax equivalent

All per share data was adjusted for the two-for-one stock split which occurred as of close of business on December 3, 2018.  Note 1 to the Company’s 2018 Consolidated Financial Statements and Notes included in Item 8 contain additional information pertaining to the Stock Split.

Item 7.  Management’s Discussion and Analysis

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, Kentucky Bank, at December 31, 2018, 2017 and 2016, and the consolidated results of operations for each of the years in the three year period ended December 31, 2018.  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2018 Consolidated Financial Statements and Notes included in Item 8.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2018 data.

Critical Accounting Policies

Overview.  The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  Significant accounting policies are listed in Note 1 of the Company’s 2018 Consolidated Financial Statements and Notes included in Item 8.  Critical accounting and reporting policies include accounting for loans and the allowance for loan losses, goodwill and fair value.  Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

Loan Values and Allowance for Loan Losses.  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status.  Interest income received on such loans is accounted for on the cash basis or cost recovery method.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  The loan portfolio also represents the largest asset group on the consolidated balance sheets.  Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Loan Losses” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2018 Consolidated Financial Statements and Notes.

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

Fair Values.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the description of each asset and liability category in Note 17 of the Company’s 2018 Consolidated Financial Statements and Notes.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

Overview

We conduct our business through our one bank subsidiary, Kentucky Bank, and our one non-bank subsidiary KBI Insurance Company.  Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 83% of which are secured by real estate at December 31, 2018.

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

Net income for the year ended December 31, 2018 was $12.4 million, or $2.09 per common share compared to $10.7 million, or $1.81 for 2017 and $8.6 million, or $1.43 for 2016.  Earnings per share assuming dilution were $2.09, $1.81 and $1.43 for 2018, 2017 and 2016, respectively.  For 2018, net income increased $1.7 million, or 16.0%.  Net interest income increased $2.2 million, provision for loan losses showed no change, total non-interest income decreased $845 thousand, while total other non-interest expense increased $1.1 million and income tax expense decreased $1.5 million.

For 2017, net income increased $2.1 million, or 25.1%.  Net interest income increased $1.5 million, the provision for loan losses decreased $650 thousand, total other income increased $1.7 million, while total other expenses decreased $712 thousand and income tax expense increased $2.4 million.

Return on average equity was 12.4% in 2018 compared to 10.9% in 2017 and 9.1% in 2016.  Return on average assets was 1.18% in 2018 compared to 1.04% in 2017 and 0.86% in 2016.

Non-performing loans as a percentage of loans (including held for sale) were 0.34%, 0.22% and 1.15% as of December 31, 2018, 2017 and 2016, respectively.

For each share of common stock held as of close of business on December 3, 2019 we completed a two-for-one stock split.  Earnings and dividends per share have been adjusted in all periods presented to give effect to all stock splits and dividends through the date of issuance of the financial statements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis increased from $34.0 million in 2016 to $35.4 million in 2017, and to $36.6 million in 2018.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 21% in 2018 and 34% in both 2017 and 2016.

Average earning assets increased and  average interest bearing liabilities decreased from 2017 to 2018.  Average earning assets increased $6.7 million, or 0.7%.  Average investment securities increased $2.1 million and average loans increased $17.9 million.  Average interest bearing liabilities decreased $2.7 million, or 0.4% during this same period.  Average interest-bearing deposits increased $6.2 million, or 1.1%,  average borrowings from the Federal Home Loan Bank increased $2.9 million, or 3.0%, and average repurchase agreements and other borrowings decreased $11.8 million, or 34.3%.  The Company continues to actively pursue quality loans and fund these primarily with deposits and Federal Home Loan Bank advances.

The bank prime rates increased 100 basis points from December 2017 to December 2018.  The tax equivalent yield on earning assets increased from 4.11% in 2017 to 4.39% in 2018.

The volume rate analysis for 2018 that follows indicates that $910 thousand of the increase in interest income is attributable to an increase in volume, while the change in rates contributed to an increase of $3.1 million in interest income.  Further, a decrease in interest bearing liabilities resulted in a $514 thousand reduction interest expense in 2018 compared to 2017 while changes in rates resulted in additional interest expense of $2.3 million over the same period.  The average rate of these liabilities increased from 0.70% in 2017 to 0.95% in 2018.  In summary, the increase in the Company’s 2018 net interest income is attributed mostly to increases in rates for interest earning assets and an increase in balances in our loan portfolio.

The volume rate analysis for 2017 that follows indicates that $985 thousand of the increase in interest income is attributable to an increase in volume, while the change in rates contributed to a decrease of $1.1 million in interest income.  Further, an increase in interest bearing liabilities resulted in $35 thousand additional interest expense in 2017 compared to 2016 while changes in rates resulted in additional interest expense of $553 thousand over the same period.  The average rate of these liabilities increased from 0.64% in 2016 to 0.70% in 2017.  In summary, the increase in the Company’s 2017 net interest income is attributed mostly to increases in rates for interest earning assets and an increase in balances in our security portfolio.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2018 vs. 2017 and 2017 vs. 2016.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

	Changes in Interest Income and Expense (in thousands)
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$869	$2,276	$3,145	$190	$728	$918
Investment Securities	94	621	715	769	352	1,121
Other	(53)	166	113	26	40	66
Total Interest Income	910	3,063	3,973	985	1,120	2,105
INTEREST EXPENSE
Deposits
Demand	15	980	995	36	329	365
Savings	—	7	7	9	(13)	(4)
Negotiable Certificates of Deposit and Other Time Deposits	(50)	595	545	(37)	159	122
Securities sold under agreements to repurchase and other borrowings	(532)	560	28	(21)	49	28
Federal Home Loan Bank advances	53	160	213	48	29	77
Total Interest Expense	(514)	2,302	1,788	35	553	588
Net Interest Income	$1,424	$761	$2,185	$950	$567	$1,517

Average Consolidated Balance Sheets and Net Interest Income Analysis ($ in thousands)

	2018			2017			2016
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	$227,793	$5,537	2.43%	$201,719	$4,287	2.13%	$172,632	$3,201	1.85%
State and Municipal obligations	76,580	2,308	3.01	93,204	2,738	2.94	90,265	2,772	3.07
Equity Securities	—	—	—	320	6	4.87	320	7	3.93
Total Investment Securities	304,373	7,845	2.58	302,277	7,031	2.44	270,251	5,980	2.32
Tax Equivalent Adjustment		475	0.16		1,142	0.38		1,242	0.46
Tax Equivalent Total	304,373	8,320	2.73	302,277	8,173	2.82	270,251	7,222	2.78
Federal Home Loan Bank Stock and Other	7,305	419	5.74	7,034	352	5.00	7034	282	4.01
Trading Assets	—	—	—	5,469	108	1.97	5,625	153	2.72
Tax Equivalent Adjustment		—	—		49	0.90		75	1.33
Tax Equivalent Total	—	—	—	5,469	157	2.87	5,625	228	4.05
Federal Funds Sold and Agreements to Repurchase	2,165	32	1.48	889	6	0.67	1,086	3	0.28
Interest-Bearing Deposits with Banks	15,192	273	1.80	24,262	244	1.01	20,403	136	0.67
Loans, Net of Deferred Loan Fees (2)
Commercial	88,294	4,082	4.62	85,318	3,498	4.10	77,284	2,970	3.84
Real Estate Mortgage	561,121	28,624	5.10	547,494	26,011	4.75	551,413	25,645	4.65
Consumer	18,726	1,357	7.25	17,421	1,409	8.09	17,470	1,385	7.93
Total Loans	668,141	34,063	5.10	650,233	30,918	4.75	646,167	30,000	4.64
Tax Equivalent Adjustment		312	0.05		588	0.09		574	0.09
Tax Equivalent Total	668,141	34,375	5.14	650,233	31,506	4.85	646,167	30,574	4.73
Total Interest-Earning Assets	989,871	42,632	4.31	983,130	38,659	3.93	943,532	36,554	3.87
Tax Equivalent Adjustment		787	0.08		1,779	0.18		1,891	0.20
Tax Equivalent Total	989,871	43,419	4.39	983,130	40,438	4.11	943,532	38,445	4.07
Allowance for Loan Losses	(8,090)			(7,927)			(7,244)
Cash and Due From Banks	13,211			9,948			12,230
Premises and Equipment	17,416			15,802			16,296
Other Assets	39,470			33,773			35,478
Total Assets	$1,051,878			$1,034,726			$1,000,292

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	$295,616	$2,110	0.71%	$285,919	$1,040	0.36%	$272,286	$675	0.25%
Savings	111,882	92	0.08	100,391	83	0.08	90,907	84	0.09
Certificates of Deposit and Other Deposits	182,967	2,039	1.11	197,914	1,571	0.73	202,924	1,452	0.72
Total Interest-Bearing Deposits	590,465	4,241	0.72	584,224	2,694	0.46	566,117	2,211	0.39
Securities sold under agreements to repurchase and other borrowings	22,721	651	2.87	34,600	623	1.80	35,844	595	1.66
Federal Home Loan Bank advances	99,462	1,910	1.92	96,524	1,697	1.76	93,818	1,620	1.73
Total Interest-Bearing Liabilities	712,648	6,802	0.95	715,348	5,014	0.70	695,779	4,426	0.64
Noninterest-Bearing Earning Demand Deposits	232,479			213,921			201,395
Other Liabilities	6,172			7,415			8,957
Total Liabilities	951,299			936,684			906,131
STOCKHOLDERS’ EQUITY	100,579			98,042			94,161
Total Liabilities and Stockholders’ Equity	$1,051,878			$1,034,726			$1,000,292
Average Equity to Average Total Assets	9.56%			9.48%			9.41%
Net Interest Income		35,830			33,645			32,128
Net Interest Income (tax equivalent) (3)		36,617			35,424			34,019
Net Interest Spread (tax equivalent) (3)			3.43			3.41			3.44
Net Interest Margin (tax equivalent) (3)			3.70			3.60			3.61
(1)	Averages computed at amortized cost.
(2)	Includes loans on a nonaccrual status and loans held for sale
(3)	Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense.

Noninterest Income and Expenses

Noninterest income was $13.0 million in 2018, $13.8 million in 2017 and $12.1 million in 2016.  In 2018, reductions in gains on available for sale securities and gains on the sale of loans were offset by gains in service charges and debit card interchange income.  In 2017, reductions in gains on available for sale securities and gains on the sale of loans were offset by gains in service charges, loan servicing fee income, debit card interchange income and a one-time gain on the sale of a bank building.  In 2016, reductions in net loan servicing fee income, gains on available for sale securities and other income were offset by gains in service charges, gains on the sale of loans and debit card interchange income.

Securities gains (losses) were $(65) thousand in 2018, $52 thousand in 2017 and $287 thousand in 2016.  The gains are primarily attributed to selling securities which had gains in market value due to declining interest rates and the related inverse relationship of interest rates and market values.

Gains on loans sold were $1.6 million, $1.7 million and $2.1 million in 2018, 2017 and 2016, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation or other government agencies.  During 2018, the loan servicing fee income, net of amortization expense for the mortgage servicing right asset, decreased $82 thousand, compared to an increase of $244 thousand in 2017.  In 2018, the mortgage servicing right asset had net recoveries of prior write-downs of $17 thousand compared to net recoveries of $69 thousand in the valuation allowance in 2017.  Proceeds from the sale of loans were $64 million, $58 million and $64 million in 2018, 2017 and 2016, respectively.  The volume of loan originations is inverse to rate changes with historic low rates spurring activity.  The volume of loan originations during 2018 was $63 million, $57 million in 2017, and $62 million in 2016.

Other noninterest income, excluding net security gains (losses), the sale of mortgage loans and a one-time gain of $1.2 million for the sale of a building in 2017, was $11.5 million in 2018, $10.8 million in 2017 and $9.8 million in 2016.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $2.6 million in 2018, $2.6 million in 2017 and $2.7 million in 2016.  Debit card interchange income was the second largest contributor to noninterest income.  Debit card interchange income was $3.3 million in 2018, $3.0 million in 2017 and $2.7 million in 2016.  Other income was $430 thousand in 2018, $349 thousand in 2017 and $95 thousand in 2016.

Noninterest expense increased $1.1 million in 2018 to $34.2 million, and decreased $712 thousand in 2017 to $33.1 million from $33.8 million in 2016.

Salaries and benefits, the largest contributor to total non-interest expense, increased $936 thousand from $18.0 million in 2017 to $18.9 million in 2018 due to normal staff merit increases.  Full-time equivalent employees decreased from 233 at December 31, 2017 to 232 at December 31, 2018.

The largest component of occupancy expense, depreciation expense, increased $39 thousand to $1.2 million in 2018, and decreased $104 thousand to $1.2 million in 2017.  Building rent expense, included in occupancy expense, increased $10 thousand from 2017 to 2018, mostly due to additional space leased at the Lexington Vine branch.

Other noninterest expenses decreased from $12.1 million in 2016 to $11.3 million in 2017 and was unchanged at $11.3 million in 2018.   Legal and professional fees decreased $174 thousand from $1.1 million in 2017 to $908 thousand in 2018.  Legal and professional fees were higher in 2017 due to additional costs related to utilizing additional outside consulting services.  Amortization expense of core deposits was $130 thousand in 2018, $160 thousand in 2017 and $247 thousand in 2016.  See Note 7 in the Company’s Consolidated Financial Statements and Notes included in Item 8 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the three-year period indicated.

	For the Year ended December 31,
	(in thousands)
	2018	2017	2016
NON-INTEREST INCOME
Service Charges	$5,266	$5,113	$5,086
Loan Service Fee Income (Loss), net	233	315	71
Trust Department Income	1,348	1,183	1,086
Investment Securities Gains (Losses),net	(65)	52	287
Gains on trading assets	—	6	(92)
Gains on Sale of Mortgage Loans	1,560	1,727	2,098
Brokerage Income	665	818	778
Debit Card Interchange Income	3,273	3,045	2,740
Gain on Sale of Bank Premises and Equipment	(9)	1,200	—
Income from Bank-Owned Life Insurance	262	—	—
Other	430	349	95
Total Non-interest Income	$12,963	$13,808	$12,149

NON-INTEREST EXPENSE
Salaries and Employee Benefits	$18,938	$18,002	$17,930
Occupancy Expense	3,944	3,773	3,772
Other	11,327	11,298	12,083
Total Non-interest Expense	$34,209	$33,073	$33,785

Net Non-interest Expense as a Percentage of Average Assets	2.02%	1.86%	2.16%

Income Taxes

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the year ended December 31, 2018, the Company averaged $60.1 million in tax free securities, and $38.2 million in tax free loans.  For the year ended December 31, 2016, the Company averaged $81.1 million in tax free securities, $2.5 million in tax free trading assets and $39.3 million in tax free loans.  As of December 31, 2018, the weighted average remaining maturity for the tax free securities is 115 months, while the weighted average remaining maturity for the tax free loans is 149 months.

The Company had income tax expense of $1.7 million in 2018, $3.2 million in 2017 and $773 thousand in 2016.  This represents an effective income tax rate of 11.7% in 2018, 22.8% in 2017 and 8.3% in 2016.  The difference between the effective tax rate and the statutory federal rate of 21% in 2018 and 34% in both 2017 and 2016 is primarily due to tax exempt income on certain investment securities and loans.  On December 22, 2017, the ‘Tax Cuts and Jobs Act’ was enacted into legislation. Under ASC 740, the effects of changes in tax rates and laws were recognized in the period in which the new legislation was enacted. Accordingly,in 2017, the Company recorded an estimated $443 thousand for the revaluation of the Company’s deferred tax assets to estimate the revaluation of deferred tax assets due to the lowering of the federal corporate tax rate to 21%.

In addition, the Company had additional tax credits which also contributed to the lower effective income tax rates.  For both  2018 and 2017, the Company had tax credits totaling $555 thousand for investments made in affordable housing project investments.

Balance Sheet Review

Assets remained steady at $1.1 billion from December 31, 2017 to December 31, 2018.  Securities available for sale decreased $2.8 million during 2018, outstanding loan balances increased $37.6 million during 2018 and deposits increased $35.2 million during 2018.  Assets at year-end 2017 totaled $1.1 billion compared to $1.0 million in 2016.  Securities available for sale increased $44 million, outstanding loan balances decreased $7.5 million and deposits increased $12 million compared to 2016.

Loans

Total loans (including loans held for sale) were $687 million at December 31, 2018 compared to $650 million at December 31, 2017 and $657 million at December 31, 2016.  As of December 31, 2018 and compared to the prior year-end, commercial loans increased $6.1 million, real estate construction loans increased $3.4 million, 1-4 family residential property loans increased $14.2 million, multi-family residential property loans increased $6.5 million, non-farm & non-residential property loans increased $4.6 million, agricultural loans increased $873 thousand and consumer loans and other loans increased $1.9 million.

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

As of both December 31, 2018 and December 31, 2017, the real estate mortgage portfolio comprised 83% and 81% of total loans, respectively  The real estate mortage portfolio is comprised of real estate construction, 1-4 family residential, multi-family residential, non-farm and non-residential and agricultural loans.

1-4 family residential represented 37% of the total loan portfolio as of both December 31, 2018 and 2017.  Real estate constructions loans accounted for 4% of the total loan portfolio as of December 31, 2018 and 3% of the total loan portfolio as of December 31, 2017.  Multi-family loans represented 7% of the total loan portfolio as of December 31, 2018 and 6% as of December 31, 2017    Non-farm and non-residential loans totaled 29% of the total loan portfolio as of December 31, 2018 and 30% of the total loan portfolio as of December 31, 2017.

Agricultural loans comprised 9% of the total loan portfolio at both December 31, 2018 and at December 31, 2017. Approximately 87% of the agricultural loans are secured by real estate at December 31, 2018 and 88% at December 31, 2017.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.  Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.

Automobile loans account for 16%, in 2018 and 18% in 2017, of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.

Collateral is requested depending on the creditworthiness of the borrower.  Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer.  Approximately 8% of the loan portfolio is unsecured.  Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company’s loan portfolio by category for each of the last five years.  There is no concentration of loans (greater than 5% of the loan portfolio) in any industry.  The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

	December 31, (in thousands)
Loans Outstanding	2018	2017	2016	2015	2014
Commercial	$86,149	$80,070	$77,436	$55,929	$47,185
Real Estate Construction	24,254	20,816	29,169	29,320	16,938
Real Estate Mortgage:
1-4 Family Residential	253,797	239,672	245,674	231,479	190,357
Multi-Family Residential	46,403	39,926	47,199	38,281	34,415
Non-Farm & Non-Residential	196,674	192,074	176,024	183,692	161,822
Agricultural	60,049	59,176	62,491	66,782	71,345
Consumer	20,089	18,182	18,867	18,880	16,863
Other	208	170	183	516	279
Total Loans	687,623	650,086	657,043	624,879	539,204
Less Deferred Loan Fees	276	320	312	134	123
Total Loans, Net of Deferred Loan Fees	687,347	649,766	656,731	624,745	539,081
Less loans held for sale	1,203	1,231	724	624	776
Less Allowance for Loan Losses	8,127	7,720	7,541	6,521	6,012
Net Loans	$678,017	$640,815	$648,466	$617,600	$532,293

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2018.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above table are netted with real estate mortgage loans on the following table.

	December 31, 2018 (in thousands)
	One Year	One Through	Over	Total
Loan Maturities and Interest Sensitivity	or Less	Five Years	Five Years	Loans
Commercial	$41,682	$24,337	$20,130	$86,149
Real Estate Construction	19,399	1,715	3,140	24,254
Real Estate Mortgage:
1-4 Family Residential	98,618	108,638	46,265	253,521
Multi-Family Residential	7,990	32,718	5,695	46,403
Non-Farm & Non-Residential	39,419	100,030	57,225	196,674
Agricultural	19,813	38,018	2,218	60,049
Consumer	6,191	13,268	630	20,089
Other	208	—	—	208
Total Loans, Net of Deferred Loan Fees	233,320	318,724	135,303	687,347
Fixed Rate Loans	12,447	46,650	127,369	186,466
Floating Rate Loans	220,873	272,074	7,934	500,881
Total Loans, Net of Deferred Loan Fees	$233,320	$318,724	$135,303	$687,347

Mortgage Banking

The Company has been in mortgage banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations decreased from $62 million in 2016 to $57 million in 2017, and increased to $63 million in 2018.  Proceeds from the sale of loans were $64 million, $58 million and $64 million for the years 2016, 2017 and 2018, respectively.

Mortgage loans held for sale were $1.2 million at both December 31, 2018 and December 31, 2017.  Fixed rate residential mortgage loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.

During 2018, rising mortgage rates and fewer consumers refinancing mortgages resulted in the Bank originating fewer mortgage loans when compared to 2017.  The effect of these changes was also reflected on the income statement.  As a result, the gain on sale of loans was $1.6 million in 2018 compared to $1.7 million in 2017 and $2.1 million in 2016.

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

Mortgage servicing rights were $1.5 million at December 31, 2018, $1.5 million at December 31, 2017 and $1.3 million at December 31, 2016.

Amortization of mortgage servicing rights was $310 thousand (including $17 thousand for positive fair value adjustments), $246 thousand (including $69 thousand for positive fair value adjustments) and $439 thousand (including $105 thousand for negative fair value adjustments) for the years ended December 31, 2018, 2017 and 2016, respectively.  See Note 4 in the Company’s 2018 Consolidated Financial Statements and Notes included in Item 8 for additional information.

Deposits

For 2018, total deposits increased $35.2 million to $850.4 million.  Noninterest bearing deposits increased $1.2 million, time deposits of $250 thousand and over decreased $19.8 million, and other interest bearing deposits increased $53.8 million.  Public fund balances totaled $207 million at December 31, 2018, of which $205 million was interest bearing.

For 2017, total deposits increased $12 million to $815 million.  Noninterest bearing deposits increased $11 million, time deposits of $250 thousand and over increased $5 million, and other interest bearing deposits decreased $4 million.  Public fund balances totaled $192 million at December 31, 2017, of which $187 million was interest bearing.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2018:

At December 31, 2018
Maturity of Time Deposits of $100,000 or More	(in thousands)
Maturing 3 Months or Less	$34,215
Maturing over 3 Months through 6 Months	29,034
Maturing over 6 Months through 12 Months	20,908
Maturing over 12 Months	25,613
Total	$109,770

Borrowings

The Company utilizes both long-term and short-term borrowings.  Long-term borrowing at the Bank is primarily from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2018, $100.5 million was borrowed from FHLB, an increase of $1.7 million from December 31, 2017.

Throughout 2018, the Bank had a net increase of $3.2 million in short-term borrowings from the FHLB which were outstanding at December 31, 2018.  As of December 31, 2017, $8.4 million in short-term borrowings from the FHLB were outstanding.  FHLB advances classified as short-term have an original maturity of less than 1 year.

Also, during 2018, the Bank borrowed $16.4 million in long-term advances and repaid $17.9 million in long term advances.  These advances each had an original maturity of more than 1 year.

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

On July 20, 2015, the Company borrowed $5.0 million which had an outstanding balance of $2.7 million at December 31, 2018.  The term loan has a fixed interest rate of 5.0%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  Additional information pertaining to the note payable may be found in Note 10 of the financial statements.

The following table depicts relevant information concerning our short term borrowings.

	As of and for the year ended
	December 31, (in thousands)
Short Term Borrowings	2018	2017	2016
Federal Funds Purchased:
Balance at Year end	$—	$—	$—
Average Balance During the Year	3,159	1,658	515
Maximum Month End Balance	17,857	17,302	10,517
Year end rate	—	—	—
Average annual rate	2.28%	1.21%	0.81%
Repurchase Agreements:
Balance at Year end	$8,077	$19,900	$20,873
Average Balance During the Year	9,313	21,989	23,755
Maximum Month End Balance	9,751	24,070	27,214
Year end rate	0.60%	0.52%	0.50%
Average annual rate	0.67%	0.47%	0.45%
Federal Home Loan Bank Advances:
Balance at Year end	$11,600	$8,400	$—
Average Balance During the Year	10,734	1,887	—
Maximum Month End Balance	31,900	8,400	—
Year end rate	2.57%	1.25%	—
Average annual rate	2.08%	1.25%	—

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  The other required payments are the approximate future minimum lease payments due under the aforementioned operating leases for their base term and are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

Federal Home Loan Bank advances	$100,452	$28,132	$34,994	$27,947	$9,379
Note payable	2,718	513	1,106	1,099	—
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	191,998	136,121	41,964	13,910	3
Lease payments on premises	3,458	423	806	612	1,617

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

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown as follows.

	At December 31,
Nonperforming Assets	2018	2017	2016	2015	2014
Non-accrual Loans	$1,141	$1,193	$4,566	$6,351	$6,577
Accruing Loans which are Contractually past due over 89 days and still accruing	1,182	231	927	1,000	24
Restructured Loans	—	—	2,063	2,245	6,138
Total Nonperforming Loans	2,323	1,424	7,556	9,596	12,739
Other Real Estate	830	2,404	1,824	2,347	4,604
Total Nonperforming Assets	$3,153	$3,828	$9,380	$11,943	$17,343
Total Nonperforming Loans as a Percentage of Loans (including loans held for sale) (1)	0.34%	0.22%	1.15%	1.54%	2.36%
Total Nonperforming Assets as a Percentage of Total Assets	0.29%	0.36%	0.91%	1.23%	2.03%
Allowance As a Percentage of nonperforming assets	258%	202%	80%	55%	35%

(1)	Net of deferred loan fees

Total nonperforming assets at December 31, 2018 were $3.2 million compared to $3.8 million at December 31, 2017 and $9.4 million at December 31, 2016.  The decrease from 2017 to 2018 is mostly attributed to decreases in other real estate.  The decrease from 2016 to 2017 is attributed to decreases in non-accrual loan balances and restructured loans.  Total other real estate properties totaled $830 thousand at December 31, 2018, of which, $464 thousand were income producing property.  Total nonperforming loans were $2.3 million, $1.4 million, and $7.6 million at December 31, 2018, 2017 and 2016, respectively.  The decrease in restructured loans during 2017 is attributed to restructured loans with a balance at December 31, 2016 paying off during 2017.  No restructured notes were held in 2018.  Total net loan charge offs in 2018 were $93 thousand.  The amount of lost interest on our non-accrual loans was $108 thousand for 2018 and $46 thousand for 2017.  At December 31, 2018, loans currently performing but which management believes requires special attention were $16.5 million, with 48% being non-farm and non-residential, 23% being agriculturual, 16% being 1-4 family residential, 7% being multi-family and 6% being commercial.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

The carrying amount of impaired loans as of December 31, 2018 was $993 thousand compared to $183 thousand as of December 31, 2017.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 17 in the Company’s 2018 Consolidated Financial Statements and Notes included in Item 8 herein.

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

At December 31, 2018, loans individually evaluated for impairment totaled $4.9 million.  Of this, $201 thousand in balances had specific impairment allocations of $201 thousand.  The remaining $4.7 million in impaired loan balances did not have a specific impairment allocation.

At December 31, 2017, impaired loan balances of $206 thousand had specific impairment allocations of $23 thousand.  An additional $1.4 million in loan balances were individually reviewed for impairment but resulted in no specific impairment allocation.

The allowance for loan losses on impaired loans is determined using one of two methods.  Either the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $201 thousand, $23 thousand and $541 thousand on December 31, 2018, 2017 and 2016, respectively.

Kentucky Bank has a “Problem Loan Committee” that meets at least quarterly to review problem loans, including past due and non-performing loans, and other real estate.  When analyzing the problem loans and the loan quality as of December 31, 2018, the following factors have been considered:

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

•	Changes in the nature and volume of the portfolio and in the terms of loans.
•	Changes in the experience, ability and depth of lending management and other relevant staff.
•	Changes in the volume and severity of past due loans; the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
•	Changes in the quality of the Bank’s loan review system.
•	Changes in the value of underlying collateral for collateral-dependent loans.
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year ended December 31, (in thousands)
	2018	2017	2016	2015	2014
Balance at Beginning of Year	$7,720	$7,541	$6,521	$6,012	$5,441
Amounts Charged-off:
Commercial	(23)	(35)	(5)	(30)	(258)
Real Estate Construction	—	—	—	—	—
Real Estate Mortgage:
1-4 Family Residential	(98)	(249)	(126)	(284)	(274)
Multi-Family Residential	—	—	—	(94)	(42)
Non-Farm & Non-Residential	(31)	(42)	—	—	—
Agricultural	—	—	(193)	(242)	(8)
Consumer and other	(1,108)	(1,076)	(1,206)	(1,300)	(758)
Total Charged-off Loans	(1,260)	(1,402)	(1,530)	(1,950)	(1,340)
Recoveries on Amounts Previously Charged-off:
Commercial	10	19	39	—	—
Real Estate Construction	—	1	15	11	14
Real Estate Mortgage
1-4 Family Residential	272	20	19	33	59
Multi-Family Residential	10	181	12	30	57
Non-Farm & Non-Residential	—	—	454	86	368
Agricultural	191	57	50	23	27
Consumer and other	684	803	811	826	436
Total Recoveries	1,167	1,081	1,400	1,009	961
Net Charge-offs	(93)	(321)	(130)	(941)	(379)
Provision for Loan Losses	500	500	1,150	1,450	950
Balance at End of Year	8,127	7,720	7,541	6,521	6,012
Total Loans (1)
Average	670,063	651,668	647,278	574,141	494,966
At December 31	687,347	649,766	656,731	624,745	539,081
As a Percentage of Average Loans (1):
Net Charge-offs	0.01%	0.05%	0.02%	0.16%	0.08%
Provision for Loan Losses	0.07%	0.08%	0.18%	0.25%	0.19%
Allowance as a Percentage of Year-end Loans (1)	1.18%	1.19%	1.15%	1.04%	1.12%
Beginning Allowance as a Multiple of Net Charge-offs	83.0	23.5	50.2	6.4	14.4
Ending Allowance as a Multiple of Nonperforming Assets	2.58	2.02	0.80	0.55	0.35

(1)	Net of deferred loan fees and includes loans held for sale

Loans are typically charged-off when the collection of principal is considered doubtful, and would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2018 was $500 thousand compared to $500 thousand in 2017 and $1.2 million in 2016.  Net charge-offs were $93 thousand in 2018, $321 thousand in 2017 and $130 thousand in 2016.  Net charge-offs to average loans were 0.01%, 0.05% and 0.02% in 2018, 2017 and 2016, respectively.  The provision for loan losses remained at $500 thousand from 2017 to 2018 and decreased $600 thousand from 2016 to 2017.  The allowance for loan losses increased $407 thousand from December 31, 2017 to December 31, 2018.

In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.

At December 31, 2018, the allowance for loan losses was 1.18% of loans outstanding compared to 1.19% at year-end 2017 and 1.15% at year-end 2016.  Management believes the allowance for loan losses at the year-end 2018 is adequate to cover probable incurred credit losses within the portfolio.

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

Allowance for Loan Losses (in thousands)	2018	2017	2016	2015	2014

Commercial	$1,265	$1,069	$862	$536	$410
Real Estate Construction	451	507	616	453	400
Real Estate Mortgage:
1-4 Family Residential	2,843	2,538	2,515	2,296	2,145
Multi-family Residential	800	702	635	505	562
Non-farm & Non-residential	1,799	1,704	1,315	1,338	800
Agricultural	458	542	935	748	1,125
Consumer and other	511	658	663	645	570
Total	$8,127	$7,720	$7,541	$6,521	$6,012

	2018		2017		2016		2015		2014
Loans (in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Commercial	$86,149	12.56%	$80,070	12.35%	$77,436	11.80%	$55,929	8.96%	$47,185	8.77
Real Estate Construction	24,254	3.54	20,816	3.21	29,169	4.45	29,320	4.70	16,938	3.15
Real Estate Mortgage:
1-4 Family Residential	252,318	36.77	238,121	36.72	244,638	37.29	230,721	37.0	189,458	35.20
Multi-family Residential	46,403	6.76	39,926	6.16	47,199	7.19	38,281	6.13	34,415	6.39
Non-farm & Non-residential	196,674	28.66	192,074	29.62	176,024	26.83	183,692	29.43	161,822	30.06
Agricultural	60,049	8.75	59,176	9.12	62,491	9.53	66,782	10.70	71,345	13.25
Consumer	20,089	2.93	18,182	2.80	18,867	2.88	18,880	3.03	16,863	3.13
Other	208	0.03	170	0.03	183	0.03	516	0.08	279	0.05
Total, Net (1)	$686,144	100.00%	$648,535	100.00%	$656,007	100.00%	$624,121	100.00%	$538,305	100.00%

(1)	Net of deferred loan fees

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2018	2017

Unused lines of credit	$117,660	$98,413
Commitments to make loans	17,200	17,249
Letters of credit	552	672

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 3.88% to 6.50% with maturities ranging up to 30 years.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2018 increased $9.0 million to $103.1 million from December 31, 2017.  Stockholders’ equity, excluding accumulated other comprehensive income, was $110.3 million at December 31, 2018 compared to $101.3 million at December 31, 2017.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and/or core deposit intangibles, resulting from the Kentucky First acquisition in 2003, the Peoples Bank acquisition in 2006 and the Madison Financial Corporation acquisition in 2015.  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	For the Year Ended December 31, (in thousands)
Consolidated	2018	2017	Change
Stockholders’ Equity (1)	$110,271	$101,326	$8,945
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	(14,188)	(14,234)	46
Tier I Capital	103,083	94,092	8,991
Allowance for Loan Losses	8,202	7,795	407
Other	—	9	(9)
Tier II Capital	8,202	7,804	398
Total Capital	111,285	101,896	9,389
Total Risk Weighted Assets	$718,552	$682,481	$36,071
Ratios:
Common Equity Tier I Capital to Risk-weighted Assets	13.4%	12.8%	0.6%
Tier I Capital to Risk-weighted Assets	14.3%	13.8%	0.5%
Total Capital to Risk-weighted Assets	15.5%	14.9%	0.6%
Leverage	9.7%	9.2%	0.5%

	For the Year Ended December 31, (in thousands)
Bank Only	2018	2017	Change
Stockholders’ Equity (1)	$111,331	$106,118	$5,213
Less Disallowed Amount	(14,188)	(14,234)	46
Tier I Capital	97,143	91,884	5,259
Allowance for Loan Losses	8,202	7,795	407
Other	—	9	(9)
Tier II Capital	8,202	7,804	398
Total Capital	105,345	99,688	5,657
Total Risk Weighted Assets	$718,698	$682,260	$36,438
Ratios:
Common Equity Tier I Capital to Risk-weighted Assets	13.5%	13.5%	—%
Tier I Capital to Risk-weighted Assets	13.5%	13.5%	0.0%
Total Capital to Risk-weighted Assets	14.7%	14.6%	0.1%
Leverage	9.2%	9.0%	0.2%

(1)	Excluding accumulated other comprehensive income/loss.

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

A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 8% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2018, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

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

Securities and Federal Funds Sold

Securities, classified as available for sale, decreased from $318.2 million at December 31, 2017 to $315.4 million at December 31, 2018.   Federal funds sold totaled $266 thousand at December 31, 2018 and $321 thousand at December 31, 2017.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of both December 31, 2018 and 2017, the Company held $11 million in adjustable-rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2018.

Securities Available for Sale and Trading Assets at Fair Value

	For the Year ended December 31, (in thousands)
Investment Securities (at fair value)	2018	2017	2016

Available for Sale
U.S. treasury notes	$3,975	$4,024	$—
U.S. government agencies	41,178	41,705	36,528
States and political subdivisions	64,204	83,382	91,132
Mortgage-backed
GNMA, FNMA, FHLMC Passthroughs	39,078	44,226	51,557
GNMA, FNMA, FHLMC CMO’s	156,734	137,747	94,213
Total mortgage backed	195,812	181,973	145,770
Asset-backed	10,200	6,753	—
Equity Securities	—	340	340
Total	$315,369	$318,177	$273,770

Trading Assets	$—	$—	$5,592

Maturity Distribution of Securities Available for Sale

	December 31, 2018 (in thousands)
		Over One	Over Five
		Year	Years	Over
	One Year	Through	Through	Fifteen	Asset
	or Less	Five Years	Fifteen Years	Years	Backed	Total

Available for Sale
U.S. treasury note	$—	$3,975	$—	$—	$—	$3,975
U.S. government agencies	—	32,394	5,608	3,176	—	41,178
States and political subdivisions	—	11,837	38,253	14,114	—	64,204
Mortgage-backed	—	—	—	—	195,812	195,812
Asset-backed	—	—	—	—	10,200	10,200
Total	—	48,206	43,861	17,290	206,012	315,369
Percent of Total	—%	15.3%	13.9%	5.5%	65.3%	100%
Weighted Average Yield (1)	—%	2.46%	3.82%	4.15%	2.99%	3.09%

(1)	Tax Equivalent yield

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

The following table depicts the change in net interest income resulting from 100 and 300 basis point changes in rates.  The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  In addition, the projected percentage changes from level rates are outlined below along with the Board of Directors approved limits.  As of December 31, 2018 the projected net interest income percentages are within the Board of Directors limits.  Please note that in the current low interest rate environment, many rates cannot decline 100 basis points.

Therefore, the projected net interest income changes below as of December 31, 2018 and 2017 for a declining rate environment are not as relevant.  The projected net interest income report summarizing the Company’s interest rate sensitivity as of December 31, 2018 and 2017 is as follows:

Projected Net Interest Income (December 31, 2018)

		Level
Rate Change:	—100	Rates	100	300

Year One (1/19 - 12/19)
Net interest income percentage change	(5.8)%	N/A	(1.3)%	(5.5)%
Board approved limit	>-6.0%	N/A	>-6.0%	>-13.0%

Projected Net Interest Income (December 31, 2017)

		Level
Rate Change:	—100	Rates	100	300

Year One (1/18 - 12/18)
Net interest income percentage change	(2.4)%	N/A	0.3%	0.4%
Board approved limit	>-6.0%	N/A	>-4.0%	>-10.0%

The numbers in 2018 are comparable to 2017.  In 2018, year one reflected a 1.3% decrease in projected net interest income compared to a 0.3% projected increase in 2017 with a 100 basis point increase.  The 300 basis point increase in rates reflected a 5.5% decrease in net interest income in 2018 and a 0.4% increase in 2017.  The 100 point decrease in rates reflected a 5.8% decrease in net interest income in 2018 compared to a 2.4% decrease in 2017.

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

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Total securities maturing within one year along with cash and cash equivalents totaled $26.1 million at December 31, 2018.  Additionally, securities available-for-sale with maturities greater than one year and mortgage-backed and equity securities totaled $315.4 million at December 31, 2018.  The available for sale securities are available to meet liquidity needs on a continuing basis.

The Company maintains a relatively stable base of customer deposits and its steady growth is expected to be adequate to meet its funding demands.  In addition, management believes the majority of its $100,000 or more certificates of deposit are no more volatile than its core deposits.  At December 31, 2018 these balances totaled $109.8 million, approximately 13% of total deposits.

The Company also relies on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  We have sufficient collateral to borrow an additional $75 million from the Federal Home Loan Bank at December 31, 2018.  In addition, as of December 31, 2018, $38 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $302 million in brokered deposits.

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

	December 31,
Liquidity Ratios	2018	2017	2016
Average Loans (including loans held for sale)/Average Deposits	81.2%	81.5%	84.2%
Average Securities sold under agreements to repurchase and other borrowings/Average Assets	2.2%	3.3%	3.6%

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

The Company’s 2018 consolidated financial statements have been audited by Crowe LLP, an independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Kentucky Bancshares, Inc.

Paris, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three- year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/Crowe LLP

Crowe LLP

We have served as the Company's auditor since 1998.

Washington D.C.

March 15, 2019

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollar amounts in thousands except per share data)

	2018	2017
ASSETS
Cash and due from banks	$25,835	$38,851
Federal funds sold	266	321
Cash and cash equivalents	26,101	39,172
Interest bearing time deposits	2,175	1,830
Securities available for sale	315,369	318,177
Loans held for sale	1,203	1,231
Loans	686,144	648,535
Allowance for loan losses	(8,127)	(7,720)
Net loans	678,017	640,815
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	830	2,404
Bank premises and equipment, net	17,349	16,539
Interest receivable	4,150	3,951
Mortgage servicing rights	1,536	1,511
Goodwill	14,001	14,001
Other intangible assets	238	369
Bank owned life insurance	10,198	—
Other assets	7,811	6,159
Total assets	$1,086,012	$1,053,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$231,429	$230,241
Time deposits, $250,000 and over	59,736	79,578
Other interest bearing	559,277	505,454
Total deposits	850,442	815,273
Repurchase agreements	8,077	19,900
Short-term Federal Home Loan Bank advances	11,600	8,400
Long-term Federal Home Loan Bank advances	88,852	90,332
Note payable	2,718	3,321
Subordinated debentures	7,217	7,217
Interest payable	893	838
Other liabilities	9,420	7,583
Total liabilities	979,219	952,864

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value (1); 10,000,000 shares authorized; 5,955,242 and 5,943,044 shares issued and outstanding at December 31, 2018 and December 31, 2017	21,170	20,931
Retained earnings	89,101	80,395
Accumulated other comprehensive loss	(3,478)	(997)
Total stockholders’ equity	106,793	100,329
Total liabilities and stockholders’ equity	$1,086,012	$1,053,193

(1)	See Note 1 in the notes to the consolidated financial statements for more detail on the stock split.

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2018	2017	2016
Interest income
Loans, including fees	$34,063	$30,918	$30,000
Securities
Taxable	6,023	4,618	3,362
Tax exempt	1,829	2,411	2,618
Trading Assets	—	108	153
Other	717	604	421
	42,632	38,659	36,554
Interest expense
Deposits	4,241	2,694	2,211
Repurchase agreements and other borrowings	133	123	108
Federal Home Loan Bank advances	1,910	1,697	1,620
Note payable	153	190	233
Subordinated debentures	365	310	254
	6,802	5,014	4,426

Net interest income	35,830	33,645	32,128
Provision for loan losses	500	500	1,150
Net interest income after provision for loan losses	35,330	33,145	30,978

Other income
Service charges	5,266	5,113	5,086
Loan service fee income, net	233	315	71
Trust department income	1,348	1,183	1,086
Securities gains (losses), net	(65)	52	287
Gain (loss) on trading assets, net	—	6	(92)
Gain on sale of loans	1,560	1,727	2,098
Brokerage income	665	818	778
Debit card interchange income	3,273	3,045	2,740
Gain (loss) on sale of bank premises and equipment	(9)	1,200	—
Income from bank-owned life insurance	262	—	—
Other	430	349	95
	12,963	13,808	12,149
Other expenses
Salaries and employee benefits	18,938	18,002	17,930
Occupancy expense	3,944	3,773	3,772
Repossession expense, net	98	208	401
FDIC insurance	307	349	526
Legal and professional fees	908	1,082	1,628
Data processing	1,953	1,714	1,627
Debit card expenses	1,767	1,667	1,311
Amortization	130	160	247
Advertising and marketing	859	726	925
Taxes other than payroll, property and income	1,215	1,188	1,134
Telephone	370	387	345
Postage	310	359	357
Loan fees	158	189	198
Other	3,252	3,269	3,384
	34,209	33,073	33,785

Income before income taxes	14,084	13,880	9,342
Provision for income taxes	1,654	3,163	773

Net income	$12,430	$10,717	$8,569

Earnings per share (1):
Basic	$2.09	$1.81	$1.43
Diluted	2.09	1.81	1.43

(1)	See Note 1 in the notes to the consolidated financial statements for more detail on the stock split.

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2018	2017	2016

Net income	$12,430	$10,717	$8,569

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	(3,205)	199	(1,706)
Reclassification of realized amount	65	(52)	(287)
Net change in unrealized gain (loss) on securities	(3,140)	147	(1,993)
Less: Tax impact	659	(24)	678
Other comprehensive income (loss)	(2,481)	123	(1,315)

Comprehensive income	$9,949	$10,840	$7,254

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares (1)	Amount	Earnings	Loss	Equity
Balances, January 1, 2016	5,978,410	$20,730	$68,324	$359	$89,413

Common stock issued (employee stock grants of 12,340 shares and director stock awards of 2,704 shares, net of 2,362 shares forfeited)	12,682	49	—	—	49
Stock compensation expense	—	153	—	—	153
Common stock purchased and retired	(44,628)	(165)	(503)	—	(668)
Other comprehensive income	—	—	—	(1,315)	(1,315)
Net income	—	—	8,569	—	8,569
Dividends declared - $0.54 per share	—	—	(3,229)	—	(3,229)
Balances, December 31, 2016	5,946,464	$20,767	$73,161	$(956)	$92,972

Common stock issued (employee stock grants of 10,668 shares, net of 2,482 shares forfeited, director stock grants of 2,772 shares and director stock options exercised of 1,200 shares)	14,640	64	—	—	64
Stock compensation expense	—	163	—	—	163
Common stock purchased and retired	(18,060)	(63)	(200)	—	(263)
Reclassification of disproportionate tax effects			164	(164)	—
Other comprehensive income	—	—	—	123	123
Net income	—	—	10,717	—	10,717
Dividends declared - $0.58 per share	—	—	(3,447)	—	(3,447)
Balances, December 31, 2017	5,943,044	$20,931	$80,395	$(997)	$100,329

Common stock issued (employee stock grants of 9,036 shares, net of 2,404 shares forfeited, director stock grants of 1,962 shares and director stock options exercised of 1,200 shares)	12,198	64	—	—	64
Stock compensation expense	—	175	—	—	175
Other comprehensive loss	—	—	—	(2,481)	(2,481)
Net income	—	—	12,430	—	12,430
Dividends declared - $0.625 per share	—	—	(3,724)	—	(3,724)
Balances, December 31, 2018	5,955,242	$21,170	$89,101	$(3,478)	$106,793

(1)	See Note 1 in the notes to the consolidated financial statements for more detail on the stock split.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2018	2017	2016

Cash flows from operating activities
Net income	$12,430	$10,717	$8,569
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,244	1,205	1,309
Amortization (accretion), net	(343)	(476)	(194)
Provision for loan losses	500	500	1,150
Securities amortization, net	850	1,041	1,133
Securities (gains) losses, net	65	(52)	(287)
Net change in trading assets, excluding proceeds from liquidation	—	(114)	(61)
Proceeds from liquidation of trading assets	—	5,706	—
Net increase in cash surrender value of bank-owned life insurance	(198)	—	—
Originations of loans held for sale	(62,616)	(56,502)	(62,275)
Proceeds from sale of loans	64,204	57,722	64,273
Gain on sale of loans	(1,560)	(1,727)	(2,098)
Stock based compensation expense	175	163	153
Losses (gain) on disposal of fixed assets	9	(1,200)	—
Losses (gain) on other real estate	(173)	(33)	(128)
Write-downs of other real estate, net	—	20	187
Deferred taxes	165	415	(309)
Changes in:
Interest receivable	(199)	(236)	(34)
Other assets	(894)	806	1,624
Interest payable	55	146	33
Other liabilities	1,837	461	(151)
Net cash from operating activities	$15,551	$18,562	$12,894

Cash flows from investing activities
Net change in interest bearing time deposits	(345)	3,199	(155)
Purchases of securities, available for sale	(73,504)	(123,615)	(145,232)
Proceeds from sales of securities, available for sale	26,649	27,121	23,888
Purchase of bank-owned life insurance	(10,000)	—	—
Proceeds from principal payments and maturities of securities	45,344	51,283	108,949
Net change in loans	(37,454)	5,700	(35,357)
Purchases of bank premises and equipment	(2,063)	(2,896)	(462)
Capitalized expenditures for other real estate	(74)	(47)	—
Proceeds from sale of other real estate	2,022	1,377	4,199
Proceeds from sale of bank premises and equipment	—	2,102	4
Net cash from investing activities	$(49,425)	$(35,776)	$(44,166)

Cash flows from financing activities
Net change in deposits	35,169	12,292	44,000
Net change in repurchase agreements and other borrowings	(11,823)	(973)	2,359
Net change in short-term advances from Federal Home Loan Bank	3,200	8,400	—
Long-term FHLB advances	16,394	13,000	15,000
Payments on long-term FHLB advances	(17,874)	(15,168)	(10,333)
Payments on note payable	(603)	(769)	(704)
Proceeds from issuance of common stock, including options and grants, including tax benefits	64	64	49
Purchase of common stock	—	(263)	(668)
Dividends paid	(3,724)	(3,447)	(3,229)
Net cash from financing activities	$20,803	$13,136	$46,474

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2018	2017	2016

Net change in cash and cash equivalents	$(13,071)	$(4,078)	$15,202

Cash and cash equivalents at beginning of year	39,172	43,250	28,048

Cash and cash equivalents at end of year	$26,101	$39,172	$43,250

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$6,747	$4,868	$4,393
Income taxes	2,085	2,400	800

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$201	$1,897	$3,735
Equity securities reclassified to other assets	264	—	—
Transfer of premises and equipment to held for sale	—	—	969

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

Subsequent Events:  The Company has evaluated subsequent events for recognition and disclosure through March 15, 2019 which is the date the financial statements were available to be issued.

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

Securities:  The Company is required to classify its securities portfolio into one of three categories:  trading securities, securities available for sale and securities held to maturity.  Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category.  The Company has no investments classified as trading securities or held to maturity.  Securities available for sale are carried at fair value. Unrealized holding gains and losses for securities which are classified as available for sale are reported in other comprehensive income, net of deferred tax.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

On January 1st, 2018, the Company adopted the new accounting standard for Financial Instruments, which requires equity investments to be measured at fair value with changes in fair value recognized in net income.  Equity investments are included in other assets with changes in fair value recorded in other income.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or fair value as determined by outstanding commitments from investors or current secondary market prices, calculated on the aggregate loan basis.  The Company also provides for any losses on uncovered commitments to lend or sell.  The Company sells loans with servicing rights retained and also with servicing rights released.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $543 thousand, $560 thousand, and $510 thousand for the years ended December 31, 2018, 2017 and 2016 and are included in loan service fee income in the income statement.  Late fees and ancillary fees related to loan servicing are not material.

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

Bank-Owned Life Insurance:  The Company has purchased life insurance policies on certain key employees.  Bank- owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Investments in Limited Partnerships:  Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits.  The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments.  These investments are amortized over the period that the Company expects to receive the tax benefits.  These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable.  The investment recorded at December 31, 2018 was $4.2 million and $3.8 million at December 31, 2017, respectively, and is included with other assets in the balance sheet.  During the years ended December 31, 2018 and 2017, the Company recognized amortization expense of $624 thousand and $799 thousand, respectively, which was included within other noninterest expense on the consolidated statements of income.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.  Earnings and dividends per share have been adjusted in all periods presented to give effect to all stock splits and dividends through the date of issuance of the financial statements.

Stock Split:  On November 21, 2018, the Company announced that its Board of Directors declared a two-for-one stock split (the “Stock Split”) of the Company’s issued and outstanding common stock (“Common Stock”), no par value per share, pursuant to which one (1) additional share of the Common Stock was issued for each share of Common Stock held by shareholders of record as of the close of business on December 3, 2018.  The additional shares were issued on December 10, 2018.  Earnings and dividends per share, and the number of shares are restated for the Stock Split through the date of issuance of the financial statements.

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

The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates.  The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  Early adoption will be permitted beginning after December 15, 2018.

As previously disclosed, the Company formed a steering committee to oversee the adoption of the ASU at the effective date.  Appropriate members of Senior Management  have developed a plan focused on understanding the ASU, researching issues, identifying data needs for modeling inputs, technology requirements, and modeling considerations.  During 2019, the Company is focused on the completion of its model, refining assumptions, and continued review of the model.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Concurrent with this, the Company is also focused on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls, and considering various reporting disclosures.

As of the beginning of the first reporting period in which the new standard is effective, the Company expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, if any, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated , however, we expect to identify a range in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.

ASU 2016-02, “Leases (Topic 842).”  In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.  ASU No. 2018-11 allows entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  ASU No. 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  The amendments in these updates become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.

Kentucky Bancshares elected the optional transition method permitted by ASU No. 2018-11.  Under this method, an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.  In addition, Kentucky Bancshares elected the package of practical expedients to leases that commenced before the effective date:

•	An entity need not reassess whether any expired or existing contracts contain leases.
•	An entity need not reassess the lease classification for any expired or existing leases.
•	An entity need not reassess initial direct costs for any existing leases.

The Company also elected the practical expedient, which must be applied consistently to all leases, to use hindsight in determining the lease term and in assessing impairment of our right-of-use assets.  We also elected a practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 contain a lease under this Topic.  Both of these practical expedients may be elected separately or in conjunction with each other or the package noted above.

Kentucky Bancshares adopted the amendments of ASU 2016-02 as of January 31, 2019. At adoption, Kentucky Bancshares will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis estimated to be within a range of approximately $6.2 to $6.6 million.

As of December 31, 2018, all leases in which Kentucky Bancshares was the lessee were classified as operating leases. The adoption of this standard will not have a material impact on the Company’s consolidated statements of income, balance sheet or regulatory capital as the Company has an immaterial amount of leases in which it is the lessee.

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

ASU 2014-09, Revenue from Contracts with Customers:  On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent ammendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets.  The majority of the Company’s revenues come from interest income and other sources, including loans and securities, that are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisifies its obligation to the customer.  Services within the scope of ASC 606 include trust department income, service charges, debit card interchange income and brokerage income.

•

Trust department income: We earn wealth management fees based upon asset custody, investment management, trust, and estate services provided to customers. Most of these customers receive monthly billings for services rendered based upon the market value of assets and/or income generated. Fees that are transaction based are recognized at the point in time that the transaction is executed.  These fees totaled $1.3 million in 2018.

•

Service charges: We earn fees from our deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees and overdraft fees are recognized at a point in time, since the customer generally has a right to cancel the depository arrangement at any time. The arrangement is considered a day-to-day contract with ongoing renewals and optional purchases, so the duration of the contract does not extend beyond the services already performed. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which we satisfy our performance obligation.  These fees totaled $5.3 million in 2018.

•

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

Interchange fees represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  These fees totaled $3.3 million in 2018.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

•

Brokerage income: Brokerage income fees are the commissions and fees received from a registered broker/dealer and investment adviser that provide those services to our customers. We act as an agent in arranging the relationship between the customer and the third-party service provider. These fees are recognized monthly from the third-party broker based upon services already performed.  These fees totaled $665 thousand in 2018.

The Companny adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP.  The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative adjustment was recorded.

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

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement was $4.5 million at December 31, 2018 and $2.1 million at December 31, 2017.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2018 and 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
December 31, 2018
U.S. treasury notes	$4,032	$—	$(57)	$3,975
U. S. government agencies	41,122	515	(459)	41,178
States and political subdivisions	64,196	503	(495)	64,204
Mortgage-backed - residential	150,704	159	(3,614)	147,249
Mortgage-backed - commercial	49,484	—	(921)	48,563
Asset-backed	10,234	56	(90)	10,200
Total	$319,772	$1,233	$(5,636)	$315,369

December 31, 2017
U.S. treasury notes	$4,046	$—	$(22)	$4,024
U. S. government agencies	41,658	405	(358)	41,705
States and political subdivisions	81,726	1,783	(127)	83,382
Mortgage-backed - residential	132,664	43	(2,330)	130,377
Mortgage-backed - commercial	52,267	18	(689)	51,596
Asset-backed	6,759	—	(6)	6,753
Equity securities	320	20	—	340
Total	$319,440	$2,269	$(3,532)	$318,177

The amortized cost and fair value of securities at December 31, 2018, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	48,012	48,206
Due after five years through ten years	22,126	21,937
Due after ten years	39,212	39,214
	109,350	109,357
Mortgage-backed - residential	150,704	147,249
Mortgage-backed - commercial	49,484	48,563
Asset-backed	10,234	10,200
Total	$319,772	$315,369

Proceeds from sales of securities during 2018, 2017 and 2016 were $26.7 million, $27.1 million and $23.9 million. Gross gains of $82 thousand, $115 thousand, and $317 thousand and gross losses of $147 thousand, $63 thousand and $30 thousand, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $(14) thousand, $18 thousand and $98 thousand, respectively.

Securities with an approximate carrying value of $264.1 million and $260.4 million at December 31, 2018 and 2017, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Securities with unrealized losses at year end 2018 and 2017 not recognized in income are as follows:

December 31, 2018

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$—	$—	$3,975	$(57)	$3,975	$(57)
U.S. government agencies	—	—	21,102	(459)	21,102	(459)
States and municipals	8,007	(125)	25,540	(370)	33,547	(495)
Mortgage-backed - residential	19,250	(144)	112,369	(3,470)	131,619	(3,614)
Mortgage-backed - commercial	—	—	45,949	(921)	45,949	(921)
Asset-backed	1,920	(90)	—	—	1,920	(90)
Total temporarily impaired	$29,177	$(359)	$208,935	$(5,277)	$238,112	$(5,636)

December 31, 2017

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$4,024	$(22)	$—	$—	$4,024	$(22)
U.S. government agencies	18,405	(130)	12,692	(228)	31,097	(358)
States and municipals	8,689	(91)	2,769	(36)	11,458	(127)
Mortgage-backed - residential	70,646	(817)	54,760	(1,513)	125,406	(2,330)
Mortgage-backed - commercial	39,394	(409)	7,371	(280)	46,765	(689)
Asset-backed	6,753	(6)	—	—	6,753	(6)
Total temporarily impaired	$147,911	$(1,475)	$77,592	$(2,057)	$225,503	$(3,532)

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

At December 31, 2018, one U.S. treasury note has an unrealized loss of 1.4% from its amortized cost basis, ten U.S. government agency securities have unrealized losses of 2.1% from their amortized cost, twenty-one commercial mortgage backed securities have unrealized losses of 2.0% from their amortized cost basis, seventy-five residential mortgage backed securities have unrealized losses of 2.7% from their amortized cost basis, forty-seven states and municipals have unrealized losses of 1.5% from their amortized cost basis and one asset-backed security which has an unrealized loss of 4.5%.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  The Company believes there is no other-than-temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

At both December 31, 2018 and December 31, 2017, the Company held no trading assets.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 4 - LOANS

Loans at year-end were as follows:

	12/31/2018	12/31/2017
Commercial	$86,149	$80,070
Real estate construction	24,254	20,816
Real estate mortgage:
1-4 family residential	252,318	238,121
Multi-family residential	46,403	39,926
Non-farm & non-residential	196,674	192,074
Agricultural	60,049	59,176
Consumer	20,089	18,182
Other	208	170
Total	$686,144	$648,535

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2018, 2017 and 2016:

	Beginning				Ending
December 31, 2018	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$975	$(23)	$10	$197	$1,159
Real estate Construction	462	—	—	(48)	414
Real estate mortgage:
1-4 family residential	2,316	(98)	272	115	2,605
Multi-family residential	640	—	10	83	733
Non-farm & non-residential	1,554	(31)	—	126	1,649
Agricultural	494	—	191	(265)	420
Consumer	582	(285)	51	62	410
Other	18	(823)	633	230	58
Unallocated	679	—	—	—	679
	$7,720	$(1,260)	$1,167	$500	$8,127

	Beginning				Ending
December 31, 2017	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$789	$(35)	$19	$202	$975
Real estate Construction	564	—	1	(103)	462
Real estate mortgage:
1-4 family residential	2,301	(249)	20	244	2,316
Multi-family residential	581	—	181	(122)	640
Non-farm & non-residential	1,203	(42)	—	393	1,554
Agricultural	856	—	57	(419)	494
Consumer	547	(205)	59	181	582
Other	60	(871)	744	85	18
Unallocated	640	—	—	39	679
	$7,541	$(1,402)	$1,081	$500	$7,720

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

	Beginning				Ending
December 31, 2016	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$486	$(5)	$39	$269	$789
Real estate Construction	411	—	15	138	564
Real estate mortgage:					—
1-4 family residential	2,081	(126)	19	327	2,301
Multi-family residential	458	—	12	111	581
Non-farm & non-residential	1,213	—	454	(464)	1,203
Agricultural	678	(193)	50	321	856
Consumer	525	(298)	80	240	547
Other	60	(908)	731	177	60
Unallocated	609	—	—	31	640
	$6,521	$(1,530)	$1,400	$1,150	$7,541

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.8 million and $2.6 million) in loans by portfolio segment and based on impairment method as of December 31, 2018 and December 31, 2017:

	Individually	Collectively
	Evaluated for	Evaluated for
As of December 31, 2018	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$191	$968	$1,159
Real estate construction	—	414	414
Real estate mortgage:
1-4 family residential	10	2,595	2,605
Multi-family residential	—	733	733
Non-farm & non-residential	—	1,649	1,649
Agricultural	—	420	420
Consumer	—	410	410
Other	—	58	58
Unallocated	—	679	679
	$201	$7,926	$8,127
Loans:
Commercial	$191	$85,958	$86,149
Real estate construction	374	23,880	24,254
Real estate mortgage:
1-4 family residential	1,003	251,315	252,318
Multi-family residential	1,973	44,430	46,403
Non-farm & non-residential	227	196,447	196,674
Agricultural	1,164	58,885	60,049
Consumer	—	20,089	20,089
Other	—	208	208
Total	$4,932	$681,212	$686,144

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

	Individually	Collectively
	Evaluated for	Evaluated for
As of December 31, 2017	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$975	$975
Real estate construction	—	462	462
Real estate mortgage:
1-4 family residential	23	2,293	2,316
Multi-family residential	—	640	640
Non-farm & non-residential	—	1,554	1,554
Agricultural	—	494	494
Consumer	—	582	582
Other	—	18	18
Unallocated	—	679	679
	$23	$7,697	$7,720
Loans:
Commercial	$—	$80,070	$80,070
Real estate construction	—	20,816	20,816
Real estate mortgage:
1-4 family residential	206	237,915	238,121
Multi-family residential	—	39,926	39,926
Non-farm & non-residential	1,130	190,944	192,074
Agricultural	284	58,892	59,176
Consumer	—	18,182	18,182
Other	—	170	170
Total	$1,620	$646,915	$648,535

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Real estate construction	$374	$374	$—	$187	$3	$3
Real estate mortgage:
Multi-family residential	1,973	1,973	—	1,991	101	101
Non-farm & non-residential	227	227	—	679	12	$12
Agricultural	1,164	1,164	—	724	54	54
With an allowance recorded:
Commercial	191	191	191	96	18	18
1-4 family residential	1,003	1,003	10	605	13	13
Total	$4,932	$4,932	$201	$4,282	$201	$201

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Non-farm & non-residential	$1,130	$1,130	$—	$1,140	$68	$68
Agricultural	284	284	—	289	11	11
With an allowance recorded:
1-4 family residential	206	206	23	208	8	8
Total	$1,620	$1,620	$23	$1,637	$87	$87

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$48	$30	$30
Real estate construction	494	9	9
Real estate mortgage:
1-4 family residential	488	—	—
Agricultural	561	—	—
With an allowance recorded:
1-4 family residential	1,590	56	56
Non-farm & non-residential	2,303	71	71
Agricultural	3,309	25	25
Total	$8,793	$191	$191

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Nonaccrual loans secured by real estate make up 81.8% of the total nonaccrual loans.

If a loan is on nonaccrual status or past due over 89 days does not indicate if a loan was individually evaluated for a specific allowance for loss as certain conditions must be met for this evaluation to occur.  Further, it is possible a loan that is on nonaccrual status or past due 89 days or greater was individually evaluated but deemed not impaired.

The following tables present the recorded investment in nonaccrual loans, loans past due over 89 days still accruing, and troubled debt restructurings by class of loans as of December 31, 2018 and 2017:

		Loans Past Due
		Over 89 Days
		Still	Troubled Debt
As of December 31, 2018	Nonaccrual	Accruing	Restructurings
Commercial	$191	$—	$—
Real estate construction	—	374
Real estate mortgage:
1-4 family residential	525	784	—
Non-farm & non-residential	156	14	—
Agricultural	252	—	—
Consumer	17	10	—
Total	$1,141	$1,182	$—

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

		Loans Past Due
		Over 89 Days
		Still	Troubled Debt
As of December 31, 2017	Nonaccrual	Accruing	Restructurings
Commercial	$—	$32	$—
Real estate mortgage:
1-4 family residential	1,086	184	—
Agricultural	96	—	—
Consumer	11	15	—
Total	$1,193	$231	$—

The following tables present the aging of the recorded investment in past due and non-accrual loans as of December 31, 2018 and 2017 by class of loans:

December 31, 2018

	30–59	60–89	Greater than		Total
	Days	Days	89 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$10	$24	$—	$191	$225	$85,924
Real estate construction	309	—	374	—	683	23,571
Real estate mortgage:
1-4 family residential	2,158	563	784	525	4,030	248,288
Multi-family residential	951	—	—	—	951	45,452
Non-farm & non-residential	68	84	14	156	322	196,352
Agricultural	502	15	—	252	769	59,280
Consumer	119	15	10	17	161	19,928
Other	—	—	—	—	—	208
Total	$4,117	$701	$1,182	$1,141	$7,141	$679,003

December 31, 2017	30–59	60–89	Greater than		Total
	Days	Days	89 Days		Past Due &	Loans Not
	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$678	$44	$32	$—	$754	$79,316
Real estate construction	—	—	—	—	—	20,816
Real estate mortgage:
1-4 family residential	2,222	321	184	1,086	3,813	234,308
Multi-family residential	—	—	—	—	—	39,926
Non-farm & non-residential	162	—	—	—	162	191,912
Agricultural	249	—	—	96	345	58,831
Consumer	132	14	15	11	172	18,010
Other	—	—	—	—	—	170
Total	$3,443	$379	$231	$1,193	$5,246	$643,289

Troubled Debt Restructurings:

At December 31, 2018 and 2017, the Company did not have any loans designated as troubled debt restructurings.

For the years ending December 31, 2018, 2017 and 2016, no loans modified as troubled debt restructurings defaulted on payment.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following tables present the risk category of loans by class of loans, based on the most recent analysis performed, as of December 31, 2018 and 2017:

December 31, 2018

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$84,911	$994	$53	$191
Real estate construction	23,857	—	397	—
Real estate mortgage:
1-4 family residential	244,382	2,685	5,201	50
Multi-family residential	43,248	1,182	1,973	—
Non-farm & non-residential	188,186	7,967	503	18
Agricultural	54,654	3,715	1,680	—
Total	$639,238	$16,543	$9,807	$259

December 31, 2017

		Special
	Pass	Mention	Substandard	Doubtful

Commercial	$78,326	$1,703	$41	$—
Real estate construction	20,816	—	—	—
Real estate mortgage:
1-4 family residential	230,103	3,522	4,496	—
Multi-family residential	36,654	2,551	721	—
Non-farm & non-residential	183,230	7,240	1,604	—
Agricultural	54,765	3,682	729	—
Total	$603,894	$18,698	$7,591	$—

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 89 days past due or on non-accrual status, and total $27 thousand at December 31, 2018 and $26 thousand at December 31, 2017.

Non-consumer loans with an outstanding balance less than $200 thousand are evaluated similarly to consumer loans. Loan performance is evaluated based on delinquency status. Both are reviewed at least quarterly and credit quality grades are updated as needed.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2018 and 2017.  An analysis of the activity with respect to all director and executive officer loans is as follows:

	2018	2017

Balance, beginning of year	$930	$1,148
New loans	14	124
Repayments	(116)	(342)
Balance, end of year	$828	$930

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $217.0 million and $220.3 million at December 31, 2018 and 2017.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $977 thousand and $980 thousand at December 31, 2018 and 2017.

Activity for mortgage servicing rights and the related valuation allowance follows:

	2018	2017	2016
Servicing Rights:
Beginning balance	$1,511	$1,321	$1,277
Additions	335	436	483
Amortization	(327)	(315)	(334)
Change in valuation allowance	17	69	(105)
Ending balance	$1,536	$1,511	$1,321

Valuation Allowance:
Beginning balance	$56	$125	$20
Additions expensed	39	5	109
Reductions credited to operations	56	74	4
Ending balance	$39	$56	$125

The fair value of servicing rights was $2.1 million at both year-end 2018 and 2017.  Fair value at year-end 2018 was determined using a discount rate of 12.0%, prepayment speeds ranging from 6.6% to 25.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%. Fair value at year-end 2017 was determined using a discount rate of 12.0%, prepayment speeds ranging from 7.3% to 25.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 20.7 years.  Estimated amortization expense for each of the next five years is:

2019	$149
2020	125
2021	106
2022	77
2023	67

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 5 - REAL ESTATE OWNED

Activity in real estate owned was as follows:

	Year Ended
	December 31,
	2018	2017
Beginning of year	$2,404	$1,824
Additions	201	1,897
Capitalized Expenditures	74	47
Sales	(1,849)	(1,344)
Fair value adjustments	—	(20)
End of period	$830	$2,404

Activity in the valuation allowance was as follows:

	2018	2017	2016
Beginning of year	$777	$803	$616
Fair value adjustments	—	20	187
Reductions from sale	(370)	(46)	—
End of Period	$407	$777	$803

Expenses related to foreclosed assets include:

	Year Ended
	December 31,
	2018	2017	2016
Net gains on sales, included in other expense on income statement	$(173)	$(33)	$(128)

Fair value adjustments	—	20	187
Operating expenses, net of rental income	98	188	214
Repossession expense, net	98	208	401
Net expense, net of gain or loss on sales, for the period	$(75)	$175	$273

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2018	2017

Land and buildings	$22,090	$20,569
Furniture and equipment	19,363	18,392
Construction in process	66	504
	41,519	39,465
Less accumulated depreciation	(24,170)	(22,926)
	$17,349	$16,539

Depreciation expense was $1.2 million, $1.2 million and $1.3 million in 2018, 2017, and 2016.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Certain premises, not included in premises and equipment above, are leased under operating leases.  The approximate future minimum lease payments due under the aforementioned operating leases for their base term are as follows:

2019	$423
2020	409
2021	397
2022	361
2023	251
Thereafter	1,617
$3,458

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

	2018	2017	2016

Beginning of year	$14,001	$14,001	$14,001
Acquired goodwill	—	—	—
Impairment	—	—	—
End of year	$14,001	$14,001	$14,001

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

Our annual impairment analysis as of December 31, 2018 indicated that the Step 2 analysis was not necessary.  If needed, Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Acquired intangible assets were as follows at year-end:

	2018		2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$800	$562	$800	$431

Aggregate amortization expense was $131 thousand, $160 thousand and $247 thousand for 2018, 2017 and 2016.

Estimated amortization expense for each of the next five years:

2019	$102
2020	74
2021	45
2022	17
2023	—

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 8 - DEPOSITS

Time deposits of $250 thousand or more were $59.7 million and $79.6 million at year-end 2018 and 2017, respectively.

At December 31, 2018, the scheduled maturities of time deposits for the next five years are as follows:

2019	$136,121
2020	27,782
2021	14,182
2022	7,940
2023	5,970

Certain directors and executive officers of the Company and companies in whom they have beneficial ownership are deposit customers of the Bank. These deposits totaled approximately $2.1 million and $2.9  million at December 31, 2018 and 2017.

NOTE 9 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government agency securities and mortgage-backed securities with a total carrying amount of $13.9 million and $26.5 million at year-end 2018 and 2017.

Repurchase agreements range in maturities from 1 day to 29 months.  The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement.  Information concerning repurchase agreements for 2018, 2017 and 2016 is summarized as follows:

	2018	2017	2016
Average daily balance during the year	$9,313	$21,989	$23,755
Average interest rate during the year	0.67%	0.47%	0.45%
Maximum month-end balance during the year	$9,751	$24,070	$27,214
Weighted average interest rate at year end	0.60%	0.52%	0.50%

On July 20, 2015, the Company borrowed $5 million which had paid down to $2.7 million at December 31, 2018 and $3.3 million at December 31, 2017. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock. The maturity schedule for the term loan as of December 31, 2018 is as follows:

2019	$513
2020	539
2021	567
2022	596
Thereafter	503
$2,718

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2018	2017
Short-Term Advances
Maturities in March and July 2019 with fixed rates of 2.56% and 2.58%	$11,600	$8,400
Long-Term Advances
Maturities range from January 2019 through March 2030, fixed rates from 1.40% to 5.37%, averaging 2.05% in 2018 and 1.82% in 2017	88,852	90,332

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Advances are paid either on a monthly basis or at maturity.  All advances require a prepayment penalty, and are secured by the Federal Home Loan Bank stock and substantially all 1-4 family first-mortgage residential, multi-family and farm real estate loans under a blanket lien arrangement at December 31, 2018 and 2017.  Based on this collateral and the Company’s holding of Federal Home Loan Bank stock, the Company is eligible to borrow up to an additional $75.4 million at December 31, 2018.

Scheduled principal payments due on advances during the years subsequent to December 31, 2018 are as follows:

2019	$28,132
2020	20,332
2021	14,662
2022	18,501
2023	9,446
Thereafter	9,379
$100,452

NOTE 11 - SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”).  The Trust issued $217 thousand of common securities to the Company and $7 million of trust preferred securities as part of a pooled offering of such securities.  The Company issued $7.2 million subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust.  The debentures paid interest quarterly at 7.06% for the first 5 years.  Starting September 2008, the rate converted to three-month LIBOR plus 3.00% adjusted quarterly, which was 5.79% at year-end 2018.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

NOTE 12 - INCOME TAXES

Income tax expense was as follows:

	2018	2017	2016

Current	$1,489	$2,748	$1,082
Adjustment for Tax Cuts and Jobs Act	—	443	—
Deferred	165	(28)	(309)
	$1,654	$3,163	$773

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Year-end deferred tax assets and liabilities were due to the following.  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2018	2017

Deferred tax assets
Allowance for loan losses	$1,722	$1,637
Other real estate owned	32	106
Nonaccrual loan interest	14	36
Accrued expenses	162	134
Acquisition market value adjustments	118	230
Capital loss carryforward	—	73
Unrealized loss on securities	925	265
Low income housing investments	189	124
Unearned income	135	190
Other	80	69
Deferred tax liabilities
Bank premises and equipment	(716)	(640)
FHLB stock	(808)	(808)
Prepaid expenses	(213)	(168)
Mortgage servicing rights	(323)	(309)
Core deposit intangibles	(50)	(78)
Acquisition loan loss recapture	—	(53)
Other	(57)	(92)
Net deferred tax asset (liability)	$1,210	$716

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2018	2017	2016

U. S. federal income tax rate	21.0%	34.0%	34.0%
Changes from the statutory rate
Tax-exempt interest income	(4.4)	(9.0)	(14.1)
Historic and low income tax credits	(4.0)	(4.0)	(9.4)
Insurance captive	(1.0)	(1.9)	(3.3)
Non-deductible interest expense related to carrying tax-exempt investments	0.2	0.3	0.4
2017 Tax Cuts and Jobs Act	—	3.1	—
Other	(0.1)	0.3	0.7
	11.7%	22.8%	8.3%

On December 22, 2017, the ‘Tax Cuts and Jobs Act’ was enacted into legislation. Under ASC 740, the effects of changes in tax rates and laws were recognized in the period in which the new legislation was enacted. Accordingly, in 2017, the Company recorded an estimated $443 thousand for the revaluation of the Company’s deferred tax assets to estimate the revaluation of deferred tax assets due to the lowering of the federal corporate tax rate to 21%.

At December 31, 2017, the Company early adopted ASU 2018-02 and reclassified out of retained earnings and into accumulated other comprehensive income $164 thousand of tax expense that was recorded to income tax expense at December 31, 2017 due to re-measuring to 21% deferred taxes on available for sale securities

Federal income tax laws provided the First Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $272 thousand liability at December 31, 2018.  The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve.  However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $272 thousand would be recorded as expense.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Unrecognized Tax Benefits

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2018 and 2017.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2015.

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2018	2017	2016
Basic and Diluted Earnings Per Share
Net income	$12,430	$10,717	$8,569
Weighted average common shares outstanding	5,924	5,944	5,982
Basic and diluted earnings per share	$2.09	$1.81	$1.43

Stock options of 0 shares common stock from 2018, 1,200 shares common stock from 2017 and 2,400 shares common stock from 2016 were excluded from diluted earnings per share because their impact was antidilutive.  Restricted stock grants for 2018, 2017 and 2016 were excluded in shares outstanding for purposes of computing basic and diluted earnings per share.

See Note 1 in the notes to the consolidated financial statements for more detail on the stock split.

NOTE 14 - RETIREMENT PLAN

The Company has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision.  Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors.  Expense recognized in connection with the plan was $916 thousand, $939 thousand and $925 thousand in 2018, 2017 and 2016.

NOTE 15 - STOCK BASED COMPENSATION

The Company has three share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $175 thousand, $163 thousand, and $153 thousand for 2018, 2017 and 2016.

1993 Stock Option Plan

Under the expired 1993 Non-Employee Directors Stock Ownership Incentive Plan, the Company had granted certain directors stock option awards which vest and become fully exercisable immediately and provided for issuance of up to 40,000 options.  The exercise price of each option, which has a ten year life, was equal to the market price of the Company’s stock on the date of grant.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses various assumptions.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.

The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  No options were granted in 2018, 2017 or 2016.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Summary of activity in the expired stock option plan for 2018 follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, beginning of year	1,200	$15.50
Exercised	(1,200)	15.50
Outstanding, end of period	—	$—	0 months	$—
Vested and expected to vest	—	$—	0 months	$—
Exercisable, end of period	—	$—	0 months	$—

As of December 31, 2018, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  Since the stock option plan has expired, as of December 31, 2018, no additional options will be issued.

2005 Restricted Stock Grant Plan

Under the Company’s expired 2005 Restricted Stock Grant Plan, total shares issuable under the plan were 100,000.  There were no shares issued during 2018 and 2017.  There were 178 shares forfeited during 2018 and 294 shares forfeited during 2017.  Since the plan has expired, as of December 31, 2018, no additional restricted stock share awards will be issued.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2018	12,282	$151,984	$12.37
Vested	(6,180)	(72,224)	11.69
Forfeited	(178)	(2,356)	13.24
Nonvested at December 31, 2018	5,924	$77,404	$13.07

As of December 31, 2018, the total unrecognized compensation cost related to nonvested shares granted  under the Plan is expected to be recognized over a weighted-average period of 1.0 year. The total grant-date fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $72 thousand, $98 thousand and $128 thousand.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options, restricted stock share awards and other share based awards.  Total shares issuable under the plan are 300,000.  There were 11,440 shares issued during 2018 and 13,150 shares issued during 2017.  There were 2,226 shares forfeited during 2018 and 2,188 shares forfeited during 2017.  As of December 31, 2018, the 2009 stock award plan allows for additional restricted stock share awards of up to 256 thousand shares.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2018	21,860	$338,545	$15.49
Granted	11,440	263,406	23.03
Vested	(5,296)	(80,538)	15.21
Forfeited	(2,226)	(39,200)	17.61
Nonvested at December 31, 2018	25,778	$482,213	$18.71

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

As of December 31, 2018 the total unrecognized compensation cost related to nonvested shares granted under the Plan is expected to be recognized over a weighted-average period of 3.4 years.  The total grant-date fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $81 thousand, $54 thousand and $15 thousand.

See Note 1 in the notes to the consolidated financial statements for more detail on the stock split.

NOTE 16 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years.  During 2019 the Bank could, without prior approval, declare dividends on any 2019 net profits retained to the date of the dividend declaration plus $9.1 million.

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

Equity Securities:   The fair values for equity securities are determined by quoted market prices, if available (Level 1).  The Company has included equity securities in other asets on the Company’s Balance Sheet as of December 31, 2018.

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

Assets and Liabilities Measured on a Recurring Basis

Available for sale investment securities and equity securities which are in included in other assets on the Company’s balance sheet are the Company’s only balance sheet item that meet the disclosure requirements for instruments measured at fair value on a recurring basis.  Disclosures are as follows in the tables below.

December 31, 2018

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$3,975	$—	$3,975	$—
U. S. government agencies	41,178	—	41,178	—
States and municipals	64,204	—	64,204	—
Mortgage-backed - residential	147,249	—	147,249	—
Mortgage-backed-commercial	48,563	—	48,563	—
Asset-backed	10,200	—	10,200	—
Other Assets	284	284	—	—
Total	$315,653	$284	$315,369	$—

December 31, 2017

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$4,024	$—	$4,024	$—
U. S. government agencies	41,705	—	41,705	—
States and municipals	83,382	—	83,382	—
Mortgage-backed - residential	130,377	—	130,377	—
Mortgage-backed - commercial	51,596	—	51,596	—
Asset-backed	6,753		6,753
Equity securities	340	340	—	—
Total	$318,177	$340	$317,837	$—

There were no transfers between level 1 and level 2 during 2018 or 2017.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2018 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
1-4 family residential	$993	$—	$—	$993
Other real estate owned, net:
Commercial	246	—	—	246
Mortgage servicing rights	430	—	—	430

	Fair Value Measurements at December 31, 2017 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$183	$—	$—	$183
Other real estate owned, net:
Residential	910	—	—	910
Commercial	200	—		200
Mortgage servicing rights	1,323	—	—	1,323

Impaired loans measured for impairment using the fair value of the collateral had a net carrying amount of $993 thousand,  with a valuation allowance of $201 thousand at December 31, 2018.  During 2018, eight new loans became impaired resulting in an additional provision for loan losses of $201 thousand.  The total allowance for specific impaired loans increased $178 thousand for the year ending December 31, 2018.

At December 31, 2017, impaired loans measured for impairment using the fair value of the collateral had a net carrying amount of $183 thousand, with a valuation allowance of $23 thousand.  One new loan became impaired during 2017 which resulted in an additional provision for loan losses of $23 thousand for the year ending December 31, 2017.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $246 thousand, which is made up of the outstanding balance of $653 thousand, net of a valuation allowance of $407 thousand at December 31, 2018.  Fair value adjustments of other real were $0 for the year ended December 31, 2018.  At December 31, 2017, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $1.1 million, which was made up of the outstanding balance of $1.9 million, net of a valuation allowance of $777 thousand at December 31, 2017.  Fair value adjustments to other real estate owned netted to a write-down of $20 thousand for the year ended December 31, 2017.

Certain impaired loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $430 thousand, which is made up of the outstanding balance of $469 thousand, net of a valuation allowance of $39 thousand at December 31, 2018.  Fair value adjustments for the loan servicing rights netted to a positive adjustment of  $17 thousand for the year ended December 31, 2018.  At December 31, 2017, impaired loan servicing rights were carried at their fair value of $1.3 million, which is made up of the outstanding balance of $1.4 million, net of a valuation allowance of $56 thousand at December 31, 2017.  Fair value adjustments netted to a positve adjustment of $69 thousand for the year ended December 31, 2017.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018 and 2017:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2018	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$993	sales comparison	adjustment for differences between the comparable sales	(21)% - 7%	(7)%
Other real estate owned:
Commercial	246	income approach	capitalization rate	10% - 10%	(10)%
Mortgage servicing rights	430	discounted cash flow	constant prepayment rates	7% - 25%	(9)%

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2017	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$183	sales comparison	adjustment for differences between the comparable sales	3% - 27%	(15)%
Other real estate owned:
Residential	910	sales comparison	adjustment for differences between the comparable sales	0% - 16%	(6)%
Commercial	200	income approach	capitalization rate	10% - 10%	(10)%
Mortgage Servicing Rights	1,323	discounted cash flow	constant prepayment rates	7% - 25%	(10)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2018 and December 31, 2017 are as follows:

December 31, 2018:

	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$26,101	$26,101	$—	$—	$26,101
Interest bearing time deposits	2,175	2,175	—	—	2,175
Securities available for sale	315,369	—	315,369	—	315,369
Loans held for sale	1,203	—	1,224	—	1,224
Net Loans	678,017	—	—	666,942	666,942
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,150	—	1,346	2,804	4,150

Financial liabilities
Total deposits	$850,442	$620,885	$226,734	$—	$847,619
Repurchase agreements	8,077	—	8,009	—	8,009
Short-term Federal Home Loan Bank advances	11,600	—	11,592	—	11,592
Long-term Federal Home Loan Bank advances	88,852	—	84,983	—	84,983
Note payable	2,718		2,841		2,841
Subordinated debentures	7,217	—	—	7,213	7,213
Interest payable	893	—	877	16	893

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

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:  Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). The methods used to determine the fair value of loans were based on the notion of exit price. Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance sheet items is not considered material.

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$—	$117,660	$—	$98,413
Commitments to make loans	6,004	11,196	4,915	12,334
Letters of credit	—	552	—	672

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are originated at current market rates ranging from 3.88% to 6.50% with maturities ranging up to 30 years.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 19 - CAPITAL REQUIREMENTS

The Bank and the Company were subject to regulatory capital requirements administered by the federal banking agencies in 2017. In August 2018, the Federal Reserve Board issued an interim final ruling that holding companies with assets less than $3 billion are not subject to minimum capital requirements.  As a result, only Bank capital data and capital ratios are presented as of December 31, 2018.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for US banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Under the Basell III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios.  The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019.  The capital conservation buffer for 2018 is 1.875% and was 1.25% for 2017.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Management believes as of December 31, 2018, the Bank meets all capital adequacy requirements to which it is subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).   Management believes, as of December 31, 2018 and 2017, that the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restortation plans are required.  At year-end 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the table below.  Both the Bank’s and Company’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented below as of December 31, 2017:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2018
Bank Only
Total Capital (to Risk-Weighted Assets)	$105,345	14.7%	$57,496	8.0%		$71,870	10.0%
Tier I Capital (to Risk-Weighted Assets)	97,143	13.5	43,122	6.0		57,496	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	97,143	13.5	32,341	4.5		46,715	6.5
Tier I Capital (to Average Assets)	97,143	9.2	42,348	4.0		53,047	5.0

December 31, 2017
Consolidated
Total Capital (to Risk-Weighted Assets)	$101,896	14.9%	$54,599	8.0%	$	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	94,092	13.8	40,949	6.0		N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	87,092	12.8	30,712	4.5		N/A	N/A
Tier I Capital (to Average Assets)	94,092	9.2	40,754	4.0		N/A	N/A

December 31, 2017
Bank Only
Total Capital (to Risk-Weighted Assets)	$99,688	14.6%	$54,581	8.0%		$68,226	10.0%
Tier I Capital (to Risk-Weighted Assets)	91,884	13.5	40,936	6.0		54,581	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	91,884	13.5	30,702	4.5		44,347	6.5
Tier I Capital (to Average Assets)	91,884	9.0	40,669	4.0		50,836	5.0

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

As of December 31,

	2018	2017

ASSETS
Cash on deposit with subsidiaries	$6,793	$3,563
Investment in subsidiaries	109,723	106,980
Securities available for sale	—	70
Other assets	228	310
Total assets	$116,744	$110,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Note payable	$2,718	$3,321
Subordinated debentures	7,217	7,217
Other Liabilities	16	56
Stockholders’ equity
Preferred stock	—	—
Common stock	21,170	20,931
Retained earnings	89,101	80,395
Accumulated other comprehensive income	(3,478)	(997)
Total liabilities and stockholders’ equity	$116,744	$110,923

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Condensed Statements of Income and Comprehensive Income

Years Ended December 31,

	2018	2017	2016

Income
Dividends from subsidiary	$8,000	$7,135	$5,700
Securities (losses), net	(26)	—	—
Total income	7,974	7,135	5,700

Expenses
Interest expense	518	500	482
Other expenses	240	216	209
Total expenses	758	716	691

Income before income taxes and equity in undistributed income of subsidiary	7,216	6,419	5,009

Applicable income tax benefits	165	262	235

Income before equity in undistributed income of subsidiary	7,381	6,681	5,244

Equity in undistributed income of subsidiaries	5,049	4,036	3,325

Net income	$12,430	$10,717	$8,569

Comprehensive income (loss)	$9,949	$10,840	$7,254

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

Years Ended December 31,

	2018	2017	2016

Cash flows from operating activities
Net income	$12,430	$10,717	$8,569
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiary	(5,049)	(4,036)	(3,325)
Securities losses	26	—	—
Change in other assets	102	(23)	82
Change in other liabilities	(40)	3	43
Net cash from operating activities	7,469	6,661	5,369

Cash flows from investing activities
Proceeds from sales of securities, available for sale	24	—	—
Net cash from investing activities	24	—	—

Cash flows from financing activities
Payments on note payable	(603)	(769)	(704)
Dividends paid	(3,724)	(3,447)	(3,229)
Proceeds from issuance of common stock	64	64	49
Purchase of common stock	—	(263)	(668)
Net cash from financing activities	(4,263)	(4,415)	(4,552)

Net change in cash	3,230	2,246	817

Cash at beginning of year	3,563	1,317	500

Cash at end of year	$6,793	$3,563	$1,317

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share (1)
	Income	Income	Income	Basic	Fully Diluted

2018
First quarter	$10,220	$8,794	$3,148	$0.53	$0.53
Second quarter	10,550	9,033	3,068	0.52	0.52
Third quarter	10,741	8,942	3,278	0.55	0.55
Fourth quarter	11,121	9,061	2,936	0.49	0.49

2017
First quarter	$9,376	$8,178	$3,137	$0.53	$0.53
Second quarter	9,584	8,361	2,410	0.40	0.40
Third quarter	9,719	8,424	2,592	0.44	0.44
Fourth quarter	9,980	8,682	2,578	0.44	0.44

The Company recorded an additional $1.2 million in other income during the first quarter of 2017 for the sale of a building in Winchester, KY.  After the associated income tax expense, this transaction increased net income by $789 thousand.

(1)	See Note 1 in the notes to the consolidated financial statements for more detail on the stock split.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Kentucky Bancshares’ management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2018, an evaluation was carried out by Kentucky Bancshares’ management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2018 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Kentucky Bancshares’ internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Kentucky Bancshares internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that Kentucky Bancshares’ internal control over financial reporting is effective as of December 31, 2018.

The effectiveness of Kentucky Bancshares’ internal control over financial reporting as of December 31, 2018 has been audited by Crowe, LLP, an independent registered public accounting firm that audited Kentucky Bancshares’ consolidated financial statements included in this annual report.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Set forth below is information about our executive officers who do not serve as Directors, including their business experience for at least the past five years and their ages as of March 15, 2019.

Name	Age	Position with the Company

James B. Braden	40	Executive Vice President, Chief Operations
		Officer. Previously Chief Administration Officer from 2013 to 2017 and Director of Risk Management
		from 2010 to 2012. Also, previously a Senior Manager
		at a national public accounting firm serving
		financial institutions.

Brenda S. Bragonier	62	Senior Vice President, Director of Marketing
		since 1999.

Carol Caskey	61	Senior Vice President, Director of Human Resources
		since 2011. Previously an Associate Relations
		Consultant at a national health insurance
		carrier.

Gregory J. Dawson	58	Senior Vice President, Chief Financial Officer
		since 1989.

James L. Elliott	72	Senior Vice President, Director of Wealth
		Management since 2013. Previously a Senior
		Vice President and Group Director of private
		financial services for a financial institution.
Shane Foley Norman J. Fryman	42 69

Excecutive Vice President, Director of Retail Banking.

Previously Vice President of Mortgage Lending from

2004 -2007 and Vice President of Commercial Lending

from 2007-2019.

Executive Vice President, Chief Credit Officer

		since 2010. Director of Sales and Service
		from 2004 to 2009.

Christopher Gorley	48	Senior Vice President, Director of Operations
		since 2013. Previously a Vice President and
		Chief Operations Officer with a community bank.

The remaining information required by Item 10 is hereby incorporated by reference under the headings “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 — Election of Directors” from the Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 21, 2019, which will be filed with the Commission on or about April 15, 2019, pursuant to Regulation 14A (“2018 Proxy Statement”).

Item 11.   Executive Compensation

The information required by Item 11 is hereby incorporated by reference under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation of Named Executive Officers” in the 2019 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference under the heading “Stock Ownership of Directors and Executive Officers” in the 2019 Proxy Statement.  See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference under the headings “Corporate Governance” and “Transactions with Related Persons” in the 2019 Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference under the heading “Fees of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement.

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

10.3	Employment Agreement for Louis Prichard as incorporated by reference to the Registrant’s Current Report on Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 3, 2008.
10.4	2005 Restricted Stock Grant Plan, including form of Award Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 22, 2005.
10.5	2009 Stock Award Plan, as incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009.
11	Computation of earnings per share - See Note 13 in the notes to the consolidated financial statements included in Item 8.
21	Subsidiaries of Registrant
23	Consent of Crowe, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Scheme Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Bancshares, Inc.
By:	/s/Louis Prichard
Louis Prichard, President and Chief Executive Officer, Director
March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 15, 2019
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 15, 2019
Gregory J. Dawson, Chief Financial and Accounting Officer

/s/Buckner Woodford, IV	March 15, 2019
Buckner Woodford, IV, Chairman of the Board, Director

/s/B. Proctor Caudill, Jr.	March 15, 2019
B. Proctor Caudill, Jr., Director

/s/Henry Hinkle	March 15, 2019
Henry Hinkle, Director

/s/Ted McClain	March 15, 2019
Ted McClain, Director

/s/Jack W. Omohundro	March 15, 2019
Jack W. Omohundro, Director

/s/Edwin S. Saunier	March 15, 2019
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 15, 2019
Robert G. Thompson, Director

/s/ Woodford VanMeter	March 15, 2019
Woodford Van Meter, Director