Form 10-Q
period 2019-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2019-05-10
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KTYB	OTCQX

Number of shares of Common Stock outstanding as of April 30, 2019:  5,981,326.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollar amounts in thousands except per share data)

	3/31/2019	12/31/2018
ASSETS
Cash and due from banks	$37,676	$25,835
Federal funds sold	230	266
Cash and cash equivalents	37,906	26,101
Interest bearing time deposits	2,175	2,175
Securities available for sale	297,969	315,369
Loans held for sale	1,282	1,203
Loans	687,484	686,144
Allowance for loan losses	(7,882)	(8,127)
Net loans	679,602	678,017
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	852	830
Bank premises and equipment, net	17,332	17,349
Interest receivable	4,177	4,150
Mortgage servicing rights	1,483	1,536
Goodwill	14,001	14,001
Other intangible assets	210	238
Bank owned life insurance	10,282	10,198
Operating lease right of use asset	6,262	—
Other assets	6,406	7,811
Total assets	$1,086,973	$1,086,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$241,400	$231,429
Time deposits, $250,000 and over	44,631	59,736
Other interest bearing	558,107	559,277
Total deposits	844,138	850,442
Repurchase agreements	6,604	8,077
Short-term Federal Home Loan Bank advances	11,400	11,600
Long-term Federal Home Loan Bank advances	90,347	88,852
Note payable	2,592	2,718
Subordinated debentures	7,217	7,217
Interest payable	902	893
Operating lease liability	6,262	—
Other liabilities	5,802	9,420
Total liabilities	975,264	979,219

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 5,981,326 and 5,955,242 shares issued and outstanding at March 31, 2019 and December 31, 2018	21,521	21,170
Retained earnings	90,897	89,101
Accumulated other comprehensive loss	(709)	(3,478)
Total stockholders’ equity	111,709	106,793
Total liabilities and stockholders’ equity	$1,086,973	$1,086,012

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	3/31/2019	3/31/2018
INTEREST INCOME:
Loans, including fees	$8,800	$8,012
Securities
Taxable	1,829	1,502
Tax exempt	333	513
Other	217	193
Total interest income	11,179	10,220
INTEREST EXPENSE:
Deposits	1,537	847
Repurchase agreements and federal funds purchased	24	23
Federal Home Loan Bank advances	543	435
Note payable	34	36
Subordinated debentures	102	85
Total interest expense	2,240	1,426
Net interest income	8,939	8,794
Provision for loan losses	125	—
Net interest income after provision	8,814	8,794
NON-INTEREST INCOME:
Service charges	1,194	1,288
Loan service fee income, net	73	52
Trust department income	328	315
Gain (loss) on sale of available for sale securities, net	94	(44)
Gain on sale of loans	207	374
Brokerage income	136	209
Debit card interchange income	790	763
Net increase in cash surrender value of bank-owned life insurance	86	7
Other	92	87
Total other income	3,000	3,051
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,690	4,493
Occupancy expenses	981	980
Repossession expenses, net	53	15
FDIC Insurance	77	79
Legal and professional fees	216	229
Data processing	601	469
Debit card expenses	530	434
Amortization expense of intangible assets, excluding mortgage servicing right	29	36
Advertising and marketing	234	219
Taxes other than payroll, property and income	324	312
Telephone	127	79
Postage	31	85
Loan fees	25	40
Other	847	820
Total other expenses	8,765	8,290
Income before income taxes	3,049	3,555
Provision for income taxes	238	407
Net income	$2,811	$3,148
Earnings per share
Basic	$0.47	$0.53
Diluted	0.47	0.53

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	3/31/2019	3/31/2018
Net income	$2,811	$3,148

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	3,599	(4,344)
Reclassification of realized amount	(94)	44
Net change in unrealized gain (loss) on securities	3,505	(4,300)
Less: Tax impact	(736)	903
Other comprehensive income (loss)	2,769	(3,397)

Comprehensive income (loss)	$5,580	$(249)

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
Balances, December 31, 2017	5,943,044	$20,931	$80,395	$(997)	$100,329
Common stock issued (employee stock grants of 10,674 shares, net of 766 shares forfeited, director stock awards of 1,962 shares and director stock options exercised of 1,200 shares)	13,836	64	—	—	64
Stock compensation expense	—	45	—	—	45
Other comprehensive loss	—	—	—	(3,397)	(3,397)
Net income	—	—	3,148	—	3,148
Dividends declared - $0.155 per share	—	—	(923)	—	(923)
Balances, March 31, 2018	5,956,880	$21,040	$82,620	$(4,394)	$99,266

(1)	Common Stock has no par value; amount includes Additional Paid-in Capital

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
Balances, December 31, 2018	5,955,242	$21,170	$89,101	$(3,478)	$106,793
Common stock issued (employee stock grants of 23,260 shares, net of 120 shares forfeited, and director stock grants of 2,824 shares)	26,084	295	—	—	295
Stock compensation expense	—	56	—	—	56
Other comprehensive loss	—	—	—	2,769	2,769
Net income	—	—	2,811	—	2,811
Dividends declared - $0.170 per share	—	—	(1,015)	—	(1,015)
Balances, March 31, 2019	5,981,326	$21,521	$90,897	$(709)	$111,709

(1)  Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	3/31/2019	3/31/2018
Cash Flows From Operating Activities
Net Income	$2,811	$3,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	300	299
Amortization (accretion), net	(31)	(133)
Securities amortization (accretion), net	174	232
Stock based compensation expense	56	45
Provision for loan losses	125	—
Securities losses (gains) available for sale gains, net	(94)	44
Net increase in cash surrender value of bank-owned life insurance	(84)	(7)
Originations of loans held for sale	(8,435)	(11,343)
Proceeds from sale of loans	8,563	11,727
Gain on sale of loans	(207)	(374)
Losses (gains) on other real estate	—	(1)
Write-downs of other real estate, net	38	—
Changes in:
Interest receivable	(27)	142
Other assets	664	21
Interest payable	9	(197)
Deferred taxes	5	(45)
Other liabilities	(3,618)	(2,342)
Net cash from operating activities	249	1,216
Cash Flows From Investing Activities
Net change in interest bearing time deposits	—	45
Purchases of securities available for sale	(8,022)	(9,599)
Purchase of bank owned life insurance	—	(10,000)
Proceeds from sales of securities available for sale	16,318	3,922
Proceeds from principal payments, maturities and calls securities available for sale	12,529	13,280
Net change in loans	(1,670)	(1,013)
Purchases of bank premises and equipment	(283)	(1,053)
Capitalized expenditures for other real estate	—	(74)
Proceeds from the sale of other real estate	12	203
Net cash used in investing activities	18,884	(4,289)
Cash Flows From Financing Activities:
Net change in deposits	(6,304)	1,469
Net change in repurchase agreements	(1,473)	(7,667)
Net change in short-term Federal Home Loan Bank advances	(200)	(200)
Proceeds from long-term Federal Home Loan Bank advances	5,000	—
Repayment of long-term Federal Home Loan Bank advances	(3,505)	(1,820)
Repayment of note payable	(126)	(237)
Proceeds from issuance of common stock	295	64
Dividends paid	(1,015)	(923)
Net cash (used in) from financing activities	(7,328)	(9,314)
Net change in cash and cash equivalents	11,805	(12,387)
Cash and cash equivalents at beginning of period	26,101	39,172
Cash and cash equivalents at end of period	$37,906	$26,785
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$2,231	$1,623
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	72	—
In conjunction with the adoption of ASU 2016-02, as detailed in Note 10 of the unaudited consolidated financial statements, an operating lease asset and a related lease liability was recognized	6,262	—

See Accompanying Notes

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented as of any date other than December 31 has been prepared from the Company’s books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted. There have been no significant changes to the Company’s accounting and reporting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Subsequent Events:  The Company has evaluated subsequent events for recognition and disclosure through May 10, 2019 which is the date the financial statements were available to be issued.

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

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Premiums on purchased callable debt securities are amortized to the earliest call date.  Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $134 thousand for the three months ended March 31, 2019 compared to $125 thousand for the first three months of 2018. Servicing fees are included in loan service fee income in the income statement.  Late fees and ancillary fees related to loan servicing are not material.

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

The investment recorded at March 31, 2019 was $4.0 million and $3.6 million at March 31, 2018, respectively, and is included with other assets in the balance sheet.  During the quarters ended March 31, 2019 and 2018, the Company recognized amortization expense of $159 thousand and $156 thousand, respectively, which was included within other noninterest expense on the consolidated statements of income.

Leases:  The Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-

02”), including the adoption of the practical expedients, on January 1, 2019. Lessees are required to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The Company recorded assets and liabilities of $6.3 million, as of March 31, 2019, as a result of recording operating lease contracts where the Company is lessee.  The Company did not restate comparative periods. The right of use asset and the lease obligations are included reported on the Company’s balance sheet in the accompanying consolidated statements of financial condition

Repurchase Agreements:  Substantially all repurchase agreement liabilities represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

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

Revenue Recognition:  The Company’s services that fall within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisifies its obligation to the customer.  Services within the scope of ASC 606 include trust department income, service charges, debit card interchange income and brokerage income.

•

Trust department income: We earn wealth management fees based upon asset custody, investment management, trust, and estate services provided to customers. Most of these customers receive monthly billings for services rendered based upon the market value of assets and/or income generated. Fees that are transaction based are recognized at the point in time that the transaction is executed.  These fees totaled $328 thousand for the three months ended March 31, 2019 and $315 thousand for the three months ended March 31, 2018.

•

Service charges: We earn fees from our deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees and overdraft fees are recognized at a point in time, since the customer generally has a right to cancel the depository arrangement at any time. The arrangement is considered a day-to-day contract with ongoing renewals and optional purchases, so the duration of the contract does not extend beyond the services already performed. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a montrepresenting the period over which we satisfy our performance obligation.  These fees totaled $1.2 million for the three months ended March 31, 2019 and $1.3 million for the three months ended March 31, 2018.

•

Debit card interchange income: As with the transaction-based fees on deposit accounts, debit card interchange income is recognized at the point in time that we fulfill the customer’s request. We earn interchange fees from cardholder transactions processed through card association networks. Interchange rates are generally set by the card associations based upon purchase volumes and other factors. Interchange fees represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  These fees totaled $790 thousand for the three months ended March 31, 2019 and $763 thousand for the three months ended March 31, 2018.

•

Brokerage income: Brokerage income fees are the commissions and fees received from a registered broker/dealer and investment adviser that provide those services to our customers. We act as an agent in arranging the relationship between the customer and the third-party service provider. These fees are recognized monthly from the third-party broker based upon services already performed.  These fees totaled $136 thousand for the three months ended March 31, 2019 and $209 thousand for the three months ended March 31, 2018.

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

Adoption of New Accounting Standards

We adopted ASU 2016-02, “Leases (Topic 842),” on January 1, 2019, the effective date of the guidance, using the practical expedient transition method whereby we did not revise comparative period information or disclosure. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We also elected certain optional practical expedients including the hindsight practical expedient under which we considered the actual outcomes of lease renewals and terminations when measuring the lease term at adoption, and we made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We recognize these lease payments in the consolidated statements of income on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, and we have elected the practical expedient to account for these as a single lease component.

We evaluate our contracts at inception to determine if an arrangement is, or contains, a lease. Operating leases are included in operating lease right of use (ROU) assets and operating lease liabilities on our consolidated balance sheet. The Company has no finance leases.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Our operating leases relate primarily to land and building leases for bank branches and office space. In conjunction with the adoption on January 1, 2019, we recognized operating lease liabilities of $6.4 million and related lease assets of $6.4 million on our balance sheet.  The adoption of ASU 2016-02  had no material impact on our consolidated income statement or cash flow statement.

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

The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates.  The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  Early adoption was permitted after December 15, 2018.

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

As of the beginning of the first reporting period in which the new standard is effective, the Company expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, if any, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated, however, we expect to run multiple parallel models during 2019 before finalizing the adjustment amount by December 31, 2019.

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

The Company's share-based payment awards to nonemployees consist only of grants made to the Company's Board of Directors as compensation solely related to the individual's role as a Director.  As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its Directors in the same manner as share-based payment awards for its employees.  Accordingly, the amendments in this guidance were adopted on January 1, 2019 and did not have an effect on the accounting for the Company's share-based payment awards to its Directors.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
March 31, 2019
U.S. treasury notes	$4,029	$—	$(28)	$4,001
U. S. government agencies	30,902	568	(243)	31,227
States and political subdivisions	53,128	985	(68)	54,045
Mortgage-backed - residential	115,344	254	(1,465)	114,133
Mortgage-backed - commercial	79,896	130	(924)	79,102
Asset-backed	15,568	65	(172)	15,461
Total	$298,867	$2,002	$(2,900)	$297,969

December 31, 2018
U.S. treasury notes	$4,032	$—	$(57)	$3,975
U. S. government agencies	41,122	515	(459)	41,178
States and political subdivisions	64,196	503	(495)	64,204
Mortgage-backed - residential	150,704	159	(3,614)	147,249
Mortgage-backed - commercial	49,484	—	(921)	48,563
Asset-backed	10,234	56	(90)	10,200
Total	$319,772	$1,233	$(5,636)	$315,369

The amortized cost and fair value of securities as of March 31, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 9.

	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	39,534	39,990
Due after five years through ten years	20,598	20,790
Due after ten years	27,927	28,493
	88,059	89,273
Mortgage-backed - residential	115,344	114,133
Mortgage-backed - commercial	79,896	79,102
Asset-backed	15,568	15,461
Total	$298,867	$297,969

Proceeds from sales of securities during the first three months of 2019 and 2018 were $16.3 million and $3.9 million.  Gross gains of $109 thousand and $34 thousand and gross losses of $15 thousand and $78 thousand were realized on those sales, respectively.  The tax provision related to these realized net gains or losses was $20 thousand and $(9) thousand, respectively.

Securities with unrealized losses at March 31, 2019 and at December 31, 2018 not recognized in income are as follows:

March 31, 2019

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$—	$—	$4,001	$(28)	$4,001	$(28)
U.S. government agencies	—	—	18,695	(243)	18,695	(243)
States and political subdivisions	283	(1)	8,399	(67)	8,682	(68)
Mortgage-backed - residential	3,725	(6)	84,952	(1,459)	88,677	(1,465)
Mortgage-backed - commercial	1,992	(1)	61,250	(923)	63,242	(924)
Asset-backed	8,353	(172)	—	—	8,353	(172)
Total temporarily impaired	$14,353	$(180)	$177,297	$(2,720)	$191,650	$(2,900)

December 31, 2018

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$—	$—	$3,975	$(57)	$3,975	$(57)
U.S. government agencies	—	—	21,102	(459)	21,102	(459)
States and political subdivisions	8,007	(125)	25,540	(370)	33,547	(495)
Mortgage-backed - residential	19,250	(144)	112,369	(3,470)	131,619	(3,614)
Mortgage-backed - commercial	—	—	45,949	(921)	45,949	(921)
Asset-backed	1,920	(90)	—	—	1,920	(90)
Total temporarily impaired	$29,177	$(359)	$208,935	$(5,277)	$238,112	$(5,636)

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

3.LOANS

Loans at period-end are as follows:

(in thousands)

	3/31/2019	12/31/2018
Commercial	$88,214	$86,149
Real estate construction	20,700	24,254
Real estate mortgage:
1-4 family residential	256,704	252,318
Multi-family residential	45,434	46,403
Non-farm & non-residential	197,394	196,674
Agricultural	58,822	60,049
Consumer	20,047	20,089
Other	169	208
Total	$687,484	$686,144

Activity in the allowance for loan losses for the three month period indicated was as follows:

	Three Months Ended March 31, 2019
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$1,159	$(191)	$7	$(32)	$943
Real estate construction	414	—	—	(63)	351
Real estate mortgage:
1-4 family residential	2,605	(99)	8	146	2,660
Multi-family residential	733	—	—	(10)	723
Non-farm & non-residential	1,649	(17)	—	(23)	1,609
Agricultural	420	—	1	(15)	406
Consumer	410	(61)	14	26	389
Other	58	(241)	209	44	70
Unallocated	679	—	—	52	731
	$8,127	$(609)	$239	$125	$7,882

	Three Months Ended March 31, 2018
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$975	$—	$—	$(16)	$959
Real estate Construction	462	—	—	(70)	392
Real estate mortgage:
1-4 family residential	2,316	(62)	257	(12)	2,499
Multi-family residential	640	—	3	133	776
Non-farm & non-residential	1,554	—	—	—	1,554
Agricultural	494	—	23	(33)	484
Consumer	582	(28)	16	(9)	561
Other	18	(214)	190	30	24
Unallocated	679	—	—	(23)	656
	$7,720	$(304)	$489	$—	$7,905

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $2.8 million as of March 31, 2019 and $2.8 million at December 31, 2018) in loans by portfolio segment and based on impairment method as March 31, 2019 and December 31, 2018:

	Individually	Collectively
As of March 31, 2019	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$943	$943
Real estate construction	—	351	351
Real estate mortgage:
1-4 family residential	19	2,641	2,660
Multi-family residential	—	723	723
Non-farm & non-residential	—	1,609	1,609
Agricultural	—	406	406
Consumer	—	389	389
Other	—	70	70
Unallocated	—	731	731
	$19	$7,863	$7,882
Loans:
Commercial	$—	$88,214	$88,214
Real estate construction	374	20,326	20,700
Real estate mortgage:
1-4 family residential	1,455	255,249	256,704
Multi-family residential	1,952	43,482	45,434
Non-farm & non-residential	276	197,118	197,394
Agricultural	528	58,294	58,822
Consumer	—	20,047	20,047
Other	—	169	169
Total	$4,585	$682,899	$687,484

	Individually	Collectively
As of December 31, 2018	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$191	$968	$1,159
Real estate construction	—	414	414
Real estate mortgage:
1-4 family residential	10	2,595	2,605
Multi-family residential	—	733	733
Non-farm & non-residential	—	1,649	1,649
Agricultural	—	420	420
Consumer	—	410	410
Other	—	58	58
Unallocated	—	679	679
	$201	$7,926	$8,127
Loans:
Commercial	$191	$85,958	$86,149
Real estate construction	374	23,880	24,254
Real estate mortgage:
1-4 family residential	1,003	251,315	252,318
Multi-family residential	1,973	44,430	46,403
Non-farm & non-residential	227	196,447	196,674
Agricultural	1,164	58,885	60,049
Consumer	—	20,089	20,089
Other	—	208	208
Total	$4,932	$681,212	$686,144

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2019 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction	$374	$374	$—	$374	$—	$—
Real estate mortgage:
1-4 family residential	200	200	—	100	4	4
Multi-family residential	1,952	1,952	—	1,963	43	43
Non-farm and non-residential	276	276		252	5	5
Agricultural	528	528	—	846	4	4

With an allowance recorded:
Real estate mortgage:
1-4 family residential	1,255	1,255	19	1,129	7	7
Total	$4,585	$4,585	$19	$4,664	$63	$63

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the three months ended March 31, 2018:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
1-4 family residential	$169	$4	$4
Multi-family residential	712	12	12
Non-farm and non-residential	1,404	18	18
Agricultural	283	6	6

With an allowance recorded:
Real estate mortgage:
1-4 family residential	570	7	7
Total	$3,138	$47	$47

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2018 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate construction	$374	$374	$—	$187	$3	$3
Real-estate mortgage:
Multi-family	1,973	1,973	—	1,991	101	101
Non-farm & non-residential	227	227	—	679	12	12
Agricultural	1,164	1,164	—	724	54	54

With an allowance recorded:
Commercial	191	191	191	96	18	18
Real estate mortgage
1-4 family residential	1,003	1,003	10	605	13	13
Total	$4,932	$4,932	$201	$4,282	$201	$201

The following tables present the recorded investment in nonaccrual, loans past due over 89 days still on accrual and accruing troubled debt restructurings by class of loans as of March 31, 2019 and December 31, 2018:

		Loans Past Due
		Over 89 Days
As of March 31, 2019		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$—	$—	$—
Real estate construction	374	—	—
Real estate mortgage:
1-4 family residential	554	941	—
Non-farm & non-residential	65	—	—
Agricultural	249	—	—
Consumer	26	4	—
Total	$1,268	$945	$—

		Loans Past Due
		Over 89 Days
As of December 31, 2018		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$191	$—	$—
Real estate construction	—	374	—
Real estate mortgage:
1-4 family residential	525	784	—
Non-farm & non-residential	156	14	—
Agricultural	252	—	—
Consumer	17	10	—
Total	$1,141	$1,182	$—

Nonaccrual loans secured by real estate make up 97.6% of the total nonaccrual loan balances at March 31, 2019.

Nonaccrual loans and loans past due over 89 days and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as of March 31, 2019 and December 31, 2018 by class of loans:

	30–59	60–89	Greater than		Total
As of March 31, 2019	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$116	$—	$—	$—	$116	$88,098
Real estate construction	—	—	—	374	374	20,326
Real estate mortgage:
1-4 family residential	1,859	163	941	554	3,517	253,187
Multi-family residential	—	—	—	—	—	45,434
Non-farm & non-residential	400	—	—	65	465	196,929
Agricultural	313	200	—	249	762	58,060
Consumer	123	34	4	26	187	19,860
Other	—	—	—	—	—	169
Total	$2,811	$397	$945	$1,268	$5,421	$682,063

	30–59	60–89	Greater than		Total
As of December 31, 2018	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$10	$24	$—	$191	$225	$85,924
Real estate construction	309	—	374	—	683	23,571
Real estate mortgage:
1-4 family residential	2,158	563	784	525	4,030	248,288
Multi-family residential	951	—	—	—	951	45,452
Non-farm & non-residential	68	84	14	156	322	196,352
Agricultural	502	15	—	252	769	59,280
Consumer	119	15	10	17	161	19,928
Other	—	—	—	—	—	208
Total	$4,117	$701	$1,182	$1,141	$7,141	$679,003

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

The Company had no loans classified as troubled debt restructurings as of March 31, 2019 or December 31, 2018.

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

As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31, 2019		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$87,873	$318	$23	$—
Real estate construction	20,303	—	397	—
Real estate mortgage:
1-4 family residential	247,063	3,638	6,003	—
Multi-family residential	41,017	2,465	1,952	—
Non-farm & non-residential	188,830	8,086	478	—
Agricultural	53,576	4,259	987	—
Total	$638,662	$18,766	$9,840	$—

As of December 31, 2018		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$84,911	$994	$53	$191
Real estate construction	23,857	—	397	—
Real estate mortgage:
1-4 family residential	244,382	2,685	5,201	50
Multi-family residential	43,248	1,182	1,973	—
Non-farm & non-residential	188,186	7,967	503	18
Agricultural	54,654	3,715	1,680	—
Total	$639,238	$16,543	$9,807	$259

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 89 days past due or on non-accrual status, and total $30 thousand at March 31, 2019 and $27 thousand at December 31, 2018.

Non-consumer loans with an outstanding balance less than $200 thousand are evaluated similarly to consumer loans. Loan performance is evaluated based on delinquency status. Both are reviewed at least quarterly and credit quality grades are updated as needed

4.REAL ESTATE OWNED

Activity in real estate owned, net was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Beginning of year	$830	$2,404
Additions	72	—
Capitalized Expenditures	—	74
Sales	(12)	(202)
Fair value adjustments	(38)	—
End of period	$852	$2,276

Activity in the valuation allowance was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Beginning of year	$407	$777
Fair value adjustments	38	—
End of Period	$445	$777

Expenses related to foreclosed assets include (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net gains on sales, included in other income on income statement	$—	$1

Fair value adjustments	38	—
Operating expenses, net of rental income	15	15
Repossession expense, net	53	15
Net expense, net of gain or loss on sales, for the period	$53	$16

5.EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except per share data)
Basic and Diluted Earnings Per Share
Net Income	$2,811	$3,148
Weighted average common shares outstanding	5,929	5,924
Basic and diluted earnings per share	$0.47	$0.53

Restricted stock grants for 2019 and 2018 were excluded in shares outstanding for purposes of computing basic and diluted earnings per share.

6.STOCK COMPENSATION

We have two stock based compensation plans as described below.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 100,000. There were no shares issued during the first three months of 2019 or 2018.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were 12 shares forfeited during the three months ended March 31, 2019 and 142 shares were forfeited during the three months ended March 31, 2018.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2019	5,924	$77,404	$13.07
Vested	(4,254)	(54,566)	12.83
Forfeited	(12)	(164)	13.68
Nonvested at March 31, 2019	1,658	$22,674	$13.68

As of March 31, 2019, unrecognized compensation cost related to nonvested shares granted under the 2005 Restricted Stock Grant Plan will be recognized over a weighted-average period of 0.8 years.  Further, as of March 31, 2019, no additional shares are available for issuance under the 2005 Restricted Stock Grant Plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 300,000.  There were 23,380 shares issued during the three months ended March 31, 2019 and 11,440 shares were issued during the three months ended March 31, 2018. There were 108 shares forfeited during the three months ended March 31, 2019 and 624 shares were forfeited during the three months ended March 31, 2018.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2019	25,778	$482,213	$18.71
Granted	23,380	549,430	23.50
Vested	(9,132)	(173,164)	18.96
Forfeited	(108)	(2,046)	18.94
Nonvested at March 31, 2019	39,918	$856,433	$21.45

As of March 31, 2019, unrecognized compensation cost related to nonvested shares granted under the 2009 Restricted Stock Grant Plan will be recognized over a weighted-average period of 4.0 years.  As of March 31, 2019, 229,750 shares are still available for issuance.

7.REPURCHASE AGREEMENTS

Repurchase agreements totaled $6.6 million at March 31, 2019. Of this, $3.6 million in balances were overnight obligations and $3.0 million in balances had terms extending through May 2021 with a weighted remaining average life of 1.1 years. The Company pledged U.S. government agency securities with a total carrying amount of $12.1 million to secure repurchase agreements as of March 31, 2019.

8.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5.0 million which had an outstanding balance of $2.6 million as of March 31, 2019. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  The maturity schedule for the term loan as of March 31, 2019 is as follows (in thousands):

2019	$387
2020	539
2021	567
2022	596
Thereafter	503
$2,592

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

Net adjustments totaled $(182) thousand the first three months of 2019 and $44 for the first three months of 2018 and resulted in a Level 3 classification of the inputs for determining fair value.

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure and classified as other real estate owned “OREO” are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments were $38 thousand for the three months ended March 31, 2019 and $0 for the three months ended March 31, 2018, and resulted in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Fair Value Measurements at March 31, 2019 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$4,001	$—	$4,001	$—
U. S. government agencies	31,227	—	31,227	—
States and political subdivisions	54,045	—	54,045	—
Mortgage-backed - residential	114,133	—	114,133	—
Mortgage-backed-commercial	79,102	—	79,102	—
Asset-backed	15,461	—	15,461	—
Other Assets	287	287	—	—
Total	$298,256	$287	$297,969	$—

Fair Value Measurements at December 31, 2018 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$3,975	$—	$3,975	$—
U. S. government agencies	41,178	—	41,178	—
States and political subdivisions	64,204	—	64,204	—
Mortgage-backed - residential	147,249	—	147,249	—
Mortgage-backed - commercial	48,563	—	48,563	—
Asset-backed	10,200	—	10,200	—
Other Assets	284	284	—	—
Total	$315,653	$284	$315,369	$—

There were no transfers between level 1 and level 2 during 2019 or 2018.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2019 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
1-4 family residential	$1,236	$—	$—	$1,236
Other real estate owned, net:
Commercial	246	—	—	246
Agricultural	233	—	—	233
Mortgage servicing rights	412	—	—	412

	Fair Value Measurements at December 31, 2018 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$993	$—	$—	$993
Other real estate owned, net:
Commercial	246	—	—	246
Mortgage servicing rights	430	—	—	430

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $1.2 million, which includes a valuation allowance of $19 thousand as of March 31, 2019.  Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $993 thousand, with a valuation allowance of $201 thousand at December 31, 2018.

Four new loans became impaired during the three months ended March 31, 2019 when compared to December 31, 2018 and resulted in additional provision for loan loss expense of $10 thousand for the three months ended March 31, 2019. Five new loans became impaired during the three months ended March 31, 2018 which resulted in $44 thousand in additional provision for loan losses expense.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $479 thousand, which is made up of the outstanding balance of $924 thousand, net of a valuation allowance of $445 thousand as of March 31, 2019. Other real estate owned which was measured at fair value less costs to sell, had a net carrying amount of $246 thousand, which was made up of the outstanding balance of $653 thousand, net of a valuation allowance of $407 thousand at December 31, 2018.   The Company recorded $38 thousand in write-downs of other real estate owned properties for the three months ended March 31, 2019 and $0 for the three months ended March 31, 2018.

Impaired mortgage servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $412 thousand, which was made up of the outstanding balance of $456 thousand net of a valuation allowance of $44 thousand as of March 31, 2019.  Impaired mortgage servicing rights, which are carried at the lower of cost or fair value, were carried at their fair value of $430 thousand, which was made up of the outstanding balance of $469 thousand, net of a valuation allowance of $39 thousand as of December 31, 2018 .  For the first three months of 2019, the Company recorded net writedowns of $6 thousand.  For the three months ended March 31, 2018, the Company recorded net recoveries of prior write-downs of $56 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018:

				Range
March 31, 2019	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$1,236	sales comparison	adjustment for differences between the comparable sales	(16)% - 6%	(5)%
Other real estate owned:
Commercial	246	income approach	capitalization rate	10% - 10%	(10)%
Agricultural	233	sales comparison	adjustment for differences between the comparable sales	(29)% - 41%	(13)%
Mortgage servicing rights	412	discounted cash flow	constant prepayment rates	7% - 25%	(10)%

				Range
December 31, 2018	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$1,494	sales comparison	adjustment for differences between the comparable sales	(16)% - 6%	(5)%
Other real estate owned:
Commercial	246	income approach	capitalization rate	10% - 10%	(10)%
Mortgage servicing rights	430	discounted cash flow	constant prepayment rates	7% - 25%	(9)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, as of March 31, 2019 and December 31, 2018 are as follows:

March 31, 2019:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$37,906	$37,906	$—	$—	$37,906
Interest bearing time deposits	2,175	2,175	—	—	2,175
Securities available for sale	297,969	—	297,969	—	297,969
Loans held for sale	1,282	—	1,296	—	1,296
Net Loans	679,602	—	—	668,580	668,580
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,177	—	1,337	2,840	4,177

Financial liabilities
Total deposits	$844,138	$640,620	$201,652	$—	$842,272
Repurchase agreements	6,604	—	6,549	—	6,549
Short-term Federal Home Loan Bank advances	11,400	—	11,398	—	11,398
Long-term Federal Home Loan Bank advances	90,347	—	88,166	—	88,166
Note payable	2,592		2,740		2,740
Subordinated debentures	7,217	—	—	7,216	7,216
Interest payable	902	—	886	16	902

December 31, 2018:
	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$26,101	$26,101	$—	$—	$26,101
Interest bearing time deposits	2,175	2,175	—	—	2,175
Securities available for sale	315,369	—	315,369	—	315,369
Loans held for sale	1,203	—	1,224	—	1,224
Net Loans	678,017	—	—	666,942	666,942
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,150	—	1,346	2,804	4,150
Financial liabilities
Total deposits	$850,442	$620,885	$226,734	$—	$847,619
Repurchase agreements	8,077	—	8,009	—	8,009
Short-term Federal Home Loan advances	11,600	—	11,592	—	11,592
Long-term Federal Home Loan Bank advances	88,852	—	84,983	—	84,983
Note payable	2,718	—	2,841	—	2,841
Subordinated debentures	7,217	—	—	7,213	7,213
Interest payable	893	—	877	16	893

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

Loans - Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar credit quality and financial characteristics including the type of loan, interest terms and repayment history. The Company calculates a fair value by using a net present value of scheduled cash flows methodology incorporating estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of market rates for similarly offered products, market interest rate projections, credit spreads and prepayment assumptions. In accordance with ASU 2016-01, the fair value of loans as of March 31, 2019 and December 31, 2018 are based on the notion of exit price.

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

10.LEASES

On January 1, 2019, the Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842).” Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer 12 months.  As of March 31, 2019, the Company is obligated under six operating leases, three of which are for building leases and three of which are for land leases, with terms extending through 2078. The Company's lease agreements include options to renew at the Company's discretion.

The extensions are reasonably certain to be exercised, therefore they were considered in the calculation of the ROU asset and lease liability.

	Statement of
	Financial Condition
	Location	March 31, 2019
		(in thousands)
Operating Lease Right of Use Asset:
Gross Carrying Amount		$6,373
Accumulated Amortization		(111)
Net Book Value	Operating lease right of use asset	$6,262

Operating Lease Liabilities
Right of use lease obligations	Operating lease liability	$6,262

For the three months ended March 31, 2019, the weighted-average remaining lease term for operating leases was 29.7 years and the weighted- average discount rate used in the measurement of operating lease liabilities was 3.96%. The Company utilized the FHLB fixed rate advance rate as of December 31, 2018 for the term most closely aligning with the remaining lease term.

Three Months Ended
March 31, 2019
(in thousands)
Lease Cost:
Operating lease cost	$111
Total lease cost	$111

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130

Maturity analysis of liabilities under operating leases with terms longer than 12 months, are as follows at March 31, 2019:

As of March 31, 2019
(in thousands)
Twelve months ended March 31,
2020	$454
2021	463
2022	468
2023	482
2024	426
Thereafter	11,503
Total undiscounted lease payments	$13,796
Amounts representing interest	(7,534)
Lease liability	$6,262

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion provides information about the financial condition and results of operations of the Company and its subsidiaries as of the dates and periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto appearing elsewhere in this report and the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  economic conditions (both generally and more specifically in the markets, including the tobacco market and the thoroughbred horse industry, in which we and our Bank operate); competition for our subsidiary’s customers from other providers of financial and mortgage services; government legislation, regulation and monetary policy (which changes from time to time and over which we have no control); changes in interest rates (both generally and more specifically mortgage interest rates); ability to successfully gain regulatory approval when required; material unforeseen changes in the liquidity, results of operations, or financial condition of our subsidiary’s customers; adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; future acquisitions, changes in technology, information security breaches or cyber security attacks involving the Company, its subsidiaries, or third-party service providers; and other risks detailed in our filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond our control.

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

Summary

The Company recorded net income of $2.8 million, or $0.47 basic earnings and diluted earnings per share for the first three months ended March 31, 2019 compared to $3.1 million or $0.53 basic earnings and diluted earnings per share for the three month period ended March 31, 2018.  The first three months net earnings reflect a decrease when compared to the same time period in 2018 although net interest income increased.  Net interest income increased $145 thousand, or 1.6%, and the provision for loan losses increased $125 thousand.  The increase in net interest income was partially offset by a decrease in non-interest income of $51 thousand, or 2%.  The decrease in non-interest income is mostly attributed to a decrease in gain on sale of loans.

For the three months ended March 31, 2019 and compared to the three months ended March 31, 2018, service charges decreased $94 thousand, gain on the sale of loans decreased $167 thousand, and gain on the sale of available for sale securities increased $138 thousand. Salaries and benefits expense increased $197 thousand, data processing fees increased $132 thousand and debit card expenses increased $96 thousand.

Return on average assets was 1.04% for the three months ended March 31, 2019 and 1.20% for the three months ended March 31, 2018. Return on average equity was 10.39% for the three month period ended March 31, 2019 and 12.73% for the three month period ended March 31, 2018.

Securities available for sale decreased $17.4 million from $315.4 million at December 31, 2018 to $298.0 million at March 31, 2019.

Gross Loans increased $1.4 million from $686.1 million on December 31, 2018 to $687.5 million at March 31, 2019.

The overall increase in loan balances from December 31, 2018 to March 31, 2019 is comprised of the following: an increase of $4.4 million in 1-4 family residential loans, an increase of $2.1 million in commercial loans, a decrease of $969 thousand in multi-family residential loans, a decrease of $1.2 million in agricultural loans, an increase of $720 thousand in non-farm and non-residential loans, a decrease of $42 thousand in consumer loans, and a decrease of $3.6 million in real-estate construction loans. Other loan balances decreased $39 thousand from December 31, 2018 to March 31, 2019.

Total deposits decreased from $850.4 million on December 31, 2018 to $844.1 million on March 31, 2019, a decrease of $6.3 million. Time deposits $250 thousand and over decreased $15.1 million from December 31, 2018 to March 31, 2019 while non-interest bearing demand deposit accounts increased $10.0 million and other interest bearing deposit accounts decreased $1.2 million from December 31, 2018 to March 31, 2019.

Public fund account balances decreased $26.0 million from December 31, 2018 to March 31, 2019. Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during subsequent months.

Borrowings from the Federal Home Loan Bank increased $1.3 million from December 31, 2018 to March 31, 2019,  repurchase agreements decreased $1.5 million and the note payable decreased $126 thousand.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $8.9 million for the three months ended March 31, 2019 compared to $8.8 million for the three months ended March 31, 2018, an increase of 1.7%.

The interest spread, excluding tax equivalent adjustments, was 3.27% for the first three months of 2019 compared to 3.48% for the first three months of 2018.  For the first three months in 2019, the yield on interest earning assets increased from 4.14% in 2018 to 4.49% in 2019, excluding tax equivalent adjustments.

The yield on loans, excluding tax equivalent adjustments, increased seventeen basis points for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 from 4.98% to 5.15%. The yield on securities, excluding tax equivalent adjustments, increased twenty-six basis points during the first three months of 2019 compared to 2018 from 2.65% in 2018 to 2.91% in 2019.  The cost of liabilities was 1.22% for the first three months in 2019 compared to 0.60% in 2018.

Year to date average loans, excluding overdrafts, increased $34.1 million, or 5.2% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Loan interest income increased $788 thousand during the first three months of 2019 compared to the first three months of 2018.  Year to date average total deposits increased from March 31, 2018 to March 31, 2019 by $24.8 million or 3.0%.  Year to date average interest bearing deposits increased $15.7 million, or 2.6%, from March 31, 2018 to March 31, 2019.  Deposit interest expense increased $690 thousand for the first three months of 2019 compared to the same period in 2018.  Year to date average borrowings, including repurchase agreements, increased $2.8 million, or 2.6%, from March 31, 2018 to March 31, 2019.  Interest expense on borrowed funds, including repurchase agreements, increased $124 thousand for the first three months of 2019 compared to the same period in 2018.

The volume rate analysis for the three months ended March 31, 2019 indicates that $358 thousand of the increase in loan interest income is attributable to an increase in loan rates and the increase of $149 thousand in securities interest income is attributable primarily to increases in rates of our security portfolio.  Much of the increase in loan income is attributed to variable rate loans repricing at higher rates.  Further, an increase in loan volume caused an increase of $430 thousand in interest income. The net effect to interest income was an increase of $959 thousand for the first three months of 2019 compared to the same time period in 2018.

Also based on the following volume rate analysis for the three months ended March 31, 2019, an increase in demand deposit interest rates resulted in $385 thousand additional interest expense, interest paid for savings deposits remained flat, and increases in interest rates paid for time deposits resulted in additional interest expense of $276 thousand. The change in volume in deposits and borrowings was responsible for a $23 thousand decrease in interest expense, of which an increase in demand deposits resulted in an increase of $4 thousand in interest expense, an increase in time deposits resulted in an increase of $25 thousand in interest expense, a decrease in repurchase agreements resulted in a decrease of $73 thousand in interest expense, and an increase in other borrowings resulted in an increase of $21 thousand in interest expense.  The net effect to interest expense was an increase of $814 thousand.  As a result, the increase in net interest income for the first three months in 2019 is mostly attributed to increasing rates.

Changes in Interest Income and Expense

	Three Months Ended March 31,
	2019 vs. 2018
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$430	$358	$788
Investment Securities	(615)	762	147
Other	(273)	297	24
Total Interest Income	(458)	1,417	959
INTEREST EXPENSE
Deposits
Demand	4	385	389
Savings	—	—	—
Negotiable Certificates of Deposit and Other Time Deposits	25	276	301
Securities sold under agreements to repurchase and other borrowings	(73)	89	16
Federal Home Loan
Bank advances	21	87	108
Total Interest Expense	(23)	837	814
Net Interest Income	$(435)	$580	$145

Non-Interest Income

Non-interest income decreased $51 thousand for the three months ended March 31, 2019, compared to the same period in 2018, to $3.0 million.

Favorable variances to non-interest income for the first three months of 2019 include an increase of $138 thousand in gain on sale of available for sale securities, $79 thousand in cash surrender value of bank-owned life insurance, an increase of $13 thousand in trust department income, an increase of $21 thousand in loan net service fee income and an increase of $27 thousand in debit card interchange income.  Decreases to non-interest income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 include a decrease of $94 thousand in service charge income, a decrease of $73 thousand in brokerage income and a decrease of $167 thousand in gain on sale of loans.

The gain on the sale of loans decreased from $374 thousand during the first three months of 2018 to $207 thousand during the first three months of 2019, a decrease of $167 thousand.

The volume of loans originated to sell during the first three months of 2019 decreased $2.9 million compared to the same time period in 2018.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.  Loan service fee income, net of amortization and impairment expense, was $73 thousand for the three months ended March 31, 2019 compared to $52 thousand for the three months ended March 31, 2018, an increase of $21 thousand.  During the first three months of 2019, the market value adjustment to the carrying value of the mortgage servicing right was a net writedown of $6 thousand, as the fair value of this asset decreased.  During the first three months of 2018, the market value adjustment to the carrying value of the mortgage servicing right asset was a net recovery of prior write-downs of $56 thousand, as the fair value of the mortgage servicing asset increased.

Non-Interest Expense

Total non-interest expense increased $475 thousand, or 5.7%, for the three month period ended March 31, 2019 compared to the same period in 2018.  Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense.  Our most recent expansion involves constructing a new branch in Lexington, KY on the corner of Man-O-War Boulevard and Polo Club Boulevard. We believe this location to be a key position given its proximity to new households and an ever expanding retail district. We anticipate the new branch to be open by the end of 2019 or early 2020.  In addition, On May 2, 2019, we issued a notice of intent to establish a full service branch at 4161 Tates Creek Centre Drive in Lexington, Kentucky.  This location is in an existing retail shopping center and is subject to regulatory approval.

For the comparable three month periods, salaries and employees benefits expense increased $197 thousand, an increase of 4.4%.  The number of full-time employee equivalent employees decreased from 232 at March 31, 2018 to 230 at March 31, 2019, a decrease of two full-time equivalent employees.

Occupancy expense remained steady, increasing just $1 thousand to $981 thousand for the first three months of 2018 compared to the same time period in 2017.

Debit card expenses increased $96 thousand for the three months ended March 31, 2019 compared to the first three months of 2018.  The increase in debit card expense is attributed to an increase in debit card interchange activity which also resulted in increases in debit card interchange income as shown on the income statement.

Data processing expense increased $132 thousand for the three months ended March 31, 2019 compared to the first three months of 2018.  The increase in data processing expense is due to additional services obtained from vendors.

Repossession expense increased $38 thousand for the first three months ended March 31, 2019 compared to the same time period in 2018.  The increase is attributed to a fair value adjustment of $38 thousand that was recorded in the first quarter of 2019.   Repossession expenses are reported net of rental income earned on repossessed properties.

Income Taxes

The effective tax rate for the three months ended March 31, 2019 was 7.8% compared to 11.4% in 2018.  The effective tax rate is lower in 2019 due to taxable income decreasing.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.  On December 22, 2017, the ‘Tax Cuts and Jobs Act’ was enacted into legislation. As a result, the 2019 statutory tax rate for the Company is 21% compared to 34% in years prior to 2018.

The Company also has a captive insurance subsidiary which contributes to reducing taxable income.  Income tax expense decreased $169 thousand for the three months ended March 31, 2019 compared to the first three months in 2018.  Tax-exempt interest income decreased $180 thousand for the first three months of 2019 compared to the first three months of 2018.  Further, for the first three months of 2019, the Company had tax credits totaling $138 thousand for investments made in low income housing projects compared to similar tax credits of $139 for the first three months of 2018.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the three months ended March 31, 2019, the Company averaged $46.6 million in tax free securities and $37.9 million in tax free loans.  As of March 31, 2019, the weighted average remaining maturity for the tax free securities is 96 months, while the weighted average remaining maturity for the tax free loans is 144 months.  For the year ended December 31, 2018, the Company averaged $60.1 million in tax free securities, and $38.2 million in tax free loans.  As of December 31, 2018, the weighted average remaining maturity for the tax free securities is 115 months, while the weighted average remaining maturity for the tax free loans is 149 months.

On March 26, 2019, Governor Bevin signed House Bill 354 into law which, among other things, repealed the bank franchise tax structure in Kentucky.  The capital based franchise tax structure will be replaced with the state-wide corporate income tax structure starting in 2021.  Kentucky Bancshares, Inc. has historically filed a separate return in Kentucky,  and has generated a Kentucky net operating loss (“NOL”) carryforward, given the nature of its operations.   Given House Bill 354, Kentucky Bancshares, Inc. will file a combined return in 2021, unless the Company decides to timely elect to file on a consolidated basis.

On April 9, 2019, Governor Bevin signed House Bill 458 into law which, among other things, allows a taxpayer to utilize certain net operating loss (“NOL”) carryforwards to offset other members in the combined filing group starting in 2021.  As a result of this tax law change, we anticipate booking a deferred tax asset of $380 thousand in the second quarter of 2019 for these NOL’s.

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

Cash and cash equivalents were $37.9 million as of March 31, 2019 compared to $26.1 million at December 31, 2018.  The increase in cash and cash equivalents is attributed to an increase of $11.8 million in cash and due from banks.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity.  Securities available for sale totaled $298.0 million at March 31, 2019 compared to $315.4 million at December 31, 2018.  The securities available for sale are available to meet liquidity needs on a continuing basis.  However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first three months of 2019, deposits decreased $6.3 million compared to December 31, 2018.  The Company’s borrowed funds from the Federal Home Loan Bank increased $1.3 million from December 31, 2018 to March 31, 2019, federal funds purchased remained at zero, and total repurchase agreements decreased $1.5 million from December 31, 2018 to March 31, 2019.

Management is aware of the challenge of funding sustained loan growth.  Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used.  We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes.  These advances are used primarily to fund long-term fixed rate residential mortgage loans.  As of March 31, 2019, we have sufficient collateral to borrow an additional $71.5 million from the Federal Home Loan Bank.

In addition, as of March 31, 2019, $38 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $276 million available in brokered deposits.  In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Capital Requirements

In August 2018, the Federal Reserve Board issued an interim final ruling that holding companies with assets less than $3 billion are not subject to minimum capital requirements. As a result, only Bank capital data and capital ratios are presented as of March 31, 2019 and December 31, 2018.

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for US banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and was fully phased in on January 1, 2019. Under the Basell III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% for 2019. The capital conservation buffer for 2019 is 2.50% and was 1.875% for 2018. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Management believes as of March 31, 2019, the Bank meets all capital adequacy requirements to which it is subject. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to riskweighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of March 31, 2019 and December 31, 2018, that the Bank meets all capital adequacy requirements to which they are subject. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restortation plans are required. At March 31, 2019 and at December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the following table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2019
Bank Only
Total Capital (to Risk-Weighted Assets)	$106,562	14.9%	$57,335	8.0%	$71,668	10.0%
Tier I Capital (to Risk-Weighted Assets)	98,605	13.8	43,001	6.0	57,335	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	98,605	13.8	32,251	4.5	46,584	6.5
Tier I Capital (to Average Assets)	98,605	9.2	42,779	4.0	53,473	5.0

December 31, 2018
Bank Only
Total Capital (to Risk-Weighted Assets)	$105,345	14.7%	$57,496	8.0%	$71,870	10.0%
Tier I Capital (to Risk-Weighted Assets)	97,143	13.5	43,122	6.0	57,496	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	97,143	13.5	32,341	4.5	46,715	6.5
Tier I Capital (to Average Assets)	97,143	9.2	42,348	4.0	53,047	5.0

Non-Performing Assets

As of March 31, 2019, our non-performing assets totaled $3.1 million or 0.28% of assets compared to $3.2 million or 0.29% of assets at December 31, 2018 (See table below.)  The Company experienced an increase of $127 thousand in non-accrual loans from December 31, 2018 to March 31, 2019.  As of March 31, 2019, non-accrual loans include $374 thousand in loans secured by construction real estate, $249 thousand in loans secured by farmland, $65 thousand in loans secured by non-farm non-residential property, $554 thousand in loans secured by 1-4 family properties and $26 thousand in consumer loans.

Loans secured by real estate composed 98.8% of the non-performing loans as of March 31, 2019 and 90.6% as of December 31, 2018.  Forgone interest income on non-accrual loans totaled $31 thousand for the first three months of 2019 compared to forgone interest of $15 thousand for the same time period in 2018.  Accruing loans that are contractually 90 days or more past due as of March 31, 2019 totaled $945 thousand compared to $1.2 million at December 31, 2018, a decrease of $237 thousand. Total nonperforming and restructured loans decreased $110 thousand from December 31, 2018 to March 31, 2019.  The decrease in non-performing loan balances contributed to the decrease in the ratio of nonperforming and restructured loans to loans which decreased 2 basis points to 0.32% from December 31, 2018 to March 31, 2019.

In addition, the amount the Company has recorded as other real estate owned increased $22 thousand from December 31, 2018 to March 31, 2019.  As of March 31, 2019, the amount recorded as other real estate owned totaled $852 thousand compared to $830 thousand at December 31, 2018.  During the first three months of 2019, two new additions were added to other real estate properties and $12 thousand in other real estate properties were sold.  The allowance as a percentage of non-performing and restructured loans and other real estate owned decreased from 258% at December 31, 2018 to 257% at March 31, 2019.

Nonperforming and Restructured Assets

	3/31/2019	12/31/2018
	(in thousands)
Non-accrual Loans	$1,268	$1,141
Accruing Loans which are Contractually past due over 89 days	945	1,182
Accruing Troubled Debt Restructurings	—	—
Total Nonperforming and Restructured Loans	2,213	2,323
Other Real Estate	852	830
Total Nonperforming and Restructured Loans and Other Real Estate	$3,065	$3,153
Nonperforming and Restructured Loans as a Percentage of Loans	0.32%	0.34%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.28%	0.29%
Allowance as a Percentage of Period-end Loans	1.15%	1.18%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	257%	258%

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

Provision for Loan Losses

The loan loss provision for the first three months of 2019 was $125 thousand compared to $0 for the first three months of 2018.  The increase in the total loan loss provision during the first three months of 2019 compared to the same time period in 2018 is attributed to the Company recording net recoveries of $185 thousand during the first quarter of 2018.  The allowance for loan losses as a percentage of loans was 1.15% at March 31, 2019 compared to 1.22% at March 31, 2018.

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

Nonperforming loans and restructured loans decreased $110 thousand from December 31, 2018 to $2.2 million at March 31, 2019.  The Company recorded net charge-offs of $370 thousand for the three months ended March 31, 2019 compared to net recoveries of $185 thousand for the three months ended March 31, 2018.  The net charge-offs of $370 thousand recorded during the first three months of 2019 were mostly attributed to one loan which had a charged-off balance of $191 thousand during the first quarter of 2019.  This loan had a specific reserve of $191 thousand at December 31, 2018; thus, this charged-off balance did not result in additional loan loss provision expense for the three months ended March 31, 2019.  The net recoveries recorded during the first quarter of 2018 were attributed to the Company recording a recovery of $246 thousand for one loan which was charged-off in a prior year.  Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

Loan Losses

	Three Months Ended March 31,
	(in thousands)
	2019	2018
Balance at Beginning of Period	$8,127	$7,720
Amounts Charged-Off:
Commercial	191	—
1-4 family residential	99	61
Non-farm & non-residential	17	—
Consumer and other	302	243
Total Charged-off Loans	609	304
Recoveries on Amounts Previously Charged-off:
Commercial	7	—
1-4 family residential	8	257
Multi-family residential	—	3
Agricultural	1	23
Consumer and other	223	206
Total Recoveries	239	489
Net Charge-offs (Recoveries)	370	(185)
Provision for Loan Losses	125	—
Balance at End of Period	7,882	7,905
Loans
Average	685,928	652,212
At March 31,	687,484	649,845
As a Percentage of Average Loans:
Net Charge-offs for the period	0.05%	(0.03)%
Provision for Loan Losses for the period	0.02%	—%
Allowance as a Multiple of Net Charge-offs annualized	5.3	(10.7)

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

The projections are based on balance sheet growth assumptions and repricing opportunities for new, maturing and adjustable rate amounts.  As of March 31, 2019, the projected percentage changes are within limits approved by our Board of Directors (“Board”).

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

Our projected interest rate sensitivity as of March 31, 2019 and March 31, 2018 is as follows:

March 31, 2019:

		Level
Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (4/19-3/20)
Net interest income percentage change	(3.6)%	N/A	1.0%	2.0%
Board approved limit	> (6.0)%	N/A	> (6.0)%	> (13.0)%

March 31, 2018:

		Level
Change in basis points:	- 100	Rates	+ 100	+ 300
Year One (4/18-3/19)
Net interest income percentage change	(2.5)%	N/A	0.7%	0.8%
Board approved limit	>(4.0)%	N/A	>(4.0)%	>(10.0)%

Projections from March 31, 2019 and March 31, 2018, year one reflected declines of 3.6% and 2.5% in net interest income assuming rates were to decline 100 basis points.  Assuming an increase in rates of 100 basis points, projections  reflected a 1.0% increase in net interest income as of March 31, 2019 and a 0.7% increase as of March 31, 2018.

EVE applies discounting techniques to future cash flows to determine the present value of assets, liabilities, and therefore equity.  Based upon applying these techniques to March 31, 2019,  balance sheet, a 100 basis point decrease in rates results in a 5.6% decrease in EVE.  A 100 basis point increase in rates results in a 2.1% increase in EVE.  These are within the Board approved limits.

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
1/1/19-1/31/19	—	$—	—	201,824 shares

2/1/19-2/28-19	—	—	—	201,824 shares

3/1/19-3/31/19	—	—	—	201,824 shares

Total	—	$—	—	201,824 shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 200,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 200,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares.  On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through March 31, 2019, 698,176 shares have been purchased.

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

KENTUCKY BANCSHARES, INC.

Date	5/10/19	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	5/10/19	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer