Form 10-Q
period 2019-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2019-08-09
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KTYB	OTCQX

Number of shares of Common Stock outstanding as of July 31, 2019:  5,981,326.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollar amounts in thousands)

	6/30/2019	12/31/2018
ASSETS
Cash and due from banks	$27,657	$25,835
Federal funds sold	234	266
Cash and cash equivalents	27,891	26,101
Interest bearing time deposits	1,975	2,175
Securities available for sale	280,593	315,369
Loans held for sale	2,388	1,203
Loans	707,982	686,144
Allowance for loan losses	(8,076)	(8,127)
Net loans	699,906	678,017
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	731	830
Bank premises and equipment, net	17,623	17,349
Interest receivable	4,261	4,150
Mortgage servicing rights	1,449	1,536
Goodwill	14,001	14,001
Other intangible assets	181	238
Bank owned life insurance	10,357	10,198
Operating lease right of use asset	8,736	—
Other assets	6,371	7,811
Total assets	$1,083,497	$1,086,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$243,845	$231,429
Time deposits, $250,000 and over	44,602	59,736
Other interest bearing	544,421	559,277
Total deposits	832,868	850,442
Repurchase agreements	4,428	8,077
Short-term Federal Home Loan Bank advances	11,400	11,600
Long-term Federal Home Loan Bank advances	92,468	88,852
Note payable	2,296	2,718
Subordinated debentures	7,217	7,217
Interest payable	878	893
Operating lease liability	8,795	—
Other liabilities	7,000	9,420
Total liabilities	967,350	979,219

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 10,000,000 shares authorized; 5,981,326 and 5,955,242 shares issued and outstanding at June 30, 2019 and December 31, 2018	21,579	21,170
Retained earnings	93,115	89,101
Accumulated other comprehensive income (loss)	1,453	(3,478)
Total stockholders’ equity	116,147	106,793
Total liabilities and stockholders’ equity	$1,083,497	$1,086,012

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
INTEREST INCOME:
Loans, including fees	$9,115	$8,421	$17,915	$16,433
Securities
Taxable	1,695	1,549	3,524	3,051
Tax exempt	276	436	609	949
Other	274	144	491	337
Total interest income	11,360	10,550	22,539	20,770
INTEREST EXPENSE:
Deposits	1,612	904	3,149	1,751
Repurchase agreements and federal funds purchased	13	41	37	64
Federal Home Loan Bank advances	547	441	1,090	876
Note payable	31	43	65	79
Subordinated debentures	98	88	200	173
Total interest expense	2,301	1,517	4,541	2,943
Net interest income	9,059	9,033	17,998	17,827
Provision for loan losses	325	250	450	250
Net interest income after provision	8,734	8,783	17,548	17,577
NON-INTEREST INCOME:
Service charges	1,397	1,326	2,591	2,614
Loan service fee income, net	31	96	104	148
Trust department income	347	320	675	635
Gain (loss) on sale of available for sale securities, net	20	(30)	114	(74)
Gain on sale of loans	321	445	528	819
Brokerage income	135	141	271	350
Debit card interchange income	903	837	1,693	1,600
Net increase in cash surrender value of bank-owned life insurance	87	—	173	—
Other	94	288	186	382
Total other income	3,335	3,423	6,335	6,474
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,683	4,717	9,373	9,210
Occupancy expenses	1,057	1,084	2,038	2,064
Repossession expenses, net	29	42	82	57
FDIC Insurance	72	77	149	156
Legal and professional fees	248	196	464	425
Data processing	614	463	1,215	932
Debit card expenses	529	432	1,059	866
Amortization expense of intangible assets, excluding mortgage servicing right	28	35	57	71
Advertising and marketing	212	221	446	440
Taxes other than payroll, property and income	325	313	649	625
Telephone	84	119	211	198
Postage	32	87	63	172
Loan fees	6	17	31	57
Other	859	896	1,706	1,716
Total other expenses	8,778	8,699	17,543	16,989
Income before income taxes	3,291	3,507	6,340	7,062
Provision for income taxes	54	439	292	846
Net income	$3,237	$3,068	$6,048	$6,216
Earnings per share
Basic	$0.54	$0.52	$1.01	$1.05
Diluted	0.54	0.52	1.01	1.05

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net income	$3,237	$3,068	$6,048	$6,216

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	2,757	(1,253)	6,356	(5,596)
Reclassification of realized amount	(20)	30	(114)	74
Net change in unrealized gain (loss) on securities	2,737	(1,223)	6,242	(5,522)
Less: Tax impact	(575)	257	(1,311)	1,159
Other comprehensive income (loss)	2,162	(966)	4,931	(4,363)

Comprehensive income	$5,399	$2,102	$10,979	$1,853

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock (1)		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
Balances, December 31, 2017	5,943,044	$20,931	$80,395	$(997)	$100,329

Common stock issued (employee stock grants of 5,337 shares, net of 383 shares forfeited, director stock grants of 981 shares and director stock options exercised of 600 shares)	13,836	64	—	—	64
Stock compensation expense	—	45	—	—	45
Common stock purchased and retired	—	—	—	—	—
Other comprehensive loss	—	—	—	(3,397)	(3,397)
Net income	—	—	3,148	—	3,148
Dividends declared - $0.155 per share	—	—	(923)	—	(923)
Balances, March 31, 2018	5,956,880	$21,040	$82,620	$(4,394)	$99,266

Shares forfeited	(108)	—	—	—	—
Stock compensation expense	—	45	—	—	45
Other comprehensive loss	—	—	—	(966)	(966)
Net income	—	—	3,068	—	3,068
Dividends declared - $0.155 per share	—	—	(924)	—	(924)
Balances, June 30, 2018	5,956,772	$21,085	$84,764	$(5,360)	$100,489

				Accumulated
				Other	Total
	Common Stock (1)		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balances, December 31, 2018	5,955,242	$21,170	$89,101	$(3,478)	$106,793

Common stock issued (employee stock grants of 23,260 shares, net of 120 shares forfeited, and director stock grants of 2,824 shares)	26,084	295	—	—	295
Stock compensation expense	—	56	—	—	56
Common stock purchased and retired	—	—	—	—	—
Other comprehensive loss	—	—	—	2,769	2,769
Net income	—	—	2,811	—	2,811
Dividends declared - $0.17 per share	—	—	(1,015)	—	(1,015)
Balances, March 31, 2019	5,981,326	$21,521	$90,897	$(709)	$111,709

Stock compensation expense	—	58	—	—	58
Other comprehensive loss	—	—	—	2,162	2,162
Net income	—	—	3,237	—	3,237
Dividends declared - $0.17 per share	—	—	(1,019)	—	(1,019)
Balances, June 30, 2019	5,981,326	$21,579	$93,115	$1,453	$116,147

(1)  Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(Dollar amounts in thousands)

	Six Months Ended
	6/30/2019	6/30/2018
Cash Flows From Operating Activities
Net Income	$6,048	$6,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	595	630
Amortization (accretion), net	(81)	(249)
Securities amortization (accretion), net	391	461
Stock based compensation expense	114	90
Provision for loan losses	450	250
Securities losses (gains) available for sale gains, net	(114)	74
Net increase in cash surrender value of bank-owned life insurance	(159)	(75)
Originations of loans held for sale	(26,245)	(29,092)
Proceeds from sale of loans	25,588	29,137
Gain on sale of loans	(528)	(819)
Gains on other real estate	(2)	(115)
Write-downs of other real estate, net	38	—
Amortization of operating leases	59	—
Changes in:
Interest receivable	(111)	218
Other assets	512	(248)
Interest payable	(15)	(193)
Deferred taxes	(383)	(25)
Other liabilities	(2,420)	(1,792)
Net cash from operating activities	3,737	4,468
Cash Flows From Investing Activities
Net change in interest bearing time deposits	200	45
Purchases of securities available for sale	(14,815)	(18,631)
Purchase of bank owned life insurance	—	(10,000)
Proceeds from sales of securities available for sale	29,734	14,715
Proceeds from principal payments, maturities and calls securities available for sale	25,822	25,553
Net change in loans	(22,186)	(19,925)
Purchases of bank premises and equipment	(869)	(1,819)
Capitalized expenditures for other real estate	—	(74)
Proceeds from the sale of other real estate	135	1,310
Net cash from (used in) investing activities	18,021	(8,826)
Cash Flows From Financing Activities:
Net change in deposits	(17,574)	(12,791)
Net change in federal funds purchased	—	15,717
Net change in repurchase agreements	(3,649)	(10,780)
Net change in short-term Federal Home Loan Bank advances	(200)	7,600
Proceeds from long-term Federal Home Loan Bank advances	9,000	—
Repayment of long-term Federal Home Loan Bank advances	(5,384)	(3,649)
Repayment of note payable	(422)	(358)
Proceeds from issuance of common stock	295	64
Dividends paid	(2,034)	(1,847)
Net cash used in financing activities	(19,968)	(6,044)
Net change in cash and cash equivalents	1,790	(10,402)
Cash and cash equivalents at beginning of period	26,101	39,172
Cash and cash equivalents at end of period	$27,891	$28,770
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$4,556	$3,136
Supplemental disclosures of non-cash investing activities
Real estate acquired through foreclosure	72	121
In conjunction with the adoption of ASU 2016-02, as detailed in Note 9 of the unaudited consolidated financial statements, a net operating lease asset and a related lease liability was recognized at 1/1/2019	6,373	—
Lease liability arising from obtaining right of use asset	2,669	—

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

Subsequent Events:  The Company has evaluated subsequent events for recognition and disclosure through August 9, 2019 which is the date the financial statements were available to be issued.

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

Derivatives:  At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge.  These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair value changes.  Changes in the fair value of derivatives that are not highly effective in hedging are the changes in fair value of the hedged item are recognized immediately in current earnings.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking fair value hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.  The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.

Mortgage Banking Derivatives:  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded.  In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of the mortgage loans when interest rate locks are entered into.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  Changes in the fair values of these derivatives are included in net gains on the sales of loans.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $267 thousand for the six months ended June 30, 2019 compared to $265 thousand for the first six months emded June 30, 2018.  Servicing fees totaled $134 thousand for the three months ended June 30, 2019 compared to $140 thousand for the three months ended June 30, 2018.  Servicing fees are included in loan service fee income in the income statement.  Late fees and ancillary fees related to loan servicing are not material.

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

The investment recorded at June 30, 2019 was $3.9 million and $3.5 million at June 30, 2018, respectively, and is included with other assets in the balance sheet.  For the six months ended ended June 30, 2019 and June 30, 2018, the Company recognized amortization expense of $318 thousand and $312 thousand, respectively, which was included within other noninterest expense on the consolidated statements of income.  For the three months ended June 30, 2019 and June 30, 2018, the Company recognized amortization expense of $159 thousand and $156 thousand, respectively, which was included within other noninterest expense on the consolidated statements of income.

Leases:  The Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), including the adoption of the practical expedients, on January 1, 2019. Lessees are required to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The Company recorded assets and liabilities of $8.8 million, as of June 30, 2019, as a result of recording operating lease contracts where the Company is lessee.  The Company did not restate comparative periods. The operating lease right of use asset and the operating lease liability are included reported on the Company’s balance sheet in the accompanying consolidated statements of financial condition.

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

FASB ASC 815 – In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.  In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government (“UST”), the London Interbank Offered Rate (“LIBOR”) swap rate, and the Overnight Index Swap (“OIS”) Rate based on the Fed Funds Effective Rate. When the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017, it introduced the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Rate as the fourth permissible U.S. benchmark rate.

The new ASU adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.  The amendments in this update became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial.  The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that get migrated from LIBOR to new benchmark interest rates.  The Company has formed a working group who is developing a transition plan for all exposed contracts migrating from LIBOR to SOFR.  Additionally, the working group is monitoring industry specific transition guidance around a LIBOR contract’s “fallback” language with the industry goal to minimize or eliminate value transfers resulting from the transition

Accounting Standards Issued But Not Yet Adopted

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 added Financial Accounting Standards Board “FASB” ASC Topic 326, “Financial Instruments-Credit Losses” and finalized amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.” The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.

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

As of the beginning of the first reporting period in which the new standard is effective, the Company expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, if any, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated, however, we expect to run multiple parallel models before finalizing the adjustment amount by December 31, 2022.

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.  In June 2019, the Financial Accounting Standards Board proposed a delay for the implementation of the current expected credit loss standard until January 2023 for certain companies. The delay would apply to smaller reporting companies (as defined by the SEC), non-SEC public companies and private companies.  The proposed delayed implementation date of January 2023 would apply to Kentucky Bancshares and the Company does not intend to early adopt.  The proposal is currently in a comment period.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
June 30, 2019
U.S. treasury notes	$4,025	$6	$—	$4,031
U.S. government agencies	32,230	344	(59)	32,515
States and political subdivisions	46,126	886	(69)	46,943
Mortgage-backed - residential	103,732	482	(330)	103,884
Mortgage-backed - commercial	76,809	787	(199)	77,397
Asset-backed	15,831	58	(66)	15,823
Total	$278,753	$2,563	$(723)	$280,593

December 31, 2018
U.S. treasury notes	$4,032	$—	$(57)	$3,975
U.S. government agencies	41,122	515	(459)	41,178
States and political subdivisions	64,196	503	(495)	64,204
Mortgage-backed - residential	150,704	159	(3,614)	147,249
Mortgage-backed - commercial	49,484	—	(921)	48,563
Asset-backed	10,234	56	(90)	10,200
Total	$319,772	$1,233	$(5,636)	$315,369

The amortized cost and fair value of securities as of June 30, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 9.

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,223	$3,208
Due after one year through five years	35,456	35,790
Due after five years through ten years	18,215	18,449
Due after ten years	25,487	26,042
	82,381	83,489
Mortgage-backed - residential	103,732	103,884
Mortgage-backed - commercial	76,809	77,397
Asset-backed	15,831	15,823
Total	$278,753	$280,593

Proceeds from the sale of available for sale securities for the six months ended June 30, 2019 and June 30, 2018 were were $29.7 million and $14.7 million.  Gross gains of $154 thousand and $92 thousand and gross losses of $40 thousand and $0 were realized on those sales, respectively.  The tax provision related to these realized net gains or losses was $24 thousand and $(16) thousand, respectively.

Proceeds from the sale of available for sale securities for the three months ended June 30, 2019 and June 30, 2018 were were $13.4 million and $10.8 million.  Gross gains of $45 thousand and $6 thousand and gross losses of $25 thousand and $36 thousand were realized on those sales, respectively.  The tax provision related to these realized net gains or losses was $4 thousand and $(6) thousand, respectively.

Securities with unrealized losses at June 30, 2019 and at December 31, 2018 not recognized in income are as follows:

June 30, 2019

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	8,675	(59)	8,675	(59)
States and political subdivisions	3,761	(13)	3,522	(56)	7,283	(69)
Mortgage-backed - residential	2,400	(24)	37,752	(306)	40,152	(330)
Mortgage-backed - commercial	3,992	(24)	15,567	(175)	19,559	(199)
Asset-backed	9,337	(66)	—	—	9,337	(66)
Total temporarily impaired	$19,490	$(127)	$65,516	$(596)	$85,006	$(723)

December 31, 2018

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$—	$—	$3,975	$(57)	$3,975	$(57)
U.S. government agencies	—	—	21,102	(459)	21,102	(459)
States and political subdivisions	8,007	(125)	25,540	(370)	33,547	(495)
Mortgage-backed - residential	19,250	(144)	112,369	(3,470)	131,619	(3,614)
Mortgage-backed - commercial	—	—	45,949	(921)	45,949	(921)
Asset-backed	1,920	(90)	—	—	1,920	(90)
Total temporarily impaired	$29,177	$(359)	$208,935	$(5,277)	$238,112	$(5,636)

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

3.LOANS

Loans at period-end are as follows:

(in thousands)

	6/30/2019	12/31/2018
Commercial	$89,739	$86,149
Real estate construction	24,220	24,254
Real estate mortgage:
1-4 family residential	266,694	252,318
Multi-family residential	47,704	46,403
Non-farm & non-residential	198,378	196,674
Agricultural	59,807	60,049
Consumer	21,277	20,089
Other	163	208
Total	$707,982	$686,144

Activity in the allowance for loan losses for the six month period and three month period indicated was as follows:

	Six Months Ended June 30, 2019
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$1,159	$(191)	$10	$(16)	$962
Real estate Construction	414	—	—	(1)	413
Real estate mortgage:
1-4 family residential	2,605	(104)	12	253	2,766
Multi-family residential	733	—	—	10	743
Non-farm & non-residential	1,649	(17)	—	(33)	1,599
Agricultural	420	—	4	(7)	417
Consumer	410	(140)	17	105	392
Other	58	(440)	348	138	104
Unallocated	679	—	—	1	680
	$8,127	$(892)	$391	$450	$8,076

	Three Months Ended June 30, 2019
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$943	$—	$3	$16	$962
Real estate construction	351	—	—	62	413
Real estate mortgage:
1-4 family residential	2,660	(5)	4	107	2,766
Multi-family residential	723	—	—	20	743
Non-farm & non-residential	1,609	—	—	(10)	1,599
Agricultural	406	—	3	8	417
Consumer	389	(79)	3	79	392
Other	70	(199)	139	94	104
Unallocated	731	—	—	(51)	680
	$7,882	$(283)	$152	$325	$8,076

	Six Months Ended June 30, 2018
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$975	$—	$6	$202	$1,183
Real estate Construction	462	—	—	(64)	398
Real estate mortgage:
1-4 family residential	2,316	(63)	262	(62)	2,453
Multi-family residential	640	—	6	91	737
Non-farm & non-residential	1,554	—	—	50	1,604
Agricultural	494	—	146	(165)	475
Consumer	582	(93)	22	71	582
Other	18	(413)	341	103	49
Unallocated	679	—	—	24	703
	$7,720	$(569)	$783	$250	$8,184

	Three Months Ended June 30, 2018
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$959	$—	$6	$218	$1,183
Real estate Construction	392	—	—	6	398
Real estate mortgage:
1-4 family residential	2,499	(1)	5	(50)	2,453
Multi-family residential	776	—	3	(42)	737
Non-farm & non-residential	1,554	—	—	50	1,604
Agricultural	484	—	123	(132)	475
Consumer	561	(65)	6	80	582
Other	24	(199)	151	73	49
Unallocated	656	—	—	47	703
	$7,905	$(265)	$294	$250	$8,184

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $3.1 million as of June 30, 2019 and $2.8 million at December 31, 2018) in loans by portfolio segment and based on impairment method as June 30, 2019 and December 31, 2018:

	Individually	Collectively
As of June 30, 2019	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$962	$962
Real estate construction	—	413	413
Real estate mortgage:
1-4 family residential	8	2,758	2,766
Multi-family residential	—	743	743
Non-farm & non-residential	—	1,599	1,599
Agricultural	—	417	417
Consumer	—	392	392
Other	—	104	104
Unallocated	—	680	680
	$8	$8,068	$8,076
Loans:
Commercial	$—	$89,739	$89,739
Real estate construction	374	23,846	24,220
Real estate mortgage:
1-4 family residential	1,241	265,453	266,694
Multi-family residential	1,292	46,412	47,704
Non-farm & non-residential	—	198,378	198,378
Agricultural	526	59,281	59,807
Consumer	—	21,277	21,277
Other	—	163	163
Total	$3,433	$704,549	$707,982

	Individually	Collectively
As of December 31, 2018	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$191	$968	$1,159
Real estate construction	—	414	414
Real estate mortgage:
1-4 family residential	10	2,595	2,605
Multi-family residential	—	733	733
Non-farm & non-residential	—	1,649	1,649
Agricultural	—	420	420
Consumer	—	410	410
Other	—	58	58
Unallocated	—	679	679
	$201	$7,926	$8,127
Loans:
Commercial	$191	$85,958	$86,149
Real estate construction	374	23,880	24,254
Real estate mortgage:
1-4 family residential	1,003	251,315	252,318
Multi-family residential	1,973	44,430	46,403
Non-farm & non-residential	227	196,447	196,674
Agricultural	1,164	58,885	60,049
Consumer	—	20,089	20,089
Other	—	208	208
Total	$4,932	$681,212	$686,144

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2019 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction	$374	$374	$-	$374	$-	$-
Real estate mortgage:
1-4 family residential	243	243	-	122	7	7
Multi-family residential	1,292	1,292	-	1,633	54	54
Non-farm and non-residential	-	-	-	114	5	5
Agricultural	526	526	-	845	10	10

With an allowance recorded:
Real estate mortgage:
1-4 family residential	998	998	8	1,001	10	10
Total	$3,433	$3,433	$8	$4,087	$86	$86

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the six months ended June 30, 2018:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
Multi-family residential	$709	$24	$24
Non-farm and non-residential	1,397	35	35
Agricultural	282	8	8

With an allowance recorded:
Commercial	350	18	18
Real estate mortgage:
1-4 family residential	420	10	10
Total	$3,158	$95	$95

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2018 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate construction	$374	$374	$—	$187	$3	$3
Real-estate mortgage:
Multi-family	1,973	1,973	—	1,991	101	101
Non-farm & non-residential	227	227	—	679	12	12
Agricultural	1,164	1,164	—	724	54	54

With an allowance recorded:
Commercial	$191	$191	$191	$96	$18	$18
Real estate mortgage
1-4 family residential	1,003	1,003	10	605	13	13
Total	$4,932	$4,932	$201	$4,282	$201	$201

The following tables present loans individually evaluated for impairment by class of loans for the three months ended June 30, 2019 and June 30, 2018:

	Three Months Ending June 30, 2019
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	222	3	3
Multi-family residential	1,622	10	10
Non-farm and non-residential	138	—	0
Agricultural	527	6	6

With an allowance recorded:
Real estate mortgage:
1-4 family residential	1,127	3	3
Total	$4,010	$22	$22

	Three Months Ending June 30, 2018
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
Multi-family	$703	$12	$12
Non-farm and non-residential	1,385	16	16
Agricultural	280	2	2
With an allowance recorded:
Commercial	342	—	—
Real estate mortgage:
1-4 family residential	422	5	5
Total	$3,132	$35	$35

The following tables present the recorded investment in nonaccrual, loans past due over 89 days still on accrual and accruing troubled debt restructurings by class of loans as of June 30, 2019 and December 31, 2018:

		Loans Past Due
		Over 89 Days
As of June 30, 2019		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$59	$—	$—
Real estate construction	374	—	—
Real estate mortgage:
1-4 family residential	535	970	—
Non-farm & non-residential	143	—	—
Agricultural	200	—	—
Consumer	19	30	—
Total	$1,330	$1,000	$—

		Loans Past Due
		Over 89 Days
As of December 31, 2018		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$191	$—	$—
Real estate construction	—	374	—
Real estate mortgage:
1-4 family residential	525	784	—
Non-farm & non-residential	156	14	—
Agricultural	252	—	—
Consumer	17	10	—
Total	$1,141	$1,182	$—

Nonaccrual loans secured by real estate make up 94.1% of the total nonaccrual loan balances at June 30, 2019.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as June 30, 2019 and December 31, 2018 by class of loans:

	30–59	60–89	Greater than		Total
As of June 30, 2019	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$278	$148	$—	$59	$485	$89,254
Real estate construction	445	—	—	374	819	23,401
Real estate mortgage:
1-4 family residential	1,803	618	970	535	3,926	262,768
Multi-family residential	348	945	—	—	1,293	46,411
Non-farm & non-residential	—	—	—	143	143	198,235
Agricultural	532	—	—	200	732	59,075
Consumer	116	101	30	19	266	21,011
Other	—	—	—	—	—	163
Total	$3,522	$1,812	$1,000	$1,330	$7,664	$700,318

	30–59	60–89	Greater than		Total
As of December 31, 2018	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$10	$24	$—	$191	$225	$85,924
Real estate construction	309	—	374	—	683	23,571
Real estate mortgage:
1-4 family residential	2,158	563	784	525	4,030	248,288
Multi-family residential	951	—	—	—	951	45,452
Non-farm & non-residential	68	84	14	156	322	196,352
Agricultural	502	15	—	252	769	59,280
Consumer	119	15	10	17	161	19,928
Other	—	—	—	—	—	208
Total	$4,117	$701	$1,182	$1,141	$7,141	$679,003

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

The Company had no loans classified as troubled debt restructurings as of June 30, 2019 or December 31, 2018.

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

As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of June 30, 2019		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$89,255	$405	$79	$—
Real estate construction	22,944	880	396	—
Real estate mortgage:
1-4 family residential	257,229	3,512	5,953	—
Multi-family residential	43,315	3,097	1,292	—
Non-farm & non-residential	193,217	4,876	285	—
Agricultural	56,021	2,856	930	—
Total	$661,981	$15,626	$8,935	$—

As of December 31, 2018		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$84,911	$994	$53	$191
Real estate construction	23,857	—	397	—
Real estate mortgage:
1-4 family residential	244,382	2,685	5,201	50
Multi-family residential	43,248	1,182	1,973	—
Non-farm & non-residential	188,186	7,967	503	18
Agricultural	54,654	3,715	1,680	—
Total	$639,238	$16,543	$9,807	$259

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 89 days past due or on non-accrual status, and total $49 thousand at June 30, 2019 and $27 thousand at December 31, 2018.

Non-consumer loans with an outstanding balance less than $200 thousand are evaluated similarly to consumer loans. Loan performance is evaluated based on delinquency status. Both are reviewed at least quarterly and credit quality grades are updated as needed

4.EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based compensation agreements.

The factors used in the earnings per share computation follow:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$6,048	$6,216
Weighted average common shares outstanding	5,937	5,924
Basic and diluted earnings per share	$1.01	$1.05

	Three Months Ended
	June 30,
	2019	2018
	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$3,237	$3,068
Weighted average common shares outstanding	5,937	5,924
Basic and diluted earnings per share	$0.55	$0.52

Restricted stock grants were excluded in shares outstanding for purposes of computing basic and diluted earnings per share for the both the six months ended June 30, 2019 and June 30, 2018.

5.STOCK COMPENSATION

We have two stock based compensation plans as described below.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 100,000. There were no shares issued during the first three months of 2019 or 2018.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were 12 shares forfeited during the six months ended June 30, 2019 and 142 shares were forfeited during the six months ended June 30, 2018.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2019	5,924	$77,404	$13.07
Vested	(4,254)	(54,566)	12.83
Forfeited	(12)	(164)	13.68
Nonvested at June 30, 2019	1,658	$22,674	$13.68

As of June 30, 2019, unrecognized compensation cost related to nonvested shares granted under the 2005 Restricted Stock Grant Plan will be recognized over a weighted-average period of 0.5 years.  Further, as of June 30, 2019, no additional shares are available for issuance under the 2005 Restricted Stock Grant Plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 300,000.

There were 23,380 shares issued during the six months ended June 30, 2019 and 11,440 shares were issued during the six months ended June 30, 2018. There were 108 shares forfeited during the six months ended June 30, 2019 and 732 shares were forfeited during the six months ended June 30, 2018.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2019	25,778	$482,213	$18.71
Granted	23,380	549,430	23.50
Vested	(9,242)	(175,749)	19.02
Forfeited	(108)	(2,046)	18.94
Nonvested at June 30, 2019	39,808	$853,848	$21.45

As of June 30, 2019, unrecognized compensation cost related to nonvested shares granted under the 2009 Restricted Stock Grant Plan will be recognized over a weighted-average period of 3.8 years.  As of June 30, 2019, 229,750 shares are still available for issuance.

6.REPURCHASE AGREEMENTS

Repurchase agreements totaled $4.4 million at June 30, 2019. Of this, $2.4 million in balances were overnight obligations and $2.0 million in balances had terms extending through May 2021 with a weighted remaining average life of 1.4 years. The Company pledged U.S. government agency securities with a total carrying amount of $12.2 million to secure repurchase agreements as of June 30, 2019.

7.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5.0 million which had an outstanding balance of $2.3 million as of June 30, 2019. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  The maturity schedule for the term loan as of June 30, 2019 is as follows (in thousands):

2019	$259
2020	539
2021	567
2022	596
Thereafter	335
$2,296

8.FAIR VALUE MEASUREMENTS

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

Net adjustments totaled $(193) thousand the first six months of 2019 and $209 for the first six months of 2018 and resulted in a Level 3 classification of the inputs for determining fair value. Net adjustments totaled $(11) thousand for the three months ended June 30, 2019 and $167 for the three months ended June 30, 2018 and resulted in a Level 3 classification of the inputs for determining fair value.

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

Derivatives and Financial Instruments:    The fair values of derivative financial instruments are based on derivative valuation models using market data inputs as of the valuation date (Level 2).

Assets and Liabilities Measured on a Recurring Basis:

Available for sale investment securities and trading assets are the Company’s only balance sheet items that meet the disclosure requirements for instruments measured at fair value on a recurring basis.  Disclosures are as follows in the tables below.

Fair Value Measurements at June 30, 2019 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
U.S. treasury notes	$4,031	$—	$4,031	$—
U. S. government agencies	32,515	—	32,515	—
States and political subdivisions	46,943	—	46,943	—
Mortgage-backed - residential	103,884	—	103,884	—
Mortgage-backed-commercial	77,397	—	77,397	—
Asset-backed	15,823	—	15,823	—
Derivatives and financial instrument assets	146	—	146	—
Other Assets	291	291	—	—
Total	$281,030	$291	$280,739	$—

Financial Liabilities
Derivatives and financial instrument liabilities	$143	$—	$143	$—

Fair Value Measurements at December 31, 2018 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$3,975	$—	$3,975	$—
U. S. government agencies	41,178	—	41,178	—
States and political subdivisions	64,204	—	64,204	—
Mortgage-backed - residential	147,249	—	147,249	—
Mortgage-backed - commercial	48,563	—	48,563	—
Asset-backed	10,200	—	10,200	—
Other Assets	284	284	—	—
Total	$315,653	$284	$315,369	$—

There were no transfers between level 1 and level 2 during 2019 or 2018.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2019 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
1-4 family residential	$990	$—	$—	$990
Other real estate owned, net:
Commercial	246	—	—	246
Agricultural	233	—	—	233
Mortgage servicing rights	986	—	—	986

	Fair Value Measurements at December 31, 2018 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$993	$—	$—	$993
Other real estate owned, net:
Commercial	246	—	—	246
Mortgage servicing rights	430	—	—	430

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $990 thousand, which includes a valuation allowance of $8 thousand as of June 30, 2019.  Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $993 thousand, with a valuation allowance of $201 thousand at December 31, 2018.

No additional loans were impaired at June 30, 2019 when compared to December 31, 2018 and resulted in no additional provision for loan loss expense for the six months and three months ended June 30, 2019.  Four additional loans were impaired at June 30, 2018 when compared to December 31, 2017 and resulted in additional provision for loan loss expense of $211 thousand for the six months ended June 30, 2018 and $167 thousand for the three months ended June 30, 2018.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $479 thousand, which is made up of the outstanding balance of $924 thousand, net of a valuation allowance of $445 thousand as of June 30, 2019. Other real estate owned which was measured at fair value less costs to sell, had a net carrying amount of $246 thousand, which was made up of the outstanding balance of $653 thousand, net of a valuation allowance of $407 thousand at December 31, 2018.   The Company recorded $38 thousand in write-downs of other real estate owned properties for the six months ended June 30, 2019 and $0 for the six months ended June 30, 2018.  The Company recorded no write-downs of other real estate owned properties for the three months ended June 30, 2019 and June 30, 2018.

Impaired mortgage servicing rights are carried at the lower of cost or fair value.  At June 30, 2019, impaired mortgage servicing rights totaled $1.1 million, less a valuation allowance of $79 thousand, resulting in a carrying value of $986 thousand.  At December 31, 2018, impaired mortgage servicing rights totaled $469 thousand, less a valuation allowance of $39 thousand, resulting in a carrying value of $430 thousand..

For the six months ended June 30, 2019, the Company recorded net writedowns of $41 thousand.  For the six months ended June 30, 2018, the Company recorded net recoveries of prior write-downs of $56 thousand.  For the three months ended June 30, 2019, the Company recorded net write-downs of $35 thousand compared to net write-downs of $0 for the three months ended June 30, 2018.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018:

				Range
June 30, 2019	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$990	sales comparison	adjustment for differences between the comparable sales	(30)% - 10%	(21)%
Other real estate owned:
Commercial	246	income approach	capitalization rate	10% - 10%	(10)%
Agricultural	233	sales comparison	adjustment for differences between the comparable sales	(29)% - 41%	(13)%
Mortgage servicing rights	986	discounted cash flow	constant prepayment rates	(7)% - (19)%	(11)%

				Range
December 31, 2018	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$993	sales comparison	adjustment for differences between the comparable sales	(21)% - 7%	(7)%
Other real estate owned:
Commercial	246	income approach	capitalization rate	10% - 10%	(10)%
Mortgage servicing rights	430	discounted cash flow	constant prepayment rates	7% - 25%	(9)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, as of June 30, 2019 and December 31, 2018 are as follows:

June 30, 2019

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,891	$27,891	$—	$—	$27,891
Interest bearing time deposits	1,975	1,975	—	—	1,975
Securities available for sale	280,593	—	280,593	—	280,593
Loans held for sale	2,388	—	2,417	—	2,417
Net Loans	699,906	—	—	692,366	692,366
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,261	—	1,167	3,094	4,261
Derivative and financial instruments	146	—	146	—	146

Financial liabilities
Total deposits	$832,868	$617,685	$214,251	$—	$831,936
Repurchase agreements	4,428	—	4,428	—	4,428
Short-term Federal Home Loan Bank advances	11,400	—	11,400	—	11,400
Long-term Federal Home Loan Bank advances	92,468	—	92,346	—	92,346
Note payable	2,296	—	2,435	—	2,435
Subordinated debentures	7,217	—	—	7,217	7,217
Interest payable	878	—	864	14	878
Derivative and financial instruments	143	—	143	—	143

December 31, 2018

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$26,101	$26,101	$—	$—	$26,101
Interest bearing time deposits	2,175	2,175	—	—	2,175
Securities available for sale	315,369	—	315,369	—	315,369
Loans held for sale	1,203	—	1,224	—	1,224
Net Loans	678,017	—	—	666,942	666,942
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,150	—	1,346	2,804	4,150

Financial liabilities
Total deposits	$850,442	$620,885	$226,734	$—	$847,619
Repurchase agreements	8,077	—	8,009	—	8,009
Short-term Federal Home Loan Bank advances	11,600	—	11,592	—	11,592
Long-term Federal Home Loan Bank advances	88,852	—	84,983	—	84,983
Note payable	2,718	—	2,841	—	2,841
Subordinated debentures	7,217	—	—	7,213	7,213
Interest payable	893	—	877	16	893

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

Loans - Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar credit quality and financial characteristics including the type of loan, interest terms and repayment history. The Company calculates a fair value by using a net present value of scheduled cash flows methodology incorporating estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of market rates for similarly offered products, market interest rate projections, credit spreads and prepayment assumptions. In accordance with ASU 2016-01, the fair value of loans as of June 30, 2019 and December 31, 2018 are based on the notion of exit price.

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

9.LEASES

On January 1, 2019, the Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842).” Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer 12 months.  As of the adoption date, the Company was obligated under six operating leases.  In the second quarter of 2019, the Company entered into one new operating lease for land in Lexington, KY which will be used to construct a new branch building on.  As of June 30, 2019, the Company is obligated under seven operating leases, three of which are for building leases and four of which are for land leases, with terms extending through 2078. The Company's lease agreements include options to renew at the Company's discretion. The extensions are reasonably certain to be exercised, therefore they were considered in the calculation of the ROU asset and lease liability.

	Statement of
	Financial Condition
	Location	June 30, 2019
		(in thousands)
Operating Lease Right of Use Asset:
Gross Carrying Amount		$8,983
Accumulated Amortization		(247)
Net Book Value	Operating lease right of use asset	$8,736

Operating Lease Liabilities
Right of use lease obligations	Operating lease liability	$8,795

As of June 30, 2019, the weighted-average remaining lease term for operating leases was 35.5 years and the weighted- average discount rate used in the measurement of operating lease liabilities was 4.11%. The Company utilized the FHLB fixed rate advance rate as of December 31, 2018 for the term most closely aligning with the remaining lease term for lease obligations in existence as of December 31, 2018.  The Company utilized the FHLB fixed rate advance rate as of April 30, 2019 as a basis for determing the discount rate for one contract which was entered into during April 2019.

Six Months Ended
June 30, 2019
(in thousands)
Lease Cost:
Operating lease cost	$247
Total lease cost	$247

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$182

Three Months Ended
June 30, 2019
(in thousands)
Lease Cost:
Operating lease cost	$136
Total lease cost	$136

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93

Maturity analysis of liabilities under operating leases with terms longer than 12 months, are as follows at June 30, 2019:

As of June 30, 2019
(in thousands)
Twelve months ended March 31,
2020	$556
2021	573
2022	574
2023	583
2024	524
Thereafter	19,143
Total undiscounted lease payments	$21,953
Amounts representing interest	(13,158)
Lease liability	$8,795

10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended		Six Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Service charges	1,397	1,326	2,591	2,614
Trust department income	347	320	675	635
Brokerage income	135	141	271	350
Debit card interchange income	903	837	1,693	1,600
Total	2,782	2,624	5,230	5,199

Trust department income: We earn wealth management fees based upon asset custody, investment management, trust, and estate services provided to customers. Most of these customers receive monthly billings for services rendered based upon the market value of assets and/or income generated. Fees that are transaction based are recognized at the point in time that the transaction is executed

Service charges: We earn fees from our deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees and overdraft fees are recognized at a point in time, since the customer generally has a right to cancel the depository arrangement at any time. The arrangement is considered a day-to-day contract with ongoing renewals and optional purchases, so the duration of the contract does not extend beyond the services already performed. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a montrepresenting the period over which we satisfy our performance obligation.

Debit card interchange income: As with the transaction-based fees on deposit accounts, debit card interchange income is recognized at the point in time that we fulfill the customer’s request. We earn interchange fees from cardholder transactions processed through card association networks. Interchange rates are generally set by the card associations based upon purchase volumes and other factors. Interchange fees represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder

Brokerage income: Brokerage income fees are the commissions and fees received from a registered broker/dealer and investment adviser that provide those services to our customers. We act as an agent in arranging the relationship between the customer and the third-party service provider. These fees are recognized monthly from the third-party broker based upon services already performed.

11.  DERIVATIVES AND FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, the Company uses derivative instruments, including interest rate swaps.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.  The notional amount of these derivative instruments was $7.0 million at June 30, 2019 and $0 at December 31, 2018.  These derivative financial instruments at June 30, 2019 consisted of $7.0 million notional amount of receive-variable, pay-fixed interest rate swaps on certain mortgage loans. These hedges were entered into to manage interest rate risk.  Derivative instruments are recognized in other assets and other liabilities on the balance sheet at their fair value and are not reported on a net basis.  Changes to the fair value are recognized in loan interest income on the statement of income.

In accordance with ASC 815-20-35-1, subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship should be accounted for in the following manner:

Fair value hedges: changes in fair value will be recognized concurrently in earnings.

Consistent with this guidance, as long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument will be accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there will be no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses will be recognized in the period in which the hedged transactions impact earnings.

While separate measurement and presentation of ineffectiveness is being eliminated, paragraph 815-20-45-1A requires the change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness be presented in the same income statement line item that is used to present the earnings effect of the hedged item.

Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At June 30, 2019, the notional amount of the interest rate lock commitments was $9.4 million and  at December 31, 2018, the notional amount of the interest rate lock commitments was $4.6 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts.  Kentucky  Bancshare’s exposure is limited to the replacement value of the contracts rather than the notional, principal, or contract amounts.  There are provisions in our agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold.  Exposures in excess of the agreed thresholds are collateralized.  In addition, we minimize credit risk through credit approvals, limits, and monitoring procedures.

The direct impact to earnings for the six months and three months ended June 30, 2019 was immaterial.

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

Summary

The Company recorded net income of $6.0 million, or $1.01 basic earnings and diluted earnings per share for the first six months ended June 30, 2019 compared to $6.2 million or $1.05 basic earnings and diluted earnings per share for the six month period ended June 30, 2018. The first six months net earnings reflect a decrease of $168 thousand, or 2.7%, compared to the same time period in 2018. The decrease in net earnings is mostly attributed to an increase of $171 thousand, or 1.0%, in net interest income, a decrease of $139 thousand, or 2.2%, in non-interest income, an increase of $554 thousand, or 3.3%, in non-interest expense, and an increase of $200 thousand, or 80%, for the provision for loan losses. The decrease in non-interest income is mostly attributed to a decrease in gain on sale of loans.

The earnings for the three months ended June 30, 2019 were $3.2 million or $0.54 basic and diluted earnings per share compared to $3.1 million or $0.52 basic and diluted earnings per share for the three month period ended June 30, 2018. The earnings for the three month period in 2019 reflect an increase of 5.5% compared to the same time period in 2018.

For the six months ended June 30, 2019 and compared to the six months ended June 30, 2018, service charges decreased $23 thousand, gain on the sale of loans decreased $291 thousand, and debit card interchange income increased $93 thousand. Salaries and benefits expense increased $163 thousand, legal and professional fees increased $39 thousand, debit card expenses increased $193 thousand and repossession expenses increased $25 thousand.

For the three months ended June 30, 2019 and compared to the three months ended June 30, 2018, service charges increased $71 thousand, debit card interchange income increased $66 thousand, and gains on the sale of loans decreased $124 thousand. For the three months ended June 30, 2019 and compared to the three months ended June 30, 2018, salaries and benefits expense decreased $34 thousand, data processing expense increased $151 thousand, debit card expense increased $97 thousand and other expenses increased $78 thousand. For the same three month comparison, repossession expense decreased $13 thousand and occupancy expense decreased $27 thousand.

Return on average assets was 1.11% for the six months ended June 30, 2019 and 1.19% for the six months ended June 30, 2018. Return on average assets was 1.19% for the three months ended June 30, 2019 and 1.17% for the three months ended June 30, 2018. Return on average equity was 10.92% for the six month period ended June 30, 2019 and 12.53% for the six month period ended June 30, 2018. Return on average equity was 11.44% for the three month period ended June 30, 2019 and 12.34% for the three month period ended June 30, 2018.

Securities available for sale decreased $34.8 million from $315.4 million at December 31, 2018 to $280.6 million at June 30, 2019.

Gross Loans increased $21.8 million from $686.1 million on December 31, 2018 to $708.0 million at June 30, 2019.

The overall increase in loan balances from December 31, 2018 to June 30, 2019 is comprised of the following: an increase of $14.4 million in 1-4 family residential loans, an increase of $3.6 million in commercial loans, an increase of $1.3 million in multi-family residential loans, a decrease of $242 thousand in agricultural loans, an increase of $1.7 million in non-farm and non-residential loans, an increase of $1.2 million in consumer loans and a decrease of $34 thousand in real-estate construction loans. Other loan balances decreased $45 thousand from December 31, 2018 to June 30, 2019.

Total deposits decreased from $850.4 million on December 31, 2018 to $832.9 million on June 30, 2019, a decrease of $17.6 million. Non-interest bearing demand deposit accounts increased $12.4 million from December 31, 2018 to June 30, 2019 while time deposits $250 thousand and over decreased $15.1 million and other interest bearing deposit accounts decreased $14.9 million from December 31, 2018 to June 30, 2019.

Public fund account balances decreased $54.2 million from December 31, 2018 to June 30, 2019. Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank increased $3.4 million from December 31, 2018 to June 30, 2019. Long-term borrowings increased $3.6 million while short-term borrowings decreased $200 thousand during the six month period. Repurchase agreements decreased $3.6 million and the note payable decreased $422 thousand.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $18.0 million for the six months ended June 30, 2019 compared to $17.8 million for the six months ended June 30, 2018, an increase of 1.0%. Net interest income was $9.1 million for the three months ended June 30, 2019 compared to $9.0 million for the three months ended June 30, 2018, an increase of 0.3%.

The tax equivalent net interest margin was 3.58% for the first six months of 2019 compared to 3.66% for the first six months of 2018.  For the first six months in 2019, the tax equivalent yield on interest earning assets increased from 4.25% in 2018 to 4.47% in 2019.

The yield on loans, excluding tax equivalent adjustments, increased eighteen basis points for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 from 5.02% to 5.20%. The yield on securities, excluding tax equivalent adjustments, increased seventeen basis points during the first six months of 2019 compared to 2018 from 2.55% in 2018 to 2.73% in 2019.  The cost of  interest bearing liabilities was 1.24% for the first six months in 2019 compared to 0.83% in 2018.

Year to date average loans, excluding overdrafts, increased $34.9 million, or 5.31% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  Loan interest income increased $1.5 million during the first six months of 2019 compared to the first six months of 2018.  Year to date average total deposits increased from June 30, 2018 to June 30, 2019 by $28.9 million or 3.5%.  Year to date average interest bearing deposits increased $19.4 million, or 3.3%, from June 30, 2018 to June 30, 2019.  Deposit interest expense increased $1.4 million for the first six months of 2019 compared to the same period in 2018.  Year to date average borrowings, including repurchase agreements, decreased $1.2 million, or 1.0%, from June 30, 2018 to June 30, 2019.  Interest expense on borrowed funds, including repurchase agreements, increased $200 thousand for the first six months of 2019 compared to the same period in 2018.

The volume rate analysis for the six months ended June 30, 2019 indicates that $881 thousand of the increase in loan interest income is attributable to an increase in loan volume and $300 thousand of the decrease in securities interest income is attributable to a decrease in the volume of our security portfolio. Much of the increase in loan income is attributed to variable rate loans repricing at higher rates.  The increase in loan rates caused an increase of $601 thousand in interest income and an increase in rates in our security portfolio contributed to an increase of $436 thousand in securities interest income. The net effect to interest income was an increase of $1.8 million for the first six months of 2019 compared to the same time period in 2018.

Also based on the following volume rate analysis for the six months ended June 30, 2019, an increase in demand deposit interest rates resulted in $733 thousand additional interest expense, interest rates paid for savings deposits remained flat, and increases in interest rates paid for time deposits resulted in an addition of $591 thousand in interest expense. The change in volume in deposits and borrowings was responsible for a $356 thousand decrease in interest expense, of which a decrease in demand deposits resulted in a decrease of $41 thousand in interest expense, of which an increase in time deposits resulted in an increase of $60 thousand in interest expense, a decrease in repurchase agreements resulted in a decrease of $154 thousand in interest expense, and an increase in other borrowings resulted in an increase of $39 thousand in interest expense. The net effect to interest expense was an increase of $171 thousand.  As a result, the increase in net interest income for the first six months in 2018 is mostly attributed to increasing rates in the loan and securities portfolios along with loan growth.

The volume rate analysis for the three months ended June 30, 2019 indicates that the $26 thousand increase in net interest income is attributable to an increase of $970 thousand due to change in growth in the Company’s balance sheet and a decrease of $944 thousand is a result of changes in rates.

Changes in Interest Income and Expense

	Six Months Ended
	2019 vs. 2018
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$881	$601	$1,482
Investment Securities	(300)	436	136
Other	(87)	238	151
Total Interest Income	494	1,275	1,769
INTEREST EXPENSE
Deposits
Demand	14	733	747
Savings	—	—	—
Negotiable Certificates of Deposit and Other Time Deposits	60	591	651
Securities sold under agreements to repurchase and other borrowings	(154)	140	(14)
Federal Home Loan
Bank advances	39	175	214
Total Interest Expense	(41)	1,639	1,598
Net Interest Income	$535	$(364)	$171

	Three Months Ended
	2019 vs. 2018
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$451	$243	$694
Investment Securities	315	(328)	(13)
Other	186	(57)	129
Total Interest Income	952	(142)	810
INTEREST EXPENSE
Deposits
Demand	10	348	358
Savings	—	—	—
Negotiable Certificates of Deposit and Other Time Deposits	35	315	350
Securities sold under agreements to repurchase and other borrowings	(81)	51	(30)
Federal Home Loan
Bank advances	18	88	106
Total Interest Expense	(18)	802	784
Net Interest Income	$970	$(944)	$26

Non-Interest Income

Non-interest income decreased $139 thousand for the six months ended June 30, 2019, compared to the same period in 2018, to $6.3 million. Non-interest income decreased $88 thousand for the three months ended June 30, 2019, compared to the three months ended June 30 2018, to remain at $3.3 million.

Favorable variances to non-interest income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 include an increase of $40 thousand in trust department income, an increase of $188 thousand in gains on the sale of securities, an increase of $93 thousand in debit card interchange income, and an increase of $173 thousand in the cash surrender value of bank-owned life insurance.

Decreases to non-interest income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 include a decrease of $23 thousand in service charge income, a $44 thousand decrease in loan servicing fees, a decrease of $291 thousand in gain on sale of loans, a decrease of $79 thousand in brokerage income, and a decrease of $196 thousand in other income mostly due to a decrease of $113 thousand in gains on the sale of other real estate.

The gain on the sale of loans decreased from $819 thousand during the first six months of 2018 to $528 thousand during the first six months of 2019, a decrease of $291 thousand. For the three months ended June 30, the gain on the sale of loans decreased from $445 thousand in 2018 to $321 thousand in 2019.

The volume of loans originated to sell during the first six months of 2019 decreased $2.8 million compared to the same time period in 2018. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans. Loan service fee income, net of amortization and impairment expense, was $104 thousand for the six months ended June 30, 2019 compared to $148 thousand for the six months ended June 30, 2018, a decrease of $44 thousand. During the first six months of 2019, the market value adjustment to the carrying value of the mortgage servicing right was a net write-down of $41 thousand, as the fair value of this asset decreased. During the six months ended June 30 2018, the market value adjustment to the carrying value of the mortgage servicing right asset was a net recovery of $56 thousand as the fair value of the mortgage servicing asset increased.

Non-Interest Expense

Total non-interest expense increased $554 thousand, or 3.26%, for the six month period ended June 30, 2019 compared to the same period in 2018. Total non-interest expense increased $79 thousand for the three month period ended June 30, 2019 compared to the three months ended June 30, 2018. Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense.  Our most recent expansion involves constructing two new branch locations in Lexington, KY.  Both locations are expected to open in 2020.

For the comparable six month periods, salaries and employees benefits expense increased $163 thousand, an increase of 1.8%. The number of full-time employee equivalent employees decreased from 234 at June 30, 2018 to 232 at June 30, 2019, a decrease of two full-time employee equivalent employees. For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, salaries and employee benefits expense decreased $34 thousand, or 0.7%.

Occupancy expense decreased $26 thousand to $2.0 million for the first six months of 2019 compared to the same time period in 2018. Occupancy expense was $1.1 million for the three months ended June 30, 2019 compared to $1.1 million for the three months ended June 30, 2018.

Debit card expenses increased $193 thousand for the six months ended June 30, 2019 compared to the first six months of 2018 and increased $97 thousand for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The year to date increase in debit card expense is attributed to an increase in debit card interchange activity which also resulted in increases in debit card interchange income as shown on the income statement.

Data processing expenses increased $283 thousand for the six months ended June 30, 2019 compared to the first six months of 2018 and decreased $151 thousand for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The increase in data processing expense is due to additional services obtained from vendors.

Repossession expense increased $25 thousand for the first six months ended June 30, 2019 compared to the same time period in 2018 and decreased $13 thousand for the three month period ended June 30, 2019 compared to the three months ended June 30, 2018. Repossession expenses are reported net of rental income earned on repossessed properties.

Income Taxes

The effective tax rate for the six months ended June 30, 2019 was 4.6% compared to 12.0% in 2018. The effective tax rate for the three months ended June 30, 2019 was 1.6% compared to 12.5% in 2018. The effective tax rate is lower in 2019 in comparison to 2018 mostly due to the Company recording a deferred tax asset of $380 thousand and a decrease in taxable income.  These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company. The Company also has a captive insurance subsidiary which contributes to reducing taxable income.   On December 22, 2017, the ‘Tax Cuts and Jobs Act’ was enacted into legislation.  As a result, the 2019 statutory tax rate for the company is 21% compared to 34% in years prior to 2018.

Income tax expense decreased $554 thousand for the six months ended June 30, 2019 compared to the first six months in 2018.  Tax-exempt interest income decreased $402 thousand for the first six months of 2019 compared to the first six months of 2018.  Further, for the first six months of 2019, the Company had tax credits totaling $276 thousand for investments made in low income housing projects compared to similar tax credits of $277 for the first six months of 2018.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the six months ended June 30, 2019, the Company averaged $43.3 million in tax free securities and $41.2 million in tax free loans.  As of June 30, 2019, the weighted average remaining maturity for the tax free securities is 49 months, while the weighted average remaining maturity for the tax free loans is 141 months.  For the year ended December 31, 2018, the Company averaged $60.1 million in tax free securities, and $38.2 million in tax free loans.  As of December 31, 2018, the weighted average remaining maturity for the tax free securities was 115 months, while the weighted average remaining maturity for the tax free loans was 149 months.

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

On April 9, 2019, Governor Bevin signed House Bill 458 into law which, among other things, allows a taxpayer to utilize certain net operating loss (“NOL”) carryforwards to offset other members in the combined filing group starting in 2021.  As a result of this tax law change, we recorded a deferred tax asset of $380 thousand in the second quarter of 2019 for these NOL’s.

Liquidity and Funding

Liquidity is the ability to meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and Federal Home Loan Bank borrowings.

Liquidity risk is the possibility that we may not be able to meet our cash requirements in an orderly manner.  Management of liquidity risk includes maintenance of adequate cash and sources of cash to fund operations and to meet the needs of borrowers, depositors and creditors.  Excess liquidity may have a negative impact on earnings as a result of the lower yields on short-term assets.

Cash and cash equivalents were $27.9 million as of June 30, 2019 compared to $26.1 million at December 31, 2018. The increase in cash and cash equivalents is attributed to an increase of $1.8 million in cash and due from banks.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $280.6 million at June 30, 2019 compared to $315.4 million at December 31, 2018.  The decrease of $34.8 million, from December 31, 2018 to June 30, 2019 in our available for sale security portfolio had minimial impact on available liquidity.  The securities available for sale are available to meet liquidity needs on a continuing basis. However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first six months of 2019, deposits decreased $17.6 million compared to December 31, 2018. The Company’s borrowed funds from the Federal Home Loan Bank increased $3.4 million from December 31, 2018 to June 30, 2019, federal funds purchased remained at zero, and total repurchase agreements decreased $3.6 million from December 31, 2018 to June 30, 2019.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used. We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of June 30, 2019, we have sufficient collateral to borrow an additional $73 million from the Federal Home Loan Bank.

In addition, as of June 30, 2019, $48 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $256 million in brokered deposits. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Capital Requirements

In August 2018, the Federal Reserve Board issued an interim final ruling that holding companies with assets less than $3 billion are not subject to minimum capital requirements. As a result, only Bank capital data and capital ratios are presented as of June 30, 2019 and December 31, 2018.

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

Management believes as of June 30, 2019, the Bank meets all capital adequacy requirements to which it is subject. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to riskweighted assets (as defined), and of Tier I capital to average assets (as defined).

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

At June 30, 2019 and at December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the following table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2019
Bank Only
Total Capital (to Risk-Weighted Assets)	$107,772	14.8%	$58,430	8.0%	$73,037	10.0%
Tier I Capital (to Risk-Weighted Assets)	99,621	13.6	43,822	6.0	58,430	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	99,621	13.6	32,867	4.5	47,474	6.5
Tier I Capital (to Average Assets)	99,621	9.2	43,086	4.0	53,857	5.0

December 31, 2018
Bank Only
Total Capital (to Risk-Weighted Assets)	$105,345	14.7%	$57,496	8.0%	$71,870	10.0%
Tier I Capital (to Risk-Weighted Assets)	97,143	13.5	43,122	6.0	57,496	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	97,143	13.5	32,341	4.5	46,715	6.5
Tier I Capital (to Average Assets)	97,143	9.2	42,348	4.0	53,047	5.0

Non-Performing Assets

As of June 30, 2019, our non-performing assets totaled $3.1 million or 0.28% of assets compared to $3.2 million or 0.29% of assets at December 31, 2018. The Company experienced an increase of $189 thousand in non-accrual loans from December 31, 2018 to June 30, 2019. As of June 30, 2019, non-accrual loans include $59 thousand in loans secured by commercial properties, $200 thousand in loans secured by farmland, $535 thousand in loans secured by 1-4 family properties, $374 thousand in loans secured by real estate construction, $143 thousand in loans secured by non-farm and non-residential properties and $19 thousand in consumer loans.

Loans secured by real estate composed 94.1% of the non-performing, non-accrual loans as of June 30, 2019 and 90.6% as of December 31, 2018. Forgone interest income on non-accrual loans totaled $41 thousand for the first six months of 2019 compared to forgone interest of $55 thousand for the same time period in 2018. Accruing loans that are contractually 90 days or more past due as of June 30, 2019 totaled $1 million compared to $1.2 million at December 31, 2018, a decrease of $182 thousand.

Total nonperforming and restructured loans remained flat, increasing just $7 thousand from December 31, 2018 to June 30, 2019. The ratio of nonperforming and restructured loans as a percentage of loans decreased one basis point to 0.33% from December 31, 2018 to June 30, 2019.

In addition, the amount the Company has recorded as other real estate owned decreased $99 thousand from December 31, 2018 to June 30, 2019. As of June 30, 2019, the amount recorded as other real estate owned totaled $731 thousand compared to $830 thousand at December 31, 2018. During the first six months of 2019, $72 thousand in loan balances were foreclosed upon and added to other real estate properties while $133 thousand in other real estate properties were sold. A write-down of $38 thousand was also recorded during the first quarter of 2019.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 258% at December 31, 2018 to 264% at June 30, 2019.

Nonperforming and Restructured Assets

	6/30/2019	12/31/2018
	(in thousands)
Non-accrual Loans	$1,330	$1,141
Accruing Loans which are Contractually past due over 89 days	1,000	1,182
Accruing Troubled Debt Restructurings	—	—
Total Nonperforming and Restructured Loans	2,330	2,323
Other Real Estate	731	830
Total Nonperforming and Restructured Loans and Other Real Estate	$3,061	$3,153
Nonperforming and Restructured Loans as a Percentage of Loans	0.33%	0.34%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.28%	0.29%
Allowance as a Percentage of Period-end Loans	1.14%	1.18%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	264%	258%

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

Provision for Loan Losses

The loan loss provision for the first six months of 2019 was $450 thousand compared to $250 thousand for the first six months of 2018. The loan loss provision for the three months ended June 30, 2019 was $325 thousand compared to $250 thousand for the three months ended June 30, 2018. The increase in the total loan loss provision during the first six months of 2019 compared to the same time period in 2018 is attributed to growth in the Company’s loan portfolio, along with the Company recording net recoveries of prior charge-offs of $214 thousand during the six months ended June 30, 2018. The allowance for loan losses as a percentage of loans was 1.14% at June 30, 2019 compared to 1.22% at June 30, 2018.

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

Nonperforming loans and restructured loans increased $7 thousand from December 31, 2018 to $2.3 million at June 30, 2019. The Company recorded net charge-offs of $501 thousand for the six months ended June 30, 2019 compared to net recoveries of $214 thousand for the six months ended June 30, 2018. During the first quarter of 2019, a single note balance of $191 thousand was charged-off.  The note had a specific reserve of $191 thousand at December 31, 2018; thus, this charged-off balance did not result in additional loan loss provision expense.  During the first six months of 2018, the Company recorded recoveries of $368 for two loans which were charged-off in a prior year. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

	Six Months Ended June 30,
	(in thousands)
	2019	2018
Balance at Beginning of Period	$8,127	$7,720
Amounts Charged-Off:
Commercial	191	—
1-4 family residential	104	63
Non-farm & non-residential	17	—
Consumer and other	580	506
Total Charged-off Loans	892	569
Recoveries on Amounts Previously Charged-off:
Commercial	10	6
1-4 family residential	12	262
Multi-family residential	—	6
Agricultural	4	146
Consumer and other	365	363
Total Recoveries	391	783
Net Charge-offs (Recoveries)	501	(214)
Provision for Loan Losses	450	250
Balance at End of Period	8,076	8,184
Loans
Average	691,399	656,515
At June 30,	707,982	668,778
As a Percentage of Average Loans:
Net Charge-offs for the period	0.07%	(0.03)%
Provision for Loan Losses for the period	0.07%	0.04%
Allowance as a Multiple of Net Charge-offs annualized	8.1	(19.1)

	Three Months Ended June 30,
	(in thousands)
	2019	2018
Balance at Beginning of Period:	$7,882	$7,905
Amounts Charged-Off:
1-4 family residential	5	1
Consumer and other	278	264
Total Charged-off Loans	283	265
Recoveries on Amounts Previously Charged-off:
Commercial	3	6
1-4 family residential	4	5
Multi-family residential	—	3
Agricultural	3	123
Consumer and other	142	157
Total Recoveries	152	294
Net Charge-offs	131	(29)
Provision for Loan Losses	325	250
Balance at End of Period	8,076	8,184
Loans
Average	697,381	661,220
At June 30,	707,982	668,778
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	0.02%	(0.00)%
Provision for Loan Losses for the period	0.05%	0.04%
Allowance as a Multiple of Net Charge-offs annualized	15.4	(70.6)

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
4/1/19-4/30/19	—	$—	—	201,824	shares

5/1/19-5/31/19	—	—	—	201,824	shares

6/1/19-6/30/19	—	—	—	201,824	shares

Total	—	$—	—	201,824	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 200,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 200,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares.  On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through June 30, 2019, 698,176 shares have been purchased.

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

KENTUCKY BANCSHARES, INC.

Date	8/9/19	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	8/9/19	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer