Form 10-Q
period 2019-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2019-11-08
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KTYB	OTCQX

Number of shares of Common Stock outstanding as of October 31, 2019:  5,914,292.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollar amounts in thousands)

	9/30/2019	12/31/2018
ASSETS
Cash and due from banks	$25,063	$25,835
Federal funds sold	227	266
Cash and cash equivalents	25,290	26,101
Interest bearing time deposits	2,375	2,175
Securities available for sale	246,542	315,369
Loans held for sale	5,232	1,203
Loans	732,267	686,144
Allowance for loan losses	(8,266)	(8,127)
Net loans	724,001	678,017
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	925	830
Bank premises and equipment, net	18,360	17,349
Interest receivable	4,028	4,150
Mortgage servicing rights	1,410	1,536
Goodwill	14,001	14,001
Other intangible assets	157	238
Bank owned life insurance	18,020	10,198
Operating lease right of use asset	8,410	—
Other assets	7,230	7,811
Total assets	$1,083,015	$1,086,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$241,427	$231,429
Time deposits, $250,000 and over	36,228	59,736
Other interest bearing	551,546	559,277
Total deposits	829,201	850,442
Repurchase agreements	6,037	8,077
Short-term Federal Home Loan Bank advances	5,000	11,600
Long-term Federal Home Loan Bank advances	95,677	88,852
Note payable	1,996	2,718
Subordinated debentures	7,217	7,217
Interest payable	1,028	893
Operating lease liability	8,513	—
Other liabilities	11,170	9,420
Total liabilities	965,839	979,219

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,914,292 and 5,955,242 shares issued and outstanding at September 30, 2019 and December 31, 2018	21,395	21,170
Retained earnings	94,420	89,101
Accumulated other comprehensive income (loss)	1,361	(3,478)
Total stockholders’ equity	117,176	106,793
Total liabilities and stockholders’ equity	$1,083,015	$1,086,012

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
INTEREST INCOME:
Loans, including fees	$9,564	$8,718	$27,479	$25,151
Securities
Taxable	1,543	1,435	5,067	4,486
Tax exempt	222	429	831	1,378
Other	183	159	674	496
Total interest income	11,512	10,741	34,051	31,511
INTEREST EXPENSE:
Deposits	1,520	1,112	4,669	2,863
Repurchase agreements and federal funds purchased	10	53	47	117
Federal Home Loan Bank advances	547	500	1,637	1,376
Note payable	28	39	93	101
Subordinated debentures	97	95	297	285
Total interest expense	2,202	1,799	6,743	4,742
Net interest income	9,310	8,942	27,308	26,769
Provision for loan losses	375	150	825	400
Net interest income after provision	8,935	8,792	26,483	26,369
NON-INTEREST INCOME:
Service charges	1,400	1,375	3,991	3,989
Loan service fee income (loss), net	(95)	64	9	212
Trust department income	361	332	1,036	967
Gain (loss) on sale of available for sale securities, net	577	66	691	(8)
Gain on sale of loans	541	472	1,069	1,291
Brokerage income	110	192	381	542
Debit card interchange income	894	815	2,587	2,415
Loss on bank premises	—	(9)	—	(9)
Net increase in cash surrender value of bank-owned life insurance	98	85	271	176
Other	174	125	360	416
Total other income	4,060	3,517	10,395	9,991
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,911	4,776	14,284	13,986
Occupancy expenses	1,015	955	3,053	3,019
Repossession expenses, net	15	19	97	76
FDIC Insurance (credits) premiums	(78)	80	71	236
Legal and professional fees	267	223	731	648
Data processing	594	456	1,809	1,388
Debit card expenses	447	453	1,506	1,319
Amortization expense of intangible assets, excluding mortgage servicing right	24	31	81	102
Advertising and marketing	212	218	658	658
Taxes other than payroll, property and income	329	312	978	937
Telephone	91	69	302	267
Postage	29	69	92	241
Loan fees	19	55	50	112
Other	855	835	2,561	2,551
Total other expenses	8,730	8,551	26,273	25,540
Income before income taxes	4,265	3,758	10,605	10,820
Provision for income taxes	649	480	941	1,326
Net income	$3,616	$3,278	$9,664	$9,494
Earnings per share
Basic	$0.61	$0.55	$1.62	$1.59
Diluted	0.61	0.55	1.62	1.59

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Net income	$3,616	$3,278	$9,664	$9,494

Other comprehensive income (loss)
Unrealized gains (losses) on securities arising during the period	460	(1,862)	6,816	(7,459)
Reclassification of realized amount	(577)	(66)	(691)	8
Net change in unrealized gain (loss) on securities	(117)	(1,928)	6,125	(7,451)
Less: Tax impact	25	405	(1,286)	1,565
Other comprehensive income (loss)	(92)	(1,523)	4,839	(5,886)

Comprehensive income	$3,524	$1,755	$14,503	$3,608

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
Balances, December 31, 2017	5,943,044	$20,931	$80,395	$(997)	$100,329

Common stock issued (employee stock grants of 10,674 shares, net of 994 shares forfeited, director stock grants of 1,962 shares and director stock options exercised of 1,200 shares)	13,836	64	—	—	64
Stock compensation expense	—	45	—	—	45
Other comprehensive loss	—	—	—	(3,397)	(3,397)
Net income	—	—	3,148	—	3,148
Dividends declared - $0.155 per share	—	—	(923)	—	(923)
Balances, March 31, 2018	5,956,880	$21,040	$82,620	$(4,394)	$99,266

Shares forfeited	(108)	—	—	—	—
Stock compensation expense	—	45	—	—	45
Other comprehensive loss	—	—	—	(966)	(966)
Net income	—	—	3,068	—	3,068
Dividends declared - $0.155 per share	—	—	(924)	—	(924)
Balances, June 30, 2018	5,956,772	$21,085	$84,764	$(5,360)	$100,489

Shares forfeited	(120)	—	—	—	—
Stock compensation expense	—	45	—	—	45
Other comprehensive loss	—	—	—	(1,523)	(1,523)
Net income	—	—	3,278	—	3,278
Dividends declared - $0.155 per share	—	—	(924)	—	(924)
Balances, September 30, 2018	5,956,652	$21,130	$87,118	$(6,883)	$101,365

(1)  Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balances, December 31, 2018	5,955,242	$21,170	$89,101	$(3,478)	$106,793

Common stock issued (employee stock grants of 23,260 shares, net of 120 shares forfeited, and director stock grants of 2,824 shares)	26,084	295	—	—	295
Stock compensation expense	—	56	—	—	56
Other comprehensive loss	—	—	—	2,769	2,769
Net income	—	—	2,811	—	2,811
Dividends declared - $0.17 per share	—	—	(1,015)	—	(1,015)
Balances, March 31, 2019	5,981,326	$21,521	$90,897	$(709)	$111,709

Stock compensation expense	—	58	—	—	58
Other comprehensive loss	—	—	—	2,162	2,162
Net income	—	—	3,237	—	3,237
Dividends declared - $0.17 per share	—	—	(1,019)	—	(1,019)
Balances, June 30, 2019	5,981,326	$21,579	$93,115	$1,453	$116,147

Shares forfeited	(1,034)	—	—	—	—
Stock compensation expense	—	54	—	—	54
Common stock purchased and retired	(66,000)	(238)	(1,306)	—	(1,544)
Other comprehensive loss	—	—	—	(92)	(92)
Net income	—	—	3,616	—	3,616
Dividends declared - $0.17 per share	—	—	(1,005)	—	(1,005)
Balances, September 30, 2019	5,914,292	$21,395	$94,420	$1,361	$117,176

(1)  Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(Dollar amounts in thousands)

	Nine Months Ended
	9/30/2019	9/30/2018
Cash Flows From Operating Activities
Net Income	$9,664	$9,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	896	939
Amortization (accretion), net	(130)	(338)
Securities amortization (accretion), net	581	669
Stock based compensation expense	168	135
Provision for loan losses	825	400
Securities losses (gains) available for sale gains, net	(691)	8
Net increase in cash surrender value of bank-owned life insurance	(322)	(136)
Originations of loans held for sale	(52,267)	(47,422)
Proceeds from sale of loans	49,307	46,245
Losses on sale of bank premises and equipment	—	9
Gain on sale of loans	(1,069)	(1,291)
Gains on other real estate	(74)	(149)
Write-downs of other real estate, net	38	—
Amortization of operating leases	103	—
Changes in:
Interest receivable	122	(187)
Other assets	(369)	(1,247)
Interest payable	135	(20)
Deferred taxes	(337)	(2)
Other liabilities	50	341
Net cash from operating activities	6,630	7,448
Cash Flows From Investing Activities
Net change in interest bearing time deposits	(200)	(445)
Purchases of securities available for sale	(38,041)	(21,691)
Purchase of bank owned life insurance	(7,500)	(10,000)
Proceeds from sales of securities available for sale	75,081	16,707
Proceeds from principal payments, maturities and calls securities available for sale	39,723	36,458
Net change in loans	(46,663)	(36,988)
Purchases of bank premises and equipment	(1,907)	(1,934)
Capitalized expenditures for other real estate	(135)	(74)
Proceeds from the sale of other real estate	267	1,824
Net cash from (used in) investing activities	20,625	(16,143)
Cash Flows From Financing Activities:
Net change in deposits	(21,241)	5,467
Net change in repurchase agreements	(2,040)	(11,652)
Net change in short-term Federal Home Loan Bank advances	(6,600)	3,500
Proceeds from long-term Federal Home Loan Bank advances	18,500	16,394
Repayment of long-term Federal Home Loan Bank advances	(11,675)	(14,902)
Repayment of note payable	(722)	(480)
Proceeds from issuance of common stock	295	64
Purchase of common stock	(1,544)	—
Dividends paid	(3,039)	(2,771)
Net cash used in financing activities	(28,066)	(4,380)
Net change in cash and cash equivalents	(811)	(13,075)
Cash and cash equivalents at beginning of period	26,101	39,172
Cash and cash equivalents at end of period	$25,290	$26,097
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$6,608	$4,762
Income taxes	750	1,585
Supplemental disclosures of non-cash investing activities
Securities transactions in process, payable	1,700	—
Real estate acquired through foreclosure	191	201
In conjunction with the adoption of ASU 2016-02, as detailed in Note 9 of the unaudited consolidated financial statements, a net operating lease asset and a related lease liability was recognized at 1/1/2019	6,373	—
Lease liability arising from obtaining right of use asset	2,669	—

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

Subsequent Events:  The Company has evaluated subsequent events for recognition and disclosure through November 8, 2019 which is the date the financial statements were available to be issued.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $402 thousand for the nine months ended September 30, 2019 compared to $406 thousand for the first nine months ended September 30, 2018.  Servicing fees totaled $135 thousand for the three months ended September 30, 2019 compared to $141 thousand for the three months ended September 30, 2018.  Servicing fees are included in loan service fee income, net in the income statement.  Late fees and ancillary fees related to loan servicing are not material.  Loan service fee income (loss), net, was a loss of $95 thousand for the three months ended September 30, 2019 and $9 thousand for the nine months ended September 30, 2019.  The loss for the three months ended September 30, 2019 was due to recording $114 thousand additional amortization expense to write-down the carrying value of the mortgage servicing right asset due to a decrease in the fair value of the asset.

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

The investment recorded at September 30, 2019 was $4.4 million and $4.4 million at September 30, 2018, respectively, and is included with other assets in the balance sheet.  For the nine months ended ended September 30, 2019 and September 30, 2018, the Company recognized amortization expense of $476 thousand and $468 thousand, respectively, which was included within other noninterest expense on the consolidated statements of income.  For the three months ended September 30, 2019 and September 30, 2018, the Company recognized amortization expense of $159 thousand and $156 thousand, respectively, which was included within other noninterest expense on the consolidated statements of income.

Leases:  The Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), including the adoption of the practical expedients, on January 1, 2019. Lessees are required to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The Company recorded assets and liabilities of $8.4 million, as of September 30, 2019, as a result of recording operating lease contracts where the Company is lessee.  The Company did not restate comparative periods. The operating lease right of use asset and the operating lease liability are included reported on the Company’s balance sheet in the accompanying consolidated statements of financial condition.

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

Common Stock Repurchase Program:  On October 25, 2000, the Company announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 200,000 shares of its outstanding common stock. On November 11, 2002, the Board approved andauthorized the Company’s repurchase of an additional 200,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 200,000 shares. On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares. On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2019, 764,176 shares have been purchased.

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

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.  In 2019, the Financial Accounting Standards Board approved a delay for the implementation of the current expected credit loss standard until January 2023 for certain companies. The delay would apply to smaller reporting companies (as defined by the SEC), non-SEC public companies and private companies.  The delayed implementation date of January 2023 will apply to Kentucky Bancshares and the Company does not intend to early adopt.

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
September 30, 2019
U.S. treasury notes	$2,986	$1	$—	$2,987
U.S. government agencies	22,154	76	(37)	22,193
States and political subdivisions	35,223	887	(37)	36,073
Mortgage-backed - residential	94,876	623	(184)	95,315
Mortgage-backed - commercial	53,606	645	(137)	54,114
Asset-backed	35,974	58	(172)	35,860
Total	$244,819	$2,290	$(567)	$246,542

December 31, 2018
U.S. treasury notes	$4,032	$—	$(57)	$3,975
U.S. government agencies	41,122	515	(459)	41,178
States and political subdivisions	64,196	503	(495)	64,204
Mortgage-backed - residential	150,704	159	(3,614)	147,249
Mortgage-backed - commercial	49,484	—	(921)	48,563
Asset-backed	10,234	56	(90)	10,200
Total	$319,772	$1,233	$(5,636)	$315,369

The amortized cost and fair value of securities as of September 30, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 9.

	Amortized	Fair
	Cost	Value
Due in one year or less	$7,360	$7,355
Due after one year through five years	15,872	15,880
Due after five years through ten years	14,715	14,936
Due after ten years	22,416	23,082
	60,363	61,253
Mortgage-backed - residential	94,876	95,315
Mortgage-backed - commercial	53,606	54,114
Asset-backed	35,974	35,860
Total	$244,819	$246,542

Proceeds from the sale of available for sale securities for the nine months ended September 30, 2019 and September 30, 2018 were $75.1 million and $16.7 million.  Gross gains of $732 thousand and $138 thousand and gross losses of $41 thousand and $146 were realized on those sales, respectively.  The tax provision related to these realized net gains or losses was $145 thousand and $(2) thousand, respectively.

Proceeds from the sale of available for sale securities for the three months ended September 30, 2019 and September 30, 2018 were $45.3 million and $2.0 million.  Gross gains of $578 thousand and $72 thousand and gross losses of $1 thousand and $6 thousand were realized on those sales, respectively.  The tax provision related to these realized net gains or losses was $121 thousand and $(1) thousand, respectively.

Securities with unrealized losses at September 30, 2019 and at December 31, 2018 not recognized in income are as follows:

September 30, 2019

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	3,411	(7)	4,653	(30)	8,064	(37)
States and political subdivisions	2,420	(9)	1,192	(28)	3,612	(37)
Mortgage-backed - residential	10,925	(42)	16,263	(142)	27,188	(184)
Mortgage-backed - commercial	7,683	(25)	11,270	(112)	18,953	(137)
Asset-backed	22,040	(172)	—	—	22,040	(172)
Total temporarily impaired	$46,479	$(255)	$33,378	$(312)	$79,857	$(567)

December 31, 2018

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$—	$—	$3,975	$(57)	$3,975	$(57)
U.S. government agencies	—	—	21,102	(459)	21,102	(459)
States and political subdivisions	8,007	(125)	25,540	(370)	33,547	(495)
Mortgage-backed - residential	19,250	(144)	112,369	(3,470)	131,619	(3,614)
Mortgage-backed - commercial	—	—	45,949	(921)	45,949	(921)
Asset-backed	1,920	(90)	—	—	1,920	(90)
Total temporarily impaired	$29,177	$(359)	$208,935	$(5,277)	$238,112	$(5,636)

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

3.LOANS

Loans at period-end are as follows:

(in thousands)

	9/30/2019	12/31/2018
Commercial	$101,496	$86,149
Real estate construction	30,198	24,254
Real estate mortgage:
1-4 family residential	280,972	252,318
Multi-family residential	46,449	46,403
Non-farm & non-residential	191,676	196,674
Agricultural	58,734	60,049
Consumer	22,547	20,089
Other	195	208
Total	$732,267	$686,144

Activity in the allowance for loan losses for the nine month period and three month period indicated was as follows:

	Nine Months Ended September 30, 2019
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$1,159	$(191)	$14	$(75)	$907
Real estate Construction	414	—	—	103	517
Real estate mortgage:
1-4 family residential	2,605	(149)	15	384	2,855
Multi-family residential	733	—	15	(35)	713
Non-farm & non-residential	1,649	(17)	—	42	1,674
Agricultural	420	—	6	(21)	405
Consumer	410	(272)	27	271	436
Other	58	(648)	514	160	84
Unallocated	679	—	—	(4)	675
	$8,127	$(1,277)	$591	$825	$8,266

	Three Months Ended September 30, 2019
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$962	$—	$4	$(59)	$907
Real estate construction	413	—	—	104	517
Real estate mortgage:
1-4 family residential	2,766	(45)	3	131	2,855
Multi-family residential	743	—	15	(45)	713
Non-farm & non-residential	1,599	—	—	75	1,674
Agricultural	417	—	2	(14)	405
Consumer	392	(132)	10	166	436
Other	104	(208)	166	22	84
Unallocated	680	—	—	(5)	675
	$8,076	$(385)	$200	$375	$8,266

	Nine Months Ended September 30, 2018
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$975	$—	$6	$163	$1,144
Real estate Construction	462	—	—	(42)	420
Real estate mortgage:
1-4 family residential	2,316	(91)	266	125	2,616
Multi-family residential	640	—	9	90	739
Non-farm & non-residential	1,554	—	—	95	1,649
Agricultural	494	—	149	(186)	457
Consumer	582	(166)	37	(33)	420
Other	18	(613)	482	173	60
Unallocated	679	—	—	15	694
	$7,720	$(870)	$949	$400	$8,199

	Three Months Ended September 30, 2018
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$1,183	$—	$—	$(39)	$1,144
Real estate Construction	398	—	—	22	420
Real estate mortgage:
1-4 family residential	2,453	(28)	4	187	2,616
Multi-family residential	737	—	3	(1)	739
Non-farm & non-residential	1,604	—	—	45	1,649
Agricultural	475	—	3	(21)	457
Consumer	582	(73)	15	(104)	420
Other	49	(200)	141	70	60
Unallocated	703	—	—	(9)	694
	$8,184	$(301)	$166	$150	$8,199

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $3.0 million as of September 30, 2019 and $2.8 million at December 31, 2018) in loans by portfolio segment and based on impairment method as September 30, 2019 and December 31, 2018:

	Individually	Collectively
As of September 30, 2019	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$907	$907
Real estate construction	—	517	517
Real estate mortgage:
1-4 family residential	7	2,848	2,855
Multi-family residential	—	713	713
Non-farm & non-residential	—	1,674	1,674
Agricultural	—	405	405
Consumer	—	436	436
Other	—	84	84
Unallocated	—	675	675
	$7	$8,259	$8,266
Loans:
Commercial	$—	$101,496	$101,496
Real estate construction	374	29,824	30,198
Real estate mortgage:
1-4 family residential	1,753	279,219	280,972
Multi-family residential	1,292	45,157	46,449
Non-farm & non-residential	—	191,676	191,676
Agricultural	522	58,212	58,734
Consumer	—	22,547	22,547
Other	—	195	195
Total	$3,941	$728,326	$732,267

	Individually	Collectively
As of December 31, 2018	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$191	$968	$1,159
Real estate construction	—	414	414
Real estate mortgage:
1-4 family residential	10	2,595	2,605
Multi-family residential	—	733	733
Non-farm & non-residential	—	1,649	1,649
Agricultural	—	420	420
Consumer	—	410	410
Other	—	58	58
Unallocated	—	679	679
	$201	$7,926	$8,127
Loans:
Commercial	$191	$85,958	$86,149
Real estate construction	374	23,880	24,254
Real estate mortgage:
1-4 family residential	1,003	251,315	252,318
Multi-family residential	1,973	44,430	46,403
Non-farm & non-residential	227	196,447	196,674
Agricultural	1,164	58,885	60,049
Consumer	—	20,089	20,089
Other	—	208	208
Total	$4,932	$681,212	$686,144

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2019 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction	$374	$374	$-	$374	$-	$-
Real estate mortgage:
1-4 family residential	760	760	-	380	21	21
Multi-family residential	1,292	1,292	-	1,632	54	54
Non-farm and non-residential	-	-		114	5	5
Agricultural	522	522	-	843	14	14

With an allowance recorded:
Real estate mortgage:
1-4 family residential	993	993	7	998	11	11
Total	$3,941	$3,941	$7	$4,341	$105	$105

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the nine months ended September 30, 2018:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate construction	$94	$3	$3
Real estate mortgage:
1-4 family residential	62	4	4
Multi-family residential	523	37	37
Non-farm and non-residential	1,061	8	8
Agricultural	312	11	11

With an allowance recorded:
Commercial	128	18	18
Real estate mortgage:
1-4 family residential	543	5	5
Total	$2,723	$86	$86

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

The following tables present loans individually evaluated for impairment by class of loans for the three months ended September 30, 2019 and September 30, 2018:

	Three Months Ending September 30, 2019
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	441	14	14
Multi-family residential	1,463	—	—
Non-farm and non-residential	57	—	—
Agricultural	684	4	4

With an allowance recorded:
Real estate mortgage:
1-4 family residential	997	1	1
Total	$4,015	$19	$19

	Three Months Ending September 30, 2018
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction	$374	$-	$-
Real estate mortgage:
1-4 family residential	78	1	1
Multi-family residential	691	13	13
Non-farm and non-residential	231	2	2
Agricultural	278	3	3

With an allowance recorded:
Commercial	257	-	-
Real estate mortgage:
1-4 family residential	138	2	2
Total	$2,047	$21	$21

The following tables present the recorded investment in nonaccrual, loans past due over 89 days still on accrual and accruing troubled debt restructurings by class of loans as of September 30, 2019 and December 31, 2018:

		Loans Past Due
		Over 89 Days
As of September 30, 2019		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$—	$70	$—
Real estate construction	374	—
Real estate mortgage:
1-4 family residential	873	869	—
Multi-family residential	—	1,292
Non-farm & non-residential	—	—	—
Agricultural	200	—	—
Consumer	66	28	—
Total	$1,513	$2,259	$—

		Loans Past Due
		Over 89 Days
As of December 31, 2018		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$191	$—	$—
Real estate construction	—	374	—
Real estate mortgage:
1-4 family residential	525	784	—
Non-farm & non-residential	156	14	—
Agricultural	252	—	—
Consumer	17	10	—
Total	$1,141	$1,182	$—

Nonaccrual loans secured by real estate make up 95.6% of the total nonaccrual loan balances at September 30, 2019.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as September 30, 2019 and December 31, 2018 by class of loans:

	30–59	60–89	Greater than		Total
As of September 30, 2019	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$280	$560	$70	$—	$910	$100,586
Real estate construction	201	—	—	374	575	29,623
Real estate mortgage:
1-4 family residential	1,195	199	869	873	3,136	277,836
Multi-family residential	—	—	1,292	—	1,292	45,157
Non-farm & non-residential	132	—	—	—	132	191,544
Agricultural	306	5	—	200	511	58,223
Consumer	140	70	28	66	304	22,243
Other	—	—	—	—	—	195
Total	$2,254	$834	$2,259	$1,513	$6,860	$725,407

	30–59	60–89	Greater than		Total
As of December 31, 2018	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$10	$24	$—	$191	$225	$85,924
Real estate construction	309	—	374	—	683	23,571
Real estate mortgage:
1-4 family residential	2,158	563	784	525	4,030	248,288
Multi-family residential	951	—	—	—	951	45,452
Non-farm & non-residential	68	84	14	156	322	196,352
Agricultural	502	15	—	252	769	59,280
Consumer	119	15	10	17	161	19,928
Other	—	—	—	—	—	208
Total	$4,117	$701	$1,182	$1,141	$7,141	$679,003

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

The Company had no loans classified as troubled debt restructurings as of September 30, 2019 or December 31, 2018.

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

As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of September 30, 2019		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$99,990	$1,488	$18	$—
Real estate construction	28,719	1,084	395	—
Real estate mortgage:
1-4 family residential	272,319	2,320	6,333	—
Multi-family residential	42,301	2,856	1,292	—
Non-farm & non-residential	185,261	6,275	140	—
Agricultural	52,539	5,273	922	—
Total	$681,129	$19,296	$9,100	$—

As of December 31, 2018		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$84,911	$994	$53	$191
Real estate construction	23,857	—	397	—
Real estate mortgage:
1-4 family residential	244,382	2,685	5,201	50
Multi-family residential	43,248	1,182	1,973	—
Non-farm & non-residential	188,186	7,967	503	18
Agricultural	54,654	3,715	1,680	—
Total	$639,238	$16,543	$9,807	$259

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 89 days past due or on non-accrual status, and total $94 thousand at September 30, 2019 and $27 thousand at December 31, 2018.

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

The factors used in the earnings per share computation follow:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$9,664	$9,494
Weighted average common shares outstanding	5,930	5,956
Basic and diluted earnings per share	$1.62	$1.59

	Three Months Ended
	September 30,
	2019	2018
	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$3,616	$3,278
Weighted average common shares outstanding	5,901	5,924
Basic and diluted earnings per share	$0.61	$0.55

Restricted stock grants were excluded in shares outstanding for purposes of computing basic and diluted earnings per share for the both the nine months ended September 30, 2019 and September 30, 2018.

5.STOCK COMPENSATION

We have three stock based compensation plans as described below.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 100,000. There were no shares issued during 2019 or 2018.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were 64 shares forfeited during the nine months ended September 30, 2019 and 178 shares were forfeited during the nine months ended September 30, 2018.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2019	5,924	$77,404	$13.07
Vested	(4,254)	(54,566)	12.83
Forfeited	(64)	(876)	13.69
Nonvested at September 30, 2019	1,606	$21,962	$13.67

As of September 30, 2019, unrecognized compensation cost related to nonvested shares granted under the 2005 Restricted Stock Grant Plan will be recognized over a weighted-average period of 0.25 years.  Further, as of September 30, 2019, no additional shares are available for issuance under the 2005 Restricted Stock Grant Plan.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 300,000.  There were 23,380 shares issued during the nine months ended September 30, 2019 and 11,440 shares were issued during the nine months ended September 30, 2018. There were 1,090 shares forfeited during the nine months ended September 30, 2019 and 816 shares were forfeited during the nine months ended September 30, 2018.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2019	25,778	$482,213	$18.71
Granted	23,380	549,430	23.50
Vested	(9,242)	(175,749)	19.02
Forfeited	(1,090)	(22,942)	21.05
Nonvested at September 30, 2019	38,826	$832,953	$21.45

As of September 30, 2019, unrecognized compensation cost related to nonvested shares granted under the 2009 Restricted Stock Grant Plan will be recognized over a weighted-average period of 3.5 years.  As of September 30, 2019, 230,732 shares are available for issuance.

2019 Stock Award Plan

On May 21, 2019, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 300,000.  There have been no shares issued from the 2019 Stock Award Plan as of September 30, 2019.

6.REPURCHASE AGREEMENTS

Repurchase agreements totaled $6.0 million as of September 30, 2019. Of this, $4.0 million of balances were overnight obligations and $2.0 million of balances had terms extending through May 2021 with a weighted remaining average life of 1.1 years. The Company pledged U.S. government agency securities with a total carrying amount of $12.0 million to secure repurchase agreements as of September 30, 2019.

7.OTHER BORROWINGS

On July 20, 2015, the Company borrowed $5.0 million which had an outstanding balance of $2.0 million as of September 30, 2019. The term loan has a fixed interest rate of 5.02%, requires quarterly principal and interest payments, matures July 20, 2025 and is collateralized by Kentucky Bank stock.  The maturity schedule for the term loan as of September 30, 2019 is as follows (in thousands):

2019	$131
2020	539
2021	567
2022	596
Thereafter	163
$1,996

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

Net adjustments totaled $(194) thousand the first nine months of 2019 and $201 for the first nine months of 2018 and resulted in a Level 3 classification of the inputs for determining fair value. Net adjustments totaled $(1) thousand for the three months ended September 30, 2019 and $(9) for the three months ended September 30, 2018 and resulted in a Level 3 classification of the inputs for determining fair value.

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

Assets and Liabilities Measured on a Recurring Basis:

Available for sale investment securities, derivatives and other financial instrument assets and equity securities included in other assets are the Company’s only balance sheet items that meet the disclosure requirements for instruments measured at fair value on a recurring basis.  Disclosures are as follows in the tables below.

Fair Value Measurements at September 30, 2019 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
U.S. treasury notes	$2,987	$—	$2,987	$—
U. S. government agencies	22,193	—	22,193	—
States and political subdivisions	36,073	—	36,073	—
Mortgage-backed - residential	95,315	—	95,315	—
Mortgage-backed-commercial	54,114	—	54,114	—
Asset-backed	35,860	—	35,860	—
Derivatives and financial instrument assets	290	—	290	—
Other Assets	293	293	—	—
Total	$247,125	$293	$246,832	$—

Financial Liabilities
Derivatives and financial instrument liabilities	$287	$—	$287	$—

Fair Value Measurements at December 31, 2018 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$3,975	$—	$3,975	$—
U. S. government agencies	41,178	—	41,178	—
States and political subdivisions	64,204	—	64,204	—
Mortgage-backed - residential	147,249	—	147,249	—
Mortgage-backed - commercial	48,563	—	48,563	—
Asset-backed	10,200	—	10,200	—
Other Assets	284	284	—	—
Total	$315,653	$284	$315,369	$—

There were no transfers between level 1 and level 2 during 2019 or 2018.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2019 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
1-4 family residential	$993	$—	$—	$993
Other real estate owned, net:
Commercial	246	—	—	246
Agricultural	233	—	—	233
Mortgage servicing rights	902	—	—	902

	Fair Value Measurements at December 31, 2018 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$993	$—	$—	$993
Other real estate owned, net:
Commercial	246	—		246
Mortgage servicing rights	430	—	—	430

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $993 thousand, which includes a valuation allowance of $7 thousand as of September 30, 2019.  Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $993 thousand, with a valuation allowance of $201 thousand at December 31, 2018.

No additional loans were impaired at September 30, 2019 when compared to December 31, 2018 and resulted in no additional provision for loan loss expense for the nine months and three months ended September 30, 2019.

Four additional loans were impaired at September 30, 2018 when compared to December 31, 2017 and resulted in additional provision for loan loss expense of $201 thousand for the nine months ended September 30, 2018 and $0 for the three months ended September 30, 2018.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $479 thousand, which is made up of the outstanding balance of $924 thousand, net of a valuation allowance of $445 thousand as of September 30, 2019. Other real estate owned which was measured at fair value less costs to sell, had a net carrying amount of $246 thousand, which was made up of the outstanding balance of $653 thousand, net of a valuation allowance of $407 thousand at December 31, 2018.   The Company recorded $38 thousand in write-downs of other real estate owned properties for the nine months ended September 30, 2019 and $0 for the nine months ended September 30, 2018.  The Company recorded no write-downs of other real estate owned properties for the three months ended September 30, 2019 and September 30, 2018.

Impaired mortgage servicing rights are carried at the lower of cost or fair value.  At September 30, 2019, impaired mortgage servicing rights totaled $1.1 million, less a valuation allowance of $194 thousand, resulting in a carrying value of $902 thousand.  At December 31, 2018, impaired mortgage servicing rights totaled $469 thousand, less a valuation allowance of $39 thousand, resulting in a carrying value of $430 thousand.  For the nine months ended September 30, 2019, the Company recorded net writedowns of $155 thousand.  For the nine months ended September 30, 2018, the Company recorded net recoveries of prior write-downs of $56 thousand.  For the three months ended September 30, 2019, the Company recorded net write-downs of $114 thousand compared to net write-downs of $0 for the three months ended September 2018.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018:

				Range
September 30, 2019	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$993	sales comparison	adjustment for differences between the comparable sales	(30)% - 10%	(21)%
Other real estate owned:
Commercial	246	income approach	capitalization rate	10% - 10%	(10)%
Agricultural	233	sales comparison	adjustment for differences between the comparable sales	(29)% - 41%	(13)%
Mortgage servicing rights	902	discounted cash flow	constant prepayment rates	(8)% - (23)%	(13)%

				Range
December 31, 2018	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$993	sales comparison	adjustment for differences between the comparable sales	(21)% - 7%	(7)%
Other real estate owned:
Commercial	246	income approach	capitalization rate	10% - 10%	(10)%
Mortgage servicing rights	430	discounted cash flow	constant prepayment rates	7% - 25%	(9)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, as of September 30, 2019 and December 31, 2018 are as follows:

September 30, 2019

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,290	$25,290	$—	$—	$25,290
Interest bearing time deposits	2,375	2,375	—	—	2,375
Securities available for sale	246,542	—	246,542	—	246,542
Loans held for sale	5,232	—	5,289	—	5,289
Net Loans	724,001	—	—	719,487	719,487
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,028	—	979	3,049	4,028
Derivative and financial instruments	290	—	290	—	290
Other assets	293	293	—	—	293

Financial liabilities
Total deposits	$829,201	$603,289	$225,311	$—	$828,600
Repurchase agreements	6,037	—	6,037	—	6,037
Short-term Federal Home Loan Bank advances	5,000	—	5,000	—	5,000
Long-term Federal Home Loan Bank advances	95,677	—	96,163	—	96,163
Note payable	1,996		2,092		2,135
Subordinated debentures	7,217	—	—	7,215	7,215
Interest payable	1,028	—	1,014	14	1,028
Derivative and financial instruments	287	—	287	—	287

December 31, 2018

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$26,101	$26,101	$—	$—	$26,101
Interest bearing time deposits	2,175	2,175	—	—	2,175
Securities available for sale	315,369	—	315,369	—	315,369
Loans held for sale	1,203	—	1,224	—	1,224
Net Loans	678,017	—	—	666,942	666,942
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,150	—	1,346	2,804	4,150

Financial liabilities
Total deposits	$850,442	$620,885	$226,734	$—	$847,619
Repurchase agreements	8,077	—	8,009	—	8,009
Short-term Federal Home Loan Bank advances	11,600	—	11,592	—	11,592
Long-term Federal Home Loan Bank advances	88,852	—	84,983	—	84,983
Note payable	2,718	—	2,841	—	2,841
Subordinated debentures	7,217	—	—	7,213	7,213
Interest payable	893	—	877	16	893

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

Loans - Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar credit quality and financial characteristics including the type of loan, interest terms and repayment history. The Company calculates a fair value by using a net present value of scheduled cash flows methodology incorporating estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of market rates for similarly offered products, market interest rate projections, credit spreads and prepayment assumptions. In accordance with ASU 2016-01, the fair value of loans as of September 30, 2019 and December 31, 2018 are based on the notion of exit price.

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

9.LEASES

On January 1, 2019, the Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842).” Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer 12 months.  As of the adoption date, the Company was obligated under six operating leases.  In the second quarter of 2019, the Company entered into one new operating lease for land in Lexington, KY which will be used to construct a new branch building on.  As of September 30, 2019, the Company is obligated under seven operating leases, three of which are for building leases and four of which are for land leases, with terms extending through 2078. The Company's lease agreements include options to renew at the Company's discretion. The extensions are reasonably certain to be exercised with the exception of one lease agreement which expires in 2020 and is for additional office space.  As of September 30, 2019, we do not intend to exercise the option to renew this lease and assumptions used in estimating our operating lease right of use asset and operating lease liability were updated accordingly.  In prior quarterly filings during 2019, we did assume we would renew the lease.  The change in assumptions had minimal impact on the recorded lease estimates recorded on the Company’s balance sheet.  The lease agreements with options that we are reasonably certain will be exercised were considered in the calculation of the ROU asset and lease liability.

	Statement of
	Financial Condition
	Location	September 30, 2019
		(in thousands)
Operating Lease Right of Use Asset:
Gross Carrying Amount		$8,939
Accumulated Amortization		(529)
Net Book Value	Operating lease right of use asset	$8,410

Operating Lease Liabilities
Right of use lease obligations	Operating lease liability	$8,513

As of September 30, 2019, the weighted-average remaining lease term for operating leases was 35.8 years and the weighted- average discount rate used in the measurement of operating lease liabilities was 4.14%. The Company utilized the FHLB fixed rate advance rate as of December 31, 2018 for the term most closely aligning with the remaining lease term for lease obligations in existence as of December 31, 2018.  The Company utilized the FHLB fixed rate advance rate as of April 30, 2019 as a basis for determing the discount rate for one contract which was entered into during April 2019.

Nine Months Ended
September 30, 2019
(in thousands)
Lease Cost:
Operating lease cost	$529
Total lease cost	$529

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$250

Three Months Ended
September 30, 2019
(in thousands)
Lease Cost:
Operating lease cost	$282
Total lease cost	$282

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$98

Maturity analysis of liabilities under operating leases with terms longer than 12 months, are as follows at September 30, 2019:

As of September 30, 2019
(in thousands)
Twelve months ended September 30,
2020	$542
2021	521
2022	521
2023	535
2024	530
Thereafter	18,856
Total undiscounted lease payments	$21,505
Amounts representing interest	(12,992)
Lease liability	$8,513

10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended		Nine Months Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Service charges	$1,400	$1,375	$3,991	$3,989
Trust department income	361	332	1,036	967
Brokerage income	110	192	381	542
Debit card interchange income	894	815	2,587	2,415
Total	$2,765	$2,714	$7,995	$7,913

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

11.  DERIVATIVES AND FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, the Company uses derivative instruments, including interest rate swaps.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.  The notional amount of these derivative instruments was $11.7 million at September 30, 2019 and $0 at December 31, 2018.  These derivative financial instruments at September 30, 2019 consisted of $11.7 million notional amount of receive-variable, pay-fixed interest rate swaps on certain mortgage loans. These hedges were entered into to manage interest rate risk.  Derivative instruments are recognized in other assets and other liabilities on the balance sheet at their fair value and are not reported on a net basis.  Changes to the fair value are recognized in loan interest income on the statement of income.

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

Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At September 30, 2019, the notional amount of the interest rate lock commitments was $9.4 million and  at December 31, 2018, the notional amount of the interest rate lock commitments was $4.6 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

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

The direct impact to earnings for the nine months and three months ended September 30, 2019 was immaterial.

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

Summary

The Company recorded net income of $9.7 million, or $1.62 basic earnings and diluted earnings per share for the first nine months ended September 30, 2019 compared to $9.5 million or $1.59 basic earnings and diluted earnings per share for the nine month period ended September 30, 2018. The first nine months net earnings reflect an increase of $170 thousand, or 1.8%, compared to the same time period in 2018. The increase in net earnings is mostly attributed to an increase of $539 thousand, or 2.0%, in net interest income, an increase of $404 thousand, or 4.0%, in non-interest income, an increase of $733 thousand, or 2.9%, in non-interest expense, and an increase of $425 thousand, or 106.3%, for the provision for loan losses. The increase in non-interest income is mostly attributed to gains on sale of securities.

The earnings for the three months ended September 30, 2019 were $3.6 million or $0.61 basic and diluted earnings per share compared to $3.3 million or $0.55 basic and diluted earnings per share for the three month period ended September 30, 2018. The earnings for the three month period in 2019 reflect an increase of 10.3% compared to the same time period in 2018.

For the nine months ended September 30, 2019 and compared to the nine months ended September 30, 2018, service charges increased $2 thousand, gain on the sale of loans decreased $222 thousand, and debit card interchange income increased $172 thousand. Salaries and benefits expense increased $298 thousand, legal and professional fees increased $83 thousand, debit card expenses increased $187 thousand and repossession expenses increased $21 thousand.

For the three months ended September 30, 2019 and compared to the three months ended September 30, 2018, service charges increased $25 thousand, debit card interchange income increased $79 thousand, and gains on the sale of loans increased $69 thousand. For the three months ended September 30, 2019 and compared to the three months ended September 30, 2018, salaries and benefits expense increased $135 thousand, data processing expense increased $138 thousand, debit card expense decreased $6 thousand and other expenses increased $20 thousand. For the same three month comparison, repossession expense decreased $4 thousand and occupancy expense increased $60 thousand.

Return on average assets was 1.19% for the nine months ended September 30, 2019 and 1.21% for the nine months ended September 30, 2018. Return on average assets was 1.34% for the three months ended September 30, 2019 and 1.25% for the three months ended September 30, 2018. Return on average equity was 11.42% for the nine month period ended September 30, 2019 and 12.67% for the nine month period ended September 30, 2018. Return on average equity was 12.44% for the three month period ended September 30, 2019 and 12.95% for the three month period ended September 30, 2018.

Securities available for sale decreased $68.8 million from $315.4 million at December 31, 2018 to $246.5 million at

September 30, 2019.

Gross Loans increased $46.1 million from $686.1 million on December 31, 2018 to $732.3 million at September 30, 2019. The overall increase in loan balances from December 31, 2018 to September 30, 2019 is comprised of the following: an increase of $28.7 million in 1-4 family residential loans, an increase of $15.3 million in commercial loans, an increase of $46 thousand in multi-family residential loans, a decrease of $1.3 million in agricultural loans, a decrease of $5.0 million in non-farm and non-residential loans, an increase of $2.5 million in consumer loans and an increase of $5.9 million in real-estate construction loans. Other loan balances decreased $13 thousand from December 31, 2018 to September 30, 2019.

Total deposits decreased from $850.4 million on December 31, 2018 to $829.2 million on September 30, 2019, a decrease of $21.2 million. Non-interest bearing demand deposit accounts increased $10.0 million from December 31, 2018 to September 30, 2019 while time deposits $250 thousand and over decreased $23.5 million and other interest bearing deposit accounts decreased $7.7 million from December 31, 2018 to September 30, 2019.

Public fund account balances decreased $102.7 million from December 31, 2018 to September 30, 2019. Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank increased $225 thousand from December 31, 2018 to September 30, 2019. Long-term borrowings increased $6.8 million while short-term borrowings decreased $6.6 million during the nine month period. Repurchase agreements decreased $2.0 million and the note payable decreased $722 thousand.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $27.3 million for the nine months ended September 30, 2019 compared to $26.8 million for the nine months ended September 30, 2018, an increase of 2.0%. Net interest income was $9.3 million for the three months ended September 30, 2019 compared to $8.9 million for the three months ended September 30, 2018, an increase of 4.1%.

The tax equivalent net interest margin was 3.69% for the first nine months of 2019 compared to 3.68% for the first nine months of 2018. For the first nine months in 2019, the tax equivalent yield on interest earning assets increased from 4.32% in 2018 to 4.58% in 2019. The yield on loans, excluding tax equivalent adjustments, increased thirty-eight basis points for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 from 4.93% to 5.31%. The yield on securities, excluding tax equivalent adjustments, increased nineteen basis points during the first nine months of 2019 compared to 2018 from 2.54% in 2018 to 2.73% in 2019. The cost of interest bearing liabilities was 1.25% for the first nine months in 2019 compared to 0.89% in 2018.

Year to date average loans, excluding overdrafts, increased $27.4 million, or 4.1% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Loan interest income increased $2.3 million during the first nine months of 2019 compared to the first nine months of 2018. Year to date average total deposits increased from September 30, 2018 to September 30, 2019 by $25.1 million or 3.1%. Year to date average interest bearing deposits increased $15.5 million, or 2.6%, from September 30, 2018 to September 30, 2019. Deposit interest expense increased $1.8 million for the first nine months of 2019 compared to the same period in 2018. Year to date average borrowings, including repurchase agreements, decreased $3.7 million, or 3.0%, from September 30, 2018 to September 30, 2019. Interest expense on borrowed funds, including repurchase agreements, increased $195 thousand for the first nine months of 2019 compared to the same period in 2018.

The volume rate analysis for the nine months ended September 30, 2019 indicates that $1.1 million of the increase in loan interest income is attributable to an increase in loan volume and $729 thousand of the decrease in securities interest income is attributable to a decrease in the volume of our security portfolio. Much of the increase in loan income is attributed to variable rate loans repricing at higher rates. The increase in loan rates caused an increase of $1.3 million in interest income and an increase in rates in our security portfolio contributed to an increase of $763 thousand in securities interest income. The net effect to interest income was an increase of $2.5 million for the first nine months of 2019 compared to the same time period in 2018.

Also based on the following volume rate analysis for the nine months ended September 30, 2019, an increase in demand deposit interest rates resulted in $831 thousand additional interest expense, interest rates paid for savings deposits remained flat, and increases in interest rates paid for time deposits resulted in an addition of $868 thousand in interest expense.

The change in volume in deposits and borrowings was responsible for a $42 thousand decrease in interest expense, of which an increase in demand deposits resulted in an increase of $4 thousand in interest expense, an increase in time deposits resulted in an increase of $102 thousand in interest expense, a decrease in repurchase agreements resulted in a decrease of $187 thousand in interest expense, and an increase in other borrowings resulted in an increase of $39 thousand in interest expense. The net effect to interest expense was an increase of $2.0 million. As a result, the increase in net interest income for the first nine months in 2019 is mostly attributed to increasing rates in the loan and securities portfolios along with loan growth.

The volume rate analysis for the three months ended September 30, 2019 indicates that the $368 thousand increase in net interest income is attributable to an increase of $93 thousand due to change in growth in the Company’s balance sheet and an increase of $275 thousand is a result of changes in rates.

Changes in Interest Income and Expense

	Nine Months Ended
	2019 vs. 2018
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$1,062	$1,266	$2,328
Investment Securities	(729)	763	34
Other	(35)	213	178
Total Interest Income	298	2,242	2,540
INTEREST EXPENSE
Deposits
Demand	4	831	835
Savings	—	1	1
Negotiable Certificates of Deposit and Other Time Deposits	102	868	970
Securities sold under agreements to repurchase and other borrowings	(262)	196	(66)
Federal Home Loan
Bank advances	39	222	261
Total Interest Expense	(117)	2,118	2,001
Net Interest Income	$415	$124	$539

	Three Months Ended
	2019 vs. 2018
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$181	$665	$846
Investment Securities	(429)	327	(102)
Other	52	(25)	27
Total Interest Income	(196)	967	771
INTEREST EXPENSE
Deposits
Demand	(10)	98	88
Savings	—	1	1
Negotiable Certificates of Deposit and Other Time Deposits	42	277	319
Securities sold under agreements to repurchase and other borrowings	(108)	56	(52)
Federal Home Loan
Bank advances	—	47	47
Total Interest Expense	(76)	479	403
Net Interest Income	$(120)	$488	$368

Non-Interest Income

Non-interest income increased $404 thousand for the nine months ended September 30, 2019, compared to the same period in 2018, to $10.4 million. Non-interest income increased $543 thousand for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, to $4.1 million.

Favorable variances to non-interest income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 include an increase of $69 thousand in trust department income, an increase of $699 thousand in gains on the sale of securities, an increase of $172 thousand in debit card interchange income, and an increase of $95 thousand in the cash surrender value of bank-owned life insurance.

Decreases to non-interest income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 include a $203 thousand decrease in loan servicing fees, a decrease of $222 thousand in gain on sale of loans, a decrease of $161 thousand in brokerage income, and a decrease of $56 thousand in other income.

The gain on the sale of loans decreased from $1.3 million during the first nine months of 2018 to $1.1 million during the first nine months of 2019, a decrease of $222 thousand. For the three months ended September 30, the gain on the sale of loans increased from $472 thousand in 2018 to $541 thousand in 2019.

The volume of loans originated to sell during the first nine months of 2019 increased $4.8 million compared to the same time period in 2018. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans. Loan service fee income, net of amortization and impairment expense, was $9 thousand for the nine months ended September 30, 2019 compared to $212 thousand for the nine months ended September 30, 2018, a decrease of $203 thousand. During the first nine months of 2019, the market value adjustment to the carrying value of the mortgage servicing right was a net write-down of $155 thousand, as the fair value of this asset decreased.  During the three months ended September 30, 2019, the Company recorded a net write-down of $114 thousand to the mortgage servicing right asset which resulted in loan service fee income (loss), net to be a loss for the quarter.  During the nine months ended September 30, 2018, the market value adjustment to the carrying value of the mortgage servicing right asset was a net recovery of $56 thousand as the fair value of the mortgage servicing asset increased.

Non-Interest Expense

Total non-interest expense increased $733 thousand, or 2.9%, for the nine month period ended September 30, 2019 compared to the same period in 2018. Total non-interest expense increased $179 thousand for the three month period ended September 30, 2019 compared to the three months ended September 30, 2018. Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense. Our most recent expansion efforts involve constructing two new branch locations in Lexington, KY. Both locations are expected to open in 2020.

For the comparable nine month periods, salaries and employees benefits expense increased $298 thousand, an increase of 2.1%. The number of full-time employee equivalent employees increased from 226 at September 30, 2018 to 234 at September 30, 2019, an increase of eight full-time employee equivalent employees. For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, salaries and employee benefits expense increased $135 thousand, or 2.8%.

Occupancy expense increased $34 thousand to $3.1 million for the first nine months of 2019 compared to the same time period in 2018. Occupancy expense was $1.0 million for the three months ended September 30, 2019 compared to $955 thousand for the three months ended September 30, 2018.

Debit card expenses increased $187 thousand for the nine months ended September 30, 2019 compared to the first nine months of 2018 and decreased $6 thousand for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The year to date increase in debit card expense is attributed to an increase in debit card interchange activity which also resulted in increases in debit card interchange income as shown on the income statement.

Data processing expenses increased $421 thousand for the nine months ended September 30, 2019 compared to the first nine months of 2018 and increased $138 thousand for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in data processing expense is due to additional services obtained from vendors.

Repossession expense increased $21 thousand for the first nine months ended September 30, 2019 compared to the same time period in 2018 and decreased $4 thousand for the three month period ended September 30, 2019 compared to the three months ended September 30, 2018. Repossession expenses are reported net of rental income earned on repossessed properties.

Income Taxes

The effective tax rate for the nine months ended September 30, 2019 was 8.9% compared to 12.3% in 2018. The effective tax rate for the three months ended September 30, 2019 was 15.2% compared to 12.8% in 2018. The effective tax rate is lower in 2019 in comparison to 2018 mostly due to the Company recording a deferred tax asset of $390 thousand. These effective tax rates are less than the statutory rate as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company. The Company also has a captive insurance subsidiary which contributes to reducing taxable income.

Income tax expense decreased $385 thousand for the nine months ended September 30, 2019 compared to the first nine months in 2018. Tax-exempt interest income decreased $547 thousand for the first nine months of 2019 compared to the first nine months of 2018. Further, for the first nine months of 2019, the Company had tax credits totaling $415 thousand for investments made in low income housing projects compared to similar tax credits of $416 for the first nine months of 2018.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky. In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position. For the nine months ended September 30, 2019, the Company averaged $39.1 million in tax free securities and $40.7 million in tax free loans. As of September 30, 2019, the weighted average remaining maturity for the tax free securities is 44 months, while the weighted average remaining maturity for the tax free loans is 139 months.  For the year ended December 31, 2018, the Company averaged $60.1 million in tax free securities, and $38.2 million in tax free loans. As of December 31, 2018, the weighted average remaining maturity for the tax free securities was 115 months, while the weighted average remaining maturity for the tax free loans was 149 months.

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

On April 9, 2019, Governor Bevin signed House Bill 458 into law which, among other things, allows a taxpayer to utilize certain net operating loss (“NOL”) carryforwards to offset other members in the combined filing group starting in 2021. As a result of this tax law change, we recorded a deferred tax asset of $380 thousand in the second quarter of 2019, with an additional $10 thousand adjustment in the third quarter for these NOL’s.

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

Cash and cash equivalents were $25.3 million as of September 30, 2019 compared to $26.1 million at December 31, 2018. The decrease in cash and cash equivalents is attributed to a decrease of $772 thousand in cash and due from banks.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $246.5 million at September 30, 2019 compared to $315.4 million at December 31, 2018. The decrease of $68.8 million, from December 31, 2018 to September 30, 2019 in our available for sale security portfolio had minimal impact on available liquidity. The securities available for sale are available to meet liquidity needs on a continuing basis. However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first nine months of 2019, deposits decreased $21.2 million compared to December 31, 2018. The Company’s borrowed funds from the Federal Home Loan Bank increased $225 thousand from December 31, 2018 to September 30, 2019, federal funds purchased remained at zero, and total repurchase agreements decreased $2.0 million from December 31, 2018 to September 30, 2019.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used. We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long-term fixed rate residential mortgage loans. As of September 30, 2019, we have sufficient collateral to borrow an additional $81.6 million from the Federal Home Loan Bank.

In addition, as of September 30, 2019, $48 million is available in overnight borrowing through various correspondent banks and the Company has access to an additional $209 million in brokered deposits. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.

Capital Requirements

In August 2018, the Federal Reserve Board issued an interim final ruling that holding companies with assets less than $3 billion are not subject to minimum capital requirements. As a result, only Bank capital data and capital ratios are presented as of September 30, 2019 and December 31, 2018.

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for US banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule and was fully phased in on January 1, 2019. Under the Basell III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% for 2019. The capital conservation buffer for 2019 is 2.50% and was 1.875% for 2018. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Management believes as of September 30, 2019, the Bank meets all capital adequacy requirements to which it is subject. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

At September 30, 2019 and at December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented in the following table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2019
Bank Only
Total Capital (to Risk-Weighted Assets)	$109,694	14.4%	$60,927	8.0%	$76,159	10.0%
Tier I Capital (to Risk-Weighted Assets)	101,353	13.3	45,696	6.0	60,927	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	101,353	13.3	34,272	4.5	49,503	6.5
Tier I Capital (to Average Assets)	101,353	9.5	42,862	4.0	53,578	5.0

December 31, 2018
Bank Only
Total Capital (to Risk-Weighted Assets)	$105,345	14.7%	$57,496	8.0%	$71,870	10.0%
Tier I Capital (to Risk-Weighted Assets)	97,143	13.5	43,122	6.0	57,496	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	97,143	13.5	32,341	4.5	46,715	6.5
Tier I Capital (to Average Assets)	97,143	9.2	42,348	4.0	53,047	5.0

Non-Performing Assets

As of September 30, 2019, our non-performing assets, including other real estate, totaled $4.7 million or 0.43% of assets compared to $3.2 million or 0.29% of assets at December 31, 2018. The Company experienced an increase of $372 thousand in non-accrual loans from December 31, 2018 to September 30, 2019. As of September 30, 2019, non-accrual loans include $200 thousand in loans secured by farmland, $873 thousand in loans secured by 1-4 family properties, $374 thousand in loans secured by real estate construction and $66 thousand in consumer loans.

Loans secured by real estate composed 95.7% of the non-performing, non-accrual loans as of September 30, 2019 and 90.6% as of December 31, 2018. Forgone interest income on non-accrual loans totaled $55 thousand for the first nine months of 2019 compared to forgone interest of $73 thousand for the same time period in 2018. Accruing loans that are contractually 90 days or more past due as of September 30, 2019 totaled $2.3 million compared to $1.2 million at December 31, 2018, an increase of $1.1 million.

Total nonperforming and restructured loans increased $1.4 million from December 31, 2018 to September 30, 2019. The ratio of nonperforming and restructured loans as a percentage of loans increased eighteen basis points to 0.52% from December 31, 2018 to September 30, 2019.

In addition, the amount the Company has recorded as other real estate owned increased $95 thousand from December 31, 2018 to September 30, 2019. As of September 30, 2019, the amount recorded as other real estate owned totaled $925 thousand compared to $830 thousand at December 31, 2018. A write-down of $38 thousand was recorded during the first quarter of 2019. The allowance as a percentage of non-performing and restructured loans and other real estate owned decreased from 258% at December 31, 2018 to 176% at September 30, 2019.

Nonperforming and Restructured Assets

	9/30/2019	12/31/2018
	(in thousands)
Non-accrual Loans	$1,513	$1,141
Accruing Loans which are Contractually past due over 89 days	2,259	1,182
Accruing Troubled Debt Restructurings	—	—
Total Nonperforming and Restructured Loans	3,772	2,323
Other Real Estate	925	830
Total Nonperforming and Restructured Loans and Other Real Estate	$4,697	$3,153
Nonperforming and Restructured Loans as a Percentage of Loans	0.52%	0.34%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.43%	0.29%
Allowance as a Percentage of Period-end Loans	1.13%	1.18%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	176%	258%

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

Provision for Loan Losses

The loan loss provision for the first nine months of 2019 was $825 thousand compared to $400 thousand for the first nine months of 2018. The loan loss provision for the three months ended September 30, 2019 was $375 thousand compared to $150 thousand for the three months ended September 30, 2018. The increase in the total loan loss provision during the first nine months of 2019 compared to the same time period in 2018 is attributed to growth in the Company’s loan portfolio, along with the Company recording net recoveries of prior charge-offs of $79 thousand during the nine months ended September 30, 2018. The allowance for loan losses as a percentage of loans was 1.13% at September 30, 2019 compared to 1.20% at September 30, 2018.

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

Nonperforming loans and restructured loans increased $1.4 million from December 31, 2018 to $3.8 million at September 30, 2019. The Company recorded net charge-offs of $686 thousand for the nine months ended September 30, 2019 compared to net recoveries of $79 thousand for the nine months ended September 30, 2018. During the first quarter of 2019, a single note balance of $191 thousand was charged-off. The note had a specific reserve of $191 thousand at December 31, 2018; thus, this charged-off balance did not result in additional loan loss provision expense. During the first nine months of 2018, the Company recorded recoveries of $368 for two loans which were charged-off in a prior year. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

	Nine Months Ended September 30,
	(in thousands)
	2019	2018
Balance at Beginning of Period	$8,127	$7,720
Amounts Charged-Off:
Commercial	191	—
1-4 family residential	149	91
Non-farm & non-residential	17	—
Consumer and other	920	779
Total Charged-off Loans	1,277	870
Recoveries on Amounts Previously Charged-off:
Commercial	14	6
1-4 family residential	15	266
Multi-family residential	15	9
Agricultural	6	149
Consumer and other	541	519
Total Recoveries	591	949
Net Charge-offs (Recoveries)	686	(79)
Provision for Loan Losses	825	400
Balance at End of Period	8,266	8,199
Loans
Average	701,505	664,281
At September 30,	732,267	685,738
As a Percentage of Average Loans:
Net Charge-offs for the period	0.10%	(0.01)%
Provision for Loan Losses for the period	0.12%	0.06%
Allowance as a Multiple of Net Charge-offs annualized	9.0	(77.8)

	Three Months Ended September 30,
	(in thousands)
	2019	2018
Balance at Beginning of Period:	$8,076	$8,184
Amounts Charged-Off:
1-4 family residential	45	28
Consumer and other	340	273
Total Charged-off Loans	385	301
Recoveries on Amounts Previously Charged-off:
Commercial	4	—
1-4 family residential	3	4
Multi-family residential	15	3
Agricultural	2	3
Consumer and other	176	156
Total Recoveries	200	166
Net Charge-offs	185	135
Provision for Loan Losses	375	150
Balance at End of Period	8,266	8,199
Loans
Average	721,676	679,975
At September 30,	732,267	685,738
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	0.03%	0.02%
Provision for Loan Losses for the period	0.05%	0.02%
Allowance as a Multiple of Net Charge-offs annualized	11.2	15.2

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

Part II - Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
7/1/19-7/31/19	—	$—	—	201,824	shares

8/1/19-8/31/19	66,000	23.41	66,000	135,824	shares

9/1/19-9/30/19	—	—	—	135,824	shares

Total	66,000	$23.41	66,000	135,824	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 200,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 200,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares.  On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through September 30, 2019, 764,176 shares have been purchased.

Item 6.     Exhibits

Ay
2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated and filed February 24, 2006.

2.2	Agreement and Plan of Share Exchange with Madison Financial Corporation is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated and filed January 21, 2015.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Annex A of the Registrant’s Schedule 14A Proxy Statement and filed April 15, 2019.

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated and filed November 21, 2007.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KENTUCKY BANCSHARES, INC.

Date	11/8/19	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	11/8/19	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer