Form 10-K
period 2019-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2020-03-10
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number:  000-52598

KENTUCKY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0993464
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 157, Paris, Kentucky	40362-0157
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (859)987-1795

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name on each exchange on which registered
Common Stock, no par value per share	KTYB	OTC QX

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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2020 was approximately $123.0 million.  For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 1, 2020:  5,946,988

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky.  Kentucky Bank has its main office in Paris (Bourbon County), with additional offices in Paris, Cynthiana (Harrison County), Georgetown (Scott County), Lexington (Fayette County), Morehead (Rowan County), Nicholasville (Jessamine County), Richmond (Madison County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County).  The deposits of Kentucky Bank are insured up to prescribed limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).  KBI Insurance Company is a captive insurance subsidiary and was incorporated in 2014 under the laws of Nevada.

The Company had total assets of $1.1 billion, total deposits of $842.7 million and stockholders’ equity of $119.3 million as of December 31, 2019.  The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky  40361, and the telephone number at that address is (859) 987-1795.

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

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 82% of which are secured by real estate at December 31, 2019.  Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses.  It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

Loan Rates:  Kentucky Bank offers variable and fixed rate loans.  Loan rates on variable rate loans generally adjust upward or downward based on changes in the loan’s index.  Rate adjustments on variable rate loans are made from 1 day to 10 years.  Variable rate loans may contain provisions that cap the amount of interest rate increases or decreases over the life of the loan.  In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate may contain provisions that limit annual increases at a maximum of 200 basis points.  There is usually no annual limit applied to loans secured by commercial real estate.

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

Market Served.  We primarily conduct our business in the Commonwealth of Kentucky.  Our primary market areas consist of Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and surrounding counties in Kentucky.  Per capita personal income for Kentucky during the third quarter increased from $42,564 in 2018 to $44,078 in 2019, according to data published by the Federal Reserve Bank of St. Louis. The Bureau of Labor Statistics reports that the unemployment rate in Kentucky was unchanged from 2018 to 2019. The unemployment rate in Kentucky was 4.3% for both December of 2019 and 2018.

Supervision and Regulation

Governing Regulatory Institutions:  As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board.  The Company’s subsidiary bank is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions.  Kentucky Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.  In addition to the impact of regulation, Kentucky Bank is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.  The company also has a captive insurance subsidiary which is regulated by the State of Nevada Division of Insurance.

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

The assessment base must, with some possible exceptions, equal average consolidated total assets minus average tangible equity.  The FDIC has adopted a DIF restoration plan to ensure that the reserve ratio increases to 1.35% from 1.15% of insured deposits by 2020.  The assessment regulations (12 CFR Part 327) provide that after the reserve ratio reaches 1.38 percent (and provided that it remains at least 1.38 percent), the FDIC will automatically apply small bank (total consolidated assets of less than $10 billion) credits to reduce small banks’ regular deposit insurance assessments up to the full amounts of their assessments or the full amount of their credits, whichever is less.  Credits will be awarded to any bank, including any small bank affiliate of a large bank, that was a small bank at some point during the credit calculation period (i.e., credit accruing institution).  During 2019, the FDIC met target goals pertaining to the DIF.  This resulted in the Bank receiving credits totaling $148 thousand that were applied directly to the Company’s FDIC insurance assessment.

Financing Corporation (“FICO”) Assessments.  FICO assessment costs were $0 in 2019 and $49 thousand in 2018.  FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC.  The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds as of December 31, 2018, which were 30-year noncallable bonds, matured in 2019.

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

Employees

At December 31, 2019, the number of full time equivalent employees of the Company was 233.

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

Significant decline in general economic conditions will negatively affect the financial results of our banking operations.  Kentucky Bank serves both individuals and business customers throughout Central and Eastern Kentucky, unlike larger banks that may be more geographically diverse, the substantial majority of our loan portfolio is to individuals and businesses in these markets. As a result, our financial condition, results of operations and cash flows are affected by local and regional economic conditions. A downturn in these economies could have a negative impact on us and the ability of Kentucky Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of our loan portfolio requiring us to charge-off a higher percentage of loans and/or increase our allowance for loan losses.

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

The exercise of regulatory power may have a negative impact on our results of operations and financial condition.  We are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, rather than corporate shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedure and controls. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  The Company’s management cannot predict what effect any future changes on such laws, regulations and policies will have on our operations. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.

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

We are also subject to tax laws and regulations promulgated by the United States government and the states in which it operates. Changes to these laws and regulations or the interpretations of such laws and regulations by taxing authorities could impact future tax expense and the value of deferred tax assets. In addition, Kentucky Bank’s customers are subject to a wide variety of federal, state and local taxes.  Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products.  In addition, negative effects on Kentucky Bank’s customers could result in defaults on the loans made by Kentucky Bank and decrease the value of mortgage-backed securities in which Kentucky Bank has invested.

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

Prior to January 2023, the Company will be focused on the completion of its model, refining assumptions, and continued review and challenge of the model.  Concurrent with this, the Company will also be focused on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls, and considering various reporting disclosures.

As of the beginning of the first reporting period in which the new standard is effective, the Company expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, if any, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions.  The magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated.

Deposit insurance premiums levied against the Company may increase if the number of bank failures increase or the cost of resolving failed banks increases.  The FDIC maintains a DIF to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on insured depository institutions including Kentucky Bank.  Future deposit premiums paid by Kentucky Bank depend on the level of the DIF and the magnitude and cost of future bank failures.  While there were no bank failures in 2018, there were four bank failures in 2019, including a bank located in Eastern Kentucky, and one failure so far in 2020.  Kentucky Bank may be required to pay significantly higher FDIC premiums if market developments change such that the DIF balance is reduced.

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

We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control, such as inflation, recession, unemployment, monetary policy and other changes that affect financial markets both domestic and foreign.  As a result, fluctuations in interest rates could have a significant adverse effect on our financial condition and results of operations.

Changes to LIBOR may adversely impact the value of, and the return on, our financial instruments that are indexed to LIBOR.  On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the U.K. or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain financial instruments, what rate or rates may become accepted alternatives to LIBOR, or the effect of any such changes in views or alternatives on the values of the financial instruments, whose interest rates are tied to LIBOR.  Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our financial instruments.

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

We are always seeking acquisition opportunities but the acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.  The Company actively evaluates opportunities to acquire other financial institutions or parts of institutions, as well as opportunities for de novo branch expansion and entry into new lines of business or the offering of new products or services.  However, the Company may not have the opportunity to make suitable acquisitions on favorable terms in the future or may encounter other barriers to organic expansion, which could negatively impact the growth of its business.

In addition, acquisitions of regulated businesses, such as banks, are subject to various regulatory approvals, and failure to receive appropriate approvals would prevent the Company from being able to consummate an acquisition.  Further, there can be no assurance that integration efforts for any mergers or acquisitions will be successful.  In addition, we may issue equity securities in connection with acquisitions, which could cause ownership and economic dilution to our current shareholders.

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

Adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.  Tornadoes, severe flooding and other adverse weather events can disrupt our operations, result in damage to our properties and negatively affect the local and regional economies in which we operate.  In addition, these weather events may result in a decline in value or destruction of properties securing our loans and an increase in delinquencies, foreclosures and loan losses.

The emergence of a pandemic and other adverse external events could negatively impact our business.  Pandemics or concern about a possible pandemic, and other adverse external events, like natural disasters, could have a significant impact on the Company’s ability to conduct business or upon third parties who perform operational services for Kentucky Bank or its customers.  Such events could affect the stability of Kentucky Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, disrupt the infrastructure that supports our business and the communities we are located in, negatively impact financial markets and interest rates, result in lost revenue or cause Kentucky Bank to incur additional expenses.

Technology Risk

Systems failure, interruption or breach of security may have a negative impact on our business.  Communications and information systems are essential to the conduct of Kentucky Bank’s business, as such systems are used to manage customer relationships, deposits, loans, general ledger accounts, financial reporting and regulatory compliance. Any failure, interruption or breach in security of these systems, including as a result of cyber-attacks, could result in failures or disruptions in our customer relationship management, deposit, loan, and other systems and also the disclosure or misuse of confidential or proprietary information.  While Kentucky Bank has established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do.  In addition, any compromise of Kentucky Bank’s information security systems could deter customers from using Kentucky Bank’s web site and its internet banking service, both of which involve the transmission of confidential information.

Information security risks for financial institutions have generally increased in recent years, and our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, misuse, loss or destruction of our confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our, our customers’ or other third parties’ business operations.  As cyber threats continue to evolve, we may also be required to expend significant additional resources to continue to modify or enhance our protective measures or to address any information security vulnerabilities.

Although Kentucky Bank relies on commonly used security and processing systems to provide the security and authentication necessary to ensure the secure transmission and processing of data, these precautions may not protect our systems from all compromises or breaches of security.  The occurrence of any failures, interruption or security breaches of our information system could have a material adverse effect on our business, financial condition and results of operations.

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

The Company cannot predict how changes in technology will impact our business.  The banking service industry is increasingly affected by advances in technology, which often occur rapidly.  The effective use of technology increases efficiency and enables the banking service industry to better serve customers and to reduce costs.  The Company’s ability to compete successfully in the future will depend on whether we can anticipate and respond to technological changes, which will likely require additional capital investments.  Many of our competitors have substantially greater resources to invest in technological improvements.  Although the Company continually invests in new technology that is appropriate to our operations, we cannot assure that the Company will have sufficient resources or access to the necessary technology to remain competitive in the future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters is located at 339 Main Street, Paris, KY 40361, which it owns.  The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361.  In addition, Kentucky Bank serves customer needs at 17 other locations.  All locations offer a full range of banking services.  The Company owns approximately 82,000 square feet of office space and leases approximately 26,000 square feet of office space.

Note 6  and Note 7 to the Company’s audited and consolidated financial statements included in Item 8 (“2019 Consolidated Financial Statements and Notes”) contains additional information relating to amounts invested in premises and equipment and operating leases for which the Company has recorded a right of use asset and liability for.

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

Leased

1710 Fitzgerald Court, Lexington, KY 40509

360 East Vine Street, Suite 100, Lexington, KY 40507

1001 Gibson Bay Drive, Suite 101, Richmond, KY 40475

680 Dwight Drive Richmond, KY 40475

724 West Main Street, Richmond, KY 40475

Item 3.  Legal Proceedings

From time to time, the Company or its subsidiaries are subject to legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, liquidity or operating results of the Company and Kentucky Bank.

Item 4.  Mine Safety Disclosures

Not Applicable

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

Holders

As of December 31, 2019 the Company had 5,913,922 shares of Common Stock outstanding and approximately 518 holders of record of its Common Stock.

Dividends

During 2019 and 2018, the Corporation declared quarterly cash dividends aggregating $0.68 and $0.625 per share, respectively.  Note 17 to the Company’s 2019 Consolidated Financial Statements and Notes included in Item 8 contains additional information relating to amounts available to be paid as dividends.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

The table below lists issuer purchases of equity securities.

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares (or Units)	(or Approximate Dollar
	Number of	(b) Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
10/1/19 - 10/31/19	—	$—	—	135,824 shares

11/1/19 - 11/30/19	—	—	—	135,824 shares

12/1/19 - 12/31/19	—	—	—	135,824 shares

Total	—	$—	—	135,824 shares

On October 25, 2000, the Company announced that its Board of Directors approved a stock repurchase program.  The Company was authorized to purchase up to 200,000 shares of its outstanding common stock.  On November 11, 2002, the Board of Directors approved and authorized the Company’s repurchase of an additional 200,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the purchase of an additional 200,000 shares.  On May 17, 2011, the Board of Directors approved and authorized the Company’s repurchase of an additional 200,000 shares. On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.   Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through December 31, 2019, 764,176 shares have been purchased, with the most recent share repurchase under the Board-approved stock repurchase program having occurred on August 23, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensations plans under which equity securities of the company are authorized for issuance.

No. of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column 1)

Plans Approved By Stockholders:
2019 Stock Award Plan	—	—	300,000

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

The graph below matches Kentucky Bancshares Inc's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell MicroCap index and the NASDAQ Bank index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2014 to 12/31/2019.

	12/14	12/15	12/16	12/17	12/18	12/19

Kentucky Bancshares Inc	100.00	112.24	127.71	186.22	188.25	200.54
Russell MicroCap	100.00	94.84	114.16	129.19	112.29	137.48
NASDAQ Bank	100.00	107.08	147.27	155.68	129.17	160.44

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data (in thousands except per share data)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.

	At or For the Year ended December 31,
	2019	2018	2017	2016	2015
CONDENSED STATEMENT OF INCOME:
Total Interest Income	$45,532	$42,632	$38,659	$36,554	$33,185
Total Interest Expense	8,983	6,802	5,014	4,426	4,050
Net Interest Income	36,549	35,830	33,645	32,128	29,135
Provision for Losses	1,250	500	500	1,150	1,450
Net Interest Income After Provision for Losses	35,299	35,330	33,145	30,978	27,685
Noninterest Income	14,239	12,963	13,808	12,149	11,484
Noninterest Expense	35,308	34,209	33,073	33,785	31,807
Income Before Income Tax Expense	14,230	14,084	13,880	9,342	7,362
Income Tax Expense	1,077	1,654	3,163	773	530
Net Income	13,153	12,430	10,717	8,569	6,832

SHARE DATA:
Basic Earnings per Share (EPS)	$2.21	$2.09	$1.81	$1.43	$1.20
Diluted EPS	2.21	2.09	1.81	1.43	1.20
Cash Dividends Declared	0.680	0.625	0.580	0.540	0.520
Book Value	20.17	17.93	16.88	15.64	14.81
Average Common Shares-Basic	5,953	5,924	5,944	5,982	5,646
Average Common Shares-Diluted	5,953	5,924	5,944	5,982	5,646

SELECTED BALANCE SHEET DATA:
Loans, net	$735,853	$678,017	$640,815	$648,466	$617,600
Investment Securities	265,330	315,369	318,177	273,770	264,212
Trading Assets	—	—	—	5,592	5,531
Total Assets	1,110,790	1,086,012	1,053,193	1,028,447	974,684
Deposits	842,653	850,442	815,273	802,981	758,981
Securities sold under agreements to repurchase	5,994	8,077	19,900	20,873	18,514
Federal Home Loan Bank advances	116,418	100,452	98,732	92,500	87,833
Note Payable	—	2,718	3,321	4,090	4,794
Subordinated Debentures	7,217	7,217	7,217	7,217	7,217
Stockholders’ Equity	119,263	106,793	100,329	92,972	89,413

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	1.20%	1.18%	1.04%	0.86%	0.76%
Return on Stockholders’ Equity	11.52%	12.36%	10.93%	9.10%	8.20%
Net Interest Margin (1)	3.64%	3.70%	3.60%	3.61%	3.63%
Equity to Assets (annual average)	10.43%	9.56%	9.48%	9.41%	9.25%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	30.75%	29.96%	32.16%	37.68%	43.20%
Number of Employees (at period end)	233	232	233	241	243

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.14%	1.18%	1.19%	1.15%	1.04%
Net Charge-offs as a Percentage of Average Loans	0.13%	0.01%	0.05%	0.02%	0.16%

(1)	Tax equivalent

Item 7.  Management’s Discussion and Analysis

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, Kentucky Bank, at December 31, 2019 and 2018, and the consolidated results of operations for each of the years in the two year period ended December 31, 2019.  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2019 Consolidated Financial Statements and Notes included in Item 8.  When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2019 data.

Critical Accounting Policies

Overview.  The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  Significant accounting policies are listed in Note 1 of the Company’s 2019 Consolidated Financial Statements and Notes included in Item 8.  Critical accounting and reporting policies include accounting for loans and the allowance for loan losses, goodwill and fair value.  Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

Allowance for Loan Losses.  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.  Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status.  Interest income received on such loans is accounted for on the cash basis or cost recovery method.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  The loan portfolio also represents the largest asset group on the consolidated balance sheets.  Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Loan Losses” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2019 Consolidated Financial Statements and Notes.

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

Fair Value of Securities.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17 of the Company’s 2019 Consolidated Financial Statements and Notes.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

Overview

We conduct our business through our one bank subsidiary, Kentucky Bank, and our one non-bank subsidiary KBI Insurance Company.  Kentucky Bank is engaged in general full-service commercial and consumer banking.  A significant part of Kentucky Bank’s operating activities include originating loans, approximately 82% of which are secured by real estate at December 31, 2019.

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

Net income for the year ended December 31, 2019 was $13.2 million, or $2.21 per common share compared to $12.4 million, or $2.09 for 2018.  Earnings per share assuming dilution were $2.21 and $2.09 for 2019 and 2018, respectively.  For 2019, net income increased $723 thousand, or 5.8%.  Net interest income increased $719 thousand, provision for loan losses increased $750 thousand, total non-interest income increased $1.1 million, total non-interest expense increased $926 thousand and income tax expense decreased $577 thousand.

For 2018, net income increased $1.7 million, or 16.0%.  Net interest income increased $2.2 million, the provision for loan losses showed no change, total other income decreased $845 thousand, while total other expenses increased $1.1 million and income tax expense decreased $1.5 million.

Return on average equity was 11.52% in 2019 compared to 12.36% in 2018.  Return on average assets was 1.20% in 2019 compared to 1.18% in 2018.

Non-performing loans as a percentage of loans (including held for sale) were 0.61% and 0.34% as of December 31, 2019 and 2018 respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis increased from $36.6 million in 2018 to $37.1 million in 2019.  The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 21% in both 2019 and 2018.

Average earning assets and average interest bearing liabilities increased from 2018 to 2019.  Average earning assets increased $23.7 million, or 2.4%.  Average investment securities decreased $22.9 million and average loans increased $39.4 million.  Average interest bearing liabilities increased $12.6 million, or 1.8% during this same period.  Average interest-bearing deposits increased $15.7 million, or 2.7%, average borrowings from the Federal Home Loan Bank increased $2.5 million, or 2.5%, and average repurchase agreements and other borrowings decreased $5.6 million, or 24.6%.  The Company continues to actively pursue quality loans and fund these primarily with deposits and Federal Home Loan Bank advances.

The bank prime rates decreased 75 basis points from December 2018 to December 2019.  The tax equivalent yield on earning assets increased from 4.39% in 2018 to 4.52% in 2019.

The volume rate analysis for 2019 that follows indicates that $1.5 million of the increase in interest income is attributable to an increase in volume, while the change in rates contributed to an increase of $1.4 million in interest income.

Further, a decrease in total interest-bearing liability balances resulted in a $37 thousand reduction in interest expense in 2019 compared to 2018 while changes in rates resulted in additional interest expense of $2.2 million over the same period.  The average rate of these liabilities increased from 0.95% in 2018 to 1.24% in 2019.  In summary, the increase in the Company’s 2019 net interest income is attributed mostly to an increase in balances in our loan portfolio.

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

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2019 vs. 2018 and 2018 vs. 2017.  Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

	Changes in Interest Income and Expense (in thousands)
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$2,046	$930	$2,976	$869	$2,276	$3,145
Investment Securities	(606)	361	(245)	94	621	715
Other	97	72	169	(53)	166	113
Total Interest Income	1,537	1,363	2,900	910	3,063	3,973
INTEREST EXPENSE
Deposits
Demand	(6)	693	687	15	980	995
Savings	(8)	48	40	—	7	7
Negotiable Certificates of Deposit and Other Time Deposits	219	1,053	1,272	(50)	595	545
Securities sold under agreements to repurchase and other borrowings	(291)	200	(91)	(532)	560	28
Federal Home Loan Bank advances	49	224	273	53	160	213
Total Interest Expense	(37)	2,218	2,181	(514)	2,302	1,788
Net Interest Income	$1,574	$(855)	$719	$1,424	$761	$2,185

Average Consolidated Balance Sheets and Net Interest Income Analysis ($ in thousands)

	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	$245,294	$6,314	2.57%	$227,793	$5,537	2.43%
State and Municipal obligations	36,227	1,287	3.55	76,580	2,308	3.01
Total Investment Securities	281,521	7,601	2.70	304,373	7,845	2.58
Tax Equivalent Adjustment		276	0.10		475	0.16
Tax Equivalent Total	281,521	7,877	2.80	304,373	8,320	2.73
Federal Home Loan Bank Stock and Other	7,303	358	4.90	7,305	419	5.74
Federal Funds Sold and Agreements to Repurchase	298	7	2.35	2,165	32	1.48
Interest-Bearing Deposits with Banks	24,155	527	2.18	15,192	273	1.80
Loans, Net of Deferred Loan Fees (2)
Commercial	93,403	4,573	4.90	88,294	4,082	4.62
Real Estate Mortgage	593,505	30,781	5.19	561,121	28,624	5.10
Consumer	20,651	1,685	8.16	18,726	1,357	7.25
Total Loans	707,559	37,039	5.23	668,141	34,063	5.10
Tax Equivalent Adjustment		319	0.05		312	0.05
Tax Equivalent Total	707,559	37,358	5.28	668,141	34,375	5.14
Total Interest-Earning Assets	1,020,836	45,532	4.46	997,176	42,632	4.31
Tax Equivalent Adjustment		595	0.06		787	0.08
Tax Equivalent Total	1,020,836	46,127	4.52	997,176	43,419	4.39
Allowance for Loan Losses	(8,072)			(8,090)
Cash and Due From Banks	13,180			13,211
Premises and Equipment	17,932			17,416
Other Assets	50,805			39,470
Total Assets	$1,094,681			$1,059,183
LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	$295,337	$2,797	0.95%	$295,616	$2,110	0.71%
Savings	109,698	132	0.12	111,882	92	0.08
Certificates of Deposit and Other Deposits	201,111	3,311	1.65	182,967	2,039	1.11
Total Interest-Bearing Deposits	606,146	6,240	1.03	590,465	4,241	0.72
Securities sold under agreements to repurchase and other borrowings	17,140	560	3.27	22,721	651	2.87
Federal Home Loan Bank advances	101,964	2,183	2.14	99,462	1,910	1.92
Total Interest-Bearing Liabilities	725,250	8,983	1.24	712,648	6,802	0.95
Noninterest-Bearing Earning Demand Deposits	240,284			232,479
Other Liabilities	15,009			6,172
Total Liabilities	980,543			951,299
STOCKHOLDERS’ EQUITY	114,138			100,579
Total Liabilities and Stockholders’ Equity	$1,094,681			$1,051,878
Average Equity to Average Total Assets	10.43%			9.56%
Net Interest Income		36,549			35,830
Net Interest Income (tax equivalent) (3)		37,144			36,617
Net Interest Spread (tax equivalent) (3)			3.28			3.43
Net Interest Margin (tax equivalent) (3)			3.64			3.70
(1)	Averages computed at amortized cost
(2)	Includes loans on a nonaccrual status and loans held for sale
(3)	Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense

Noninterest Income and Expenses

Noninterest income was $14.2 million in 2019 and $13.1 million in 2018.  In 2019, increases in gains on available for sale securities and debit card interchange income were offset by reductions in brokerage income and loan service fee income.  In 2018, reductions in gains on available for sale securities and gains on the sale of loans were offset by gains in service charges and debit card interchange income.

Securities gains (losses) were $857 thousand in 2019 and $(65) thousand in 2018.  The net gains recognized in 2019 are attributed to selling securities which had gains in market value due to declining market interest rates and the related inverse relationship of interest rates and market values.  Management evaluates the structure of the portfolio, periodically, and may strategically sell securities to diversify the portfolio.  Additionally, the securities available for sale portfolio is a source of liquidity for the Company; therefore securities may be sold to generate cash.

Gains on loans sold were $1.6 million for both 2019 and 2018, respectively.  Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation or other government agencies.  During 2019, the loan servicing fee income, net of amortization expense for the mortgage servicing right asset, decreased $93 thousand, compared to a decrease of $82 thousand in 2018.  In 2019, the mortgage servicing right asset had net write-downs of $71 thousand compared to net recoveries  of prior write-downs of $17 thousand in the valuation allowance in 2018.  Proceeds from the sale of loans were $72 million and $64 million in 2019 and 2018, respectively.  The volume of loan originations is inverse to rate changes with historic low rates spurring activity.  The volume of loan originations during 2019 was $71 million and $63 million in 2018.

Other noninterest income, excluding net security gains (losses) and the sale of mortgage loans, was $11.8 million in 2019 and $11.6 million in 2018.  Service charge income, and more particularly overdraft income, is the largest contributor to these numbers.  Overdraft income was $2.5 million in 2019 and $2.6 million in 2018.  Debit card interchange income was the second largest contributor to noninterest income.  Debit card interchange income was $3.5 million in 2019 and $3.3 million in 2018.  Other income was $459 thousand in 2019 and $594 thousand in 2018.

Noninterest expense increased $926 thousand in 2019 to $35.3 million from $34.4 million in 2018.

Salaries and benefits, the largest contributor to total non-interest expense, increased $249 thousand from $18.9 million in 2018 to $19.2 million in 2019 due to normal staff merit increases.  Full-time equivalent employees increased from 232 at December 31, 2018 to 233 at December 31, 2019.

The largest component of occupancy expense, depreciation expense, remained flat from 2018 to 2019 at $1.2 million.  Building rent expense, included in occupancy expense, increased $119 thousand from 2018 to 2019, mostly due to additional lease expense for the new branches opening in 2020 in the Lexington, Kentucky market.

Total noninterest expense, excluding salaries and benefits expense and occupancy expense, increased from $11.5 million in 2018 to $12.1 million in 2019.  Legal and professional fees increased $275 thousand from $908 thousand in 2018 to $1.2 million in 2019.  Other non-interest expense decreased $496 thousand from 2018 to 2019.  Of this, $187 thousand of the decrease was attributed to a decrease in postage expense due to the Company outsourcing that function.  However, the change also contributed to an increase in data processing expense.  In addition, FDIC insurance expense decreased $235 thousnd from 2018 to 2019.  Amortization expense of core deposits was $102 thousand in 2019 and $130 thousand in 2018.  See Note 7 in the Company’s Consolidated Financial Statements and Notes included in Item 8 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the two year period indicated.

	For the Year ended December 31,
	(in thousands)
	2019	2018
NON-INTEREST INCOME
Service Charges	$5,368	$5,266
Loan Service Fee Income (Loss), net	140	233
Trust Department Income	1,411	1,348
Investment Securities Gains (Losses),net	857	(65)
Gains on Sale of Mortgage Loans	1,552	1,560
Brokerage Income	543	665
Debit Card Interchange Income	3,470	3,273
Income from Bank-Owned Life Insurance	439	262
Other	459	594
Total Non-interest Income	$14,239	$13,136

NON-INTEREST EXPENSE
Salaries and Employee Benefits	$19,187	$18,938
Occupancy Expense	4,066	3,944
Other	12,055	11,500
Total Non-interest Expense	$35,308	$34,382

Net Non-interest Expense as a Percentage of Average Assets	1.92%	2.02%

Income Taxes

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky.  In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the year ended December 31, 2019, the Company averaged $36.3 million in tax free securities, and $42.8 million in tax free loans.  For the year ended December 31, 2018, the Company averaged $60.1 million in tax free securities and $38.2 million in tax free loans.  As of December 31, 2019, the weighted average remaining maturity for the tax free securities is 103 months, while the weighted average remaining maturity for the tax free loans is 131 months.

The Company had income tax expense of $1.1 million in 2019 and $1.7 million in 2018.  This represents an effective income tax rate of 7.6% in 2019 and 11.7% in 2018.  The difference between the effective tax rate and the statutory federal rate of 21% in both 2019 and 2018 is primarily due to tax exempt income on certain investment securities and loans.  In addition, the Company had additional tax credits which also contributed to the lower effective income tax rates.  The Company had tax credits totaling $553 thousand in 2019 and $555 thousand in 2018 for investments made in affordable housing project investments.

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

As a result of these tax law changes, we recorded a deferred tax asset of $606 thousand during 2019.

Balance Sheet Review

Assets remained steady at $1.1 billion from December 31, 2018 to December 31, 2019.  Securities available for sale decreased $50.0 million during 2019, outstanding loan balances increased $58.2 million during 2019 and deposits decreased $7.8 million during 2019.

Loans

Total loans (including loans held for sale) were $746 million at December 31, 2019 compared to $687 million at December 31, 2018.  As of December 31, 2019 and compared to the prior year-end, commercial loans increased $403 thousand, real estate construction loans increased $8.0 million, 1-4 family residential property loans increased $39.1 million, multi-family residential property loans increased $2.2 million, non-farm & non-residential property loans increased $8.2 million, agricultural loans decreased $2.9 million and consumer loans and other loans increased $3.1 million.

As of both December 31, 2019 and December 31, 2018, the real estate mortgage portfolio comprised 82% of total loans.  The real estate mortage portfolio is comprised of real estate construction, 1-4 family residential, multi-family residential, non-farm and non-residential and agricultural loans.

1-4 family residential represented 39% of the total loan portfolio as of December 31, 2019 and 37% as of December 31, 2018.  Real estate constructions loans accounted for 4% of the total loan portfolio as of December 31, 2019 and December 31, 2018.  Multi-family loans represented 7% of the total loan portfolio for the periods ended December 31, 2019 and December 31, 2018.  Non-farm and non-residential loans totaled 28% of the total loan portfolio as of December 31, 2019 and 29% of the total loan portfolio as of December 31, 2018.

Agricultural loans comprised 8% of the total loan portfolio at December 31, 2019 and 9% of total loans at December 31, 2018. Approximately 88% of the agricultural loans are secured by real estate at December 31, 2019 and 87% at December 31, 2018.  The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm.  Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.

Automobile loans account for 20%, in 2019 and 16% in 2018, of the consumer loan portfolio, while the purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons.  The commercial loan portfolio is mainly for capital outlays and business operation.

Collateral is requested depending on the creditworthiness of the borrower.  Unsecured loans are made to individuals or companies mainly based on the creditworthiness of the customer.  Approximately 9% of the loan portfolio is unsecured.  Management is not aware of any significant concentrations that may cause future material risks, which may result in significant problems with future income and capital requirements.

The following table represents a summary of the Company’s loan portfolio by category for each of the last five years.  There is no concentration of loans (greater than 5% of the loan portfolio) in any industry.  The Company has no foreign loans or highly leveraged transactions in its loan portfolio.

	December 31, (in thousands)
Loans Outstanding	2019	2018	2017	2016	2015
Commercial	$86,552	$86,149	$80,070	$77,436	$55,929
Real Estate Construction	32,219	24,254	20,816	29,169	29,320
Real Estate Mortgage:
1-4 Family Residential	293,870	253,797	239,672	245,674	231,479
Multi-Family Residential	48,622	46,403	39,926	47,199	38,281
Non-Farm & Non-Residential	204,908	196,674	192,074	176,024	183,692
Agricultural	57,166	60,049	59,176	62,491	66,782
Consumer	23,122	20,089	18,182	18,867	18,880
Other	305	208	170	183	516
Total Loans	746,764	687,623	650,086	657,043	624,879
Less Deferred Loan Fees	307	276	320	312	134
Total Loans, Net of Deferred Loan Fees	746,457	687,347	649,766	656,731	624,745
Less loans held for sale	2,144	1,203	1,231	724	624
Less Allowance for Loan Losses	8,460	8,127	7,720	7,541	6,521
Net Loans	$735,853	$678,017	$640,815	$648,466	$617,600

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2019.  Maturities are based upon contractual term.  The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses.  In addition, deferred loan fees on the above table are netted with real estate mortgage loans on the following table.

	December 31, 2019 (in thousands)
	One Year	One Through	Over	Total
Loan Maturities and Interest Sensitivity	or Less	Five Years	Five Years	Loans
Commercial	$35,229	$35,891	$15,432	$86,552
Real Estate Construction	17,284	2,045	12,890	32,219
Real Estate Mortgage:
1-4 Family Residential	98,511	130,296	65,063	293,870
Multi-Family Residential	4,531	42,180	1,911	48,622
Non-Farm & Non-Residential	32,846	117,818	54,244	204,908
Agricultural	18,293	36,825	2,048	57,166
Consumer	5,953	16,134	1,035	23,122
Other	305	—	—	305
Total Loans, Net of Deferred Loan Fees	212,952	381,189	152,623	746,764
Fixed Rate Loans	15,583	72,132	116,935	204,650
Floating Rate Loans	197,369	309,057	35,688	542,114
Total Loans, Net of Deferred Loan Fees	$212,952	$381,189	$152,623	$746,764

Mortgage Banking

The Company has been in mortgage banking since the early 1980’s.  The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates.  Mortgage loan originations increased from $63 million in 2018 to $71 million in 2019.  Proceeds from the sale of loans were $64 million and $72 million for 2018 and 2019, respectively.

Mortgage loans held for sale were $2.1 million at December 31, 2019 and $1.2 million at December 31, 2018.  Fixed rate residential mortgage loans are generally sold when they are made.  The volume of loan originations is inverse to rate changes.

During 2019, declining mortgage rates resulted in additional loan volume due to an increased number of borrowers who chose to refinance their existing mortgages.  However, due to compressed margins, the gain on sale of loans was flat from 2018 to 2019 at $1.6 million.

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

Mortgage servicing rights were $1.6 million at December 31, 2019 and $1.5 million at December 31, 2018.

Amortization of mortgage servicing rights was $403 thousand (including $71 thousand for negative fair value adjustments) and $310 thousand (including $17 thousand for positive fair value adjustments) for the years ended December 31, 2019 and 2018, respectively.  See Note 4 in the Company’s 2019 Consolidated Financial Statements and Notes included in Item 8 for additional information.

Deposits

For 2019, total deposits decreased $7.8 million to $842.7 million.  Noninterest bearing deposits increased $3.8 million, time deposits of $250 thousand and over decreased $16.4 million, and other interest bearing deposits increased $4.8 million.  Public fund balances totaled $143 million at December 31, 2019, of which $135 million was interest bearing.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2019:

At December 31, 2019
Maturity of Time Deposits of $100,000 or More	(in thousands)
Maturing 3 Months or Less	$25,028
Maturing over 3 Months through 6 Months	17,806
Maturing over 6 Months through 12 Months	31,921
Maturing over 12 Months	29,036
Total	$103,791

Borrowings

The Company utilizes both long-term and short-term borrowings.  Long-term borrowing at the Bank is primarily from the Federal Home Loan Bank (FHLB).  This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management.  Advances are either paid monthly or at maturity.  As of December 31, 2019, $116.4 million was borrowed from FHLB, an increase of $16.0 million from December 31, 2018.

Throughout 2019, the Bank had a net increase of $13.4 million in short-term borrowings from the FHLB which were outstanding at December 31, 2019.  As of December 31, 2018, $11.6 million in short-term borrowings from the FHLB were outstanding.  FHLB advances classified as short-term have an original maturity of less than 1 year.  Also, during 2019, the Bank borrowed $18.5 million in long-term advances and repaid $15.9 million in long term advances.  These advances each had an original maturity of more than 1 year.

On July 20, 2015, the Company borrowed $5.0 million which had an outstanding balance of $2.7 million at December 31, 2018.  The term loan had a fixed interest rate of 5.0%, required quarterly principal and interest payments, had a maturity date of July 20, 2025 and was collateralized by Kentucky Bank stock.  During December 2019, the Company prepaid the total outstanding balance of the note.

The following table depicts relevant information concerning our short term borrowings.

	As of and for the year ended
	December 31, (in thousands)
Short Term Borrowings	2019	2018
Federal Funds Purchased:
Balance at Year end	$—	$—
Average Balance During the Year	618	3,159
Maximum Month End Balance	16,365	17,857
Year end rate	—	—
Average annual rate	2.91%	2.28%
Repurchase Agreements:
Balance at Year end	$5,994	$8,077
Average Balance During the Year	6,996	9,313
Maximum Month End Balance	8,947	9,751
Year end rate	0.50%	0.60%
Average annual rate	0.53%	0.67%
Federal Home Loan Bank Advances:
Balance at Year end	$25,000	$11,600
Average Balance During the Year	12,880	10,734
Maximum Month End Balance	25,000	31,900
Year end rate	1.80%	2.57%
Average annual rate	2.24%	2.08%

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  The other required payments are the approximate future minimum lease payments due under the aforementioned operating leases for their base term and are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Federal Home Loan Bank advances	$116,418	$45,934	$37,161	$28,243	$5,080
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	212,566	160,003	41,060	11,403	100
Lease payments on premises	3,458	423	806	612	1,617

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

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown as follows.

	Year Ended December 31,
Nonperforming Assets	2019	2018	2017	2016	2015
Non-accrual Loans	$3,081	$1,141	$1,193	$4,566	$6,351
Accruing Loans which are Contractually past due over 89 days	1,499	1,182	231	927	1,000
Accruing Troubled Debt Restructurings	—	—	—	2,063	2,245
Total Nonperforming and Restructured Loans	4,580	2,323	1,424	7,556	9,596
Other Real Estate	2,148	830	2,404	1,824	2,347
Total Nonperforming and Restructured Loans and Other Real Estate	$6,728	$3,153	$3,828	$9,380	$11,943
Nonperforming and Restructured Loans as a Percentage of Loans (including loans held for sale) (1)	0.61%	0.34%	0.22%	1.15%	1.54%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.61%	0.29%	0.36%	0.91%	1.23%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	126%	258%	202%	80%	55%

(1)	Net of deferred loan fees

Total nonperforming assets at December 31, 2019 were $6.7 million compared to $3.2 million at December 31, 2018.  The increase from 2018 to 2019 is mostly attributed to increases in non-accrual loans and other real estate.  Total other real estate properties totaled $2.1 million at December 31, 2019, of which, $426 thousand were income producing properties.  Total nonperforming loans were $4.6 million and $2.3 million at December 31, 2019 and 2018, respectively.  The decrease in restructured loans during 2017 is attributed to restructured loans with a balance at December 31, 2016 paying off during 2017.  No restructured notes were held in 2019.  Total net loan charge offs in 2019 were $917 thousand.  The amount of lost interest on our non-accrual loans was $65 thousand for 2019 and $108 thousand for 2018.

At December 31, 2019, loans currently performing but which management believes requires special attention were $25.1 million, with 36% being non-farm and non-residential, 18% being agriculturual, 14% being 1-4 family residential, 16% being multi-family, 11% being commercial and 5% being real estate construction.  The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

The carrying amount of impaired loans as of December 31, 2019 was $1.4 million compared to $993 thousand as of December 31, 2018.  These amounts are generally included in the total nonperforming and restructured loans presented in the table above.  See Note 17 in the Company’s 2019 Consolidated Financial Statements and Notes included in Item 8 herein.

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

At December 31, 2019, loans individually evaluated for impairment totaled $4.5 million.  Of this, $1.5 million in balances had specific impairment allocations of $52 thousand.  The remaining $3.0 million in impaired loan balances did not have a specific impairment allocation.

At December 31, 2018, impaired loan balances of $201 thousand had specific impairment allocations of $201 thousand.  An additional $4.7 million in loan balances were individually reviewed for impairment but resulted in no specific impairment allocation.

The allowance for loan losses on impaired loans is determined using one of two methods.  Either the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.  The total allowance for loan losses related to these loans was $52 thousand and $201 thousand on December 31, 2019 and 2018, respectively.

Kentucky Bank has a “Problem Loan Committee” that meets at least quarterly to review problem loans, including past due and non-performing loans, and other real estate.  When analyzing the problem loans and the loan quality as of December 31, 2019, the following factors have been considered:

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

•	Changes in the nature and volume of the portfolio and in the terms of loans.
•	Changes in the experience, ability and depth of lending management and other relevant staff.
•	Changes in the volume and severity of past due loans; the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
•	Changes in the quality of the Bank’s loan review system.
•	Changes in the value of underlying collateral for collateral-dependent loans.
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year ended December 31, (in thousands)
	2019	2018	2017	2016	2015
Balance at Beginning of Year	$8,127	$7,720	$7,541	$6,521	$6,012
Amounts Charged-off:
Commercial	(260)	(23)	(35)	(5)	(30)
Real Estate Construction	—	—	—	—	—
Real Estate Mortgage:
1-4 Family Residential	(168)	(98)	(249)	(126)	(284)
Multi-Family Residential	—	—	—	—	(94)
Non-Farm & Non-Residential	(17)	(31)	(42)	—	—
Agricultural	—	—	—	(193)	(242)
Consumer and other	(1,298)	(1,108)	(1,076)	(1,206)	(1,300)
Total Charged-off Loans	(1,743)	(1,260)	(1,402)	(1,530)	(1,950)
Recoveries on Amounts Previously Charged-off:
Commercial	21	10	19	39	—
Real Estate Construction	—	—	1	15	11
Real Estate Mortgage
1-4 Family Residential	19	272	20	19	33
Multi-Family Residential	15	10	181	12	30
Non-Farm & Non-Residential	—	—	—	454	86
Agricultural	8	191	57	50	23
Consumer and other	763	684	803	811	826
Total Recoveries	826	1,167	1,081	1,400	1,009
Net Charge-offs	(917)	(93)	(321)	(130)	(941)
Provision for Loan Losses	1,250	500	500	1,150	1,450
Balance at End of Year	8,460	8,127	7,720	7,541	6,521
Total Loans (1)
Average	710,728	670,063	651,668	647,278	574,141
At December 31	746,457	687,347	649,766	656,731	624,745
As a Percentage of Average Loans (1):
Net Charge-offs	0.13%	0.01%	0.05%	0.02%	0.16%
Provision for Loan Losses	0.18%	0.07%	0.08%	0.18%	0.25%
Allowance as a Percentage of Year-end Loans (1)	1.13%	1.18%	1.19%	1.15%	1.04%
Beginning Allowance as a Multiple of Net Charge-offs	8.9	83.0	23.5	50.2	6.4
Ending Allowance as a Multiple of Nonperforming Assets	1.26	2.58	2.02	0.80	0.55

(1)	Net of deferred loan fees and includes loans held for sale

Loans are typically charged-off when the collection of principal is considered doubtful, and would be well documented and approved by the appropriate responsible party or committee.  The provision for loan losses for 2019 was $1.3 million compared to $500 thousand in 2018.  Net charge-offs were $917 thousand in 2019 and $93 thousand in 2018.  Net charge-offs to average loans were 0.13% and 0.01% in 2019 and 2018, respectively.  The provision for loan losses increased $750 thousand from 2018 to 2019.  The allowance for loan losses increased $333 thousand from December 31, 2018 to December 31, 2019.

In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.

At December 31, 2019, the allowance for loan losses was 1.13% of loans outstanding compared to 1.18% at year-end 2018.  Management believes the allowance for loan losses at the year-end 2019 is adequate to cover probable incurred credit losses within the portfolio.

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

Allowance for Loan Losses (in thousands)	2019	2018	2017	2016	2015
Commercial	$1,003	$1,265	$1,069	$862	$536
Real Estate Construction	601	451	507	616	453
Real Estate Mortgage:
1-4 Family Residential	3,162	2,843	2,538	2,515	2,296
Multi-family Residential	880	800	702	635	505
Non-farm & Non-residential	1,791	1,799	1,704	1,315	1,338
Agricultural	424	458	542	935	748
Consumer and other	599	511	658	663	645
Total	$8,460	$8,127	$7,720	$7,541	$6,521

	2019		2018		2017		2016		2015
Loans (in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Commercial	$86,552	11.63%	$86,149	12.56%	$80,070	12.35%	$77,436	11.80%	$55,929	8.96%
Real Estate Construction	32,219	4.33%	24,254	3.54%	20,816	3.21%	29,169	4.45%	29,320	4.70%
Real Estate Mortgage:
1-4 Family Residential	291,419	39.15%	252,318	36.77%	238,121	36.72%	244,638	37.29%	230,721	36.97%
Multi-family Residential	48,622	6.53%	46,403	6.76%	39,926	6.16%	47,199	7.19%	38,281	6.13%
Non-farm & Non-residential	204,908	27.53%	196,674	28.66%	192,074	29.62%	176,024	26.83%	183,692	29.43%
Agricultural	57,166	7.68%	60,049	8.75%	59,176	9.12%	62,491	9.53%	66,782	10.70%
Consumer	23,122	3.11%	20,089	2.93%	18,182	2.80%	18,867	2.88%	18,880	3.03%
Other	305	0.04%	208	0.03%	170	0.03%	183	0.03%	516	0.08%
Total, Net (1)	$744,313	100.00%	$686,144	100.00%	$648,535	100.00%	$656,007	100.00%	$624,121	100.00%

(1)	Net of deferred loan fees

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2019	2018
Unused lines of credit	$117,265	$117,660
Commitments to make loans	28,743	17,200
Letters of credit	461	552

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 4.00% to 4.90% with maturities ranging up to 30 years.

Capital

As displayed by the following table, the Company’s Tier I capital (as defined by the Federal Reserve Board under the Board’s risk-based guidelines) at December 31, 2019 increased $8.2 million to $111.2 million from December 31, 2018.  Stockholders’ equity, excluding accumulated other comprehensive income, was $118.4 million at December 31, 2019 compared to $110.3 million at December 31, 2018.  Included in Tier I capital is $7 million of trust preferred securities issued in August 2003.  The disallowed amount of stockholders’ equity is mainly attributable to the goodwill and/or core deposit intangibles, resulting from the Kentucky First acquisition in 2003, the Peoples Bank acquisition in 2006 and the Madison Financial Corporation acquisition in 2015.  The Company’s risk-based capital and leverage ratios, as shown in the following table, exceeded the levels required to be considered “well capitalized”.  The leverage ratio compares Tier I capital to total average assets less disallowed amounts of goodwill.

	For the Year Ended December 31, (in thousands)
Consolidated	2019	2018	Change
Stockholders’ Equity (1)	$118,350	$110,271	$8,079
Trust Preferred Securities	7,000	7,000	—
Less Disallowed Amount	(14,108)	(14,188)	80
Tier I Capital	111,242	103,083	8,159
Allowance for Loan Losses	8,535	8,202	333
Tier II Capital	8,535	8,202	333
Total Capital	119,777	111,285	8,492
Total Risk Weighted Assets	$758,261	$718,552	$39,709
Ratios:
Common Equity Tier I Capital to Risk-weighted Assets	13.7%	13.4%	0.3%
Tier I Capital to Risk-weighted Assets	14.7%	14.3%	0.4%
Total Capital to Risk-weighted Assets	15.8%	15.5%	0.3%
Leverage	10.0%	9.7%	0.3%

	For the Year Ended December 31, (in thousands)
Bank Only	2019	2018	Change
Stockholders’ Equity (1)	$116,867	$111,331	$5,536
Less Disallowed Amount	(14,108)	(14,188)	80
Tier I Capital	102,759	97,143	5,616
Allowance for Loan Losses	8,535	8,202	333
Tier II Capital	8,535	8,202	333
Total Capital	111,294	105,345	5,949
Total Risk Weighted Assets	$757,306	$718,698	$38,608
Ratios:
Common Equity Tier I Capital to Risk-weighted Assets	13.6%	13.5%	0.1%
Tier I Capital to Risk-weighted Assets	13.6%	13.5%	0.1%
Total Capital to Risk-weighted Assets	14.7%	14.7%	—%
Leverage	9.3%	9.2%	0.1%

(1)	Excluding accumulated other comprehensive income/loss.

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

A “well capitalized” bank is defined as one with a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 8% or more, a leverage ratio of 5% or more, and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level.  At December 31, 2019, the bank had ratios that exceeded the minimum requirements established for the “well capitalized” category.

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

The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirement unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for US banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule and was fully phased in on January 1, 2019.  Under the Basell III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% for 2019. The capital conservation buffer for 2019 was 2.50% and was 1.875% for 2018. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement was phased in beginning January 1, 2016 ended January 1, 2019, when the full capital conservation buffer requirement was effective.

In management’s opinion, there are no other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Securities and Federal Funds Sold

Securities, classified as available for sale, decreased from $315.4 million at December 31, 2018 to $265.3 million at December 31, 2019.   Federal funds sold totaled $260 thousand at December 31, 2019 and $266 thousand at December 31, 2018.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer.  Adjustable rate securities shall adjust within three years per Company policy.  As of December 31, 2019 and 2018, the Company held $38 million and $11 million in adjustable-rate mortgage backed securities.  Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates.  In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates.  The following tables present the investment securities for each of the past three years and the maturity and yield characteristics of securities as of December 31, 2019.

Securities Available for Sale at Fair Value

	For the Year ended December 31, (in thousands)
Investment Securities (at fair value)	2019	2018
Available for Sale
U.S. treasury notes	$9,168	$3,975
U.S. government agencies	23,735	41,178
States and political subdivisions	32,589	64,204
Mortgage-backed
GNMA, FNMA, FHLMC Passthroughs	54,470	39,078
GNMA, FNMA, FHLMC CMO’s	109,872	156,734
Total mortgage backed	164,342	195,812
Asset-backed	35,496	10,200
Total	$265,330	$315,369

Maturity Distribution of Securities Available for Sale

	December 31, 2019 (in thousands)
		Over One	Over Five
		Year	Years
	One Year	Through	Through	Over	Asset & Mortgage
	or Less	Five Years	Ten Years	Ten Years	Backed	Total
Available for Sale
U.S. treasury note	$—	$9,168	$—	$—	$—	$9,168
U.S. government agencies	10,976	4,803	5,756	2,200	—	23,735
States and political subdivisions	1,393	4,667	12,430	14,099	—	32,589
Mortgage-backed	—	—	—	—	164,342	164,342
Asset-backed	—	—	—	—	35,496	35,496
Total	12,369	18,638	18,186	16,299	199,838	265,330
Percent of Total	4.7%	7.0%	6.9%	6.1%	75.3%	100%
Weighted Average Yield	1.92%	2.37%	2.87%	3.43%	3.11%	3.01%

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

The Company’s 2019 consolidated financial statements have been audited by Crowe LLP, an independent registered public accounting firm.

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Kentucky Bancshares, Inc.

Paris, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ Crowe LLP

Crowe LLP

We have served as the Company's auditor since 1998.

Washington, D.C.

March 10, 2020

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and December 31, 2018

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollar amounts in thousands except per share data)

	2019	2018
ASSETS
Cash and due from banks	$21,922	$25,835
Federal funds sold	260	266
Cash and cash equivalents	22,182	26,101
Interest bearing time deposits	2,375	2,175
Securities available for sale	265,330	315,369
Loans held for sale	2,144	1,203
Loans	744,313	686,144
Allowance for loan losses	(8,460)	(8,127)
Net loans	735,853	678,017
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	2,148	830
Bank premises and equipment, net	19,429	17,349
Interest receivable	4,166	4,150
Mortgage servicing rights	1,573	1,536
Goodwill	14,001	14,001
Other intangible assets	136	238
Bank owned life insurance	18,165	10,198
Operating lease right of use asset	8,195	—
Other assets	8,059	7,811
Total assets	$1,110,790	$1,086,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$235,268	$231,429
Time deposits, $250,000 and over	43,345	59,736
Other interest bearing	564,040	559,277
Total deposits	842,653	850,442
Repurchase agreements	5,994	8,077
Short-term Federal Home Loan Bank advances	25,000	11,600
Long-term Federal Home Loan Bank advances	91,418	88,852
Note payable	—	2,718
Subordinated debentures	7,217	7,217
Interest payable	1,170	893
Operating lease liability	8,350	—
Other liabilities	9,725	9,420
Total liabilities	991,527	979,219

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,913,922 and 5,955,242 shares issued and outstanding at December 31, 2019 and December 31, 2018	21,447	21,170
Retained earnings	96,903	89,101
Accumulated other comprehensive income (loss)	913	(3,478)
Total stockholders’ equity	119,263	106,793
Total liabilities and stockholders’ equity	$1,110,790	$1,086,012

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

(in thousands, except per share data)	2019	2018
Interest income
Loans, including fees	$37,039	$34,063
Securities
Taxable	6,564	6,017
Tax exempt	1,037	1,829
Other	892	723
	45,532	42,632
Interest expense
Deposits	6,240	4,241
Repurchase agreements and other borrowings	55	133
Federal Home Loan Bank advances	2,183	1,910
Note payable	117	153
Subordinated debentures	388	365
	8,983	6,802

Net interest income	36,549	35,830
Provision for loan losses	1,250	500
Net interest income after provision for loan losses	35,299	35,330

Other income
Service charges	5,368	5,266
Loan service fee income, net	140	233
Trust department income	1,411	1,348
Securities gains (losses), net	857	(65)
Gain on sale of loans	1,552	1,560
Brokerage income	543	665
Debit card interchange income	3,470	3,273
Income from bank-owned life insurance	439	262
Other	459	594
	14,239	13,136
Other expenses
Salaries and employee benefits	19,187	18,938
Occupancy expense	4,066	3,944
Legal and professional fees	1,183	908
Data processing	2,425	1,953
Debit card expenses	1,996	1,767
Advertising and marketing	824	859
Taxes other than payroll, property and income	1,314	1,215
Loss on limited partnership	635	624
Other	3,678	4,174
	35,308	34,382

Income before income taxes	14,230	14,084
Provision for income taxes	1,077	1,654

Net income	$13,153	$12,430

Earnings per share:
Basic	$2.21	$2.09
Diluted	2.21	2.09

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2019	2018
Net income	$13,153	$12,430

Other comprehensive income (loss)

Unrealized gains (losses) on securities arising during the period	6,357	(3,205)
Reclassification of realized amount	(857)	65
Net change in unrealized gain (loss) on securities	5,500	(3,140)
Less: Tax impact	(1,155)	659
Net of tax	4,345	(2,481)

Unrealized gain on cash flow hedge
Unrealized holding gain	46	—

Total other comprehensive income	4,391	(2,481)

Comprehensive income	$17,544	$9,949

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31,

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balances, January 1, 2018	5,943,044	$20,931	$80,395	$(997)	$100,329

Common stock issued (employee stock grants of 9,036 shares, net of 2,404 shares forfeited, director stock grants of 1,962 shares and director stock options excercised of 1,200 shares)	12,198	64	—	—	64
Stock compensation expense	—	175	—	—	175
Other comprehensive loss	—	—	—	(2,481)	(2,481)
Net income	—	—	12,430	—	12,430
Dividends declared - $0.625 per share	—	—	(3,724)	—	(3,724)
Balances, December 31, 2018	5,955,242	$21,170	$89,101	$(3,478)	$106,793

Common stock issued (employee stock grants of 21,856 shares, net of 1,524 shares forfeited, and director stock grants of 2,824 shares)	24,680	295	—	—	295
Stock compensation expense	—	220	—	—	220
Common stock purchased and retired	(66,000)	(238)	(1,306)	—	(1,544)
Other comprehensive income	—	—	—	4,391	4,391
Net income	—	—	13,153	—	13,153
Dividends declared - $0.68 per share	—	—	(4,045)	—	(4,045)
Balances, December 31, 2019	5,913,922	$21,447	$96,903	$913	$119,263

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

(in thousands)	2019	2018
Cash flows from operating activities
Net income	$13,153	$12,430
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,206	1,244
Amortization (accretion), net	(384)	(343)
Provision for loan losses	1,250	500
Securities amortization, net	761	850
Securities (gains) losses, net	(857)	65
Net increase in cash surrender value of bank-owned life insurance	(467)	(198)
Originations of loans held for sale	(71,240)	(62,616)
Proceeds from sale of loans	71,851	64,204
Gain on sale of loans	(1,552)	(1,560)
Stock based compensation expense	220	175
Losses (gain) on disposal of fixed assets	(12)	9
Losses (gain) on other real estate	(74)	(173)
Write-downs of other real estate, net	54	—
Deferred taxes	(366)	165
Changes in:
Interest receivable	(16)	(199)
Other assets	(882)	(894)
Interest payable	277	55
Other liabilities	305	1,837
Net cash from operating activities	$13,227	$15,551

Cash flows from investing activities
Net change in interest bearing time deposits	(200)	(345)
Purchases of securities, available for sale	(101,829)	(73,504)
Proceeds from sales of securities, available for sale	79,561	26,649
Purchase of bank-owned life insurance	(7,500)	(10,000)
Proceeds from principal payments and maturities of securities	77,903	45,344
Net change in loans	(60,021)	(37,454)
Purchases of bank premises and equipment	(3,291)	(2,063)
Capitalized expenditures for other real estate	(135)	(74)
Proceeds from sale of other real estate	267	2,022
Proceeds from sale of bank premises and equipment	17	—
Net cash from investing activities	$(15,228)	$(49,425)

Cash flows from financing activities
Net change in deposits	(7,789)	35,169
Net change in repurchase agreements and other borrowings	(2,083)	(11,823)
Net change in short-term advances from Federal Home Loan Bank	13,400	3,200
Long-term FHLB advances	18,500	16,394
Payments on long-term FHLB advances	(15,934)	(17,874)
Payments on note payable	(2,718)	(603)
Proceeds from issuance of common stock, including options and grants, including tax benefits	295	64
Purchase of common stock	(1,544)	—
Dividends paid	(4,045)	(3,724)
Net cash from financing activities	$(1,918)	$20,803

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2019	2018
Net change in cash and cash equivalents	$(3,919)	$(13,071)

Cash and cash equivalents at beginning of year	26,101	39,172

Cash and cash equivalents at end of year	$22,182	$26,101

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$8,706	$6,747
Income taxes	1,450	2,085

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$1,430	$201

Equity securities reclassified to other assets	—	264
In conjunction with the adoption of ASU 2016-02, as detailed in Note 6 of the consolidated financial statements, a net operating lease asset and a related lease liability was recognized at 1/1/2019	6,373	—
Lease liability arising from obtaining right of use asset	2,669	—

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

Subsequent Events:  The Company has evaluated subsequent events for recognition and disclosure through March 10, 2020 which is the date the financial statements were available to be issued.

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

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or fair value as determined by outstanding commitments from investors or current secondary market prices, calculated on the aggregate loan basis.  The Company also provides for any losses on uncovered commitments to lend or sell.  The Company sells loans with servicing rights retained.

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

Derivatives:  At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge.  These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair value changes.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income.  Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking both fair value hedges and cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.  The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.  The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $543 thousand and $543 thousand for the years ended December 31, 2019 and 2018 and are included in loan service fee income, net in the income statement.  Late fees and ancillary fees related to loan servicing are not material.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The investment recorded at both December 31, 2019  and 2018 was $4.2 million, respectively, and is included with other assets in the balance sheet.  During the years ended December 31, 2019 and 2018, the Company recognized amortization expense of $635 thousand and $624 thousand, respectively, which was included within other noninterest expense on the consolidated statements of income.

Leases:  The Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), including the adoption of the practical expedients, on January 1, 2019. Lessees are required to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The Company recorded an operating lease right of use asset of $8.2 million and an operating lease liability of $8.4 million, as of December 31, 2019, as a result of recording operating lease contracts where the Company is lessee.  The Company did not restate comparative periods. The operating lease right of use asset and the operating lease liability are included reported on the Company’s balance sheet in the accompanying consolidated statements of financial condition.

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

Comprehensive Income (Loss):  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and cashflow hedges, which are also recognized as a separate component of equity.

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

The new ASU adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.  The amendments in this update became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial.  The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that get migrated from LIBOR to new benchmark interest rates.  The Company has formed a working group, under the direction of the Chief Financial Officer, who is developing a transition plan for all exposed contracts migrating from LIBOR to SOFR.  Additionally, the working group is monitoring industry specific transition guidance around a LIBOR contract’s “fallback” language with the industry goal to minimize or eliminate value transfers resulting from the transition.

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

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors.  The reserve requirement was $4.5 million at December 31, 2019 and $4.5 million at December 31, 2018.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
December 31, 2019
U.S. treasury notes	$9,165	$3	$—	$9,168
U.S. government agencies	23,716	60	(41)	23,735
States and political subdivisions	31,950	661	(22)	32,589
Mortgage-backed - residential	113,629	634	(272)	113,991
Mortgage-backed - commercial	50,092	406	(147)	50,351
Asset-backed	35,682	55	(241)	35,496
Total	$264,234	$1,819	$(723)	$265,330

December 31, 2018
U.S. treasury notes	$4,032	$—	$(57)	$3,975
U.S. government agencies	41,122	515	(459)	41,178
States and political subdivisions	64,196	503	(495)	64,204
Mortgage-backed - residential	150,704	159	(3,614)	147,249
Mortgage-backed - commercial	49,484	—	(921)	48,563
Asset-backed	10,234	56	(90)	10,200
Total	$319,772	$1,233	$(5,636)	$315,369

The amortized cost and fair value of securities at December 31, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value
Due in one year or less	$12,350	$12,369
Due after one year through five years	18,624	18,638
Due after five years through ten years	17,902	18,186
Due after ten years	15,955	16,299
	64,831	65,492
Mortgage-backed - residential	113,629	113,991
Mortgage-backed - commercial	50,092	50,351
Asset-backed	35,682	35,496
Total	$264,234	$265,330

Proceeds from sales of securities during 2019 and 2018 were $79.6 million and $26.7 million. Gross gains of $896 thousand and $82 thousand and gross losses of $39 thousand and $147 thousand, were realized on those sales, respectively.  The tax provision related to these realized gains and losses was $180 thousand and $(14) thousand, respectively.

Securities with an approximate carrying value of $190.7 million and $264.1 million at December 31, 2019 and 2018, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Securities with unrealized losses at year end 2019 and 2018 not recognized in income are as follows:

December 31, 2019

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$6,171	$(18)	$4,396	$(23)	$10,567	$(41)
States and political subdivisions	859	(3)	1,199	(19)	2,058	(22)
Mortgage-backed - residential	32,718	(129)	14,583	(143)	47,301	(272)
Mortgage-backed - commercial	5,760	(25)	10,625	(122)	16,385	(147)
Asset-backed	21,786	(150)	6,962	(91)	28,748	(241)
Total temporarily impaired	$67,294	$(325)	$37,765	$(398)	$105,059	$(723)

December 31, 2018

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury notes	$—	$—	$3,975	$(57)	$3,975	$(57)
U.S. government agencies	—	—	21,102	(459)	21,102	(459)
States and political subdivisions	8,007	(125)	25,540	(370)	33,547	(495)
Mortgage-backed - residential	19,250	(144)	112,369	(3,470)	131,619	(3,614)
Mortgage-backed - commercial	—	—	45,949	(921)	45,949	(921)
Asset-backed	1,920	(90)	—	—	1,920	(90)
Total temporarily impaired	$29,177	$(359)	$208,935	$(5,277)	$238,112	$(5,636)

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

At December 31, 2019, eight U.S. government agency securities have unrealized losses of 0.5% from their amortized cost, eight commercial mortgage backed securities have unrealized losses of 0.9% from their amortized cost basis, thirty-two residential mortgage backed securities have unrealized losses of 0.6% from their amortized cost basis, five states and municipals have unrealized losses of 1.1% from their amortized cost basis and thirteen asset-backed securities which has an unrealized loss of 0.8%.  Management believes the declines in fair value from these and other securities are largely due to changes in interest rates.  The Company believes there is no other-than-temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 4 - LOANS

Loans at year-end were as follows:

	12/31/2019	12/31/2018
Commercial	$86,552	$86,149
Real estate construction	32,219	24,254
Real estate mortgage:
1-4 family residential	291,419	252,318
Multi-family residential	48,622	46,403
Non-farm & non-residential	204,908	196,674
Agricultural	57,166	60,049
Consumer	23,122	20,089
Other	305	208
Total	$744,313	$686,144

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2019 and 2018:

	Beginning				Ending
December 31, 2019	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$1,159	$(260)	$21	$—	$920
Real estate Construction	414	—	—	137	551
Real estate mortgage:
1-4 family residential	2,605	(168)	19	445	2,901
Multi-family residential	733	—	15	59	807
Non-farm & non-residential	1,649	(17)	—	11	1,643
Agricultural	420	—	8	(39)	389
Consumer	410	(397)	39	454	506
Other	58	(901)	724	162	43
Unallocated	679	—	—	21	700
	$8,127	$(1,743)	$826	$1,250	$8,460

	Beginning				Ending
December 31, 2018	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$975	$(23)	$10	$197	$1,159
Real estate Construction	462	—	—	(48)	414
Real estate mortgage:
1-4 family residential	2,316	(98)	272	115	2,605
Multi-family residential	640	—	10	83	733
Non-farm & non-residential	1,554	(31)	—	126	1,649
Agricultural	494	—	191	(265)	420
Consumer	582	(285)	51	62	410
Other	18	(823)	633	230	58
Unallocated	679	—	—	—	679
	$7,720	$(1,260)	$1,167	$500	$8,127

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $3.1 million and $2.8 million) in loans by portfolio segment and based on impairment method as of December 31, 2019 and December 31, 2018:

	Individually	Collectively
	Evaluated for	Evaluated for
As of December 31, 2019	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$920	$920
Real estate construction	—	551	551
Real estate mortgage:
1-4 family residential	2	2,899	2,901
Multi-family residential	50	757	807
Non-farm & non-residential	—	1,643	1,643
Agricultural	—	389	389
Consumer	—	506	506
Other	—	43	43
Unallocated	—	700	700
	$52	$8,408	$8,460
Loans:
Commercial	$—	$86,552	$86,552
Real estate construction	374	31,845	32,219
Real estate mortgage:
1-4 family residential	202	291,217	291,419
Multi-family residential	1,292	47,330	48,622
Non-farm & non-residential	1,799	203,109	204,908
Agricultural	842	56,324	57,166
Consumer	—	23,122	23,122
Other	—	305	305
Total	$4,509	$739,804	$744,313

	Individually	Collectively
	Evaluated for	Evaluated for
As of December 31, 2018	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$191	$968	$1,159
Real estate construction	—	414	414
Real estate mortgage:
1-4 family residential	10	2,595	2,605
Multi-family residential	—	733	733
Non-farm & non-residential	—	1,649	1,649
Agricultural	—	420	420
Consumer	—	410	410
Other	—	58	58
Unallocated	—	679	679
	$201	$7,926	$8,127
Loans:
Commercial	$191	$85,958	$86,149
Real estate construction	374	23,880	24,254
Real estate mortgage:
1-4 family residential	1,003	251,315	252,318
Multi-family residential	1,973	44,430	46,403
Non-farm & non-residential	227	196,447	196,674
Agricultural	1,164	58,885	60,049
Consumer	—	20,089	20,089
Other	—	208	208
Total	$4,932	$681,212	$686,144

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(in thousands):	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction	$374	$374	$—	$374	$—	$—
Real estate mortgage:
Non-farm & non-residential	1,799	1,799	—	1,013	17	$17
Agricultural	842	842	—	1,003	18	18
With an allowance recorded:
Real estate mortgage
1-4 family residential	202	202	2	603	35	35
Multi-family residential	1,292	1,292	50	646	54	54
Total	$4,509	$4,509	$52	$3,639	$124	$124

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(in thousands):	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction	$374	$374	$—	$187	$3	$3
Real estate mortgage:
1-4 family residential	1,973	1,973	—	1,991	101	101
Non-farm & non-residential	227	227	—	679	12	12
Agricultural	1,164	1,164	—	724	54	54
With an allowance recorded:
Commercial	191	191	191	96	18	18
Real estate mortgage
1-4 family residential	1,003	1,003	10	605	13	13
Total	$4,932	$4,932	$201	$4,282	$201	$201

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Nonaccrual loans secured by real estate make up 85.8% of the total nonaccrual loans.

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

The following tables present the recorded investment in nonaccrual loans, loans past due over 89 days still accruing, and troubled debt restructurings by class of loans as of December 31, 2019 and 2018:

		Loans Past Due
		Over 89 Days
		Still	Troubled Debt
As of December 31, 2019	Nonaccrual	Accruing	Restructurings
Real estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	845	47	—
Multi-family residential	—	1,292	—
Non-farm & non-residential	1,799	121	—
Agricultural	—	7	—
Consumer	63	32	—
Total	$3,081	$1,499	$—

		Loans Past Due
		Over 89 Days
		Still	Troubled Debt
As of December 31, 2018	Nonaccrual	Accruing	Restructurings
Commercial	$191	$—	$—
Real estate construction	—	374	—
Real estate mortgage:
1-4 family residential	525	784	—
Non-farm & non-residential	156	14	—
Agricultural	252	—	—
Consumer	17	10	—
Total	$1,141	$1,182	$—

The following tables present the aging of the recorded investment in past due and non-accrual loans as of December 31, 2019 and 2018 by class of loans:

December 31, 2019

	30–59	60–89	Greater than		Total
	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$326	$25	$—	$—	$351	$86,201
Real estate construction	—	—	—	374	374	31,845
Real estate mortgage:
1-4 family residential	2,734	274	47	845	3,900	287,519
Multi-family residential	—	—	1,292	—	1,292	47,330
Non-farm & non-residential	302	19	121	1,799	2,241	202,667
Agricultural	704	—	7	—	711	56,455
Consumer	158	17	32	63	270	22,852
Other	—	—	—	—	—	305
Total	$4,224	$335	$1,499	$3,081	$9,139	$735,174

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

December 31, 2018

	30–59	60–89	Greater than		Total
	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$10	$24	$—	$191	$225	$85,924
Real estate construction	309	—	374	—	683	23,571
Real estate mortgage:
1-4 family residential	2,158	563	784	525	4,030	248,288
Multi-family residential	951	—	—	—	951	45,452
Non-farm & non-residential	68	84	14	156	322	196,352
Agricultural	502	15	—	252	769	59,280
Consumer	119	15	10	17	161	19,928
Other	—	—	—	—	—	208
Total	$4,117	$701	$1,182	$1,141	$7,141	$679,003

Troubled Debt Restructurings:

At December 31, 2019 and 2018, the Company did not have any loans designated as troubled debt restructurings.

For the years ending December 31, 2019 and 2018, no loans modified as troubled debt restructurings defaulted on payment.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following tables present the risk category of loans by class of loans, based on the most recent analysis performed, as of December 31, 2019 and 2018:

December 31, 2019

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$83,515	$2,785	$252	$—
Real estate construction	30,462	1,363	394	—
Real estate mortgage:
1-4 family residential	283,048	3,435	4,932	4
Multi-family residential	43,193	4,137	1,292	—
Non-farm & non-residential	195,800	7,169	1,939	—
Agricultural	51,352	4,459	1,355	—
Total	$687,370	$23,348	$10,164	$4

December 31, 2018

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$84,911	$994	$53	$191
Real estate construction	23,857	—	397	—
Real estate mortgage:
1-4 family residential	244,382	2,685	5,201	50
Multi-family residential	43,248	1,182	1,973	—
Non-farm & non-residential	188,186	7,967	503	18
Agricultural	54,654	3,715	1,680	—
Total	$639,238	$16,543	$9,807	$259

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 89 days past due or on non-accrual status, and total $95 thousand at December 31, 2019 and $27 thousand at December 31, 2018.

Non-consumer loans with an outstanding balance less than $200 thousand are evaluated similarly to consumer loans. Loan performance is evaluated based on delinquency status. Both are reviewed at least quarterly and credit quality grades are updated as needed.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2019 and 2018.  An analysis of the activity with respect to all director and executive officer loans is as follows:

	2019	2018
Balance, beginning of year	$828	$930
New loans	138	14
Effect of change in composition of related parties	783	—
Repayments	(416)	(116)
Balance, end of year	$1,333	$828

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $227.2 million and $217.0 million at December 31, 2019 and 2018.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.3 million and $977 thousand at December 31, 2019 and 2018.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Activity for mortgage servicing rights and the related valuation allowance follows:

	2019	2018
Servicing Rights:
Beginning balance	$1,536	$1,511
Additions	299	335
Amortization	(333)	(327)
Change in valuation allowance	71	17
Ending balance	$1,573	$1,536

Valuation Allowance:
Beginning balance	$39	$56
Additions expensed	155	39
Reductions credited to operations	84	56
Ending balance	$110	$39

The fair value of servicing rights was $2.0 million at December 31, 2019 and $2.1 million at December 31, 2018.  Fair value at year-end 2019 was determined using a discount rate of 12.0%, prepayment speeds ranging from 8.8% to 19.9%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%. Fair value at year-end 2018 was determined using a discount rate of 12.0%, prepayment speeds ranging from 6.6% to 25.0%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 22.0 years.  Estimated amortization expense for each of the next five years is:

2020	$137
2021	118
2022	102
2023	89
2024	79

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2019	2018
Land and buildings	$22,780	$22,090
Furniture and equipment	20,028	19,363
Construction in process	1,934	66
	44,742	41,519
Less accumulated depreciation	(25,313)	(24,170)
	$19,429	$17,349

Depreciation expense was $1.2 million and $1.2 million in 2019 and 2018.

Certain premises, not included in premises and equipment above, are leased under operating leases.  Please refer to Note 6 for information pertaining to the Company’s operating leases.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 6 - LEASES

On January 1, 2019, the Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842).” Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer 12 months.  As of the adoption date, the Company was obligated under six operating leases.  In the second quarter of 2019, the Company entered into one new operating lease for land in Lexington, KY which will be used to construct a new branch building on.  As of December 31, 2019, the Company is obligated under seven operating leases, three of which are for building leases and four of which are for land leases, with terms extending through 2078. The Company's lease agreements include options to renew at the Company's discretion. The extensions are reasonably certain to be exercised with the exception of one lease agreement which expires in 2020 and is for additional office space.  As of December 31, 2019, we do not intend to exercise the option to renew this lease and assumptions used in estimating our operating lease right of use asset and operating lease liability were updated accordingly.  In first and second quarter filings during 2019, we did assume we would renew the lease.  The change in assumptions had minimal impact on the recorded lease estimates recorded on the Company’s balance sheet.  The lease agreements with options that we are reasonably certain will be exercised were considered in the calculation of the ROU asset and lease liability.

	Statement of
	Financial Condition
	Location	December 31, 2019
		(in thousands)
Operating Lease Right of Use Asset:
Gross Carrying Amount		$8,857
Accumulated Amortization		(662)
Net Book Value	Operating lease right of use asset	$8,195

Operating Lease Liabilities
Right of use lease obligations	Operating lease liability	$8,350

As of December 31, 2019, the weighted-average remaining lease term for operating leases was 35.4 years and the weighted- average discount rate used in the measurement of operating lease liabilities was 4.13%. The Company utilized the FHLB fixed rate advance rate as of December 31, 2018 for the term most closely aligning with the remaining lease term for lease obligations in existence as of December 31, 2018.  The Company utilized the FHLB fixed rate advance rate as of April 30, 2019 as a basis for determing the discount rate for one contract which was entered into during April 2019.

Year Ended
December 31, 2019
(in thousands)
Lease Cost:
Operating lease cost	$662
Total lease cost	$662

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$350

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Maturity analysis of liabilities under operating leases with terms longer than 12 months, are as follows at December 31, 2019:

As of December 31, 2019
(in thousands)
Twelve months ended September 30,
2020	$533
2021	521
2022	527
2023	531
2024	545
Thereafter	18,847
Total undiscounted lease payments	$21,504
Amounts representing interest	(13,154)
Lease liability	$8,350

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

	2019	2018
Beginning of year	$14,001	$14,001
Impairment	—	—
End of year	$14,001	$14,001

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

Our annual impairment analysis as of December 31, 2019 indicated that the Step 2 analysis was not necessary.  If needed, Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Acquired intangible assets were as follows at year-end:

	2019		2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$800	$664	$800	$562

Aggregate amortization expense was $102 thousand and $131 thousand 2019 and 2018.

Estimated amortization expense for each of the next five years:

2020	$74
2021	45
2022	17
2023	—
2024	—

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 8 - DEPOSITS

Time deposits of $250 thousand or more were $43.3 million and $59.7 million at year-end 2019 and 2018, respectively.

At December 31, 2019, the scheduled maturities of time deposits for the next five years are as follows:

2020	$160,003
2021	29,020
2022	12,040
2023	5,972
2024	5,431

Certain directors and executive officers of the Company and companies in whom they have beneficial ownership are deposit customers of the Bank. These deposits totaled approximately $2.8 million and $2.1 million at December 31, 2019 and 2018.

NOTE 9 - REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under agreements to repurchase are secured by U.S. Government agency securities with a total carrying amount of $12.1 million and $13.9 million at year-end 2019 and 2018.

Repurchase agreements range in maturities from 1 day to 29 months.  The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement.  Information concerning repurchase agreements for 2019 and 2018 is summarized as follows:

	2019	2018	2017
Average daily balance during the year	$6,996	$9,313	$21,989
Average interest rate during the year	0.53%	0.67%	0.47%
Maximum month-end balance during the year	$8,947	$9,751	$24,070
Weighted average interest rate at year end	0.50%	0.60%	0.52%

On July 20, 2015, the Company borrowed $5 million which had an outstanding balance of $0 at December 31, 2019 and  $2.7 million at December 31, 2018. The term loan had a fixed interest rate of 5.02%, required quarterly principal and interest payments, matured July 20, 2025 and was collateralized by Kentucky Bank stock. The Company prepaid the outstanding balance of the loan in December 2019.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2019	2018
Short-Term Advances
Maturities in January, March and May 2020, fixed rates from 1.73% to 2.26% with a weighted-average rate of 1.80% as of 12/31/19 and 2.57% as of 12/31/18	$25,000	$11,600
Long-Term Advances
Maturities range from January 2020 through March 2030, fixed rates from 1.40% to 5.37%, with a weighted-average rate of 2.13% as of 12/31/19 and 2.05% as of 12/31/18	91,418	88,852

Advances are paid either on a monthly basis or at maturity.  All advances require a prepayment penalty, and are secured by the Federal Home Loan Bank stock and substantially all 1-4 family first-mortgage residential, multi-family and farm real estate loans under a blanket lien arrangement at December 31, 2019 and 2018.  Based on this collateral and the Company’s holding of Federal Home Loan Bank stock, the Company is eligible to borrow up to an additional $91.1 million at December 31, 2019.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Scheduled principal payments due on advances during the years subsequent to December 31, 2019 are as follows:

2020	$45,934
2021	18,661
2022	18,500
2023	14,445
2024	13,798
Thereafter	5,080
$116,418

NOTE 11 - SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”).  The Trust issued $217 thousand of common securities to the Company and $7 million of trust preferred securities as part of a pooled offering of such securities.  The Company issued $7.2 million subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust.  The debentures paid interest quarterly at 7.06% for the first 5 years.  Starting September 2008, the rate converted to three-month LIBOR plus 3.00% adjusted quarterly, which was 4.91% at year-end 2019.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

NOTE 12 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Year Ended
	12/31/2019	12/31/2018
Service charges	$5,368	$5,266
Trust department income	1,411	1,348
Brokerage income	543	665
Debit card interchange income	3,470	3,273
Total	$10,792	$10,552

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

NOTE 13 - INCOME TAXES

Income tax expense was as follows:

	2019	2018
Current Expense
Federal	$1,443	$1,489

Deferred Expense
Federal	240	165
State	(606)	—
	$1,077	$1,654

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Year-end deferred tax assets and liabilities were due to the following.  No valuation allowance for the realization of deferred tax assets is considered necessary.

	2019	2018
Deferred tax assets
Allowance for loan losses	$2,129	$1,722
Other real estate owned	35	32
Nonaccrual loan interest	19	14
Accrued expenses	197	162
Acquisition market value adjustments	9	118
Unrealized loss on securities	—	925
Low income housing investments	212	189
Unearned income	105	135
Net operating loss	407	380
Operating lease liability	2,083	—
Other	76	80

Deferred tax liabilities
Bank premises and equipment	(619)	(716)
FHLB stock	(960)	(808)
Prepaid expenses	(495)	(213)
Mortgage servicing rights	(383)	(323)
Core deposit intangibles	(31)	(50)
Unrealized gain on securities	(265)	—
Operating lease right of use asset	(2,083)	—
Valuation Allowance	(5)	(380)
Other	(10)	(57)
Net deferred tax asset (liability)	$421	$1,210

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2019	2018
U. S. federal income tax rate	21.0%	21.0%
Changes from the statutory rate
State deferred tax benefit	(4.3)	—
Tax-exempt interest income	(3.3)	(4.4)
Tax-exempt BOLI income	(0.7)	(0.4)
Historic and low income tax credits	(3.9)	(4.0)
Insurance captive	(1.1)	(1.0)
Non-deductible interest expense related to carrying tax-exempt investments	0.2	0.2
Other	(0.3)	0.4
	7.6%	11.7%

Federal income tax laws provided the First Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $272 thousand liability at December 31, 2019.  The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve.  However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $272 thousand would be recorded as expense.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

On April 9, 2019, Governor Bevin signed House Bill 458 into law which, among other things, allows a taxpayer to utilize certain net operating loss (“NOL”) carryforwards to offset up to 50% of other members’ Kentucky taxable income in the combined filing group starting in 2021.

As a result of these tax law changes, we recorded a deferred tax asset of $606 thousand during 2019.

Unrecognized Tax Benefits

Kentucky deferred tax asset amounts and the related valuation allowance for Kentucky Bancshares’ net operating losses were previously reported as net due to a full valuation allowance and immaterial amounts.  The 2018 amounts reported herein have been revised to report the items gross.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2019 and 2018.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2016.

NOTE 14 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2019	2018
Basic and Diluted Earnings Per Share
Net income	$13,153	$12,430
Weighted average common shares outstanding	5,953	5,924
Basic and diluted earnings per share	$2.21	$2.09

Restricted stock grants for 2019 and 2018 were excluded in shares outstanding for purposes of computing basic and diluted earnings per share.

NOTE 15 - RETIREMENT PLAN

The Company has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision.  Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors.  Expense recognized in connection with the plan was $899 thousand and $916 thousand in 2019 and 2018.

NOTE 16 - STOCK BASED COMPENSATION

The Company has two share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $220 thousand and $175 thousand for 2019 and 2018.

2005 Restricted Stock Grant Plan

Under the Company’s expired 2005 Restricted Stock Grant Plan, total shares issuable under the plan were 100,000.  There were no shares issued during 2019 and 2018.  There were 90 shares forfeited during 2019 and 178 shares forfeited during 2018.  Since the plan has expired, as of December 31, 2019, no additional restricted stock share awards will be issued.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2019	5,924	$77,404	$13.07
Vested	(4,254)	(54,566)	12.83
Forfeited	(90)	(1,232)	13.69
Nonvested at December 31, 2019	1,580	$21,606	$13.67

Nonvested shares as of December 31, 2009 in the 2005 restricted grant plan will fully vest in January 2020.  The total grant-date fair value of shares vested during the years ended December 31, 2019 and 2018 was $55 thousand and $72 thousand.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options, restricted stock share awards and other share based awards.  Total shares issuable under the plan are 300,000.  There were 23,380 shares issued during 2019 and 11,440 shares issued during 2018.  There were 1,434 shares forfeited during 2019 and 2,226 shares forfeited during 2018.  No additional restricted stock share awards will be issued from the 2009 Stock Award Plan.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2019	25,778	$482,213	$18.71
Granted	23,380	549,430	23.50
Vested	(9,242)	(175,749)	19.02
Forfeited	(1,434)	(29,960)	20.89
Nonvested at December 31, 2019	38,482	$825,935	$21.46

As of December 31, 2019 the total unrecognized compensation cost related to nonvested shares granted under the Plan is expected to be recognized over a weighted-average period of 3.5 years.  The total grant-date fair value of shares vested during the years ended December 31, 2019 and 2018 was $176 thousand and $81 thousand.

2019 Stock Award Plan

On May 21, 2019, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 300,000.  There have been no shares issued from the 2019 Stock Award Plan as of December 31, 2019.

NOTE 17 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years.  During 2019 the Bank could, without prior approval, declare dividends on any 2020 net profits retained to the date of the dividend declaration plus $10.1 million.

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

Equity Securities:   The fair values for equity securities are determined by quoted market prices, if available (Level 1).  The Company has included equity securities in other asets on the Company’s Balance Sheet.

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

December 31, 2019

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
U.S. treasury notes	$9,168	$—	$9,168	$—
U. S. government agencies	23,735	—	23,735	—
States and political subdivisions	32,589	—	32,589	—
Mortgage-backed - residential	113,991	—	113,991	—
Mortgage-backed-commercial	50,351	—	50,351	—
Asset-backed	35,496	—	35,496	—
Derivatives and financial instrument assets	263	—	263	—
Other Assets	292	292	—	—
Total	$265,885	$292	$265,593	$—

Financial Liabilities
Derivatives and financial instrument liabilities	$164	$—	$164	$—

December 31, 2018

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$3,975	$—	$3,975	$—
U. S. government agencies	41,178	—	41,178	—
States and political subdivisions	64,204	—	64,204	—
Mortgage-backed - residential	147,249	—	147,249	—
Mortgage-backed - commercial	48,563	—	48,563	—
Asset-backed	10,200	—	10,200	—
Other Assets	284	284	—	—
Total	$315,653	$284	$315,369	$—

There were no transfers between level 1 and level 2 during 2019 or 2018.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2019 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real estate mortgage:
1-4 family residential	$200	$—	$—	$200
Multi-family residential	1,242	—	—	1,242
Other real estate owned, net:
Real estate mortgage:
1-4 family residential	40	—	—	40
Commercial	246	—	—	246
Agricultural	233	—	—	233
Mortgage servicing rights	1,107	—	—	1,107

	Fair Value Measurements at December 31, 2018 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$993	$—	$—	$993
Other real estate owned, net:
Commercial	246	—		246
Mortgage servicing rights	430	—	—	430

Impaired loans measured for impairment using the fair value of the collateral had a net carrying amount of $1.4 million, with a valuation allowance of $52 thousand at December 31, 2019.  During 2019, two new loans became impaired resulting in an additional provision for loan losses of $50 thousand.  The total allowance for specific impaired loans decreased $149 thousand for the year ending December 31, 2019.

At December 31, 2018, impaired loans measured for impairment using the fair value of the collateral had a net carrying amount of $993 thousand, with a valuation allowance of $201 thousand.  During 2018, eight new loans became impaired resulting in an additional provision for loan losses of $201 thousand.  The total allowance for specific impaired loans increased $178 thousand for the year ending December 31, 2018.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $519 thousand, which is made up of the outstanding balance of $980 thousand, net of a valuation allowance of $461 thousand at December 31, 2019.  Fair value adjustments of other real estate were a net write-down of $54 thousand for the year ended December 31, 2019.  At December 31, 2018, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $246 thousand, which was made up of the outstanding balance of $653 thousand, net of a valuation allowance of $407 thousand at December 31, 2018.  There were no fair value adjustments to other real estate owned for the year ended December 31, 2018.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Certain impaired loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $1.1 million, which is made up of the outstanding balance of $1.2 million, net of a valuation allowance of $110 thousand at December 31, 2019.  Fair value adjustments for the loan servicing rights netted to net write-downs of  $71 thousand for the year ended December 31, 2019.  At December 31, 2018, impaired loan servicing rights were carried at their fair value of $430 thousand, which was made up of the outstanding balance of $469 thousand, net of a valuation allowance of $39 thousand at December 31, 2018.  Fair value adjustments netted to a positive adjustment of $17 thousand for the year ended December 31, 2018.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019 and 2018:

				Range
December 31, 2019	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate mortgage:
1-4 family residential	$200	sales comparison	adjustment for differences between the comparable sales	(1)% - 21%	(1)%
Multi-family residential	1,242	income approach	capitalization rate	7% - 7%	(7)%
Other real estate owned:
Real estate mortgage:
1-4 family residential	40	sales comparison	adjustment for differences between the comparable sales	(4)% - 11%	(29)%
Commercial	246	sales comparison	adjustment for differences between the comparable sales	(6)% - 8%	(62)%
Agricultural	233	sales comparison	adjustment for differences between the comparable sales	0% - 26%	(14)%

Mortgage servicing rights	1,107	discounted cash flow	constant prepayment rates	9% - 20%	(12)%

				Range
December 31, 2018	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family residential	$993	sales comparison	adjustment for differences between the comparable sales	(21)% - 7%	(7)%
Other real estate owned:
Commercial	246	income approach	capitalization rate	10% - 10%	(10)%
Mortgage servicing rights	430	discounted cash flow	constant prepayment rates	7% - 25%	(9)%

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2019 and December 31, 2018 are as follows:

December 31, 2019:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$22,182	$22,182	$—	$—	$22,182
Interest bearing time deposits	2,375	2,375	—	—	2,375
Securities available for sale	265,330	—	265,330	—	265,330
Loans held for sale	2,144	—	2,171	—	2,171
Net Loans	735,853	—	—	735,060	735,060
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,166	—	1,035	3,131	4,166
Derivative and financial instruments	263	—	263	—	263
Other assets	292	292	—	—	292

Financial liabilities
Total deposits	$842,653	$630,948	$210,892	$—	$841,840
Repurchase agreements	5,994	—	5,993	—	5,993
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Long-term Federal Home Loan Bank advances	91,418	—	91,397	—	91,397
Subordinated debentures	7,217	—	—	7,213	7,213
Interest payable	1,170	—	1,156	14	1,170
Derivative and financial instruments	164	—	164	—	164

December 31, 2018:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$26,101	$26,101	$—	$—	$26,101
Interest bearing time deposits	2,175	2,175	—	—	2,175
Securities available for sale	315,369	—	315,369	—	315,369
Loans held for sale	1,203	—	1,224	—	1,224
Net Loans	678,017	—	—	666,942	666,942
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,150	—	1,346	2,804	4,150

Financial liabilities
Total deposits	$850,442	$620,885	$226,734	$—	$847,619
Repurchase agreements	8,077	—	8,009	—	8,009
Short-term Federal Home Loan Bank advances	11,600	—	11,592	—	11,592
Long-term Federal Home Loan Bank advances	88,852	—	84,983	—	84,983
Note payable	2,718	—	2,841	—	2,841
Subordinated debentures	7,217	—	—	7,213	7,213
Interest payable	893	—	877	16	893

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

NOTE 19 - OFF-BALANCE SHEET ACTIVITIES AND COMMITMENTS

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$—	$117,265	$—	$117,660
Commitments to make loans	1,810	26,933	6,004	11,196
Letters of credit	—	461	—	552

Unused lines of credit are substantially all at variable rates.  Commitments to make loans are generally made for a period of 60 days or less and are originated at current market rates ranging from 4.00% to 4.90% with maturities ranging up to 30 years.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 20 - CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities and cashflow hedges are not included in computing regulatory capital.  Management believes as of December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented below as of December 31, 2019 and December 31, 2018:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2019
Bank Only
Total Capital (to Risk-Weighted Assets)	$111,294	14.7%	$60,584	8.0%	$75,731	10.0%
Tier I Capital (to Risk-Weighted Assets)	102,759	13.6	45,438	6.0	60,584	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	102,759	13.6	34,079	4.5	49,225	6.5
Tier I Capital (to Average Assets)	102,759	9.3	44,164	4.0	55,206	5.0

December 31, 2018
Bank Only
Total Capital (to Risk-Weighted Assets)	$105,345	14.7%	$57,496	8.0%	$71,870	10.0%
Tier I Capital (to Risk-Weighted Assets)	97,143	13.5	43,122	6.0	57,496	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	97,143	13.5	32,341	4.5	46,715	6.5
Tier I Capital (to Average Assets)	97,143	9.2	42,348	4.0	53,047	5.0

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 21 – DERIVATIVES AND FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, the Company uses derivative instruments, including interest rate swaps.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.

Cash Flow Hedges:  Interest rate swaps with notional amounts totaling $14 million and $0 as of December 31, 2019 and 2018, were designated as cash flow hedges of certain rolling three month term FHLB advances and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.  The carrying value of the cash flow hedge asset was $46 thousand and $0 as of December 31, 2019 and 2018 and was included in loan balances on the Company’s balance sheet.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $17 million and $0 as of December 31, 2019 and 2018, were designated as fair value last of layer hedges of certain fixed rate prepayable loans.  The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. The carrying value of the fair value hedge asset was $169 thousand and $0 as of December 31, 2019 and 2018 and was included in loan balances on the Company’s balance sheet.

Derivatives Not Designated as Hedges:  The Company also enters into interest rates swaps with its loan customers.  The notional amounts of interest rate swaps with its loan customer as of December 31, 2019 and 2018 were $7.4 million and $4.6 million.  The Company enters into corresponding offsetting derivatives with third parties.  While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.  The carrying value of the fair value asset was $48 thousand and $37 thousand as of December 31, 2019 and 2018 and was included in other assets on the Company’s balance sheet.

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

As of December 31,

	2019	2018
	(In Thousands)
ASSETS
Cash on deposit with subsidiaries	$6,048	$6,793
Investment in subsidiaries	119,804	109,723
Other assets	642	228
Total assets	$126,494	$116,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Note payable	$—	$2,718
Subordinated debentures	7,217	7,217
Other Liabilities	14	16
Stockholders’ equity
Preferred stock	—	—
Common stock	21,447	21,170
Retained earnings	96,903	89,101
Accumulated other comprehensive income	913	(3,478)
Total liabilities and stockholders’ equity	$126,494	$116,744

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Condensed Statements of Income and Comprehensive Income

Years Ended December 31,

	2019	2018
	(In Thousands)
Income
Dividends from subsidiary	$8,140	$8,000
Securities gains (losses), net	—	(26)
Total income	8,140	7,974

Expenses
Interest expense	505	518
Other expenses	291	240
Total expenses	796	758

Income before income taxes and equity in undistributed income of subsidiary	7,344	7,216

Applicable income tax benefits	569	165

Income before equity in undistributed income of subsidiary	7,913	7,381

Equity in undistributed income of subsidiaries	5,240	5,049

Net income	$13,153	$12,430

Comprehensive income (loss)	$17,544	$9,949

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

Years Ended December 31,

	2019	2018
	(In Thousands)
Cash flows from operating activities
Net income	$13,153	$12,430
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiary	(5,240)	(5,049)
Securities losses	—	26
Change in other assets	(414)	102
Change in other liabilities	(2)	(40)
Net cash from operating activities	7,497	7,469

Cash flows from investing activities
Proceeds from sales of securities, available for sale	—	24
Net cash from investing activities	—	24

Cash flows from financing activities
Payments on note payable	(2,718)	(603)
Dividends paid	(4,045)	(3,724)
Proceeds from issuance of common stock	65	64
Purchase of common stock	(1,544)	—
Net cash from financing activities	(8,242)	(4,263)

Net change in cash	(745)	3,230

Cash at beginning of year	6,793	3,563

Cash at end of year	$6,048	$6,793

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted
2019
First quarter	$11,179	$8,939	$2,811	$0.47	$0.47
Second quarter	11,360	9,059	3,237	0.54	0.54
Third quarter	11,512	9,310	3,616	0.61	0.61
Fourth quarter	11,481	9,241	3,489	0.59	0.59

2018
First quarter	$10,220	$8,794	$3,148	$0.53	$0.53
Second quarter	10,550	9,033	3,068	0.52	0.52
Third quarter	10,741	8,942	3,278	0.55	0.55
Fourth quarter	11,121	9,061	2,936	0.49	0.49

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Kentucky Bancshares’ management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2019, an evaluation was carried out by Kentucky Bancshares’ management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2019 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Kentucky Bancshares’ internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Kentucky Bancshares internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that Kentucky Bancshares’ internal control over financial reporting is effective as of December 31, 2019.

The effectiveness of Kentucky Bancshares’ internal control over financial reporting as of December 31, 2019 has been audited by Crowe, LLP, an independent registered public accounting firm that audited Kentucky Bancshares’ consolidated financial statements included in this annual report.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Set forth below is information about our executive officers who do not serve as Directors, including their business experience for at least the past five years and their ages as of March 10, 2020.

Name	Age	Position with the Company

James B. Braden	41	Executive Vice President, Chief Operations
		Officer. Previously Chief Administration Officer from 2013 to 2017 and Director of Risk Management
		from 2010 to 2012. Also, previously a Senior Manager
		at a national public accounting firm serving
		financial institutions.

Brenda S. Bragonier	63	Senior Vice President, Director of Marketing
		since 1999.

Carol Caskey	62	Senior Vice President, Director of Human Resources
		since 2011. Previously an Associate Relations
		Consultant at a national health insurance
		carrier.

Gregory J. Dawson	59	Senior Vice President, Chief Financial Officer
		since 1989.

James L. Elliott	73	Senior Vice President, Director of Wealth
		Management since 2013. Previously a Senior
		Vice President and Group Director of private
		financial services for a financial institution.
Shane Foley Norman J. Fryman	43 70

Excecutive Vice President, Director of Retail Banking.

Previously Vice President of Mortgage Lending from

2004 -2007 and Vice President of Commercial Lending

from 2007-2019.

Executive Vice President, Chief Credit Officer

		since 2010. Director of Sales and Service
		from 2004 to 2009.

Christopher Gorley	50	Senior Vice President, Director of Operations
		since 2013. Previously a Vice President and
		Chief Operations Officer with a community bank.

The remaining information required by Item 10 is hereby incorporated by reference under the headings “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 — Election of Directors” from the Company’s definitive proxy statement in connection with its 2020 annual meeting of stockholders which will be filed with the Commission pursuant to Regulation 14A (“2020 Proxy Statement”).

Item 11.   Executive Compensation

The information required by Item 11 is hereby incorporated by reference under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation of Named Executive Officers” in the 2020 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference under the heading “Stock Ownership of Directors and Executive Officers” in the 2020 Proxy Statement.  See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference under the headings “Corporate Governance” and “Transactions with Related Persons” in the 2020 Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference under the heading “Fees of Independent Registered Public Accounting Firm” in the 2020 Proxy Statement.

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

(a)(3)  Exhibits

Reference is made to the Exhibit Index beginning on Page E-1 hereof.

Kentucky Bancshares, Inc.

Exhibit Index

2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 24, 2006.
2.2	Agreement and Plan of Share Exchange with Madison Financial Corporation is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated January 21, 2015.
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

3.4	Second Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed dated December 4, 2019.
4.1	Description of Kentucky Bancshares capital stock.
10.1

Kentucky Bancshares, Inc. 1993 Non-Employee Directors Stock Ownership Incentive Plan is incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 (File No. 33-96358).

10.3	Employment Agreement for Louis Prichard as incorporated by reference to the Registrant’s Current Report on Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 3, 2008.
10.4	2005 Restricted Stock Grant Plan, including form of Award Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 22, 2005.
10.5	2009 Stock Award Plan, as incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009.

10.6	2019 Stock Award Plan, as incorporated by reference to Exhibit 4.1 of the Registrant’s on Form S-8 filed on December 20, 2019.
11	Computation of earnings per share - See Note 14 in the notes to the consolidated financial statements included in Item 8.
21	Subsidiaries of Registrant
23	Consent of Crowe, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Scheme Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Bancshares, Inc.
By:	/s/Louis Prichard
Louis Prichard, President and Chief Executive Officer, Director
March 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 10, 2020
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 10, 2020
Gregory J. Dawson, Chief Financial and Accounting Officer
/s/B. Proctor Caudill, Jr.	March 10, 2020
B. Proctor Caudill, Jr., Chairman of the Board, Director
/s/Shannon Bishop Arvin	March 10, 2020
Shannon Bishop Arvin, Director
/s/Henry Hinkle	March 10, 2020
Henry Hinkle, Director
/s/Mary McDowell Hoskins	March 10, 2020
Mary McDowell Hoskins, Director
/s/Ted McClain	March 10, 2020
Ted McClain, Director

/s/Jack W. Omohundro	March 10, 2020
Jack W. Omohundro, Director

/s/Edwin S. Saunier	March 10, 2020
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 10, 2020
Robert G. Thompson, Director

/s/ Woodford VanMeter	March 10, 2020
Woodford Van Meter, Director