Form 10-Q
period 2020-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2020-05-11
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of April 30, 2020:  5,946,998.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollar amounts in thousands)

	3/31/2020	12/31/2019
ASSETS
Cash and due from banks	$37,474	$21,922
Federal funds sold	292	260
Cash and cash equivalents	37,766	22,182
Interest bearing time deposits	2,375	2,375
Securities available for sale	247,187	265,330
Loans held for sale	4,990	2,144
Loans	778,327	744,313
Allowance for loan losses	(9,916)	(8,460)
Net loans	768,411	735,853
Federal Home Loan Bank stock	7,034	7,034
Real estate owned, net	2,110	2,148
Bank premises and equipment, net	19,999	19,429
Interest receivable	4,010	4,166
Mortgage servicing rights	1,504	1,573
Goodwill	14,001	14,001
Other intangible assets	114	136
Bank owned life insurance	18,308	18,165
Operating lease right of use asset	8,022	8,195
Other assets	7,547	8,059
Total assets	$1,143,378	$1,110,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$243,073	$235,268
Time deposits, $250,000 and over	45,741	43,345
Other interest bearing	564,403	564,040
Total deposits	853,217	842,653
Repurchase agreements	5,410	5,994
Short-term Federal Home Loan Bank advances	54,000	25,000
Long-term Federal Home Loan Bank advances	84,925	91,418
Subordinated debentures	7,217	7,217
Interest payable	1,217	1,170
Operating lease liability	8,210	8,350
Other liabilities	11,395	9,725
Total liabilities	1,025,591	991,527

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,946,998 and 5,913,922 shares issued and outstanding at March 31, 2020 and December 31, 2019	21,771	21,447
Retained earnings	97,584	96,903
Accumulated other comprehensive income (loss)	(1,568)	913
Total stockholders’ equity	117,787	119,263
Total liabilities and stockholders’ equity	$1,143,378	$1,110,790

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	3/31/2020	3/31/2019
INTEREST INCOME:
Loans, including fees	$9,380	$8,800
Securities
Taxable	1,469	1,829
Tax exempt	176	333
Other	110	217
Total interest income	11,135	11,179
INTEREST EXPENSE:
Deposits	1,468	1,537
Repurchase agreements and federal funds purchased	8	24
Federal Home Loan Bank advances	582	543
Note payable	—	34
Subordinated debentures	85	102
Total interest expense	2,143	2,240
Net interest income	8,992	8,939
Provision for loan losses	1,625	125
Net interest income after provision	7,367	8,814
NON-INTEREST INCOME:
Service charges	1,289	1,194
Loan service fee income (loss), net	(83)	73
Trust department income	370	328
Gain (loss) on sale of available for sale securities, net	112	94
Gain on sale of loans	683	207
Brokerage income	127	136
Debit card interchange income	812	790
Other	252	178
Total other income	3,562	3,000
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,965	4,690
Occupancy expenses	1,094	981
Legal and professional fees	245	216
Data processing	579	601
Debit card expenses	507	530
Advertising and marketing	267	234
Taxes other than payroll, property and income	337	324
Loss on limited partnership	293	159
Other	943	1,030
Total other expenses	9,230	8,765
Income before income taxes	1,699	3,049
Provision for income taxes	(52)	238
Net income	$1,751	$2,811
Earnings per share
Basic	$0.30	$0.47
Diluted	0.30	0.47

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	3/31/2020	3/31/2019
Net income	$1,751	$2,811

Other comprehensive income (loss)
Unrealized gains on securities arising during the period	354	3,599
Reclassification of realized amount	(112)	(94)
Net change in unrealized gain (loss) on securities	242	3,505
Less: Tax impact	(52)	(736)
Net of tax	190	2,769

Unrealized gains (losses) on cashflow hedges
Unrealized holding loss	(2,671)	—

Total other comprehensive income (loss)	(2,481)	2,769

Comprehensive income (loss)	$(730)	$5,580

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balances, December 31, 2018	5,955,242	$21,170	$89,101	$(3,478)	$106,793

Common stock issued (employee stock grants of 23,260 shares, net of 120 shares forfeited, and director stock grants of 2,824 shares)	26,084	295	—	—	295
Stock compensation expense	—	56	—	—	56
Other comprehensive income	—	—	—	2,769	2,769
Net income	—	—	2,811	—	2,811
Dividends declared - $0.17 per share	—	—	(1,015)	—	(1,015)
Balances, March 31, 2019	5,981,326	$21,521	$90,897	$(709)	$111,709

Balances, December 31, 2019	5,913,922	$21,447	$96,903	$913	$119,263
Common stock issued (employee stock grants of 29,242 shares, net of 788 shares for net settlement for income taxes and director stock grants of 3,834 shares)	33,076	263	—	—	263
Stock compensation expense	—	61	—	—	61
Other comprehensive loss	—	—	—	(2,481)	(2,481)
Net income	—	—	1,751	—	1,751
Dividends declared - $0.18 per share	—	—	(1,070)	—	(1,070)
Balances, March 31, 2020	5,946,998	$21,771	$97,584	$(1,568)	$117,787

(1)  Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	3/31/2020	3/31/2019
Cash Flows From Operating Activities
Net Income	$1,751	$2,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	334	300
Amortization (accretion), net	91	(31)
Securities amortization (accretion), net	247	174
Stock based compensation expense	61	56
Provision for loan losses	1,625	125
Securities losses (gains) available for sale gains, net	(112)	(94)
Net increase in cash surrender value of bank-owned life insurance	(143)	(84)
Originations of loans held for sale	(23,496)	(8,435)
Proceeds from sale of loans	21,333	8,563
Gain on sale of loans	(683)	(207)
Write-downs of other real estate, net	38	38
Changes in:
Interest receivable	156	(27)
Other assets	1,017	664
Interest payable	47	9
Deferred taxes	(523)	5
Other liabilities	(1,296)	(3,618)
Net cash from operating activities	447	249
Cash Flows From Investing Activities
Purchases of securities available for sale	(448)	(8,022)
Proceeds from sales of securities available for sale	2,094	16,318
Proceeds from principal payments, maturities and calls securities available for sale	16,898	12,529
Net change in loans	(34,183)	(1,670)
Purchases of bank premises and equipment	(904)	(283)
Proceeds from the sale of other real estate	—	12
Net cash from (used in) investing activities	(16,543)	18,884
Cash Flows From Financing Activities:
Net change in deposits	10,564	(6,304)
Net change in repurchase agreements	(584)	(1,473)
Net change in short-term Federal Home Loan Bank advances	29,000	(200)
Proceeds from long-term Federal Home Loan Bank advances	—	5,000
Repayment of long-term Federal Home Loan Bank advances	(6,493)	(3,505)
Repayment of note payable	—	(126)
Proceeds from issuance of common stock	263	295
Dividends paid	(1,070)	(1,015)
Net cash used in financing activities	31,680	(7,328)
Net change in cash and cash equivalents	15,584	11,805
Cash and cash equivalents at beginning of period	22,182	26,101
Cash and cash equivalents at end of period	$37,766	$37,906
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$2,096	$2,231
Supplemental disclosures of non-cash investing activities
Securities transactions in process, payable	294	—
Real estate acquired through foreclosure	—	72

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented as of any date other than December 31 has been prepared from the Company’s books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted. There have been no significant changes to the Company’s accounting and reporting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The COVID-19 virus continues to aggressively spread globally and has spread to over 185 countries, including all 50 states in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the COVID-19 virus has minimally impacted our operations as of March 31, 2020, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause Kentucky Bancshares to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Kentucky Bancshares’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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

Factors considered by management in evaluating the charge-off decision include collateral value, availability of current financial information for both borrower and guarantor (if any), and the probability of collecting contractual principal and interest payments.  These considerations may result in loans being charged off before they are 90 days or more past due.  This evaluation framework for determining charge-offs is consistently applied to each segment.

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

Derivatives:  At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge.  These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair value changes.  For a cashflow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.  When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income.  Servicing fees totaled $145 thousand for the three months ended March 31, 2020 compared to $134 thousand for the three months ended March 31, 2019 and are included in loan service fee income, net in the income statement.  Late fees and ancillary fees related to loan servicing are not material.

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

Real Estate Owned:  Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement.  Real estate acquired through foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell.  The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary.  Any subsequent write-downs are charged to operating expenses.  Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

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

The investment recorded at March 31, 2020 was $3.9 million and $4.0 million at March 31, 2019, respectively, and is included with other assets in the balance sheet.  During the quarters ended March 31, 2020 and 2019, the Company recognized amortization expense of $293 thousand and $159 thousand, respectively, which was included within other noninterest expense on the consolidated statements of income.

Leases:  Lessees are required to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The Company recorded an operating lease right of use asset of $8.0 million and an operating lease liability of $8.2 million, as of March 31, 2020, as a result of recording operating lease contracts where the Company is lessee.

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

Revenue Recognition:  The Company’s services that fall within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include trust department income, service charges, debit card interchange income and brokerage income.

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

Goodwill and Intangible Assets:  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.  Management believes no impairment exists to Goodwill as of March 31, 2020 due to the recent economic downturn associated with the COVID-19 pandemic.

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

Comprehensive Income (Loss):  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, and unrealized gains and losses on cash flow hedges, which are also recognized as a separate component of equity.

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

Adoption of New Accounting Standards

FASB ASC 326, 815, and 825 – In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments related to Topic 326 address accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, vintage disclosures, and contractual extensions and renewal options and became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The improvements and clarifications related to Topic 815 address partial-term fair value hedges of interest-rate risk, amortization, and disclosure of fair value hedge basis adjustments and consideration of hedged contractually specified interest rate under the hypothetical method and became effective for the annual reporting period beginning January 1, 2020. The amendments related to Topic 825 contain various improvements to ASU 2016-01, including scope; held-to-maturity debt securities fair value disclosures; and remeasurement of equity securities at historical exchange rates and became effective for fiscal years and interim periods beginning after December 15, 2019. The amendments in this update did not have a material impact on the financial statements

FASB ASC 350 – In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update became effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and did not have a material impact on the financial statements.

FASB ASC 820 – In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance improves the disclosure requirements on fair value measurements. The ASU removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements; and for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU modifies certain disclosures required by Topic 820 related to disclosure of transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities for nonpublic entities; the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly for investments in certain entities that calculate net asset value; and clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update became effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019 and did not have a material impact on the financial statements.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. Modifications are likely to be executed in the second quarter of 2020.  The majority of these modifications will involve three to six month forbearance payments which will be added to the end of the note. As of April 30, 2020,  we had approved modifications on $105.4 million of loans.

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

2.SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
March 31, 2020
U.S. treasury notes	$9,142	$194	$—	$9,336
U.S. government agencies	17,732	202	(14)	17,920
States and political subdivisions	28,286	602	(12)	28,876
Mortgage-backed - residential	106,857	3,133	—	109,990
Mortgage-backed - commercial	48,436	320	(513)	48,243
Asset-backed	35,396	37	(2,611)	32,822
Total	$245,849	$4,488	$(3,150)	$247,187

December 31, 2019
U.S. treasury notes	$9,165	$3	$—	$9,168
U.S. government agencies	23,716	60	(41)	23,735
States and political subdivisions	31,950	661	(22)	32,589
Mortgage-backed - residential	113,629	634	(272)	113,991
Mortgage-backed - commercial	50,092	406	(147)	50,351
Asset-backed	35,682	55	(241)	35,496
Total	$264,234	$1,819	$(723)	$265,330

The amortized cost and fair value of securities as of March 31, 2020 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.  Further discussion concerning Fair Value Measurements can be found in Note 7.

	Amortized	Fair
	Cost	Value
Due in one year or less	$8,314	$8,391
Due after one year through five years	17,129	17,389
Due after five years through ten years	14,040	14,298
Due after ten years	15,677	16,054
	55,160	56,132
Mortgage-backed - residential	106,857	109,990
Mortgage-backed - commercial	48,436	48,243
Asset-backed	35,396	32,822
Total	$245,849	$247,187

Proceeds from the sale of available for sale securities for the first three months of 2020 and 2019 were $2.1 million and $16.3 million.  Gross gains of $118 thousand and $109 thousand and gross losses of $6 thousand and $15 were realized on those sales, respectively.  The tax provision related to these realized net gains was $23 thousand and $20 thousand, respectively.

Securities with unrealized losses at March 31, 2020 and at December 31, 2019 not recognized in income are as follows:

March 31, 2020

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$—	$—	$1,295	$(14)	$1,295	$(14)
States and political subdivisions	1,208	(12)	—	—	1,208	(12)
Mortgage-backed - commercial	23,420	(463)	6,237	(50)	29,657	(513)
Asset-backed	23,785	(1,895)	6,336	(716)	30,121	(2,611)
Total temporarily impaired	$48,413	$(2,370)	$13,868	$(780)	$62,281	$(3,150)

December 31, 2019

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$6,171	$(18)	$4,396	$(23)	$10,567	$(41)
States and political subdivisions	859	(3)	1,199	(19)	2,058	(22)
Mortgage-backed - residential	32,718	(129)	14,583	(143)	47,301	(272)
Mortgage-backed - commercial	5,760	(25)	10,625	(122)	16,385	(147)
Asset-backed	21,786	(150)	6,962	(91)	28,748	(241)
Total temporarily impaired	$67,294	$(325)	$37,765	$(398)	$105,059	$(723)

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

3.LOANS

Loans at period-end are as follows:

(in thousands)

	3/31/2020	12/31/2019
Commercial	$82,793	$86,552
Real estate construction	34,180	32,219
Real estate mortgage:
1-4 family residential	299,873	291,419
Multi-family residential	55,511	48,622
Non-farm & non-residential	223,208	204,908
Agricultural	60,013	57,166
Consumer	22,598	23,122
Other	151	305
Total	$778,327	$744,313

Activity in the allowance for loan losses for the three month period indicated was as follows:

	Three Months Ended March 31, 2020
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$920	$(25)	$6	$102	$1,003
Real estate Construction	551	—	—	80	631
Real estate mortgage:
1-4 family residential	2,901	(35)	15	540	3,421
Multi-family residential	807	—	—	217	1,024
Non-farm & non-residential	1,643	—	—	461	2,104
Agricultural	389	—	2	72	463
Consumer	506	(110)	9	128	533
Other	43	(237)	206	19	31
Unallocated	700	—	—	6	706
	$8,460	$(407)	$238	$1,625	$9,916

	Three Months Ended March 31, 2019
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$1,159	$(191)	$7	$(32)	$943
Real estate Construction	414	—	—	(63)	351
Real estate mortgage:
1-4 family residential	2,605	(99)	8	146	2,660
Multi-family residential	733	—	—	(10)	723
Non-farm & non-residential	1,649	(17)	—	(23)	1,609
Agricultural	420	—	1	(15)	406
Consumer	410	(61)	14	26	389
Other	58	(241)	209	44	70
Unallocated	679	—	—	52	731
	$8,127	$(609)	$239	$125	$7,882

	Individually	Collectively
As of March 31, 2020	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$1,003	$1,003
Real estate construction	—	631	631
Real estate mortgage:
1-4 family residential	—	3,421	3,421
Multi-family residential	75	949	1,024
Non-farm & non-residential	—	2,104	2,104
Agricultural	—	463	463
Consumer	—	533	533
Other	—	31	31
Unallocated	—	706	706
	$75	$9,841	$9,916
Loans:
Commercial	$—	$82,793	$82,793
Real estate construction	374	33,806	34,180
Real estate mortgage:
1-4 family residential	519	299,354	299,873
Multi-family residential	1,292	54,219	55,511
Non-farm & non-residential	1,799	221,409	223,208
Agricultural	1,532	58,481	60,013
Consumer	—	22,598	22,598
Other	—	151	151
Total	$5,516	$772,811	$778,327

	Individually	Collectively
As of December 31, 2019	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$920	$920
Real estate construction	—	551	551
Real estate mortgage:
1-4 family residential	2	2,899	2,901
Multi-family residential	50	757	807
Non-farm & non-residential	—	1,643	1,643
Agricultural	—	389	389
Consumer	—	506	506
Other	—	43	43
Unallocated	—	700	700
	$52	$8,408	$8,460
Loans:
Commercial	$—	$86,552	$86,552
Real estate construction	374	31,845	32,219
Real estate mortgage:
1-4 family residential	202	291,217	291,419
Multi-family residential	1,292	47,330	48,622
Non-farm & non-residential	1,799	203,109	204,908
Agricultural	842	56,324	57,166
Consumer	—	23,122	23,122
Other	—	305	305
Total	$4,509	$739,804	$744,313

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2020 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction	$374	$374	$-	$374	$-	$-
Real estate mortgage:
1-4 family residential	519	519	-	361	6	6
Non-farm and non-residential	1,799	1,799	-	1,799	-	-
Agricultural	1,532	1,532	-	1,187	11	11

With an allowance recorded:
Real estate mortgage:
Multi-family residential	$1,292	$1,292	$75	$1,292	$-	$-
Total	$5,516	$5,516	$75	$5,013	$17	$17

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2019 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate construction	$374	$374	$—	$374	$—	$—
Real-estate mortgage:
Non-farm & non-residential	1,799	1,799	—	1,013	17	17
Agricultural	842	842	—	1,003	18	18

With an allowance recorded:
Real estate mortgage
1-4 family residential	$202	$202	$2	$603	$35	$35
Multi-family residential	1,292	1,292	50	646	54	54
Total	$4,509	$4,509	$52	$3,639	$124	$124

The following tables present the recorded investment in nonaccrual, loans past due over 89 days still on accrual and accruing troubled debt restructurings by class of loans as of March 31, 2020 and December 31, 2019:

		Loans Past Due
		Over 89 Days
As of March 31, 2020		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$—	$267	$—
Real estate construction	374	—	—
Real estate mortgage:
1-4 family residential	744	126	—
Multi-family residential	1,292	—	—
Non-farm & non-residential	1,799	—	—
Agricultural	—	75	—
Consumer	27	6	—
Total	$4,236	$474	$—

		Loans Past Due
		Over 89 Days
As of December 31, 2019		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Real estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	845	47	—
Multi-family residential	—	1,292	—
Non-farm & non-residential	1,799	121	—
Agricultural	—	7	—
Consumer	63	32	—
Total	$3,081	$1,499	$—

Nonaccrual loans secured by real estate make up 98.0% of the total nonaccrual loan balances at March 31, 2020.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as March 31, 2020 and December 31, 2019 by class of loans:

	30–59	60–89	Greater than		Total
As of March 31, 2020	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$655	$260	$267	$—	$1,182	$81,611
Real estate construction	31	—	—	374	405	33,775
Real estate mortgage:
1-4 family residential	1,374	346	126	744	2,590	297,283
Multi-family residential	—	—	—	1,292	1,292	54,219
Non-farm & non-residential	1,380	—	—	1,799	3,179	220,029
Agricultural	52	82	75	—	209	59,804
Consumer	170	112	6	27	315	22,283
Other	—	—	—	—	—	151
Total	$3,662	$800	$474	$4,236	$9,172	$769,155

	30–59	60–89	Greater than		Total
As of December 31, 2019	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$326	$25	$—	$—	$351	$86,201
Real estate construction	—	—	—	374	374	31,845
Real estate mortgage:
1-4 family residential	2,734	274	47	845	3,900	287,519
Multi-family residential	—	—	1,292	—	1,292	47,330
Non-farm & non-residential	302	19	121	1,799	2,241	202,667
Agricultural	704	—	7	—	711	56,455
Consumer	158	17	32	63	270	22,852
Other	—	—	—	—	—	305
Total	$4,224	$335	$1,499	$3,081	$9,139	$735,174

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

On March 22, 2020, federal banking regulators issued an interagency statement, which was subsequently clarified and revised by an interagency statement issued on April 7, 2020, that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the Coronavirus Disease 2019 (COVID-19) pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.   The majority of these modifications will involve three to six month forbearance payments which will be added to the end of the note. As of April 30, 2020 we had approved modifications on $105.4 million of loans.

The Company had no loans classified as troubled debt restructurings as of March 31, 2020 or December 31, 2019.

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

As of March 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31, 2020		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$79,839	$2,860	$94	$—
Real estate construction	32,285	1,501	394	—
Real estate mortgage:
1-4 family residential	291,414	3,037	5,422	—
Multi-family residential	53,605	614	1,292	—
Non-farm & non-residential	214,304	7,086	1,818	—
Agricultural	54,213	3,774	2,026	—
Total	$725,660	$18,872	$11,046	$—

As of December 31, 2019		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$83,515	$2,785	$252	$—
Real estate construction	30,462	1,363	394	—
Real estate mortgage:
1-4 family residential	283,048	3,435	4,932	4
Multi-family residential	43,193	4,137	1,292	—
Non-farm & non-residential	195,800	7,169	1,939	—
Agricultural	51,352	4,459	1,355	—
Total	$687,370	$23,348	$10,164	$4

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented.  Non-performing consumer loans are loans which are greater than 89 days past due or on non-accrual status, and total $33 thousand at March 31, 2020 and $95 thousand at December 31, 2019.

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

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$1,751	$2,811
Weighted average common shares outstanding	5,880	5,929
Basic and diluted earnings per share	$0.30	$0.47

Restricted stock grants were excluded in shares outstanding for purposes of computing basic and diluted earnings per share for the both the three months ended March 31, 2020 and March 31, 2019.

5.STOCK COMPENSATION

We have three stock based compensation plans as described below.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan.  Total shares issuable under the plan were 100,000. There were no shares issued during 2020 or 2019.  The plan is now expired and no additional shares will be issued from the 2005 plan.  There were 0 shares forfeited during the three months ended March 31, 2020 and 12 shares were forfeited during the three months ended March 31, 2019.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2020	1,580	$13.67
Vested	(1,580)	13.67
Nonvested at March 31, 2020	—	$—

As of March 31, 2020,  there was no unrecognized compensation cost related to nonvested shares granted under the 2005 Restricted Stock Grant due to their being no nonvested shares outstanding.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan were 300,000.  There were 0 shares issued during the three months ended March 31, 2020 and 23,380 shares were issued during the three months ended March 31, 2019.  The plan is now expired and no additional shares will be issued from the 2009 plan.  There were 0 shares forfeited during the three months ended March 31, 2020 and 108 shares were forfeited during the three months ended March 31, 2019.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2020	38,482	$21.46
Vested	(12,855)	20.98
Nonvested at March 31, 2020	25,627	$21.70

2019 Stock Award Plan

On May 21, 2019, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards.  Total shares issuable under the plan are 300,000.  There were 30,030 shares issued during the three months ended March 31, 2020 and 0 shares were issued during the three months ended March 31, 2019.  There were 0 shares forfeited during both the three months ended March 31, 2020 and March 31, 2019.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2020	—	$—
Granted	30,030	23.11
Nonvested at March 31, 2020	30,030	$23.11

6.   REPURCHASE AGREEMENTS

Repurchase agreements totaled $5.4 million as of March 31, 2020. Of this, $3.4 million of balances were overnight obligations and $2.0 million of balances had terms extending through May 2021 with a weighted remaining average life of 0.6 years. The Company pledged both U.S. treasury securities and U.S. government agency securities with a combined total carrying amount of $11.9 million to secure repurchase agreements as of March 31, 2020.

7.FAIR VALUE MEASUREMENTS

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

Net adjustments totaled $23 thousand the first three months of 2020 and $(182) thousand for the first three months of 2019 and resulted in a Level 3 classification of the inputs for determining fair value.

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

Fair Value Measurements at March 31, 2020 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
U.S. treasury notes	$9,336	$—	$9,336	$—
U. S. government agencies	17,920	—	17,920	—
States and political subdivisions	28,876	—	28,876	—
Mortgage-backed - residential	109,990	—	109,990	—
Mortgage-backed-commercial	48,243	—	48,243	—
Asset-backed	32,822	—	32,822	—
Derivatives and financial instrument assets	237	—	237	—
Other Assets	296	296	—	—
Total	$247,720	$296	$247,424	$—

Financial Liabilities
Derivatives and financial instrument liabilities	$3,525	$—	$3,525	$—

Fair Value Measurements at December 31, 2019 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$9,168	$—	$9,168	$—
U. S. government agencies	23,735	—	23,735	—
States and political subdivisions	32,589	—	32,589	—
Mortgage-backed - residential	113,991	—	113,991	—
Mortgage-backed - commercial	50,351	—	50,351	—
Asset-backed	35,496	—	35,496	—
Derivatives and financial instrument assets	94		94
Other Assets	292	292	—	—
Total	$265,716	$292	$265,424	$—

Financial Liabilities
Derivatives and financial instrument liabilities	$212	$—	$212	$—

There were no transfers between level 1 and level 2 during 2020 or 2019.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2020 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real estate mortgage:
Multi-family residential	$1,217	$—	$—	$1,217
Other real estate owned, net:
Real estate mortgage:
1-4 family residential	132	—	—	132
Commercial	246	—	—	246
Agricultural	233	—	—	233
Mortgage servicing rights	1,023	—	—	1,023

	Fair Value Measurements at December 31, 2019 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$200	$—	$—	$200
Multi-family residential	1,242	—	—	1,242
Other real estate owned, net:
Real Estate Mortgage:
1-4 family residential	40	—	—	40
Commercial	246	—	—	246
Agriculturual	233	—	—	233
Mortgage servicing rights	1,107	—	—	1,107

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $1.2 million, which includes a valuation allowance of $75 thousand as of March 31, 2020.  Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $1.4 million, with a valuation allowance of $52 thousand at December 31, 2019.

No additional loans were impaired at March 31, 2020 when compared to December 31, 2019.  One loan relationship which was impaired at December 31, 2019 required additional provision for loan loss expense of $25 thousand for the three months ended March 31, 2020.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $611 thousand, which is made up of the outstanding balance of $1.1 million, net of a valuation allowance of $500 thousand as of March 31, 2020. Other real estate owned which was measured at fair value less costs to sell, had a net carrying amount of $519 thousand, which was made up of the outstanding balance of $980 thousand, net of a valuation allowance of $461 thousand at December 31, 2019.   The Company recorded $38 thousand in write-downs of other real estate owned properties for the three months ended both March 31, 2020 and March 31, 2019.

Impaired mortgage servicing rights are carried at the lower of cost or fair value.  At March 31 2020, impaired mortgage servicing rights totaled $1.3 million, less a valuation allowance of $252 thousand, resulting in a net carrying value of $1.0 million.

At December 31, 2019, impaired mortgage servicing rights totaled $1.2 million, less a valuation allowance of $110 thousand, resulting in a carrying value of $1.1 million.  For the three months ended March 31, 2020, the Company recorded net writedowns of $142 thousand.  For the three months ended March 31,019, the Company recorded net write-downs of $6 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019:

				Range
March 31, 2020	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
Multi-family residential	$1,217	income approach	capitalization rate	7% - 7%	(7)%
Other real estate owned:
Real estate mortgage:
1-4 family residential	132	sales comparison	adjustment for differences between the comparable sales	(23)% - (28)%	(30)%
Commercial	246	income approach	capitalization rate	(6)% - 8%	(62)%
Agricultural	233	sales comparison	adjustment for differences between the comparable sales	(0)% - 26%	(14)%
Mortgage servicing rights	1,023	discounted cash flow	constant prepayment rates	(8)% - (23)%	(13)%

				Range
December 31, 2018	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate mortgage:
1-4 family residential	$200	sales comparison	adjustment for differences between the comparable sales	(1)% - 21%	(1)%
Multi-family residential	1,242	income approach	capitalization rate	7% - 7%	(7)%
Other real estate owned:
1-4 family residential	40	sales comparison	adjustment for differences between the comparable sales	(4%) - 11%	(29%)
Commercial	246	sales comparison	capitalization rate	(6%) - 8%	(62)%
Agriculturual	233	sales comparison	adjustment for differences between the comparable sales	0% - 26%	(14)%
Mortgage servicing rights	1,107	discounted cash flow	constant prepayment rates	9% - 20%	(12)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, as of March 31, 2020 and December 31, 2019 are as follows:

March 31, 2020

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$37,766	$37,766	$—	$—	$37,766
Interest bearing time deposits	2,375	2,375	—	—	2,375
Securities available for sale	247,187	—	247,187	—	247,187
Loans held for sale	4,990	—	5,065	—	5,065
Net Loans	768,411	—	—	742,213	742,213
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,010	—	894	3,116	4,010
Derivative and financial instruments	237	—	237	—	237
Other assets	296	296	—	—	296

Financial liabilities
Total deposits	$853,217	$637,199	$217,638	$—	$854,837
Repurchase agreements	5,410	—	5,410	—	5,410
Short-term Federal Home Loan Bank advances	54,000	—	54,000	—	54,000
Long-term Federal Home Loan Bank advances	84,925	—	87,678	—	87,678
Subordinated debentures	7,217	—	—	6,785	6,785
Interest payable	1,217	—	1,205	12	1,217
Derivative and financial instruments	3,525	—	3,525	—	3,525

December 31, 2019

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$22,182	$22,182	$—	$—	$22,182
Interest bearing time deposits	2,375	2,375	—	—	2,375
Securities available for sale	265,330	—	265,330	—	265,330
Loans held for sale	2,144	—	2,171	—	2,171
Net Loans	735,853	—	—	735,060	735,060
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,166	—	1,035	3,131	4,166
Derivatives and financial instruments	94	—	94	—	94
Other assets	292	292	—	—	292

Financial liabilities
Total deposits	$842,653	$630,948	$210,892	$—	$841,840
Repurchase agreements	5,994	—	5,993	—	5,993
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Long-term Federal Home Loan Bank advances	91,418	—	91,397	—	91,397
Subordinated debentures	7,217	—	—	7,213	7,213
Interest payable	1,170	—	1,156	14	1,170
Derivatives and financial instruments	212	—	212	—	212

8.LEASES

	Statement of
	Financial Condition
	Location	3/31/2020	12/31/2019
		(in thousands)
Operating Lease Right of Use Asset:
Gross Carrying Amount		$8,824	$8,857
Accumulated Amortization		(802)	(662)
Net Book Value	Operating lease right of use asset	$8,022	$8,195

Operating Lease Liabilities
Right of use lease obligations	Operating lease liability	$8,210	$8,350

As of March 31, 2020, the weighted-average remaining lease term for operating leases was 35.2 years and the weighted- average discount rate used in the measurement of operating lease liabilities was 4.13%. The Company utilized the FHLB fixed rate advance rate as of December 31, 2018 for the term most closely aligning with the remaining lease term for lease obligations in existence as of December 31, 2018.  The Company utilized the FHLB fixed rate advance rate as of April 30, 2019 as a basis for determining the discount rate for one contract which was entered into during April 2019.

	Three Months Ended
	3/31/2020	3/31/2019
	(in thousands)
Lease Cost:
Operating lease cost	$140	$111
Total lease cost	$140	$111

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$102	$130

 Maturity analysis of liabilities under operating leases with terms longer than 12 months, are as follows at March 31, 2020:

As of March 31, 2020
(in thousands)
Twelve months ended March 31,
2020	$533
2021	521
2022	527
2023	531
2024	545
Thereafter	18,847
Total undiscounted lease payments	$21,504
Amounts representing interest	(13,294)
Lease liability	$8,210

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  There are no significant individual items included in other non-interest income within the scope of Topic 606.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended
	3/31/2020	3/31/2019
Service charges	$1,289	$1,194
Trust department income	370	328
Brokerage income	127	136
Debit card interchange income	812	790
Total	$2,598	$2,448

Trust department income: We earn wealth management fees based upon asset custody, investment management, trust, and estate services provided to customers. Most of these customers receive monthly billings for services rendered based upon the market value of assets and/or income generated. Fees that are transaction based are recognized at the point in time that the transaction is executed

Service charges: We earn fees from our deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees and overdraft fees are recognized at a point in time, since the customer generally has a right to cancel the depository arrangement at any time. The arrangement is considered a day-to-day contract with ongoing renewals and optional purchases, so the duration of the contract does not extend beyond the services already performed. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month representing the period over which we satisfy our performance obligation.

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

NOTE 10 – DERIVATIVES AND FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, the Company uses derivative instruments, including interest rate swaps.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.

Cash Flow Hedges:  Interest rate swaps with notional amounts totaling $23 million and $10 million as of March 31, 2020 and December 31, 2019, were designated as cash flow hedges of certain rolling three month term FHLB advances and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.  The carrying value of the cash flow hedge was a liability of $2.6 million as of March 31, 2020 and an asset of $46 thousand as of December 31, 2019.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $7 million and $7 million as of March 31, 2020 and December 31, 2019 were designated as fair value last of layer hedges of certain fixed rate prepayable loans.  The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. The carrying value of the fair value hedge liability was $664 thousand and $164 thousand as of March 31, 2020 and December 31, 2019 and was included in other liabilities on the Company’s balance sheet.

Derivatives Not Designated as Hedges:  The Company also enters into interest rates swaps with its loan customers.  The notional amounts of interest rate swaps with its loan customer as of March 31, 2020 and December 31, 2019 were $26.7 million and $7.4 million.  The Company enters into corresponding offsetting derivatives with third parties.  While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.  The carrying value of the fair value asset and liability was $237 thousand and $48 thousand as of March 31, 2020 and December 31, 2019 and was included in other assets and other liabilities on the Company’s balance sheet.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion provides information about the financial condition and results of operations of the Company and its subsidiaries as of the dates and periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto appearing elsewhere in this report and the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the federal securities laws. These statements are not historical facts, but rather statements based on our current expectations regarding our business strategies and their intended results and our future performance.  Forward-looking statements are preceded by terms such as “future”, “expects,” “believes,” “anticipates,” “intends,” “estimates,” “potential,” “may,” and similar expressions.

Forward looking statements are neither historical facts nor assurances of future performance.  Instead, they are based on only our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  economic conditions (both generally and more specifically in the markets in which we operate); negative impacts of current COVID-19 pandemic, current or future volatility in market conditions; competition for our subsidiary’s customers from other providers of financial and mortgage services; government legislation, regulation and monetary policy (which changes from time to time and over which we have no control); changes in interest rates (both generally and more specifically mortgage interest rates); ability to successfully gain regulatory approval when required; material unforeseen changes in the liquidity, results of operations, or financial condition of our subsidiary’s customers; adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; future acquisitions, changes in technology, information security breaches or cyber security attacks involving the Company, its subsidiaries, or third-party service providers; and other risks detailed in our filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond our control.

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

Summary

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•

The Federal Reserve decreased the range for the federal funds target rate by 50 basis points on March 3, 2020, and by another 100 basis points on March 16, 2020, reaching a current range of 0.0% - 0.25%.

•

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (PPP). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

•

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in various segments will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral.

These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•	We are actively working with loan customers to evaluate prudent loan modification terms.

•

We continue to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely.

•

We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner.

•

We have limited all branches to drive-up and appointment only services. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

The Company recorded net income of $1.8 million, or $0.30 basic earnings and diluted earnings per share for the first three months ended March 31, 2020 compared to $2.8 million or $0.47 basic earnings and diluted earnings per share for the three month period ended March 31, 2019. The first three months net earnings reflect a decrease when compared to the same time period in 2019 although net interest income increased. Net interest income increased $53 thousand, or 0.6%, and the provision for loan losses increased $1.5 million. Non-interest income increased $562 thousand, or 18.7%, for the three months ended March 31, 2020 compared to the same three month period in 2019.  The increase in non-interest income is mostly attributed to an increase in gain on sale of loans.

For the three months ended March 31, 2020 and compared to the three months ended March 31, 2019, service charges increased $95 thousand, gain on the sale of loans increased $476 thousand, gain on the sale of available for sale securities increased $18 thousand and salaries and benefits expense increased $275 thousand.  Data processing fees decreased $22 thousand and debit card expenses decreased $23 thousand.

Return on average assets was 0.62% for the three months ended March 31, 2020 and 1.04% for the three months ended March 31, 2019. Return on average equity was 5.77% for the three month period ended March 31, 2020 and 10.39% for the three month period ended March 31, 2019.

Securities available for sale decreased $18.1 million from $265.3 million at December 31, 2019 to $247.2 million at March 31, 2020.

Gross Loans increased $34.0 million from $744.3 million on December 31, 2019 to $778.3 million at March 31, 2020.

The overall increase in loan balances from December 31, 2019 to March 31, 2020 is comprised of the following: an increase of $8.5 million in 1-4 family residential loans, a decrease of $3.8 million in commercial loans, an increase of $6.9 million in multi-family residential loans, an increase of $2.8 million in agricultural loans, an increase of $18.3 million in non-farm and non-residential loans, a decrease of $524 thousand in consumer loans, and an increase of $2.0 million in real-estate construction loans. Other loan balances decreased $154 thousand from December 31, 2019 to March 31, 2020.

Total deposits increased from $842.7 million on December 31, 2019 to $853.2 million on March 31, 2020, an increase of $10.6 million. Time deposits $250 thousand and over increased $2.4 million from December 31, 2019 to March 31, 2020 while non-interest bearing demand deposit accounts increased $7.8 million and other interest bearing deposit accounts increased $363 thousand from December 31, 2019 to March 31, 2020.

Public fund account balances decreased $3.6 million from December 31, 2019 to March 31, 2020. Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during subsequent months.

Borrowings from the Federal Home Loan Bank increased $22.5 million from December 31, 2019 to March 31, 2020 and repurchase agreements decreased $584 thousand.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.  Net interest income was $9.0 million for the three months ended March 31, 2020 compared to $8.9 million for the three months ended March 31, 2019, an increase of 0.6%.

The interest spread, excluding tax equivalent adjustments, was 3.10% for the first three months of 2020 compared to 3.27% for the first three months of 2019. For the first three months in 2020, the yield on interest earning assets decreased from 4.49% in 2019 to 4.24% in 2020, excluding tax equivalent adjustments.

The yield on loans, excluding tax equivalent adjustments, decreased twenty basis points for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 from 5.15% to 4.95%. The yield on securities, excluding tax equivalent adjustments, decreased thirty-seven basis points during the first three months of 2020 compared to 2019 from 2.91% in 2019 to 2.54% in 2020. The cost of liabilities was 1.14% for the first three months in 2020 compared to 1.22% in 2019.

Year to date average loans, excluding overdrafts, increased $76.5 million, or 11.2% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  Loan interest income increased $580 thousand during the first three months of 2020 compared to the first three months of 2019.

Year to date average total deposits increased from March 31, 2019 to March 31, 2020 by $17.2 million or 2.0%. Year to date average interest bearing deposits increased $11.8 million, or 1.9%, from March 31, 2019 to March 31, 2020. Deposit interest expense decreased $69 thousand for the first three months of 2020 compared to the same period in 2019. Year to date average borrowings, including repurchase agreements, increased $11.3 million, or 10.1%, from March 31, 2019 to March 31, 2020. Interest expense on borrowed funds, including repurchase agreements, decreased $28 thousand for the first three months of 2020 compared to the same period in 2019.  This decrease is mostly attributed to the Bank paying the note payable in full in 2019.

The volume rate analysis for the three months ended March 31, 2020 indicates loan interest income increased $580 thousand when compared to the same time period in 2019.  An increase of $2.4 million attributed to increased loan volume was offset by a decrease of $1.8 million in loan interest income attributed to a decrease in loan rates.  Much of the decrease in loan income is attributed to variable rate loans repricing at lower rates.  The decrease of $515 thousand in securities interest income is attributable to both decreases in rates and volume of our security portfolio.

Also based on the following volume rate analysis for the three months ended March 31, 2020, a decrease in demand deposit interest rates resulted in a $243 thousand reduction to interest expense, interest paid for savings deposits remained fairly flat, and increases in interest rates paid for time deposits resulted in additional interest expense of $82 thousand.

The change in volume in deposits and borrowings was responsible for a $265 thousand increase in interest expense, of which a decrease in demand deposits resulted in a decrease of $55 thousand in interest expense, an increase in time deposits resulted in an increase of $149 thousand in interest expense, a decrease in repurchase agreements resulted in a decrease of $43 thousand in interest expense, and an increase in other borrowings resulted in an increase of $214 thousand in interest expense. The net effect to interest expense was a decrease of $97 thousand. As a result, the increase in net interest income for the first three months in 2020 is mostly attributed to decreasing rates paid on deposits.

Changes in Interest Income and Expense

	Three Months Ended
	2020 vs. 2019
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$2,427	$(1,847)	$580
Investment Securities	(257)	(258)	(515)
Other	146	(255)	(109)
Total Interest Income	2,316	(2,360)	(44)
INTEREST EXPENSE
Deposits
Demand	(55)	(243)	(298)
Savings	—	(2)	(2)
Negotiable Certificates of Deposit and Other Time Deposits	149	82	231
Securities sold under agreements to repurchase and other borrowings	(43)	(24)	(67)
Federal Home Loan Bank advances	214	(175)	39
Total Interest Expense	265	(362)	(97)
Net Interest Income	$2,051	$(1,998)	$53

Non-Interest Income

Non-interest income increased $562 thousand for the three months ended March 31, 2020, compared to the same period in 2019, to $3.6 million.

Favorable variances to non-interest income for the first three months of 2020 include an increase of $18 thousand in gain on sale of available for sale securities, an increase of $42 thousand in trust department income, an increase of $95 thousand in service charges, an increase of $476 thousand in gains on the sale of loans, an increase of $22 thousand in debit card interchange income and an increase of $74 thousand in other income. Decreases to non-interest income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 include a decrease of $156 thousand in net loan service fee income  and a decrease of $9 thousand in brokerage income.

The gain on the sale of loans increased from $207 thousand during the first three months of 2019 to $683 thousand during the first three months of 2020, an increase of $476 thousand.

The volume of loans originated to sell during the first three months of 2020 increased $15.1 million compared to the same time period in 2019.  The increase in the volume of loans originated to sell during 2019 is largely attributed to an increase in customers choosing to refinance existing mortgages due to the decrease in mortgage rates.  The volume of mortgage loan originations and sales is generally inverse to rate changes.  A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans.   Loan service fee income, net of amortization and impairment expense, was $(83) thousand for the three months ended March 31, 2020 compared to $73 thousand for the three months ended March 31, 2019, a decrease of $156 thousand.  During the first three months of 2020, the market value adjustment to the carrying value of the mortgage servicing right was a net writedown of $142 thousand, as the fair value of this asset decreased. During the first three months of 2019, the market value adjustment to the carrying value of the mortgage servicing right asset was a net writedown of $6 thousand, as the fair value of the asset decreased.

Non-Interest Expense

Total non-interest expense increased $465 thousand, or 5.3%, for the three month period ended March 31, 2020 compared to the same period in 2019. Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense. Our most recent expansion involves constructing a new branch in Lexington, KY in Tates Creek Centre.  We anticipate the new branch to be open by the end of the second quarter or early third quarter of 2020.

For the comparable three month periods, salaries and employees benefits expense increased $275 thousand, an increase of 5.9%. The number of full-time employee equivalent employees increased from 230 at March 31, 2019 to 235 at March 31, 2020, an increase of five full-time equivalent employees.

Occupancy expense increased $113 thousand to $1.1 million for the first three months of 2020 compared to the same time period in 2019.

Loss on limited partnership expense increased $134 thousand for the first three months ended March 31, 2020 compared to the same time period in 2019. The increase is attributed to accelerating the amortization of one our tax credit investments.  However, this was offset through reduced income tax expense.

Income Taxes

The effective tax rate for the three months ended March 31, 2020 was (3.1)% compared to 7.8% in 2019.  These effective tax rates are less than the statutory rate of 21% as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company.  The Company also has a captive insurance subsidiary which contributes to reducing taxable income.  The effective tax rate was lower for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 due to tax credits associated with low income housing investments increasing from $138 thousand for the three months ended March 31, 2019 to $304 thousand for the three months ended March 31, 2020; an increase of $165 thousand.  Tax- exempt interest income increased $127 thousand for the first three months of 2020 compared to the first three months of 2019. Further, income before income taxes for the three months ended March 31, 2020 decreased $1.4 million when compared to the three months ended March 31, 2019.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky. In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position.  For the three months ended March 31, 2020, the Company averaged $24.8 million in tax free securities and $56.1 million in tax free loans. As of March 31, 2020, the weighted average remaining maturity for the tax free securities is 41 months, while the weighted average remaining maturity for the tax free loans is 170 months.

For the year ended December 31, 2019, the Company averaged $36.3 million in tax free securities, and $42.8 million in tax free loans.  As of December 31, 2019, the weighted average remaining maturity for the tax free securities was 103 months, while the weighted average remaining maturity for the tax free loans was 131 months.

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

As a result of these tax law changes, the Company had a deferred tax asset of $563 thousand as of March 31, 2020 and $606 thousand as of December 31, 2019.

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

Cash and cash equivalents were $37.8 million as of March 31, 2020 compared to $22.2 million at December 31, 2019. The increase in cash and cash equivalents is attributed to an increase of $15.6 million in cash and due from banks.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $247.2 million at March 31, 2020 compared to $265.3 million at December 31, 2019. The securities available for sale are available to meet liquidity needs on a continuing basis. However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first three months of 2020, deposits increased $10.6 million compared to December 31, 2019. The Company’s borrowed funds from the Federal Home Loan Bank increased $22.5 million from December 31, 2019 to March 31, 2020, federal funds purchased remained at zero, and total repurchase agreements decreased $584 thousand from December 31, 2019 to March 31, 2020.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used. We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long- term fixed rate residential mortgage loans. As of March 31, 2020, we have sufficient collateral to borrow an additional $75.6 million from the Federal Home Loan Bank.  In addition, as of March 31, 2020, $33 million is available in overnight borrowing through various correspondent banks and $273 million is available in brokered deposits. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment.  In addition, the Federal Reserve has implemented a liquidity facility available to financial institutions participating in the PPP.  As such, the Bank believes it has sufficient liquidity sources to fund all pending PPP loans and to continue to provide this important service to local businesses.

Capital Requirements

In August 2018, the Federal Reserve Board issued an interim final ruling that holding companies with assets less than $3 billion are not subject to minimum capital requirements. As a result, only Bank capital data and capital ratios are presented as of March 31, 2020 and December 31, 2019.

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for US banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and was fully phased in on January 1, 2019. The net unrealized gain or loss on available for sale securities and holding gains or losses on cash flow hedges are not included in computing regulatory capital.

The federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020.  This final rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets.  Highlights of the Community Bank Leverage Ratio Framework follow:

•

The community bank leverage ratio (CBLR) final rule will be effective on January 1, 2020, and will allow qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy. Banks opting into the CBLR framework (CBLR banks) will not be required to calculate or report risk-based capital.

•

A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. It also cannot be an advanced approaches institution.

•

The final rule adopts tier 1 capital and the existing leverage ratio into the community bank leverage ratio framework. The tier 1 numerator takes into account the modifications made in relation to the capital simplifications and current expected credit losses methodology (CECL) transitions rules as of the compliance dates of those rules.

•

A CBLR bank will not be subject to other capital and leverage requirements. It will be deemed to have met the "well capitalized" ratio requirements and be in compliance with the generally applicable capital rule.

•

A CBLR bank that ceases to meet any qualifying criteria in a future period and that has a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements.

•	A CBLR may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule.

Management believes as of March 31, 2020, the Bank meets all capital adequacy requirements to which it is subject. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) and Tier I capital (as defined in the regulations) to average assets (as defined).

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

At March 31, 2020 and at December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual amounts and ratios are presented in the following table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2020
Bank Only
Tier I Capital (to Average Assets)	103,101	9.3	100,111	9.0	100,111	9.0

December 31, 2019
Bank Only
Tier I Capital (to Average Assets)	102,759	9.3	44,164	4.0	55,206	5.0

Non-Performing Assets

As of March 31, 2020, our non-performing assets, including other real estate, totaled $6.8 million or 0.60% of assets compared to $6.7 million or 0.61% of assets at December 31, 2019 (see the following table). The Company experienced an increase of $1.2 million in non-accrual loans from December 31, 2019 to March 31, 2020. As of March 31, 2020, non-accrual loans include $374 thousand in loans secured by construction real estate, $1.3 million in loans secured by multi-family residential property, $1.8 million in loans secured by non-farm non-residential property, $744 thousand in loans secured by 1-4 family properties and $27 thousand in consumer loans.

Loans secured by real estate composed 92.0% of the non-performing loans as of March 31, 2020 and 97.8% as of December 31, 2019. Forgone interest income on non-accrual loans totaled $101 thousand for the first three months of 2020 compared to forgone interest of $31 thousand for the same time period in 2019. Accruing loans that are contractually 90 days or more past due as of March 31, 2019 totaled $474 thousand compared to $1.5 million at December 31, 2019, a decrease of $1.0 million. Total nonperforming and restructured loans increased $130 thousand from December 31, 2019 to March 31, 2020. The ratio of nonperforming and restructured loans to loans remained the same at 0.61% from December 31, 2019 to March 31, 2020.

In addition, the amount the Company has recorded as other real estate owned decreased $38 thousand from December 31, 2019 to March 31, 2020. As of March 31, 2020 and December 31, 2019, the amount recorded as other real estate owned totaled $2.1 million. During the first three months of 2020, no new additions were added to other real estate properties and no sales occurred.  The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 126% at December 31, 2019 to 145% at March 31, 2020.

The economic downturn experienced as a result of the COVID-19 pandemic is expected to result in increased non-performing assets.  Loan modifications are likely to be executed in the second quarter of 2020.  The majority of these modifications will involve three to six month forbearance payments which will be added to the end of the note.  These modification and econcomic stimulus packages offered by the government will help loan customers meet debt obligations but it is unknown to what extent at this time.

Nonperforming and Restructured Assets

	3/31/2020	12/31/2019
	(in thousands)
Non-accrual Loans	$4,236	$3,081
Accruing Loans which are Contractually past due over 89 days	474	1,499
Accruing Troubled Debt Restructurings	—	—
Total Nonperforming and Restructured Loans	4,710	4,580
Other Real Estate	2,110	2,148
Total Nonperforming and Restructured Loans and Other Real Estate	$6,820	$6,728
Nonperforming and Restructured Loans as a Percentage of Loans	0.61%	0.61%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.60%	0.61%
Allowance as a Percentage of Period-end Loans	1.27%	1.14%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	145%	126%

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

Provision for Loan Losses

The loan loss provision for the first three months of 2020 was $1.6 million compared to $125 thousand for the first three months of 2019.  The increase in the total loan loss provision during the first three months of 2020 compared to the same time period in 2019 was attributed mostly to uncertainties surrounding the COVID-19 pandemic.  It is possible the Company will have additional provision for loan losses expense in future quarters as a result of the economic downturn associated with the COVID-19 pandemic.  Strong loan growth during the first quarter of 2020 also contributed to the increase in loan loss provision expense.  The allowance for loan losses as a percentage of loans was 1.27% at March 31, 2020 compared to 1.15% at March 31, 2019.

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

Nonperforming loans and restructured loans increased $130 thousand from December 31, 2019 to $4.7 million at March 31, 2020. The Company recorded net charge-offs of $169 thousand for the three months ended March 31, 2020 compared to net charge-offs of $370 thousand for the three months ended March 31, 2019.

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

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

	Three Months Ended March 31,
	(in thousands)
	2020	2019
Balance at Beginning of Period	$8,460	$8,127
Amounts Charged-Off:
Commercial	25	191
1-4 family residential	35	99
Non-farm & non-residential	—	17
Consumer and other	347	302
Total Charged-off Loans	407	609
Recoveries on Amounts Previously Charged-off:
Commercial	6	7
1-4 family residential	15	8
Agricultural	2	1
Consumer and other	215	223
Total Recoveries	238	239
Net Charge-offs (Recoveries)	169	370
Provision for Loan Losses	1,625	125
Balance at End of Period	9,916	7,882
Loans
Average	762,389	685,928
At March 31,	778,327	687,484
As a Percentage of Average Loans:
Net Charge-offs for the period	0.02%	0.05%
Provision for Loan Losses for the period	0.21%	0.02%
Allowance as a Multiple of Net Charge-offs annualized	14.7	5.3

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

Part II - Other Information

Item 1.  Legal Proceedings

In the ordinary course of operations, the Company and the Bank may be involved in various legal proceedings that the Company believes is of such types common to our industry.  There is no proceeding pending, or to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of the Company or the Bank.

Item 1 A.  Risk Factors

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

As part of the annual internal audit plan, our risk management department meets with management to assess these risks throughout the Company.  Many risks are further addressed in other sections of this Form 10-Q document.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.

The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, and an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and could impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak is expected to lead to an economic recession and other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread issues for the Company.

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it could be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created the threat of a recession, reduced economic activity and caused a significant correction in the global stock markets. We expect that we could experience significant disruptions across our business due to these effects, possibly leading to decreased earnings, significant slowdowns in our loan collections or increased loan defaults.  We also may experience financial losses due to increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruptions, given increased only and remote activity.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread issues for the Company.

The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.  We believe that the economic impact from COVID-19 could have an adverse impact on our business and could result in losses in our loan portfolio, all of which would impact our earnings and capital.

COVID-19 may impact businesses’ and consumers’ desire or financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the various industries impacted by COVID-19 and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases has resulted in or may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted.  On our about April 23, 2020,  Congress approved an $310 billion in new funding for the PPP, including $30 billion that was reserved for lenders with less than $10 billion in assets such as the Company.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non‑customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP.

In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and as a result, the ultimate impact of the outbreak is highly uncertain and subject to change.

To the extent the COVID-19 pandemic adversely affects our business, financial position, results of operations and/or cash flows, it may also have the effect of heightening many of the other risks we face, including the risks described in the section entitled “Risk Factors” in our 2019 Form 10-K and any subsequent Quarterly Report on Form 10-Q.

We continue to work with our management to assess, address and mitigate the impact of this global pandemic. However, we cannot predict the length and impact of the COVID-19 pandemic at this time.

The risks described in our 2019 Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
1/1/20 - 1/31/20	—	$—	—	135,824	shares

2/1/20 - 2/29/20	—	—	—	135,824	shares

3/1/20 - 3/31/20	—	—	—	135,824	shares

Total	—	$—	—	135,824	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 200,000 shares of its outstanding common stock.  On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares.  On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 200,000 shares.  On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares.  On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares.  Shares will be purchased from time to time in the open market depending on market prices and other considerations.  Through March 31, 2020, 764,176 shares have been purchased.

Item 6.     Exhibits

Ay

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

KENTUCKY BANCSHARES, INC.

Date	5/11/20	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	5/11/20	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer