Form 10-Q
period 2020-06-30
KENTUCKY BANCSHARES INC /KY/
filed 2020-08-10
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2020

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

Number of shares of Common Stock outstanding as of July 31, 2020: 5,946,518.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollar amounts in thousands)

	6/30/2020	12/31/2019
ASSETS
Cash and due from banks	$103,952	$21,922
Federal funds sold	321	260
Cash and cash equivalents	104,273	22,182
Interest bearing time deposits	2,274	2,375
Securities available for sale	251,586	265,330
Loans held for sale	6,178	2,144
Loans	808,467	744,313
Allowance for loan losses	(10,389)	(8,460)
Net loans	798,078	735,853
Federal Home Loan Bank stock	7,072	7,034
Real estate owned, net	1,879	2,148
Bank premises and equipment, net	20,764	19,429
Interest receivable	4,986	4,166
Mortgage servicing rights	1,472	1,573
Goodwill	14,001	14,001
Other intangible assets	93	136
Bank owned life insurance	18,449	18,165
Operating lease right of use asset	7,887	8,195
Other assets	7,979	8,059
Total assets	$1,246,971	$1,110,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$308,132	$235,268
Time deposits, $250,000 and over	36,301	43,345
Other interest bearing	600,123	564,040
Total deposits	944,556	842,653
Repurchase agreements	4,308	5,994
Short-term Federal Home Loan Bank advances	50,500	25,000
Long-term Federal Home Loan Bank advances	94,905	91,418
Subordinated debentures	7,217	7,217
Interest payable	1,251	1,170
Operating lease liability	8,090	8,350
Other liabilities	13,916	9,725
Total liabilities	1,124,743	991,527

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,946,518 and 5,913,922 shares issued and outstanding at June 30, 2020 and December 31, 2019	21,832	21,447
Retained earnings	99,587	96,903
Accumulated other comprehensive income	809	913
Total stockholders’ equity	122,228	119,263
Total liabilities and stockholders’ equity	$1,246,971	$1,110,790

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
INTEREST INCOME:
Loans, including fees	$9,304	$9,115	$18,684	$17,915
Securities
Taxable	1,295	1,695	2,764	3,524
Tax exempt	198	276	374	609
Other	81	274	191	491
Total interest income	10,878	11,360	22,013	22,539
INTEREST EXPENSE:
Deposits	1,160	1,612	2,628	3,149
Repurchase agreements and federal funds purchased	7	13	15	37
Federal Home Loan Bank advances	561	547	1,143	1,090
Note payable	—	31	—	65
Subordinated debentures	68	98	153	200
Total interest expense	1,796	2,301	3,939	4,541
Net interest income	9,082	9,059	18,074	17,998
Provision for loan losses	500	325	2,125	450
Net interest income after provision	8,582	8,734	15,949	17,548
NON-INTEREST INCOME:
Service charges	990	1,397	2,279	2,591
Loan service fee income (loss), net	(203)	31	(287)	104
Trust department income	332	347	702	675
Gain (loss) on sale of available for sale securities, net	232	20	344	114
Gain on sale of loans	1,379	321	2,062	528
Brokerage income	95	135	222	271
Debit card interchange income	915	903	1,727	1,693
Other	259	181	512	359
Total other income	3,999	3,335	7,561	6,335
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,196	4,683	10,161	9,373
Occupancy expenses	1,011	1,057	2,105	2,038
Legal and professional fees	364	248	609	464
Data processing	509	614	1,088	1,215
Debit card expenses	456	529	963	1,059
Advertising and marketing	182	212	449	446
Taxes other than payroll, property and income	339	325	676	649
Loss on limited partnership	292	159	585	318
Other	989	951	1,932	1,981
Total other expenses	9,338	8,778	18,568	17,543
Income before income taxes	3,243	3,291	4,942	6,340
Provision for income taxes	170	54	118	292
Net income	$3,073	$3,237	$4,824	$6,048
Earnings per share
Basic	$0.51	$0.54	$0.81	$1.01
Diluted	0.51	0.54	0.81	1.01

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net income	$3,073	$3,237	$4,824	$6,048

Other comprehensive income (loss)
Unrealized gains on securities arising during the period	2,146	2,757	2,500	6,356
Reclassification of realized amount	(232)	(20)	(344)	(114)
Net change in unrealized gain (loss) on securities	1,914	2,737	2,156	6,242
Less: Tax impact	(487)	(575)	(539)	(1,311)
Net of tax	1,427	2,162	1,617	4,931

Unrealized gains (losses) on cashflow hedges arising during the period	487	—	(2,178)	—
Reclassification of realized amount	18	—	12	—
Net change in unrealized gain (loss) on cashflow hedges	505	—	(2,166)	—
Less: Tax impact	445	—	445	—
Net of tax	950	—	(1,721)	—

Total other comprehensive income (loss)	2,377	2,162	(104)	4,931

Comprehensive income	$5,450	$5,399	$4,720	$10,979

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balances, December 31, 2018	5,955,242	$21,170	$89,101	$(3,478)	$106,793
					—
Common stock issued (employee stock grants of 23,260 shares, net of 120 shares forfeited, and director stock grants of 2,824 shares)	26,084	295	—	—	295
Stock compensation expense	—	56	—	—	56
Other comprehensive income	—	—	—	2,769	2,769
Net income	—	—	2,811	—	2,811
Dividends declared - $0.17 per share	—	—	(1,015)	—	(1,015)
Balances, March 31, 2019	5,981,326	$21,521	$90,897	$(709)	$111,709

Stock compensation expense	—	58	—	—	58
Other comprehensive income	—	—	—	2,162	2,162
Net income	—	—	3,237	—	3,237
Dividends declared - $0.17 per share	—	—	(1,019)	—	(1,019)
Balances, June 30, 2019	5,981,326	$21,579	$93,115	$1,453	$116,147

Balances, December 31, 2019	5,913,922	$21,447	$96,903	$913	$119,263
Common stock issued (employee stock grants of 29,242 shares, net of 788 shares withheld in lieu of income tax, and director stock grants of 3,834 shares)	33,076	263	—	—	263
Stock compensation expense	—	61	—	—	61
Other comprehensive loss	—	—	—	(2,481)	(2,481)
Net income	—	—	1,751	—	1,751
Dividends declared - $0.18 per share	—	—	(1,070)	—	(1,070)
Balances, March 31, 2020	5,946,998	$21,771	$97,584	$(1,568)	$117,787

Shares Forfeited	(480)	—	—	—	—
Stock compensation expense	—	61	—	—	61
Other comprehensive income	—	—	—	2,377	2,377
Net income	—	—	3,073	—	3,073
Dividends declared - $0.18 per share	—	—	(1,070)	—	(1,070)
Balances, June 30, 2020	5,946,518	$21,832	$99,587	$809	$122,228

(1) Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(Dollar amounts in thousands)

	Six Months Ended
	6/30/2020	6/30/2019
Cash Flows From Operating Activities
Net Income	$4,824	$6,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	676	595
Amortization (accretion), net	144	(81)
Securities amortization (accretion), net	568	391
Stock based compensation expense	122	114
Provision for loan losses	2,125	450
Gain on sale of available for sale securities, net	(344)	(114)
Net increase in cash surrender value of bank-owned life insurance	(284)	(159)
Originations of loans held for sale	(63,972)	(26,245)
Proceeds from sale of loans	62,000	25,588
Gain on sale of loans	(2,062)	(528)
(Gain) loss on sale of other real estate	(10)	(2)
Write-downs of other real estate, net	38	38
Amortization of operating leases	48	59
Changes in:
Interest receivable	(820)	(111)
Other assets	488	512
Interest payable	81	(15)
Deferred taxes	(946)	(383)
Other liabilities	(341)	(2,420)
Net cash from operating activities	2,335	3,737
Cash Flows From Investing Activities
Net change in interest bearing time deposits	101	200
Purchases of securities available for sale	(35,511)	(14,815)
Purchase of FHLB stock	(38)	—
Proceeds from sales of securities available for sale	17,096	29,734
Proceeds from principal payments, maturities and calls securities available for sale	36,901	25,822
Net change in loans	(64,350)	(22,186)
Purchases of bank premises and equipment	(2,011)	(869)
Proceeds from the sale of other real estate	241	135
Net cash from (used in) investing activities	(47,571)	18,021
Cash Flows From Financing Activities:
Net change in deposits	101,903	(17,574)
Net change in repurchase agreements	(1,686)	(3,649)
Net change in short-term Federal Home Loan Bank advances	25,500	(200)
Proceeds from long-term Federal Home Loan Bank advances	15,000	9,000
Repayment of long-term Federal Home Loan Bank advances	(11,513)	(5,384)
Repayment of note payable	—	(422)
Proceeds from issuance of common stock	263	295
Dividends paid	(2,140)	(2,034)
Net cash used in financing activities	127,327	(19,968)
Net change in cash and cash equivalents	82,091	1,790
Cash and cash equivalents at beginning of period	22,182	26,101
Cash and cash equivalents at end of period	$104,273	$27,891
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$3,858	$4,556
Supplemental disclosures of non-cash investing activities
Securities transactions in process, payable	2,811	—
Real estate acquired through foreclosure	—	72
In conjunction with the adoption of ASU 2016-02, as detailed in Note 8 of the unaudited consolidated financial statements, a net operating lease asset and a related lease liability was recognized at 1/1/2019	—	6,373

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

COVID-19: In December 2019, a novel strain of coronavirus, Coronavirus Disease (COVID-19), was reported in Wuhan, China. The COVID-19 virus continues to aggressively spread globally and has spread to over 185 countries, including all 50 states in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the COVID-19 virus has minimally impacted our operations as of June 30, 2020, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause Kentucky Bancshares to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Kentucky Bancshares’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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

Equity investments with readily determinable fair values are included in other assets with changes in fair value recorded in other income.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type.Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income. Servicing fees totaled $299 thousand for the six months ended June 30, 2020 compared to $267 thousand for the six months ended June 30, 2019 and are included in loan service fee income, net in the income statement. Servicing fees totaled $154 thousand for the three months ended June 30, 2020 compared to $134 thousand for the three months ended June 30, 2019 and are included in loan service fee income, net in the income statement. Late fees and ancillary fees related to loan servicing are not material. Amortization expense, including write-downs for fair value adjustments, was $586 thousand for the for the six months ended June 30, 2020 compared to $163 thousand for the six months ended June 30, 2019. Amortization expense, including write-downs for fair value adjustments, was $357 thousand for the for the three months ended June 30, 2020 compared to $103 thousand for the three months ended June 30, 2019.

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

The investment recorded at June 30, 2020 was $3.6 million and $3.9 million at June 30, 2019, respectively, and is included with other assets in the balance sheet. During the six months ended ended June 30, 2020 and 2019, the Company recognized amortization expense of $585 thousand and $318 thousand, respectively, which was included within noninterest expense on the consolidated statements on income. During the three months ended ended June 30, 2020 and 2019, the Company recognized amortization expense of $292 thousand and $159 thousand, respectively, which was included within noninterest expense on the consolidated statements on income.

Leases: Lessees are required to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The Company recorded an operating lease right of use asset of $7.9 million and an operating lease liability of $8.1 million, as of June 30, 2020, as a result of recording operating lease contracts where the Company is lessee.

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

Goodwill and Intangible Assets: Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Despite the recent economic downturn associated with the

COVID-19 pandemic, management believes no impairment exists to Goodwill as of June 30, 2020. However, management did conclude that that the current decline in macroeconomic conditions is a triggering event and peformed a goodwill impairment test as of June 30, 2020. Management continues to evaluate the Company’s qualitative assessment assumptions.

Intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on either an accelerated or straight-line basis, over 10 or 15 years.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, which was subsequently clarified and revised by an interagency statement issued on April 7, 2020. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and has subsequently been amended several times. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. Modifications were executed in the second quarter of 2020. The majority of these modifications involved three to six month forbearance payments which were added to the end of the note. As of June 30, 2020, we had approved modifications on approximately $115 million of loans.

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

2.	SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
June 30, 2020
U.S. treasury notes	$9,120	$174	$—	$9,294
U.S. government agencies	15,625	216	(15)	15,826
States and political subdivisions	47,681	1,152	(28)	48,805
Mortgage-backed - residential	97,870	2,096	(32)	99,934
Mortgage-backed - commercial	43,043	943	(15)	43,971
Asset-backed	34,995	33	(1,272)	33,756
Total	$248,334	$4,614	$(1,362)	$251,586

December 31, 2019
U.S. treasury notes	$9,165	$3	$—	$9,168
U.S. government agencies	23,716	60	(41)	23,735
States and political subdivisions	31,950	661	(22)	32,589
Mortgage-backed - residential	113,629	634	(272)	113,991
Mortgage-backed - commercial	50,092	406	(147)	50,351
Asset-backed	35,682	55	(241)	35,496
Total	$264,234	$1,819	$(723)	$265,330

The amortized cost and fair value of securities as of June 30, 2020 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately. Further discussion concerning Fair Value Measurements can be found in Note 7.

	Amortized	Fair
	Cost	Value
Due in one year or less	$8,033	$8,086
Due after one year through five years	17,898	18,235
Due after five years through ten years	19,364	19,899
Due after ten years	27,131	27,705
	72,426	73,925
Mortgage-backed - residential	97,870	99,934
Mortgage-backed - commercial	43,043	43,971
Asset-backed	34,995	33,756
Total	$248,334	$251,586

Proceeds from the sale of available for sale securities for the six months ended June 30, 2020 and June 30, 2019 were $17.1 million and $29.7 million. Gross gains of $390 thousand and $154 thousand and gross losses of $46 thousand and $40 thousand were realized on those sales, respectively. The tax provision related to these realized net gains was $72 thousand and $24 thousand, respectively.

Proceeds from the sale of available for sale securities for the three months ended June 30, 2020 and June 30, 2019 were $15.0 million and $13.4 million. Gross gains of $272 thousand and $45 thousand and gross losses of $40 thousand and $25 thousand were realized on those sales, respectively. The tax provision related to these realized net gains or losses was $49 thousand and $4 thousand, respectively.

Securities with unrealized losses at June 30, 2020 and at December 31, 2019 not recognized in income are as follows:

June 30, 2020 (in thousands)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$—	$—	$870	$(15)	$870	$(15)
States and political subdivisions	4,704	(28)	—	—	4,704	(28)
Mortgage-backed - residential	11,612	(32)	—	—	11,612	(32)
Mortgage-backed - commercial	—	—	5,134	(15)	5,134	(15)
Asset-backed	24,135	(871)	6,646	(401)	30,781	(1,272)
Total temporarily impaired	$40,451	$(931)	$12,650	$(431)	$53,101	$(1,362)

December 31, 2019 (in thousands)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$6,171	$(18)	$4,396	$(23)	$10,567	$(41)
States and political subdivisions	859	(3)	1,199	(19)	2,058	(22)
Mortgage-backed - residential	32,718	(129)	14,583	(143)	47,301	(272)
Mortgage-backed - commercial	5,760	(25)	10,625	(122)	16,385	(147)
Asset-backed	21,786	(150)	6,962	(91)	28,748	(241)
Total temporarily impaired	$67,294	$(325)	$37,765	$(398)	$105,059	$(723)

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

3.	LOANS

Loans at period-end are as follows:

(in thousands)

	6/30/2020	12/31/2019
Commercial	$132,099	$86,552
Real estate construction	25,136	32,219
Real estate mortgage:
1-4 family residential	295,326	291,419
Multi-family residential	49,208	48,622
Non-farm & non-residential	226,467	204,908
Agricultural	57,528	57,166
Consumer	22,507	23,122
Other	196	305
Total	$808,467	$744,313

As of June 30, 2020, the Company had outstanding loan balances of $56.8 million for “PPP” loans which were included in commercial loans in the table above. These loans required no allowance for loan losses as of June 30, 2020.

Activity in the allowance for loan losses for the six month period indicated was as follows:

	Six Months Ended June 30, 2020
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$920	$(25)	$12	$24	$931
Real estate Construction	551	—	—	(85)	466
Real estate mortgage:
1-4 family residential	2,901	(35)	18	467	3,351
Multi-family residential	807	—	—	107	914
Non-farm & non-residential	1,643	—	—	1,397	3,040
Agricultural	389	—	3	92	484
Consumer	506	(214)	25	213	530
Other	43	(399)	419	(33)	30
Unallocated	700	—	—	(57)	643
	$8,460	$(673)	$477	$2,125	$10,389

	Three Months Ended June 30, 2020
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$1,003	$—	$6	$(78)	$931
Real estate construction	631	—	—	(165)	466
Real estate mortgage:
1-4 family residential	3,421	—	3	(73)	3,351
Multi-family residential	1,024	—	—	(110)	914
Non-farm & non-residential	2,104	—	—	936	3,040
Agricultural	463	—	1	20	484
Consumer	533	(104)	16	85	530
Other	31	(162)	213	(52)	30
Unallocated	706	—	—	(63)	643
	$9,916	$(266)	$239	$500	$10,389

	Six Months Ended June 30, 2019
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$1,159	$(191)	$10	$(16)	$962
Real estate Construction	414	—	—	(1)	413
Real estate mortgage:
1-4 family residential	2,605	(104)	12	253	2,766
Multi-family residential	733	—	—	10	743
Non-farm & non-residential	1,649	(17)	—	(33)	1,599
Agricultural	420	—	4	(7)	417
Consumer	410	(140)	17	105	392
Other	58	(440)	348	138	104
Unallocated	679	—	—	1	680
	$8,127	$(892)	$391	$450	$8,076

	Three Months Ended June 30, 2019
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$943	$—	$3	$16	$962
Real estate Construction	351	—	—	62	413
Real estate mortgage:
1-4 family residential	2,660	(5)	4	107	2,766
Multi-family residential	723	—	—	20	743
Non-farm & non-residential	1,609	—	—	(10)	1,599
Agricultural	406	—	3	8	417
Consumer	389	(79)	3	79	392
Other	70	(199)	139	94	104
Unallocated	731	—	—	(51)	680
	$7,882	$(283)	$152	$325	$8,076

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $4.0 million as of June 30, 2020 and $2.8 million at December 31, 2019) in loans by portfolio segment and based on impairment method as of June 30, 2020 and December 31, 2019:

	Individually	Collectively
As of June 30, 2020	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$50	$881	$931
Real estate construction	—	466	466
Real estate mortgage:
1-4 family residential	—	3,351	3,351
Multi-family residential	75	839	914
Non-farm & non-residential	900	2,140	3,040
Agricultural	—	484	484
Consumer	—	530	530
Other	—	30	30
Unallocated	—	643	643
	$1,025	$9,364	$10,389
Loans:
Commercial	$144	$131,955	$132,099
Real estate construction	374	24,762	25,136
Real estate mortgage:
1-4 family residential	533	294,793	295,326
Multi-family residential	1,292	47,916	49,208
Non-farm & non-residential	1,799	224,668	226,467
Agricultural	3,580	53,948	57,528
Consumer	—	22,507	22,507
Other	—	196	196
Total	$7,722	$800,745	$808,467

	Individually	Collectively
As of December 31, 2019	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$920	$920
Real estate construction	—	551	551
Real estate mortgage:
1-4 family residential	2	2,899	2,901
Multi-family residential	50	757	807
Non-farm & non-residential	—	1,643	1,643
Agricultural	—	389	389
Consumer	—	506	506
Other	—	43	43
Unallocated	—	700	700
	$52	$8,408	$8,460
Loans:
Commercial	$—	$86,552	$86,552
Real estate construction	374	31,845	32,219
Real estate mortgage:
1-4 family residential	202	291,217	291,419
Multi-family residential	1,292	47,330	48,622
Non-farm & non-residential	1,799	203,109	204,908
Agricultural	842	56,324	57,166
Consumer	—	23,122	23,122
Other	—	305	305
Total	$4,509	$739,804	$744,313

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2020 (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$94	$94	$—	$47	$1	$1
Real estate construction	374	374	—	374	—	—
Real estate mortgage:
1-4 family residential	533	533	—	368	12	12
Agricultural	3,580	3,580	—	2,211	32	32

With an allowance recorded:
Commercial	$50	$50	$50	$25	$—	$—
Real estate mortgage:
Multi-family residential	1,292	1,292	75	1,292	—	—
Non-farm and non-residential	1,799	1,799	900	900	—	—
Total	$7,722	$7,722	$1,025	$5,217	$44	$44

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans for the six months ended June 30, 2019. The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	122	7	7
Multi-family residential	1,633	54	54
Non-farm and non-residential	114	5	5
Agricultural	845	10	10

With an allowance recorded:
Real estate mortgage:
1-4 family residential	$1,001	$10	$10
Total	$4,089	$86	$86

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2019 (in thousands). The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate construction	$374	$374	$—	$374	$—	$—
Real-estate mortgage:
Non-farm & non-residential	1,799	1,799	—	1,013	17	17
Agricultural	842	842	—	1,003	18	18

With an allowance recorded:
Real estate mortgage
1-4 family residential	$202	$202	$2	$603	$35	$35
Multi-family residential	1,292	1,292	50	646	54	54
Total	$4,509	$4,509	$52	$3,639	$124	$124

The following tables present loans individually evaluated for impairment by class of loans for the three months ended June 30, 2020 and June 30, 2019:

	Three Months Ending June 30, 2020
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$47	$1	$1
Real estate construction	374	—	—
Real estate mortgage:
1-4 family residential	447	6	6
Agricultural	2,384	21	21

With an allowance recorded:
Commercial	$25	$—	$—
Real estate mortgage:
Multi-family residential	1,292	—	—
Non-farm and non-residential	900	—	—
Total	$5,469	$28	$28

	Three Months Ending June 30, 2019
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	222	3	3
Multi-family residential	1,622	10	10
Non-farm and non-residential	138	—	—
Agricultural	527	6	6

With an allowance recorded:
Real estate mortgage:
1-4 family residential	$1,127	$3	$3
Total	$4,010	$22	$22

The following tables present the recorded investment in nonaccrual, loans past due over 89 days still on accrual and accruing troubled debt restructurings by class of loans as of June 30, 2020 and December 31, 2019:

		Loans Past Due
		Over 89 Days
As of June 30, 2020		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$—	$48	$—
Real estate construction	374	—	—
Real estate mortgage:
1-4 family residential	903	—	—
Multi-family residential	1,292	—	—
Non-farm & non-residential	1,951	14	—
Agricultural	—	200	—
Consumer	38	2	—
Total	$4,558	$264	$—

		Loans Past Due
		Over 89 Days
As of December 31, 2019		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Real estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	845	47	—
Multi-family residential	—	1,292	—
Non-farm & non-residential	1,799	121	—
Agricultural	—	7	—
Consumer	63	32	—
Total	$3,081	$1,499	$—

Nonaccrual loans secured by real estate make up 99.2% of the total nonaccrual loan balances at June 30, 2020.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as June 30, 2020 and December 31, 2019 by class of loans:

	30–59	60–89	Greater than		Total
As of June 30, 2020	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$301	$—	$48	$—	$349	$131,750
Real estate construction	—	—	—	374	374	24,762
Real estate mortgage:
1-4 family residential	344	422	—	903	1,669	293,657
Multi-family residential	—	—	—	1,292	1,292	47,916
Non-farm & non-residential	406	319	14	1,951	2,690	223,777
Agricultural	412	—	200	—	612	56,916
Consumer	69	14	2	38	123	22,384
Other	—	—	—	—	—	196
Total	$1,532	$755	$264	$4,558	$7,109	$801,358

	30–59	60–89	Greater than		Total
As of December 31, 2019	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$326	$25	$—	$—	$351	$86,201
Real estate construction	—	—	—	374	374	31,845
Real estate mortgage:
1-4 family residential	2,734	274	47	845	3,900	287,519
Multi-family residential	—	—	1,292	—	1,292	47,330
Non-farm & non-residential	302	19	121	1,799	2,241	202,667
Agricultural	704	—	7	—	711	56,455
Consumer	158	17	32	63	270	22,852
Other	—	—	—	—	—	305
Total	$4,224	$335	$1,499	$3,081	$9,139	$735,174

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

On March 22, 2020, the Interagency Statement was issued by our banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.

The majority of the loan modifications we made for customers involved three to six month forbearance payments which were added to the end of the note. As of June 30, 2020 we had approved modifications on approximately $115 million of outstanding loan balances.

The Company had no loans classified as troubled debt restructurings as of June 30, 2020 or December 31, 2019.

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

As of June 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of June 30, 2020		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$129,902	$2,116	$81	$—
Real estate construction	24,743	—	393	—
Real estate mortgage:
1-4 family residential	285,940	3,392	5,994	—
Multi-family residential	46,985	931	1,292	—
Non-farm & non-residential	215,067	9,431	170	1,799
Agricultural	50,485	4,649	2,394	—
Total	$753,122	$20,519	$10,324	$1,799

As of December 31, 2019		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$83,515	$2,785	$252	$—
Real estate construction	30,462	1,363	394	—
Real estate mortgage:
1-4 family residential	283,048	3,435	4,932	4
Multi-family residential	43,193	4,137	1,292	—
Non-farm & non-residential	195,800	7,169	1,939	—
Agricultural	51,352	4,459	1,355	—
Total	$687,370	$23,348	$10,164	$4

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented. Non-performing consumer loans are loans which are greater than 89 days past due or on non-accrual status, and total $40 thousand at June 30, 2020 and $95 thousand at December 31, 2019.

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

The factors used in the earnings per share computation follow:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$4,824	$6,048
Weighted average common shares outstanding	5,890	5,937
Basic and diluted earnings per share	$0.81	$1.01

	Three Months Ended
	June 30,
	2020	2019

	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$3,073	$3,237
Weighted average common shares outstanding	5,892	5,937
Basic and diluted earnings per share	$0.51	$0.54

Restricted stock grants were excluded in shares outstanding for purposes of computing basic and diluted earnings per share for the both the six months ended June 30, 2020 and June 30, 2019.

5.	STOCK COMPENSATION

We have three stock based compensation plans as described below.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan. Total shares issuable under the plan were 100,000. There were no shares issued during 2020 or 2019. The plan is now expired and no additional shares will be issued from the 2005 plan. There were 0 shares forfeited during the six months ended June 30, 2020 and 12 shares were forfeited during the six months ended June 30, 2019.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2020	1,580	$13.67
Vested	(1,580)	13.67
Nonvested at June 30, 2020	—	$—

As of June 30, 2020, there was no unrecognized compensation cost related to nonvested shares granted under the 2005 Restricted Stock Grant due to their being no nonvested shares outstanding.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan were 300,000. There were 0 shares issued during the six months ended June 30, 2020 and 23,380 shares were issued during the six months ended June 30, 2019. The plan is now expired and no additional shares will be issued from the 2009 plan. There were 300 shares forfeited during the six months ended June 30, 2020 and 108 shares were forfeited during the six months ended June 30, 2019.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2020	38,482	$21.46
Vested	(12,855)	20.98
Forfeited	(300)	21.37
Nonvested at June 30, 2020	25,327	$21.70

2019 Stock Award Plan

On May 21, 2019, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan are 300,000. There were 30,030 shares issued during the six months ended June 30, 2020 and 0 shares were issued during the six months ended June 30, 2019. There were 180 shares forfeited during the six months ended June 30, 2020 and 0 shares forfeited during the six months ended June 30, 2019.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2020	—	$—
Granted	30,030	23.11
Forfeited	(180)	(23.11)
Nonvested at June 30, 2020	29,850	$23.11

6. REPURCHASE AGREEMENTS

Repurchase agreements totaled $4.3 million as of June 30, 2020. Of this, $3.3 million of balances were overnight obligations and $1.0 million of balances had terms extending through May 2021 with a weighted remaining average life of 0.9 years. The Company pledged both U.S. treasury securities and U.S. government agency securities with a combined total carrying amount of $11.7 million to secure repurchase agreements as of June 30, 2020.

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

Net adjustments totaled $973 thousand the first six months of 2020 and $(193) thousand for the first six months of 2019 and resulted in a Level 3 classification of the inputs for determining fair value. Net adjustments totaled $950 thousand for the three months ended June 30, 2020 and $(11) thousand for the three months ended June 30, 2019 and resulted in a Level 3 classification of the inputs for determining fair value.

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

Fair Value Measurements at June 30, 2020 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
U.S. treasury notes	$9,294	$—	$9,294	$—
U. S. government agencies	15,826	—	15,826	—
States and political subdivisions	48,805	—	48,805	—
Mortgage-backed - residential	99,934	—	99,934	—
Mortgage-backed-commercial	43,971	—	43,971	—
Asset-backed	33,756	—	33,756	—
Derivatives	473	—	473	—
Equity Securities	298	298	—	—
Total	$252,357	$298	$252,059	$—

Financial Liabilities
Derivatives	$2,844	$—	$2,844	$—

Fair Value Measurements at December 31, 2019 (in thousands):

		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$9,168	$—	$9,168	$—
U. S. government agencies	23,735	—	23,735	—
States and political subdivisions	32,589	—	32,589	—
Mortgage-backed - residential	113,991	—	113,991	—
Mortgage-backed - commercial	50,351	—	50,351	—
Asset-backed	35,496	—	35,496	—
Derivatives	94		94
Equity Securities	292	292	—	—
Total	$265,716	$292	$265,424	$—

Financial Liabilities
Derivatives	$164	$—	$164	$—

There were no transfers between level 1 and level 2 during 2020 or 2019.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2020 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real estate mortgage:
Multi-family residential	$1,217	$—	$—	$1,217
Non-farm & non-residential	899	—	—	899
Other real estate owned, net:
Real estate mortgage:
1-4 family residential	73	—	—	73
Commercial	246	—	—	246
Agricultural	233	—	—	233
Mortgage servicing rights	1,335	—	—	1,335

	Fair Value Measurements at December 31, 2019 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$200	$—	$—	$200
Multi-family residential	1,242	—	—	1,242
Other real estate owned, net:
Real Estate Mortgage:
1-4 family residential	40	—	—	40
Commercial	246	—	—	246
Agriculturual	233	—	—	233
Mortgage servicing rights	1,107	—	—	1,107

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $2.1 million, which includes a valuation allowance of $975 thousand as of June 30, 2020. Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $1.4 million, with a valuation allowance of $52 thousand at December 31, 2019.

Based on recent developments for one loan with an outstanding balance of $1.8 million and classified as non-farm and non-residential as of June 30, 2020, a specific valuation allowance of $900 thousand was deemed necessary as of June 30, 2020. Further, one additional loan was impaired at June 30, 2020 when compared to December 31, 2019 and required additional loan provision expense of $50 thousand for the three months and six months ended June 30, 2020.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $552 thousand, which is made up of the outstanding cost balance of $1.0 million, net of a valuation allowance of $477 thousand as of June 30, 2020. Other real estate owned which was measured at fair value less costs to sell, had a net carrying amount of $519 thousand, which was made up of the outstanding balance of $980 thousand, net of a valuation allowance of $461 thousand at December 31, 2019. The Company recorded $38 thousand expense for write-downs of other real estate owned properties for the six months ended both June 30, 2020 and June 30, 2019. The Company recorded no write-downs of other real estate owned properties for the three months ended both June 30, 2020 and June 30, 2019.

Impaired mortgage servicing rights are carried at the lower of cost or fair value. At June 30 2020, impaired mortgage servicing rights totaled $1.8 million, less a valuation allowance of $446 thousand, resulting in a net carrying value of $1.3 million.

At December 31, 2019, impaired mortgage servicing rights totaled $1.2 million, less a valuation allowance of $110 thousand, resulting in a carrying value of $1.1 million. For the six months ended June 30, 2020, the Company recorded net writedowns of $336 thousand. For the six months ended June 30,2019, the Company recorded net write-downs of $41 thousand. For the three months ended June 30, 2020, the Company recorded net writedowns of $194 thousand. For the three months ended June 30,2019, the Company recorded net write-downs of $35 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019:

				Range
June 30, 2020	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
Multi-family residential	$1,217	income approach	capitalization rate	7% - 7%	(7)%
Non-farm Non-residential	899	sales comparison	adjustment for differences between the comparable sales	(50)% -(50)%	(50)%
Other real estate owned:
Real estate mortgage:
1-4 family residential	73	sales comparison	adjustment for differences between the comparable sales	(23)% - (28)%	(30)%
Commercial	246	income approach	capitalization rate	(6)% - 8%	(62)%
Agricultural	233	sales comparison	adjustment for differences between the comparable sales	(0)% - 26%	(14)%
Mortgage servicing rights	1,335	discounted cash flow	constant prepayment rates	(12)% - (24)%	(18)%

				Range
December 31, 2019	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate mortgage:
1-4 family residential	$200	sales comparison	adjustment for differences between the comparable sales	(1)% - 21%	(1)%
Multi-family residential	1,242	income approach	capitalization rate	7% - 7%	(7)%
Other real estate owned:
Real estate mortgage:
1-4 family residential	40	sales comparison	adjustment for differences between the comparable sales	(4%) - 11%	(29%)
Commercial	246	sales comparison	capitalization rate	(6%) - 8%	(62)%
Agriculturual	233	sales comparison	adjustment for differences between the comparable sales	0% - 26%	(14)%
Mortgage servicing rights	1,107	discounted cash flow	constant prepayment rates	9% - 20%	(12)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, as of June 30, 2020 and December 31, 2019 are as follows:

June 30, 2020

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$104,273	$104,273	$—	$—	$104,273
Interest bearing time deposits	2,274	2,274	—	—	2,274
Securities available for sale	251,586	—	251,586	—	251,586
Loans held for sale	6,178	—	6,338	—	6,338
Net Loans	798,078	—	—	792,183	792,183
Federal Home Loan Bank stock	7,072	—	—	—	N/A
Interest receivable	4,986	—	960	4,026	4,986
Derivatives	473	—	473	—	473
Equity securities	298	298	—	—	298

Financial liabilities
Total deposits	$944,556	$738,775	$207,401	$—	$946,176
Repurchase agreements	4,308	—	4,315	—	4,315
Short-term Federal Home Loan Bank advances	50,500	—	50,500	—	50,500
Long-term Federal Home Loan Bank advances	94,905	—	97,922	—	97,922
Subordinated debentures	7,217	—	—	6,785	6,785
Interest payable	1,251	—	1,239	12	1,251
Derivatives	2,844	—	2,844	—	2,844

December 31, 2019

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$22,182	$22,182	$—	$—	$22,182
Interest bearing time deposits	2,375	2,375	—	—	2,375
Securities available for sale	265,330	—	265,330	—	265,330
Loans held for sale	2,144	—	2,171	—	2,171
Net Loans	735,853	—	—	735,060	735,060
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,166	—	1,035	3,131	4,166
Derivatives	94	—	94	—	94
Equity securities	292	292	—	—	292

Financial liabilities
Total deposits	$842,653	$630,948	$210,892	$—	$841,840
Repurchase agreements	5,994	—	5,993	—	5,993
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Long-term Federal Home Loan Bank advances	91,418	—	91,397	—	91,397
Subordinated debentures	7,217	—	—	7,213	7,213
Interest payable	1,170	—	1,156	14	1,170
Derivatives	164	—	164	—	164

8.	LEASES

	Statement of
	Financial Condition
	Location	6/30/2020	12/31/2019
		(in thousands)
Operating Lease Right of Use Asset:
Gross Carrying Amount		$8,806	$8,857
Accumulated Amortization		(919)	(662)
Net Book Value	Operating lease right of use asset	$7,887	$8,195

Operating Lease Liabilities
Right of use lease obligations	Operating lease liability	$8,090	$8,350

As of June 30, 2020, the weighted-average remaining lease term for operating leases was 34.9 years and the weighted- average discount rate used in the measurement of operating lease liabilities was 4.13%. The Company utilized the FHLB fixed rate advance rate as of December 31, 2018 for the term most closely aligning with the remaining lease term for lease obligations in existence as of December 31, 2018. The Company utilized the FHLB fixed rate advance rate as of April 30, 2019 as a basis for determining the discount rate for one contract which was entered into during April 2019.

	Six Months Ended
	6/30/2020	6/30/2019
	(in thousands)
Lease Cost:
Operating lease cost	$140	$111
Total lease cost	$140	$111

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$102	$130

	Three Months Ended
	6/30/2020	6/30/2019

	(in thousands)
Lease Cost:
Operating lease cost	$158	$136
Total lease cost	$158	$136

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$131	$93

Maturity analysis of liabilities under operating leases with terms longer than 12 months, are as follows at June 30, 2020:

		(in thousands)
Twelve months ended June 30,
2020	$	520
2021		524
2022		529
2023		539
2024		525
Thereafter		18,621
Total undiscounted lease payments	$	21,258
Amounts representing interest		(13,168)
Lease liability	$	8,090

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

	Three Months Ended		Six Months Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Service charges	$990	$1,397	$2,279	$2,591
Trust department income	332	347	702	675
Brokerage income	95	135	222	271
Debit card interchange income	915	903	1,727	1,693
Total	$2,332	$2,782	$4,930	$5,230

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

10. DERIVATIVES AND FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, the Company uses derivative instruments, including interest rate swaps.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.

Cash Flow Hedges: Interest rate swaps with notional amounts totaling $23 million and $10 million as of June 30, 2020 and December 31, 2019, were designated as cash flow hedges of certain rolling three month term FHLB advances and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. The carrying value of the cash flow hedge was a liability of $2.1 million as of June 30, 2020 and an asset of $46 thousand as of December 31, 2019.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $7 million and $7 million as of June 30, 2020 and December 31, 2019 were designated as fair value last of layer hedges of certain fixed rate prepayable loans with an outstanding balance of $56.4 million as of June 30, 2020. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. The carrying value of the fair value hedge asset was $742 thousand and $169 thousand as of June 30, 2020 and December 31, 2019 and included in loans on the Company’s balance sheet. The carrying value of the fair value hedge liability was $724 thousand and $164 thousand as of June 30, 2020 and December 31, 2019 and was included in other liabilities on the Company’s balance sheet.

Derivatives Not Designated as Hedges: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in net gains on the sales of loans. The carrying value of the fair value asset related to the mortgage banking derivatives was $473 thousand and $48 thousand as of June 30, 2020 and December 31, 2019 and was included in other assets on the Company’s balance sheet. The notional amounts of these transactions as of June 30, 2020 and December 31, 2019 were $25.3 million and $7.4 million.

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

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic. The descriptions below summarize certain significant government actions taken in response to the COVID-19 pandemic. However, these descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions or government programs.

●	The Federal Reserve decreased the range for the federal funds target rate by 50 basis points on March 3, 2020, and by another 100 basis points on March 16, 2020, reaching a current range of 0.0% - 0.25%.

●	On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which has subsequently been amended several times. Among other provisions, the CARES Act established an economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (PPP). A second round of funding was authorized during the second quarter. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

●	The Federal Reserve has announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on our business. The COVID-19 pandemic has resulted in temporary closures or partial-closures of many businesses and the institution of social distancing and shelter in place requirements, which has increased unemployment levels and caused extreme volatility in the financial markets. In particular, we anticipate that a significant portion of the Bank’s borrowers in various segments will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral.

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

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	We are actively working with loan customers to evaluate prudent loan modification terms, where necessary.

●	We continue to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely.

●	We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner. As of June 30, 2020, we had $56.8 million for PPP loans included in gross loans on our balance sheet.

●	We previously limited all branches to drive-up and appointment only services. However, the Bank implemented a phased re-opening of lobby services, and all lobbies are now open during normal business hours. Management has remained committed to taking all steps to ensure the Bank’s employees remain healthy and available to serve our customers.

The Company recorded net income of $4.8 million, or $0.81 basic earnings and diluted earnings per share for the first six months ended June 30, 2020 compared to $6.0 million or $1.01 basic earnings and diluted earnings per share for the six month period ended June 30, 2019. The first six months net earnings reflect a decrease of $1.2 million, or 20.2%, compared to the same time period in 2019. The decrease in net earnings is mostly attributed to an increase of $76 thousand, or 0.4%, in net interest income, an increase of $1.2 million, or 19.4%, in non-interest income, an increase of $1.0 million, or 5.8%, in non-interest expense, and an increase of $1.7 million, or 372.2%, for the provision for loan losses. The increase in non-interest income is mostly attributed to an increase in gain on sale of loans.

The earnings for the three months ended June 30, 2020 were $3.1 million or $0.51 basic and diluted earnings per share compared to $3.2 million or $0.54 basic and diluted earnings per share for the three month period ended June 30, 2019. The earnings for the three month period in 2020 reflect a decrease of 5.1% compared to the same time period in 2019.

For the six months ended June 30, 2020 and compared to the six months ended June 30, 2019, service charges decreased

$312 thousand, gain on the sale of loans increased $1.5 million, and debit card interchange income increased $34 thousand. Salaries and benefits expense increased $788 thousand, legal and professional fees decreased $145 thousand, debit card expenses decreased $96 thousand and loss on limited partnership expenses increased $38 thousand.

For the three months ended June 30, 2020 and compared to the three months ended June 30, 2019, service charges decreased $407 thousand, debit card interchange income increased $12 thousand, and gains on the sale of loans increased $1.1 million. For the three months ended June 30, 2020 and compared to the three months ended June 30, 2019, salaries and benefits expense increased $513 thousand, data processing expense decreased $105 thousand, debit card expense decreased $73 thousand and other expenses increased $202 thousand.

For the same three month comparison, loss on limited partnership expense increased $133 thousand and occupancy expense decreased $46 thousand.

Return on average assets was 0.81% for the six months ended June 30, 2020 and 1.11% for the six months ended June 30, 2019. Return on average assets was 1.01% for the three months ended June 30, 2020 and 1.19% for the three months ended June 30, 2019. Return on average equity was 8.02% for the six month period ended June 30, 2020 and 10.92% for the six month period ended June 30, 2019. Return on average equity was 10.27% for the three month period ended June 30, 2020 and 11.44% for the three month period ended June 30, 2019.

Securities available for sale decreased $13.7 million from $265.3 million at December 31, 2019 to $251.6 million at June 30, 2020.

Gross Loans increased $64.2 million from $744.3 million on December 31, 2019 to $808.5 million at June 30, 2020.

The overall increase in loan balances from December 31, 2019 to June 30, 2020 is comprised of the following: an increase of $3.9 million in 1-4 family residential loans, an increase of $45.5 million in commercial loans, an increase of $586 thousand in multi-family residential loans, an increase of $362 thousand in agricultural loans, an increase of $21.6 million in non-farm and non-residential loans, a decrease of $615 thousand in consumer loans and a decrease of $7.1 million in real-estate construction loans. Other loan balances decreased $109 thousand from December 31, 2019 to June 30, 2020.

The increase in commercial loan balances from December 31, 2019 to June 30, 2020 was attributed to having $56.8 million in outstanding “PPP” loan balances as of June 30, 2020. The Company received approximately $1.5 million in origination fees for these loans. These fees will be recognized as interest income on a straight-line basis over a two year period from the time the date of loan origination. These fees may be recognized as income sooner if the loans payoff sooner.

Total deposits increased from $842.7 million on December 31, 2019 to $944.6 million on June 30, 2020, an increase of

$101.9 million. Non-interest bearing demand deposit accounts increased $72.9 million from December 31, 2019 to June 30, 2020 while time deposits $250 thousand and over decreased $7.0 million and other interest bearing deposit accounts increased $36.1 million from December 31, 2019 to June 30, 2020. The increase in deposits is largely attributed to funds depositors received through various government stimulus programs during the second quarter (i.e., PPP loans, $1,200 stimulus payments to individuals and additional unemployment insurance payments).

Public fund account balances decreased $17.3 million from December 31, 2019 to June 30, 2020. Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank increased $29.0 million from December 31, 2019 to June 30, 2020. Long- term borrowings increased $3.5 million while short-term borrowings increased $25.5 million during the six month period. Repurchase agreements decreased $1.7 million for the same six month period.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $18.1 million for the six months ended June 30, 2020 compared to $18.0 million for the six months ended June 30, 2019, an increase of 0.1%. Net interest income was $9.1 million for the three months ended June 30, 2020 compared to $9.1 million for the three months ended June 30, 2019.

The tax equivalent net interest margin was 3.36% for the first six months of 2020 compared to 3.58% for the first six months of 2019. For the first six months in 2020, the tax equivalent yield on interest earning assets decreased from 4.47% in 2019 to 4.08% in 2020.

The yield on loans, excluding tax equivalent adjustments, decreased fourty two basis points for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 from 5.20% to 4.78%. The yield on securities, excluding tax equivalent adjustments, decreased twenty two basis points during the first six months of 2020 compared to 2019 from 2.73% in 2019 to 2.51% in 2020. The cost of interest bearing liabilities was 1.01% for the first six months in 2020 compared to 1.24% in 2019.

Year to date average loans, excluding overdrafts, increased $94.8 million, or 13.7% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Loan interest income increased $769 thousand during the first six months of 2020 compared to the first six months of 2019. Year to date average total deposits increased from June 30, 2019 to June 30, 2020 by $51.4 million or 6.0%. Year to date average interest bearing deposits increased $22.6 million, or 3.7%, from June 30, 2019 to June 30, 2020. Deposit interest expense decreased $521 thousand for the first six months of 2019 compared to the same period in 2018. Year to date average borrowings, including repurchase agreements, decreased $1.2 million, or 1.0%, from June 30, 2018 to June 30, 2019. Interest expense on borrowed funds, including repurchase agreements, decreased $81 thousand, or 5.8%, for the first six months of 2020 compared to the same period in 2019.

The volume rate analysis for the six months ended June 30, 2020 indicates that $4.1 million of the increase in loan interest income is attributable to an increase in loan volume and $680 thousand of the decrease in securities interest income is attributable to a decrease in the volume of our security portfolio. Much of the decrease in loan income is attributed to variable rate loans repricing at lower rates. The decrease in loan rates caused a decrease of $3.3 million in interest income and a decrease in rates in our security portfolio contributed to a decrease of $308 thousand in securities interest income. The net effect to interest income was a decrease of $526 thousand for the first six months of 2020 compared to the same time period in 2019.

Also based on the following volume rate analysis for the six months ended June 30, 2020, a decrease in demand deposit interest rates resulted in $701 thousand reduced interest expense, interest rates paid for savings deposits remained fairly flat, and decreases in interest rates paid for time deposits resulted in a reduction of $70 thousand in interest expense. The change in volume in deposits and borrowings was responsible for a $777 thousand increase in interest expense, of which a decrease in demand deposits resulted in a decrease of $84 thousand in interest expense, of which an increase in time deposits resulted in an increase of $339 thousand in interest expense, a decrease in repurchase agreements resulted in a decrease of $60 thousand in interest expense, and an increase in other borrowings resulted in an increase of $582 thousand in interest expense. The net effect to interest expense was a decrease of $602 thousand. As a result, the increase in net interest income for the first six months in 2020 is mostly attributed to decreasing rates paid on deposits along with loan growth.

The volume rate analysis for the three months ended June 30, 2020 indicates that the $23 thousand increase in net interest income is attributable to an increase of $1.1 million due to change in growth in the Company’s balance sheet and a decrease of $1.1 million is a result of changes in rates.

Changes in Interest Income and Expense

	Six Months Ended
	2020 vs. 2019
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$4,078	$(3,309)	$769
Investment Securities	(680)	(308)	(988)
Other	516	(823)	(307)
Total Interest Income	3,914	(4,440)	(526)
INTEREST EXPENSE
Deposits
Demand	(84)	(701)	(785)
Savings	—	(5)	(5)
Negotiable Certificates of Deposit and Other Time Deposits	339	(70)	269
Securities sold under agreements to repurchase and other borrowings	(60)	(74)	(134)
Federal Home Loan Bank advances	582	(529)	53
Total Interest Expense	777	(1,379)	(602)
Net Interest Income	$3,137	$(3,061)	$76

	Three Months Ended
	2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$1,651	$(1,462)	$189
Investment Securities	(423)	(50)	(473)
Other	370	(568)	(198)
Total Interest Income	1,598	(2,080)	(482)
INTEREST EXPENSE
Deposits
Demand	(29)	(458)	(487)
Savings	—	(3)	(3)
Negotiable Certificates of Deposit and Other Time Deposits	190	(152)	38
Securities sold under agreements to repurchase and other borrowings	(17)	(50)	(67)
Federal Home Loan Bank advances	368	(354)	14
Total Interest Expense	512	(1,017)	(505)
Net Interest Income	$1,086	$(1,063)	$23

Non-Interest Income

Non-interest income increased $1.2 million for the six months ended June 30, 2020, compared to the same period in 2019, to $7.6 million. Non-interest income increased $664 thousand for the three months ended June 30, 2020, compared to the three months ended June 30 2019, to $4.0 million.

Favorable variances to non-interest income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 include an increase of $27 thousand in trust department income, an increase of $230 thousand in gains on the sale of securities, an increase of $34 thousand in debit card interchange income, an increase of $1.5 million in gains on the sale of loans, and an increase of $153 thousand in other income, which is primarily attributed to gains on bank owned life insurance.

Decreases to non-interest income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 include a decrease of $312 thousand in service charge income, a $391 thousand decrease in loan servicing fees, and a decrease of $49 thousand in brokerage income.

The gain on the sale of loans increased from $528 thousand during the first six months of 2019 to $2.1 million during the first six months of 2020, an increase of $1.5 million. For the three months ended June 30, the gain on the sale of loans increased from $321 thousand in 2019 to $1.4 million in 2020.

The volume of loans originated to sell during the first six months of 2020 increased $37.7 million compared to the same time period in 2019. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans. Loan service fee income, net of amortization and impairment expense, was $(287) thousand for the six months ended June 30, 2020 compared to $104 thousand for the six months ended June 30, 2019, a decrease of $391 thousand. During the first six months of 2020, the market value adjustment to the carrying value of the mortgage servicing right was a net write- down of $336 thousand, as the fair value of this asset decreased. During the six months ended June 30 2019, the market value adjustment to the carrying value of the mortgage servicing right asset was a net write-down of $41 thousand.

Non-Interest Expense

Total non-interest expense increased $1.0 million, or 5.8%, for the six month period ended June 30, 2020 compared to the same period in 2019. Total non-interest expense increased $560 thousand for the three month period ended June 30, 2020 compared to the three months ended June 30, 2019.

Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense. Our most recent expansion involved constructing a new branch in Lexington, KY in Tates Creek Centre. The branch opened in July 2020.

For the comparable six month periods, salaries and employees benefits expense increased $788 thousand, an increase of 8.4%. The number of full-time employee equivalent employees increased from 232 at June 30, 2019 to 236 at June 30, 2020, an increase of four full-time employee equivalent employees. For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, salaries and employee benefits expense increased $513 thousand, or 11.0%.

Occupancy expense increased $67 thousand to $2.1 million for the first six months of 2020 compared to the same time period in 2019. Occupancy expense was $1.0 million for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019.

Debit card expenses decreased $96 thousand for the six months ended June 30, 2020 compared to the first six months of 2019 and decreased $73 thousand for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The year to date decrease in debit card expense is attributed to a decrease in debit card interchange activity.

Data processing expenses decreased $127 thousand for the six months ended June 30, 2020 compared to the first six months of 2019 and decreased $105 thousand for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Loss on limited partnership expense increased $267 thousand for the six months ended June 30, 2020 compared to the same time period in 2019. The increase is attributed to accelerating the amortization of one of our tax credit investments. However, this was offset through reduced income tax expense.

Income Taxes

The effective tax rate for the six months ended June 30, 2020 was 2.4% compared to 4.61% in 2019. These effective tax rates are less than the statutory rate of 21% as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company. The Company also has a captive insurance subsidiary which contributes to reducing taxable income.

The effective tax rate was lower for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019 due to tax credits associated with low income housing investments increasing from $276 thousand for the six months ended June 30, 2019 to $607 thousand for the six months ended June 30, 2020; an increase of $331 thousand.

Tax- exempt income increased $207 thousand for the first six months of 2020 compared to the first six months of 2019. Further, income before income taxes for the six months ended June 30, 2020 decreased $1.4 million when compared to the six months ended June 30, 2019.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky. In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position. For the six months ended June 30, 2020, the Company averaged $25.9 million in tax free securities and $56.5 million in tax free loans. As of June 30, 2020, the weighted average remaining maturity for tax free securities is 61 months, while the weighted average remaining maturity for the tax free loans is 167 months.

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

As a result of these tax law changes, the Company had a deferred state tax asset of $514 thousand as of June 30, 2020 and $606 thousand as of December 31, 2019.

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

Cash and cash equivalents were $104.3 million as of June 30, 2020 compared to $22.2 million at December 31, 2019. The increase in cash and cash equivalents is attributed to an increase of $82.0 million in cash and due from banks.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $251.6 million at June 30, 2020 compared to $265.3 million at December 31, 2019. The decrease of $13.7 million, from December 31, 2019 to June 30, 2020 in our available for sale security portfolio had minimal impact on available liquidity. The securities available for sale are available to meet liquidity needs on a continuing basis. However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first six months of 2020, deposits increased $101.9 million compared to December 31, 2019. The Company’s borrowed funds from the Federal Home Loan Bank increased $29.0 million from December 31, 2019 to June 30, 2020, federal funds purchased remained at zero, and total repurchase agreements decreased $1.7 million from December 31, 2019 to June 30, 2020.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used. We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long- term fixed rate residential mortgage loans. As of June 30, 2020, we have sufficient collateral to borrow an additional $83.9 million from the Federal Home Loan Bank.

In addition, as of June 30, 2020, $31 million is available in overnight borrowing through various correspondent banks and $270 million is available in brokered deposits. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. In addition, the Federal Reserve has implemented a liquidity facility available to financial institutions participating in the PPP.  As such, the Bank believes it has sufficient liquidity sources to fund all pending PPP loans and to continue to provide this important service to local businesses.

Capital Requirements

In August 2018, the Federal Reserve Board issued an interim final ruling that holding companies with assets less than $3 billion are not subject to minimum capital requirements. As a result, only Bank capital data and capital ratios are presented as of June 30, 2020 and December 31, 2019.

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

The federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020. This final rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. Highlights of the Community Bank Leverage Ratio Framework follow:

●	The community bank leverage ratio (CBLR) final rule will be effective on January 1, 2020, and will allow qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy. Banks opting into the CBLR framework (CBLR banks) will not be required to calculate or report risk-based capital.
●	A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9% as of March 31, 2020 and 8% as of June 30, 2020, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. It also cannot be an advanced approaches institution. Under the interim final rules, the community bank leverage ratio will be 8 percent beginning in the second quarter and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter.

The interim final rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1 percent below the applicable community bank leverage ratio.

●	The final rule adopts tier 1 capital and the existing leverage ratio into the community bank leverage ratio framework. The tier 1 numerator takes into account the modifications made in relation to the capital simplifications and current expected credit losses methodology (CECL) transitions rules as of the compliance dates of those rules.
●	A CBLR bank will not be subject to other capital and leverage requirements. It will be deemed to have met the "well capitalized" ratio requirements and be in compliance with the generally applicable capital rule.
●	A CBLR may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule.

Management believes as of June 30, 2020, the Bank meets all capital adequacy requirements to which it is subject. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) and Tier I capital (as defined in the regulations) to average assets (as defined).

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

At June 30, 2020 and at December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual amounts and ratios are presented in the following table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
June 30, 2020
Bank Only
Tier I Capital (to Average Assets)	105,145	8.6	97,791	8.0	97,791	8.0

December 31, 2019
Bank Only
Tier I Capital (to Average Assets)	102,759	9.3	44,164	4.0	55,206	5.0

Non-Performing Assets

As of June 30, 2020, our non-performing assets totaled $6.7 million or 0.54% of assets compared to $6.7 million or 0.61% of assets at December 31, 2019. The Company experienced an increase of $1.5 million in non-accrual loans from December 31, 2019 to June 30, 2020. As of June 30, 2020, non-accrual loans include $903 thousand in loans secured by 1-4 family properties, $374 thousand in loans secured by real estate construction, $2.0 million in loans secured by non-farm and non-residential properties, $1.3 million in loans secured by multi-family properties and $38 thousand in consumer loans.

Loans secured by real estate composed 99.2% of the non-performing, non-accrual loans as of June 30, 2020 and 97.8% as of December 31, 2019. Forgone interest income on non-accrual loans totaled $195 thousand for the first six months of 2020 compared to forgone interest of $41 thousand for the same time period in 2019. Accruing loans that are contractually 90 days or more past due as of June 30, 2020 totaled $264 thousand compared to $1.5 million at December 31, 2019, a decrease of $1.2 million.

Total nonperforming loans increased $242 thousand from December 31, 2019 to June 30, 2020. The ratio of nonperforming loans as a percentage of loans decreased one basis point to 0.60% from December 31, 2019 to June 30, 2020.

In addition, the amount the Company has recorded as other real estate owned decreased $269 thousand from December 31, 2019 to June 30, 2020. As of June 30, 2020, the amount recorded as other real estate owned totaled $1.9 million compared to $2.1 million at December 31, 2019. During the first six months of 2020, no new additions were added to other real estate properties while $231 thousand in other real estate properties were sold. Write-downs totaling $38 thousand were also recorded during the six months ended June 30, 2020. The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 126% at December 31, 2019 to 155% at June 30, 2020.

The economic downturn experienced as a result of the COVID-19 pandemic is expected to result in increased non-performing assets. Loan modifications executed during 2020 totaled approximately $115 million.  The majority of these modifications involved three to six month forbearance payments which were added to the end of the note. These modification and economic stimulus packages offered by the government are expected to help loan customers meet debt obligations but it is unknown to what extent at this time.

Nonperforming and Restructured Assets

	6/30/2020	12/31/2019

	(in thousands)
Non-accrual Loans	$4,558	$3,081
Accruing Loans which are Contractually past due over 89 days	264	1,499
Accruing Troubled Debt Restructurings	—	—
Total Nonperforming and Restructured Loans	4,822	4,580
Other Real Estate	1,879	2,148
Total Nonperforming and Restructured Loans and Other Real Estate	$6,701	$6,728
Nonperforming and Restructured Loans as a Percentage of Loans	0.60%	0.61%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.54%	0.61%
Allowance as a Percentage of Period-end Loans	1.29%	1.14%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	155%	126%

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

Provision for Loan Losses

The loan loss provision for the first six months of 2020 was $2.1 million compared to $450 thousand for the first six months of 2019. The increase in the total loan loss provision during the first six months of 2020 compared to the same time period in 2019 was attributed mostly to uncertainties surrounding the COVID-19 pandemic. It is possible the Company will have additional provision for loan losses expense in future quarters as a result of the economic downturn associated with the COVID-19 pandemic. In addition, we recorded a specific reserve of $900 thousand during the three months ended June 30, 2020 for one loan which had an an outstanding balance $1.8 million, not accruing interest and classified as non-farm and non-residential at June 30, 2020. The specific reserve of $900 thousand was offset by declines in loan balances in other segments only requiring $500 thousand provision expense for the three months ended June 30, 2020. The allowance for loan losses as a percentage of loans was 1.29% at June 30, 2020 compared to 1.14% at June 30, 2019. The allowance for loan losses as a percentage of loans, excluding PPP loans for which no allowance for loan losses was needed as of June 30, 2020, was 1.38%.

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

Nonperforming loans increased $242 thousand from December 31, 2019 to $4.8 million at June 30, 2020. The Company recorded net charge-offs of $196 thousand for the six months ended June 30, 2020 compared to net charge-offs of $501 thousand for the six months ended June 30, 2019. During the first quarter of 2019, a single note balance of $191 thousand was charged-off. The note had a specific reserve of $191 thousand at December 31, 2018; thus, this charged-off balance did not result in additional loan loss provision expense. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

	Six Months Ended June 30,
	(in thousands)
	2020	2019
Balance at Beginning of Period	$8,460	$8,127
Amounts Charged-Off:
Commercial	25	191
1-4 family residential	35	104
Non-farm & non-residential	—	17
Consumer and other	613	580
Total Charged-off Loans	673	892
Recoveries on Amounts Previously Charged-off:
Commercial	12	10
1-4 family residential	18	12
Agricultural	3	4
Consumer and other	444	365
Total Recoveries	477	391
Net Charge-offs (Recoveries)	196	501
Provision for Loan Losses	2,125	450
Balance at End of Period	10,389	8,076
Loans
Average	786,236	691,399
At June 30,	808,467	707,982
As a Percentage of Average Loans:
Net Charge-offs for the period	0.02%	0.07%
Provision for Loan Losses for the period	0.27%	0.07%
Allowance as a Multiple of Net Charge-offs annualized	26.5	8.1

	Three Months Ended June 30,
	(in thousands)
	2020	2019
Balance at Beginning of Period:	$9,916	$7,882
Amounts Charged-Off:
1-4 family residential	—	5
Consumer and other	266	278
Total Charged-off Loans	266	283
Recoveries on Amounts Previously Charged-off:
Commercial	6	3
1-4 family residential	3	4
Agricultural	1	3
Consumer and other	229	142
Total Recoveries	239	152
Net Charge-offs	27	131
Provision for Loan Losses	500	325
Balance at End of Period	10,389	8,076
Loans
Average	810,478	697,381
At June 30,	808,467	707,982
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	0.00%	0.02%
Provision for Loan Losses for the period	0.06%	0.05%
Allowance as a Multiple of Net Charge-offs annualized	96.2	15.4

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

Item 1 A. Risk Factors

There are factors, many beyond our control, which may significantly affect the Company’s financial position and results of operations. In addition to the other information set forth in this Form 10-Q document, you should consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K, as updated in our subsequent quarterly reports. These risks are not totally independent of each other; some factors affect more than one type of risk. These include regulatory, economic, and competitive environments.

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

In the first quarter of 2020, we identified the following additional risk factors:

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

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which has subsequently been amended several times. The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On or about April 23, 2020, Congress approved an $310 billion in new funding for the PPP, including $30 billion that was reserved for lenders with less than $10 billion in assets such as the Company.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
4/1/20 - 4/30/20	—	$—	—	135,824	shares

5/1/20 - 5/31/20	—	—	—	135,824	shares

6/1/20 - 6/30/20	—	—	—	135,824	shares

Total	—	$—	—	135,824	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 200,000 shares of its outstanding common stock. On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 200,000 shares. On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares. On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through June 30, 2020, 764,176 shares have been purchased.

Item 6. Exhibits

Ay

3.1	Second Amended and Restated Articles of Incorporation of the Registrant are incorporated by reference to Annex A of the Registrant’s Schedule 14A Proxy Statement and filed April 15, 2019.

3.2	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated and filed November 21, 2007.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded withing the Inline XBRL document

101 SCH	Inline XBRL Taxonomy Extension Scheme Document

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY BANCSHARES, INC.

Date	8/10/20	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	8/10/20	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer