Form 10-Q
period 2020-09-30
KENTUCKY BANCSHARES INC /KY/
filed 2020-11-06
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2020

or

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

Number of shares of Common Stock outstanding as of October 31, 2020: 5,946,416.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollar amounts in thousands)

	9/30/2020	12/31/2019
ASSETS
Cash and due from banks	$40,883	$21,922
Federal funds sold	384	260
Cash and cash equivalents	41,267	22,182
Interest bearing time deposits	2,523	2,375
Securities available for sale	291,876	265,330
Loans held for sale	4,078	2,144
Loans	787,447	744,313
Allowance for loan losses	(10,094)	(8,460)
Net loans	777,353	735,853
Federal Home Loan Bank stock	7,072	7,034
Real estate owned, net	673	2,148
Bank premises and equipment, net	20,655	19,429
Interest receivable	5,037	4,166
Mortgage servicing rights	1,603	1,573
Goodwill	14,001	14,001
Other intangible assets	76	136
Bank owned life insurance	18,585	18,165
Operating lease right of use asset	7,789	8,195
Other assets	7,951	8,059
Total assets	$1,200,539	$1,110,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$309,648	$235,268
Time deposits, $250,000 and over	36,532	43,345
Other interest bearing	585,045	564,040
Total deposits	931,225	842,653
Repurchase agreements	5,428	5,994
Short-term Federal Home Loan Bank advances	15,500	25,000
Long-term Federal Home Loan Bank advances	88,482	91,418
Subordinated debentures	7,217	7,217
Interest payable	1,015	1,170
Operating lease liability	7,970	8,350
Other liabilities	18,285	9,725
Total liabilities	1,075,122	991,527

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,946,416 and 5,913,922 shares issued and outstanding at September 30, 2020 and December 31, 2019	21,892	21,447
Retained earnings	101,868	96,903
Accumulated other comprehensive income	1,657	913
Total stockholders’ equity	125,417	119,263
Total liabilities and stockholders’ equity	$1,200,539	$1,110,790

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
INTEREST INCOME:
Loans, including fees	$8,822	$9,564	$27,506	$27,479
Securities
Taxable	1,028	1,543	3,792	5,067
Tax exempt	271	222	645	831
Other	63	183	254	674
Total interest income	10,184	11,512	32,197	34,051
INTEREST EXPENSE:
Deposits	913	1,520	3,541	4,669
Repurchase agreements and federal funds purchased	5	10	20	47
Federal Home Loan Bank advances	499	547	1,642	1,637
Note payable	—	28	—	93
Subordinated debentures	58	97	211	297
Total interest expense	1,475	2,202	5,414	6,743
Net interest income	8,709	9,310	26,783	27,308
Provision for loan losses	(250)	375	1,875	825
Net interest income after provision	8,959	8,935	24,908	26,483
NON-INTEREST INCOME:
Service charges	1,082	1,400	3,361	3,991
Loan service fee income (loss), net	22	(95)	(265)	9
Trust department income	359	361	1,061	1,036
Gain (loss) on sale of available for sale securities, net	1	577	345	691
Gain on sale of loans	1,408	541	3,470	1,069
Brokerage income	113	110	335	381
Debit card interchange income	999	894	2,726	2,587
Other	161	272	673	631
Total other income	4,145	4,060	11,706	10,395
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,047	4,911	15,208	14,284
Occupancy expenses	995	1,015	3,100	3,053
Legal and professional fees	333	267	942	731
Data processing	569	594	1,657	1,809
Debit card expenses	531	447	1,494	1,506
Advertising and marketing	233	212	682	658
Taxes other than payroll, property and income	355	329	1,031	978
Loss on limited partnership	293	158	878	476
Other	1,080	797	3,012	2,778
Total other expenses	9,436	8,730	28,004	26,273
Income before income taxes	3,668	4,265	8,610	10,605
Provision for income taxes	316	649	434	941
Net income	$3,352	$3,616	$8,176	$9,664

Earnings per share
Basic	$0.57	$0.61	$1.38	$1.62
Diluted	0.57	0.61	1.38	1.62

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Net income	$3,352	$3,616	$8,176	$9,664

Other comprehensive income (loss)
Unrealized gains on securities arising during the period	986	460	3,486	6,816
Reclassification of realized amount	(1)	(577)	(345)	(691)
Net change in unrealized gain (loss) on securities	985	(117)	3,141	6,125
Less: Tax impact	(234)	25	(773)	(1,286)
Net of tax	751	(92)	2,368	4,839

Unrealized gains (losses) on cashflow hedges arising during the period	42	—	(2,136)	—
Reclassification of realized amount	81	—	93	—
Net change in unrealized gain (loss) on cashflow hedges	123	—	(2,043)	—
Less: Tax impact	(26)	—	419	—
Net of tax	97	—	(1,624)	—

Total other comprehensive income (loss)	848	(92)	744	4,839

Comprehensive income	$4,200	$3,524	$8,920	$14,503

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balances, December 31, 2018	5,955,242	$21,170	$89,101	$(3,478)	$106,793
					—
Common stock issued (employee stock grants of 23,260 shares, net of 120 shares forfeited, and director stock grants of 2,824 shares)	26,084	295	—	—	295
Stock compensation expense	—	56	—	—	56
Other comprehensive loss	—	—	—	2,769	2,769
Net income	—	—	2,811	—	2,811
Dividends declared - $0.17 per share	—	—	(1,015)	—	(1,015)
Balances, March 31, 2019	5,981,326	$21,521	$90,897	$(709)	$111,709

Stock compensation expense	—	58	—	—	58
Other comprehensive income	—	—	—	2,162	2,162
Net income	—	—	3,237	—	3,237
Dividends declared - $0.17 per share	—	—	(1,019)	—	(1,019)
Balances, June 30, 2019	5,981,326	$21,579	$93,115	$1,453	$116,147

Shares forfeited	(1,034)	—	—	—	—
Stock compensation expense	—	54	—	—	54
Common stock purchased and retired	(66,000)	(238)	(1,306)	—	(1,544)
Other comprehensive loss	—	—	—	(92)	(92)
Net income	—	—	3,616	—	3,616
Dividends declared - $0.17 per share	—	—	(1,005)	—	(1,005)
Balances, September 30, 2019	5,914,292	$21,395	$94,420	$1,361	$117,176

Balances, December 31, 2019	5,913,922	$21,447	$96,903	$913	$119,263
Common stock issued (employee stock grants of 29,242 shares, net of 788 shares withheld in lieu of income tax, and director stock grants of 3,834 shares)	33,076	263	—	—	263
Stock compensation expense	—	61	—	—	61
Other comprehensive income	—	—	—	(2,481)	(2,481)
Net income	—	—	1,751	—	1,751
Dividends declared - $0.18 per share	—	—	(1,070)	—	(1,070)
Balances, March 31, 2020	5,946,998	$21,771	$97,584	$(1,568)	$117,787

Shares Forfeited	(480)	—	—	—	—
Stock compensation expense	—	61	—	—	61
Other comprehensive income	—	—	—	2,377	2,377
Net income	—	—	3,073	—	3,073
Dividends declared - $0.18 per share	—	—	(1,070)	—	(1,070)
Balances, June 30, 2020	5,946,518	$21,832	$99,587	$809	$122,228

Shares witheld in lieu of income tax on vested shares	(102)	—	—	—	—
Stock compensation expense	—	60	—	—	60
Other comprehensive income	—	—	—	848	848
Net income	—	—	3,352	—	3,352
Dividends declared - $0.18 per share	—	—	(1,071)	—	(1,071)
Balances, September 30, 2020	5,946,416	$21,892	$101,868	$1,657	$125,417

(1) Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(Dollar amounts in thousands)

	Nine Months Ended
	9/30/2020	9/30/2019
Cash Flows From Operating Activities
Net Income	$8,176	$9,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,014	896
Amortization (accretion), net	30	(130)
Securities amortization (accretion), net	935	581
Stock based compensation expense	182	168
Provision for loan losses	1,875	825
Gain on sale of available for sale securities, net	(345)	(691)
Net increase in cash surrender value of bank-owned life insurance	(420)	(322)
Originations of loans held for sale	(97,218)	(52,267)
Proceeds from sale of loans	98,754	49,307
Gain on sale of loans	(3,470)	(1,069)
(Gain) loss on sale of other real estate	88	(74)
Write-downs of other real estate, net	38	38
Amortization of operating leases	26	103
Changes in:
Interest receivable	(871)	122
Other assets	(2)	(369)
Interest payable	(155)	135
Deferred taxes	(243)	(337)
Other liabilities	(367)	50
Net cash from operating activities	8,027	6,630
Cash Flows From Investing Activities
Net change in interest bearing time deposits	(148)	(200)
Purchases of securities available for sale	(90,592)	(38,041)
Purchase of bank owned life insurance	—	(7,500)
Purchase of FHLB stock	(38)	—
Proceeds from sales of securities available for sale	17,096	75,081
Proceeds from principal payments, maturities and calls securities available for sale	56,384	39,723
Net change in loans	(43,375)	(46,663)
Purchases of bank premises and equipment	(2,240)	(1,907)
Capitalized expenditures for other real estate	—	(135)
Proceeds from the sale of other real estate	1,349	267
Net cash from (used in) investing activities	(61,564)	20,625
Cash Flows From Financing Activities:
Net change in deposits	88,572	(21,241)
Net change in repurchase agreements	(566)	(2,040)
Net change in short-term Federal Home Loan Bank advances	(9,500)	(6,600)
Proceeds from long-term Federal Home Loan Bank advances	15,000	18,500
Repayment of long-term Federal Home Loan Bank advances	(17,936)	(11,675)
Repayment of note payable	—	(722)
Proceeds from issuance of common stock	263	295
Purchase of common stock	—	(1,544)
Dividends paid	(3,211)	(3,039)
Net cash used in financing activities	72,622	(28,066)
Net change in cash and cash equivalents	19,085	(811)
Cash and cash equivalents at beginning of period	22,182	26,101
Cash and cash equivalents at end of period	$41,267	$25,290
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$5,569	$6,608
Income taxes	600	750
Supplemental disclosures of non-cash investing activities
Securities transactions in process, payable	6,884	1,700
Real estate acquired through foreclosure	—	191
In conjunction with the adoption of ASU 2016-02, as detailed in Note 8 of the unaudited consolidated financial statements, a net operating lease asset and a related lease liability was recognized at 1/1/2019	—	6,373

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

COVID-19: The impact of the COVID-19 pandemic is fluid and continues to evolve. The potential financial impact continues to be unknown at this time. However, actions that have been taken or will be taken in response may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause Kentucky Bancshares to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Kentucky Bancshares’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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

The non-farm non-residential and the multi-family real estate mortgage loan portfolio segments had the next highest level of qualitative adjustments due to the effects of local markets and economies on the underlying collateral property values, as well as for industry concentrations and risks related to this type of property.

Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings and included in interest and fee income on loans as fair value changes.

For a cashflow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings and included in interest and fee income on loans in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income. Servicing fees totaled $462 thousand for the nine months ended September 30, 2020 compared to $402 thousand for the nine months ended september 30, 2019 and are included in loan service fee income, net in the income statement. Servicing fees totaled $163 thousand for the three months ended September 30, 2020 compared to $135 thousand for the three months ended September 30, 2019 and are included in loan service fee income, net in the income statement. Late fees and ancillary fees related to loan servicing are not material.

Amortization expense, including write-downs for fair value adjustments, was $727 thousand for the for the nine months ended September 30, 2020 compared to $393 thousand for the nine months ended September 30, 2019. Amortization expense, including write-downs for fair value adjustments, was $141 thousand for the for the three months ended September 30, 2020 compared to $230 thousand for the three months ended September 30, 2019.

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

The investment recorded at September 30, 2020 was $3.3 million and $4.4 million at September 30, 2019, respectively, and is included with other assets on the balance sheet. During the nine months ended September 30, 2020 and 2019, the Company recognized amortization expense of $878 thousand and $476 thousand, respectively, which was included within noninterest expense on the consolidated statements of income. During the three months ended September 30, 2020 and 2019, the Company recognized amortization expense of $293 thousand and $158 thousand, respectively, which was included within noninterest expense on the consolidated statements of income.

Leases: Lessees are required to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The Company recorded an operating lease right of use asset of $7.8 million and an operating lease liability of $8.0 million, as of September 30, 2020, as a result of recording operating lease contracts where the Company is lessee.

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

Goodwill and Intangible Assets: Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Management concluded that that the current decline in macroeconomic conditions is a triggering event and performed a goodwill impairment test as of September 30, 2020. Despite the recent economic downturn associated with the COVID-19 pandemic, management continues to believe no impairment exists to Goodwill as of September 30, 2020. Management continues to evaluate the Company’s qualitative assessment assumptions.

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

Adoption of New Accounting Standards

FASB ASC 326, 815, and 825 – In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The improvements and clarifications related to Topic 815 address partial-term fair value hedges of interest-rate risk, amortization, and disclosure of fair value hedge basis adjustments and consideration of hedged contractually specified interest rate under the hypothetical method and became effective for the annual reporting period beginning January 1, 2020. The amendments related to Topic 825 contain various improvements to ASU 2016-01, including scope; held-to-maturity debt securities fair value disclosures; and remeasurement of equity securities at historical exchange rates and became effective for fiscal years and interim periods beginning after December 15, 2019. The amendments related to Topic 326 address accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, vintage disclosures, and contractual extensions and renewal options and became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019 for those entities who have adopted ASC 326. The amendments in this update did not have a material impact on the financial statements

FASB ASC 350 – In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update became effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and did not have a material impact on the financial statements.

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

FIL-36-2020 – On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, which was subsequently clarified and revised by an interagency statement issued on April 7, 2020. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020 and has subsequently been amended several times. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. Modifications were executed in the second and third quarters of 2020. The majority of these modifications involved three to six month forbearance payments which were added to the end of the note. During the second and third quarters of 2020 combined, we had approved modifications on approximately $125.3 million of loans. During only the third quarter of 2020, we had approved modifications on approximately $3.7 million. Of the total $125.3 million in approved loan modifications, $3.2 million remains in deferment as of Septemer 30, 2020.

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

As of the beginning of the first reporting period in which the new standard is effective, the Company expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, if any, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated, however, we expect to run multiple parallel models before finalizing the adjustment.

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

In 2019, the Financial Accounting Standards Board approved a delay for the implementation of the current expected credit loss standard until January 2023 for certain companies. The delay would apply to smaller reporting companies (as defined by the SEC), non-SEC public companies and private companies. The delayed implementation date of January 2023 applies to Kentucky Bancshares and the Company does not intend to early adopt.

2.	SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
September 30, 2020
U.S. treasury notes	$9,097	$147	$—	$9,244
U.S. government agencies	14,814	166	(14)	14,966
States and political subdivisions	56,151	1,438	(51)	57,538
Mortgage-backed - residential	95,669	2,008	(24)	97,653
Mortgage-backed - commercial	61,061	1,272	(75)	62,258
Asset-backed	49,847	48	(678)	49,217
Other	1,000	—	—	1,000
Total	$287,639	$5,079	$(842)	$291,876

December 31, 2019
U.S. treasury notes	$9,165	$3	$—	$9,168
U.S. government agencies	23,716	60	(41)	23,735
States and political subdivisions	31,950	661	(22)	32,589
Mortgage-backed - residential	113,629	634	(272)	113,991
Mortgage-backed - commercial	50,092	406	(147)	50,351
Asset-backed	35,682	55	(241)	35,496
Total	$264,234	$1,819	$(723)	$265,330

The amortized cost and fair value of securities as of September 30, 2020 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately. Further discussion concerning Fair Value Measurements can be found in Note 7.

	Amortized	Fair
	Cost	Value
Due in one year or less	$13,247	$13,333
Due after one year through five years	12,263	12,509
Due after five years through ten years	22,692	23,389
Due after ten years	32,860	33,517
	81,062	82,748
Mortgage-backed - residential	95,669	97,653
Mortgage-backed - commercial	61,061	62,258
Asset-backed	49,847	49,217
Total	$287,639	$291,876

Proceeds from the sale of available for sale securities for the nine months ended September 30, 2020 and September 30, 2019 were $17.1 million and $75.1 million. Gross gains of $391 thousand and $732 thousand and gross losses of $46 thousand and $41 thousand were realized on those sales, respectively. The tax provision related to these realized net gains was $72 thousand and $145 thousand, respectively.

Proceeds from the sale of available for sale securities for the three months ended September 30, 2020 and September 30, 2019 were $0 and $45.3 million. Gross gains of $1 thousand and $578 thousand and gross losses of $0 and $1 thousand were realized on those sales, respectively. The tax provision related to these realized net gains was $0 and $121 thousand, respectively.

Securities with unrealized losses at September 30, 2020 and at December 31, 2019 not recognized in income are as follows:

September 30, 2020 (in thousands)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$—	$—	$860	$(14)	$860	$(14)
States and political subdivisions	5,671	(51)	—	—	5,671	(51)
Mortgage-backed - residential	9,251	(24)	—	—	9,251	(24)
Mortgage-backed - commercial	8,832	(62)	5,111	(13)	13,943	(75)
Asset-backed	13,900	(233)	19,807	(445)	33,707	(678)
Total temporarily impaired	$37,654	$(370)	$25,778	$(472)	$63,432	$(842)

December 31, 2019 (in thousands)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$6,171	$(18)	$4,396	$(23)	$10,567	$(41)
States and political subdivisions	859	(3)	1,199	(19)	2,058	(22)
Mortgage-backed - residential	32,718	(129)	14,583	(143)	47,301	(272)
Mortgage-backed - commercial	5,760	(25)	10,625	(122)	16,385	(147)
Asset-backed	21,786	(150)	6,962	(91)	28,748	(241)
Total temporarily impaired	$67,294	$(325)	$37,765	$(398)	$105,059	$(723)

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

3.	LOANS

Loans at period-end are as follows:

(in thousands)

	9/30/2020	12/31/2019
Commercial	$129,558	$86,552
Real estate construction	15,585	32,219
Real estate mortgage:
1-4 family residential	294,136	291,419
Multi-family residential	47,982	48,622
Non-farm & non-residential	223,600	204,908
Agricultural	53,831	57,166
Consumer	22,625	23,122
Other	130	305
Total	$787,447	$744,313

As of September 30, 2020, the Company had outstanding loan balances of $57.6 million for loans made as part of the Paycheck Protection Program (PPP) established under the CARES Act which were included in commercial loans in the table above. These loans required no allowance for loan losses as of September 30, 2020.

Activity in the allowance for loan losses for the six month period indicated was as follows:

	Nine Months Ended September 30, 2020
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$920	$(25)	$15	$(22)	$888
Real estate Construction	551	—	—	(112)	439
Real estate mortgage:
1-4 family residential	2,901	(37)	24	387	3,275
Multi-family residential	807	—	—	85	892
Non-farm & non-residential	1,643	—	5	1,273	2,921
Agricultural	389	—	6	61	456
Consumer	506	(235)	37	221	529
Other	43	(592)	561	39	51
Unallocated	700	—	—	(57)	643
	$8,460	$(889)	$648	$1,875	$10,094

	Three Months Ended September 30, 2020
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$931	$—	$3	$(46)	$888
Real estate construction	466	—	—	(27)	439
Real estate mortgage:
1-4 family residential	3,351	(2)	6	(80)	3,275
Multi-family residential	914	—	—	(22)	892
Non-farm & non-residential	3,040	—	5	(124)	2,921
Agricultural	484	—	3	(31)	456
Consumer	530	(21)	12	8	529
Other	30	(193)	142	72	51
Unallocated	643	—	—	—	643
	$10,389	$(216)	$171	$(250)	$10,094

	Nine Months Ended September 30, 2019
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$1,159	$(191)	$14	$(75)	$907
Real estate Construction	414	—	—	103	517
Real estate mortgage:
1-4 family residential	2,605	(149)	15	384	2,855
Multi-family residential	733	—	15	(35)	713
Non-farm & non-residential	1,649	(17)	—	42	1,674
Agricultural	420	—	6	(21)	405
Consumer	410	(272)	27	271	436
Other	58	(648)	514	160	84
Unallocated	679	—	—	(4)	675
	$8,127	$(1,277)	$591	$825	$8,266

	Three Months Ended September 30, 2019
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$962	$—	$4	$(59)	$907
Real estate Construction	413	—	—	104	517
Real estate mortgage:
1-4 family residential	2,766	(45)	3	131	2,855
Multi-family residential	743	—	15	(45)	713
Non-farm & non-residential	1,599	—	—	75	1,674
Agricultural	417	—	2	(14)	405
Consumer	392	(132)	10	166	436
Other	104	(208)	166	22	84
Unallocated	680	—	—	(5)	675
	$8,076	$(385)	$200	$375	$8,266

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $3.8 million as of September 30, 2020 and $3.1 million at December 31, 2019) in loans by portfolio segment and based on impairment method as of September 30, 2020 and December 31, 2019:

	Individually	Collectively
As of September 30, 2020	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$888	$888
Real estate construction	—	439	439
Real estate mortgage:
1-4 family residential	—	3,275	3,275
Multi-family residential	75	817	892
Non-farm & non-residential	900	2,021	2,921
Agricultural	50	406	456
Consumer	—	529	529
Other	—	51	51
Unallocated	—	643	643
	$1,025	$9,069	$10,094
Loans:
Commercial	$99	$129,459	$129,558
Real estate construction	374	15,211	15,585
Real estate mortgage:
1-4 family residential	527	293,609	294,136
Multi-family residential	1,292	46,690	47,982
Non-farm & non-residential	3,681	219,919	223,600
Agricultural	4,507	49,324	53,831
Consumer	—	22,625	22,625
Other	—	130	130
Total	$10,480	$776,967	$787,447

	Individually	Collectively
As of December 31, 2019	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$920	$920
Real estate construction	—	551	551
Real estate mortgage:
1-4 family residential	2	2,899	2,901
Multi-family residential	50	757	807
Non-farm & non-residential	—	1,643	1,643
Agricultural	—	389	389
Consumer	—	506	506
Other	—	43	43
Unallocated	—	700	700
	$52	$8,408	$8,460
Loans:
Commercial	$—	$86,552	$86,552
Real estate construction	374	31,845	32,219
Real estate mortgage:
1-4 family residential	202	291,217	291,419
Multi-family residential	1,292	47,330	48,622
Non-farm & non-residential	1,799	203,109	204,908
Agricultural	842	56,324	57,166
Consumer	—	23,122	23,122
Other	—	305	305
Total	$4,509	$739,804	$744,313

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2020. The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, amounting to $222 thousand. (in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$99	$99	$—	$50	$2	$2
Real estate construction	374	374	—	374	—	—
Real estate mortgage:
1-4 family residential	527	527	—	264	19	19
Non-farm and non-residential	1,882	1,882	—	941	23	23
Agricultural	4,457	4,457	—	2,650	114	114

With an allowance recorded:
Real estate mortgage:
Multi-family residential	$1,292	$1,292	$75	$1,292	$—	$—
Non-farm and non-residential	1,799	1,799	900	1,799	—	—
Agricultural	50	50	50	25	—	—
Total	$10,480	$10,480	$1,025	$7,395	$156	$156

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans for the nine months ended September 30, 2019. The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality:

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	380	21	21
Multi-family residential	1,633	54	54
Non-farm and non-residential	114	5	5
Agricultural	843	14	14

With an allowance recorded:
Real estate mortgage:
1-4 family residential	998	11	11
Total	$4,342	$105	$105

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2019 (in thousands). The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, amounting to $173 thousand:

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

The following tables present loans individually evaluated for impairment by class of loans for the three months ended September 30, 2020 and September 30, 2019:

	Three Months Ending September 30, 2020
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$97	$1	$1
Real estate construction	374	—	—
Real estate mortgage:
1-4 family residential	530	7	7
Non-farm and non-residential	941	23	23
Agricultural	4,019	82	82

With an allowance recorded:
Real estate mortgage:
Multi-family residential	$1,292	$—	$—
Non-farm and non-residential	1,799	—	—
Agricultural	25	—	—
Total	$9,076	$113	$113

	Three Months Ending September 30, 2019
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	441	14	14
Multi-family residential	1,463	—	—
Non-farm and non-residential	57	—	—
Agricultural	684	4	4

With an allowance recorded:
Commercial	$—	$—	$—
Real estate mortgage:
1-4 family residential	997	1	1
Total	$4,016	$19	$19

The following tables present the recorded investment in nonaccrual, loans past due over 89 days still on accrual and accruing troubled debt restructurings by class of loans as of September 30, 2020 and December 31, 2019:

		Loans Past Due
		Over 89 Days
As of September 30, 2020		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$56	$326	$—
Real estate construction	374	—	—
Real estate mortgage:
1-4 family residential	684	—	—
Multi-family residential	1,292	—	—
Non-farm & non-residential	1,813	—	—
Agricultural	82	615	1,127
Consumer	27	42	—
Total	$4,328	$983	$1,127

		Loans Past Due
		Over 89 Days
As of December 31, 2019		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Real estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	845	47	—
Multi-family residential	—	1,292	—
Non-farm & non-residential	1,799	121	—
Agricultural	—	7	—
Consumer	63	32	—
Total	$3,081	$1,499	$—

Nonaccrual loans secured by real estate make up 98.1% of the total nonaccrual loan balances at September 30, 2020.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as September 30, 2020 and December 31, 2019 by class of loans:

	30–59	60–89	Greater than		Total
As of September 30, 2020	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$280	$93	$326	$56	$755	$128,803
Real estate construction	—	100	—	374	474	15,111
Real estate mortgage:
1-4 family residential	1,880	117	—	684	2,681	291,455
Multi-family residential	—	—	—	1,292	1,292	46,690
Non-farm & non-residential	107	1,081	—	1,813	3,001	220,599
Agricultural	64	337	615	82	1,098	52,733
Consumer	111	33	42	27	213	22,412
Other	—	—	—	—	—	130
Total	$2,442	$1,761	$983	$4,328	$9,514	$777,933

	30–59	60–89	Greater than		Total
As of December 31, 2019	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$326	$25	$—	$—	$351	$86,201
Real estate construction	—	—	—	374	374	31,845
Real estate mortgage:
1-4 family residential	2,734	274	47	845	3,900	287,519
Multi-family residential	—	—	1,292	—	1,292	47,330
Non-farm & non-residential	302	19	121	1,799	2,241	202,667
Agricultural	704	—	7	—	711	56,455
Consumer	158	17	32	63	270	22,852
Other	—	—	—	—	—	305
Total	$4,224	$335	$1,499	$3,081	$9,139	$735,174

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

On March 22, 2020, the Interagency Statement was issued by our banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. The majority of the loan modifications we made for customers involved three to six month forbearance payments which were added to the end of the note. During the second and third quarters of 2020 we approved modifications on approximately $125.3 million of loan balances, of which, an approximate $3.2 million remain in the original deferment as of September 30, 2020.

The Company had one loan in the amount of $1.1 million that was deemed to be a troubled debt restructuring during the third quarter of 2020 and was classified as a troubled debt restructuring as of September 30, 2020. As of Septeber 30, 2020, the Company had no specifc allowance for loan loss for this loan and had not committed to lend any additional funds to this loan customer. Modifications to this loan included capitalizing interest and closing costs and modifying the payment schedule from annual principal only payments to interest only. The Company had no loans classified as troubled debt restructurings as of December 31, 2019.

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

As of September 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of September 30, 2020		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$126,650	$2,677	$231	$—
Real estate construction	15,193	—	392	—
Real estate mortgage:
1-4 family residential	284,710	3,994	5,432	—
Multi-family residential	46,092	598	1,292	—
Non-farm & non-residential	212,172	7,729	1,900	1,799
Agricultural	46,693	3,105	4,033	—
Total	$731,510	$18,103	$13,280	$1,799

As of December 31, 2019		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$83,515	$2,785	$252	$—
Real estate construction	30,462	1,363	394	—
Real estate mortgage:
1-4 family residential	283,048	3,435	4,932	4
Multi-family residential	43,193	4,137	1,292	—
Non-farm & non-residential	195,800	7,169	1,939	—
Agricultural	51,352	4,459	1,355	—
Total	$687,370	$23,348	$10,164	$4

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented. Non-performing consumer loans are loans which are greater than 89 days past due or on non-accrual status, and total $69 thousand at September 30, 2020 and $95 thousand at December 31, 2019.

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

The factors used in the earnings per share computation follow:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$8,176	$9,664
Weighted average common shares outstanding	5,893	5,930
Basic and diluted earnings per share	$1.38	$1.62

	Three Months Ended
	September 30,
	2020	2019

	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$3,352	$3,616
Weighted average common shares outstanding	5,892	5,901
Basic and diluted earnings per share	$0.57	$0.61

5.	STOCK COMPENSATION

We have three stock based compensation plans as described below.

2005 Restricted Stock Grant Plan

On May 10, 2005, the Company’s stockholders approved a restricted stock grant plan. Total shares issuable under the plan were 100,000. There were no shares issued during 2020 or 2019. The plan is now expired and no additional shares will be issued from the 2005 plan. There were 0 shares forfeited during the nine months ended September 30, 2020 and 64 shares were forfeited during the nine months ended September 30, 2019.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Weighted-Average
		Grant-Date	Fair Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2020	1,580	$21,606	$13.67
Vested	(1,580)	(21,606)	13.67
Nonvested at September 30, 2020	—	$—	$—

As of September 30, 2020, there was no unrecognized compensation cost related to nonvested shares granted under the 2005 Restricted Stock Grant due to their being no nonvested shares outstanding.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan were 300,000. There were 0 shares issued during the nine months ended September 30, 2020 and 23,380 shares were issued during the nine months ended September 30, 2019. The plan is now expired and no additional shares will be issued from the 2009 plan. There were 300 shares forfeited during the nine months ended September 30, 2020 and 1,090 shares were forfeited during the nine months ended September 30, 2019.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2020	38,482	$21.46
Vested	(13,139)	21.01
Forfeited	(300)	21.37
Nonvested at September 30, 2020	25,043	$21.70

2019 Stock Award Plan

On May 21, 2019, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan are 300,000. There were 30,030 shares issued during the nine months ended September 30, 2020 and 0 shares were issued during the nine months ended September 30, 2019. There were 180 shares forfeited during the nine months ended September 30, 2020 and 0 shares forfeited during the nine months ended September 30, 2019.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2020	—	$—
Granted	30,030	23.11
Vested	(330)	23.11
Forfeited	(180)	23.11
Nonvested at September 30, 2020	29,520	$23.11

6. REPURCHASE AGREEMENTS

Repurchase agreements totaled $5.4 million as of September 30, 2020. Of this, $4.4 million of balances were overnight obligations and $1.0 million of balances had terms extending through May 2021 with a weighted remaining average life of 0.7 years. The Company pledged both U.S. treasury securities and U.S. government agency securities with a combined total carrying amount of $11.6 million to secure repurchase agreements as of September 30, 2020.

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

Net adjustments totaled $1.0 million the first nine months of 2020 and $(194) thousand for the first nine months of 2019 and resulted in a Level 3 classification of the inputs for determining fair value. Net adjustments totaled $50 thousand for the three months ended September 30, 2020 and $(1) thousand for the three months ended September 30, 2019 and resulted in a Level 3 classification of the inputs for determining fair value.

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

Fair Value Measurements at September 30, 2020 (in thousands):

	Fair Value Measurements at September 30, 2020 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
U.S. treasury notes	$9,244	$—	$9,244	$—
U. S. government agencies	14,966	—	14,966	—
States and political subdivisions	57,538	—	57,538	—
Mortgage-backed - residential	97,653	—	97,653	—
Mortgage-backed-commercial	62,258	—	62,258	—
Asset-backed	49,217	—	49,217	—
Other	1,000		1,000
Derivatives	541	—	541	—
Equity Securities	298	298	—	—
Total	$292,715	$298	$292,417	$—

Financial Liabilities
Derivatives	$2,694	$—	$2,694	$—

Fair Value Measurements at December 31, 2019 (in thousands):

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

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2020 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real estate mortgage:
Multi-family residential	$1,217	$—	$—	$1,217
Non-farm and non-residential	899	—	—	899
Agricultural	694	—	—	694
Other real estate owned, net:
Real estate mortgage:
1-4 family residential	73	—	—	73
Commercial	246	—	—	246
Agricultural	233	—	—	233
Mortgage servicing rights	1,483	—	—	1,483

	Fair Value Measurements at December 31, 2019 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$200	$—	$—	$200
Multi-family residential	1,242	—	—	1,242
Other real estate owned, net:
Real Estate Mortgage:
1-4 family residential	40	—	—	40
Commercial	246	—	—	246
Agriculturual	233	—	—	233
Mortgage servicing rights	1,107	—	—	1,107

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $2.8 million, which includes a valuation allowance of $1.0 million as of September 30, 2020. Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a net carrying amount of $1.4 million, with a valuation allowance of $52 thousand at December 31, 2019.

Based on recent developments for one loan with an outstanding balance of $1.8 million and classified as non-farm and non-residential as of September 30, 2020, a specific valuation allowance of $900 thousand was deemed necessary as of September 30, 2020. Further, one additional loan was impaired at September 30, 2020 when compared to December 31, 2019 and required additional loan provision expense of $50 thousand for the three months and nine months ended September 30, 2020.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $552 thousand, which is made up of the outstanding cost balance of $1.0 million, net of a valuation allowance of $477 thousand as of September 30, 2020. Other real estate owned which was measured at fair value less costs to sell, had a net carrying amount of $519 thousand, which was made up of the outstanding balance of $980 thousand, net of a valuation allowance of $461 thousand at December 31, 2019. The Company recorded $38 thousand expense for write-downs of other real estate owned properties for the nine months ended both September 30, 2020 and September 30, 2019.

The Company recorded no write-downs of other real estate owned properties for the three months ended both September 30, 2020 and September 30, 2019.

Impaired mortgage servicing rights are carried at the lower of cost or fair value. At September 30 2020, impaired mortgage servicing rights totaled $1.9 million, less a valuation allowance of $440 thousand, resulting in a net carrying value of $1.5 million.

At December 31, 2019, impaired mortgage servicing rights totaled $1.2 million, less a valuation allowance of $110 thousand, resulting in a carrying value of $1.1 million. For the nine months ended September 30, 2020, the Company recorded net write-downs of $330 thousand. For the nine months ended September 30, 2019, the Company recorded net write-downs of $155 thousand. For the three months ended September 30, 2020, the Company recorded net recoveries of prior write-downs of $6 thousand. For the three months ended September 30, 2019, the Company recorded net write-downs of $114 thousand.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019:

				Range
September 30, 2020	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
Multi-family residential	$1,217	income approach	capitalization rate	7% - 7%	(7)%
Non-farm Non-residential	899	sales comparison	adjustment for differences between the comparable sales	50% -50%	(50)%
Agricultural	694	sales comparison	adjustment for differences between the comparable sales	100% - 100%	(100)%
Other real estate owned:
Real estate mortgage:
1-4 family residential	73	sales comparison	adjustment for differences between the comparable sales	23% - 28%	(30)%
Commercial	246	income approach	capitalization rate	6% - 8%	(62)%
Agricultural	233	sales comparison	adjustment for differences between the comparable sales	0% - 26%	(14)%
Mortgage servicing rights	1,483	discounted cash flow	constant prepayment rates	12% - 24%	(18)%

				Range
December 31, 2019	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate mortgage:
1-4 family residential	$200	sales comparison	adjustment for differences between the comparable sales	1% - 21%	(1)%
Multi-family residential	1,242	income approach	capitalization rate	7% - 7%	(7)%
Other real estate owned:
Real estate mortgage:
1-4 family residential	40	sales comparison	adjustment for differences between the comparable sales	4% - 11%	(29%)
Commercial	246	sales comparison	capitalization rate	6% - 8%	(62)%
Agriculturual	233	sales comparison	adjustment for differences between the comparable sales	0% - 26%	(14)%
Mortgage servicing rights	1,107	discounted cash flow	constant prepayment rates	9% - 20%	(12)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, as of September 30, 2020 and December 31, 2019 are as follows:

September 30, 2020

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$41,267	$41,267	$—	$—	$41,267
Interest bearing time deposits	2,523	2,523	—	—	2,523
Securities available for sale	291,876	—	291,876	—	291,876
Loans held for sale	4,078	—	4,162	—	4,162
Net Loans	777,353	—	—	775,207	775,207
Federal Home Loan Bank stock	7,072	—	—	—	N/A
Interest receivable	5,037	—	913	4,124	5,037
Derivative and financial instruments	541	—	541	—	541
Equity securities	298	298	—	—	298

Financial liabilities
Total deposits	$931,225	$738,022	$195,053	$—	$933,075
Repurchase agreements	5,428	—	5,431	—	5,431
Short-term Federal Home Loan Bank advances	15,500	—	15,500	—	15,500
Long-term Federal Home Loan Bank advances	88,482	—	90,237	—	90,237
Subordinated debentures	7,217	—	—	7,210	7,210
Interest payable	1,015	—	1,005	10	1,015
Derivative and financial instruments	2,694	—	2,694	—	2,694

December 31, 2019

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$22,182	$22,182	$—	$—	$22,182
Interest bearing time deposits	2,375	2,375	—	—	2,375
Securities available for sale	265,330	—	265,330	—	265,330
Loans held for sale	2,144	—	2,171	—	2,171
Net Loans	735,853	—	—	735,060	735,060
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,166	—	1,035	3,131	4,166
Derivatives	94	—	94	—	94
Equity securities	292	292	—	—	292

Financial liabilities
Total deposits	$842,653	$630,948	$210,892	$—	$841,840
Repurchase agreements	5,994	—	5,993	—	5,993
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Long-term Federal Home Loan Bank advances	91,418	—	91,397	—	91,397
Subordinated debentures	7,217	—	—	7,213	7,213
Interest payable	1,170	—	1,156	14	1,170
Derivatives and financial instruments	164	—	164	—	164

8.	LEASES

	Statement of
	Financial Condition
	Location	9/30/2020	12/31/2019

		(in thousands)
Operating Lease Right of Use Asset:
Gross Carrying Amount		$8,830	$8,857
Accumulated Amortization		(1,041)	(662)
Net Book Value	Operating lease right of use asset	$7,789	$8,195

Operating Lease Liabilities
Right of use lease obligations	Operating lease liability	$7,970	$8,350

As of September 30, 2020, the weighted-average remaining lease term for operating leases was 34.7 years and the weighted- average discount rate used in the measurement of operating lease liabilities was 4.13%. The Company utilized the FHLB fixed rate advance rate as of December 31, 2018 for the term most closely aligning with the remaining lease term for lease obligations in existence as of December 31, 2018. The Company utilized the FHLB fixed rate advance rate as of April 30, 2019 as a basis for determining the discount rate for one contract which was entered into during April 2019.

	Nine Months Ended
	9/30/2020	9/30/2019

	(in thousands)
Lease Cost:
Operating lease cost	$296	$296
Total lease cost	$296	$296

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$388	$261

	Three Months Ended
	9/30/2020	9/30/2019

	(in thousands)
Lease Cost:
Operating lease cost	$156	$185
Total lease cost	$156	$185

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$286	$131

Maturity analysis of liabilities under operating leases with terms longer than 12 months, are as follows at September 30, 2020:

(in thousands)
Twelve months ended September 30,
2020	$520
2021	525
2022	531
2023	544
2024	515
Thereafter	18,598
Total undiscounted lease payments	$21,233
Amounts representing interest	(13,263)
Lease liability	$7,970

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

	Three Months Ended		Nine Months Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Service charges	$1,082	$1,400	$3,361	$3,991
Trust department income	359	361	1,061	1,036
Brokerage income	113	110	335	381
Debit card interchange income	999	894	2,726	2,587
Total	$2,553	$2,765	$7,483	$7,995

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

Cash Flow Hedges: Interest rate swaps with notional amounts totaling $23 million and $10 million as of September 30, 2020 and December 31, 2019, were designated as cash flow hedges of certain rolling three month term FHLB advances and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. The carrying value of the cash flow hedge was a liability of $2.0 million as of September 30, 2020 and an asset of $46 thousand as of December 31, 2019.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $7 million and $7 million as of September 30, 2020 and December 31, 2019 were designated as fair value last of layer hedges of certain fixed rate prepayable loans with an outstanding balance of $55.2 million as of September 30, 2020. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. The carrying value of the fair value hedge asset was $699 thousand and $169 thousand as of September 30, 2020 and December 31, 2019 and included in loans on the Company’s balance sheet. The carrying value of the fair value hedge liability was $696 thousand and $164 thousand as of September 30, 2020 and December 31, 2019 and was included in other liabilities on the Company’s balance sheet.

Derivatives Not Designated as Hedges: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in net gains on the sales of loans. The carrying value of the fair value asset related to the mortgage banking derivatives was $541 thousand and $48 thousand as of September 30, 2020 and December 31, 2019 and was included in other assets on the Company’s balance sheet. The notional amounts of these transactions as of September 30, 2020 and December 31, 2019 were $30.2 million and $7.4 million.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion provides information about the financial condition and results of operations of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto appearing elsewhere in this report and the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Results for the prior periods indicated in this report are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

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

Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:

●	economic conditions (both generally and more specifically in the markets in which we operate);
●	negative impacts of current COVID-19 pandemic;
●	current or future volatility in market conditions due to events beyond our control that may have a destabilizing effect on financial markets and the economy;
●	competition for our subsidiary’s customers from other providers of financial and mortgage services;
●	government legislation, regulation and monetary policy (which changes from time to time and over which we have no control);
●	changes in deposit flows;
●	changes in interest rates (both generally and more specifically mortgage interest rates)
●	ability to successfully gain regulatory approval when required;
●	material unforeseen changes in the liquidity, results of operations, or financial condition of our subsidiary’s customers;
●	adequacy of the allowance for losses on loans and the level of future provisions for losses on loans;
●	future acquisitions;
●	changes in technology
●	information security breaches or cyber security attacks involving the Company, its subsidiaries, or third-party service providers;
●	and other risks detailed in our filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond our control

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

Recent Developments – COVID-19 Pandemic

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued, and may continue to enact and issue, a range of policy responses to the COVID-19 pandemic, which was declared a national emergency in the United States in March 2020 and continues to create disruptions to the global econom, financial markets, businesses, and the lives of individuals. The descriptions below summarize certain significant government actions taken in response to the COVID-19 pandemic. However, these descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions or government programs.

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

●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

●	The Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Effects on Our Business. We continue to expect that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on our business. The COVID-19 pandemic has resulted in temporary closures or partial-closures of many businesses and the institution of social distancing and shelter in place requirements, which has increased unemployment levels and caused extreme volatility in the financial markets. Although in various locations certain activity restrictions have been relaxed and business and schools have reopened, in many states and localities the number of COVID-19 diagnoses have increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief. In particular, we anticipate that a significant portion of the Bank’s borrowers in various segments will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral.

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

During the second and third quarters of 2020 combined, we had approved modifications on approximately $125.3 million of loans. During only the third quarter of 2020, we had approved modifications on approximately $3.7 million. Of the total $125.3 million in approved loan modifications, $3,2 million was still in deferment as of Septemer 30, 2020.

●	We continue to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely.

●	We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner. As of September 30, 2020, we had $57.6 million for PPP loans included in gross loans on our balance sheet.

●	We previously limited all branches to drive-up and appointment only services. However, the Bank implemented a phased re-opening of lobby services, and all lobbies are now open during normal business hours. Management has remained committed to taking all steps to ensure the Bank’s employees remain healthy and available to serve our customers.

Summary

The Company recorded net income of $8.2 million, or $1.38 basic earnings and diluted earnings per share for the first nine months ended September 30, 2020 compared to $9.7 million or $1.62 basic earnings and diluted earnings per share for the nine month period ended September 30, 2019. The first nine months net earnings reflect a decrease of $1.5 million, or 15.4%, compared to the same time period in 2019. The decrease in net earnings is mostly attributed to a decrease of $525 thousand, or 1.9%, in net interest income, an increase of $1.3 million, or 12.6%, in non-interest income, an increase of $1.7 million, or 6.6%, in non-interest expense, and an increase of $1.1 million, or 127.3%, for the provision for loan losses. The increase in non-interest income is mostly attributed to an increase in gain on sale of loans.

The earnings for the three months ended September 30, 2020 were $3.4 million or $0.57 basic and diluted earnings per share compared to $3.6 million or $0.61 basic and diluted earnings per share for the three month period ended September 30, 2019. The earnings for the three month period in 2020 reflect a decrease of 7.3% compared to the same time period in 2019.

For the nine months ended September 30, 2020 and compared to the nine months ended September 30, 2019, service charges decreased $630 thousand, gain on the sale of loans increased $2.4 million, and debit card interchange income increased $139 thousand. Salaries and benefits expense increased $924 thousand, legal and professional fees increased $211 thousand, data processing expenses decreased $152 thousand and loss on limited partnership expenses increased $402 thousand.

For the three months ended September 30, 2020 and compared to the three months ended September 30, 2019, service charges decreased $318 thousand, debit card interchange income increased $105 thousand, and gains on the sale of loans increased $867 thousand. For the three months ended September 30, 2020 and compared to the three months ended September 30, 2019, salaries and benefits expense increased $136 thousand, data processing expense decreased $25 thousand, debit card expense increased $84 thousand and other expenses increased $283 thousand.

For the same three month comparison, loss on limited partnership expense increased $135 thousand and occupancy expense decreased $20 thousand.

Return on average assets was 0.91% for the nine months ended September 30, 2020 and 1.19% for the nine months ended September 30, 2019. Return on average assets was 1.11% for the three months ended September 30, 2020 and 1.34% for the three months ended September 30, 2019. Return on average equity was 8.98% for the nine month period ended September 30, 2020 and 11.42% for the nine month period ended September 30, 2019. Return on average equity was 10.89% for the three month period ended September 30, 2020 and 12.44% for the three month period ended September 30, 2019.

Securities available for sale increased $26.5 million from $265.3 million at December 31, 2019 to $291.9 million at September 30, 2020.

Gross Loans increased $43.1 million from $744.3 million on December 31, 2019 to $787.4 million at September 30, 2020.

The overall increase in loan balances from December 31, 2019 to September 30, 2020 is comprised of the following: an increase of $2.7 million in 1-4 family residential loans, an increase of $43.0 million in commercial loans, a decrease of $640 thousand in multi-family residential loans, a decrease of $3.3 million in agricultural loans, an increase of $18.7 million in non-farm and non-residential loans, a decrease of $497 thousand in consumer loans and a decrease of $16.6 million in real-estate construction loans. Other loan balances decreased $175 thousand from December 31, 2019 to September 30, 2020.

The increase in commercial loan balances from December 31, 2019 to September 30, 2020 was attributed to having $57.6 million in outstanding PPP loan balances as of September 30, 2020. The Company received approximately $1.5 million in origination fees for these loans. These fees will be recognized as interest income on a straight-line basis over a two year period from the time the date of loan origination. These fees may be recognized as income sooner if the loans payoff sooner.

Total deposits increased from $842.7 million on December 31, 2019 to $931.2 million on September 30, 2020, an increase of $88.6 million. Non-interest bearing demand deposit accounts increased $74.4 million from December 31, 2019 to September 30, 2020 while time deposits $250 thousand and over decreased $6.8 million and other interest bearing deposit accounts increased $21.0 million from December 31, 2019 to September 30, 2020. The increase in deposits is largely attributed to funds depositors received through various government stimulus programs during the second quarter (i.e., PPP loans, $1,200 stimulus payments to individuals and additional unemployment insurance payments).

Public fund account balances decreased $33.5 million from December 31, 2019 to September 30, 2020. Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during the following months.

Borrowings from the Federal Home Loan Bank decreased $12.4 million from December 31, 2019 to September 30, 2020. Long- term borrowings decreased $2.9 million and short-term borrowings decreased $9.5 million during the nine month period. Repurchase agreements decreased $566 thousand for the same nine month period.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income was $26.8 million for the nine months ended September 30, 2020 compared to $27.3 million for the nine months ended September 30, 2019, a decrease of 1.9%. Net interest income was $8.7 million for the three months ended September 30, 2020 compared to $9.3 million for the three months ended September 30, 2019.

The tax equivalent net interest margin was 3.29% for the first nine months of 2020 compared to 3.69% for the first nine months of 2019. For the first nine months in 2020, the tax equivalent yield on interest earning assets decreased from 4.58% in 2019 to 3.94% in 2020.

The yield on loans, excluding tax equivalent adjustments, decreased sixty five basis points for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 from 5.31% to 4.66%. The yield on securities, excluding tax equivalent adjustments, decreased thirty eight basis points during the first nine months of 2020 compared to 2019 from 2.73% in 2019 to 2.35% in 2020. The cost of interest bearing liabilities was 0.93% for the first nine months in 2020 compared to 1.25% in 2019.

Year to date average loans, excluding overdrafts, increased $88.4 million, or 12.7% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Loan interest income increased $27 thousand during the first nine months of 2020 compared to the first nine months of 2019. Year to date average total deposits increased from September 30, 2019 to September 30, 2020 by $66.3 million or 7.8%. Year to date average interest bearing deposits increased $25.6 million, or 4.3%, from September 30, 2019 to September 30, 2020. Deposit interest expense decreased $1.1 million for the first nine months of 2020 compared to the same period in 2019.

Year to date average borrowings, including repurchase agreements, increased $28.3 million, or 23.7%, from September 30, 2019 to September 30, 2020. Interest expense on borrowed funds, including repurchase agreements, decreased $201 thousand, or 9.7%, for the first nine months of 2020 compared to the same period in 2019. We anticipate continued pressure on our net interest spread and net interest margin in future periods as our loan yield continues to decline due to the Federal Reserve’s interest rate reductions, even as our deposit costs have been reduced.

The volume rate analysis for the nine months ended September 30, 2020 indicates that $4.8 million of the increase in loan interest income is attributable to an increase in loan volume and $694 thousand of the decrease in securities interest income is attributable to a decrease in the volume of our security portfolio. Much of the decrease in loan income is attributed to variable rate loans repricing at lower rates. The decrease in loan rates caused a decrease of $4.8 million in interest income and a decrease in rates in our security portfolio contributed to a decrease of $768 thousand in securities interest income. The net effect to interest income was a decrease of $1.9 million for the first nine months of 2020 compared to the same time period in 2019.

Also based on the following volume rate analysis for the nine months ended September 30, 2020, a decrease in demand deposit interest rates resulted in $1.1 million reduced interest expense, interest rates paid for savings deposits remained fairly flat, and decreases in interest rates paid for time deposits resulted in a reduction of $327 thousand in interest expense. The change in volume in deposits and borrowings was responsible for a $838 thousand increase in interest expense, of which a decrease in demand deposits resulted in a decrease of $13 thousand in interest expense, of which an increase in time deposits resulted in an increase of $330 thousand in interest expense, a decrease in repurchase agreements resulted in a decrease of $85 thousand in interest expense, and an increase in other borrowings resulted in an increase of $598 thousand in interest expense. The net effect to interest expense was a decrease of $1.3 million. As a result, the decrease in net interest income for the first nine months in 2020 is mostly attributed to lower loan yields.

The volume rate analysis for the three months ended September 30, 2020 indicates that the $601 thousand decrease in net interest income is attributable to an increase of $610 thousand due to change in growth in the Company’s balance sheet and a decrease of $1.2 million is a result of changes in rates.

Changes in Interest Income and Expense

	Nine Months Ended
	2020 vs. 2019
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$4,830	$(4,803)	$27
Investment Securities	(694)	(768)	(1,462)
Other	449	(868)	(419)
Total Interest Income	4,585	(6,439)	(1,854)
INTEREST EXPENSE
Deposits
Demand	(13)	(1,112)	(1,125)
Savings	8	(14)	(6)
Negotiable Certificates of Deposit and Other Time Deposits	330	(327)	3
Securities sold under agreements to repurchase and other borrowings	(85)	(121)	(206)
Federal Home Loan Bank advances	598	(593)	5

Total Interest Expense	838	(2,167)	(1,329)
Net Interest Income	$3,747	$(4,272)	$(525)

Non-Interest Income

Non-interest income increased $1.3 million for the nine months ended September 30, 2020, compared to the same period in 2019, to $11.7 million. Non-interest income increased $85 thousand for the three months ended September 30, 2020, compared to the three months ended September 30 2019, to $4.1 million.

Favorable variances in non-interest income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 include an increase of $25 thousand in trust department income, an increase of $139 thousand in debit card interchange income, an increase of $2.4 million in gains on the sale of loans, and an increase of $42 thousand in other income, which is mostly attributed to an increase of $233 thouand in income from bank owned life insurance partially offset by a net decrease of $162 thousand in the gain on the sale of other real estate.

Favorable variances in non-interest income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 include an increase of $117 thousand in loan servicing fee income, net, an increase of $867 in the gain on sale of loans and an increase of $105 thousand in debit card interchange income.

Decreases in non-interest income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 include a decrease of $630 thousand in service charge income, a $274 thousand decrease in loan servicing fees, a decrease of $346 thousand in gains on the sale of securities and a decrease of $46 thousand in brokerage income. The decrease of $630 thousand in service charge income is mostly attributed to a decrease of $559 thousand in overdraft fees due to a decrease in overdraft activity we have experienced since the COVID-19 pandemic began.

The gain on the sale of loans increased from $1.1 million during the first nine months of 2019 to $3.5 million during the first nine months of 2020, an increase of $2.4 million. For the three months ended September 30, the gain on the sale of loans increased from $541 thousand in 2019 to $1.4 million in 2020.

The volume of loans originated to sell during the first nine months of 2020 increased $45.0 million compared to the same time period in 2019. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans. Loan service fee income, net of amortization and impairment expense, was $(265) thousand for the nine months ended September 30, 2020 compared to $9 thousand for the nine months ended September 30, 2019, a decrease of $274 thousand. During the first nine months of 2020, the market value adjustment to the carrying value of the mortgage servicing right was a net write- down of $330 thousand, as the fair value of this asset decreased. During the nine months ended September 30, 2019, the market value adjustment to the carrying value of the mortgage servicing right asset was a net write-down of $155 thousand.

Non-Interest Expense

Total non-interest expense increased $1.7 million, or 6.6%, for the nine month period ended September 30, 2020 compared to the same period in 2019. Total non-interest expense increased $706 thousand for the three month period ended September 30, 2020 compared to the three months ended September 30, 2019.

Management continues to consider opportunities for branch expansion and will also consider acquisition opportunities that help advance its strategic objectives, which would result in additional future non-interest expense. Our most recent expansion involved constructing a new branch in Lexington, KY in Tates Creek Centre. The branch opened in July 2020.

For the comparable nine month periods, salaries and employees benefits expense increased $924 thousand, an increase of 6.5%. The number of full-time employee equivalent employees increased from 232 at September 30, 2019 to 239 at September 30, 2020, an increase of seven full-time employee equivalent employees. For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, salaries and employee benefits expense increased $136 thousand, or 2.8%.

Occupancy expense increased $47 thousand to $3.1 million for the first nine months of 2020 compared to the same time period in 2019. Occupancy expense was $1.0 million for the three months ended September 30, 2020 compared to $1.0 million for the three months ended September 30, 2019.

Debit card expenses decreased $12 thousand for the nine months ended September 30, 2020 compared to the first nine months of 2019 and increased $84 thousand for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The year to date decrease in debit card expense is attributed to a decrease in debit card interchange activity.

Data processing expenses decreased $152 thousand for the nine months ended September 30, 2020 compared to the first nine months of 2019 and decreased $25 thousand for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Loss on limited partnership expense increased $402 thousand for the nine months ended September 30, 2020 compared to the same time period in 2019. The increase is attributed to accelerating the amortization of one of our tax credit investments. However, this was offset through reduced income tax expense.

Income Taxes

The effective tax rate for the nine months ended September 30, 2020 was 5.0% compared to 8.9% in 2019. These effective tax rates are less than the statutory rate of 21% as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company. The Company also has a captive insurance subsidiary which contributes to reducing taxable income.

The effective tax rate was lower for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 due to tax credits associated with historical and low income housing investments increasing from $415 thousand for the nine months ended September 30, 2019 to $674 thousand for the nine months ended September 30, 2020; an increase of $259 thousand. Tax- exempt income increased $152 thousand for the first nine months of 2020 compared to the first nine months of 2019. Further, income before income taxes for the nine months ended September 30, 2020 decreased $2.0 million when compared to the nine months ended September 30, 2019.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky. In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position. For the nine months ended September 30, 2020, the Company averaged $32.2 million in tax free securities and $56.7 million in tax free loans. As of September 30, 2020, the weighted average remaining maturity for tax free securities is 68 months, while the weighted average remaining maturity for the tax free loans is 165 months.

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

As a result of these tax law changes, the Company had a deferred state tax asset of $473 thousand as of September 30, 2020 and $606 thousand as of December 31, 2019.

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

Cash and cash equivalents were $41.3 million as of September 30, 2020 compared to $22.2 million at December 31, 2019. The increase in cash and cash equivalents is attributed to an increase of $19.0 million in cash and due from banks.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $291.9 million at September 30, 2020 compared to $265.3 million at December 31, 2019. The increase of $26.5 million, from December 31, 2019 to September 30, 2020 in our available for sale security portfolio had minimal impact on available liquidity. The securities available for sale are available to meet liquidity needs on a continuing basis. However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first nine months of 2020, deposits increased $88.6 million compared to December 31, 2019. The Company’s borrowed funds from the Federal Home Loan Bank decreased $12.4 million from December 31, 2019 to September 30, 2020, federal funds purchased remained at zero, and total repurchase agreements decreased $566 thousand from December 31, 2019 to September 30, 2020.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used. We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long- term fixed rate residential mortgage loans. As of September 30, 2020, we have sufficient collateral to borrow an additional $110.1 million from the Federal Home Loan Bank.

In addition, as of September 30, 2020, $45 million is available in overnight borrowing through various correspondent banks and $266 million is available in brokered deposits. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. , including as a result of the COVID-19 pandemic.

Capital Requirements

In August 2018, the Federal Reserve Board issued an interim final ruling that holding companies with assets less than $3 billion are not subject to minimum capital requirements. As a result, only Bank capital data and capital ratios are presented as of September 30, 2020 and December 31, 2019.

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

The federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020. This final rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. Highlights of the Community Bank Leverage Ratio Framework follow:

●	The community bank leverage ratio (CBLR) final rule became effective on January 1, 2020, and allows qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy. Banks opting into the CBLR framework (CBLR banks) will not be required to calculate or report risk-based capital.
●	A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets, all as of the most recent quarter It also cannot be an advanced approaches institution. A bank that elects to use the CBLR framework will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9%. As required by the CARES Act, the FDIC temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for that calendar year. The CBLR will return to 9% on January 1, 2022. The interim final rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1 percent below the applicable community bank leverage ratio.
●	The final rule adopts tier 1 capital and the existing leverage ratio into the community bank leverage ratio framework. The tier 1 numerator takes into account the modifications made in relation to the capital simplifications and current expected credit losses methodology (CECL) transitions rules as of the compliance dates of those rules.
●	A CBLR bank will not be subject to other capital and leverage requirements. It will be deemed to have met the "well capitalized" ratio requirements and be in compliance with the generally applicable capital rule.
●	A CBLR may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule.

The Bank has elected to use the CBLR framework. At September 30, 2020, the Bank’s CBLR was 8.7%. Management believes as of September 30, 2020, the Bank meets all capital adequacy requirements to which it is subject. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) and Tier I capital (as defined in the regulations) to average assets (as defined).

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

At September 30, 2020 and at December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual amounts and ratios are presented in the following table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
September 30, 2020
Bank Only
Tier I Capital (to Average Assets)	$106,408	8.7	$97,326	8.0	$97,326	8.0

December 31, 2019
Bank Only
Tier I Capital (to Average Assets)	$102,759	9.3	$44,164	4.0	$55,206	5.0

(1)	Amounts reported for capital adequacy purposes do not include capital conservation buffer

Non-Performing Assets

As of September 30, 2020, our non-performing assets totaled $6.0 million or 0.50% of assets compared to $6.7 million or 0.61% of assets at December 31, 2019. The Company experienced an increase of $1.2 million in non-accrual loans from December 31, 2019 to September 30, 2020. As of September 30, 2020, non-accrual loans include $684 thousand in loans secured by 1-4 family properties, $374 thousand in loans secured by real estate construction, $1.8 million in loans secured by non-farm and non-residential properties, $1.3 million in loans secured by multi-family properties, $56 thousand in commercial loans, $82 thousand in agricultural loans and $27 thousand in consumer loans.

Loans secured by real estate composed 91.5% of the non-performing, non-accrual loans as of September 30, 2020 and 97.8% as of December 31, 2019. Forgone interest income on non-accrual loans totaled $313 thousand for the first nine months of 2020 compared to forgone interest of $55 thousand for the same time period in 2019. Accruing loans that are contractually 90 days or more past due as of September 30, 2020 totaled $983 thousand compared to $1.5 million at December 31, 2019, a decrease of $516 thousand.

Total nonperforming loans increased $731 thousand from December 31, 2019 to September 30, 2020. The ratio of nonperforming loans as a percentage of loans increased six basis points to 0.67% from December 31, 2019 to September 30, 2020.

In addition, the amount the Company has recorded as other real estate owned decreased $1.5 million from December 31, 2019 to September 30, 2020. As of September 30, 2020, the amount recorded as other real estate owned totaled $673 thousand compared to $2.1 million at December 31, 2019. During the first nine months of 2020, no new additions were added to other real estate properties while $1.4 million in other real estate properties were sold. Write-downs totaling $38 thousand were also recorded during the nine months ended September 30, 2020. The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 126% at December 31, 2019 to 169% at September 30, 2020.

The economic downturn experienced as a result of the COVID-19 pandemic has resulted and is expected to continue to result in increased non-performing assets. Loan modifications executed during 2020 totaled approximately $125.3 million.  The majority of these modifications involved three to six month forbearance payments which were added to the end of the note. These modification and economic stimulus packages offered by the government are expected to help loan customers meet debt obligations but it is unknown to what extent at this time. Of the approximate $125.3 million in loan balances originally modified, only $3.2 million remain in deferment.

Nonperforming and Restructured Assets

	9/30/2020	12/31/2019

	(in thousands)
Non-accrual Loans	$4,328	$3,081
Accruing Loans which are Contractually past due over 89 days	983	1,499
Accruing Troubled Debt Restructurings	1,127	—
Total Nonperforming and Restructured Loans	6,438	4,580
Other Real Estate	673	2,148
Total Nonperforming and Restructured Loans and Other Real Estate	$7,111	$6,728
Nonperforming and Restructured Loans as a Percentage of Loans	0.82%	0.61%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.59%	0.61%
Allowance as a Percentage of Period-end Loans	1.28%	1.14%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	142%	126%

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

Provision for Loan Losses

The loan loss provision for the first nine months of 2020 was $1.9 million compared to $825 thousand for the first nine months of 2019. The increase in the total loan loss provision during the first nine months of 2020 compared to the same time period in 2019 was attributed mostly to uncertainties surrounding the COVID-19 pandemic. It is possible the Company will have additional provision for loan losses expense in future quarters as a result of the economic downturn associated with the COVID-19 pandemic. In addition, we recorded a specific reserve of $900 thousand during the second quarter of 2020 for one loan which had an an outstanding balance $1.8 million, not accruing interest and classified as non-farm and non-residential. The specific reserve was still carried at September 30, 2020. The specific reserve of $900 thousand was offset by declines in loan balances in other segments, resulting in a decrease of $250 thousand provision expense for the three months ended September 30, 2020. The allowance for loan losses as a percentage of loans was 1.28% at September 30, 2020 compared to 1.14% at December 31, 2019. The allowance for loan losses as a percentage of loans, excluding PPP loans for which no allowance for loan losses was needed as of September 30, 2020, was 1.38%.

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

Nonperforming loans increased $731 thousand from December 31, 2019 to $5.3 million at September 30, 2020. The Company recorded net charge-offs of $241 thousand for the nine months ended September 30, 2020 compared to net charge-offs of $686 thousand for the nine months ended September 30, 2019. During the first quarter of 2019, a single note balance of $191 thousand was charged-off. The note had a specific reserve of $191 thousand at December 31, 2018; thus, this charged-off balance did not result in additional loan loss provision expense. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

	Nine Months Ended September 30,
	(in thousands)
	2020	2019
Balance at Beginning of Period	$8,460	$8,127
Amounts Charged-Off:
Commercial	25	191
1-4 family residential	37	149
Non-farm & non-residential	—	17
Consumer and other	827	920
Total Charged-off Loans	889	1,277
Recoveries on Amounts Previously Charged-off:
Commercial	15	14
1-4 family residential	24	15
Non-farm & non-residential	5	—
Agricultural	6	6
Consumer and other	598	541
Total Recoveries	648	591
Net Charge-offs (Recoveries)	241	686
Provision for Loan Losses	1,875	825
Balance at End of Period	10,094	8,266
Loans
Average	791,387	701,505
At September 30,	787,447	732,267
As a Percentage of Average Loans:
Net Charge-offs for the period	0.03%	0.10%
Provision for Loan Losses for the period	0.24%	0.12%
Allowance as a Multiple of Net Charge-offs annualized	31.4	9.0

	Three Months Ended September 30,
	(in thousands)
	2020	2019
Balance at Beginning of Period:	$10,389	$8,076
Amounts Charged-Off:
Commercial	—	—
1-4 family residential	—	45
Non-farm & non-residential	—	—
Consumer and other	214	340
Total Charged-off Loans	216	385
Recoveries on Amounts Previously Charged-off:
Commercial	3	4
1-4 family residential	6	3
Multi-family residential	—	15
Agricultural	3	2
Consumer and other	154	176
Total Recoveries	171	200
Net Charge-offs	45	185
Provision for Loan Losses	(250)	375
Balance at End of Period	10,094	8,266
Loans
Average	803,638	721,676
At September 30,	787,447	732,267
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	0.01%	0.03%
Provision for Loan Losses for the period	(0.03)%	0.05%
Allowance as a Multiple of Net Charge-offs annualized	56.1	11.2

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

We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonaby likely to materially affect, our internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter covered by this report.

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

Except as set forth in Part II, Item 1A of the Company’s Form 10-Q for the quarter ended March 31, 2020, and filed with the SEC on May 11, 2020, which is incorporated herein by reference, there have been no material changes to the risk factors previously disclosed in the Company’s 2019 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
7/1/20 - 7/31/20	—	$—	—	135,824	shares

8/1/20 - 8/31/20	—	—	—	135,824	shares

9/1/20 - 9/30/20	—	—	—	135,824	shares

Total	—	$—	—	135,824	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 200,000 shares of its outstanding common stock. On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 200,000 shares. On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares. On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through September 30, 2020, 764,176 shares have been purchased.

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

KENTUCKY BANCSHARES, INC.

Date	11/6/20	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	11/6/20	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer