Form 10-K
period 2020-12-31
KENTUCKY BANCSHARES INC /KY/
filed 2021-03-03
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Exchange Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its managements’ asssment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its internal audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Aggregate market value of voting stock held by non-affiliates as of June 30, 2020 was approximately $88.7 million. For purposes of this calculation, it is assumed that the Bank’s Trust Department, directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 1, 2021: 5,961,376

PART I

Item 1. Business

General

Kentucky Bancshares, Inc. (“Company”, “Kentucky Bancshares”, “we”, “our” and “us”) is a financial holding company headquartered in Paris, Kentucky. The Company was organized in 1981 and is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”).

The Company conducts its business in the Commonwealth of Kentucky through one banking subsidiary, Kentucky Bank, and one non-bank subsidiary KBI Insurance Company, Inc.

Kentucky Bank is a commercial bank and trust company organized under the laws of Kentucky. Kentucky Bank has its main office in Paris (Bourbon County), with additional offices in Paris, Cynthiana (Harrison County), Georgetown (Scott County), Lexington (Fayette County), Morehead (Rowan County), Nicholasville (Jessamine County), Richmond (Madison County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County). The deposits of Kentucky Bank are insured up to prescribed limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). KBI Insurance Company, Inc. is a captive insurance subsidiary and was incorporated in 2014 under the laws of Nevada.

The Company had total assets of $1.2 billion, total deposits of $978.6 million and stockholders’ equity of $128.3 million as of December 31, 2020. The Company’s principal executive office is located at 339 Main Street, Paris, Kentucky 40361, and the telephone number at that address is (859) 987-1795.

Recent Developments

Effective January 27, 2021, Kentucky Bancshares, Stock Yards Bancorp, Inc., a Kentucky corporation (“Stock Yards Bancorp”), and H. Meyer Merger Subsidiary, Inc., a Kentucky corporation and a direct, wholly owned subsidiary of Stock Yards Bancorp (“Merger Sub”), entered into an Agreement and Plan of Merger (the “merger agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Kentucky Bancshares (the “merger”), with Kentucky Bancshares as the surviving entity and a wholly owned subsidiary of Stock Yards Bancorp. Following the merger, the surviving company will merge with and into Stock Yards Bancorp (the “combined company”), and thereafter Kentucky Bank will merge with and into Stock Yards Bancorp’s bank subsidiary, Stock Yards Bank & Trust Company, a Kentucky banking corporation (“Stock Yards Bank”), with Stock Yards Bank as the surviving banking corporation. The acquisition is expected to close during the second quarter of 2021, subject to customary regulatory approval, approval by Kentucky Bancshares’ shareholders and completion of other customary closing conditions. The combined company will serve customers through 63 branches with total assets of approximately $5.9 billion, $4.3 billion in gross loans, $5.0 billion in deposits and over $4.1 billion in trust assets under management.

Business Strategy

The Company’s current business strategy is to continue operating a well-capitalized, profitable and independent community bank with a significant presence in Central and Eastern Kentucky. Management believes the optimum way to grow the Company is by attracting new loan and deposit customers within its existing markets through its product offerings and premier customer service.

Lending

Kentucky Bank is engaged in general full-service commercial and consumer banking. A significant part of Kentucky Bank’s operating activities include originating loans, approximately 81% of which are secured by real estate at December 31, 2020. Kentucky Bank makes commercial, agricultural and real estate loans to its commercial customers, with emphasis on small-to-medium-sized industrial, service and agricultural businesses. It also makes residential mortgage, installment and other loans to its individual and other non-commercial customers.

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

Competition and Market Served

Competition: The banking business is highly competitive. Competition arises from a number of sources, including other bank holding companies and commercial banks, consumer finance companies, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, savings and loan associations, savings banks and credit unions actively compete to provide a wide variety of banking services. Mortgage banking firms, finance companies, insurance companies, brokerage companies, financial affiliates of industrial companies and government agencies provide additional competition for loans and for many other financial services. Kentucky Bank also currently competes for interest-bearing funds with a number of other financial intermediaries, including brokerage firms and mutual funds, which offer a diverse range of investment alternatives. In addition, financial technology, or “FinTech,” companies are emerging in key areas of banking. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and its subsidiary bank. In addition, the Company must compete with competitors that have greater financial resources than the Company.

Market Served. We primarily conduct our business in the Commonwealth of Kentucky. Our primary market areas consist of Bourbon, Clark, Elliott, Fayette, Harrison, Jessamine, Madison, Rowan, Scott, Woodford and surrounding counties in Kentucky. Per capita personal income for Kentucky during the third quarter increased from $44,078 in 2019 to $45,966 in 2020, according to data published by the Federal Reserve Bank of St. Louis. The Bureau of Labor Statistics reports that the unemployment rate in Kentucky increased from 2019 to 2020. The unemployment rate in Kentucky was 6.0% for December 2020, and 4.3% for December 2019.

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

Human Capital Resources

At December 31, 2020, we employed a total of 245 employees, with 236 full-time equivalent team members. The Company respects, values, and invites diversity in our team members, customers, suppliers, marketplace, and community. We seek to recognize the unique contribution each individual brings to our company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success. The Company strives to attract, develop and retain talented individuals in every community we serve. We provide professional development opportunities to team members and seek to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, peer mentoring, and opportunities to interact with senior leaders. We believe our culture encourages our team to take initiative, accept challenges and achieve goals, all of which enables our team to work efficiently while providing excellent customer service which supports the Company’s strong performance.

Kentucky Bank employees actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and Community Reinvestment. Through our HOME (Helping Our Markets Excel) program we donate resources to programs that strive to improve the quality of life for those living and working in the communities we serve.

We are committed and focused on the health and safety of our team members, customers, and communities. The COVID-19 pandemic presented challenges to maintain team member and customer safety while continuing to be open for business. Accordingly, we launched a proactive response to the escalating COVID-19 outbreak that included managing our pandemic response, providing access to recent safety standards from the Centers for Disease Control and Prevention, the World Health Organization, and other agencies; as well as our workplace guidelines for non-customer and customer environments. In addition, current information is shared through regular emails and other digital communications with our team members and customers facing financial hardships due to COVID-19. Additional actions included adjusting our banking center hours, lobby usage, and encouraging team members to work remotely where possible during the pandemic. We continue to monitor our footprint for areas where there is a resurgence or regression of COVID-19 and adjust our banking center availability accordingly. Our banking centers are still open for business and we continue to lend to qualified businesses for working capital and general business purposes, while our online banking network is continuously available for digital banking transactions. Lastly, the availability of an effective COVID-19 vaccine will drive the re-opening plans of state and local economies in 2021. However, economic uncertainty remains high and bouts of elevated volatility are expected to continue. Despite such continued uncertainty, the health and well-being of our employees and customers will always be our top priority.

Supervision and Regulation

Governing Regulatory Institutions: As a financial holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Company’s subsidiary bank is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions. Kentucky Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. In addition to the impact of regulation, Kentucky Bank is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. The company also has a captive insurance subsidiary which is regulated by the State of Nevada Division of Insurance.

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

Capital and Liquidity: On July 2, 2013, the Federal Reserve approved final rules known as the “Basel III Capital Rules” substantially revising the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Certain of the Basel III Capital Rules came into effect for the Company and Kentucky Bank on January 1, 2015; these rules are subject to a phase-in period which ended on January 31, 2018.

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

The Basel III Capital Rules were fully phased in effective January 1, 2019 and require banking organizations to maintain:

●	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation);
●	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);
●	a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and
●	a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). In addition, the Basel III Capital Rules revised the rules for calculating risk-weighted assets to enhance their risk sensitivity. They established a new framework under which mortgage-backed securities and other securitization exposures are subject to risk-weights ranging from 20% to 1,250%.

The federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020. This final rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. Highlights of the Community Bank Leverage Ratio Framework follow:

●	The community bank leverage ratio (CBLR) final rule became effective on January 1, 2020, and allows qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy. Banks opting into the CBLR framework (CBLR banks) will not be required to calculate or report risk-based capital.
●	A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets, all as of the most recent quarter. A bank that elects to use the CBLR framework will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9%. As required by the CARES Act, the FDIC temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for that calendar year. The CBLR will return to 9% on January 1, 2022. The interim final rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1 percent below the applicable community bank leverage ratio.
●	The final rule adopts tier 1 capital and the existing leverage ratio into the community bank leverage ratio framework. The tier 1 numerator takes into account the modifications made in relation to the capital simplifications and current expected credit losses methodology (CECL) transitions rules as of the compliance dates of those rules.
●	A CBLR bank will not be subject to other capital and leverage requirements. It will be deemed to have met the "well capitalized" ratio requirements and be in compliance with the generally applicable capital rule.
●	A CBLR may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule.

The rules also establish adjusted risk-weights for credit exposures, including multi-family and commercial real estate exposures that are 90 days or more past due or on non-accrual, are subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place. The existing treatment of residential mortgage exposures will remain subject to either a 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days past due) or a 100% risk-weight (for all other residential mortgage exposures including 90 days or more past due exposures). As shown in Note 20, the Company and Kentucky Bank meet all capital adequacy requirements, and management does not anticipate any adverse impact from the implementation of the new capital ratio.

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

Financing Corporation (“FICO”) Assessments. FICO assessment costs were $0 in 2020 and 2019. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC. The FDIC acts as a collection agent for FICO, whose sole purpose is to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Outstanding FICO bonds as of December 31, 2018, which were 30-year noncallable bonds, matured in 2019.

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

COVID-19, The CARES Act and Related Legislative and Regulatory Actions: On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the state and local economies in which we operate), disrupted supply chains, lowered equity market valuations and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try and contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures significantly contributed to rising unemployment and negatively impacted customer and business spending. While quarantine and lock-down orders have been lifted or reduced and vaccination efforts are underway, COVID-19 has not yet been entirely contained and commercial activity has not yet returned to the levels existing prior to the pandemic. As a result, the demand for some of the Company’s products and services has been, and will continue to be, significantly impacted.

On March 27, 2020, the Coronavirus, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that included direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives.

For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The vast majority of the Company’s PPP loans have two-year maturities. PPP loans earn interest at a fixed rate of 1% and are fully guaranteed by the U.S. government. The Company anticipates that the majority of the PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As discussed below under “The 2021 Consolidated Appropriations Act,” an additional $284 billion in funding has been made available under the PPP, with authority to make loans under the program being extended through March 31, 2021. During 2021, Kentucky Bank plans to offer additional PPP loans as authorized under the CAA (as defined below).

On April 7, 2020, the FRB, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the FRB and OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria are met. This TDR exemption, which was set to expire on December 31, 2020, was extended under the CAA to the earlier of (i) 60 days after the national emergency concerning the COVID-19 outbreak terminates, and (ii) January 1, 2022.

The CARES Act, the CAA and certain actions by federal banking regulators have resulted in modifications to, or delays in implementation of, various regulatory capital rules applicable to banking organizations. See “Capital Requirements” above for additional information.

On December 27, 2020, a $900 billion COVID-19 relief package, as passed by the U.S. Congress, was signed into law as part of the 2021 Consolidated Appropriations Act (“CAA”). In addition to providing direct stimulus payments to certain individuals, an increase in unemployment insurance benefits, an extension of the eviction moratorium, relief to the healthcare industry, and additional aid to various other businesses, the COVID-19-related provisions of the CAA also (i) established an additional $284 billion in funding for the PPP through March 31, 2021, and (ii) further suspended the exception for loan modifications to not be classified as TDRs if certain criteria are met.

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

Risks Related to the COVID-19 pandemic

The ongoing COVID-19 pandemic and measures intended to prevent its spread have impacted our business and financial results, and the continued impact depends on future developments, which are still uncertain and cannot be predicted and depend on factors, many of which are outside our control. During 2020, COVID-19 was identified as a pandemic and declared a national emergency in the United States. The pandemic continues to significantly impact the global economy, creating significant volatility and disruption in the financial markets. Measures intended to prevent the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place and business limitations and shutdowns, have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, demand for certain products and services of Kentucky Bank have been, and will continue to be, significantly impacted. The pandemic has caused, and could continue to influence, the recognition of credit losses in Kentucky Bank’s loan portfolio and increases in the allowance for credit losses. In addition, governmental actions have resulted in decreased interest rates and yields, which may lead to decreases in net interest income and noninterest income. Additionally, the overall impact of any inability of our borrowers to repay loans on a timely basis due to the pandemic cannot fully be determined at this time. COVID-19 has not yet been contained and the extent to which it continues to impact our business, results of operations and financial condition, as well as regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict.

The ongoing COVID-19 pandemic has increased cybersecurity risks. The COVID-19 pandemic introduced additional risk to our information systems and security procedures, controls and policies as a result of employees, contractors and other corporate partners working remotely. Additionally, since the beginning of the pandemic, there has been an increase in cyber criminals utilizing interest in pandemic-related information and the fear and uncertainty caused by the pandemic to increase cybersecurity attacks. If our information technology systems are compromised, our operations could be disrupted, or we may suffer financial loss, loss of customer business or other critical assets, or become exposed to regulatory fines and intervention or civil litigation.

Participation in the Payroll Protection Program (“PPP”), or in other relief programs created in response to the COVID-19 pandemic, may expose us to credit losses as well as litigation and compliance risk. To support our customers, businesses, and communities, the Company has participated in the PPP as a lender. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. As of December 31, 2020, the Company had originated over 600 loans with balances in excess of $60 million to new and existing customers through the PPP. The Company’s participation in the PPP, and participation in any other relief programs now or in the future, including those under the CARES Act, exposes us to certain credit, compliance, and other risks.

Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a six-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, including by failing to use the funds appropriately in order to qualify for forgiveness under the program, the Company has a greater risk of holding these loans at unfavorable interest rates. In addition, because of the short time period between the passing of the CARES Act and the implementation of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. There is risk that the SBA or another governmental entity could conclude there is a deficiency in the manner in which the Company originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the U.S. Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us.

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

We are also subject to tax laws and regulations promulgated by the United States government and the states in which it operates. Changes to these laws and regulations or the interpretations of such laws and regulations by taxing authorities could impact future tax expense and the value of deferred tax assets. In addition, Kentucky Bank’s customers are subject to a wide variety of federal, state and local taxes.  Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products.  In addition, negative effects on Kentucky Bank’s customers could result in defaults on the loans made by Kentucky Bank and decrease the value of mortgage-backed securities in which Kentucky Bank has invested. With the Biden Administration taking office in 2021, it is increasingly likely that the federal tax rate for corporations could be increased in 2021 or 2022. The potential enactment of such legislation, or changes in the interpretation of existing tax law, including provisions impacting tax rates, income, expense, credits and exemptions may have a material adverse effect on our business, financial condition and results of operations.

Deposit insurance premiums levied against the Company may increase if the number of bank failures increase or the cost of resolving failed banks increases. The FDIC maintains a Deposit Insurance Fund (“ DIF”) to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on insured depository institutions including Kentucky Bank. Future deposit premiums paid by Kentucky Bank depend on the level of the DIF and the magnitude and cost of future bank failures. Since the DIF is funded by premiums and assessments paid by insured banks, our FDIC premium could increase in future years depending on the FDIC’s actual loss experience, changes in Kentucky Bank’s financial condition or capital strength and future conditions in the banking industry.

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

Fluctuations in interest rates may negatively impact our banking business. Interest rate risk focuses on the impact to earnings and capital arising from movements in interest rates. Our earnings and cash flows are largely dependent on our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demands for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the monetary policies of the FRB. Interest rate risk focuses on the value implications for accrual portfolios (e.g., available-for-sale portfolios) and includes the potential impact to the Company’s accrual earnings as well as the economic perspective of the market value of portfolio equity. The interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk represents the risk associated with the differences in timing of cash flows and rate changes with our products. Basis risk represents the risk associated with changing rate relationships among varying yield curves. Yield curve risk is associated with changing rate relationships over the maturity structure. Options risk is associated with interest-related options, which are embedded in our products.

We may be unable to anticipate changes in market interest rates.  Any substantial, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations, and cash flows.

The replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition or results of operation. In July 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. LIBOR will cease to exist as a published rate after 2021. The expected discontinuation of LIBOR could have a significant impact on the financial markets and market participants. The FRB, through the Alternative Reference Rate Committee, has recommended a replacement benchmark rate, the Secured Overnight Financing Rate. All loan and swap contracts extending beyond 2021 will need to be managed effectively to ensure appropriate benchmark replacements are provided for and adopted. It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark. The consequences of a market-wide transition from LIBOR cannot be predicted. However, such consequences may adversely affect the value of, and the return on our financial instruments.

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

Our inability to maintain appropriate levels of liquidity may have a negative impact on our results of operations and financial condition. Liquidity risk focuses on the impact to earnings and capital resulting from our inability to meet our obligations as they become due in the normal course of business without incurring significant losses. It also includes the management of unplanned decreases or changes in funding sources as well as managing changes in market conditions, which could affect the ability to liquidate assets in the normal course of business without incurring significant losses. Liquidity risk includes items both on and off the balance sheet. Although we have historically been able to maintain appropriate levels of liquidity, we may not be able to do so in the future if, among other things, our results of operations or financial condition or market conditions were to change.

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

Internal controls and procedures may fail or be circumvented. Our management team regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls is based in part on certain assumptions and not provide absolute assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Technology Risk

Systems failure, interruption or breach of security may have a negative impact on our business. We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems, including as a result of cyber-attacks, could result in failures or disruptions in our customer relationship management, deposit, loan, and other systems and also the disclosure or misuse of confidential or proprietary information.  While Kentucky Bank has established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of Kentucky Bank’s information security systems could deter customers from using Kentucky Bank’s web site and its internet banking service, both of which involve the transmission of confidential information.  The occurrence of any failures, interruption or security breaches of our information system could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate headquarters is located at 339 Main Street, Paris, KY 40361, which it owns. The main banking office of Kentucky Bank is located at 401 Main Street, Paris, Kentucky 40361. In addition, Kentucky Bank serves customer needs at 18 other locations. All locations offer a full range of banking services. The Company owns approximately 82,000 square feet of office space and leases approximately 22,000 square feet of office space.

Note 5 and Note 6 to the Company’s audited and consolidated financial statements included in Item 8 (“2020 Consolidated Financial Statements and Notes”) contains additional information relating to amounts invested in premises and equipment and operating leases for which the Company has recorded a right of use asset and liability for.

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

Leased

4161 Tates Creek Centre Drive, Lexington, KY 40517

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

Holders

As of December 31, 2020 the Company had 5,946,306 shares of Common Stock outstanding and approximately 516 holders of record of its Common Stock.

Dividends

During 2020 and 2019, the Corporation declared quarterly cash dividends aggregating $0.72 and $0.68 per share, respectively. Note 17 to the Company’s 2020 Consolidated Financial Statements and Notes included in Item 8 contains additional information relating to amounts available to be paid as dividends.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

The table below lists issuer purchases of equity securities.

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares (or Units)	(or Approximate Dollar
	Number of	(b) Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs

10/1/20 - 10/31/20	—	$—	—	135,824 shares

11/1/20 - 11/30/20	—	—	—	135,824 shares

12/1/20 - 12/31/20	—	—	—	135,824 shares

Total	—	$—	—	135,824 shares

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

No. of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column 1)

Plans Approved By Stockholders:
2019 Stock Award Plan	—	—	266,528

Item 6. Selected Financial Data (in thousands except per share data)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.

	At or For the Year ended December 31,
	2020	2019	2018	2017	2016
CONDENSED STATEMENT OF INCOME:
Total Interest Income	$42,685	$45,532	$42,632	$38,659	$36,554
Total Interest Expense	6,703	8,983	6,802	5,014	4,426
Net Interest Income	35,982	36,549	35,830	33,645	32,128
Provision for Losses	1,775	1,250	500	500	1,150
Net Interest Income After Provision for Losses	34,207	35,299	35,330	33,145	30,978
Noninterest Income	15,975	14,239	12,963	13,808	12,149
Noninterest Expense	37,607	35,308	34,209	33,073	33,785
Income Before Income Tax Expense	12,575	14,230	14,084	13,880	9,342
Income Tax Expense	878	1,077	1,654	3,163	773
Net Income	11,697	13,153	12,430	10,717	8,569

SHARE DATA:
Basic Earnings per Share (EPS)	$1.97	$2.21	$2.09	$1.81	$1.43
Diluted EPS	1.97	2.21	2.09	1.81	1.43
Cash Dividends Declared	0.720	0.680	0.625	0.580	0.540
Book Value	21.58	20.17	17.93	16.88	15.64
Average Common Shares-Basic	5,942	5,953	5,924	5,944	5,982
Average Common Shares-Diluted	5,942	5,953	5,924	5,944	5,982

SELECTED BALANCE SHEET DATA:
Loans, net	$756,974	$735,853	$678,017	$640,815	$648,466
Investment Securities	353,494	265,330	315,369	318,177	273,770
Trading Assets	—	—	—	—	5,592
Total Assets	1,239,505	1,110,790	1,086,012	1,053,193	1,028,447
Deposits	978,604	842,653	850,442	815,273	802,981
Repurchase Agreements	9,129	5,994	8,077	19,900	20,873
Federal Home Loan Bank advances	96,532	116,418	100,452	98,732	92,500
Note Payable	—	—	2,718	3,321	4,090
Subordinated Debentures	7,217	7,217	7,217	7,217	7,217
Stockholders’ Equity	128,342	119,263	106,793	100,329	92,972

PERFORMANCE RATIOS:
(Average Balances)
Return on Assets	0.97%	1.20%	1.18%	1.04%	0.86%
Return on Stockholders’ Equity	9.54%	11.52%	12.36%	10.93%	9.10%
Net Interest Margin (1)	3.29%	3.64%	3.70%	3.60%	3.61%
Equity to Assets (annual average)	10.20%	10.43%	9.56%	9.48%	9.41%

SELECTED STATISTICAL DATA:
Dividend Payout Ratio	36.60%	30.75%	29.96%	32.16%	37.68%
Number of Employees (at period end)	236	233	232	233	241

ALLOWANCE COVERAGE RATIOS:
Allowance to Total Loans	1.29%	1.14%	1.18%	1.19%	1.15%
Net Charge-offs as a Percentage of Average Loans	0.04%	0.13%	0.01%	0.05%	0.02%
(1)	Tax equivalent

Item 7. Management’s Discussion and Analysis

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, Kentucky Bank, at December 31, 2020 and 2019, and the consolidated results of operations for each of the years in the two year period ended December 31, 2020. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2020 Consolidated Financial Statements and Notes included in Item 8. When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability with 2020 data.

Cautionary Language Regarding Forward-Looking Statements

This document contains statements relating to future results of Kentucky Bancshares that are considered “forward- looking” as defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are principally, but not exclusively, contained in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I Item 1A “Risk Factors.”

Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:

●	economic conditions (both generally and more specifically in the markets, including the tobacco market, the thoroughbred horse industry and the automobile industry relating to Toyota vehicles, in which the Company and its bank operate);
●	competition for the Company’s customers from other providers of financial and mortgage services;
●	government legislation, regulation and monetary policy (which changes from time to time and over which the Company has no control);
●	changes in interest rates (both generally and more specifically mortgage interest rates);
●	material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; and
●	other risks detailed in Part 1, Item 1A “Risk Factors” in this report and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There is no assurance that any list of risks and uncertainties or risk factors is complete.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the statement. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “aim,” “can,” “conclude,” “continue,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “outlook,” “possible,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “will likely,” “would,” or other similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the COVID-19 pandemic. Forward-looking statements detail management’s expectations regarding the future and are based on information known to management only as of the date the statements are made and management undertakes no obligation to update forward-looking statements to reflect events or circumstances that occur after the date forward-looking statements are made, except as required by applicable law.

As previously noted, the Company executed a definitive Agreement and Plan of Merger (“agreement”) dated as of January 27, 2021, with Stock Yards Bancorp. This document also contains statements regarding the proposed acquisition transaction that are not statements of historical fact and are considered forward-looking statements within the criteria described above. These statements are likewise subject to various risks and uncertainties that may cause actual results and outcomes of the proposed transaction to differ, possibly materially, from the anticipated results or outcomes expressed or implied in these forward-looking statements. In addition to factors disclosed in reports filed by Stock Yards and Kentucky Bancshares with the SEC, risks and uncertainties for Stock Yards, Kentucky Bancshares and the combined company include, but are not limited to: the possibility that any of the anticipated benefits of the proposed merger will not be realized or will not be realized within the expected time period; the risk that integration of Kentucky Bancshares’ operations with those of Stock Yards will be materially delayed or will be more costly or difficult than expected; the parties’ inability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger; the inability to complete the merger due to the failure of Kentucky Bancshares’ shareholders to adopt the merger agreement; the failure to satisfy other conditions to completion of the merger, including receipt of required regulatory and other approvals; the failure of the proposed transaction to close for any other reason; diversion of management's attention from ongoing business operations and opportunities due to the merger; the challenges of integrating and retaining key employees; the effect of the announcement of the merger on Stock Yards’, Kentucky Bancshares’ or the combined company's respective customer and employee relationships and operating results; the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; dilution caused by Stock Yards’ issuance of additional shares of Stock Yards common stock in connection with the merger; the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and the business, results of operations and financial condition of Stock Yards, Kentucky Bancshares and the combined company; and general competitive, economic, political and market conditions and fluctuations.

The merger agreement should not be read alone, but should instead be read in conjunction with the other information regarding Stock Yards Bancorp, Kentucky Bancshares, their respective affiliates or their respective businesses, the merger agreement and the mergers that will be contained in, or incorporated by reference into, the registration statement on Form S-4 that will include a proxy statement of Kentucky Bancshares and a prospectus of Stock Yards Bancorp, as well as in the Forms 10-K, Forms 10-Q, Forms 8-K and other filings that each of Stock Yards Bancorp and Kentucky Bancshares make with the Securities and Exchange Commission (“SEC”). This annual report is not a substitute for the proxy statement/prospectus or registration statement or any other document that Stock Yards Bancorp or Kentucky Bancshares may file with the SEC. KENTUCKY BANCSHARES’ SHAREHOLDERS ARE ADVISED TO READ  THE REGISTRATION STATEMENT ON FORM S-4 AND THE RELATED PROXY STATEMENT/PROSPECTUS, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS AND ANY OTHER RELEVANT DOCUMENTS FILED OR TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGER TRANSACTION, WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT STOCK YARDS BANCORP, KENTUCKY BANCSHARES AND THE PROPOSED MERGER TRANSACTION. When filed, the registration statement, the definitive proxy statement/prospectus and other documents relating to the merger transaction filed by Stock Yards Bancorp and Kentucky Bancshares can be obtained free of charge from the SEC’s website at www.sec.gov. These documents also can be obtained free of charge by accessing Stock Yard Bancorp’s website at www.syb.com under the tab “Investor Relations” and then under “SEC Filings.” Alternative, these documents, when available, can be obtained free of charge from Stock Yards Bancorp upon written request to Stock Yards Bancorp, Attention: Chief Financial Officer, 1040 East Main Street, Louisville, Kentucky 40206 or by calling (502) 582-2571, or to Kentucky Bancshares, Attention: Chief Financial  Officer, 339 Main Street, Paris, Kentucky 40361 or by calling (859) 987-1795.

This annual report is not intended to and shall not constitute an offer to sell or the solicitation of an offer to buy securities nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. This annual report is also not a solicitation of any vote in any jurisdiction pursuant to the proposed transactions or otherwise. No offer of securities or solicitation will be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Recent Events

Merger with Stock Yards Bancorp, Inc.:

As previously noted, effective January 27, 2021, Kentucky Bancshares, Stock Yards Bancorp, Inc., a Kentucky corporation (“Stock Yards Bancorp”), and H. Meyer Merger Subsidiary, Inc., a Kentucky corporation and a direct, wholly owned subsidiary of Stock Yards Bancorp (“Merger Sub”), entered into an Agreement and Plan of Merger (the “merger agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Kentucky Bancshares (the “merger”), with Kentucky Bancshares as the surviving entity and a wholly owned subsidiary of Stock Yards Bancorp. Following the merger, the surviving company will merge with and into Stock Yards Bancorp (the “combined company”), and thereafter Kentucky Bank will merge with and into Stock Yards Bancorp’s bank subsidiary, Stock Yards Bank & Trust Company, a Kentucky banking corporation (“Stock Yards Bank”), with Stock Yards Bank as the surviving banking corporation. The acquisition is expected to close during the second quarter of 2021, subject to customary regulatory approval, approval by Kentucky Bancshares’ shareholders and completion of other customary closing conditions.

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic. On March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have had a significant adverse impact on the economy, the banking industry and the Company. While quarantine and lock-down orders have been lifted and vaccination efforts are underway, COVID-19 has not yet been fully contained and commercial activity has not yet returned to the levels existing prior to the pandemic outbreak. As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that includes direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives.

For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amended the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The vast majority of the Company's PPP loans have two-year maturities. PPP loans earn interest at a fixed rate of 1% and are fully guaranteed by the U.S. government.

On December 27, 2020, a $900 billion COVID-19 relief package, as passed by the U.S. Congress, was signed into law as part of the 2021 Consolidated Appropriations Act (“CAA”). In addition to providing direct stimulus payments to certain individuals, an increase in unemployment insurance benefits, an extension of the eviction moratorium, relief to the healthcare industry, and additional aid to various other businesses, the COVID-19-related provisions of the CAA also established an additional $284 billion in funding for the PPP through March 31, 2021. The Company is also participating in this phase of the PPP.

As the health and safety of our employees and customers is of primary importance, throughout the COVID-19 pandemic, the Company has enforced mask policies and maintained social distancing precautions for all employees in the office and customer conducting business in our branches, to the fullest extent possible and pursuant to guidance issued by the Centers for Disease Control and state and local authorities.  Our management team continues to monitor the ongoing situation related to the COVID-19 pandemic in order to anticipate and respond to ongoing COVID-19 related developments.

Critical Accounting Policies

Overview. The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.Significant accounting policies are listed in Note 1 of the Company’s 2020 Consolidated Financial Statements and Notes included in Item 8. Critical accounting and reporting policies include accounting for loans and the allowance for loan losses, goodwill and fair value. Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations.

Allowance for Loan Losses. Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is recognized on the accrual basis, except for those loans on the nonaccrual status. Interest income received on such loans is accounted for on the cash basis or cost recovery method. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Loan Losses” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2020 Consolidated Financial Statements and Notes.

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

Fair Value of Securities. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18 of the Company’s 2020 Consolidated Financial Statements and Notes. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Overview

We conduct our business through our one bank subsidiary, Kentucky Bank, and our one non-bank subsidiary KBI Insurance Company. Kentucky Bank is engaged in general full-service commercial and consumer banking. A significant part of Kentucky Bank’s operating activities include originating loans, approximately 81% of which are secured by real estate at December 31, 2020.

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

Net income for the year ended December 31, 2020 was $11.7 million, or $1.97 per common share compared to $13.2 million, or $2.21 for 2019. Earnings per share assuming dilution were $1.97 and $2.21 for 2020 and 2019, respectively. For 2020, net income decreased $1.5 million, or 11.1%. Net interest income decreased $567 thousand, provision for loan losses increased $525 thousand, total non-interest income increased $1.7 million, total non-interest expense increased $2.3 million and income tax expense decreased $199 thousand.

For 2019, net income increased $723 thousand, or 5.8%. Net interest income increased $719 thousand, the provision for loan losses increased $750 thousand, total non-interest income increased $1.1 million, total non-interest expense increased $926 thousand and income tax expense decreased $577 thousand.

Return on average equity was 9.54% in 2020 compared to 11.52% in 2019. Return on average assets was 0.97% in 2020 compared to 1.20% in 2019.

Non-performing and restructured loans as a percentage of loans (including held for sale) were 0.69% and 0.61% as of December 31, 2020 and 2019 respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company’s largest source of revenue, on a tax equivalent basis decreased from $37.1 million in 2019 to $36.7 million in 2020. A significant decrease in interest rates during 2020 contributed to the decline in net interest income. The range for federal funds was 0%-0.25% at December 31, 2020 compared to a range of 1.50%-1.75% at December 31, 2019. The prime lending rate was 3.25% at December 31, 2020 compared to 4.75% at December 31, 2019. The taxable equivalent adjustment (nontaxable interest income on state and municipal obligations net of the related non-deductible portion of interest expense) is based on our Federal income tax rate of 21% in both 2020 and 2019.

Average earning assets increased $91.9 million from 2019 to 2020, or 9.0%. Average investment securities decreased $14.9 million and average loans increased $76.9 million. Average interest bearing liabilities increased $45.7 million, or 6.3% during this same period. Average interest-bearing deposits increased $25.7 million, or 4.2%, average borrowings from the Federal Home Loan Bank increased $23.0 million, or 22.6%, and average repurchase agreements and other borrowings decreased $3.0 million, or 17.5%. The Company continues to actively pursue quality loans and fund these primarily with deposits and Federal Home Loan Bank advances.

The bank prime rates decreased 150 basis points from December 2019 to December 2020. The tax equivalent yield on earning assets decreased from 4.52% in 2019 to 3.90% in 2020.

The volume rate analysis for 2020 that follows indicates that $3.8 million of the increase in interest income is attributable to an increase in volume, while the change in rates resulted in a decrease of $6.6 million in interest income.

Further, an increase in total interest-bearing liability balances resulted in a $528 thousand increase in interest expense in 2020 compared to 2019 while changes in rates resulted in a reduction in interest expense of $2.8 million over the same period. The average rate of these liabilities decreased from 1.24% in 2019 to 0.87% in 2020. In summary, the decrease in the Company’s 2020 net interest income is attributed mostly to a decrease in rates in our loan portfolio.

The volume rate analysis for 2019 that follows indicates that $1.5 million of the increase in interest income is attributable to an increase in volume, while the change in rates contributed to an increase of $1.4 million in interest income. Further, a decrease in interest bearing liabilities resulted in a $37 thousand reduction interest expense in 2019 compared to 2018 while changes in rates resulted in additional interest expense of $2.2 million over the same period. The average rate of these liabilities increased from 0.95% in 2018 to 1.24% in 2019. In summary, the increase in the Company’s 2019 net interest income is attributed mostly to increases in balances in our loan portfolio.

The accompanying analysis of changes in net interest income in the following table shows the relationships of the volume and rate portions of these changes in 2020 vs. 2019 and 2019 vs. 2018. Changes in interest income and expenses due to both rate and volume are allocated on a pro rata basis.

	Changes in Interest Income and Expense (in thousands)
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$3,803	$(4,386)	$(583)	$2,046	$930	$2,976
Investment Securities	(200)	(1,482)	(1,682)	(606)	361	(245)
Other	167	(749)	(582)	97	72	169
Total Interest Income	3,770	(6,617)	(2,847)	1,537	1,363	2,900
INTEREST EXPENSE
Deposits
Demand	137	(1,477)	(1,340)	(6)	693	687
Savings	24	(40)	(16)	(8)	48	40
Negotiable Certificates of Deposit and Other Time Deposits	14	(579)	(565)	219	1,053	1,272
Securities sold under agreements to repurchase and other borrowings	(86)	(181)	(267)	(291)	200	(91)
Federal Home Loan Bank advances	439	(531)	(92)	49	224	273
Total Interest Expense	528	(2,808)	(2,280)	(37)	2,218	2,181
Net Interest Income	$3,242	$(3,809)	$(567)	$1,574	$(855)	$719

Average Consolidated Balance Sheets and Net Interest Income Analysis ($ in thousands)

	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-Earning Assets
Securities Available for Sale (1)
U.S. Treasury and Federal Agency Securities	$229,691	$4,970	2.16%	$245,294	$6,314	2.57%
State and Municipal obligations	36,916	944	2.56	36,227	1,287	3.55
Total Investment Securities	266,607	5,914	2.22	281,521	7,601	2.70
Tax Equivalent Adjustment	—	251	0.09	—	276	0.10
Tax Equivalent Total	266,607	6,165	2.31	281,521	7,877	2.80
Federal Home Loan Bank Stock and Other	7,309	165	2.26	7,303	358	4.90
Federal Funds Sold and Agreements to Repurchase	352	1	0.28	298	7	2.35
Interest-Bearing Deposits with Banks	54,017	149	0.28	24,155	527	2.18
Loans, Net of Deferred Loan Fees (2)
Commercial	123,793	4,019	3.25	93,403	4,573	4.90
Real Estate Mortgage	638,814	30,901	4.84	593,505	30,781	5.19
Consumer	21,843	1,536	7.03	20,651	1,685	8.16
Total Loans	784,450	36,456	4.65	707,559	37,039	5.23
Tax Equivalent Adjustment	—	426	0.05	—	319	0.05
Tax Equivalent Total	784,450	36,882	4.70	707,559	37,358	5.28
Total Interest-Earning Assets	1,112,735	42,685	3.84	1,020,836	45,532	4.46
Tax Equivalent Adjustment	—	677	0.06	—	595	0.06
Tax Equivalent Total	1,112,735	43,362	3.90	1,020,836	46,127	4.52
Allowance for Loan Losses	(9,832)			(8,072)
Cash and Due From Banks	13,919			13,180
Premises and Equipment	20,356			17,932
Other Assets	64,869			50,805
Total Assets	$1,202,047			$1,094,681

LIABILITIES
Interest-Bearing Deposits
Negotiable Order of Withdrawal (“NOW”) and Money Market Investment Accounts	$310,516	$1,457	0.47%	$295,337	$2,797	0.95%
Savings	119,338	116	0.10	109,698	132	0.12
Certificates of Deposit and Other Deposits	201,971	2,746	1.36	201,111	3,311	1.65
Total Interest-Bearing Deposits	631,825	4,319	0.68	606,146	6,240	1.03
Securities sold under agreements to repurchase and other borrowings	14,143	293	2.07	17,140	560	3.27
Federal Home Loan Bank advances	125,013	2,091	1.67	101,964	2,183	2.14
Total Interest-Bearing Liabilities	770,981	6,703	0.87	725,250	8,983	1.24
Noninterest-Bearing Earning Demand Deposits	288,225			240,284
Other Liabilities	20,187			15,009
Total Liabilities	1,079,393			980,543
STOCKHOLDERS’ EQUITY	122,654			114,138
Total Liabilities and Stockholders’ Equity	$1,202,047			$1,094,681
Average Equity to Average Total Assets	10.20%			10.43%
Net Interest Income		35,982			36,549
Net Interest Income (tax equivalent) (3)		36,659			37,144
Net Interest Spread (tax equivalent) (3)			3.03			3.28
Net Interest Margin (tax equivalent) (3)			3.29			3.64
(1)	Averages computed at amortized cost
(2)	Includes loans on a nonaccrual status and loans held for sale
(3)	Tax equivalent difference represents the nontaxable interest income on state and municipal securities net of the related non-deductible portion of interest expense

Noninterest Income and Expenses

Noninterest income was $16.0 million in 2020 and $14.2 million in 2019. In 2020, increases in gains on the sale of loans and debit card interchange income were offset by reductions in service charges and loan service fees, net. In 2019, increases in gains on available for sale securities and debit card interchange income were offset by reductions in brokerage income and loan service fee income.

Securities gains were $345 thousand in 2020 and $857 thousand in 2019. The net gains recognized in both 2020 and 2019 are attributed to selling securities which had gains in market value due to declining market interest rates and the related inverse relationship of interest rates and market values. Management evaluates the structure of the portfolio, periodically, and may strategically sell securities to diversify the portfolio. Additionally, the securities available for sale portfolio is a source of liquidity for the Company; therefore securities may be sold to generate cash.

Gains on loans sold were $4.8 million in 2020 and $1.6 million in 2019. Loans held for sale are generally sold after closing to the Federal Home Loan Mortgage Corporation or other government agencies. During 2020, the loan service fee income, net of amortization expense for the mortgage servicing right asset, decreased $514 thousand, compared to a decrease of $93 thousand in 2019. In 2020, the mortgage servicing right asset had net write-downs of $414 thousand compared to net write-downs of $71 thousand in 2019. Proceeds from the sale of loans were $131 million and $72 million in 2020 and 2019, respectively. The volume of loan originations is inverse to rate changes with historic low rates spurring activity. The volume of loan originations during 2020 was $128 million and $71 million in 2019.

Other noninterest income, excluding net security gains (losses) and the sale of mortgage loans, was $10.8 million in 2020 and $11.8 million in 2019. Service charge income, and more particularly overdraft income, is the largest contributor to these numbers. Overdraft income was $1.8 million in 2020 and $2.5 million in 2019. Debit card interchange income was the second largest contributor to noninterest income. Debit card interchange income was $3.7 million in 2020 and $3.5 million in 2019. Other income was $253 thousand in 2020 and $459 thousand in 2019.

Noninterest expense increased $2.3 million in 2020 to $37.6 million from $35.3 million in 2019.

Salaries and benefits, the largest contributor to total non-interest expense, increased $1.7 million from $19.2 million in 2019 to $20.9 million in 2020 due to normal staff merit increases. Full-time equivalent employees increased from 233 at December 31, 2019 to 236 at December 31, 2020.

The largest component of occupancy expense, depreciation expense, increased $100 thousand from $1.2 million in 2019 to $1.3 million in 2020. Building rent expense, included in occupancy expense, decreased $17 thousand from 2019 to 2020. The decrease in expense was attributed to the Company not renewing a lease for additional office space. The majority of the rent expense is related to lease expense for the new branches that opened in 2020 in the Lexington, Kentucky market.

Total noninterest expense, excluding salaries and benefits expense and occupancy expense, increased from $12.1 million in 2019 to $12.6 million in 2020. Legal and professional fees increased $162 thousand from $1.2 million in 2019 to $1.3 million in 2020. Other non-interest expense increased $168 thousand from 2019 to 2020. This increase is attributable primarily to an increase of $213 thousand in FDIC insurance expense from 2019 to 2020. FDIC insurance expense increased from 2019 to 2020 mostly due to additional credits received in 2019 that were used to offset expense. The credits were issued by the FDIC as a result of meeting goals for the insurance fund. Amortization expense of core deposits was $74 thousand in 2020 and $102 thousand in 2019. See Note 7 in the Company’s Consolidated Financial Statements and Notes included in Item 8 for more detail of the goodwill and intangible assets.

The following table is a summary of noninterest income and expense for the two year period indicated.

	For the Year ended December 31,
	(in thousands)
	2020	2019
NON-INTEREST INCOME
Service Charges	$4,602	$5,368
Loan Service Fee Income (Loss), net	(374)	140
Trust Department Income	1,441	1,411
Investment Securities Gains (Losses),net	345	857
Gains on Sale of Mortgage Loans	4,834	1,552
Brokerage Income	464	543
Debit Card Interchange Income	3,742	3,470
Income from Bank-Owned Life Insurance	668	439
Other	253	459
Total Non-interest Income	$15,975	$14,239

NON-INTEREST EXPENSE
Salaries and Employee Benefits	$20,897	$19,187
Occupancy Expense	4,118	4,066
Other	12,592	12,055
Total Non-interest Expense	$37,607	$35,308

Net Non-interest Expense as a Percentage of Average Assets	1.80%	1.92%

Income Taxes

As part of normal business, Kentucky Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky. In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position. For the year ended December 31, 2020, the Company averaged $36.9 million in tax free securities, and $69.2 million in tax free loans. For the year ended December 31, 2019, the Company averaged $36.3 million in tax free securities and $42.8 million in tax free loans. As of December 31, 2020, the weighted average remaining maturity for the tax free securities is 62 months, while the weighted average remaining maturity for the tax free loans is 158 months.

The Company had income tax expense of $878 thousand in 2020 and $1.1 million in 2019. This represents an effective income tax rate of 7.0% in 2020 and 7.6% in 2019. The difference between the effective tax rate and the statutory federal rate of 21% in both 2020 and 2019 is primarily due to tax exempt income on certain investment securities and loans. In addition, the Company had additional tax credits which also contributed to the lower effective income tax rates. The Company had tax credits totaling $899 thousand in 2020 and $553 thousand in 2019 for investments made in affordable housing project investments.

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

As a result of these tax law changes, the Company had a deferred tax asset of $607 thousand during 2020.

Balance Sheet Review

Assets increased slightly from $1.1 billion at December 31, 2019 to $1.2 billion at December 31, 2020. Securities available for sale increased $88.2 million during 2020, outstanding loan balances increased $21.1 million during 2020 and deposits increased $136.0 million during 2020.

Loans

Total loans (including loans held for sale) were $771 million at December 31, 2020 compared to $746 million at December 31, 2019. As of December 31, 2020 and compared to the prior year-end, commercial loans increased $30.9 million, real estate construction loans decreased $17.6 million, 1-4 family residential property loans increased $1.7 million, multi-family residential property loans decreased $768 thousand, non-farm & non-residential property loans increased $14.1 million, agricultural loans decreased $4.9 million and consumer loans and other loans decreased $779 thousand.

As of December 31, 2020, the Company had outstanding loan balances of $41.4 million for loans made as part of the

Paycheck Protection Program (PPP) established under the CARES Act which were included in commercial loans in the table below. The balances were $57.6 million as of September 30, 2020 and $56.8 million as of June 30, 2020. These loans are guaranteed by the SBA and required no allowance for loan losses as of December 31, 2020.

As of December 31, 2020, the real estate mortgage portfolio comprised 81% of total loans compared to 82% at December 31, 2019. The real estate mortage portfolio is comprised of real estate construction, 1-4 family residential, multi-family residential, non-farm and non-residential and agricultural loans.

1-4 family residential represented 38% of the total loan portfolio as of December 31, 2020 and 39% as of December 31, 2019. Real estate constructions loans accounted for 2% of the total loan portfolio as of December 31, 2020 and 4% as of December 31, 2019. Multi-family loans represented 6% of the total loan portfolio as of December 31, 2020 and 7% as of December 31, 2019. Non-farm and non-residential loans totaled 29% of the total loan portfolio as of December 31, 2020 and 28% of the total loan portfolio as of December 31, 2019.

Agricultural loans comprised 7% of the total loan portfolio at December 31, 2020 and 8% of total loans at December 31, 2019. Approximately 90% of the agricultural loans are secured by real estate at December 31, 2020 and 88% at December 31, 2019. The remainder of the agricultural portfolio is used to purchase livestock, equipment and other capital improvements and for general operation of the farm. Generally, a secured interest is obtained in the capital assets, equipment, livestock or crops.

Automobile loans account for 27% of the consumer loan portfolio in 2020 and 20% in 2019. The purpose of the remainder of this portfolio is used by customers for purchasing retail goods, home improvement or other personal reasons. The commercial loan portfolio is mainly for capital outlays and business operation.

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

	December 31, (in thousands)
Loans Outstanding	2020	2019	2018	2017	2016
Commercial	$117,425	$86,552	$86,149	$80,070	$77,436
Real Estate Construction	14,571	32,219	24,254	20,816	29,169
Real Estate Mortgage:
1-4 Family Residential	298,699	293,870	253,797	239,672	245,674
Multi-Family Residential	47,854	48,622	46,403	39,926	47,199
Non-Farm & Non-Residential	218,998	204,908	196,674	192,074	176,024
Agricultural	52,239	57,166	60,049	59,176	62,491
Consumer	22,532	23,122	20,089	18,182	18,867
Other	116	305	208	170	183
Total Loans	772,434	746,764	687,623	650,086	657,043
Less Deferred Loan Fees	1,136	307	276	320	312
Total Loans, Net of Deferred Loan Fees	771,298	746,457	687,347	649,766	656,731
Less loans held for sale	4,427	2,144	1,203	1,231	724
Less Allowance for Loan Losses	9,897	8,460	8,127	7,720	7,541
Net Loans	$756,974	$735,853	$678,017	$640,815	$648,466

The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2020. Maturities are based upon contractual term. The total loans in this report represent loans net of deferred loan fees, including loans held for sale but excluding the allowance for loan losses. In addition, deferred loan fees on the above table are netted with real estate mortgage loans on the following table.

	December 31, 2020 (in thousands)
	One Year	One Through	Over	Total
Loan Maturities and Interest Sensitivity	or Less	Five Years	Five Years	Loans
Commercial	$25,378	$70,931	$21,116	$117,425
Real Estate Construction	2,618	9,676	2,277	14,571
Real Estate Mortgage:
1-4 Family Residential	88,637	108,422	101,640	298,699
Multi-Family Residential	2,318	27,117	18,419	47,854
Non-Farm & Non-Residential	15,449	130,952	72,597	218,998
Agricultural	12,248	29,865	10,126	52,239
Consumer	5,116	15,599	1,817	22,532
Other	116	—	—	116
Total Loans, Net of Deferred Loan Fees	151,880	392,562	227,992	772,434
Fixed Rate Loans	19,592	146,896	168,128	334,616
Floating Rate Loans	132,288	245,666	59,864	437,818
Total Loans, Net of Deferred Loan Fees	$151,880	$392,562	$227,992	$772,434

Mortgage Banking

The Company has been in mortgage banking since the early 1980’s. The activity in origination and sale of these loans fluctuates, mainly due to changes in interest rates. Mortgage loan originations increased from $71 million in 2019 to $128 million in 2020. Proceeds from the sale of loans were $72 million and $131 million for 2019 and 2020, respectively.

Mortgage loans held for sale were $4.4 million at December 31, 2020 and $2.1 million at December 31, 2019. Fixed rate residential mortgage loans are generally sold when they are made. The volume of loan originations is inverse to rate changes.

During 2020, declining mortgage rates resulted in additional loan volume due to an increased number of borrowers who chose to refinance their existing mortgages. The gain on sale of loans increased $3.3 million from $1.6 million in 2019 to $4.8 million in 2020.

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

Mortgage servicing rights were $1.6 million at both December 31, 2020 and December 31, 2019.

Amortization of mortgage servicing rights was $1.0 million (including $414 thousand for negative fair value adjustments) and $403 thousand (including $71 thousand for positive fair value adjustments) for the years ended December 31, 2020 and 2019, respectively. See Note 4 in the Company’s 2020 Consolidated Financial Statements and Notes included in Item 8 for additional information.

Deposits

For 2020, total deposits increased $136.0 million to $978.6 million. Noninterest bearing deposits increased $78.0 million, time deposits of $250 thousand and over decreased $7.2 million, and other interest bearing deposits increased $65.1 million. Public fund balances totaled $177 million at December 31, 2020, of which $130 million were interest bearing.

The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 2020:

At December 31, 2020
Maturity of Time Deposits of $100,000 or More	(in thousands)
Maturing 3 Months or Less	$28,800
Maturing over 3 Months through 6 Months	10,334
Maturing over 6 Months through 12 Months	33,485
Maturing over 12 Months	21,545
Total	$94,164

Borrowings

The Company utilizes both long-term and short-term borrowings. Long-term borrowing at the Bank is primarily from the Federal Home Loan Bank (FHLB). This borrowing is mainly used to fund longer term, fixed rate mortgages, as part of a leverage strategy and to assist in asset/liability management. Advances are either paid monthly or at maturity. As of December 31, 2020, $96.5 million was borrowed from FHLB, a decrease of $19.9 million from December 31, 2019.

Throughout 2020, the Bank had a net decrease of $14.5 million in short-term borrowings from the FHLB which were outstanding at December 31, 2020. As of December 31, 2019, $25.0 million in short-term borrowings from the FHLB were outstanding. FHLB advances classified as short-term have an original maturity of less than 1 year. Also, during 2020, the Bank had a net decrease of $5.4 million in long-term advances due to normal monthly paydowns and maturities. There were no prepayment penalties associated with the decrease in FHLB advances. These advances each had an original maturity of more than 1 year.

The following table depicts relevant information concerning our short term borrowings.

	As of and for the year ended
	December 31, (in thousands)
Short Term Borrowings	2020	2019
Federal Funds Purchased:
Balance at Year end	$—	$—
Average Balance During the Year	153	618
Maximum Month End Balance	—	16,365
Year end rate	—	—
Average annual rate	0.65%	2.91
Repurchase Agreements:
Balance at Year end	$9,129	$5,994
Average Balance During the Year	6,773	6,996
Maximum Month End Balance	10,924	8,947
Year end rate	0.26%	0.50
Average annual rate	0.36%	0.53
Federal Home Loan Bank Advances:
Balance at Year end	$10,500	$25,000
Average Balance During the Year	33,396	12,880
Maximum Month End Balance	55,500	25,000
Year end rate	0.44%	1.80
Average annual rate	0.67%	2.24

Contractual Obligations

The Bank has required future payments for time deposits and long-term debt.  The other required payments are the approximate future minimum lease payments due under the aforementioned operating leases for their base term and are as follows:

	Payments due by period (in thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

Federal Home Loan Bank advances	$96,532	$20,894	$34,482	$25,351	$15,805
Subordinated debentures	7,217	—	—	—	7,217
Time deposits	151,221	112,510	29,154	9,442	115
Lease payments on premises	5,539	521	1,058	1,054	2,906

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

The Company discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless reasons for delinquency are documented such as the loan being well collateralized and in the process of collection. A loan remains in a non-accrual status until factors indicating doubtful collection no longer exist. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at market rates. Other real estate is initially recorded at fair value less estimated costs to sell. These assets are subsequently accounted for at the lower of cost or fair value, less costs to sell.

A summary of the components of nonperforming assets, including several ratios using period-end data, is shown as follows.

	Year Ended December 31,
Nonperforming Assets	2020	2019	2018	2017	2016
Non-accrual Loans	$4,051	$3,081	$1,141	$1,193	$4,566
Accruing Loans which are Contractually past due over 89 days	75	1,499	1,182	231	927
Accruing Troubled Debt Restructurings	1,145	—	—	—	2,063
Total Nonperforming and Restructured Loans	5,271	4,580	2,323	1,424	7,556
Other Real Estate	876	2,148	830	2,404	1,824
Total Nonperforming and Restructured Loans and Other Real Estate	$6,147	$6,728	$3,153	$3,828	$9,380
Nonperforming and Restructured Loans as a Percentage of Loans (including loans held for sale) (1)	0.69%	0.61%	0.34%	0.22%	1.15%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.50%	0.61%	0.29%	0.36%	0.91%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	161%	126%	258%	202%	80%
(1)	Net of deferred loan fees

Total nonperforming assets at December 31, 2020 were $6.1 million compared to $6.7 million at December 31, 2019. The decrease from 2019 to 2020 is mostly attributed to the sale of other real estate. Total other real estate properties totaled $876 thousand at December 31, 2020, of which, $354 thousand were income producing properties. Total nonperforming loans were $5.3 million and $4.6 million at December 31, 2020 and 2019, respectively. The increase in restructured loans during 2020 is attributed to a single note. No restructured notes were held in 2019. Total net loan charge offs in 2020 were $338 thousand. The amount of lost interest on our non-accrual loans was $382 thousand for 2020 and $65 thousand for 2019.

At December 31, 2020, loans currently performing but which management believes requires special attention were $18.3 million, with 45% being non-farm and non-residential, 18% being agriculturual, 13% being 1-4 family residential, 3% being multi-family and 21% being commercial. The Company continues to follow its long-standing policy of not engaging in international lending and not concentrating lending activity in any one industry.

The carrying amount of impaired loans as of December 31, 2020 was $3.6 million compared to $1.4 million as of December 31, 2019. These amounts are generally included in the total nonperforming and restructured loans presented in the table above. See Note 18 in the Company’s 2020 Consolidated Financial Statements and Notes included in Item 8 herein.

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

At December 31, 2020, loans individually evaluated for impairment totaled $8.4 million. Of this, $3.9 million in balances had specific impairment allocations of $1.0 million. The remaining $4.5 million in impaired loan balances did not have a specific impairment allocation.

At December 31, 2019, impaired loan balances of $1.5 million had specific impairment allocations of $52 thousand. An additional $3.0 million in loan balances were individually reviewed for impairment but resulted in no specific impairment allocation.

The allowance for loan losses on impaired loans is determined using one of two methods. Either the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral. The entire change in present value of expected cash flows is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported. The total allowance for loan losses related to these loans was $1.0 million and $52 thousand on December 31, 2020 and 2019, respectively.

Kentucky Bank has a “Problem Loan Committee” that meets at least quarterly to review problem loans, including past due and non-performing loans, and other real estate. When analyzing the problem loans and the loan quality as of December 31, 2020, the following factors have been considered:

●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses.
●	Change in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
●	Changes in the nature and volume of the portfolio and in the terms of loans.
●	Changes in the experience, ability and depth of lending management and other relevant staff.
●	Changes in the volume and severity of past due loans; the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
●	Changes in the quality of the Bank’s loan review system.
●	Changes in the value of underlying collateral for collateral-dependent loans.
●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

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

On March 22, 2020, the Interagency Statement was issued by our banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we made modifications in response to COVID-19 impacted borrowers who were not past due and met criteria for modification.

The majority of the loan modifications we made for customers involved three to six month forbearance payments which were added to the end of the note. As of December 31, 2020, approved modifications were approximately $130.1 million of loan balances, of which, an approximate $1.7 million was still in deferment as of December 31, 2020. Modifications were $125.3 million as of September 30, 2020 and $115.0 million as of June 30, 2020.

At December 31, 2020, the Company has one loan totaling $1.1 million classified as a troubled debt restructure. As of December 31, 2020, the Company had no specific allowance for loan loss for this loan and had not committed to lend any additional funds to this loan customer. Modifications to this loan included capitalizing interest and closing costs and modifying the payment schedule from annual principal only payments to interest only. At December 31, 2019, the Company did not have any loans designated as troubled debt restructurings.

For the years ending December 31, 2020 and 2019, no loans modified as troubled debt restructurings defaulted on payment.

Loan Losses

The following table is a summary of the Company’s loan loss experience for each of the past five years.

	For the Year ended December 31, (in thousands)
	2020	2019	2018	2017	2016
Balance at Beginning of Year	$8,460	$8,127	$7,720	$7,541	$6,521
Amounts Charged-off:
Commercial	(25)	(260)	(23)	(35)	(5)
Real Estate Construction	—	—	—	—	—
Real Estate Mortgage:
1-4 Family Residential	(37)	(168)	(98)	(249)	(126)
Multi-Family Residential	—	—	—	—	—
Non-Farm & Non-Residential	—	(17)	(31)	(42)	—
Agricultural	—	—	—	—	(193)
Consumer and other	(1,087)	(1,298)	(1,108)	(1,076)	(1,206)
Total Charged-off Loans	(1,149)	(1,743)	(1,260)	(1,402)	(1,530)
Recoveries on Amounts Previously Charged-off:
Commercial	17	21	10	19	39
Real Estate Construction	—	—	—	1	15
Real Estate Mortgage
1-4 Family Residential	40	19	272	20	19
Multi-Family Residential	—	15	10	181	12
Non-Farm & Non-Residential	5	—	—	—	454
Agricultural	8	8	191	57	50
Consumer and other	741	763	684	803	811
Total Recoveries	811	826	1,167	1,081	1,400
Net Charge-offs	(338)	(917)	(93)	(321)	(130)
Provision for Loan Losses	1,775	1,250	500	500	1,150
Balance at End of Year	9,897	8,460	8,127	7,720	7,541
Total Loans (1)
Average	788,450	710,728	670,063	651,668	647,278
At December 31	771,298	746,457	687,347	649,766	656,731
As a Percentage of Average Loans (1):
Net Charge-offs	0.04%	0.13%	0.01%	0.05%	0.02%
Provision for Loan Losses	0.23%	0.18%	0.07%	0.08%	0.18%
Allowance as a Percentage of Year-end Loans (1)	1.28%	1.13%	1.18%	1.19%	1.15%
Beginning Allowance as a Multiple of Net Charge-offs	25.0	8.9	83.0	23.5	50.2
Ending Allowance as a Multiple of Nonperforming Assets	1.61	1.26	2.58	2.02	0.80
(1)	Net of deferred loan fees and includes loans held for sale

Loans are typically charged-off when the collection of principal is considered doubtful, and would be well documented and approved by the appropriate responsible party or committee. The provision for loan losses for 2020 was $1.8 million compared to $1.3 million in 2019. Net charge-offs were $338 thousand in 2020 and $917 thousand in 2019. Net charge-offs to average loans were 0.04% and 0.13% in 2020 and 2019, respectively.

The provision for loan losses increased $525 thousand from 2019 to 2020. The allowance for loan losses increased $1.4 million from December 31, 2019 to December 31, 2020.

In evaluating the allowance for loan losses, management considers the composition of the loan portfolio, the historical loan loss experience, the overall quality of the loans and an assessment of current economic conditions.

At December 31, 2020, the allowance for loan losses was 1.28% of loans outstanding compared to 1.13% at year-end 2019. Management believes the allowance for loan losses at the year-end 2020 is adequate to cover probable incurred credit losses within the portfolio.

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

Allowance for Loan Losses (in thousands)	2020	2019	2018	2017	2016
Commercial	$989	$1,003	$1,265	$1,069	$862
Real Estate Construction	296	601	451	507	616
Real Estate Mortgage:
1-4 Family Residential	3,427	3,162	2,843	2,538	2,515
Multi-family Residential	951	880	800	702	635
Non-farm & Non-residential	3,146	1,791	1,799	1,704	1,315
Agricultural	480	424	458	542	935
Consumer and other	608	599	511	658	663
Total	$9,897	$8,460	$8,127	$7,720	$7,541

	2020		2019		2018		2017		2016
Loans (in thousands)	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Commercial	$117,425	15.31%	$86,552	11.63%	$86,149	12.56%	$80,070	12.35%	$77,436	11.80%
Real Estate Construction	14,571	1.90%	32,219	4.33%	24,254	3.54%	20,816	3.21%	29,169	4.45%
Real Estate Mortgage:
1-4 Family Residential	293,136	38.22%	291,419	39.15%	252,318	36.77%	238,121	36.72%	244,638	37.29%
Multi-family Residential	47,854	6.24%	48,622	6.53%	46,403	6.76%	39,926	6.16%	47,199	7.19%
Non-farm & Non-residential	218,998	28.56%	204,908	27.53%	196,674	28.66%	192,074	29.62%	176,024	26.83%
Agricultural	52,239	6.81%	57,166	7.68%	60,049	8.75%	59,176	9.12%	62,491	9.53%
Consumer	22,532	2.94%	23,122	3.11%	20,089	2.93%	18,182	2.80%	18,867	2.88%
Other	116	0.02%	305	0.04%	208	0.03%	170	0.03%	183	0.03%
Total, Net (1)	$766,871	100.00%	$744,313	100.00%	$686,144	100.00%	$648,535	100.00%	$656,007	100.00%
(1)	Net of deferred loan fees

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

Financial instruments with off-balance sheet risk were as follows at year-end (in thousands):

	2020	2019

Unused lines of credit	$146,200	$117,265
Commitments to make loans	42,834	28,743
Letters of credit	402	461

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are primarily fixed at current market rates ranging from 1.88% to 5.13% with maturities ranging up to 30 years.

Capital

In August 2018, the Federal Reserve Board issued an interim final ruling that holding companies with assets less than $3 billion are not subject to minimum capital requirements. As a result, only Bank capital data and capital ratios are presented as of December 31, 2020 and December 31, 2019.

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

The Bank has elected to use the CBLR framework. At December 31, 2020, the Bank’s CBLR was 9.0%. Management believes as of December 31, 2020, the Bank meets all capital adequacy requirements to which it is subject. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) and Tier I capital (as defined in the regulations) to average assets (as defined).

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

At December 31, 2020 and at December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual amounts and ratios, exclusive of the capital conservation buffer, are presented below as of December 31, 2020 and December 31, 2019:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
December 31, 2020
Bank Only
Tier I Capital (to Average Assets)	$107,805	9.0	$96,258	8.0	$96,258	8.0

December 31, 2019
Bank Only
Total Capital (to Risk-Weighted Assets)	$111,294	14.7%	$60,584	8.0%	$75,731	10.0%
Tier I Capital (to Risk-Weighted Assets)	102,759	13.6	45,438	6.0	60,584	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	102,759	13.6	34,079	4.5	49,225	6.5
Tier I Capital (to Average Assets)	102,759	9.3	44,164	4.0	55,206	5.0

Securities and Federal Funds Sold

Securities, classified as available for sale, increased from $265.3 million at December 31, 2019 to $353.5 million at December 31, 2020. Federal funds sold totaled $395 thousand at December 31, 2020 and $260 thousand at December 31, 2019.

Per Company policy, fixed rate asset backed securities will not have an average life exceeding seven years, but final maturity may be longer. Adjustable rate securities shall adjust within three years per Company policy. As of December 31, 2020 and 2019, the Company held $56 million and $38 million in adjustable-rate mortgage backed securities, respectively. Unrealized gains (losses) on investment securities are temporary and change inversely with movements in interest rates. In addition, some prepayment risk exists on mortgage-backed securities and prepayments are likely to increase with decreases in interest rates. The following tables present the investment securities for each of the past two years and the maturity and yield characteristics of securities as of December 31, 2020.

Securities Available for Sale at Fair Value

	For the Year ended December 31, (in thousands)
Investment Securities (at fair value)	2020	2019
Available for Sale
U.S. treasury notes	$9,188	$9,168
U.S. government agencies	23,298	23,735
States and political subdivisions	67,639	32,589
Mortgage-backed
GNMA, FNMA, FHLMC Passthroughs	79,751	54,470
GNMA, FNMA, FHLMC CMO’s	121,282	109,872
Total mortgage backed	201,033	164,342
Asset-backed	51,311	35,496
Other	1,025	—
Total	$353,494	$265,330

Maturity Distribution of Securities Available for Sale

	December 31, 2020 (in thousands)
		Over One	Over Five
		Year	Years
	One Year	Through	Through	Over	Asset & Mortgage
	or Less	Five Years	Ten Years	Ten Years	Backed	Total
Available for Sale
U.S. treasury note	$5,081	$4,106	$—	$—	$—	$9,188
U.S. government agencies	6	10,669	10,589	2,034	—	23,298
States and political subdivisions	152	5,583	24,912	36,993	—	67,639
Mortgage-backed	—	—	—	—	201,033	201,033
Asset-backed	—	—	—	—	51,311	51,311
Other	—	—	1,025	—	—	1,025
Total	5,239	20,358	36,526	39,027	252,344	353,494
Percent of Total	1.5%	5.8%	10.3%	11.0%	71.4%	100%
Weighted Average Yield	1.57%	1.23%	1.88%	2.32%	2.31%	2.19%

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

The Company’s 2020 consolidated financial statements have been audited by Crowe LLP, an independent registered public accounting firm.

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Kentucky Bancshares, Inc.

Paris, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kentucky Bancshares, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As more fully described in Note 1 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses consists of a general component for collectively evaluated loans and a specific component for impaired loans. The general component is initially determined based on historical loss factors as applied to each loan segment and then adjusted for qualitative factors.

Adjustments are made to the historical loss experience ratios based on the qualitative factors consistent with regulatory guidance. Management estimates the allowance balance required using past due loan loss experience, trends in non-accrual loans, the nature and volume of the portfolio composition, information about specific borrower situations and estimated collateral values, economic condition, and other factors. The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The recent historical actual net losses are the basis for the general reserve for each segment which is then adjusted for qualitative factors specifically evaluated at individual segment levels.

The principal consideration for our determination that auditing the allowance for loan losses qualitative factors applied to adjust historical loss experience (qualitative factors) is a critical audit matter is the high degree of subjectivity involved in management’s assessment of the adjustment associated with each qualitative factor.

Our audit procedures related to the allowance loan losses qualitative factors included the following procedures to address the critical audit matter.

●	We substantively tested management’s qualitative factors by evaluating the relevance and reliability of the underlying objective data used to derive the qualitative factors. Based on the underlying data, we evaluated the reasonableness of management’s determination of the resulting adjustment to the historical loss experience.
●	We substantively tested the accuracy of the mathematical application of the qualitative factors to adjust the historical loss experience.
●	We performed analytical review procedures to determine if the overall result was consistent with trends in the loan portfolio and economic conditions.

/s/ Crowe LLP

Crowe LLP

We have served as the Company's auditor since 1998.

Louisville, Kentucky

March 3, 2021

KENTUCKY BANCSHARES, INC.

Paris, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and December 31, 2019

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollar amounts in thousands except per share data)

	12/31/2020	12/31/2019
ASSETS
Cash and due from banks	$38,579	$21,922
Federal funds sold	395	260
Cash and cash equivalents	38,974	22,182
Interest bearing time deposits	2,470	2,375
Securities available for sale	353,494	265,330
Loans held for sale	4,427	2,144
Loans	766,871	744,313
Allowance for loan losses	(9,897)	(8,460)
Net loans	756,974	735,853
Federal Home Loan Bank stock	7,072	7,034
Real estate owned, net	876	2,148
Bank premises and equipment, net	20,375	19,429
Interest receivable	5,227	4,166
Mortgage servicing rights	1,612	1,573
Goodwill	14,001	14,001
Other intangible assets	62	136
Bank owned life insurance	18,713	18,165
Operating lease right of use asset	7,670	8,195
Other assets	7,558	8,059
Total assets	$1,239,505	$1,110,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$313,285	$235,268
Time deposits, $250,000 and over	36,192	43,345
Other interest bearing	629,127	564,040
Total deposits	978,604	842,653
Repurchase agreements	9,129	5,994
Short-term Federal Home Loan Bank advances	10,500	25,000
Long-term Federal Home Loan Bank advances	86,032	91,418
Subordinated debentures	7,217	7,217
Interest payable	775	1,170
Operating lease liability	7,850	8,350
Other liabilities	11,056	9,725
Total liabilities	1,111,163	991,527

Commitments and Contingencies - See Note 19
Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,946,306 and 5,913,922 shares issued and outstanding at December 31, 2020 and December 31, 2019	21,996	21,447
Retained earnings	104,319	96,903
Accumulated other comprehensive income	2,027	913
Total stockholders’ equity	128,342	119,263
Total liabilities and stockholders’ equity	$1,239,505	$1,110,790

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

(in thousands, except per share data)	2020	2019
Interest income
Loans, including fees	$36,456	$37,039
Securities
Taxable	4,976	6,564
Tax exempt	944	1,037
Other	309	892
	42,685	45,532
Interest expense
Deposits	4,319	6,240
Repurchase agreements and other borrowings	25	55
Federal Home Loan Bank advances	2,091	2,183
Note payable	—	117
Subordinated debentures	268	388
	6,703	8,983

Net interest income	35,982	36,549
Provision for loan losses	1,775	1,250
Net interest income after provision for loan losses	34,207	35,299

Other income
Service charges	4,602	5,368
Loan service fee income (expense), net	(374)	140
Trust department income	1,441	1,411
Securities gains (losses), net	345	857
Gain on sale of loans	4,834	1,552
Brokerage income	464	543
Debit card interchange income	3,742	3,470
Income from bank-owned life insurance	668	439
Other	253	459
	15,975	14,239
Other expenses
Salaries and employee benefits	20,897	19,187
Occupancy expense	4,118	4,066
Legal and professional fees	1,345	1,183
Data processing	2,267	2,425
Debit card expenses	1,989	1,996
Advertising and marketing	563	824
Taxes other than payroll, property and income	1,412	1,314
Loss on limited partnership	1,170	635
Other	3,846	3,678
	37,607	35,308

Income before income taxes	12,575	14,230
Provision for income taxes	878	1,077

Net income	$11,697	$13,153

Earnings per share:
Basic	$1.97	$2.21
Diluted	1.97	2.21

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2020	2019
Net income	$11,697	$13,153

Other comprehensive income (loss)

Unrealized gains (losses) on securities arising during the period	3,628	6,357
Reclassification of realized amount	(345)	(857)
Net change in unrealized gain (loss) on securities	3,283	5,500
Less: Tax impact	(828)	(1,155)
Net of tax	2,455	4,345

Unrealized gains (losses) on cashflow hedges arising during the period	(1,955)	46
Reclassification of realized amount	184	—
Net change in unrealized gain (loss) on cash flow hedges	(1,771)	46
Less: Tax impact	430	—
Net of tax	(1,341)	46

Total other comprehensive income	1,114	4,391
		.
Comprehensive income	$12,811	$17,544

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balances, January 1, 2019	5,955,242	$21,170	$89,101	$(3,478)	$106,793

Common stock issued (employee stock grants of 21,856 shares, net of 1,524 shares forfeited, and director stock grants of 2,824 shares)	24,680	295	—	—	295
Stock compensation expense	—	220	—	—	220
Common stock purchased and retired	(66,000)	(238)	(1,306)	—	(1,544)
Other comprehensive loss	—	—	—	4,391	4,391
Net income	—	—	13,153	—	13,153
Dividends declared - $0.68 per share	—	—	(4,045)	—	(4,045)
Balances, December 31, 2019	5,913,922	$21,447	$96,903	$913	$119,263

Common stock issued (employee stock grants of 28,850 shares, net of 590 shares forfeited and 890 shares withheld in lieu of income tax, and director stock grants of 3,834 shares)	32,384	263	—	—	263
Stock compensation expense	—	286	—	—	286
Other comprehensive income	—	—	—	1,114	1,114
Net income	—	—	11,697	—	11,697
Dividends declared - $0.72 per share	—	—	(4,281)	—	(4,281)
Balances, December 31, 2020	5,946,306	$21,996	$104,319	$2,027	$128,342

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

(in thousands)	2020	2019

Cash flows from operating activities
Net income	$11,697	$13,153
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,343	1,206
Amortization (accretion), net	60	(384)
Provision for loan losses	1,775	1,250
Securities amortization, net	1,289	761
Securities (gains) losses, net	(345)	(857)
Net increase in cash surrender value of bank-owned life insurance	(548)	(467)
Originations of loans held for sale	(128,017)	(71,240)
Proceeds from sale of loans	130,568	71,851
Gain on sale of loans	(4,834)	(1,552)
Stock based compensation expense	286	220
Losses (gain) on disposal of fixed assets	—	(12)
Losses (gain) on other real estate	88	(74)
Write-downs of other real estate, net	38	54
Deferred taxes	(699)	(366)
Changes in:
Interest receivable	(1,061)	(16)
Other assets	373	(882)
Interest payable	(395)	277
Other liabilities	(10)	305
Net cash from operating activities	$11,608	$13,227

Cash flows from investing activities
Net change in interest bearing time deposits	(95)	(200)
Purchases of securities, available for sale	(183,070)	(101,829)
Proceeds from sales of securities, available for sale	17,096	79,561
Purchase of Federal Home Loan Bank stock	(38)	—
Purchase of bank-owned life insurance	—	(7,500)
Proceeds from principal payments and maturities of securities	80,148	77,903
Net change in loans	(23,200)	(60,021)
Purchases of bank premises and equipment	(2,289)	(3,291)
Capitalized expenditures for other real estate	—	(135)
Proceeds from sale of other real estate	1,450	267
Proceeds from sale of bank premises and equipment	—	17
Net cash from investing activities	$(109,998)	$(15,228)

Cash flows from financing activities
Net change in deposits	135,951	(7,789)
Net change in repurchase agreements and other borrowings	3,135	(2,083)
Net change in short-term advances from Federal Home Loan Bank	(14,500)	13,400
Long-term FHLB advances	15,000	18,500
Payments on long-term FHLB advances	(20,386)	(15,934)
Payments on note payable	—	(2,718)
Proceeds from issuance of common stock, including options and grants, including tax benefits	263	295
Purchase of common stock	—	(1,544)
Dividends paid	(4,281)	(4,045)
Net cash from financing activities	$115,182	$(1,918)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2020	2019
Net change in cash and cash equivalents	$16,792	$(3,919)

Cash and cash equivalents at beginning of year	22,182	26,101

Cash and cash equivalents at end of year	$38,974	$22,182

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$7,098	$8,706
Income taxes	800	1,450

Supplemental schedules of non-cash investing activities
Real estate acquired through foreclosure	$304	$1,430

In conjunction with the adoption of ASU 2016-02, as detailed in Note 6 of the consolidated financial statements, a net operating lease asset and a related lease liability was recognized at 1/1/2019	—	6,373
Lease liability arising from obtaining right of use asset	—	2,669

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The recent historical actual net losses are the basis for the general reserve for each segment which is then adjusted for qualitative factors as outlined above (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) specifically evaluated at individual segment levels.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income. Servicing fees totaled $630 thousand and $543 thousand for the years ended December 31, 2020 and 2019 and are included in loan service fee income, net in the income statement. Late fees and ancillary fees related to loan servicing are not material.

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

The investment recorded at December 31, 2020 was $3.1 million, compared to $4.2 million at December 31, 2019, and is included with other assets in the balance sheet. During the years ended December 31, 2020 and 2019, the Company recognized amortization expense of $1.2 million and $635 thousand, respectively, which was included within other noninterest expense on the consolidated statements of income.

Leases: Lessees are required to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The Company recorded an operating lease right of use asset of $7.7 million and an operating lease liability of $7.9 million, as of December 31, 2020, as a result of recording operating lease contracts where the Company is lessee.

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

Goodwill and Intangible Assets: Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Management concluded that that the current decline in macroeconomic conditions is a triggering event and performed a goodwill impairment test as of December 31, 2020.

Despite the recent economic downturn associated with the COVID-19 pandemic, management determined no impairment exists to Goodwill as of December 31, 2020.

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

FIL-36-2020 – On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, which was subsequently clarified and revised by an interagency statement issued on April 7, 2020. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020 and has subsequently been amended several times. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. Modifications were executed in the second and third quarters of 2020. The majority of the loan modifications we made for customers involved three to six month forbearance payments which were added to the end of the note. As of December 31, 2020, approved modifications were approximately $130.1 million of loan balances, of which, an approximate $1.7 million was still in deferment as of December 31, 2020. Modifications were $125.3 million as of September 30, 2020 and $115.0 million as of June 30, 2020.

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

ASU 2019-12 Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued this Update as part of its Simplification Initiative. The amendments in this Update affect entities within the scope of Topic 740, Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.

The amendments in this Update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumuluative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis.

These amendments are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is perfmitted. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The reserve requirement was $0 at December 31, 2020 and $4.5 million at December 31, 2019.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the securities at December 31, 2020 and 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
December 31, 2020
U.S. treasury notes	$9,075	$113	$—	$9,188
U.S. government agencies	23,185	144	(31)	23,298
States and political subdivisions	65,665	1,977	(3)	67,639
Mortgage-backed - residential	124,941	1,728	(187)	126,482
Mortgage-backed - commercial	73,573	1,179	(201)	74,551
Asset-backed	51,676	90	(455)	51,311
Other	1,000	25	—	1,025
Total	$349,115	$5,256	$(877)	$353,494

December 31, 2019
U.S. treasury notes	$9,165	$3	$—	$9,168
U.S. government agencies	23,716	60	(41)	23,735
States and political subdivisions	31,950	661	(22)	32,589
Mortgage-backed - residential	113,629	634	(272)	113,991
Mortgage-backed - commercial	50,092	406	(147)	50,351
Asset-backed	35,682	55	(241)	35,496
Total	$264,234	$1,819	$(723)	$265,330

The amortized cost and fair value of securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,191	$5,239
Due after one year through five years	20,130	20,358
Due after five years through ten years	35,646	36,526
Due after ten years	37,958	39,027
	98,925	101,150
Mortgage-backed - residential	124,941	126,482
Mortgage-backed - commercial	73,573	74,551
Asset-backed	51,676	51,311
Total	$349,115	$353,494

Proceeds from sales of securities during 2020 and 2019 were $17.1 million and $79.6 million. Gross gains of $388 thousand and $896 thousand and gross losses of $43 thousand and $39 thousand, were realized on those sales, respectively. The tax provision related to these realized gains and losses was $72 thousand and $180 thousand, respectively.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Securities with an approximate carrying value of $223.6 million and $190.7 million at December 31, 2020 and 2019, were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year end 2020 and 2019 not recognized in income are as follows:

December 31, 2020

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$8,432	$(18)	$851	$(13)	$9,283	$(31)
States and political subdivisions	333	(3)	—	—	333	(3)
Mortgage-backed - residential	32,440	(187)	—	—	32,440	(187)
Mortgage-backed - commercial	19,852	(189)	5,087	(12)	24,939	(201)
Asset-backed	15,948	(236)	22,565	(219)	38,513	(455)
Total temporarily impaired	$77,005	$(633)	$28,503	$(244)	$105,508	$(877)

December 31, 2019

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$6,171	$(18)	$4,396	$(23)	$10,567	$(41)
States and political subdivisions	859	(3)	1,199	(19)	2,058	(22)
Mortgage-backed - residential	32,718	(129)	14,583	(143)	47,301	(272)
Mortgage-backed - commercial	5,760	(25)	10,625	(122)	16,385	(147)
Asset-backed	21,786	(150)	6,962	(91)	28,748	(241)
Total temporarily impaired	$67,294	$(325)	$37,765	$(398)	$105,059	$(723)

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

At December 31, 2020, four U.S. government agency securities have unrealized losses of 0.3% from their amortized cost, eight commercial mortgage backed securities have unrealized losses of 0.8% from their amortized cost basis, fifteen residential mortgage backed securities have unrealized losses of 0.6% from their amortized cost basis, one state and municipal has unrealized losses of 0.8% from its amortized cost basis and seventeen asset-backed securities which has an unrealized loss of 1.2%. Management believes the declines in fair value from these and other securities are largely due to changes in interest rates. The Company believes there is no other-than-temporary impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 4 - LOANS

Loans at year-end were as follows:

	2020	2019
Commercial	$117,425	$86,552
Real estate construction	14,571	32,219
Real estate mortgage:
1-4 family residential	293,136	291,419
Multi-family residential	47,854	48,622
Non-farm & non-residential	218,998	204,908
Agricultural	52,239	57,166
Consumer	22,532	23,122
Other	116	305
Total	$766,871	$744,313

As of December 31, 2020, the Company had outstanding loan balances of $41.4 million for loans made as part of the Paycheck Protection Program (PPP) established under the CARES Act which were included in commercial loans in the table above. The balances were $57.6 million as of September 30, 2020 and $56.8 million as of June 30, 2020. These loans required no allowance for loan losses as of December 31, 2020 because they are fully guaranteed by the SBA. At December 31, 2020, deferred fee income for PPP loans totaled $744 thousand. During 2020, $894 thousand for fees for PPP loans was recognized as income.

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2020 and 2019:

	Beginning				Ending
December 31, 2020	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$920	$(25)	$17	$14	$926
Real estate Construction	551	—	—	(274)	277
Real estate mortgage:
1-4 family residential	2,901	(37)	40	306	3,210
Multi-family residential	807	—	—	83	890
Non-farm & non-residential	1,643	—	5	1,298	2,946
Agricultural	389	—	8	52	449
Consumer	506	(325)	54	290	525
Other	43	(762)	687	76	44
Unallocated	700	—	—	(70)	630
	$8,460	$(1,149)	$811	$1,775	$9,897

	Beginning				Ending
December 31, 2019	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$1,159	$(260)	$21	$—	$920
Real estate Construction	414	—	—	137	551
Real estate mortgage:
1-4 family residential	2,605	(168)	19	445	2,901
Multi-family residential	733	—	15	59	807
Non-farm & non-residential	1,649	(17)	—	11	1,643
Agricultural	420	—	8	(39)	389
Consumer	410	(397)	39	454	506
Other	58	(901)	724	162	43
Unallocated	679	—	—	21	700
	$8,127	$(1,743)	$826	$1,250	$8,460

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $4.1 million and $3.1 million) in loans by portfolio segment and based on impairment method as of December 31, 2020 and December 31, 2019:

	Individually	Collectively
	Evaluated for	Evaluated for
As of December 31, 2020	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$926	$926
Real estate construction	—	277	277
Real estate mortgage:
1-4 family residential	5	3,205	3,210
Multi-family residential	75	815	890
Non-farm & non-residential	900	2,046	2,946
Agricultural	50	399	449
Consumer	—	525	525
Other	—	44	44
Unallocated	—	630	630
	$1,030	$8,867	$9,897
Loans:
Commercial	$—	$117,425	$117,425
Real estate construction	—	14,571	14,571
Real estate mortgage:
1-4 family residential	804	292,332	293,136
Multi-family residential	1,292	46,562	47,854
Non-farm & non-residential	3,654	215,344	218,998
Agricultural	3,759	48,480	52,239
Consumer	—	22,532	22,532
Other	—	116	116
Total	$9,509	$757,362	$766,871

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

	Individually	Collectively
	Evaluated for	Evaluated for
As of December 31, 2019	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$920	$920
Real estate construction	—	551	551
Real estate mortgage:
1-4 family residential	2	2,899	2,901
Multi-family residential	50	757	807
Non-farm & non-residential	—	1,643	1,643
Agricultural	—	389	389
Consumer	—	506	506
Other	—	43	43
Unallocated	—	700	700
	$52	$8,408	$8,460
Loans:
Commercial	$—	$86,552	$86,552
Real estate construction	374	31,845	32,219
Real estate mortgage:
1-4 family residential	202	291,217	291,419
Multi-family residential	1,292	47,330	48,622
Non-farm & non-residential	1,799	203,109	204,908
Agricultural	842	56,324	57,166
Consumer	—	23,122	23,122
Other	—	305	305
Total	$4,509	$739,804	$744,313

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2020:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(in thousands):	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate mortgage:
Non-farm and non-residential	$1,855	$1,855	$—	$928	$44	$44
Agricultural	3,709	3,709	—	2,276	137	137

With an allowance recorded:
Real estate mortgage:
1-4 family residential	$804	$804	$5	$503	$7	$7
Multi-family residential	1,292	1,292	75	1,292	—	—
Non-farm and non-residential	1,799	1,799	900	1,799	—	—
Agricultural	50	50	50	25	—	—
Total	$9,509	$9,509	$1,030	6,823	188	$188

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

Nonaccrual loans secured by real estate make up 98.2% of the total nonaccrual loans.

Loans on non-accrual or more than 89 days past due are not individually evaluated for specific allowances unless certain criteria are met. Further, loans more than 89 days past due maybe be individually evaluated but determined to be not impaired.

The following tables present the recorded investment in nonaccrual loans, loans past due over 89 days still accruing, and troubled debt restructurings by class of loans as of December 31, 2020 and 2019:

		Loans Past Due
		Over 89 Days
		Still	Troubled Debt
As of December 31, 2020	Nonaccrual	Accruing	Restructurings
Commercial	$56	$47	$—
Real estate construction	124	—	—
Real estate mortgage:
1-4 family residential	638	—	—
Multi-family residential	1,292	—	—
Non-farm & non-residential	1,813	—	—
Agricultural	110	—	1,145
Consumer	18	28	—
Total	$4,051	$75	$1,145

		Loans Past Due
		Over 89 Days
		Still	Troubled Debt
As of December 31, 2019	Nonaccrual	Accruing	Restructurings
Real estate construction	$374	$—	$—
Real estate mortgage:
1-4 family residential	845	47	—
Multi-family residential	—	1,292	—
Non-farm & non-residential	1,799	121	—
Agricultural	—	7	—
Consumer	63	32	—
Total	$3,081	$1,499	$—

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The following tables present the aging of the recorded investment in past due and non-accrual loans as of December 31, 2020 and 2019 by class of loans:

December 31, 2020

	30–59	60–89	Greater than		Total
	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$352	$3	$47	$56	$458	$116,967
Real estate construction	—	—	—	124	124	14,447
Real estate mortgage:
1-4 family residential	1,360	859	—	638	2,857	290,279
Multi-family residential	—	—	—	1,292	1,292	46,562
Non-farm & non-residential	194	107	—	1,813	2,114	216,884
Agricultural	203	—	—	110	313	51,926
Consumer	140	42	28	18	228	22,304
Other	—	—	—	—	—	116
Total	$2,249	$1,011	$75	$4,051	$7,386	$759,485

December 31, 2019

	30–59	60–89	Greater than		Total
	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$326	$25	$—	$—	$351	$86,201
Real estate construction	—	—	—	374	374	31,845
Real estate mortgage:
1-4 family residential	2,734	274	47	845	3,900	287,519
Multi-family residential	—	—	1,292	—	1,292	47,330
Non-farm & non-residential	302	19	121	1,799	2,241	202,667
Agricultural	704	—	7	—	711	56,455
Consumer	158	17	32	63	270	22,852
Other	—	—	—	—	—	305
Total	$4,224	$335	$1,499	$3,081	$9,139	$735,174

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

On March 22, 2020, the Interagency Statement was issued by our banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we made modifications in response to COVID-19 impacted borrowers who were not past due and met criteria for modification.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

This ability to exclude COVID-19-related modifications as troubled debt restructurings, which was set to expire on December 31, 2020, was extended under the Consolidated Appropriations Act 2021 to the earlier of 60 days after the national emergency concerning the COVID-19 outbreak terminates, or, January 1, 2022.

The majority of the loan modifications we made for customers involved three to six month forbearance payments which were added to the end of the note. During 2020, approved modifications were approximately $130.1 million of loan balances, of which, an approximate $1.7 million was still in deferment as of December 31, 2020. Modifications were $125.3 million as of September 30, 2020 and $115.0 million as of June 30, 2020.

At December 31, 2020, the Company has one loan totaling $1.1 million classified as a troubled debt restructure. As of December 31, 2020, the Company had no specific allowance for loan loss for this loan and had not committed to lend any additional funds to this loan customer. Modifications to this loan included capitalizing interest and closing costs and modifying the payment schedule from annual principal only payments to interest only. At December 31, 2019, the Company did not have any loans designated as troubled debt restructurings.

For the years ending December 31, 2020 and 2019, no loans modified as troubled debt restructurings defaulted on payment. A loan is considered in default once it is 30 days contractually past due under the modified terms of the agreement.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following tables present the risk category of loans by class of loans, based on the most recent analysis performed, as of December 31, 2020 and 2019:

December 31, 2020

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$113,402	$3,896	$127	$—
Real estate construction	14,447	—	124	—
Real estate mortgage:
1-4 family residential	286,925	2,309	3,902	—
Multi-family residential	45,974	588	1,292	—
Non-farm & non-residential	207,050	8,261	1,888	1,799
Agricultural	45,649	3,288	3,302	—
Total	$713,447	$18,342	$10,635	$1,799

December 31, 2019

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$83,515	$2,785	$252	$—
Real estate construction	30,462	1,363	394	—
Real estate mortgage:
1-4 family residential	283,048	3,435	4,932	4
Multi-family residential	43,193	4,137	1,292	—
Non-farm & non-residential	195,800	7,169	1,939	—
Agricultural	51,352	4,459	1,355	—
Total	$687,370	$23,348	$10,164	$4

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented. Non-performing consumer loans are loans which are greater than 89 days past due or on non-accrual status, and total $46 thousand at December 31, 2020 and $95 thousand at December 31, 2019.

Non-consumer loans with an outstanding balance less than $200 thousand are evaluated similarly to consumer loans. Loan performance is evaluated based on delinquency status. Both are reviewed at least quarterly and credit quality grades are updated as needed.

Certain directors and executive officers of the Company and companies in which they have beneficial ownership were loan customers of the Bank during 2020 and 2019. An analysis of the activity with respect to all director and executive officer loans is as follows:

	2020	2019

Balance, beginning of year	$1,333	$828
New loans	372	138
Effect of change in composition of related parties	—	783
Repayments	(610)	(416)
Balance, end of year	$1,095	$1,333

Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $269.9 million and $227.2 million at

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

December 31, 2020 and 2019. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.2 million and $1.3 million at December 31, 2020 and 2019.

Activity for mortgage servicing rights and the related valuation allowance follows:

	2020	2019
Servicing Rights:
Beginning balance	$1,573	$1,536
Additions	1,043	441
Amortization	(590)	(333)
Change in valuation allowance	(414)	(71)
Ending balance	$1,612	$1,573

Valuation Allowance:
Beginning balance	$110	$39
Additions expensed	420	155
Reductions credited to operations	(6)	(84)
Ending balance	$524	$110

The fair value of servicing rights was $1.9 million at December 31, 2020 and $2.0 million at December 31, 2019. Fair value at year-end 2020 was determined using a discount rate of 12.0%, prepayment speeds ranging from 12.0% to 29.1%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

Fair value at year-end 2019 was determined using a discount rate of 12.0%, prepayment speeds ranging from 8.8% to 19.9%, depending on the stratification of the specific right, and default rates ranging from 0.1% to 0.9%.

The weighted average amortization period is 23.0 years. Estimated amortization expense for each of the next five years is:

2021	$141
2022	126
2023	112
2024	102
2025	96

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2020	2019
Land and buildings	$25,748	$22,780
Furniture and equipment	21,283	20,028
Construction in process	—	1,934
	47,031	44,742
Less accumulated depreciation	(26,656)	(25,313)
	$20,375	$19,429

Depreciation expense was $1.3 million and $1.2 million in 2020 and 2019.

Certain premises, not included in premises and equipment above, are leased under operating leases. Please refer to Note 6 for information pertaining to the Company’s operating leases.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 6 - LEASES

As of December 31, 2020, the Company is obligated under six operating leases, two of which are for building leases and four of which are for land leases, with terms extending through 2078. The Company's lease agreements include options to renew at the Company's discretion. The extensions are reasonably certain to be exercised. The lease agreements with options that we are reasonably certain will be exercised were considered in the calculation of the ROU asset and lease liability.

	Statement of
	Consolidated
	Balance Sheet	12/31/2020	12/31/2019

		(in thousands)
Operating Lease Right of Use Asset:
Gross Carrying Amount		$8,631	$8,857
Accumulated Amortization		(961)	(662)
Net Book Value	Operating lease right of use asset	$7,670	$8,195

Operating Lease Liabilities
Right of use lease obligations	Operating lease liability	$7,850	$8,350

As of December 31, 2020, the weighted-average remaining lease term for operating leases was 34.7 years compared to 35.4 years at December 31, 2019 and the weighted- average discount rate used in the measurement of operating lease liabilities was 4.14%. The Company utilized the FHLB fixed rate advance rate as of December 31, 2018 for the term most closely aligning with the remaining lease term for lease obligations in existence as of December 31, 2018. The Company utilized the FHLB fixed rate advance rate of 4.50% as of April 30, 2019 as a basis for determing the discount rate for one contract which was entered into during April 2019.

	Year Ended
	12/31/2020	12/31/2019

	(in thousands)
Lease Cost:
Operating lease cost	$559	$555
Total lease cost	$559	$555

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$526	$350

Maturity analysis of liabilities under operating leases with terms longer than 12 months, are as follows at December 31, 2020:

(in thousands)
Twelve months ended December 31,
2021	$521
2022	527
2023	531
2024	545
2025	509
Thereafter	18,339
Total undiscounted lease payments	$20,972
Amounts representing interest	(13,122)
Lease liability	$7,850

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

	2020	2019
Beginning of year	$14,001	$14,001
Impairment	—	—
End of year	$14,001	$14,001

Goodwill is not amortized but instead evaluated periodically for impairment.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2020, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded it carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

.

Acquired intangible assets were as follows at year-end:

	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$800	$738	$800	$664

Aggregate amortization expense was $74 thousand and $102 thousand 2020 and 2019.

Estimated amortization expense for each of the next five years:

2021	$45
2022	17
2023	—
2024	—
2025	—

NOTE 8 - DEPOSITS

Time deposits of $250 thousand or more were $36.2 million and $43.3 million at year-end 2020 and 2019, respectively.

At December 31, 2020, the scheduled maturities of time deposits for the next five years are as follows:

2021	$132,510
2022	21,479
2023	7,675
2024	5,693
2025	3,749

Certain directors and executive officers of the Company and companies in whom they have beneficial ownership are deposit customers of the Bank. These deposits totaled approximately $2.5 million and $2.8 million at December 31, 2020 and 2019.

NOTE 9 - REPURCHASE AGREEMENTS

Repurchase agreements are secured by U.S. Government agency securities with a total carrying amount of $14.7 million and $12.1 million at December 31, 2020 and 2019.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Repurchase agreements range in maturities from 1 day to 5 months. The securities underlying the agreements are maintained in a third-party custodian’s account under a written custodial agreement. Information concerning repurchase agreements for 2020 and 2019 is summarized as follows:

	2020	2019
Average daily balance during the year	$6,773	$6,996
Average interest rate during the year	0.36%	0.53%
Maximum month-end balance during the year	$10,924	$8,947
Weighted average interest rate at year end	0.26%	0.50%

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2020	2019
Short-Term Advances
Maturities in February 2021, fixed rates from 0.24% to 0.65% with a weighted-average rate of 0.44% as of 12/31/20 and 1.80% as of 12/31/19	$10,500	$25,000
Long-Term Advances
Maturities range from June 2021 through November 2028, fixed rates from 0.79% to 5.37%, with a weighted-average rate of 1.99% as of 12/31/20 and 2.13% as of 12/31/19	86,032	91,418

Advances are paid either on a monthly basis or at maturity. All advances require a prepayment penalty, and are secured by the Federal Home Loan Bank stock and substantially all 1-4 family first-mortgage residential, multi-family and farm real estate loans under a blanket lien arrangement at December 31, 2020 and 2019. Based on this collateral and the Company’s holding of Federal Home Loan Bank stock, the Company is eligible to borrow up to an additional $110.1 million at December 31, 2020.

Scheduled principal payments due on advances during the years subsequent to December 31, 2020 are as follows:

2021	$29,743
2022	23,493
2023	19,438
2024	18,792
2025	2,630
Thereafter	2,436
$96,532

NOTE 11 - SUBORDINATED DEBENTURES

In August 2003, the Company formed Kentucky Bancshares, Statutory Trust I (“Trust”). The Trust issued $217 thousand of common securities to the Company and $7 million of trust preferred securities as part of a pooled offering of such securities. The Company issued $7.2 million subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust. The debentures paid interest quarterly at 7.06% for the first 5 years. Starting September 2008, the rate converted to three-month LIBOR plus 3.00% adjusted quarterly, which was 3.23% at year-end 2020. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

NOTE 12 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income. The consolidated statements of income include all categories of noninterest income. The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Year Ended
	12/31/2020	12/31/2019
Service charges	$4,602	$5,368
Trust department income	1,441	1,411
Brokerage income	464	543
Debit card interchange income	3,742	3,470
Total	$10,249	$10,792

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

NOTE 13 - INCOME TAXES

Income tax expense was as follows:

	2020	2019

Current Expense
Federal	$1,147	$1,443

Deferred Expense
Federal	(303)	240
State	34	(606)
	$878	$1,077

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Year-end deferred tax assets and liabilities were due to the following.

	2020	2019
Deferred tax assets
Allowance for loan losses	$2,488	$2,129
Other real estate owned	50	35
Nonaccrual loan interest	17	19
Accrued expenses	221	197
Acquisition market value adjustments	—	9
Low income housing investments	329	212
Unearned income	57	105
Net operating loss	428	407
Derivative from cash flow hedge	431	—
Operating lease liability	1,959	2,083
Other	325	76
	6,305	5,272
Deferred tax liabilities
Bank premises and equipment	(1,048)	(619)
FHLB stock	(960)	(960)
Prepaid expenses	(518)	(495)
Mortgage servicing rights	(402)	(383)
Core deposit intangibles	(15)	(31)
Unrealized gain on securities	(1,093)	(265)
Operating lease right of use asset	(1,959)	(2,083)
Other	(17)	(10)
	(6,012)	(4,846)

Valuation Allowance	—	(5)

Net Deferred Tax Asset	$293	$421

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

	2020	2019
U. S. federal income tax rate	21.0%	21.0%
Changes from the statutory rate
State deferred tax benefit	0.3	(4.3)
Tax-exempt interest income	(4.3)	(3.3)
Tax-exempt BOLI income	(0.9)	(0.7)
Historic and low income tax credits	(7.1)	(3.9)
Insurance captive	(1.5)	(1.1)
Non-deductible interest expense related to carrying tax-exempt investments	0.2	0.2
Other	(0.7)	(0.3)
	7.0%	7.6%

Federal income tax laws provided the First Federal Savings Bank, acquired by the Company in 2003, with additional bad debt deductions through 1987, totaling $1.3 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total a $323 thousand liability at December 31, 2020. The Company’s acquisition of First Federal Savings Bank did not require the recapture of the bad debt reserve. However, if Kentucky Bank was liquidated or otherwise ceased to be a bank, or if tax laws were to change, the $323 thousand would be recorded as expense.

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

As a result of these tax law changes, the Company had a deferred tax asset of $607 thousand as of December 31, 2020. Most of the benefit of recording the deferred tax asset was recorded during 2019 as a reduction to income tax expense.

Unrecognized Tax Benefits

The Company does not have any unrecognized tax benefit. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2020 and 2019.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a corporate income tax return in the state of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2017.

NOTE 14 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2020	2019
Basic and Diluted Earnings Per Share
Net income	$11,697	$13,153
Weighted average common shares outstanding	5,942	5,953
Basic and diluted earnings per share	$1.97	$2.21

Restricted stock grants for 2020 and 2019 were excluded in shares outstanding for purposes of computing basic and diluted earnings per share and were anti-dilutive.

NOTE 15 - RETIREMENT PLAN

The Company has a qualified profit sharing plan which covers substantially all employees and includes a 401(k) provision. Profit sharing contributions, excluding the 401(k) provision, are at the discretion of the Company’s Board of Directors. Expense recognized in connection with the plan was $970 thousand and $899 thousand in 2020 and 2019.

NOTE 16 - STOCK BASED COMPENSATION

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $286 thousand and $220 thousand for 2020 and 2019.

2005 Restricted Stock Grant Plan

Under the Company’s expired 2005 Restricted Stock Grant Plan, total shares issuable under the plan were 100,000. There were no shares issued during 2020 and 2019. There were 0 shares forfeited during 2020 and 90 shares forfeited during 2019. The plan is now expired and no additional restricted stock share awards will be issued.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date	Fair Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2020	1,580	$21,606	$13.67
Vested	(1,580)	(21,606)	13.67
Nonvested at December 31, 2020	—	$—	$—

As of December 31, 2020, there was no unrecognized compensation cost related to nonvested shares granted under the 2005 Restricted Stock Grant Plan due to their being no nonvested shares outstanding.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options, restricted stock share awards and other share based awards. Total shares issuable under the plan are 300,000. There were 0 shares issued during 2020 and 23,380 shares issued during 2019. There were 300 shares forfeited during 2020 and 1,434 shares forfeited during 2019. The plan is now expired and no additional restricted stock share awards will be issued from the 2009 Stock Award Plan.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2020	38,482	$825,935	$21.46
Vested	(14,995)	(318,074)	21.21
Forfeited	(300)	(6,410)	21.37
Nonvested at December 31, 2020	23,187	$501,451	$21.63

As of December 31, 2020, there was $280 thousand unrecognized compensation cost related to nonvested shares granted under the 2009 Stock Award Plan.  The cost is expected to be recognized over a weighted-average period of 2.6 years.  The total grant-date fair value of shares vested during the years ended December 31, 2020 and 2019 was $318 thousand and $176 thousand.

2019 Stock Award Plan

On May 21, 2019, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan are 300,000. There were 30,030 shares issued during 2020 and 0 shares were issued during 2019. There were 290 shares forfeited 2020 and 0 shares forfeited in 2019.

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2020	—	$—	$—
Granted	30,030	693,993	23.11
Vested	(2,410)	(55,695)	23.11
Forfeited	(290)	(6,702)	23.11
Nonvested at December 31, 2020	27,330	$631,596	$23.11

As of December 31, 2020, there was $399 thousand unrecognized compensation cost related to nonvested shares granted under the 2019 Stock Award Plan.  The cost is expected to be recognized over a weighted-average period of 4.2 years.  The total grant-date fair value of shares vested during the years ended December 31, 2020 and 2019 was $56 thousand and $0.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 17 - LIMITATION ON BANK DIVIDENDS

The Company’s principal source of funds is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years. During 2020 the Bank could, without prior approval, declare dividends on any 2021 net profits retained to the date of the dividend declaration plus $9.6 million.

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

Assets and Liabilities Measured on a Recurring Basis

Available for sale investment securities,equity securities and derivatives which are in included in other assets on the Company’s balance sheet,are the Company’s only balance sheet item that meet the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures are as follows in the tables below.

	Fair Value Measurements at December 31, 2020 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
U.S. treasury notes	$9,188	$—	$9,188	$—
U. S. government agencies	23,298	—	23,298	—
States and political subdivisions	67,639	—	67,639	—
Mortgage-backed - residential	126,482	—	126,482	—
Mortgage-backed-commercial	74,551	—	74,551	—
Asset-backed	51,311	—	51,311	—
Other	1,025		1,025
Derivatives	501	—	501	—
Equity Securities	298	298	—	—
Total	$354,293	$298	$353,995	$—

Financial Liabilities
Derivatives	$2,350	$—	$2,350	$—

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

	Fair Value Measurements at December 31, 2019 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$9,168	$—	$9,168	$—
U. S. government agencies	23,735	—	23,735	—
States and political subdivisions	32,589	—	32,589	—
Mortgage-backed - residential	113,991	—	113,991	—
Mortgage-backed - commercial	50,351	—	50,351	—
Asset-backed	35,496	—	35,496	—
Derivatives	48		48
Equity Securities	292	292	—	—
Total	$265,670	$292	$265,378	$—

Financial Liabilities
Derivatives	$164	$—	$164	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2020 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real estate mortgage:
1-4 family residential	$799	$—	$—	$799
Multi-family residential	1,217	—	—	1,217
Non-farm residential	899	—	—	899
Agricultural	694	—	—	694
Other real estate owned, net:
Real estate mortgage:
1-4 family residential	73	—	—	73
Commercial	145	—	—	145
Agricultural	233	—	—	233
Mortgage servicing rights	1,459	—	—	1,459

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

Impaired loans measured for impairment using the fair value of the collateral had a net carrying amount of $3.6million, with a valuation allowance of $1.0million at December 31, 2020. During 2020, four new loans became impaired resulting in an additional provision for loan losses of $955 thousand. The total allowance for specific impaired loans increased $978 thousand for the year ending December 31, 2020. There was one loan with an outstanding balance of $1.8 million and classified as non-farm and non-residential as of December 31, 2020, for which a specific valuation allowance of $900 thousand was deemed necessary as of December 31, 2020.

At December 31, 2019, impaired loans measured for impairment using the fair value of the collateral had a net carrying amount of $1.4million, with a valuation allowance of $52 thousand. During 2019, two new loans became impaired resulting in an additional provision for loan losses of $50 thousand. The total allowance for specific impaired loans decreased $149 thousand for the year ending December 31, 2019.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $451 thousand, which is made up of the outstanding balance of $928 thousand, net of a valuation allowance of $477 thousand at December 31, 2020. Fair value adjustments of other real estate were a net write-down of $32 thousand for the year ended December 31, 2020. At December 31, 2019, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $519 thousand, which was made up of the outstanding balance of $980 thousand, net of a valuation allowance of $461 thousand at December 31, 2019. Fair value adjustments of other real estate were a net write-down of $54 thousand for the year ended December 31, 2019.

Certain impaired loan servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $1.5 million, which is made up of the outstanding balance of $2.0 million, net of a valuation allowance of $524 thousand at December 31, 2020. Fair value adjustments for the loan servicing were net write-downs of $414 thousand for the year ended December 31, 2020. At December 31, 2019, impaired loan servicing rights were carried at their fair value of $1.1 million, which was made up of the outstanding balance of $1.2 million, net of a valuation allowance of $110 thousand at December 31, 2019. Fair value adjustments were net write-downs of $71 thousand for the year ended December 31, 2019.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020 and 2019:

				Range
December 31, 2020	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate mortgage:
1-4 family residential	$799	sales comparison	adjustment for differences between the comparable sales	15%-15%	(15%)
Multi-family residential	1,217	income approach	capitalization rate	7% - 7%	(7)%
Non-farm residential	899	sales comparison	adjustment for differences between the comparable sales	50% -50%	(50)%
Agricultural	694	sales comparison	adjustment for differences between the comparable sales	100% - 100%	(100)%
Other real estate owned:
Real estate mortgage:
1-4 family residential	73	sales comparison	adjustment for differences between the comparable sales	23% - 27%	(30)%
Commercial	145	sales comparison	adjustment for differences between the comparable sales	15%-15%	(15%)
Agricultural	233	sales comparison	adjustment for differences between the comparable sales	0% - 26%	(14)%
Mortgage servicing rights	1,459	discounted cash flow	constant prepayment rates	12% - 29%	(19)%

				Range
December 31, 2019	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate mortgage:
1-4 family residential	$200	sales comparison	adjustment for differences between the comparable sales	(1)% - 21%	(1)%
Multi-family residential	1,242	income approach	capitalization rate	7% - 7%	(7)%
Other real estate owned:
Real estate mortgage:
1-4 family residential	40	sales comparison	adjustment for differences between the comparable sales	(4%) - 11%	(29%)
Commercial	246	sales comparison	capitalization rate	(6%) - 8%	(62)%
Agriculturual	233	sales comparison	adjustment for differences between the comparable sales	0% - 26%	(14)%
Mortgage servicing rights	1,107	discounted cash flow	constant prepayment rates	9% - 20%	(12)%

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2020 and December 31, 2019 are as follows:

December 31, 2020:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$38,974	$38,974	$—	$—	$38,974
Interest bearing time deposits	2,470	2,470	—	—	2,470
Securities available for sale	353,494	—	353,494	—	353,494
Loans held for sale	4,427	—	4,532	—	4,532
Net Loans	756,974	—	—	763,914	763,914
Federal Home Loan Bank stock	7,072	—	—	—	N/A
Interest receivable	5,227	—	1,057	4,170	5,227
Derivative and financial instruments	501	—	501	—	501
Equity securities	298	298	—	—	298

Financial liabilities
Total deposits	$978,604	$807,383	$171,892	$—	$979,275
Repurchase agreements	9,129	—	9,129	—	9,129
Short-term Federal Home Loan Bank advances	10,500	—	10,500	—	10,500
Long-term Federal Home Loan Bank advances	86,032	—	88,332	—	88,332
Subordinated debentures	7,217	—	—	7,214	7,214
Interest payable	775	—	765	10	775
Derivative and financial instruments	2,350	—	2,350	—	2,350

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

December 31, 2019:

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$22,182	$22,182	$—	$—	$22,182
Interest bearing time deposits	2,375	2,375	—	—	2,375
Securities available for sale	265,330	—	265,330	—	265,330
Loans held for sale	2,144	—	2,171	—	2,171
Net Loans	735,853	—	—	735,060	735,060
Federal Home Loan Bank stock	7,034	—	—	—	N/A
Interest receivable	4,166	—	1,035	3,131	4,166
Derivatives	48	—	94	—	94
Equity securities	292	292	—	—	292

Financial liabilities
Total deposits	$842,653	$630,948	$210,892	$—	$841,840
Repurchase agreements	5,994	—	5,993	—	5,993
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Long-term Federal Home Loan Bank advances	91,418	—	91,397	—	91,397
Subordinated debentures	7,217	—	—	7,213	7,213
Interest payable	1,170	—	1,156	14	1,170
Derivatives and financial instruments	164	—	164	—	164

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

Financial instruments with off-balance sheet risk were as follows at year-end:

	12/31/2020		12/31/2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$—	$146,200	$—	$117,265
Commitments to make loans	25,052	17,782	1,810	26,933
Letters of credit	—	402	—	461

Unused lines of credit are substantially all at variable rates. Commitments to make loans are generally made for a period of 60 days or less and are originated at current market rates ranging from 1.88% to 5.25% with maturities ranging up to 30 years.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 20 - CAPITAL REQUIREMENTS

In August 2018, the Federal Reserve Board issued an interim final ruling that holding companies with assets less than $3 billion are not subject to minimum capital requirements. As a result, only Bank capital data and capital ratios are presented as of December 31, 2020 and December 31, 2019.

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

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (CBLR framework), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020 and was elected by the Bank as of December 31, 2020. In April 2020, the federal banking agencies issued an interim final rule that makes temporary changes to the CBLR framework, pursuant to section 4012 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, and a second interim final rule that provides a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules the community bank leverage ratio minimum requirement is 8% as of December 31, 2020, 8.5% for calendar year 2021, and 9% for calendar year 2022 and beyond. The interim rules allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the bank maintains a leverage ratio of 7% as of December 31, 2020, 7.5% for calendar year 2021, and 8% for calendar year 2022 and beyond.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2020, both the Company and Bank were qualifying community banking organizations as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

The Bank’s actual amounts and ratios, exclusive of the capital conservation buffer for 2019, are presented below as of December 31, 2020 and December 31, 2019:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
December 31, 2020
Bank Only
Tier I Capital (to Average Assets)	$107,805	9.0	$96,258	8.0	$96,258	8.0

December 31, 2019
Bank Only
Total Capital (to Risk-Weighted Assets)	$111,294	14.7%	$60,584	8.0%	$75,731	10.0%
Tier I Capital (to Risk-Weighted Assets)	102,759	13.6	45,438	6.0	60,584	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	102,759	13.6	34,079	4.5	49,225	6.5
Tier I Capital (to Average Assets)	102,759	9.3	44,164	4.0	55,206	5.0

NOTE 21 – DERIVATIVES AND FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, the Company uses derivative instruments, including interest rate swaps.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.

Cash Flow Hedges: Interest rate swaps with notional amounts totaling $23 million and $10 million as of December 31, 2020 and 2019, were designated as cash flow hedges of certain rolling three month term FHLB advances and/or brokered deposits and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. The carrying value of the cash flow hedge liability was $1.725 million and an asset of $46 thousand as of December 31, 2020 and 2019 and included in other assets or other liabilities on the Company’s Consolidated Balance Sheet. Changes in the value of cash flow hedges resulted in a reduction of other comprehensive income, net of tax, of $1.3 million and an increase of $46 thousand for the years ended December 31, 2020 and 2019. Changes in the value of cash flow hedges had no impact on the Company’s income statement as of December 31, 2020 or 2019.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $7 million and $7 million as of December 31, 2020 and 2019, were designated as fair value last of layer hedges of certain fixed rate prepayable loans. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. The carrying value of the fair value hedge was a $626 thousand asset and a $169 thousand liability as of December 31, 2020 and 2019 and was included in loan balances on the Company’s balance sheet. Changes in the value of fair value hedges had an immaterial impact on the Company's income statement as of December 31, 2020 and 2019.

Derivatives Not Designated as Hedges: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in net gains on the sales of loans. The notional amounts of these transactions as of December 31, 2020 and 2019 were $24.2 million and $7.4 million. The carrying value of the fair value asset was $501 thousand and $48 thousand as of December 31, 2020 and 2019 and was included in other assets on the Company’s balance sheet.``````````````````````````````````````

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

As of December 31,

	2020	2019

	(In Thousands)
ASSETS
Cash on deposit with subsidiaries	$8,804	$6,048
Investment in subsidiaries	126,125	119,804
Other assets	640	642
Total assets	$135,569	$126,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Subordinated debentures	$7,217	$7,217
Other Liabilities	10	14
Stockholders’ equity
Preferred stock	—	—
Common stock	21,996	21,447
Retained earnings	104,319	96,903
Accumulated other comprehensive income	2,027	913
Total liabilities and stockholders’ equity	$135,569	$126,494

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Condensed Statements of Income and Comprehensive Income

Years Ended December 31,

	2020	2019

	(In Thousands)
Income
Dividends from subsidiary	$7,425	$8,140
Securities gains (losses), net	—	—
Total income	7,425	8,140

Expenses
Interest expense	268	505
Other expenses	372	291
Total expenses	640	796

Income before income taxes and equity in undistributed income of subsidiary	6,785	7,344

Applicable income tax benefits	165	569

Income before equity in undistributed income of subsidiary	6,950	7,913

Equity in undistributed income of subsidiaries	4,747	5,240

Net income	$11,697	$13,153

Comprehensive income (loss)	$12,811	$17,544

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

Years Ended December 31,

	2020	2019

	(In Thousands)
Cash flows from operating activities
Net income	$11,697	$13,153
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiary	(4,747)	(5,240)
Change in other assets	2	(414)
Change in other liabilities	(4)	(2)
Net cash from operating activities	6,948	7,497

Cash flows from financing activities
Payments on note payable	—	(2,718)
Dividends paid	(4,281)	(4,045)
Proceeds from issuance of common stock	89	65
Purchase of common stock	—	(1,544)
Net cash from financing activities	(4,192)	(8,242)

Net change in cash	2,756	(745)

Cash at beginning of year	6,048	6,793

Cash at end of year	$8,804	$6,048

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted
2020
First quarter	$11,135	$8,992	$1,751	$0.30	$0.30
Second quarter	10,878	9,082	3,073	0.51	0.51
Third quarter	10,184	8,709	3,352	0.57	0.57
Fourth quarter	10,488	9,199	3,521	0.59	0.59

2019
First quarter	$11,179	$8,939	$2,811	$0.47	$0.47
Second quarter	11,360	9,059	3,237	0.54	0.54
Third quarter	11,512	9,310	3,616	0.61	0.61
Fourth quarter	11,481	9,241	3,489	0.59	0.59

NOTE 24 – SUBSEQUENT EVENTS

Announcement of Merger between Kentucky Bank and Stock Yards Bancorp

On January 27, 2021, the Company and Stock Yards Bancorp announced the execution of an Agreement and Plan of Merger (the “merger agreement”), providing for the merger of the Company and Stock Yards, subject to the terms and conditions set forth therein.  Under the terms of the merger agreement, which was unanimously approved by the Boards of Directors of both companies, the Company’s shareholders will receive 0.64 shares of Stock Yards common stock and cash of $4.75 for each share of Kentucky Bank common stock they own.  The transaction is expected to close in the second quarter of 2021 subject to customary closing conditions, including receipt of all applicable regulatory approvals and shareholder approval of Kentucky Bancshares.

Unaudited

The combined company will operate under the Stock Yards Bancorp name and will trade under the Stock Yards ticker symbol SYBT on the Nasdaq stock market.  The company will be headquartered in Louisville, Kentucky. Stock Yards Bancorp is a bank holding company headquartered in Louisville, Kentucky.  Stock Yards’ bank subsidiary Stock Yards Bank & Trust operates 44 banking locations in Kentucky, Indiana and Ohio.  Stock Yards reported total assets of $4.6 billion, total loans of $3.5 billion and total deposits of $4.0 billion as of December 31, 2020.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Kentucky Bancshares’ management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2020, an evaluation was carried out by Kentucky Bancshares’ management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2020 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Kentucky Bancshares’ internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Kentucky Bancshares internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL

We, as management of Kentucky Bancshares, Inc. and its subsidiaries, are responsible for establishing and maintaining adequate internal control over financial reporting.  Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that Kentucky Bancshares’ internal control over financial reporting is effective as of December 31, 2020.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Set forth below is information about our executive officers who do not serve as Directors, including their business experience for at least the past five years and their ages as of February 28, 2021.

Name	Age	Position with the Company

James B. Braden	42	Executive Vice President, Chief Operations
		Officer. Previously Chief Administration Officer from 2013 to 2017 and Director of Risk Management
		from 2010 to 2012. Also, previously a Senior Manager
		at a national public accounting firm serving
		financial institutions.

Brenda S. Bragonier	64	Senior Vice President, Director of Marketing
		since 1999.

Carol Caskey	63	Senior Vice President, Director of Human Resources
		since 2011. Previously an Associate Relations
		Consultant at a national health insurance
		carrier.

Gregory J. Dawson	60	Senior Vice President, Chief Financial Officer
		since 1989.

Shane Foley	44	Excecutive Vice President, Director of Retail Banking. Previously Vice President of Mortgage Lending from 2004 -2007 and Vice President of Commercial Lending from 2007-2019.

Norman J. Fryman	71	Executive Vice President, Chief Credit Officer
		since 2010. Director of Sales and Service
		from 2004 to 2009.

Christopher Gorley	51	Senior Vice President, Director of Operations
		since 2013. Previously a Vice President and
		Chief Operations Officer with a community bank.

Director Compensation.

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. Additionally, each director of the Company is also a director of Kentucky Bank, our operating subsidiary. In setting director compensation, we consider the significant amount of time directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company to be an effective member of the Board.

The form and amount of director compensation is reviewed by the Compensation Committee, which makes recommendations to the full Board.

Cash Compensation. Each Director receives an annual fee of $18,000 ($12,000 to be paid in stock-see below) and a fee of $800 for attending each Kentucky Bank board meeting, including $800 for one paid absence per year. The

Chairman of the Board receives an additional $7,000 retainer per year. The Audit Committee Chair receives an additional annual fee of $7,500 and the Compensation Committee Chair receives an additional annual fee of $5,000. Each other Committee Chair receives an additional annual fee of $2,500. Audit Committee members receive $700 for each committee meeting.

Non-employee Directors receive a fee of $250 for attending each Loan Committee meeting of Kentucky Bank and a fee of $500 for all other committee meetings (excluding Audit Committee meetings) of the Company and of Kentucky Bank that he or she attends (for which he or she is a member).

Equity-Based Compensation. Prior to July 2015, non-employee Directors received equity-based compensation in the form of restricted stock under our 2009 Stock Award Plan following each year in which Kentucky Bank had a return on assets of one percent (1%) or greater. Twenty percent of each grant vests annually on the anniversary date of the grant (assuming the recipient is still a director). Vesting expires 90 days after termination of directorship and one (1) year after death, disability or retirement. Upon a change of control, any restriction period will expire immediately and the director will hold the restricted stock free of any restrictions. In 2020, no shares were granted under this formula.

Non-employee Directors receive equity-based compensation in the form of stock under our 2019 Stock Award Plan equivalent to approximately $12,000 for part of their annual retainer. For service on the board in 2020, we granted 580 shares of stock to each of our Directors, except Mr. Prichard.

2020 Director Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our non-employee Directors and Mr. Caudill (employee) during 2020. The compensation of Mr. Prichard is reflected in the Summary Compensation Table under Executive Compensation.

	Fees Earned
	or Paid	Stock	Option	All Other
Name of Director	in Cash (1)	Awards (2)	Awards	Compensation (3)	Total

Shannon B. Arvin	$19,000	$10,011	—	$—	$29,011
B. Proctor Caudill, Jr.	30,050	10,011	—	—	$40,061
Henry Hinkle	26,850	10,011	—	—	36,861
Mary McDowell Hoskins	21,050	10,011	—	—	31,061
Ted McClain	25,850	10,011	—	—	35,861
Jack W. Omohundro	32,500	10,011	—	—	42,511
Edwin S. Saunier	40,950	10,011	—	—	50,961
Robert G. Thompson	41,500	10,011	—	—	51,511
Woodford Van Meter	24,500	10,011	—	6,000	40,511

(1)	Includes fees paid for serving as a director of Kentucky Bank and attending committee meetings of Kentucky Bank of which he or she is a committee member.

(2)	The amounts under this column represent the aggregate grant date fair value of the shares of our common stock that we granted each Director as partial payment for their director fees computed in accordance with FASB ASC Topic 718. The aggregate number of shares granted to each of director, except Mr. Prichard, in 2020 is as follow: Mmes. Arvin and Hoskins, and Messrs. Caudill, Hinkle, McClain, Omohundro, Saunier, Thompson, and Van Meter - 426 each.

(3)	As described in “Transactions with Related Persons,” Mr. McClain is a partial owner of The Hopewell Company, Inc., which in 2020 received $393,149 from the Company. The amounts attributed to premium payments are directly passed through to insurance companies that issued the insurance policies we bought. The amount retained by the company for services was less than $200,000. Because these fees are not paid directly to Mr. McClain, we have not included them in the table. The amount paid to Mr. Van Meter reflects the amount we paid him for parking lot rent.

Directors.

Classified Board. Under our Amended and Restated Articles of Incorporation, our Board of Directors consists of three different classes (Class I, Class II, and Class III) as nearly equal in number as the then total number of directors constituting the Board permits.

Term; Vacancies. The directors in each class serve for a term of three years, and one class is elected annually. Any vacancies that occur after the directors are elected may be filled by the Board of Directors in accordance with law for the remainder of the full term of the vacant directorship.

Independence of Directors. In accordance with rules of NASDAQ, all of the nominees for director, and all continuing directors listed below, fully meet the NASDAQ definition of “independent” except for Mrs. Arvin, and Messrs. Caudill and Prichard (see discussion below under “Corporate Governance – Board and Committee Independence”).

Director Qualifications. Our Board of Directors currently consists of ten members who are well-qualified to serve on our board and represent our shareholders’ best interests. The Company does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints. Our directors are selected with a view of establishing a board of directors that meet the criteria for qualified candidates that is set forth above under the caption “Corporate Governance – General Director Qualifications.” We believe that each of the directors bring these qualifications to our Board of Directors. Our directors provide our Board with a diverse complement of specific business skills, experience and perspectives, including: extensive financial and accounting expertise, knowledge of the commercial banking industry, experience with companies that serve the same communities that our various bank subsidiaries serve, and extensive operational and strategic planning experience. The following describes the key qualifications, business skills, experience, and perspectives that each of our directors brings to the Board of Directors, in addition to the general director qualifications under “Corporate Governance – General Director Qualifications” and information included in the biographical summaries provided below for each director. We believe that each individual’s skills and perspectives strengthen our Board’s collective qualifications, skills and experience.

Name	Qualifications
Shannon B. Arvin

Extensive executive management and financial experience as a former member attorney of a law practice and current president and CEO of an internationally known Thoroughbred racecourse and auction house; extensive knowledge of local communities including service on numerous local boards of various civic and professional organizations.

B. Proctor Caudill, Jr.

Extensive banking career beginning in 1973; significant executive management experience in banking industry; knowledge of local communities including service on numerous local boards of various civic and professional organizations; in-depth knowledge of the Company’s business, strategy and management team.

Henry Hinkle

Extensive executive management and financial experience as owner and president of a paving and construction company; extensive knowledge of local communities including service on numerous local boards of various civic and professional organizations; in-depth knowledge of the Company’s business, strategy and management team from serving as a director of Kentucky Bank since 1989.

Mary McDowell Hoskins

Extensive executive management and financial experience as president of an architect and engineer business; extensive knowledge of local communities including service on numerous local boards of various civic and professional organizations.

Ted McClain	Extensive risk management, financial and operations skills and general business experience through ownership of an insurance company.
Jack W. Omohundro

Extensive financial, operational and general business skills as a Certified Public Accountant (CPA), MBA and degree in accounting; extensive knowledge of local communities including service on numerous local boards of various civic and professional organizations.

Louis Prichard

Extensive banking career beginning in 1977; significant executive management experience in banking industry; knowledge of local communities including service on numerous local boards of various civic and professional organizations; in-depth knowledge of the Company’s business, strategy and management team.

Edwin S. Saunier

Extensive executive management and financial experience as owner and president of a moving and storage business; degree in accounting; extensive knowledge of local communities including service on numerous local boards of various civic and professional organizations.

Robert G. Thompson

Extensive management, financial, operational and general business skills as a business entrepreneur in the farming and thoroughbred industry; extensive knowledge of local communities including service on numerous local boards of various civic and professional organizations; in-depth knowledge of the Company’s business, strategy and management team from serving as a director of Kentucky Bank since 1991.

Woodford Van Meter

Comprehensive business management experience as a managing physician of an ophthalmology practice; extensive analytical and planning skills as a Professor of Ophthalmology for a medical school; in-depth knowledge of the Company’s business, strategy and management team.

Name of Director	Age	Principal Occupations, Other Public Directorships and Positions with the Company (1)	Year First Elected a Director

		Class I
		Directors Whose Terms Expire 2021

Shannon B. Arvin	46	President and CEO of Keeneland Association, Inc., Director of Kentucky Bank since 2020.	2020

Ted McClain	69	Insurance agent and partial owner of The Hopewell Company, Inc. Director of Kentucky Bank since 2002.	2003

Edwin S. Saunier	63	President of Saunier North American, Inc., a moving and storage company. Director of Kentucky Bank since 2007.	2007

		Class II
		Directors Whose Terms Expire 2022

B. Proctor Caudill, Jr.	71	Special Projects Manager of the Company since 2006. President and CEO of Peoples Bancorp of Sandy Hook, Inc. from 1981 to 2006 and President from 1999 to 2006. CEO of Peoples Bank, (Sandy Hook, Kentucky) from 1981 to 2006.	2006

Louis Prichard	67	President and CEO of the Company and Kentucky Bank since 2004. President and Chief Operating Officer of the Company and Kentucky Bank from 2003 to 2004. Director of Kentucky Bank since 2003.	2003

Woodford Van Meter	67	Ophthalmologist. Director of Kentucky Bank since 2004.	2004

		Class III
		Directors Whose Terms Expire in 2023

Henry Hinkle	69	CEO/Treasurer of Hinkle Holding Company, LLC. Director of Kentucky Bank since 1989.	1989

Mary McDowell Hoskins	41	President of Gray Architects & Engineers, PSC, Director of Kentucky Bank since 2019.	2019

Jack W. Omohundro	38	Secretary/Treasurer of The Allen Company. Director of Kentucky Bank since 2016.	2016

Robert G. Thompson	71	Farmer and thoroughbred horse breeder. Director of Kentucky Bank since 1991.	1991

(1)	Kentucky Bank is our operating subsidiary. We acquired Peoples Bancorp of Sandy Hook Inc. and Peoples Bank, (Sandy Hook, Kentucky) in 2006.

None of the nominees or continuing directors is a director of any company with a class of securities registered with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act, or any company registered as an investment company under the Investment Company Act of 1940.

Corporate Governance.

Code of Ethics. Ethical business conduct is a shared value of our Board of Directors, management and employees. Our Code of Ethics applies to our employees and officers, including the principal executive officer and principal financial officer.

Our Code of Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. We encourage all employees, officers and directors to promptly report any violations of the Code of Ethics to the appropriate persons identified in the Code of Ethics. A copy of our Code of Ethics is available at our website www.kybank.com in the section entitled “About Us” under “Investor Relations” in the “Corporate Information — Governance Documents” subsection.

Board Structure and Committees. As of February 26, 2021, our Board of Directors consists of ten (10) members. Our Board of Directors held eight meetings during 2020, consisting of eight regularly scheduled meetings. All directors, except Mrs. Arvin, Mr. Hinkle, and Mrs. Hoskins, attended at least 75% of the total number of board meetings and the meetings of the committees to which they belonged. Our Board of Directors does not have a specific policy for director attendance at our Annual Meeting of shareholders. Three of our directors attended our 2020 Annual Meeting of shareholders.

Our Board of Directors has a standing Compensation Committee and Audit Committee but does not have a standing nominating committee.

Compensation Committee Members	Functions of the Committee	Meetings in 2020
Edwin S. Saunier (Chairman) Henry Hinkle Ted McClain	Determines compensation of our executive officers and oversees our assessment of whether our compensation practices are reasonably likely to expose the Company to material risks	5

Audit Committee Members *	Functions of the Committee	Meetings in 2020
Robert G. Thompson (Chairman) Jack W. Omohundro Edwin S. Saunier	Monitors the integrity of our financial reporting processing and systems of internal controls regarding finance, accounting, and legal compliance Selects our independent auditor and determines such auditor’s compensation Monitors the independence and performance of the independent auditor, management, and the internal audit department Provides an avenue of communication among the independent auditors, management, the internal audit department, and the Board of Directors Pre-approves, if appropriate, all related party transactions Oversees ethical and regulatory compliance	12

Committee Charters. Our Audit Committee and Compensation Committee have charters, which are available at our website www.kybank.com in the section entitled “About Us” under “Investor Relations” in the “Corporate Information — Governance Documents” subsection.

The Board of Directors does not limit the number of audit committees for other corporations on which its audit committee members may serve. None of the committee members currently serves on another audit committee for a publicly-held entity.

Board and Committee Independence. The Board has determined that each of its members is fully independent as defined by the rules of NASDAQ except for the current directors: Mr. Caudill, Mr. Prichard, and Mrs. Arvin. While our Board determined that Mr. McClain and Mr. Van Meter are each independent under the rules of NASDAQ, it did have to consider the Company’s payments to their companies. Mr. McClain owns 40% of The Hopewell Company, Inc., which is a family business. The aggregate amount the Company paid to The Hopewell Company, Inc. for property or services during each of 2020, 2019 and 2018 did not exceed the greater of $200,000 or 5% of Hopewell Insurance Company’s consolidated gross revenues for the applicable fiscal year. Mr. Van Meter is the sole owner of a company that rents parking space to us. The aggregate amount the Company paid to Mr. Van Meter’s company was below the $120,000 threshold set by NASDAQ. Respecting Mrs. Arvin, the Company also considered the Company’s payments to Stoll Keenon Ogden PLLC, a law firm in which Mrs. Arvin previously was a member. Since Mrs. Arvin was previously a member (i.e. partner) of Stoll Keenon Ogden PLLC, which received payments during 2020 from the Company for legal services rendered, Mrs. Arvin was ineligible to serve on the Company’s audit committee. However, in determining whether Mrs. Arvin was considered independent for purposes other than the audit committee, the Company looked to whether payments made to Stoll Keenon Ogden PLLC in 2020 exceeded the greater of $200,000 or 5% of Stoll Keenon Ogden PLLC’s gross revenues.

Audit Committee Financial Expert. Our Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the rules of NASDAQ for audit committee members. Further, our Board of Directors has determined (in accordance with Securities and Exchange Commission Regulation S-K 407(d)) that Mr. Jack W. Omohundro satisfies the qualifications of financial expert and Mr. Omohundro accordingly has been designated as the Audit Committee financial expert.

General Director Qualifications. Board members must possess the acumen, education and experience to make a significant contribution to the Board, and bring a diverse range of skills and perspectives to satisfy the perceived needs of the Board at a particular time. Board members must have the highest ethical standards, a strong sense of professionalism, independence and an understanding of our business. Additionally, Board members must have the aptitude and experience to fully appreciate the legal responsibilities of a director and the governance processes of a public company, a willingness to commit, as well as have, sufficient time to discharge their duties to the Board and such other factors as the independent members of the Board of Directors determine are relevant in light of the needs of the Board and the Company.

Communications with the Board. Our Board of Directors has established a process for shareholders to communicate with the Board or an individual director. Shareholders may contact the Board or an individual director by writing to the attention of one or more directors at our principal executive offices at Kentucky Bancshares, Inc., 339 Main Street, Paris, Kentucky 40361, Attention: Gregory J. Dawson, Secretary. Each communication intended for the Board of Directors or an individual director will be forwarded to the specified party.

Board Leadership Structure and Role in Risk Oversight. We are a financial holding company effective June 26, 2014 (previously a bank holding company) that was formed in 1981 under the Bank Holding Company Act of 1956, as amended. We are the parent company of Kentucky Bank, a separately chartered commercial state bank, and KBI Insurance Company, Inc., a captive insurance company.

Our Board is comprised of seven independent directors, one employee director, and two directors who are not independent. We are committed to a strong, independent Board and believe that objective oversight of the performance of our management is a critical aspect of effective governance. Accordingly, the role of Chairman of the Board and Chief Executive Officer (“CEO”) are held by different individuals. Our Chairman has the following duties:

●	Chair and preside at Board meetings;
●	Coordinate with our CEO in establishing the agenda and topic items for Board meetings;
●	Advise on the quality, quantity, and timeliness of the flow of information from management to the Board;
●	Act as principal liaison between management and the Board on sensitive issues;
●	Retain independent advisors on behalf of the Board as the Board may determine is necessary or appropriate;
●	Assist the Compensation Committee with the annual evaluation of the performance of the CEO; and
●	Provide an important communication link between the Board and shareholders, as appropriate.

Our Board of Directors, together with the Audit and Compensation Committees of the Board, coordinate with each other to provide enterprise-wide oversight of our management and handling of risk. These committees report regularly to the entire Board of Directors on risk-related matters and provide our Board of Directors with integrated insight about our management of strategic, credit, interest rate, financial reporting, technology, liquidity, compliance, operational, and reputational risks.

In addition Kentucky Bank has its own board of directors, audit, IT and asset liability management committees, which provide risk management. Our CEO serves on the board of Kentucky Bank. One of the key responsibilities of the subsidiary board is to manage strategic, credit, interest rate, financial reporting, technology, liquidity, compliance, operational, and reputational risks. While we have not developed an enterprise-wide risk statement, our Board of Directors believes that sound credit underwriting to manage credit risk, and a conservative investment portfolio to manage liquidity, and interest rate risk contribute to an effective oversight of the Company’s risk, and we require our subsidiaries to follow this philosophy.

Item 11.   Executive Compensation

Executive Compensation.

The Company qualifies as a Smaller Reporting Company under SEC rules. As a Smaller Reporting Company, we are permitted to provide reduced disclosure in this annual report, including those relating to executive compensation. Accordingly, we have omitted certain disclosures on those matters. Among other things, we are no longer required to have a Compensation Discussion and Analysis. However, we recognize the importance of transparency and, in some cases, have chosen to provide many of the compensation-related disclosures required for larger public companies and that we historically provided.

Compensation of Named Executive Officers.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our CEO, and the next two (2) most highly compensated executive officer other than the CEO, and these individuals are collectively referred to as the “Named Executive Officers.“

Summary Compensation Table

					Non-Equity
					Incentive
				Stock	Plan	All Other
Name & Position	Year	Salary	Bonus	Awards (1)	Compensation (2)	Compensation (3)	Total

Louis Prichard	2020	$375,767	$—	$62,397	$111,377	$47,598	$597,139
President, CEO	2019	349,569	—	21,150	129,288	44,758	544,765

James B. Braden	2020	228,050	—	38,132	51,995	16,136	334,313
Exec VP, Chief Operating Officer	2019	199,309	—	12,925	56,703	15,103	284,040

Norman J. Fryman	2020	221,752	—	38,132	50,559	39,534	349,977
Exec VP, Chief Credit Officer	2019	207,300	—	12,925	58,977	40,574	319,776

(1)	The amounts under this column represent the aggregate grant date fair value of the restricted stock that we granted each of our Named Executive Officers computed in accordance with FASB ASC Topic 718. The restricted stock will vest ratably over a five-year period. The grant date fair value of each restricted stock awarded in 2018 was $23.025, in 2019 was $23.50 and in 2020 was $23.11.

(2)	Represents cash payments from satisfaction of the performance goals under the MIP plan. See discussion under “Performance-Based Incentive Compensation”.

(3)	The amounts reflected in this column for the Named Executive Officers include premiums paid for life insurance, a car allowance for Mr. Prichard, the Company’s matching contributions of the first 6% of voluntarily deferred salary contribution into his 401(k) plan (which was $26,000 for Mr. Prichard), director fees of $15,600 for Mr. Prichard, and the transition credit amounts from the termination of the pension plan for Mr. Fryman. For a discussion of the transition credit payment see “Long-Term Incentive Compensation: Profit Sharing (401k) Plan”.

Base Salary. We provide our Named Executive Officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for Named Executive Officers are determined for each executive based on his or her position and responsibility. Salary levels are typically considered annually as part of our performance review process as well as upon a promotion or other change in job responsibility.

Performance-Based Incentive Compensation. The Management Incentive Plan (“MIP”) was created to promote continual high performance by officers of the Company through achievement of corporate goals and encouragement of growth of shareholder value. The MIP includes various incentive levels based on the participant’s accountability and impact on our operations, with target award opportunities that are established as a percentage of base salary. These maximum targets range from 50% of base salary to 65% of base salary for the Named Executive Officers.

Long-Term Incentive Compensation:

2019 Stock Award Plan. The 2019 Stock Award Plan, approved by the Company’s stockholders on May 21, 2019, is intended to help us enhance the link between the creation of shareholder value and long-term executive incentive compensation, to provide an opportunity for increased equity ownership by executives and to maintain competitive levels of total compensation. Under this plan, our Board and the Committee have the ability to issue stock options, stock appreciation rights, restricted stock and other stock-based awards.

Twenty percent of each grant vests annually on the anniversary date of the grant (assuming the recipient is still in our employ). Upon a change of control, death, disability or retirement (assuming the individual has reached the age of 65 or greater when he or she retires) any restriction period will expire immediately and the employee will hold the restricted stock free of any restrictions. Upon any other termination of employment, nonvested awards are immediately forfeited.

These awards are reflected in the Summary Compensation Table for our Named Executive Officers.

2009 Stock Award Plan. The 2009 Stock Award Plan, which expired in May 2019, was intended to help us enhance the link between the creation of shareholder value and long-term executive incentive compensation, to provide an opportunity for increased equity ownership by executives and to maintain competitive levels of total compensation. Under this plan, our Board and the Committee have the ability to issue stock options, stock appreciation rights, restricted stock and other stock-based awards.

Twenty percent of each grant vests annually on the anniversary date of the grant (assuming the recipient is still in our employ). Upon a change of control, death, disability or retirement (assuming the individual has reached the age of 65 or greater when he or she retires) any restriction period will expire immediately and the employee will hold the restricted stock free of any restrictions. Upon any other termination of employment, nonvested awards are immediately forfeited.

These awards are reflected in the Summary Compensation Table for our Named Executive Officers.

Retirement Plan & Trust.  The Retirement Plan & Trust (the “Plan”) was terminated at December 31, 2008.  The Company made distributions under the Plan and the distribution amounts made to Plan participants were based upon amendments made to the Pension Protection Act of 2006 and the Internal Revenue Code of 1986, as amended.  In connection with the termination of the Plan, employees had the choice of choosing to receive their distributions as a rollover to their 401(k) plans or to IRAs, or they could choose to receive cash or an annuity. Additionally, employees who had more than 50 years of combined age plus years of service as of December 31, 2008 received additional distribution credits (“transition credit amounts”), which have been and will continue to be paid through the 401k Plan.  Finally, Plan participants also had the option to rollover their additional $1.5 million Plan termination distributions to a 401(k) or IRA, or to receive cash.

Profit Sharing (401k) Plan. Our Profit Sharing (401k) Plan is available to all employees, including the Named Executive Officers. We match 100% of the first 6% of pay that is contributed by an employee to the plan. All employee contributions to the plan are fully-vested upon contribution, and matching contributions are vested after 3 years of service. We may, at our discretion, make a profit sharing contribution to the plan. We have not made a profit sharing contribution since we added the 401(k) feature to the plan. Due to the termination of the Retirement Plan mentioned above, transition credits will be earned by employees who have more than 50 years of combined age plus years of service as of December 31, 2008 and this will be paid through the 401k Plan.

Outstanding Equity Awards Table

		Outstanding Equity Awards at December 31, 2020
		Stock Awards (1)
			Market Value of
		Number of Shares	Shares or
	Grant	Or units of stock	Or units of stock
Name	Date	That have not vested	That have not vested

Louis Prichard	3/1/20	5,490	$113,643
	3/1/19	2,465	51,026
	1/2/18	420	8,694
	1/3/17	280	5,796
	1/4/16	140	2,898

James B. Braden	3/1/20	2,630	54,441
	3/1/19	960	19,872
	1/2/18	198	4,099
	1/3/17	132	2,732
	1/4/16	66	1,366

Norman J. Fryman	3/1/20	2,280	47,196
	3/1/19	765	15,836
	1/2/18	198	4,099
	1/3/17	132	2,732
	1/4/16	66	1,366

(1)	The shares of restricted common stock vest ratably over a five-year period for grants prior to 2019. For 2020 and 2019 grants, a portion of the shares of restricted common stock vest ratably over a two-year period . The shares that vest over the two-year period are as follows: Mr. Prichard – 2,790 shares for 2020 and 1,745 shares for 2019, Mr. Braden – 980 shares for 2020 and 520 shares for 2019, and Mr. Fryman – 630 shares for 2020 and 325 shares for 2019. In the event of a change in control of the Company, any restrictions will expire immediately and the employee will thereafter hold the shares of common stock without any restrictions.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Directors and Executive Officers.

We believe it is important for our Directors and executive officers to align their interests with the long-term interests of our shareholders. Although we have encouraged stock accumulation through the grant of equity incentives to our directors and executive officers, we have not historically required our directors and executive officers to own shares of our common stock. With our revised director compensation plan, our Directors have begun receiving shares of our common stock as part of their annual compensation.

See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans.

Except as otherwise indicated below, the table below shows the amount of our common stock each of our Directors and Named Executive Officers (as defined in the Executive Compensation section below) owned on February 26, 2021. Unless otherwise indicated, all shares shown are held with sole voting and investment power.

		Number of
	Number of	Shares	Total Number
	Shares Not	Subject to	of Shares
	Subject to	Exercisable	Beneficially	Percent of
Name of Beneficial Owner	Options	Options (1)	Owned (2)	Class (3)

Shannon B. Arvin	1,006	—	1,006	*
James B. Braden	9,260	—	5,692	*
B. Proctor Caudill, Jr.(4)	242,556	—	242,556	4.1%
Norman J. Fryman	4,940	—	1,987	*
Henry Hinkle (5)	94,463	—	94,463	1.6%
Mary McDowell Hoskins (6)	3,006	—	3,006	*
Ted McClain (7)	34,221	—	34,221	*
Jack W. Omohundro	4,206	—	4,206	*
Louis Prichard (8)	21,559	—	14,124	*
Edwin S. Saunier (9)	8,423	—	8,423	*
Robert G. Thompson (10)	14,623	—	14,623	*
Woodford Van Meter (11)	72,181	—	72,181	1.2%
Other Executive Officers	55,940	—	39,634	*

Directors and Executive Officers as a group	565,463	—	540,442	9.1%

*	Ownership is less than 1.0%

(1)	Shares of common stock attributed to a named person by virtue of options exercisable currently or within sixty days of March 2, 2021.

(2)	Total number of shares beneficially owned does not include the following non-vested shares of restricted stock:

Number of Shares of
Name of Beneficial Owner	Restricted Common Stock

Executive Officers
James B. Braden	3,568
Norman J. Fryman	2,953
Louis Prichard	7,435
Executive Officers as a group	25,021

(3)	Based on 5,961,376 shares of our common stock outstanding as of February 26, 2021.

(4)	Includes 39,450 shares held of record by Mr. Caudill’s wife, as to which Mr. Caudill’s disclaims beneficial ownership.

(5)	Includes 360 shares held by Mr. Hinkle’s wife, as to which Mr. Hinkle disclaims beneficial ownership. Includes 84,560 shares held of record by Hinkle Holding Company, LLC, as to which Mr. Hinkle, as president, has shared voting power.

(6)	Includes 2,000 shares held by a trust, as to which Mrs. Hoskins disclaims beneficial ownership.

(7)	Includes 2,000 shares held of record by The Hopewell Company, Inc., as to which Mr. McClain, as a 40% owner and officer, has voting power.

(8)	Includes 5,174 shares held by a trust, as to which Mr. Prichard disclaims beneficial ownership.

(9)	Includes 1,600 shares held in a retirement account.

(10)	Includes 800 shares held of record by Mr. Thompson’s wife, as to which Mr. Thompson disclaims beneficial ownership.

(11)	Includes 6,400 shares held of record by Mr. Van Meter’s wife, as to which Mr. Van Meter disclaims beneficial ownership.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons.

Our operating subsidiary, Kentucky Bank, has had and expects in the future to have banking transactions in the ordinary course of business with our directors and executive officers and their affiliates. All loans to and deposits from such persons or their affiliates have been on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with other persons not related to the lender, and, in the opinion of management, have not involved more than the normal risk of collectability or other unfavorable features.

Additional information concerning transactions with related persons is hereby incorporated by reference to Note 4 and Note 8 of our December 31, 2020 audited consolidated financial statements filed on Form 10-K.

Our practice has been that any transaction that would require disclosure under Item 404 of Regulation S-K of the rules and regulations of the Securities and Exchange Commission, with respect to a director or executive officer, must be reviewed and approved, or ratified, annually by the Board of Directors. Any such related party transactions will only be approved or ratified if the Board determines that such transaction will not impair the involved person’s service to, and exercise of judgment on behalf of, the Company, or otherwise create a conflict of interest that would be detrimental to the Company. The transaction relating to Mr. McClain described below have been reviewed and approved or ratified by our Board.

The Company paid The Hopewell Company, Inc., a Kentucky corporation, $393,149 in 2020 and $216,286 in 2019. The amounts attributed to premium payments are directly passed through to the insurance companies that issued the insurance policies we bought. Mr. McClain owns 40% of The Hopewell Company, Inc. and is also a director of the company. The aggregate amount retained by The Hopewell Company, Inc. for property or services during each of 2020 and 2019 did not exceed the lesser of $120,000 or 1% of the Company’s total assets at year-end.

Item 14.   Principal Accountant Fees and Services

Fees of Independent Registered Public Accounting Firm.

Preapproval Policies and Procedures. The Audit Committee’s policy is to approve in advance all audit fees and terms and non-audit services permitted by law to be provided by the external auditors. In accordance with that policy, the committee annually pre-approves a list of specific services and categories of services, including audit, audit-related and non-audit services described below, for the upcoming or current fiscal year, subject to specified cost levels. Other services include:

● Consultation regarding financial accounting and reporting standards;
● Discussions related to accounting for proposed acquisitions;
● Discussions regarding regulatory requirements;
● Consultation concerning tax planning strategies; and
● Audits of benefit plans.

Since the May 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each service provided by our independent registered public accounting firm has been approved in advance by the Audit Committee. None of those services required use of the de minimis exception to preapproval contained in the SEC’s rules.

Fees and Related Disclosures for Accounting Services. The aggregate fees we incurred for professional services rendered by Crowe were as follows:

Audit fees - Fees for the consolidated financial statement audit, review of the Company's Form 10-Q's and HUD audit were $275,000 for 2020 and $250,000 for 2019.

Audit related fees - Aggregate fees for all assurance and related services were $15,000 for 2020 and $14,500 for 2019.  These fees were incurred for audits of benefit plans in 2020 and 2019.

Tax fees - Fees related to tax compliance, advice and planning were $50,425 for 2020 and $25,600 for 2019.

All services provided by Crowe in 2020 and 2019 were approved by the Audit Committee. All fees were approved in accordance with the preapproval policy. The Audit Committee has determined that the provision of the services described above is compatible with maintaining the independence of the external auditors.

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

(a)(3)  Exhibits

Reference is made to the Exhibit Index beginning on Page E-1 hereof.

Kentucky Bancshares, Inc.

Exhibit Index

2.1	Agreement and Plan of Merger with Peoples Bancorp of Sandy Hook is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 24, 2006.
2.2	Agreement and Plan of Share Exchange with Madison Financial Corporation is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated January 21, 2015.
2.3	Agreement and Plan of Merger with Stock Yards Bancorp, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January 27, 2021.
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

10.3	Employment Agreement for Louis Prichard as incorporated by reference to the Registrant’s Current Report on Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 3, 2008.
10.4	2005 Restricted Stock Grant Plan, including form of Award Agreement, as incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 22, 2005.
10.5	2009 Stock Award Plan, as incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009.
10.6	2019 Stock Award Plan, as incorporated by reference to Exhibit 4.1 of the Registrant’s on Form S-8 filed on December 20, 2019.

10.7	Prichard Agreement with Louis Prichard as incorporated by reference to the Registrant’s Current Report on Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 23, 2021.
11	Computation of earnings per share - See Note 14 in the notes to the consolidated financial statements included in Item 8.
21	Subsidiaries of Registrant
23	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Scheme Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Bancshares, Inc.
By:	/s/Louis Prichard
Louis Prichard, President and Chief Executive Officer, Director
March 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Louis Prichard	March 3, 2021
Louis Prichard, President and Chief Executive Officer, Director

/s/Gregory J. Dawson	March 3, 2021
Gregory J. Dawson, Chief Financial and Accounting Officer
/s/B. Proctor Caudill, Jr.	March 3, 2021
B. Proctor Caudill, Jr., Chairman of the Board, Director
/s/Shannon Bishop Arvin	March 3, 2021
Shannon Bishop Arvin, Director
/s/Henry Hinkle	March 3, 2021
Henry Hinkle, Director
/s/Mary McDowell Hoskins	March 3, 2021
Mary McDowell Hoskins, Director
/s/Ted McClain	March 3, 2021
Ted McClain, Director

/s/Jack W. Omohundro	March 3, 2021
Jack W. Omohundro, Director

/s/Edwin S. Saunier	March 3, 2021
Edwin S. Saunier, Director

/s/Robert G. Thompson	March 3, 2021
Robert G. Thompson, Director

/s/ Woodford VanMeter	March 3, 2021
Woodford Van Meter, Director