Form 10-Q
period 2021-03-31
KENTUCKY BANCSHARES INC /KY/
filed 2021-05-11
CIK 1000232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2021

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

Number of shares of Common Stock outstanding as of April 30, 2021: 5,960,696.

KENTUCKY BANCSHARES, INC.

Item 1 – Financial Statements

KENTUCKY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollar amounts in thousands)

	3/31/2021	12/31/2020
ASSETS
Cash and due from banks	$81,536	$38,579
Federal funds sold	383	395
Cash and cash equivalents	81,919	38,974
Interest bearing time deposits	2,070	2,470
Securities available for sale	349,564	353,494
Loans held for sale	2,695	4,427
Loans	765,095	766,871
Allowance for loan losses	(9,460)	(9,897)
Net loans	755,635	756,974
Federal Home Loan Bank stock	7,072	7,072
Real estate owned, net	735	876
Bank premises and equipment, net	20,171	20,375
Interest receivable	4,706	5,227
Mortgage servicing rights	1,671	1,612
Goodwill	14,001	14,001
Other intangible assets	48	62
Bank owned life insurance	18,832	18,713
Operating lease right of use asset	7,564	7,670
Other assets	7,575	7,558
Total assets	$1,274,258	$1,239,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$363,608	$313,285
Time deposits, $250,000 and over	25,698	36,192
Other interest bearing	636,389	629,127
Total deposits	1,025,695	978,604
Repurchase agreements	8,437	9,129
Short-term Federal Home Loan Bank advances	5,500	10,500
Long-term Federal Home Loan Bank advances	84,264	86,032
Subordinated debentures	7,217	7,217
Interest payable	531	775
Operating lease liability	7,735	7,850
Other liabilities	7,671	11,056
Total liabilities	1,147,050	1,111,163

Stockholders’ equity
Preferred stock, 300,000 shares authorized and unissued	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,961,004 and 5,946,306 shares issued and outstanding at March 31, 2021 and December 31, 2020	22,351	21,996
Retained earnings	105,644	104,319
Accumulated other comprehensive income (loss)	(787)	2,027
Total stockholders’ equity	127,208	128,342
Total liabilities and stockholders’ equity	$1,274,258	$1,239,505

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	3/31/2021	3/31/2020
INTEREST INCOME:
Loans, including fees	$8,338	$9,380
Securities
Taxable	1,150	1,469
Tax exempt	306	176
Other	53	110
Total interest income	9,847	11,135
INTEREST EXPENSE:
Deposits	661	1,468
Repurchase agreements and federal funds purchased	5	8
Federal Home Loan Bank advances	426	582
Subordinated debentures	56	85
Total interest expense	1,148	2,143
Net interest income	8,699	8,992
Provision for loan losses	100	1,625
Net interest income after provision	8,599	7,367
NON-INTEREST INCOME:
Service charges	1,081	1,289
Loan service fee income (loss), net	7	(83)
Trust department income	462	370
Gain (loss) on sale of available for sale securities, net	—	112
Gain on sale of loans	1,147	683
Brokerage income	195	127
Debit card interchange income	1,010	812
Other	266	252
Total other income	4,168	3,562
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,111	4,965
Occupancy expenses	993	1,094
Legal and professional fees	995	245
Data processing	665	579
Debit card expenses	500	507
Advertising and marketing	213	267
Taxes other than payroll, property and income	83	337
Loss on limited partnership	119	293
Other	1,138	943
Total other expenses	9,817	9,230
Income before income taxes	2,950	1,699
Provision for income taxes	492	(52)
Net income	$2,458	$1,751

Earnings per share
Basic	$0.41	$0.30
Diluted	0.41	0.30

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	3/31/2021	3/31/2020

Net income	$2,458	$1,751

Other comprehensive income (loss)
Unrealized gains and losses on securities arising during the period	(4,771)	354
Reclassification of realized amount	—	(112)
Net change in unrealized gain (loss) on securities	(4,771)	242
Less: Tax impact	1,190	(52)
Net of tax	(3,581)	190

Unrealized gains (losses) on cashflow hedges arising during the period	907	(2,671)
Reclassification of realized amount	114	—
Net change in unrealized gain (loss) on cashflow hedges	1,021	(2,671)
Less: Tax impact	(254)	—
Net of tax	767	(2,671)

Total other comprehensive (loss)	(2,814)	(2,481)

Comprehensive loss	$(356)	$(730)

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(Dollar amounts in thousands except per share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balances, December 31, 2019	5,955,242	$21,170	$89,101	$(3,478)	$106,793
Common stock issued (employee stock grants of 29,242 shares, net of 788 shares for net settlement for income taxes and director stock grants of 3,834 shares)	33,076	263	—	—	263
Stock compensation expense	—	61	—	—	61
Other comprehensive income	—	—	—	(2,481)	(2,481)
Net income	—	—	1,751	—	1,751
Dividends declared - $0.18 per share	—	—	(1,070)	—	(1,070)
Balances, March 31, 2020	5,946,998	$21,771	$97,584	$(1,568)	$117,787

Balances, December 31, 2020	5,946,306	$21,996	$104,319	$2,027	$128,342
Common stock issued (employee stock grants of 9,850 shares and director stock grants of 5,220 shares)	15,070	295	—	—	295
Shares forfeited	(372)	—	—	—	—
Stock compensation expense	—	60	—	—	60
Other comprehensive loss	—	—	—	(2,814)	(2,814)
Net income	—	—	2,458	—	2,458
Dividends declared - $0.19 per share	—	—	(1,133)	—	(1,133)
Balances, March 31, 2021	5,961,004	$22,351	$105,644	$(787)	$127,208

(1) Common Stock has no par value; amount includes Additional Paid-in Capital

See Accompanying Notes

KENTUCKY BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	3/31/2021	3/31/2020
Cash Flows From Operating Activities
Net Income	$2,458	$1,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	328	334
Amortization (accretion), net	(45)	91
Securities amortization (accretion), net	484	247
Stock based compensation expense	60	61
Provision for loan losses	100	1,625
Gain on sale of available for sale securities, net	—	(112)
Net increase in cash surrender value of bank-owned life insurance	(119)	(143)
Originations of loans held for sale	(29,221)	(23,496)
Proceeds from sale of loans	32,100	21,333
Gain on sale of loans	(1,147)	(683)
(Gain) loss on sale of other real estate	(35)	—
Write-downs of other real estate, net	12	38
Amortization of operating leases	(9)	—
Changes in:
Interest receivable	521	156
Other assets	858	1,017
Interest payable	(244)	47
Deferred taxes	60	(523)
Other liabilities	(2,363)	(1,296)
Net cash from operating activities	3,798	447
Cash Flows From Investing Activities
Net change in interest bearing time deposits	400	—
Purchases of securities available for sale	(26,782)	(448)
Proceeds from sales of securities available for sale	—	2,094
Proceeds from principal payments, maturities and calls securities available for sale	25,457	16,898
Net change in loans	1,168	(34,183)
Purchases of bank premises and equipment	(124)	(904)
Proceeds from the sale of other real estate	235	—
Net cash from (used in) investing activities	354	(16,543)
Cash Flows From Financing Activities:
Net change in deposits	47,091	10,564
Net change in repurchase agreements	(692)	(584)
Net change in short-term Federal Home Loan Bank advances	(5,000)	29,000
Repayment of long-term Federal Home Loan Bank advances	(1,768)	(6,493)
Proceeds from issuance of common stock	295	263
Dividends paid	(1,133)	(1,070)
Net cash used in financing activities	38,793	31,680
Net change in cash and cash equivalents	42,945	15,584
Cash and cash equivalents at beginning of period	38,974	22,182
Cash and cash equivalents at end of period	$81,919	$37,766
Supplemental disclosures of cash flow information Cash paid during the year for:
Interest expense	$1,392	$2,096
Supplemental disclosures of non-cash investing activities
Securities transactions in process, payable	—	294
Real estate acquired through foreclosure	71	—

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented as of any date other than December 31 has been prepared from the Company’s books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted. There have been no significant changes to the Company’s accounting and reporting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

COVID-19: The impact of the COVID-19 pandemic remains fluid and continues to evolve. The potential financial impact continues involve some uncertainty at this time. However, actions that have been taken or will be taken in response may still adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause Kentucky Bancshares to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Kentucky Bancshares’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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

Servicing fee income, which is reported on the income statement as loan service income, net, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights and valuation allowance are netted against loan servicing fee income. Servicing fees totaled $176 thousand and $145 thousand for the three months ended March 31, 2021 and March 31, 2020 and are included in loan service fee income, net in the income statement. Late fees and ancillary fees related to loan servicing are not material.

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

The investment recorded at March 31, 2021 was $2.9 million, compared to $3.1 million at December 31, 2020, and is included with other assets in the balance sheet. During the first three months of 2021 and 2020, the Company recognized amortization expense of $119 thousand and $293 thousand, respectively, which was included within other noninterest expense on the consolidated statements of income.

Leases: Lessees are required to recognize assets and liabilities on the balance sheet for leases with original lease terms greater than 12 months. The Company recorded an operating lease right of use asset of $7.6 million and an operating lease liability of $7.7 million, as of March 31, 2021. No new leases were recorded during the three months ended March 31, 2021.

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

Goodwill and Intangible Assets: Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2020 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first three months of 2021 that required an interim goodwill impairment test.

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

The amendments in this Update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis.

These amendments were effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

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

In May 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform relates to the effects undertaken to eliminate certain reference rates such as the London Interbank Offered Rate (“LIBOR”) and introduce new reference rates that may be based on larger or more liquid observations and transactions. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other contracts. Generally, ASU 2020-04 would allow entities to consider contract modifications due to reference rate reform to be a continuation of an existing contract; thus, the Company would not have to determine if the modification is considered insignificant. The Company is in the process of reviewing loan documentation, along with the transition procedures it will need in order to implement reference rate reform. While the Company has yet to adopt ASU 2020-04, the standard was effective upon issuance and terminates December 31, 2022 such that changes made to contracts beginning on or after January 1, 2023 would not apply. The adoption of ASU 2020-04 is not expected to have a material effect on the Company’s operating results or financial condition.

2.	SECURITIES

SECURITIES AVAILABLE FOR SALE

Period-end securities are as follows:

(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
March 31, 2021
U.S. treasury notes	$9,052	$83	$—	$9,135
U.S. government agencies	27,367	67	(588)	26,846
States and political subdivisions	65,419	1,248	(389)	66,278
Mortgage-backed - residential	115,914	1,453	(1,692)	115,675
Mortgage-backed - commercial	82,266	1,005	(1,415)	81,856
Asset-backed	48,938	152	(314)	48,776
Other	1,000	—	(2)	998
Total	$349,956	$4,008	$(4,400)	$349,564

December 31, 2020
U.S. treasury notes	$9,075	$113	$—	$9,188
U.S. government agencies	23,185	144	(31)	23,298
States and political subdivisions	65,665	1,977	(3)	67,639
Mortgage-backed - residential	124,941	1,728	(187)	126,482
Mortgage-backed - commercial	73,573	1,179	(201)	74,551
Asset-backed	51,676	90	(455)	51,311
Other	1,000	25	—	1,025
Total	$349,115	$5,256	$(877)	$353,494

The amortized cost and fair value of securities as of March 31, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately. Further discussion concerning Fair Value Measurements can be found in Note 7.

	Amortized	Fair
	Cost	Value
Due in one year or less	$9,601	$9,686
Due after one year through five years	16,043	16,188
Due after five years through ten years	40,074	39,988
Due after ten years	37,120	37,395
	102,838	103,257
Mortgage-backed - residential	115,914	115,675
Mortgage-backed - commercial	82,266	81,856
Asset-backed	48,938	48,776
Total	$349,956	$349,564

Proceeds from the sale of available for sale securities for the first three months of 2021 and 2020 were $0 and $2.1 million. Gross gains of $0 and $118 thousand and gross losses of $0 and $6 thousand were realized on those sales, respectively. The tax provision related to these realized net gains was $0 and $23 thousand, respectively.

Securities with unrealized losses at March 31, 2021 and at December 31, 2020 not recognized in income are as follows:

March 31, 2021 (in thousands)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$22,002	$(576)	$809	$(12)	$22,811	$(588)
States and political subdivisions	26,353	(389)	—	—	26,353	(389)
Mortgage-backed - residential	59,977	(1,692)	—	—	59,977	(1,692)
Mortgage-backed - commercial	41,233	(1,405)	3,893	(10)	45,126	(1,415)
Asset-backed	14,153	(185)	12,946	(129)	27,099	(314)
Other	998	(2)	—	—	998	(2)
Total temporarily impaired	$164,716	$(4,249)	$17,648	$(151)	$182,364	$(4,400)

December 31, 2020 (in thousands)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies	$8,432	$(18)	$851	$(13)	$9,283	$(31)
States and political subdivisions	333	(3)	—	—	333	(3)
Mortgage-backed - residential	32,440	(187)	—	—	32,440	(187)
Mortgage-backed - commercial	19,852	(189)	5,087	(12)	24,939	(201)
Asset-backed	15,948	(236)	22,565	(219)	38,513	(455)
Total temporarily impaired	$77,005	$(633)	$28,503	$(244)	$105,508	$(877)

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

3.	LOANS

Loans at period-end are as follows:

(in thousands)

	3/31/2021	12/31/2020
Commercial	$112,546	$117,425
Real estate construction	15,136	14,571
Real estate mortgage:
1-4 family residential	287,664	293,136
Multi-family residential	45,736	47,854
Non-farm & non-residential	231,845	218,998
Agricultural	50,152	52,239
Consumer	21,920	22,532
Other	96	116
Total	$765,095	$766,871

The Company had outstanding loan balances of $36.3 million as of March 31, 2021 and $41.4 million as of December 31, 2020 for loans made as part of the Paycheck Protection Program (PPP) established under the CARES Act which were included in commercial loans in the table above. These loans required no allowance for loan losses as of March 31, 2021 or December 31, 2020.

Activity in the allowance for loan losses for the three month period indicated was as follows:

	Three Months Ended March 31, 2021
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$926	$(3)	$1	$(28)	$896
Real estate construction	277	—	4	(1)	280
Real estate mortgage:
1-4 family residential	3,210	—	3	(171)	3,042
Multi-family residential	890	(500)	—	375	765
Non-farm & non-residential	2,946	(19)	—	44	2,971
Agricultural	449	—	6	(105)	350
Consumer	525	(47)	10	5	493
Other	44	(242)	250	(8)	44
Unallocated	630	—	—	(11)	619
	$9,897	$(811)	$274	$100	$9,460

	Three Months Ended March 31, 2020
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$920	$(25)	$6	$102	$1,003
Real estate Construction	551	—	—	80	631
Real estate mortgage:
1-4 family residential	2,901	(35)	15	540	3,421
Multi-family residential	807	—	—	217	1,024
Non-farm & non-residential	1,643	—	—	461	2,104
Agricultural	389	—	2	72	463
Consumer	506	(110)	9	128	533
Other	43	(237)	206	19	31
Unallocated	700	—	—	6	706
	$8,460	$(407)	$238	$1,625	$9,916

The following tables present the balance in the allowance for loan losses and the recorded investment (excluding accrued interest receivable amounting to $3.5 million as of March 31, 2021 and $4.1 million at December 31, 2020) in loans by portfolio segment and based on impairment method as of March 31, 2021 and December 31, 2020:

	Individually	Collectively
As of March 31, 2021	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$896	$896
Real estate construction	—	280	280
Real estate mortgage:
1-4 family residential	6	3,036	3,042
Multi-family residential	—	765	765
Non-farm & non-residential	900	2,071	2,971
Agricultural	—	350	350
Consumer	—	493	493
Other	—	44	44
Unallocated	—	619	619
	$906	$8,554	$9,460
Loans:
Commercial	$62	$112,484	$112,546
Real estate construction	—	15,136	15,136
Real estate mortgage:
1-4 family residential	805	286,859	287,664
Multi-family residential	800	44,936	45,736
Non-farm & non-residential	1,799	230,046	231,845
Agricultural	2,575	47,577	50,152
Consumer	—	21,920	21,920
Other	—	96	96
Total	$6,041	$759,054	$765,095

	Individually	Collectively
As of December 31, 2020	Evaluated for	Evaluated for
(in thousands)	Impairment	Impairment	Total
Allowance for Loan Losses:
Commercial	$—	$926	$926
Real estate construction	—	277	277
Real estate mortgage:
1-4 family residential	5	3,205	3,210
Multi-family residential	75	815	890
Non-farm & non-residential	900	2,046	2,946
Agricultural	50	399	449
Consumer	—	525	525
Other	—	44	44
Unallocated	—	630	630
	$1,030	$8,867	$9,897
Loans:
Commercial	$—	$117,425	$117,425
Real estate construction	—	14,571	14,571
Real estate mortgage:
1-4 family residential	804	292,332	293,136
Multi-family residential	1,292	46,562	47,854
Non-farm & non-residential	3,654	215,344	218,998
Agricultural	3,759	48,480	52,239
Consumer	—	22,532	22,532
Other	—	116	116
Total	$9,509	$757,362	$766,871

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2021 and March 31, 2020 (in thousands). The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$62	$62	$—	$31	$—	$—
Real estate mortgage:
Multi-family residential	800	800	—	1,046	—	—
Agricultural	2,575	2,575	—	2,570	10	10

With an allowance recorded:
Real estate mortgage:
1-4 family residential	$805	$805	$6	$805	$—	$—
Non-farm and non-residential	1,799	1,799	900	1,799	—	—
Total	$6,041	$6,041	$906	$6,251	$10	$10

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

As of March 31, 2020

		Year to Date	Year to Date
	Average	Interest	Cash Basis
	Recorded	Income	Interest
(in thousands):	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate construction	$374	$374	$—
Real estate mortgage:
1-4 family residential	519	519	6
Multi-family residential		—	—
Non-farm and non-residential	1,799	1,799	—
Agricultural	1,532	1,532	11

With an allowance recorded:
Commercial	$—	$—	$—
Real estate mortgage:
Multi-family residential	$1,292	$1,292	$—
Total	$5,516	$5,516	$17

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2020 (in thousands). The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real-estate mortgage:
Non-farm & non-residential	$1,855	$1,855	$—	$928	$44	$44
Agricultural	3,709	3,709	—	2,276	137	137

With an allowance recorded:
Real estate mortgage
1-4 family residential	$804	$804	$5	$503	$7	$7
Multi-family residential	1,292	1,292	75	1,292	—	—
Non-farm & non-residential	1,799	1,799	900	1,799	—	—
Agricultural	50	50	50	25	—	—
Total	$9,509	$9,509	$1,030	$6,823	$188	$188

The following tables present the recorded investment in nonaccrual, loans past due over 89 days still on accrual and accruing troubled debt restructurings by class of loans as of March 31, 2021 and December 31, 2020:

		Loans Past Due
		Over 89 Days
As of March 31, 2021		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$—	$91	$—
Real estate construction	124	—	—
Real estate mortgage:
1-4 family residential	1,199	—	—
Multi-family residential	800	—	—
Non-farm & non-residential	1,799	—	—
Agricultural	—	—	—
Consumer	49	10	—
Total	$3,971	$101	$—

		Loans Past Due
		Over 89 Days
As of December 31, 2020		Still	Troubled Debt
(in thousands)	Nonaccrual	Accruing	Restructurings
Commercial	$56	$47	$—
Real estate construction	124	—	—
Real estate mortgage:
1-4 family residential	638	—	—
Multi-family residential	1,292	—	—
Non-farm & non-residential	1,813	—	—
Agricultural	110	—	1,145
Consumer	18	28	—
Total	$4,051	$75	$1,145

Nonaccrual loans secured by real estate make up 98.8% of the total nonaccrual loan balances at March 31, 2021.

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

The following tables present the aging of the recorded investment in past due and non-accrual loans as March 31, 2021 and December 31, 2020 by class of loans:

	30–59	60–89	Greater than		Total
As of March 31, 2021	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due

Commercial	$293	$479	$91	$—	$863	$111,683
Real estate construction	—	—	—	124	124	15,012
Real estate mortgage:
1-4 family residential	953	362	—	1,199	2,514	285,150
Multi-family residential	—	117	—	800	917	44,819
Non-farm & non-residential	91	—	—	1,799	1,890	229,955
Agricultural	153	49	—	—	202	49,950
Consumer	123	26	10	49	208	21,712
Other	—	—	—	—	—	96
Total	$1,613	$1,033	$101	$3,971	$6,718	$758,377

	30–59	60–89	Greater than		Total
As of December 31, 2020	Days	Days	89 Days		Past Due &	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Past Due
Commercial	$352	$3	$47	$56	$458	$116,967
Real estate construction	—	—	—	124	124	14,447
Real estate mortgage:
1-4 family residential	1,360	859	—	638	2,857	290,279
Multi-family residential	—	—	—	1,292	1,292	46,562
Non-farm & non-residential	194	107	—	1,813	2,114	216,884
Agricultural	203	—	—	110	313	51,926
Consumer	140	42	28	18	228	22,304
Other	—	—	—	—	—	116
Total	$2,249	$1,011	$75	$4,051	$7,386	$759,485

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

On March 22, 2020, the Interagency Statement was issued by our banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. Section 541 of the Consolidated Appropriations Act (CAA) was passed in December 2020 and extended relief under the CARES Act to suspend TDR accounting through January 2022. In accordance with such guidance we made modifications in response to COVID-19 impacted borrowers who were not past due and met criteria for modification.

This ability to exclude COVID-19-related modifications as troubled debt restructurings, which was set to expire on December 31, 2020, was extended under the Consolidated Appropriations Act 2021 to the earlier of 60 days after the national emergency concerning the COVID-19 outbreak terminates, or, January 1, 2022. The majority of the loan modifications we made for customers involved three to six month forbearance payments which were added to the end of the note. As of December 31, 2020, approved modifications to loan balances were approximately $130.1 million, of which, an approximate $1.7 million were still in deferment as of December 31, 2020. Loan balances still in deferment as of March 31, 2021 totaled $1.2 million.

The Company had no loans classified as troubled debt restructurings as of March 31, 2021. At December 31, 2020, the Company had one loan in the amount of $1.1 million that was deemed to be a troubled debt restructuring. This note was paid in full during the first quarter of 2021.

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

As of March 31, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31, 2021		Special
(in thousands)	Pass	Mention	Substandard	Doubtful

Commercial	$108,675	$3,835	$36	$—
Real estate construction	15,012	—	124	—
Real estate mortgage:
1-4 family residential	280,972	2,962	3,695	35
Multi-family residential	44,467	469	800	—
Non-farm & non-residential	217,053	12,979	14	1,799
Agricultural	45,148	2,049	2,955	—
Total	$711,327	$22,294	$7,624	$1,834

As of December 31, 2020		Special
(in thousands)	Pass	Mention	Substandard	Doubtful
Commercial	$113,402	$3,896	$127	$—
Real estate construction	14,447	—	124	—
Real estate mortgage:
1-4 family residential	286,925	2,309	3,902	—
Multi-family residential	45,974	588	1,292	—
Non-farm & non-residential	207,050	8,261	1,888	1,799
Agricultural	45,649	3,288	3,302	—
Total	$713,447	$18,342	$10,635	$1,799

For consumer loans, the Company evaluates the credit quality based on the aging of the recorded investment in loans, which was previously presented. Non-performing consumer loans are loans which are greater than 89 days past due or on non-accrual status, and total $59 thousand at March 31, 2021 and $46 thousand at December 31, 2020.

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

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Basic and Diluted Earnings Per Share
Net Income	$2,458	$1,751
Weighted average common shares outstanding	5,914	5,880
Basic and diluted earnings per share	$0.41	$0.30

5.	STOCK COMPENSATION

We have two stock based compensation plans as described below.

2009 Stock Award Plan

On May 13, 2009, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan were 300,000. There were 0 shares issued during both the three months ended March 31, 2021 and March 31, 2020. The plan has expired and no additional shares will be issued from the 2009 plan. There were 228 shares forfeited during the three months ended March 31, 2021 and 0 shares were forfeited during the three months ended March 31, 2020.

A summary of changes in the Company’s nonvested shares for the year follows (in thousands, except per share data):

		Weighted-Average	Fair
		Grant-Date	Value
Nonvested Shares	Shares	Fair Value	Per Share
Nonvested at January 1, 2021	23,187	$501,451	$21.63
Vested	(11,189)	(233,894)	20.90
Forfeited	(228)	(5,030)	22.06
Nonvested at March 31, 2021	11,770	$262,527	$22.30

2019 Stock Award Plan

On May 21, 2019, the Company’s stockholders approved a stock award plan that provides for the granting of both incentive and nonqualified stock options and other share based awards. Total shares issuable under the plan are 300,000. There were 9,850 shares issued during the three months ended March 31, 2021 and 30,030 shares were issued during the three months ended March 31, 2020. There were 144 shares forfeited during the three months ended March 31, 2021 and 0 shares forfeited during the three months ended March 31, 2020.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2021	27,330	$631,596
Granted	9,850	187,249
Vested	(7,488)	(173,048)
Forfeited	(144)	(3,328)
Nonvested at March 31, 2021	29,548	$642,469

6. REPURCHASE AGREEMENTS

Repurchase agreements totaled $8.4 million as of March 31, 2021 and $9.1 million as of December 31, 2020. As of March 31, 2021, $7.4 million of balances were overnight obligations and $1.0 million of balances had terms extending through May 2021 with a weighted remaining average life of 0.2 years. The Company pledged both U.S. treasury securities and U.S. government agency securities with a combined total carrying amount of $14.7 million to secure repurchase agreements as of March 31, 2021.

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent third party real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Impaired loans resulted in a Level 3 classification of the inputs for determining fair value.

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

Fair Value Measurements at March 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2021 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
U.S. treasury notes	$9,135	$—	$9,135	$—
U. S. government agencies	26,846	—	26,846	—
States and political subdivisions	66,278	—	66,278	—
Mortgage-backed - residential	115,675	—	115,675	—
Mortgage-backed-commercial	81,856	—	81,856	—
Asset-backed	48,776	—	48,776	—
Other	998		998
Derivatives	455	—	455	—
Equity Securities	293	293	—	—
Total	$350,312	$293	$350,019	$—

Financial Liabilities
Derivatives	$1,083	$—	$1,083	$—

Fair Value Measurements at December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury notes	$9,188	$—	$9,188	$—
U. S. government agencies	23,298	—	23,298	—
States and political subdivisions	67,639	—	67,639	—
Mortgage-backed - residential	126,482	—	126,482	—
Mortgage-backed - commercial	74,551	—	74,551	—
Asset-backed	51,311	—	51,311	—
Other	1,025	—	1,025	—
Derivatives	501	—	501	—
Equity Securities	298	298	—	—
Total	$354,293	$298	$353,995	$—

Financial Liabilities
Derivatives	$2,350	$—	$2,350	$—

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2021 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real estate mortgage:
1-4 family residential	$799	—	$—	$799
Multi-family residential	792	—	—	792
Non-farm & non- residential	899	—	—	899
Other real estate owned, net:
Real estate mortgage:
1-4 family residential	61	—	—	61
Agricultural	233	—	—	233
Mortgage servicing rights	1,370	—	—	1,370

	Fair Value Measurements at December 31, 2020 Using :
		Quoted Prices
		In Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans:
Real Estate Mortgage:
1-4 family residential	$799	$—	$—	$799
Multi-family residential	1,217	—	—	1,217
Non-farm & non - residential	899	—	—	899
Agricultural	694	—	—	694
Other real estate owned, net:
Real Estate Mortgage:
1-4 family residential	73	—	—	73
Commercial	145	—	—	145
Agriculturual	233	—	—	233
Mortgage servicing rights	1,459	—	—	1,459

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as March 31, 2021 and December 31, 2020:

				Range
March 31, 2021	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans
Real estate mortgage:
1-4 family residential	$799	sales comparison	adjustment for differences between the comparable sales	15%-15%	(15%)
Multi-family residential	792	sales price	adjustment for difference between book value and sales price	39%-39%	(39%)
Non-farm and non-residential	899	sales comparison	adjustment for differences between the comparable sales	50% -50%	(50)%
Other real estate owned:
Real estate mortgage:
1-4 family residential	61	sales comparison	adjustment for differences between the comparable sales	23% - 27%	(30)%
Agricultural	233	sales comparison	adjustment for differences between the comparable sales	0% - 26%	(14)%
Mortgage servicing rights	1,370	discounted cash flow	constant prepayment rates	8% - 40%	(21)%

				Range
December 31, 2020	Fair	Valuation	Unobservable	(Weighted
(In thousands)	Value	Technique(s)	Input(s)	Average)
Impaired loans
Real estate mortgage:
1-4 family-residential	799	sales comparison	adjustment for differences between the comparable sales	15% -15%	(15)%
Multi-family residential	1,217	income approach	capitalization rate	7% - 7%	(7)%
Non-farm and non-residential	899	sales comparison	adjust for differences between the comparable sales	50% - 50%	(50)%
Agricultural	694	sales comparison	adjustment for differences between the comparable sales	100% - 100%	(100)%
Other real estate owned:
Real estate mortgage:
1-4 family residential	73	sales comparison	adjustment for differences between the comparable sales	23% - 27%	(30)%
Commercial	145	sales comparison	adjustment for differences between the comparable sales	15%-15%	(15)%
Agricultural	233	sales comparison	adjustment for differences between the comparable sales	0% - 26%	(14)%
Mortgage servicing rights	1,459	discounted cash flow	constant prepayment rates	12% - 29%	(19)%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, as of March 31, 2021 and December 31, 2020 are as follows:

March 31, 2021

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$81,919	$81,919	$—	$—	$81,919
Interest bearing time deposits	2,070	2,070	—	—	2,070
Securities available for sale	349,564	—	349,564	—	349,564
Loans held for sale	2,695	—	2,759	—	2,759
Net Loans	755,635	—	—	762,575	762,575
Federal Home Loan Bank stock	7,072	—	—	—	N/A
Interest receivable	4,706	—	1,057	3,649	4,706
Derivative and financial instruments	455	—	455	—	455
Equity securities	293	293	—	—	293

Financial liabilities
Total deposits	$1,025,695	$854,474	$171,892	$—	$1,026,366
Repurchase agreements	8,437	—	8,437	—	8,437
Short-term Federal Home Loan Bank advances	5,500	—	5,500	—	5,500
Long-term Federal Home Loan Bank advances	84,264	—	86,564	—	86,564
Subordinated debentures	7,217	—	—	7,214	7,214
Interest payable	531	—	521	10	531
Derivative and financial instruments	1,083	—	1,083	—	1,083

December 31, 2020

	Carrying
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$81,819	$81,819	$—	$—	$81,819
Interest bearing time deposits	2,070	2,070	—	—	2,070
Securities available for sale	349,564	—	349,564	—	349,564
Loans held for sale	2,695	—	2,752	—	2,752
Net Loans	755,635	—	—	756,908	756,908
Federal Home Loan Bank stock	7,072	—	—	—	N/A
Interest receivable	4,706	—	1,026	3,680	4,706
Derivative and financial instruments	455	—	455	—	455
Equity securities	293	293	—	—	292

Financial liabilities
Total deposits	$1,025,695	$898,303	$127,916	$—	$1,026,219
Repurchase agreements	8,437	—	8,437	—	8,437
Short-term Federal Home Loan Bank advances	5,500	—	5,500	—	5,500
Long-term Federal Home Loan Bank advances	84,264	—	86,214	—	86,214
Subordinated debentures	7,217	—	—	7,212	7,212
Interest payable	531	—	521	10	531
Derivatives and financial instruments	1,083	—	1,083	—	164

8.	LEASES

	Statement of
	Consolidated
	Balance Sheet	3/31/2021	12/31/2020

		(in thousands)
Operating Lease Right of Use Asset:
Gross Carrying Amount		$8,631	$8,631
Accumulated Amortization		(1,067)	(961)
Net Book Value	Operating lease right of use asset	$7,564	$7,670

Operating Lease Liabilities
Right of use lease obligations	Operating lease liability	$7,735	$7,850

As of March 31, 2021, the weighted-average remaining lease term for operating leases was 34.4 years and the weighted- average discount rate used in the measurement of operating lease liabilities was 4.14%. The Company utilized the FHLB fixed rate advance rate as of December 31, 2018 for the term most closely aligning with the remaining lease term for lease obligations in existence as of December 31, 2018. The Company utilized the FHLB fixed rate advance rate as of April 30, 2019 as a basis for determining the discount rate for one contract which was entered into during April 2019.

	Three Months Ended
	3/31/2021	3/31/2020

	(in thousands)
Lease Cost:
Operating lease cost	$140	$140
Total lease cost	$140	$140

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$148	$102

Maturity analysis of liabilities under operating leases with terms longer than 12 months, are as follows at March 31, 2021:

(in thousands)
Twelve months ended March 31,
2022	$522
2023	532
2024	534
2025	536
2026	511
Thereafter	18,207
Total undiscounted lease payments	$20,842
Amounts representing interest	(13,107)
Lease liability	$7,735

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

	Three Months Ended
	3/31/2021	3/31/2020
Service charges	$1,081	$1,289
Trust department income	462	370
Brokerage income	195	127
Debit card interchange income	1,010	812
Total	$2,748	$2,598

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

Cash Flow Hedges: Interest rate swaps with notional amounts totaling $23 million and $23 million as of March 31, 2021 and December 31, 2020, were designated as cash flow hedges of certain rolling three month term FHLB advances and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. The carrying value of the cash flow hedge was a liability of $704 thousand as of March 31, 2021 and $1.7 million as of December 31, 2020.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $7 million and $7 million as of March 31, 2021 and December 31, 2020 were designated as fair value last of layer hedges of certain fixed rate prepayable loans with an outstanding balance of $51.3 million as of March 31, 2021. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

The carrying value of the fair value hedge asset was $395 thousand and $626 thousand as of March 31, 2021 and December 31, 2020 and included in loans on the Company’s balance sheet. The carrying value of the fair value hedge liability was $379 thousand and $625 thousand as of March 31, 2021 and December 31, 2020 and was included in other liabilities on the Company’s balance sheet.

Derivatives Not Designated as Hedges: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in net gains on the sales of loans. The carrying value of the fair value asset related to the mortgage banking derivatives was $455 thousand and $501 thousand as of March 31, 2021 and December 31, 2020 and was included in other assets on the Company’s balance sheet. The notional amounts of these transactions as of March 31, 2021 and December 31, 2020 were $30.2 million and $24.2 million.

11. PENDING MERGER

On January 27, 2021, the Company and Stock Yards Bancorp announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”), providing the merger of the Company and Stock Yards, subject to the terms and conditions set forth therein. Under the terms of the merger agreement, which was unamiously approved by the Boards of Directors of both companies, the Company’s shareholders will receive 0.64 shares of Stock Yards common stock and cash of $4.75 for each share of Kentucky Bank common stock they own. The transaction is expected to close in the second quarter of 2021 subject to customary closing conditions, including receipt of all applicable regulatory approvals and shareholder approval of Kentucky Bancshares.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion provides information about the financial condition and results of operations of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto appearing elsewhere in this report and the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Results for the prior periods indicated in this report are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.

Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:

•	the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and the business, results of operations and financial condition of the Company
•	economic conditions (both generally and more specifically in the markets, including the cattle market, the thoroughbred horse industry and the automobile industry relating to Toyota vehicles, in which the Company and its bank operate);
•	competition for the Company’s customers from other providers of financial and mortgage services;
•	government legislation, regulation and monetary policy (which changes from time to time and over which the Company has no control);

• changes in interest rates (both generally and more specifically mortgage interest rates);

•	material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; and
•	other risks detailed in Part 1, Item 1A “Risk Factors” in this report and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

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

The merger agreement should not be read alone, but should instead be read in conjunction with the other information regarding Stock Yards Bancorp, Kentucky Bancshares, their respective affiliates or their respective businesses, the merger agreement and the mergers is contained in, or incorporated by reference into, the registration statement on Form S-4 that includes a proxy statement of Kentucky Bancshares and a prospectus of Stock Yards Bancorp, as well as in the Forms 10-K, Forms 10-Q, Forms 8-K and other filings that each of Stock Yards Bancorp and Kentucky Bancshares make with the Securities and Exchange Commission (“SEC”).

This quarterly report is not a substitute for the proxy statement/prospectus or registration statement or any other document that Stock Yards Bancorp or Kentucky Bancshares may file with the SEC. KENTUCKY BANCSHARES’ SHAREHOLDERS ARE ADVISED TO READ THE REGISTRATION STATEMENT ON FORM S-4 AND THE RELATED PROXY STATEMENT/PROSPECTUS, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS AND ANY OTHER RELEVANT DOCUMENTS FILED OR TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGER TRANSACTION.

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

This quarterly report is not intended to and shall not constitute an offer to sell or the solicitation of an offer to buy securities nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. This quarterly report is also not a solicitation of any vote in any jurisdiction pursuant to the proposed transactions or otherwise. No offer of securities or solicitation will be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Recent Events

Pending Merger with Stock Yards Bancorp, Inc.

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

On December 27, 2020, a $900 billion COVID-19 relief package, as passed by the U.S. Congress, was signed into law as part of the 2021 Consolidated Appropriations Act (“CAA”). In addition to providing direct stimulus payments to certain individuals, an increase in unemployment insurance benefits, an extension of the eviction moratorium, relief to the healthcare industry, and additional aid to various other businesses, the COVID-19-related provisions of the CAA also established an additional $284 billion in funding for the PPP through May 31, 2021. The Company is also participating in this phase of the PPP.

As the health and safety of our employees and customers is of primary importance, throughout the COVID-19 pandemic, the Company has enforced mask policies and maintained social distancing precautions for all employees in the office and customer conducting business in our branches, to the fullest extent possible and pursuant to guidance issued by the Centers for Disease Control and state and local authorities. While COVID-19 cases have begun to ease during the first quarter of 2021 and progress has been made related to vaccination efforts, our management team continues to monitor the ongoing situation related to the COVID-19 pandemic in order to anticipate and respond to ongoing COVID-19 related developments.

Summary

The Company recorded net income of $2.5 million, or $0.41 basic earnings and diluted earnings per share for the first three months ended March 31, 2021 compared to $1.8 million or $0.30 basic earnings and diluted earnings per share for the three month period ended March 31, 2020. Net interest income decreased $293 thousand, or 3.3%, and the provision for loan losses decreased $1.5 million. Non-interest income increased $606 thousand, or 17.0%, for the three months ended March 31, 2021 compared to the same three month period in 2020. The increase in non-interest income is mostly attributed to an increase in gain on sale of loans.

For the three months ended March 31, 2021 and compared to the three months ended March 31, 2020, service charges decreased $208 thousand, gain on the sale of loans increased $464 thousand, gain on the sale of available for sale securities decreased $112 thousand and salaries and benefits expense increased $146 thousand. Data processing fees increased $86 thousand and debit card expenses decreased $7 thousand.

Return on average assets was 0.78% for the three months ended March 31, 2021 and 0.62% for the three months ended March 31, 2020. Return on average equity was 7.66% for the three month period ended March 31, 2021 and 5.77% for the three month period ended March 31, 2020.

Securities available for sale decreased $3.9 million from $353.5 million at December 31, 2020 to $349.6 million at March 31, 2021.

Gross Loans decreased $1.8 million from $766.9 million on December 31, 2020 to $765.1 million at March 31, 2021.

The overall decrease in loan balances from December 31, 2020 to March 31, 2021 is comprised of the following: a decrease of $5.5 million in 1-4 family residential loans, a decrease of $4.9 million in commercial loans, a decrease of $2.1 million in multi-family residential loans, a decrease of $2.1 million in agricultural loans, an increase of $12.8 million in non-farm and non-residential loans, a decrease of $612 thousand in consumer loans, and an increase of $565 thousand in real-estate construction loans. Other loan balances decreased $20 thousand from December 31, 2020 to March 31, 2021.

Total deposits increased from $978.6 million on December 31, 2020 to $1.0 billion on March 31, 2021, an increase of $47.1 million. Time deposits $250 thousand and over decreased $10.5 million from December 31, 2020 to March 31, 2021 while non-interest bearing demand deposit accounts increased $50.3 million and other interest bearing deposit accounts increased $7.3 million from December 31, 2020 to March 31, 2021.

Public fund account balances decreased $16.7 million from December 31, 2020 to March 31, 2021. Public fund accounts typically decrease during the first three quarters of the year and increase during the last quarter of the year due to tax payments collected during the fourth quarter and then withdrawn from the Bank during subsequent months.

Borrowings from the Federal Home Loan Bank decreased $6.8 million from December 31, 2020 to March 31, 2021 and repurchase agreements decreased $692 thousand.

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income was $8.7 million for the three months ended March 31, 2021 compared to $9.0 million for the three months ended March 31, 2020, a decrease of 3.3%.

The interest spread, excluding tax equivalent adjustments, was 2.83% for the first three months of 2021 compared to 3.10% for the first three months of 2020. For the first three months in 2021, the yield on interest earning assets decreased from 4.30% in 2020 to 3.41% in 2021, excluding tax equivalent adjustments.

The yield on loans, excluding tax equivalent adjustments, decreased sixty-one basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 from 4.95% to 4.34%. The yield on securities, excluding tax equivalent adjustments, decreased ninety basis points during the first three months of 2021 compared to 2020 from 2.54% in 2020 to 1.64% in 2021. The cost of liabilities was 0.59% for the first three months in 2021 compared to 1.14% in 2020.

Year to date average loans, excluding overdrafts, increased $10.1 million, or 1.3% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Loan interest income decreased $1.0 million during the first three months of 2021 compared to the first three months of 2020.

Year to date average total deposits increased from March 31, 2020 to March 31, 2021 by $142.2 million or 16.4%. Year to date average interest bearing deposits increased $49.9 million, or 8.0%, from March 31, 2020 to March 31, 2021. Deposit interest expense decreased $807 thousand for the first three months of 2021 compared to the same period in 2020. Year to date average borrowings, including repurchase agreements, decreased $21.4 million, or 16.4%, from March 31, 2020 to March 31, 2021. Interest expense on borrowed funds, including repurchase agreements, decreased $186 thousand for the first three months of 2021 compared to the same period in 2020.

The volume rate analysis for the three months ended March 31, 2021 indicates loan interest income decreased $1.0 million when compared to the same time period in 2020. An increase of $800 thousand attributed to increased loan volume was offset by a decrease of $1.8 million in loan interest income attributed to a decrease in loan rates. Much of the decrease in loan income is attributed to variable rate loans repricing at lower rates. The decrease of $195 thousand in securities interest income is attributable to decreases in rates of our security portfolio.

Also based on the following volume rate analysis for the three months ended March 31, 2021, a decrease in demand deposit interest rates resulted in a $773 thousand reduction to interest expense, interest paid for savings deposits remained fairly flat, and decreases in interest rates paid for time deposits resulted in a reduction of interest expense of $438 thousand. The change in volume in deposits and borrowings was responsible for a $427 thousand increase in interest expense, of which an increase in demand deposits resulted in an increase of $577 thousand in interest expense, a decrease in time deposits resulted in a decrease of $176 thousand in interest expense, an increase in repurchase agreements resulted in an increase of $82 thousand in interest expense, and a decrease in other borrowings resulted in a decrease of $112 thousand in interest expense. The net effect to interest expense was a decrease of $993 thousand. As a result, the decrease in net interest income for the first three months in 2021 is mostly attributed to decreasing rates paid on deposits.

Changes in Interest Income and Expense

	Three Months Ended
	2021 vs. 2020
	Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Net Change
INTEREST INCOME
Loans	$800	$(1,842)	$(1,042)
Investment Securities	2,253	(2,448)	(195)
Other	164	(213)	(49)
Total Interest Income	3,217	(4,503)	(1,286)
INTEREST EXPENSE
Deposits
Demand	577	(773)	(196)
Savings	56	(53)	3
Negotiable Certificates of Deposit and Other Time Deposits	(176)	(438)	(614)
Securities sold under agreements to repurchase and other borrowings	82	(112)	(30)
Federal Home Loan Bank advances	(112)	(44)	(156)
Total Interest Expense	427	(1,420)	(993)
Net Interest Income	$2,790	$(3,083)	$(293)

Non-Interest Income

Non-interest income increased $606 thousand for the three months ended March 31, 2021, compared to the same period in 2020, to $4.2 million.

Favorable variances to non-interest income for the first three months of 2021 include an increase of $90 thousand in loan service fee income (net), an increase of $92 thousand in trust department income, an increase of $68 thousand in brokerage income, an increase of $464 thousand in gains on the sale of loans, an increase of $198 thousand in debit card interchange income and an increase of $14 thousand in other income. Decreases to non-interest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 include a decrease of $208 thousand in service charges and a decrease of $112 thousand in gain on sale of available for sale securities.

The gain on the sale of loans increased from $683 thousand during the first three months of 2020 to $1.1 million during the first three months of 2021, an increase of $464 thousand.

The volume of loans originated to sell during the first three months of 2021 increased $5.7 million compared to the same time period in 2020. The volume of mortgage loan originations and sales is generally inverse to rate changes. A change in the mortgage loan rate environment can have a significant impact on the related gain on sale of mortgage loans. Loan service fee income, net of amortization and impairment expense, was $7 thousand for the three months ended March 31, 2021 compared to $(83) thousand for the three months ended March 31, 2020, an increase of $90 thousand. During the first three months of 2021, the market value adjustment to the carrying value of the mortgage servicing right was a net writedown of $2 thousand. During the first three months of 2020, the market value adjustment to the carrying value of the mortgage servicing right asset was a net writedown of $142 thousand, as the fair value of the asset decreased.

Non-Interest Expense

Total non-interest expense increased $587 thousand, or 6.4%, for the three month period ended March 31, 2021 compared to the same period in 2020.

For the comparable three month periods, salaries and employees benefits expense increased $146 thousand, an increase of 2.9%. The number of full-time employee equivalent employees decreased from 235 at March 31, 2020 to 222 at March 31, 2021, a decrease of thirteen full-time equivalent employees. Much of the decrease in full-time equivalent employees occurred near the end of the quarter. Therefore, salaries and benefits were recorded for these employees for much of the quarter.

Occupancy expense decreased $101 thousand to $993 thousand for the first three months of 2021 compared to the same time period in 2020.

Legal and professional fees increased $750 thousand for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to fees incurred during the first quarter of 2021 related to the merger with Stock Yards Bank and Trust.

Taxes other than payroll, property and income decreased $254 thousand during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due to the elimination of the bank franchise tax in 2021. However, this was partially offset by an increase in the provision for income taxes as a newly implemented Kentucky state income tax replaced the bank franchise tax.

Loss on limited partnership expense decreased $174 thousand for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in loss on limited partnership expense during 2021 is attributed to increased amortization expense for one of our tax credit investments during 2020.

Income Taxes

The effective tax rate for the three months ended March 31, 2021 was 16.7% compared to (3.1)% in 2020. These effective tax rates are less than the statutory rate of 21% as a result of the Company investing in tax-free securities, loans and other investments which generate tax credits for the Company. The Company also has a captive insurance subsidiary which contributes to reducing taxable income. The effective tax rate was higher for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 largely due to tax credits associated with low income housing investments decreasing from $304 thousand for the three months ended March 31, 2020 to $119 thousand for the three months ended March 31, 2021; a decrease of $185 thousand. Also, the Company is now subject to a state income tax. This replaces the franchise tax the Bank was subject to in prior years. This change resulted in an increase of $52 thousand in recorded income tax expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Further, income before income taxes for the three months ended March 31, 2021 increased $1.3 million when compared to the three months ended March 31, 2020 which also contributed to the increase in recorded income tax expense. Tax- exempt interest income increased $111 thousand for the first three months of 2021 compared to the first three months of 2020.

As part of normal business, the Bank typically makes tax free loans to select municipalities in our market and invests in selected tax free securities, primarily in the Commonwealth of Kentucky. In making these investments, the Company considers the overall impact to managing our net interest margin, credit worthiness of the underlying issuer and the favorable impact on our tax position. For the three months ended March 31, 2021, the Company averaged $53.9 million in tax free securities and $46.5 million in tax free loans. As of March 31, 2021, the weighted average remaining maturity for the tax free securities is 65 months, while the weighted average remaining maturity for the tax free loans was 158 months.

For the year ended December 31, 2020, the Company averaged $36.9 million in tax free securities, and $69.2 million in tax free loans. As of December 31, 2020, the weighted average remaining maturity for the tax free securities was 62 months, while the weighted average remaining maturity for the tax free loans was 158 months.

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

Cash and cash equivalents were $81.9 million as of March 31, 2021 compared to $39.0 million at December 31, 2020. The increase in cash and cash equivalents is attributed to an increase of $43.0 million in cash and due from banks.

In addition to cash and cash equivalents, the securities portfolio provides an important source of liquidity. Securities available for sale totaled $349.6 million at March 31, 2021 compared to $353.5 million at December 31, 2020. The securities available for sale are available to meet liquidity needs on a continuing basis. However, we expect our customers’ deposits to be adequate to meet our funding demands.

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

For the first three months of 2021, deposits increased $47.1 million compared to December 31, 2020. The Company’s borrowed funds from the Federal Home Loan Bank decreased $6.8 million from December 31, 2020 to March 31, 2021, federal funds purchased remained at zero, and total repurchase agreements decreased $692 thousand from December 31, 2020 to March 31, 2021.

Management is aware of the challenge of funding sustained loan growth. Therefore, in addition to deposits, other sources of funds, such as Federal Home Loan Bank advances, may be used. We rely on Federal Home Loan Bank advances for both liquidity and asset/liability management purposes. These advances are used primarily to fund long- term fixed rate residential mortgage loans. As of March 31, 2021, we have sufficient collateral to borrow an additional $118.4 million from the Federal Home Loan Bank. In addition, as of March 31, 2021, $45 million is available in overnight borrowing through various correspondent banks and $315 million is available in brokered deposits. In light of this, management believes there is sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. In addition, the Federal Reserve has implemented a liquidity facility available to financial institutions participating in the PPP. As such, the Bank believes it has sufficient liquidity sources to fund all pending PPP loans and to continue to provide this important service to local businesses.

Capital Requirements

In August 2018, the Federal Reserve Board issued an interim final ruling that holding companies with assets less than $3 billion are not subject to minimum capital requirements. As a result, only Bank capital data and capital ratios are presented as of March 31, 2021 and December 31, 2020.

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

The Bank has elected to use the CBLR framework. The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules the community bank leverage ratio minimum requirement was 8% as of December 31, 2020, 8.5% for calendar year 2021, and 9% for calendar year 2022 and beyond. The interim rules allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the bank maintained a leverage ratio of 7% as of December 31, 2020, and maintains a leverage ratio of 7.5% for calendar year 2021, and 8% for calendar year 2022 and beyond.

At March 31, 2021, the Bank’s CBLR was 8.8%. Management believes as of March 31, 2021, the Bank meets all capital adequacy requirements to which it is subject. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) and Tier I capital (as defined in the regulations) to average assets (as defined).

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

At March 31, 2021 and at December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual amounts and ratios are presented in the following table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
March 31, 2021
Bank Only
Tier I Capital (to Average Assets)	$109,439	8.8	$98,999	8.5	$98,999	8.5

December 31, 2020
Bank Only
Tier I Capital (to Average Assets)	107,805	9.0	96,258	8.0	96,258	8.0

Non-Performing Assets

As of March 31, 2021, our non-performing assets, including other real estate, totaled $4.8 million or 0.38% of assets compared to $6.1 million or 0.50% of assets at December 31, 2020 (see the following table). The Company experienced a decrease of $80 thousand in non-accrual loans from December 31, 2020 to March 31, 2021. As of March 31, 2021, non-accrual loans include $124 thousand in loans secured by construction real estate, $800 thousand in loans secured by multi-family residential property, $1.8 million in loans secured by non-farm non-residential property, $1.2 million in loans secured by 1-4 family properties and $49 thousand in consumer loans.

Loans secured by real estate composed 96.7% of the non-performing loans as of March 31, 2021 and 96.4% as of December 31, 2020. Forgone interest income on non-accrual loans totaled $236 thousand for the first three months of 2021 compared to forgone interest of $101 thousand for the same time period in 2020.

Accruing loans that are contractually 90 days or more past due as of March 31, 2021 totaled $101 thousand compared to $75 thousand at December 31, 2020, a decrease of $26 thousand. Total nonperforming and restructured loans decreased $1.2 million from December 31, 2020 to March 31, 2021. The decrease was mostly attributed to one loan paying off during the first quarter of 2021 which had an outstanding balance of $1.1 million and was classified as an accruing troubled debt restructuring as of December 31, 2020. The ratio of nonperforming and restructured loans to loans decreased from 0.69% at December 31, 2020 to 0.53% at March 31, 2021.

In addition, the amount the Company has recorded as other real estate owned decreased $141 thousand from December 31, 2020 to March 31, 2021. As of March 31, 2021 and December 31, 2020, the amount recorded as other real estate owned totaled $735 thousand and $876 thousand, respectively. During the first three months of 2021, one addition was made to other real estate properties and one sale occurred. The allowance as a percentage of non-performing and restructured loans and other real estate owned increased from 161% at December 31, 2020 to 197% at March 31, 2021.

Nonperforming and Restructured Assets

	3/31/2021	12/31/2020

	(in thousands)
Non-accrual Loans	$3,971	$4,051
Accruing Loans which are Contractually past due over 89 days	101	75
Accruing Troubled Debt Restructurings	—	1,145
Total Nonperforming and Restructured Loans	4,072	5,271
Other Real Estate	735	876
Total Nonperforming and Restructured Loans and Other Real Estate	$4,807	$6,147
Nonperforming and Restructured Loans as a Percentage of Loans	0.53%	0.69%
Nonperforming and Restructured Loans and Other Real Estate as a Percentage of Total Assets	0.38%	0.50%
Allowance as a Percentage of Period-end Loans	1.24%	1.29%
Allowance as a Percentage of Non-performing and Restructured Loans and Other Real Estate	197%	161%

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

Provision for Loan Losses

The loan loss provision for the first three months of 2021 was $100 thousand compared to $1.6 million for the first three months of 2020. The decrease in the total loan loss provision during the first three months of 2021 compared to the same time period in 2020 was attributed mostly to uncertainties surrounding the COVID-19 pandemic in 2020. For the three months ended March 31,2020, the Company recorded additional provision for loan losses as a result of these uncertainties. For the three months ended March 31, 2021, the Company reversed a portion of the additional provision for loan losses recorded during 2020 due to recording few charge offs thus far as a result of the pandemic. However, these reductions were partially offset by one loan which had a partial charge off totaling $500 thousand during the three months ended March 31, 2021. It is possible the Company will have additional provision for loan losses expense in future quarters as a result of the economic downturn associated with the COVID-19 pandemic. The allowance for loan losses as a percentage of loans was 1.24% at March 31, 2021 compared to 1.29% at December 31, 2020.

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

Nonperforming loans and restructured loans decreased $1.2 million from December 31, 2020 to $4.1 million at March 31, 2021. The Company recorded net charge-offs of $537 thousand for the three months ended March 31, 2021 compared to net charge-offs of $169 thousand for the three months ended March 31, 2020. Future levels of charge-offs will be determined by the particular facts and circumstances surrounding individual loans.

Based on the above information, management believes the current loan loss allowance is sufficient to meet probable incurred loan losses.

	Three Months Ended March 31,
	(in thousands)
	2021	2020
Balance at Beginning of Period:	$9,897	$8,460
Amounts Charged-Off:
Commercial	3	25
Real estate mortgage:
1-4 family residential	—	35
Multi-family residential	500	—
Non-farm & non-residential	19	—
Consumer and other	289	347
Total Charged-off Loans	811	407
Recoveries on Amounts Previously Charged-off:
Commercial	1	6
Real Estate Construction	4	—
Real estate mortgage:
1-4 family residential	3	15
Agricultural	6	2
Consumer and other	260	215
Total Recoveries	274	238
Net Charge-offs	537	169
Provision for Loan Losses	100	1,625
Balance at End of Period	9,460	9,916
Loans
Average	768,491	762,389
At March 31,	765,095	778,327
As a Percentage of Average Loans:
Net Charge-offs (Recoveries) for the period	0.07%	0.02%
Provision for Loan Losses for the period	0.01%	0.21%
Allowance as a Multiple of Net Charge-offs annualized	4.4	14.7

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

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and the Bank may be involved in various legal proceedings that the Company believes is of such types common to our industry. There are currently two lawsuits in which the Company is a defendant.

On April 9, 2021, a lawsuit was filed by a purported shareholder of the Company in the Circuit Court of Bourbon County, Kentucky challenging our proposed merger with Stock Yards Bancorp, Inc.  The complaint, captioned Paul Parshall v. Kentucky Bancshares, Inc. et al. (Case No. 21-CI-00109), names as defendants the Company, the Company’s board of directors, Stock Yards Bancorp, Inc. (“Stock Yards Bancorp”) and H. Meyer Merger Subsidiary, Inc., a wholly-owned subsidiary of Stock Yards Bancorp (“Merger Sub”).  The complaint alleges, among other things, that the individual defendants breached their fiduciary duties as directors of the Company in connection with their consideration and approval of the proposed merger transaction and caused materially misleading and incomplete information regarding the proposed transaction to be disseminated to the Company shareholders in violation of their fiduciary duty of disclosure.  The complaint further asserts that the Company, Stock Yards Bancorp and Merger Sub aided and abetted the alleged breaches of fiduciary duty by the directors of the Company in connection with the proposed transaction.  The complaint seeks, among other relief, preliminary and permanent injunctions preventing the defendants from proceeding with, consummating or closing the proposed transaction unless and until the Company provides all material information to the Company shareholders to allow them to make a fully informed voting or appraisal decision with respect to the proposed transaction and adopts and implements a procedure or process to obtain a merger agreement providing the best available terms for the Company shareholders. Stock Yards Bancorp, the Company and the Company’s board of directors believe the claims asserted in the lawsuit are without merit. On April 28, 2021, Stock Yards Bancorp and Merger Sub, with the consent of the other defendants, filed a Notice of Removal with the U.S. District Court for the Eastern District of Kentucky, Central Division, to remove the case from Bourbon Circuit Court to the U.S. District Court (Case No. 5:21-CV-00108-REW) for all further proceedings.

On April 30, 2021, a lawsuit was filed by a purported shareholder of the Company in the U.S. District Court for the Southern District of New York challenging our proposed merger with Stock Yards Bancorp.  The complaint, captioned Alex Ciccotelli v. Kentucky Bancshares, Inc. et al. (Case No. 1:21-CV-03865-LAP), names as defendants the Company, the Company’s board of directors, Stock Yards Bancorp and Merger Sub.  The complaint alleges, among other things, that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 14a-9 promulgated thereunder by disseminating a proxy statement/prospectus to the shareholders of the Company in connection with the proposed transaction that contains material misstatements and omissions and that the Company is liable as the issuer of those statements.  The complaint further asserts that the individual defendants and Stock Yards Bancorp are liable for the alleged misstatements and omissions in the proxy statement/prospectus by virtue of their actions as controlling persons of the Company within the meaning of Section 20(a) of the 1934 Act.

The complaint seeks, among other relief, preliminary and permanent injunctions preventing the defendants from proceeding with, consummating or closing the proposed transaction, an order directing the individual defendants to disseminate a proxy statement/prospectus that does not contain any material misstatements or omissions and, in the event defendants consummate the proposed transaction, an award of rescissionary damages.  Stock Yards Bancorp, the Company and the Company’s board of directors believe the claims asserted in the lawsuit are without merit.

Item 1 A. Risk Factors

There are factors, many beyond our control, which may significantly affect the Company’s financial position and results of operations. In addition to the other information set forth in this Form 10-Q document, you should consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2020 Form 10-K, as updated in our subsequent quarterly reports. These risks are not totally independent of each other; some factors affect more than one type of risk. These include regulatory, economic, and competitive environments. There have been no material changes to the risk factors previously disclosed in the Company’s 2020 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c) Total Number	(d) Maximum Number
	Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	Or Programs	Plans or Programs
1/1/21 - 1/31/21	—	$—	—	135,824	shares

2/1/21 - 2/28/21	—	—	—	135,824	shares

3/1/21 - 3/31/21	—	—	—	135,824	shares

Total	—	$—	—	135,824	shares

On October 25, 2000, we announced that our Board approved a stock repurchase program and authorized the Company to purchase up to 200,000 shares of its outstanding common stock. On November 11, 2002, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares. On May 20, 2008, the Board of Directors approved and authorized the Company to purchase an additional 200,000 shares. On May 17, 2011, the Board approved and authorized the Company’s repurchase of an additional 200,000 shares. On November 18, 2016, the Board of Directors approved and authorized the Company’s repurchase of an additional 100,000 shares. Shares will be purchased from time to time in the open market depending on market prices and other considerations. Through March 31, 2021

764,176 shares have been purchased.

Item 6. Exhibits

Ay

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded withing the Inline XBRL document)

101 SCH	Inline XBRL Taxonomy Extension Scheme Document

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY BANCSHARES, INC.

Date	5/11/21	/s/Louis Prichard
Louis Prichard, President and C.E.O.

Date	5/11/21	/s/Gregory J. Dawson
Gregory J. Dawson, Chief Financial Officer